Form 10-Q
period 1996-03-31
REGIS CORP
filed 1996-05-03
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the quarterly period ended    March 31, 1996
                                  ------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from                         to
                                --------------------       -------------------


                              --------------------

For Quarter Ended                        Commission file number   011230
                 -------------------                           -----------------

                               Regis Corporation
                            -----------------------

                (Exact name of registrant as specified in its charter)

              Minnesota                                41-0749934
           ---------------------------------------------------------
           (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)         Identification No.)

      7201 Metro Boulevard, Edina, Minnesota                   55439
   --------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

                                (612)947-7777
           ----------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                          -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 1996:

Common Stock, $.05 par value                      11,884,128
- - ----------------------------                      -------------
         Class                                    Number of Shares

                                             This document consists of 23 pages.
                                        The Exhibit Index is located on page 20.

                                  REGIS CORPORATION

                                        INDEX


PART I.  Financial Information                                        Page No.
         ---------------------                                        --------

         Item 1.  Consolidated Financial Statements:

                  Balance Sheet as of June 30, 1995
                  and March 31, 1996                                    3

                  Statement of Operations for the three
                  months ended March 31, 1995 and 1996                  4

                  Statement of Operations for the nine
                  months ended March 31, 1995 and 1996                  5

                  Statement of Cash Flows for the nine
                  months ended March 31, 1995 and 1996                  6

                  Notes to Consolidated Financial Statements            7-8

                  Review Report of Independent Accountants              9

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         10-20



Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                      20-22

Signatures                                                              23

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                        AS OF JUNE 30, 1995 AND MARCH 31, 1996
                                (DOLLARS IN THOUSANDS)


                                        June 30, 1995       March 31, 1996
                                                              (Unaudited)
                                        -------------       --------------
ASSETS
Current assets:
  Cash and cash equivalents               $  1,244             $  7,786
  Accounts receivable                        3,931                4,119
  Inventories                               23,406               26,383
  Deferred income taxes                      2,204                1,651
  Other current assets                       4,271                4,483
                                          --------             --------

      Total current assets                  35,056               44,422

Property and equipment, net                 73,939               88,316
Goodwill                                    51,421               61,253
Other assets                                 5,907                5,707
                                          --------             --------

      Total assets                        $166,323             $199,698
                                          --------             --------
                                          --------             --------

LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Current liabilities:
  Long-term debt, current portion         $ 11,990             $ 12,242
  Accounts payable                           9,163               12,573
  Accrued expenses                          23,985               27,426
                                          --------             --------

      Total current liabilities             45,138               52,241

Long-term debt                              37,969               44,518
Deferred income taxes                          109                  344
Other noncurrent liabilities                 6,680                6,380

Shareholders' equity:
  Common stock, $.05 par value;
    authorized, 25,000,000 shares;
    issued and outstanding, 11,288,044
    shares at June 30, 1995 and
    11,866,128 at March 31, 1996               565                  593
  Additional paid-in capital                65,460               72,631
  Retained earnings                         10,402               22,991
                                          --------             --------
      Total shareholders' equity            76,427               96,215
                                          --------             --------

        Total liabilities and
         shareholders' equity             $166,323             $199,698
                                          --------             --------
                                          --------             --------

        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             1995                 1996
                                             ----                 ----
Sales:
  Company-owned operations:
    Service                                 $ 74,477            $ 89,984
    Product                                   27,008              35,169
                                            --------            --------

                                             101,485             125,153
  Franchise revenues                           1,172               1,046
                                            --------            --------

                                             102,657             126,199
                                            --------            --------

Operating expenses:
  Cost of sales:
    Service                                   44,100              53,026
    Product                                   14,419              18,735
  Rent                                        13,284              17,333
  Selling, general and administrative         19,374              22,441
  Depreciation and amortization                3,739               4,731
  Other, including franchise expenses          1,084               1,092
                                            --------            --------

                                              96,000             117,358
                                            --------            --------

      Operating income                         6,657               8,841

Other income (expense):
  Interest                                    (1,576)             (1,583)
  Nonrecurring gains                             250                 209
  Other, net                                      47                  24
                                            --------            --------

      Income before income taxes               5,378               7,491

Income taxes                                  (2,162)             (3,082)
                                            --------            --------

      Net income                            $  3,216            $  4,409
                                            --------            --------
                                            --------            --------

Net income per share:
    Primary                                 $    .28            $    .36
                                            --------            --------
                                            --------            --------
    Fully diluted                           $    .27            $    .36
                                            --------            --------
                                            --------            --------

    Common and common equivalent shares
      outstanding:
    Primary                                   11,455              12,170
                                            --------            --------
                                            --------            --------
    Fully diluted                             11,863              12,266
                                            --------            --------
                                            --------            --------


        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                              1995               1996
                                              ----               ----

Sales:
  Company-owned operations:
    Service                                $ 227,326           $ 258,172
    Product                                   82,784             102,580
                                           ---------           ---------
                                             310,110             360,752

    Franchise revenues                         3,282               3,771
                                           ---------           ---------
                                             313,392             364,523

Operating expenses:
  Cost of sales:
    Service                                  133,681             150,586
    Product                                   44,129              54,694
  Rent                                        40,065              48,311
  Selling, general and administrative         58,928              65,757
  Depreciation and amortization               10,986              13,303
  Other, including franchise expenses          3,861               4,236
                                           ---------           ---------
                                             291,650             336,887


      Operating income                        21,742              27,636

Other income (expense):
  Interest                                    (4,926)             (4,504)
  Nonrecurring gains                             945                 486
  Other, net                                     137                 108
                                           ---------           ---------

      Income before income taxes              17,898              23,726

Income taxes                                  (7,516)             (9,965)
                                           ---------           ---------

    Net income                             $  10,382           $  13,761
                                           ---------           ---------
                                           ---------           ---------

Net income per share:
    Primary                                $     .92           $   1.16
                                           ---------           --------
                                           ---------           --------
    Fully diluted                          $     .89           $   1.14
                                           ---------           --------
                                           ---------           --------

Common and common equivalent shares
  outstanding:
    Primary                                   11,311             11,875
                                              ------             ------
                                              ------             ------
    Fully diluted                             11,716             12,115
                                              ------             ------
                                              ------             ------


        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)

                                                          1995                1996
                                                          ----                ----

Cash flows from operating activities:
  Net income                                           $  10,382            $ 13,761
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                         11,258              13,626
    Deferred income taxes                                 (1,237)               (254)
    Nonrecurring items                                     1,805
    Changes in assets and liabilities, exclusive
      of investing and financing activities                  125                 830
    Other                                                  1,402               1,356
                                                       ---------            --------
  Net cash provided by operating activities               23,735              29,319
                                                       ---------            --------

Cash flows from investing activities:
  Capital expenditures                                   (10,593)            (18,778)
  Purchase of salon assets, net of cash acquired and
    certain obligations assumed                           (1,160)            (14,921)
  Other                                                      103
                                                       ---------            --------
  Net cash used in investing activities                  (11,650)            (33,699)
                                                       ---------            --------

Cash flows from financing activities:
  Borrowings on line of credit                            65,424              77,595
  Payments on line of credit                             (77,461)            (83,575)
  Proceeds from issuance of long-term debt                                    17,528
  Repayment of long-term debt                               (390)             (3,908)
  Dividends paid                                                                (871)
  Proceeds from issuance of common stock                                       4,300
                                                       ---------            --------
  Net cash provided by (used in) financing activities    (12,427)             11,069
                                                       ---------            --------

Effect of exchange rate changes on cash                     (134)               (147)
                                                       ---------            --------

Increase (decrease) in cash and cash equivalents            (476)              6,542
Cash and cash equivalents:
  Beginning of period                                      3,455               1,244
                                                       ---------            --------

  End of period                                        $   2,979            $  7,786
                                                       ---------            --------
                                                       ---------            --------

Changes in assets and liabilities, exclusive of
  investing and financing activities:
    Accounts receivable                                $      55            $  1,733
    Inventories                                            1,051              (1,327)
    Other current assets                                     525                (182)
    Accounts payable                                      (3,149)              1,763
    Accrued expenses                                       1,643              (1,157)
                                                       ---------            --------
                                                       $     125            $    830
                                                       ---------            --------
                                                       ---------            --------


        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
    The unaudited consolidated statements of operations for the three and nine months ended March 31, 1995 and 1996, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

    The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended June 30, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the financial data included herein. Their report on such review accompanies this filing.

    COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin.

    ASSET IMPAIRMENT ASSESSMENTS. On a periodic basis, the Company measures and evaluates the recoverability of its tangible and intangible noncurrent assets using undiscounted cash flow analyses.

2.  NONRECURRING GAINS:
    During the first, second and third quarters of fiscal 1996, the Company received $137,000, $140,000 and $209,000, respectively, of principal payments from Premier Salons. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

3.  ACQUISITIONS:
    In September 1995, the Company completed the acquisitions of Essanelle Limited (Essanelle) and S&L du Lac. The $6,300,000 aggregate purchase price was paid to the selling shareholder in cash at closing. Additionally, the Company made a $992,000 cash payment at closing to Essanelle to facilitate the payoff of existing debt of Essanelle. The purchase price has been funded through a combination of proceeds from the issuance of the Company's common stock and proceeds from long-term debt issued by banks.

    In January 1996, the Company announced the acquisitions of Steiner Salons Limited and Steiner Hairdressing Limited. The $2,800,000 aggregate purchase price was paid to the selling shareholder in cash at closing. The purchase price has been funded with borrowing under the Company's revolving credit facility and long-term debt from banks.

    In addition, the Company made numerous other acquisitions during 1996 with an aggregate purchase price of approximately $5,000,000.

    These acquisitions have been accounted for as purchases, and their results have been recorded from the date of their acquisitions. These acquisitions are not significant to the Company's overall results.

4.  FINANCING ARRANGEMENTS:
    In February 1996, the Company borrowed $10,000,000 of Senior Notes which bear interest at 6.9 percent and are due in July 2005.

5.  EMPLOYEE BENEFIT PLANS
    In March 1996, the Company granted incentive stock options to purchase approximately 150,000 shares of common stock granted for fair market value at the date of grant.

6.  OTHER FINANCIAL STATEMENT DATA:
    The following provides supplemental disclosures of cash flow activity for the nine months ended March 31, 1995 and 1996:

         Cash paid during the period for:         1995           1996
                                                  ----           ----
              Interest                      $4,929,000     $4,390,000
              Income taxes                   7,278,000      9,807,000

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 1996, and the related consolidated statements of operations for the three and nine months ended March 31, 1995 and 1996, and the consolidated statement of cash flows for the nine months ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not fully presented herein); and in our report dated August 18, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                   /s/ Coopers & Lybrand L.L.P.

                               COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 22, 1996

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                       SUMMARY

    Regis Corporation, based in Minneapolis, is the largest owner and operator of mall-based hair and retail product salons in the world. The Regis worldwide operations include 1,793 hairstyling salons at March 31, 1996 operating in four divisions: REGIS HAIRSTYLISTS, MASTERCUTS, TRADE SECRET and INTERNATIONAL. Worldwide operations include 81 franchised salons operating primarily in the TRADE SECRET division. The Company has more than 18,000 employees worldwide.

    During the third quarter of fiscal 1996, the Company's sales increased
22.9 percent to a record $126,199,000 and operating income increased
32.8 percent to $8,841,000. Exclusive of nonrecurring gains, fully diluted earnings per share increased 34.6 percent in the third quarter of fiscal
1996 to $.35 per share, compared to $.26 per share in the same period the prior year.


                                RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of sales. All percentages were computed as a percentage of total revenue from company-owned salon operations. For purposes of this analysis, revenues from the Company's franchise operations have been netted against the related franchise expenses, as included in the cost category "Other, including franchise revenues and expenses." This was done to facilitate a meaningful comparison of the historical expense ratios of the Company. Franchise revenues are not material to the Company as they represent approximately 1 percent of total sales.

                                 WORLDWIDE OPERATIONS


                                                       FOR THE PERIODS ENDED MARCH 31,
                                                       -------------------------------
                                                    THREE MONTHS              NINE MONTHS
                                                    ------------              -----------
                                                   1995      1996           1995      1996
                                                   ----      ----           ----      ----

Sales                                             100.0%    100.0%         100.0%    100.0%

Operating expenses:
  Cost of sales                                    57.7      57.3           57.3      56.9
  Rent                                             13.1      13.8           12.9      13.4
  Selling, general and administrative              19.1      17.9           19.0      18.2
  Depreciation and amortization                     3.7       3.8            3.5       3.7
  Other, including franchise revenues and
    expenses                                       (0.2)      0.1            0.3       0.1
                                                   ----      ----           ----      ----
                                                   93.4      92.9           93.0      92.3
                                                   ----      ----           ----      ----

         Operating income                           6.6       7.1            7.0       7.7

Other income (expense):
  Interest                                         (1.5)     (1.3)          (1.6)     (1.2)
  Nonrecurring gains                                0.2       0.2            0.3       0.1
  Other, net                                       (0.1)     (0.1)                    (0.1)
                                                   ----      ----           ----      ----
Income before income taxes                          5.2       5.9            5.7       6.5
Income taxes                                       (2.1)     (2.4)          (2.4)     (2.7)
                                                   ----      ----           ----      ----
    Net income                                     3.1%      3.5%           3.3%      3.8%
                                                   ----      ----           ----      ----
                                                   ----      ----           ----      ----


                                        SALES

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    SALES. Sales for the third quarter of fiscal 1996 grew to a record $126,199,000 representing an increase of $23,542,000, or 22.9 percent, over the same period in fiscal 1995. More than one-half of the increase is attributable to acquisitions occurring subsequent to the third quarter of fiscal 1995, with the remaining increase due to net salon openings and increases in customers served and product sales. REGIS HAIRSTYLISTS, MASTERCUTS and TRADE SECRET retail product salons in the United States and Canada (Domestic salons) accounted for $12,766,000 of the total sales increase, with the balance of the overall revenue growth generated from the Company's United Kingdom, South Africa, Switzerland and Mexico salon operations (International salons), largely influenced by the Company's recent salon acquisitions in the United Kingdom.

    For the third quarter of fiscal 1996, sales from REGIS HAIRSTYLISTS were $66,724,000, an increase of 6.1 percent, sales from MASTERCUTS were $20,998,000, an increase of 22.1 percent, TRADE SECRET company-owned sales were $16,422,000, an increase of 46.6 percent and International salon sales were $21,009,000, an increase of 105 percent.

    During the third quarter of fiscal 1996, same store sales from Domestic salons open more than twelve months increased 4.8 percent compared to a
2.0 percent same store sales increase during the same period the previous year. Same store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, decreased 0.4 percent. Same store sales increases achieved for Domestic salons during the third quarter of fiscal
1996 are primarily due to an increase in the number of customers served. The Company utilizes an audiovisual-based training system in its salons.
Management believes this training system provides its employees with improved customer service and technical skills and positively contributes to the increase in customers served.

    SERVICE SALES. Service sales in the third quarter of fiscal 1996 were $89,984,000, an increase of $15,507,000, or 20.8 percent, over the same period in fiscal 1995. This increase was primarily due to acquisitions occurring subsequent to the third quarter of fiscal 1995, net salon openings and increases in customers served worldwide.

    PRODUCT SALES. Product sales in the third quarter of fiscal 1996 were $35,169,000, an increase of $8,161,000, or 30.2 percent, over the same period in fiscal 1995. Of the increase, the TRADE SECRET retail product salon operations represented $4,066,000, increased product sales from REGIS HAIRSTYLISTS and MASTERCUTS salons represented $2,604,000, and increased product sales from INTERNATIONAL salons represented $1,491,000. Product sales for REGIS HAIRSTYLISTS and MASTERCUTS salons represented 20.2 percent of their third quarter fiscal 1996 sales mix, compared to 18.8 percent in the same period of fiscal 1995. This increase continues to be primarily volume driven. This growth reflects continuing increased customer awareness and acceptance of national brand salon merchandise and sales training of Company employees.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    SALES.    Sales for the first nine months of fiscal 1996 were a record
$364,523,000 representing an increase of $51,131,000 or 16.3 percent, over the same period in fiscal 1995. More than one-half of this increase is attributable to acquisitions occurring subsequent to the third quarter of fiscal 1995, with the remaining increase due to net salon openings and increases in customers served and product sales. Domestic salons accounted for $31,949,000 of the total sales increase. The remaining sales growth was generated from the Company's International salons primarily due to recent acquisitions.

    For the first nine months of fiscal 1996, sales from REGIS HAIRSTYLISTS were $199,720,000, an increase of 4.1 percent, sales from MASTERCUTS were $61,904,000, an increase of 19.4 percent, TRADE SECRET company-owned sales were $47,315,000, an increase of 40.4 percent and International salon sales were $51,813,000, an increase of 58.8 percent.

    During the first nine months of fiscal 1996, same store sales from Domestic salons open more than twelve months increased 3.7 percent compared to a
3.7 percent same store sales increase during the same period the previous year. Same store sales for the U.K. salons, the primary component of International salons, increased 0.4 percent during the first nine months. Same store sales increases achieved for domestic salons during the first nine months of fiscal 1996 are primarily due to an increase in the number of customers served.

    SERVICE SALES. Service sales in the first nine months of fiscal 1996 were $258,172,000, an increase of $30,846,000, or 13.6 percent, over the same period in fiscal 1995. This increase was primarily due to acquisitions occurring subsequent to the third quarter of fiscal 1995, net salon openings and increases in customers served worldwide.

    PRODUCT SALES. Product sales in the first nine months of fiscal 1996 were $102,580,000, an increase of $19,796,000, or 23.9 percent, over the same period in fiscal 1995. Of the increase, the TRADE SECRET retail product salon operations represented $10,751,000, and increased product sales from REGIS HAIRSTYLISTS and MASTERCUTS salons represented $6,426,000. Product sales for REGIS HAIRSTYLISTS and MASTERCUTS salons represented 20.3 percent of their sales mix for the first nine months of fiscal 1996 sales, compared to 19.1 percent in the same period of fiscal 1995. This increase continues to be primarily volume driven.

                                    COST OF SALES

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Cost of sales in the third quarter of fiscal 1996 was $71,761,000, compared to $58,519,000, in the same period the previous year. The resulting combined gross margin percentage for the third quarter of fiscal 1996 improved to
42.7 percent compared to 42.3 percent in the same period the previous year. This improvement is due to several factors, the most significant of which is an improved utilization of salary and commissions at REGIS HAIRSTYLISTS, the major component of cost of sales. Improved gross margin was also the result of favorable mix changes, primarily an increase in sales from MASTERCUTS salons which have lower payroll costs as a percentage of sales compared to REGIS HAIRSTYLISTS salons, and an increase in the percentage of product sales at REGIS HAIRSTYLISTS and MASTERCUTS which have higher gross margins than service sales.

    Service margins improved to 41.1 percent in the third quarter of fiscal 1996, compared to 40.8 percent in the same period the previous year. As previously noted, this improvement was due to improved payroll utilization and favorable sales mix changes. Retail product margins improved to 46.7 percent in the third quarter of fiscal 1996, compared to 46.6 percent in the same period the previous year. The improvement in product margins is due to favorable product mix changes and improved product purchasing power, partially offset by an increasing percentage of product sales from TRADE SECRET and INTERNATIONAL salons which have a slightly higher effective mix of product cost than the Company's other salon divisions.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Cost of sales in the first nine months of fiscal 1996 was $205,280,000, compared to $177,810,000, in the same period the previous year. The resulting combined gross margin percentage for the first nine months of fiscal 1996 improved to 43.1 percent compared to 42.7 percent in the same period the previous year. This improvement is due to several factors, the most significant of which is an improved utilization of salary and commissions at REGIS HAIRSTYLISTS, the major component of cost of sales. Improved gross margin was also the result of favorable mix changes, primarily an increase in sales from MASTERCUTS salons which have lower payroll costs as a percentage of sales compared to REGIS HAIRSTYLISTS salons, and an increase in the percentage of product sales at REGIS HAIRSTYLISTS and MASTERCUTS which have higher gross margins than service sales.

    Service margins improved to 41.7 percent in the first nine months of fiscal 1996, compared to 41.2 percent in the same period the previous year. As previously noted, this improvement was due to improved payroll utilization and favorable sales mix changes. Retail product margins remained consistent at
46.7 percent in the third quarter of fiscal 1996, compared to 46.7 percent in the same period the previous year. The stable product margins are due to favorable product mix changes and improved product purchasing power, offset by an increasing percentage of product sales from TRADE SECRET and International salons which have a slightly higher effective mix of product cost than the Company's other salon divisions.

                                     RENT EXPENSE

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Rent expense in the third quarter of fiscal 1996 was $17,333,000, or
13.8 percent of sales, compared to $13,284,000, or 13.1 percent of sales, in the same period the previous year. The percentage increase is due to the recent U.K. acquisitions of the Essanelle department store salons and the Steiner salons in September 1995 and January 1996, respectively. When compared to Domestic salon operations, the U.K. salon operations have higher rent expenses and lower selling and administrative expenses because certain costs are absorbed by department stores and passed on as rent. Rent expense as a percentage of sales for the Company's REGIS HAIRSTYLISTS, MASTERCUTS and TRADE SECRET salons improved slightly between the two periods primarily due to sales leveraging of this fixed cost.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Rent expense in the first nine months of fiscal 1996 was $48,311,000, or
13.4 percent of sales, compared to $40,065,000, or 12.9 percent of sales, in the same period the previous year. As noted above, the increase is due to the recent U.K. acquisitions of the Essanelle department store salons and the Steiner salons. Exclusive of the impact of the recent U.K. acquisitions rent as a percentage of sales would have been 12.8% for the first nine months of fiscal 1996.

                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Selling, general and administrative expense in the third quarter of fiscal 1996 was $22,441,000, or 17.9 percent of sales, compared to $19,374,000, or
19.1 percent of sales, in the same period the previous year. Such expenses include costs directly related to salon operations (such as advertising, promotion, insurance, telephone and utilities), field supervision costs (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). The improvement is primarily attributable to the U.K. acquisitions for the reasons described under rent expenses above, and continued sales leveraging of fixed and semi-fixed costs during the period.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Selling, general and administrative expense in the first nine months of fiscal 1996 was $65,757,000, or 18.2 percent of sales, compared to $58,928,000, or 19.0 percent of sales, in the same period the previous year. The improvement is primarily attributable to the U.K. acquisitions and continued sales leveraging of fixed and semi-fixed costs during the period.

                            DEPRECIATION AND AMORTIZATION

THREE AND NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1995:

    Depreciation and amortization expense in the third quarter of fiscal 1996 increased to 3.8 percent from 3.7 percent of sales last year. Depreciation and amortization expense in the first nine months of fiscal 1996 increased to
3.7 percent from 3.5 percent of sales last year. Amortization costs have increased in connection with the Company's salon acquisition activity and the related intangibles. Depreciation expense, the major component within this category, has remained relatively consistent as a percentage of sales.

                                  OPERATING INCOME

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Operating income in the third quarter of fiscal 1996 improved to $8,841,000, an increase of $2,184,000, or 32.8 percent, over the same period the previous year. Operating income as a percentage of sales increased to
7.1 percent in the third quarter of fiscal 1996 compared to 6.6 percent in the same period the previous year. Such increase is attributable primarily to a reduction in cost of sales and the leveraging of selling, general and administrative expense as a percentage of sales.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Operating income in the first nine months of fiscal 1996 improved to $27,636,000, an increase of $5,894,000, or 27.1 percent, over the same period the previous year. Operating income as a percentage of sales increased to
7.7 percent in the first nine months of fiscal 1996 compared to 7.0 percent in the same period the previous year. Such increase is attributable primarily to a reduction in cost of sales and the leveraging of selling, general and administrative expense as a percentage of sales.

                                   INTEREST EXPENSE

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Interest expense of $1,583,000 for the third quarter of fiscal 1996 was consistent with $1,576,000, in the same period the previous year. The amount of interest expense was consistent with the same period the previous year due to slightly higher levels of average outstanding debt offset by slightly lower weighted average interest rates.


NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Interest expense for the first nine months of fiscal 1996 declined to $4,504,000, or 1.2 percent of sales, compared to $4,926,000, or 1.6 percent of sales, in the same period the previous year. This improvement reflects the effects of sales leveraging and lower average debt balances during the first nine months of fiscal 1996.

                                  NONRECURRING GAINS

THREE AND NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1995:

    During the first, second and third quarters of fiscal 1996, the Company received $137,000, $140,000 and $209,000 respectively, of principal payments from Premier Salons. As discussed in the following paragraph, the Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

    During the first quarter of fiscal 1995, the Company received a $2,500,000 cash settlement with respect to its directors and officers insurance claim arising from resolution of the MEI Salons litigation matter. Based on certain events also occurring in the first quarter with respect to the Company's investment in and advances to Premier Salons, the Company re-evaluated and wrote off all remaining net assets associated with the fiscal 1994 MEI litigation settlement as a result of these two transactions, the Company recorded a net nonrecurring pre-tax gain of $195,000 in the first quarter of fiscal 1995.

    During the second quarter of fiscal 1995, the Company issued an incremental 93,220 shares of its common stock to the creditors of MEI Diversified as final resolution of the MEI Salons settlement guarantee. The incremental number of shares issued in December 1994 was less that the Company originally estimated based on its stock price guarantee which was issued when the transaction was recorded in December 1993 (the second quarter of fiscal 1994). As a result, the Company recorded a $500,000 adjustment of its previous estimate as a nonrecurring gain in the second quarter of fiscal 1995.

    During the third quarter of fiscal 1995, the Company received $250,000 of principal payments from Premier Salons and recorded a corresponding nonrecurring gain.

                                    INCOME TAXES

THREE AND NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1995:

    The Company's effective income tax rate for fiscal 1996 is estimated to be approximately 42.0 percent, consistent with fiscal 1995. The estimated effective rate reflects higher levels of pretax earnings expected in fiscal 1996, offset by the discontinuance of targeted job credits; therefore the Company expects the effective tax rate in fiscal 1996 to be comparable with fiscal 1995.

                                     NET INCOME

THREE MONTHS ENDED MARCH 31, 1996, COMPARED TO THREE MONTHS ENDED MARCH 31,
1995:

    Net income for the third quarter of fiscal 1996 increased to a record $4,409,000, or $.36 per share computed on a fully diluted basis, compared to net income of $3,216,000, or $.27 per share in the same period the previous year. Exclusive of the effect of nonrecurring gains, net income for the third quarter fiscal 1996 would have been $4,284,000 or $.35 per share on a fully diluted basis, compared to net income for the third quarter of fiscal 1995 of $3,068,000, or $.26 per share.

NINE MONTHS ENDED MARCH 31, 1996, COMPARED TO NINE MONTHS ENDED MARCH 31, 1995:

    Net income for the first nine months of fiscal 1996 increased to $13,761,000, or $1.14 per share computed on a fully diluted basis, compared to net income of $10,382,000, or $.89 per share in the same period the previous year. Exclusive of the effect of nonrecurring gains, net income for the first nine months of fiscal 1996 would have been $13,469,000 or $1.12 per share on a fully diluted basis, compared to net income for the same period of fiscal 1995 of $9,824,000, or $.85 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities (before capital expenditures and debt principal repayments) in the first nine months of fiscal 1996 increased to $29,319,000 compared to $23,735,000 during the same period the previous year. The increase between the two periods is mainly due to improved operating performance during the first nine months of fiscal 1996 and increased levels of depreciation and amortization.

    During the first nine months of fiscal 1996, the Company had worldwide capital expenditures of $27,636,000, of which $8,858,000 relates to acquisitions. The Company constructed 26 new REGIS HAIRSTYLISTS salons, 28 new MASTERCUTS salons, 33 new TRADE SECRET salons and 7 new International salons, and completed 38 major remodeling projects, including 8 conversions of existing salons to other salon concepts. All capital expenditures during the first nine months of fiscal 1996 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.


    The Company anticipates its worldwide salon development program for fiscal 1996 will include approximately 110 new salons and 50 major remodeling and conversion projects (including the 94 new salons opened and 38 remodeling projects completed during the first nine months of fiscal 1996). It is expected that expenditures for these new salons and other projects will be approximately $22,000,000 in fiscal 1996, excluding acquisition activity.

    In September 1995, the Company completed the acquisitions of Essanelle Limited (Essanelle) and S&L du Lac. The $6,300,000 aggregate purchase price was paid to the selling shareholder in cash at closing. Additionally, the Company made a $992,000 cash payment at closing to Essanelle to facilitate the payoff of existing debt of Essanelle. The purchase price has been funded through a combination of proceeds from the issuance of the Company's common stock and long-term debt issued by banks.

    In January 1996, the Company announced the acquisitions of Steiner Salons Limited and Steiner Hairdressing Limited. The $2,800,000 aggregate purchase price was paid to the selling shareholder in cash at closing. The purchase price has been funded with borrowing under the Company's revolving credit facility and long-term debt from banks.

    The Company has $20,000,000 in revolving credit facilities which mature on June 30, 1997. The Company may borrow on a revolving basis under these credit facilities to provide working capital and fund capital expenditures. As of March 31, 1996, there were no outstanding balances under these credit facilities. Borrowings under these credit facilities bear interest at a rate per annum equal to the prime rate. Effective April 1, 1996, these credit facilities allow the Company to borrow funds at interest rates based on an adjusted LIBOR-based rate. The agreements contain certain financial and restrictive covenants and require a quarterly commitment fee at the rate of 1/2 percent per annum on the unused portion of the facility.

    In January 1996, the Company repaid the outstanding principal amount of $2,187,500 of subordinated debt associated with the financing of the Beauty Express acquisition. In a related transaction, the Company's subordinated convertible debenture of $2,062,500 was converted to 275,000 shares of the Company's common stock.

    In February 1996, the Company borrowed $10,000,000 of 6.9 percent senior notes which are due in July 2005. Proceeds associated with this borrowing although utilized to pay off borrowings under the revolving credit facilities are intended and will effectively refinance the $10,000,000 principal payment due on the 11.5 percent senior notes on June 30, 1996. The agreement under which the notes were issued contains financial and restrictive covenants identical in all material respects to those contained in the Company's existing senior notes.

    At March 31, 1996, the Company had outstanding $34,000,000 of 11.5 percent senior notes. The notes require annual mandatory payments of $10,000,000 on June 30, 1996 and 1997, and $14,000,000 on June 30, 1998. The agreement under which the notes were issued contains financial and restrictive covenants that are identical in all material respects to those contained in the Company's revolving credit facilities, and provides for a penalty based on yield maintenance in the event of voluntary prepayment.

    Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

    The Company has paid quarterly dividends of $285,000, $289,000 and $297,000, 2 1/2 cents per share in each quarter this year.

    Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" was issued in March 1995 and is effective for fiscal years beginning after December 15, 1995. The Company believes implementation of this accounting standard in fiscal 1997 will not have a material impact on earnings.

    In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation. The Company has elected to continue following the guidance of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, for measurement and recognition of stock-based transactions with employees. The Company will adopt the disclosure provisions of SFAS No. 123 in fiscal 1997.

                             PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit 10(s) $10,000,000 Note drawn from Private Shelf Agreement dated as of
              February 21, 1996, between the registrant and the Prudential Insurance Company of America.

Exhibit 10(t) Modification to Senior Revolving Credit Agreement between the registrant and LaSalle National Bank and Bank Hapoalim dated March 19, 1996.

Exhibit 11    Computation of Earnings per Share.

Exhibit 15    Letter Re:  Unaudited Interim Financial Information.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             REGIS CORPORATION




Date:  May 3, 1996           By:/s/ Frank E. Evangelist
                             --------------------------------------
                              Frank E. Evangelist
                              Senior Vice President, Finance
                              Chief Financial Officer

                              Signing on behalf of the
                              registrant and as principal
                              accounting officer