Form 10-K
period 1996-06-30
REGIS CORP
filed 1996-09-16
CIK 716643

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number   0-11230
                      -----------

                                   Regis Corporation
                          ---------------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                                 41-0749934
- --------------------------------                           --------------------
State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization                            Identification No.)

7201 Metro Boulevard, Edina, Minnesota                                    55439
- -----------------------------------------                    ------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (612) 947-7777
                                                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered

     None                                            None
- --------------------                        -----------------------------------

              Securities registered pursuant to section 12(g) of the Act:

                         Common Stock, Par Value $.05 per share
         -------------------------------------------------------------
                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $25.00 per share as of September 3, 1996, as quoted on the NASDAQ), was $451,892,300.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 3, 1996, was 18,075,692.


                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Shareholders for the year ended June 30, 1996, are incorporated by reference into Parts I and II.

                                        PART I
ITEM 1.  BUSINESS
BACKGROUND

    The Company is the largest owner and operator of mall-based hair and retail hair product salons in the world. At June 30, 1996, the Company operated 1,963 salons (1,891 company-owned and 72 franchised) offering high-quality haircare services and products in 50 states and certain foreign countries, principally the United Kingdom. Regis operates its salons primarily under the names Regis Hairstylists, MasterCuts and Trade Secret. In 1996, the Company began operating hair salons in Wal-Mart stores and supercenters.

INDUSTRY OVERVIEW

    Management estimates that annual sales of the haircare industry were $37 billion in the United States and $65 billion worldwide. The industry is highly fragmented with the vast majority of haircare salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional haircare services such as coloring.

BUSINESS STRATEGY

    The Company's goal is to provide high quality haircare services and products to customers in different market groups through physically attractive salons in high traffic shopping mall locations. The key elements of the Company's strategy to achieve these goals are the following:

    CONSISTENT, QUALITY SERVICE. Regis is committed to meeting its customer's haircare needs by providing competitively priced services and products in convenient locations with professional and knowledgeable hairstylists. The Company's operations and marketing emphasize high-quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. The major services supplied by the Company's salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company's salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends.

    MALL-BASED LOCATIONS. As the largest national mall-based operator in the hair salon industry, Regis has the ability to obtain desirable locations in high-profile, regional malls anchored by major department stores. Mall owners and developers typically seek retailers such as Regis due to the Company's financial strength, successful salon operations and status as a national mall tenant. The Company's locations, which are aesthetically appealing and designed to attract customers from mall shoppers, provide a steady source of new business. During fiscal

1996, Regis provided services to more than 30 million customer worldwide.

    MULTIPLE SALON CONCEPTS. Regis operates primarily three salon concepts; Regis Hairstylists, MasterCuts and Trade Secrets. Regis' various salon concepts in the United States address the major segments of the salon market and provide the Company with the ability to have multiple locations in a single mall and the flexibility to convert concepts if mall demographics or customer preferences shift.

    Regis Hairstylists appeal primarily to women and are positioned at the moderate-to-upscale end of the salon market. MasterCuts appeal to the more value-conscious customer with promotional or discount prices and have a higher percentage of men and children as customers. Trade Secret provides hairstyling service and a broad selection of quality haircare and beauty products sold only through professional salons. Because the square footage for each of these concepts is approximately the same, the Company has the ability to determine which salon concept is best suited to a new location and change the concept of existing salons to meet demographic changes in the salon's market.

    The Company also operates promotionally priced, family-oriented hair care salons located in Wal-Mart stores and supercenters.

    EXPANSION. The Company has grown through increased sales from existing salons, constructing additional salons, and acquisitions. During the five year period ended June 30, 1996, the Company has added 832 net units to its worldwide salon base from new salon construction and acquisitions. During this same period of time, the Company added two new operating divisions, Trade Secret and Wal-Mart, and also expanded its Regis Hairstylists, MasterCuts and International salon divisions. In addition to continuing its salon acquisition strategy, the Company expects to construct at least 150 new salons and complete approximately 60 major remodeling and conversion projects during fiscal 1997.

    In addition, in July 1996, the Company and Supercuts, Inc. signed an agreement and plan of merger pursuant to which Supercuts will, subject to satisfaction of the closing conditions in the agreement, merge with a subsidiary of the Company in a stock-for-stock merger transaction. Supercuts is one of the largest publicly held owners, operators and franchisors of hair salons in the United States. The Supercuts system includes over 1,150 company-owned and franchised stores in 39 states and Puerto Rico.

    HIGH QUALITY HAIRCARE PRODUCTS. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized haircare products such as Joico-Registered Trademark-, KMS-Registered Trademark-, Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Nexxus-Registered Trademark-, Redken-Registered Trademark- and Sebastian-Registered Trademark- and a complete line of products sold under the Regis label, which is the Company's best selling product line. The salon branded products are typically sold only through professional salons and generate higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell haircare products as well as services such as color treatments and manicures to their customers. Sales of haircare products increased nearly 25 percent in fiscal 1996 to $139 million and represented 28 percent of total sales.

    CONTROL OVER SALON OPERATIONS. As a salon owner/operator, Regis controls the quality of operations and enjoys certain economies of scale in terms of certain central and store level expenses. Quality control is particularly important in the Regis Hairstylists and MasterCuts salons where a greater portion of sales are derived from hairstyling and color services. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure that hairstylists are knowledgeable and provide consistent quality haircare services.


    ECONOMIES OF SCALE. Management believes that due to its size and number of locations the Company has certain advantages which are not available to single location salons or small chains. The Company uses its point-of-sale system to track inventory and to monitor service and product sales. This product and customer information is used to evaluate salon productivity and, in some cases, to determine the most appropriate salon use for the location. Additionally, as a result of its volume purchases, the Company is able to purchase haircare products and supplies and salon fixtures on an advantageous basis. The Company is also able to gain national and local market recognition for the Regis name and its salon concepts through national and local advertising and promotional programs.

REGIS HAIRSTYLISTS

    Regis Hairstylists are full-service salons providing complete haircare and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Hairstylists salons is approximately 70 percent women and 30 percent men. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as haircare products. The average sale at Regis Hairstylists salons is approximately $20. Regis Hairstylists salons compete in their existing markets primarily by emphasizing the high quality of their services. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high-quality
services.   At June 30, 1996, the Company operated 797 Regis Hairstylists salons in shopping malls in North America. Sales from the Regis Hairstylists salons were $268 million, or 54 percent of the Company's total sales, in fiscal 1996. The Company expects to construct about 35 new Regis Hairstylists salons in fiscal 1997.

MASTERCUTS FAMILY HAIRCUTTERS

    MasterCuts Family Haircutters salons were introduced in 1985 to serve a broader customer base than Regis Hairstylists and to respond to competitive pressures for lower cost haircare services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Hairstylists salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Hairstylists salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $10. The MasterCuts salons place more emphasis on discount or promotional pricing for the services being offered to compete more effectively with the chains of salons, primarily franchises, now offering such services at discount prices. In certain markets, the Company has been able to improve a salon's performance by converting it to a MasterCuts salon. At June 30, 1996, the Company operated 327 MasterCuts salons in North America. Sales from MasterCuts salons accounted for $83 million, or 17 percent of the Company's total sales, in fiscal 1996. During fiscal 1997, the Company plans to construct approximately 35 new MasterCuts salons.

TRADE SECRET

    Trade Secret salons emphasize haircare and beauty product sales in a retail setting while providing high-quality haircare and beauty services. Trade Secret salons are designed to display and attract sales of haircare and beauty products. Trade Secret salons offer the same products as the Regis Hairstylists and MasterCuts salons, but also have additional beauty items. The average sale at Trade Secret salons is approximately $14, but the number of daily transactions is generally higher than at Regis Hairstylists or MasterCuts locations. At June 30, 1996, the number of Trade Secret salons totalled 274 in North America, including 55 franchised locations. Sales from Trade Secret salons during fiscal 1996 were $70 million, or 14 percent of the Company's total sales. The Company anticipates constructing approximately 40 new Trade Secret salons in fiscal 1997.

WAL-MART SALONS

    The Company expanded into the mass merchant retail arena in May 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair cutting, and product sales contribute solidly to overall sales. The Company operated 157 Wal-Mart salons at June 30, 1996. The Company anticipates constructing at least 35 new salons in Wal-Mart supercenters in fiscal 1997.


INTERNATIONAL SALON OPERATIONS

    The Company operated 408 hair care salons in five countries outside of the United States and Canada at June 30, 1996, including 343 salons in the
United Kingdom. Canadian salons operate under the Regis Hairstylists, MasterCuts and Trade Secret tradenames, while salons in the remaining five countries primarily operate in department stores under license arrangements.
 Sales from the International salon operations were $76 million, or 15 percent of the Company's total sales, in fiscal 1996. The Company expects to continue to increase its International salon base in fiscal 1997.

NEW SALON DEVELOPMENT

    The table on the following page sets forth the number of Company salons opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

                                SALON LOCATION SUMMARY

                                       1992   1993   1994   1995   1996
                                       ----   ----   ----   ----   ----
REGIS
  Open at beginning of period          813    815    802    801    787

  Salons constructed                    36     34     24     17     31
  Acquired                                             6      9      9
  Less:  Relocations                     6     13     11     11     11
                                       ---    ---    ---    ---    ---
    Net salon openings                  30     21     19     15     29

  Conversions                          (11)   (13)    (3)   (10)    (4)
  Salons closed or sold                (17)   (21)   (17)   (19)   (15)
                                       ---    ---    ---    ---    ---

  Open at end of period                815    802    801    787    797
                                       ---    ---    ---    ---    ---
                                       ---    ---    ---    ---    ---

MASTERCUTS

  Open at beginning of period          155    185    229    257    283

  Salons constructed                    22     34     25     21     33
  Acquired                                             3      1     12
  Less:  Relocations                            1      3      2      3
                                       ---    ---    ---    ---    ---
    Net salon openings                  22     33     25     20     42

  Conversions                           11     13      3     10      3
  Salon closed or sold                  (3)    (2)           (4)    (1)
                                       ---    ---    ---    ---    ---

  Open at end of period                185    229    257    283    327
                                       ---    ---    ---    ---    ---
                                       ---    ---    ---    ---    ---

TRADE SECRET

Company-Owned:
  Open at beginning of period                         55    106    152
  Salons constructed                            1     22     28     40
  Acquired                                     54     30     19     11
  Less:  Relocations                                   2      1      4
                                       ---    ---    ---    ---    ---
    Net salon openings                         55     50     46     47

  Conversions(1)                                       1      2     20
  Salon closed or sold                                       (2)
                                       ---    ---    ---    ---    ---

  Open at end of period                  0     55    106    152    219
                                       ---    ---    ---    ---    ---
                                       ---    ---    ---    ---    ---

Franchised Stores:
  Open at beginning of period                                64     68
  Salons added                                         1      7      8
  Acquired                                            64
  Less:  Relocations                                                 1
                                       ---    ---    ---    ---    ---
    Net salon openings                                65      7      7


  Conversions(1)                                      (1)    (2)   (19)
  Salon closed or sold                                       (1)    (1)
                                       ---    ---    ---    ---    ---

  Open at end of period                  0      0     64     68     55
                                       ---    ---    ---    ---    ---
                                       ---    ---    ---    ---    ---

                                       1992   1993   1994   1995   1996
                                       ----   ----   ----   ----   ----
WAL-MART
  Open at beginning of period
  Salons constructed                                                 3
  Acquired                                                         154
                                                                 -----
    Net salon openings                                             157

  Open at end of period                                            157
                                                                 -----
                                                                 -----

INTERNATIONAL(2)

  Open at beginning of period          163    199    225    251    244
  Salons constructed                    11     18      6      9      9
  Acquired                              42     21     27      2    178
  Less:  Relocations                     4      4                    1
                                     -----  -----  -----  -----  -----
    Net salon openings                  49     35     33     11    186

  Salons closed or sold                (13)    (9)    (7)   (18)   (22)
                                     -----  -----  -----  -----  -----

  Open at end of period                199    225    251    244    408
                                     -----  -----  -----  -----  -----
                                     -----  -----  -----  -----  -----

Grand total                          1,199  1,311  1,479  1,534  1,963
                                     -----  -----  -----  -----  -----
                                     -----  -----  -----  -----  -----

Major remodelings & conversions         43     38     35     46     65
                                     -----  -----  -----  -----  -----
                                     -----  -----  -----  -----  -----


(1)Represents primarily the acquisition of franchise locations.
(2)Canadian salons are included in the Regis, MasterCuts and Trade Secret sections and not included in the International salon totals.

    Of the 116 new salons opened in fiscal 1996, 31 were Regis Hairstylists salons, 33 were MasterCuts, 40 were Trade Secret, 3 were Wal-Mart and 9 were International salons. The Company intends to construct at least 150 new salons during fiscal year 1997 and expects that about 35 of these will be Regis Hairstylists salons, about 35 will be MasterCuts, about 40 will be Trade Secret, about 35 will be Wal-Mart salons and 10 will be International. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals.

HAIRCARE PRODUCTS

    In recent years, the Company has placed emphasis on the sales of higher-margin haircare products, with the result that such sales have become an increasingly important part of the Company's business, having grown from 5.4 percent of total sales in fiscal 1987 to 28.1 percent in fiscal 1996. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988 and the acquisition of Trade Secret in December 1993 and Beauty Express in November 1992. The haircare products offered are primarily shampoos, hair conditioners, fixatives and hair sprays. Both the Regis label products and lines of salon branded products are sold only through licensed beauty salons, including Joico-Registered Trademark-, KMS-Registered Trademark-, Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Nexxus-Registered Trademark-, Redken-Registered Trademark- and Sebastian-Registered Trademark-. The Regis line continues to be the Company's best selling product line. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

    The Company is the largest shopping mall tenant which operates haircare salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. In the United States, there are approximately 1,800 enclosed malls which meet the Company's performance criteria with several new shopping malls developed each year. At June 30, 1996, the Company's 1,398 United States and Canadian mall-based salons were located in approximately 965 shopping malls. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis Hairstylists, MasterCuts and Trade Secret salons, of which the Company has penetrated approximately one-third.

    The Company generally locates its salons in fully enclosed, climate-controlled shopping malls classified as "regional" having 400,000 or more square feet of leasable area and at least two full-line department store anchor tenants. The Company's experience has been that selecting the proper mall and obtaining a favorable, high-traffic location within the mall are important determinants of the success of a new salon. For existing malls, the Company evaluates the current sales per square foot of tenants, the stature and strength of the anchor tenants and the other tenants, the location and traffic patterns within the mall, and the proximity of competitors. In addition, the Company may conduct site surveys and physical observations to assess the location and competitive environment.

    Several trends have enabled the Company to continue to lease high-profile space in existing malls. Leasing velocity and turnover have increased because the average length of shopping mall lease terms has been steadily declining. Also, many larger tenants are downsizing their leased areas to make better use of costly space, thereby creating available floor space. Also, many existing malls are being expanded, renovated and remerchandised. Because of these factors, the Company believes that it has ample expansion opportunities and therefore can be selective in establishing new locations.


MARKETS AND MARKETING

    Approximately half of the Company's North American salons are situated in "middle markets" with service area populations between 80,000 and 800,000. Approximately one-fourth of the Company's salons are located in smaller markets with a service area population below 80,000, and about one-fourth are located in major metropolitan areas with populations in excess of 800,000. The Company believes that the geographic dispersion of its salons throughout the

United States may diminish the impact of fluctuations in regional business cycles. Most of the Company's salons, other than its department store salons in the International salon division and Wal-Mart salons, are located in enclosed mall shopping centers.

    The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percentage of sales for such programs.
The Company has developed promotional tactics and institutional sales messages for each of its divisions targeting certain customer types and positioning each concept in the marketplace. Print, radio and television and billboard advertising are developed and supervised at the Company's headquarters, but most of the advertising is done in the immediate area of the particular salon. The Company has conducted institutional advertising and public relations on a national basis through such magazines as SEVENTEEN, PEOPLE and VOGUE. In addition, the Company conducts seasonal sales promotions in the winter (Christmas merchandising) and late summer (back-to-school).

    The Company's salons also support charitable events. In the annual "Clip for the Cure," many Regis salons worldwide offer haircuts for $10 and all proceeds are donated to the Company's Foundation for Breast Cancer Research which donates money to organizations researching a cure for breast cancer. The Company has nearly reached $1.5 million in fundraising for breast cancer charities.

SALON TRAINING PROGRAMS

    The Company has an extensive hands-on training program for its salon managers and hairstylist associates which emphasizes both technical training in hairstyling and cutting, perming, hair coloring and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive professional and quality service which the Company believes will result in more repeat customers, referrals and product sales.

    The Company has full- and part-time artistic directors who teach and train the salon operators in techniques for providing the salon services and who instruct the stylists in current styling trends. The Company also has an audiovisual based training system in its salons designed to enhance technical skills of hairstylists.

    The Company has a customer service training program to improve the interaction between employees and customers. Staff members are trained in the proper techniques of customer greeting, telephone courtesy and professional behavior through a series of professionally designed video tapes and instructional seminars.

STAFF RECRUITING AND RETENTION

    Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. The Company's supervisory team seeks to recruit entrepreneurial salon managers who display initiative and imagination. The Company has been successful in recruiting capable managers and stylists for a number of reasons. To employ and retain qualified and productive employees, the Company utilizes a broad compensation system including cash incentives, merchandise awards, Company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations in quality malls and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

SALON DESIGN

    The Company's salons are designed, built and operated in accordance with uniform standards and practices developed by the Company based on its experience. To the greatest extent possible, new salons are designed and constructed according to the Company's standard specifications, thereby reducing design and construction costs and enhancing operating efficiencies. Salon fixtures and equipment are also uniform, allowing the Company to place large orders for these items with attendant cost savings.

    The size of the Company's salons ranges from 500 to 2,300 square feet, with the typical salon having about 1,100 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, averages in the range of approximately $125,000 to $145,000, with about 80 percent of the total construction cost for leasehold improvements and the balance for salon fixtures, equipment, and inventory.

    The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new salons. The Company has developed considerable expertise in designing upscale, visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company's salons are airy in appearance with open store fronts and have few, if any, partitions. Haircare products offered for sale are prominently and attractively displayed in the salons. Each of the Company's salon concepts has a different design related to the image to be projected. Regis Hairstylists salons are more upscale in design and utilize marble floors, mirrors and contrasting black and white colors. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Hairstylists salons, and also have open and easily accessible product displays. Wal-Mart salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and tastefully furnished to complement the Wal-Mart retail environment.

OPERATIONS

    Company-owned and franchised salons located in the United States, Puerto Rico, Canada, and Mexico are operated and managed as part of the Company's North American operations. All other salons, primarily located in department stores in the United Kingdom and South Africa, are operated and managed through the Company's United Kingdom subsidiary.

    For each salon division, the Company's operations are divided into geographic regions throughout the United States. Each region is headed by one of the Company's salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon.

    Over the years the Company has developed uniform procedures for opening new salons in such a manner as to maximize sales from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high-quality, profitable salon.


MANAGEMENT INFORMATION SYSTEMS

    The Company utilizes a retail point-of-sale information system in all its salons. This system collects data daily from each salon and consolidates the data into several management reports. The Company's automated system polls terminals nightly and all salon cash receipts are transferred automatically into a centralized bank account, thereby significantly reducing administrative expenses. Point-of-sale information is also used both to monitor salon performance and to generate customer data for use in identifying and anticipating industry trends for purposes of pricing and marketing. The Company has expanded the system to deliver on-line information as to sales of products to improve its inventory and control system, including suggested monthly product purchase recommendations for a salon, a monthly report of sales and a perpetual inventory. Management believes that its information systems provide advantages in planning and analysis which are not available to a majority of its competitors which do not have management information systems.

COMPETITION

    The haircare industry is highly competitive. In every area in which the Company has a salon, there are competitors offering similar haircare services and products at similar prices. The Company faces competition within malls from companies which operate salons as departments within department stores and from smaller chains of salons, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

    In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations. The Company believes that because of its established relationships with many leading shopping center developers throughout the country, its status in the haircare industry as a national rather than a local tenant, and its financial resources, it will encounter little difficulty in obtaining sufficient shopping center locations to continue its historical pattern of growth.

TRADEMARKS

    The Company holds numerous trademarks, both in the United States and in several foreign countries. The most important are the trademarks "Regis Hairstylists," "MasterCuts" and "Trade Secret."

    The Company believes the use of the trademarks "Regis Hairstylists," "MasterCuts" and "Trade Secret" is important in establishing and maintaining its reputation as a national operator of high-quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use.

EMPLOYEES

    As of June 30, 1996, the Company had approximately 20,000 full- and part-time employees worldwide, of which approximately 15,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

ITEM 2.  PROPERTIES

    The Company's consolidated executive and administrative offices are located in a 100,000 square foot building in Edina, Minnesota owned by the Company.

    The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventory. The Company believes that this space will be adequate for inventory storage needs for the foreseeable future.

    The Company operates all of its salon locations under leases or licenses. All of its North American locations opened in regional malls during the past five years are operating under leases with an original term of at least ten years. Salons operating within Wal-Mart stores and supercenters have leases with original terms of at least five years. Salons in the U.K. operations which are located in department stores operate under license agreements with the department stores.

ITEM 3.  LEGAL PROCEEDINGS

              None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                        PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

              Regis common stock is listed and traded on the Nasdaq National Market under the symbol "RGIS".

              The accompanying table sets forth the high and low closing bid quotations as reported by Nasdaq for each quarter during the previous two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                       1995             1996
                                  HIGH      LOW     HIGH      LOW
                   1st quarter   $ 9.83   $ 8.17   $14.33   $12.49
                   2nd quarter    11.00     9.33    16.67    13.83
                   3rd quarter    12.67     9.50    20.50    14.17
                   4th quarter    12.83    10.17    33.00    20.33

              The Company declared quarterly dividends of $.017, $.017, $.017 and $.02, respectively, during fiscal 1996. The Company did not pay dividends during fiscal 1995 due to debt covenant restrictions.

              As of September 3, 1996, Regis shares were owned by approximately 5,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

ITEM 6.  SELECTED FINANCIAL DATA

              Five-Year Summary of Selected Financial Data which is included on page 16 of the Registrant's 1996 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 17 to 20 of the Registrant's 1996 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              The Report of Independent Accountants on page 31, the Consolidated Financial Statements on pages 21 to 31 and the Quarterly Financial Data on page 32 of the Registrant's 1996 Annual Report to Shareholders, a copy of which is included as
              Exhibit 13 hereto, are incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company are as follows:

       Name             Age                             Position
- --------------------    ---       ---------------------------------------------
Myron Kunin             67        Chairman of the Board of Directors

Paul D. Finkelstein     54        President, Chief Executive Officer and
                                  Director

Christopher A. Fox      46        Executive Vice President and Director

Frank E. Evangelist     59        Senior Vice President, Finance, Secretary and
                                  Director

William E. Halfacre     55        Senior Vice President, Retail and Purchasing

Mark Kartarik           40        Senior Vice President, Operations

Gordon Nelson           45        Senior Vice President, Fashion and Education

Anthony W.E. Rammelt    59        Senior Vice President, International

Rolf F. Bjelland        58        Director

Van Zandt Hawn          51        Director

Susan S. Hoyt           52        Director

Myron Kunin has served as Chairman of the Board of Directors of the Company since 1983, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987, and as a director of the Company since its formation in 1954. He is also President, Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., the Company's principal shareholder. He is also a director of Nortech Systems Incorporated, and The Cerplex Group, Inc.

Paul D. Finkelstein has served as President, Chief Operating Officer and as a director of the Company since December 1987, as Executive Vice President of the Company from June 1987 to December 1987, and has served as Chief Executive Officer since July 1, 1996. He is also a director of Pet Food Warehouse, Inc.

Christopher A. Fox was elected Executive Vice President in 1994, was Senior Vice President, Real Estate of the Company from 1988 to 1994, as Vice President from 1984 to 1988, and has served as a director of the Company since 1989.

Frank E. Evangelist has served as Senior Vice President, Finance of the Company since 1988, as Treasurer of the Company from 1968 to 1988, and as Secretary and as a director of the Company since 1986.

William E. Halfacre has served as Senior Vice President, Retail and Purchasing of the Company since 1993, and as Vice President from 1990 to 1993.

Mark Kartarik has served as Senior Vice President, Operations of the Company since 1994, and as Vice President from 1989 to 1994.

Gordon Nelson has served as Senior Vice President, Fashion and Education of the Company since 1994, and as Vice President from 1989 to 1994.

Anthony W. E. Rammelt has served as Senior Vice President, International of the Company since 1994, and as Vice President from 1993 to 1994.

Rolf F. Bjelland was elected a Director of the Company in 1983. Since 1983, Mr. Bjelland has been the Executive Vice President - Chief Investment Officer of Lutheran Brotherhood, a fraternal insurance society.

Van Zandt Hawn was elected a Director of the Company in 1991. He is a managing director and a founder of Goldner Hawn Johnson & Morrison Incorporated, a private investment firm.

Susan S. Hoyt was elected a Director of the Company in 1995. She is Executive Vice President of Human Resources for Staples, Inc. From 1991 to 1996, she was Executive Vice President of Store Operations for the Dayton Hudson Department Stores Division of Dayton Hudson Corporation.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires the officers and directors of Regis, and persons who own more than 10 percent of a registered class of the Regis equity securities, to file reports of ownership and changes in ownership with the Commission. Such officers, directors and shareholders are required by the commission's regulations to furnish the Company with copies of all such reports.

To the knowledge of Regis, based solely on a review of copies of reports filed with the Commission during the fiscal year ended June 30, 1996, all applicable
Section 16(a) filing requirements were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

    The Compensation Committee of the Board of Directors consists of Messrs. Hawn and Bjelland and Ms. Hoyt, independent outside Directors. The Compensation Committee has responsibility for administering Regis' incentive plans and setting policies that govern annual compensation and long-term incentives for the principal executive officers of the Company.

    The Company's executive compensation policies are intended to permit the Company to attract and retain talented executives and to align the financial interests of the Company's management with those of its stockholders. Historically, the Company has sought to accomplish its objectives of attracting and retaining executives by providing for competitive salary levels and occasional cash bonus awards based upon individual performance, subjectively determined by the Chairman of the Board. The principal executive officers of the Company, other than the Chairman, were permitted in 1988 to purchase substantial numbers of restricted shares of the Company's common stock under agreement which provide for vesting over time. The loans incurred by such officers for such purchases were paid from the proceeds of special bonuses to such officers in 1991, which also included payments of the income taxes incurred by such officers with respect to such bonuses. As a result of these transactions, and subsequent grants of stock options, all of the Company's principal executive officers named in the Summary Compensation Table have substantial ownership positions in the common stock of the Company, aligning their interests directly with those of the other stockholders in both the risks and rewards of ownership of the Company's common stock.

    The Company's stock option program provides compensation opportunities that directly link the interests of management and shareholders, and aid in retaining key executive officers. Executive officers are eligible for annual grants of stock options. Individual awards are based on the individual's responsibilities and performance, ability to impact financial performance and future potential. These factors are not assigned pre-determined relative weights. All individual stock option grants for non-executive officers are reviewed and approved by the Committee. All such grants for executive officers are awarded solely by the two independent outside directors, based on recommendations of management. Executive officers receive gains from exercised stock options only to the extent that the fair market value of the stock has increased since the date of option grant.

    At the beginning of each fiscal year, the Compensation Committee reviews annual salary recommendations for the Company's executives made by the Chief Executive Officer and approves, with any modifications it deems appropriate, such recommendations. The annual salary recommendations are made by the Chief Executive Officer, and approved or modified by the Compensation Committee, based upon industry practice and national surveys of compensation packages, as well as evaluations of the individual executive's responsibilities and past and expected future performance. The independent outside directors of the Compensation Committee fix the salary of the Chief Executive Officer based on a review of competitive compensation data, and the outside directors' assessment of his past performance and their expectation as to his future performance in leading the Company. No element of the compensation of the principal executive officers during the year ended June 30, 1996, was variable or determined with reference to the performance, financial or otherwise, of the Company.

                                          Rolf F. Bjelland
                                          Van Zandt Hawn
                                          Susan S. Hoyt
                                          MEMBERS OF THE COMPENSATION COMMITTEE

SUMMARY COMPENSATION TABLE

    The following table shows, for the fiscal years ended June 30, 1996, 1995 and 1994, the cash compensation paid by the Company, as well as certain other compensation paid or accrued for those years, to the Company's Chief Executive Officer, and each of the other four most highly compensated executive officers of the Company as of June 30, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                              LONG TERM COMPENSATION AWARDS
                                                                          -------------------------------------
                                                  ANNUAL COMPENSATION                               ALL OTHER
                                                ------------------------                OPTIONS   COMPENSATION
         NAME AND PRINCIPAL POSITION             FISCAL YEAR   SALARY($)   BONUS($)     (#)(1)       ($)(2)
- ----------------------------------------------  -------------  ---------  -----------  ---------  -------------
Myron Kunin                                            1996      600,000      --          --         142,111(3)
 Chairman of the Board and Chief Executive             1995      600,000      --          --         151,120(3)
 Officer                                               1994      500,000      --         150,000      23,070

Paul D. Finkelstein                                    1996      450,000      --          --          28,977
 President and Chief Operating Officer                 1995      400,000      50,000      --          25,477
                                                       1994      315,000      --         150,000      14,534

Christopher A. Fox                                     1996      250,000      --           6,000      16,101
 Executive Vice President                              1995      225,000      25,000       6,000      14,330
                                                       1994      185,000      22,000      45,000       9,551

Frank E. Evangelist                                    1996      200,000      --           6,000      12,876
 Senior Vice President, Finance and Secretary          1995      190,000      10,000       6,000      12,101
                                                       1994      173,000      --          45,000       7,982

William E. Halfacre                                    1996      225,000      --           6,000      14,488
 Senior Vice President, Retail and Purchasing          1995      175,000      25,000       6,000      11,146
                                                       1994      152,500      --          28,500       7,036

- ------------------------
(1) All options are adjusted for a 3-for-2 stock split effective May 20, 1996.

(2) Represents the dollar value of shares of the Company and cash allocated to such officers pursuant to the Company's Executive Stock Award Plan, based on the average purchase price for such shares.

(3) Includes life insurance premiums on life of Mr. Kunin in amounts of $103,471 for 1996 and $112,905 for 1995.

OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth for each of the named executives the stock options granted by the Company in the fiscal year ended June 30, 1996 and the potential value of these stock options and stock appreciation rights determined pursuant to Securities and Exchange Commission requirements.

                                                                                                       POTENTIAL REALIZABLE
                                                                INDIVIDUAL GRANTS                        VALUE AT ASSUMED
                                                           ----------------------------               ANNUAL RATES OF STOCK
                                                             % OF TOTAL                               PRICE APPRECIATION FOR
                                                OPTIONS    OPTIONS GRANTED  EXERCISE OR                    OPTION TERM
                                                GRANTED    TO EMPLOYEES IN  BASE PRICE   EXPIRATION   ----------------------
NAME                                            (#)(1)       FISCAL YEAR      ($/SH)        DATE       5%($)(2)    10%($)(2)
- --------------------------------------------  -----------  ---------------  -----------  -----------  -----------  ---------
Myron Kunin.................................           0
Paul D. Finkelstein.........................           0
Christopher A. Fox..........................       6,000           2.8%          17.67       3/7/06       66,676     168,964
Frank E. Evangelist.........................       6,000           2.8%          17.67       3/7/06       66,676     168,964
William E. Halfacre.........................       6,000           2.8%          17.67       3/7/06       66,676     168,964

- ------------------------
(1) All options are adjusted for a 3-for-2 stock split effective May 20, 1996.

(2) The hypothetical potential appreciation shown in these columns reflects the required calculations at annual rates of 5% and 10% set by the Securities and Exchange Commission, and therefore is not intended to represent either historical appreciation or anticipated future appreciation of the Company's Common Stock price.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

    The following table sets forth for each of the named executive officers the value realized from stock options exercised during the fiscal year ended June 30, 1996 and the number and value of exercisable and unexercisable stock options held at June 30, 1996.

                                                                    NUMBER OF SECURITIES         VALUE OF
                                                                         UNDERLYING             UNEXERCISED
                                                                         UNEXERCISED           IN-THE-MONEY
                                                                      OPTIONS AT FISCAL      OPTIONS AT FISCAL
                                                                       YEAR-END(#)(1)         YEAR-END($)(2)
                                                                    ---------------------  ---------------------
                                  SHARES ACQUIRED  VALUE REALIZED       EXERCISABLE/           EXERCISABLE/
NAME                                ON EXERCISE           $             UNEXERCISABLE          UNEXERCISABLE
- --------------------------------  ---------------  ---------------  ---------------------  ---------------------
Myron Kunin.....................             0                 0       30,000/120,000        677,400/2,709,600
Paul D. Finkelstein.............             0                 0       30,000/120,000        712,500/2,850,000
Christopher A. Fox..............             0                 0        10,200/46,800        236,400/1,027,108
Frank E. Evangelist.............             0                 0        10,200/46,800        236,400/1,027,108
William E. Halfacre.............        12,000           133,675        8,700/28,800          200,460/599,158

- ------------------------
(1) All options are adjusted for a 3-for-2 stock split effective May 20, 1996.

(2) Value of unexercised in-the-money-options is determined by multiplying the difference between the exercise price per share and $31.25, the closing price per share on June 30, 1996, by the number of shares subject to such options.

EXECUTIVE STOCK AWARD PLAN

    In July, 1992, the Company established its Executive Stock Award Plan ("ESAP") to provide benefits to employees who are ineligible to participate in the Company's Employee Stock Ownership Plan because they are "highly compensated employees" as defined in Section 414 of the Code. Approximately 25 employees are currently participants in the ESAP, including the Company's five executive officers. Each year the Company's Board of Directors in its discretion determines the number of shares of the Company, if any, to be contributed to the plan. The number of shares contributed is the same percentage of each participant's compensation as is contributed by the Company to the Company's Employee Stock Ownership Plan, up to a maximum of 15% of participating employee's compensation. However, either the Board of Directors or the compensation committee has the authority to increase or decrease the number of shares awarded to anyone or more plan participants. Shares contributed to the ESAP are allocated to the accounts of each participant in proportion to the compensation paid to such participant during each plan year except that extraordinary individual grants are allocated solely to the accounts of the recipients of such grants. Upon retirement or other termination of employment, participating employees are entitled to receive all vested portions of their plan accounts. As of June 30, 1996, 112,960 shares had been allocated to the accounts of participants, including 57,912 shares to accounts of the Company's five named executive officers. The ESAP is not a qualified retirement plan under the Code.

1991 CONTRIBUTORY STOCK PURCHASE PLAN

    In 1991, the Company established its 1991 Contributory Stock Purchase Plan (the "1991 Plan"). A total of 1,050,000 shares of Common Stock has been authorized for purchase under the 1991 Plan. All employees of the Company (including those who are officers and directors) are eligible to participate in the 1991 Plan. The 1991 Plan will continue until terminated by the Board of Directors. The Company estimates that approximately 16,000 employees are eligible to participate in the 1991 Plan.

    Employees who wish to participate in the 1991 Plan do so by voluntarily enrolling in it. Upon enrolling, an employee elects to have a percentage (up to 10%) of compensation withheld in each pay period. Withheld amounts are then applied to purchase shares of Common Stock. The Company will contribute to the 1991 Plan an amount equal to 15% of the purchase price of the shares to be purchased (not to exceed $1,000,000 in the aggregate).

    All shares purchased under the 1991 Plan on behalf of participants are immediately owned by them and may be sold or otherwise disposed of at anytime after purchase. A participating employee may discontinue 1991 Plan withholding at any time and, in this event, all credits to a participant's account which have not been used to purchase shares of Common Stock will be refunded.

    The 1991 Plan operates under the direction of the Compensation Committee of the Board of Directors. Administration of the 1991 Plan, including purchases of Common Stock, maintenance of records and accounting activities, is carried out by Piper Jaffray Inc.

EMPLOYMENT ARRANGEMENTS

    The Company has entered into unfunded deferred compensation agreements with its executive officers (excluding Mr. Kunin). Each of these agreements provides that (a) if such executive officer becomes disabled while employed by the Company, the Company will pay to such executive officer $60,000 per year ($100,000 per year in the case of Mr. Finkelstein) during each year that such executive officer remains disabled until the earlier to occur of age 65 or death, and (b) upon retirement after 20 years' service with the Company or after reaching age 65, or death, while disabled or employed by the Company, such executive officer or his designated beneficiary will receive the annual deferred compensation amount for 15 years. Payments are further conditioned upon the officers not rendering services for any competitor of the Company during the period of the payments. The Company carries insurance on the lives of each of the persons covered by deferred compensation agreements, is entitled to the case values and the death proceeds from these policies, and may, but is not required to, use cash values or death proceeds from these policies to pay deferred compensation.

    The Company has entered into an unfunded salary continuation agreement with Myron Kunin, its Chairman, providing that upon the death of Mr. Kunin, the Company shall pay to his wife, if she survives him, $300,000 annually for the remainder of her life, subject to adjustment based on any increases in the Consumer Price Index from July 1, 1995.

LIFE AND HEALTH INSURANCE PLANS

    The Company has adopted "split dollar" life insurance plans for Messrs. Kunin, Finkelstein, Fox and Evangelist. Under these plans, the Company pays the premiums on certain policies insuring the lives of these executive officers. The officers designate the beneficiaries of the "death protection" portions of such policies. Upon the death of an officer, the Company receives the amount of the premiums paid or the cash value of such policies, whichever is greater, and the officer's named beneficiary receives the balance of the proceeds. The present death protection portion of each such executive officer's policy is $100,000.

    The Company has a health insurance plan under which the Company pays premiums up to $5,400 per year for health and medical insurance for each of the executive officers. The Company also has a medical reimbursement plan under which the Company will reimburse each executive officer for up to $3,000 per year in medical expenses not covered by insurance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth as of July 31, 1996, the ownership of Common Stock of the Company by each shareholder who is known by the Company to own beneficially more than 5% of the outstanding shares of the Company, by each director, by each executive officer identified in the Summary Compensation Table, and by all executive officers and directors as a group. The parties listed in the table have the voting and investment powers with respect to the shares indicated.

                                                                                      NUMBER OF SHARES
                                                                                        BENEFICIALLY     PERCENT OF
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP                                             OWNED (2)         CLASS
- ------------------------------------------------------------------------------------  -----------------  -----------
Curtis Squire, Inc..................................................................        6,049,925          32.9%
7201 Metro Boulevard
Minneapolis, MN 55439
Myron Kunin (1)
Fidelity Management Research Corp...................................................        1,372,950           7.5%
82 Devonshire Street
Boston, MA 02109
Paul D. Finkelstein.................................................................          372,000           2.0%
Christopher A. Fox..................................................................           60,700         *
Frank E. Evangelist.................................................................           70,950         *
William E. Halfacre.................................................................           10,052         *

                                                                                      NUMBER OF SHARES
                                                                                        BENEFICIALLY     PERCENT OF
NAME OF BENEFICIAL OWNER OR IDENTITY OF GROUP                                             OWNED (2)         CLASS
- ------------------------------------------------------------------------------------  -----------------  -----------
Rolf F. Bjelland....................................................................           10,125         *
Van Zandt Hawn......................................................................           14,250         *
Susan S. Hoyt.......................................................................                0         *
All executive officers and directors as a group (nine persons)(3)...................        6,603,402          35.9%

- ------------------------
 *  less than 1%

(1) Myron Kunin, Chairman of the Regis Board of Directors, owns a majority of the voting stock of Curtis Squire, Inc. and thereby has sole voting and investment power with respect to all shares of the Company owned by Curtis Squire, Inc.

(2) Includes the following shares not currently outstanding but deemed beneficially owned because of the right to acquire them pursuant to options exercisable within 60 days as follows: 30,000 shares by each of Messrs. Kunin and Finkelstein, 10,200 shares by each of Messrs. Fox and Evangelist, 8,700 shares by Mr. Halfacre, 13,500 shares by Mr. Hawn; 10,125 shares by Mr. Bjelland; and 136,075 shares by all directors and executive officers as a group.

(3) Includes shares held by Curtis Squire, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              None.

                                        PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1). The following consolidated financial statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 21 to 31 of the Registrant's 1996 Annual Report to Shareholders, are incorporated by reference in Item 8:

                   Report of Independent Accountants
                   Consolidated Balance Sheet as of June 30, 1995 and 1996 Consolidated Statement of Operations
                      for the years ended June 30, 1994, 1995 and 1996
                   Consolidated Statements of Changes in Shareholders' Equity
                      for the years ended June 30, 1994, 1995 and 1996
                   Consolidated Statement of Cash Flows
                      for the years ended June 30, 1994, 1995 and 1996
                   Notes to Consolidated Financial Statements

         (2).      The financial statement schedule required to be filed by
                      Item 8 of this form is as follows:

                        Report of Independent Accountants on Financial
                           Statement Schedule
                        Schedule II -- Valuation and Qualifying Accounts
                           as of June 30, 1994, 1995 and 1996

                   All other schedules are inapplicable to the Registrant, or equivalent information has been included in the consolidated financial statements or the notes thereto, and have therefore been excluded.

         (3).      Listing of Exhibits:
Exhibit Number
- --------------

3(a) Election of the registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987. (Filed as Exhibit 3(a) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

3(b) By-Laws of the registrant. (Filed as Exhibit 3(c) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(a) Employment and Deferred Compensation Agreement, Dated October 13, 1988, between Regis Holding Corp. and Paul D. Finkelstein. (Filed as
         Exhibit 10(c) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(b) Employment and Deferred Compensation Agreement, dated October 26, 1988 between Regis Holding Corp. and Christopher A. Fox. (Filed as Exhibit 10(e) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(c) Employment and Deferred Compensation Agreement, dated October 13, 1988, between Regis Holding Corp. and Frank E. Evangelist. (Filed as
         Exhibit 10(f) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(d) Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $400,000 owned by the registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the registrant and the insured's designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e) Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(f) Note Agreement dated as of June 21, 1991 between the registrant and The Prudential Insurance Company of America (incorporated by reference to Exhibit 10(o) as part of the Company's Report on 10-K dated September 26, 1991 for the year ended June 30, 1991).

10(g)    Modification of Note Agreement in 10(f) dated July 21, 1995.

10(h) Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the registrant and Myron Kunin and Paul D. Finkelstein, Trustees (incorporated by reference to Exhibit 10(q) as part of the Company's Report on 10-K dated September 27, 1993 for the year ended June 30, 1993).

10(i) Executive Stock Award Plan Trust Agreement dated as of July 1, 1992 between the registrant and Myron Kunin, Trustee (incorporated by reference to Exhibit 10(r) as part of the Company's Report on 10-K dated September 27, 1993 for the year ended June 30, 1993).

10(j) Employment and Deferred Compensation Agreement, dated July 1, 1992, between the Company and William E. Halfacre. (Incorporated by reference to Exhibit 10(p) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(k) Senior Revolving Credit Agreement as of June 21, 1994 between the registrant and Lasalle National Bank and Bank Hapoalim. (Incorporated by reference to Exhibit 10(r) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(l) Modification to Senior Revolving Credit Agreement in 10(k) dated July 20, 1995. (Incorporated by reference to Exhibit 10(n) of the Company's report on 10-K dated September 27, 1995 for the year ended June 30, 1995.)

10(m) Employee Profit Sharing Plan and Trust agreement, amended June 22, 1994 between the registrant and Myron Kunin, Trustee. (Incorporated by reference to Exhibit 10(t) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(n) Compensation contribution agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(o) Agreements for Sale and Purchase of Shares dated as of August 19, 1995, between the Company and the selling shareholders of Essanelle Limited and S&L du LAC, Inc. and the related product sale and purchase agreement. (Incorporated by reference to Exhibit 10(q) of the Company's report on 10-Q dated February 13, 1996, for the quarter ended December 31, 1995.)

10(p) Agreements for Sale and Purchase dated as of December 29, 1995, between the Company and Steiner Salons Limited and Steiner Hairdressing Limited. (Incorporated by reference to Exhibit 10(r) of the Company's report on 10-Q dated February 13, 1996, for the quarter ended December 31, 1995.)

10(q) $10,000,000 Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company's report on 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(r) Modification to Senior Revolving Credit agreement in 10(l) dated March 19, 1996. (Incorporated by reference to Exhibit 10(t) of the Company's report on 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(s) Three-for-two stock split. (Incorporated by reference to Exhibit A to May 2, 1996, Form 8-K.)

10(t) Asset purchase agreement between the Company and National Hair Care Centers LLC. (Incorporated by reference to Exhibit B to May 9, 1996, Form 8-K.)

10(u) Agreement and plan of merger between the Company and Supercuts, Inc. (Incorporated by reference to Exhibit 2.1 to July 15, 1996, Form 8-K.)

10(v) $5,000,000 Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the registrant and the Prudential Insurance Company of America.

10(w) Modification to Senior Revolving Credit agreement in 10(r) dated July 9, 1996.

11       Computation of earnings per share.

13       Select pages of the 1996 Annual Report to Shareholders.

23       Consent of Independent Accountants.


(b)      Reports on Form 8-K.
         --------------------

         The following three reports on Form 8-K were filed during and subsequent to the last quarter of the period covered by this report:

              Form 8-K dated May 2, 1996 related to the Company's three-for-two stock split.

              Form 8-K dated May 9, 1996 related to the asset and purchase agreement between the Company and National Hair Care Centers LLC.

              Form 8-K dated July 15, 1996 related to the agreement and plan of merger between the Company and Supercuts, Inc.

                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By  /s/ Myron Kunin
  -------------------------------------
   Myron Kunin, Chairman of the Board of Directors

By  /s/ Frank E. Evangelist
  -------------------------------------
   Frank E. Evangelist, Sr. Vice President, Finance/Secretary
   (Principal Financial and Accounting Officer)

DATE:  September 16, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Myron Kunin
- -----------------------------------
Myron Kunin, Chairman of the
Board of Directors

/s/ Paul D. Finkelstein
- -----------------------------------
Paul D. Finkelstein, Director

/s/ Frank E. Evangelist
- -----------------------------------
Frank E. Evangelist, Director

/s/ Christopher A. Fox
- -----------------------------------
Christopher A. Fox, Director

/s/ Rolf F. Bjelland
- -----------------------------------
Rolf F. Bjelland, Director

/s/ Van Zandt Hawn
- -----------------------------------
Van Zandt Hawn, Director

/s/ Susan Hoyt
- -----------------------------------
Susan Hoyt, Director

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Directors of
Regis Corporation:

     Our report on the consolidated financial statements of Regis Corporation has been incorporated by reference in this Form 10-K from page 31 of the 1996 Annual Report to Shareholders of Regis Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

     In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                  /s/ Coopers & Lybrand L.L.P.

                                  COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
August 20, 1996

                                   REGIS CORPORATION
                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          as of June 30, 1994, 1995 and 1996
                                (dollars in thousands)


    Column A                                     Column B            Column C       Column D       Column E
    --------                                     --------       ------------------  --------       --------
                                                 Balance at     Charged to                                        Balance at
                                                 beginning      costs and      Charged to                         end of
Description                                      of period      expenses       Other Accounts      Deductions     Period
- -----------                                      ---------      ---------      --------------      ----------     ----------
JUNE 30, 1994:
Valuation Account, Receivable from MEI Salons      $893                                             $893(1)        -0-

Valuation Account, Receivable from GEMM, Inc.      -0-          $2,850(2)                                         $2,850


JUNE 30, 1995:
Valuation Account, Receivable from GEMM, Inc.    $2,850         $1,650(2)                          $4,500

Valuation Account, GEMM, Inc. Preferred Stock      -0-          $500                                                $500


JUNE 30, 1996:
Valuation Account, Receivable from GEMM, Inc.    $4,500                                           $  700(3)         $3,800

Valuation Account, GEMM, Inc. Preferred Stock     $500                                                             $500



Notes:
- ------
(1) Write off of accounts associated with MEI due to settlement of litigation with MEI during 1994.
(2)  Charge associated with advance to GEMM, Inc.
(3)  Payments received on previously written off balance.