Form 10-Q
period 1996-09-30
REGIS CORP
filed 1996-11-05
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from____________________     to___________________

                                  ____________________

  For Quarter Ended September 30, 1996         Commission file number   011230

                                 Regis Corporation
        ----------------------------------------------------------------------

                (Exact name of registrant as specified in its charter)

                 Minnesota                                41-0749934
        ----------------------------------------------------------------------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)                Identification No.)

    7201 Metro Boulevard, Edina, Minnesota                 55439
      -------------------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                      (612)947-7777
        ----------------------------------------------------------------------

                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/     No/ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 1996:

Common Stock, $.05 par value                     18,095,955
----------------------------                      ----------
         Class                                 Number of Shares

                                  REGIS CORPORATION

                                        INDEX


PART I.  Financial Information                                       Page No.
          ---------------------                                       --------

    Item 1.   Consolidated Financial Statements:

              Balance Sheet as of June 30, 1996
              and September 30, 1996                                       3

              Statement of Operations for the three
              months ended September 30, 1995 and 1996                     4

              Statement of Cash Flows for the three
              months ended September 30, 1995 and 1996                     5

              Notes to Consolidated Financial Statements                  6-7

              Review Report of Independent Accountants                     8

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations             9 - 14



Part II. Other Information
         ------------------

    Item 6.   Exhibits and Reports on Form 8-K                           15-16


    Signatures                                                           17

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                      AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1996
                                (DOLLARS IN THOUSANDS)


                                                      JUNE 30, 1996     SEPTEMBER 30, 1996
                                                                            (UNAUDITED)
                                                    ------------------  ------------------
ASSETS
Current assets:
  Cash and cash equivalents                           $  5,471              $  1,871
  Accounts receivable                                    6,991                 4,590
  Inventories                                           30,600                33,266
  Deferred income taxes                                  1,806                 1,868
  Other current assets                                   4,501                 5,777
                                                       --------              --------

    Total current assets                                49,369                47,372

Property and equipment, net                             95,089                98,779
Goodwill                                                70,732                73,465
Other assets                                             5,984                 5,793
                                                       --------              --------

    Total assets                                      $221,174              $225,409
                                                       --------              --------
                                                       --------              --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                     $ 13,668              $ 13,724
  Accounts payable                                      13,875                16,621
  Accrued expenses                                      29,392                26,978
                                                       --------              --------
    Total current liabilities                           56,935                57,323

Long-term debt                                          49,717                48,273
Other noncurrent liabilities                             6,308                 6,227

Shareholders' equity:
  Capital stock, $.05 par value; authorized,
    25,000,000 shares; issued and outstanding,
    18,061,292 common shares at June 30, 1996 and
    18,094,792  common shares at September 30, 1996        903                   905
  Additional paid-in capital                            79,378                79,616
  Retained earnings                                     27,933                33,065
                                                       --------              --------

    Total shareholders' equity                         108,214               113,586
                                                       --------              --------
      Total liabilities and shareholders'
        equity                                        $221,174              $225,409
                                                       --------              --------
                                                       --------              --------



        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     1995           1996
                                                     ----           ----
 Sales:
   Company-owned operations:
     Service                                     $  79,417      $  99,095
     Product                                        30,882         39,802
                                                  ---------      ---------

                                                   110,299        138,897
   Franchise revenues                                1,421            961
                                                  ---------      ---------

                                                   111,720        139,858
                                                  ---------      ---------

 Operating expenses:
   Cost of sales:
     Service                                        45,844         57,657
     Product                                        16,541         21,546
   Rent                                             14,141         19,628
   Selling, general and administrative              20,774         24,228
   Depreciation and amortization                     4,122          5,397
   Other, primarily franchise expenses               1,856          1,077
                                                  ---------      ---------

                                                   103,278        129,533
                                                  ---------      ---------

     Operating income                                8,442         10,325

 Other income (expense):
   Interest                                         (1,377)        (1,454)
   Nonrecurring gains                                  137            218
   Other, net                                           43            135
                                                   ---------     ---------

     Income before income taxes                       7,245         9,224

   Income taxes                                     (3,068)        (3,862)
                                                  ---------      ---------

         Net income                              $   4,177      $   5,362
                                                  ---------      ---------
                                                  ---------      ---------

 Net income per share                            $     .23      $     .29
                                                  ---------      ---------
                                                  ---------      ---------

 Common and common equivalent shares
   outstanding                                      17,947         18,766
                                                  ---------      ---------
                                                  ---------      ---------


        See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)
                                                           1995      1996
                                                           ----      ----
Cash flows from operating activities:
 Net income                                            $   4,177  $  5,362
 Adjustments to reconcile net income to net
     cash provided by operating activities:
   Depreciation and amortization                           4,229     5,478
   Deferred income taxes                                     (72)      (16)
   Changes in assets and liabilities, exclusive
     of investing and financing activities                  (735)     (818)
   Other                                                     512       249
                                                        ---------  --------
 Net cash provided by operating activities                 8,111    10,255
                                                        ---------  --------

Cash flows from investing activities:
 Capital expenditures                                     (5,856)   (7,685)
 Purchase of salon assets, net of cash acquired and
   certain obligations assumed                            (8,517)   (4,611)
                                                        ---------  --------
 Net cash used in investing activities                   (14,373)  (12,296)
                                                        ---------  --------

Cash flows from financing activities:
 Borrowings on line of credit                             34,766    34,083
 Payments on line of credit                              (30,417)  (33,900)
 Proceeds from issuance of long-term debt                  5,985
 Repayment of long-term debt                                (227)   (1,628)
 Dividends paid                                             (285)     (361)
 Proceeds from issuance of common stock                       67       240
                                                        ---------  --------
 Net cash provided by (used in) financing activities       9,889    (1,566)
                                                        ---------  --------

Effect of exchange rate changes on cash                      (17)        7
                                                        ---------  --------

Increase (decrease) in cash and cash equivalents           3,610    (3,600)
Cash and cash equivalents:
 Beginning of period                                       1,244     5,471
                                                        ---------  --------

 End of period                                         $   4,854 $   1,871
                                                        ---------  --------
                                                        ---------  --------

Changes in assets and liabilities, exclusive of
 investing and financing activities:
   Accounts receivable                                 $    960   $ 2,427
   Inventories                                              301     (2,265)
   Other current assets                                     (957)   (1,283)
   Accounts payable                                         (876)   2,748
   Accrued expenses                                         (163)   (2,445)
                                                        ---------  --------
                                                       $    (735) $   (818)
                                                        ---------  --------
                                                        ---------  --------


     See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.   BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
     The unaudited consolidated statement of operations for the three months ended September 30, 1995 and 1996, reflects, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

    The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended
    June 30, 1996. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed a limited review of the financial data included herein. Their report on such review accompanies this filing.

    COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin.

    ASSET IMPAIRMENT ASSESSMENTS. On a quarterly basis, the Company measures and evaluates the recoverability of its tangible and intangible noncurrent assets using undiscounted cash flow analyses.

    Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" was adopted effective July 1, 1996, and did not have a significant effect on the consolidated financial statement.

2.  NONRECURRING GAINS:
    During the first quarter of fiscal 1997 and 1996, the Company received $218,000 and $137,000, respectively, of principal payments from Premier Salons. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

3.  MERGERS AND ACQUISITIONS:

         SUPERCUTS, INC.

    Effective October 25, 1996, the Company received shareholder approval for the merger agreement with Supercuts, Inc. (Supercuts) in a stock-for-stock merger transaction. Supercuts is a national operator of approximately 450 company-owned/managed and franchisor of over 700 affordable hair care salons. Each Supercuts shareholder received 0.40 shares of the Company's common stock in exchange for each Supercuts, Inc. common share, or approximately 4,600,000 shares of the Company's common stock on a fully diluted basis. The transaction will be accounted for as a pooling-of-interests.

    Although unaudited pro forma information of the combined Regis/Supercuts company is not available as of the date of filing this report on Form 10-Q, unaudited pro forma information for periods ended June 30, 1996, has been included in a registration statement filed by the Company on Form S-4 dated September 24, 1996 with the Securities and Exchange Commission.

    As required under pooling-of-interests accounting, during the second quarter, the Company will retroactively restate its consolidated financial statements to include the financial position, results of operations and cash flows of Supercuts. In the future, the Company will report combined results of the merged companies and, in addition, expects to record a nonrecurring pretax charge in the second quarter ended
    December 31, 1996 in the range of approximately $18 million for transaction, restructuring and other nonrecurring costs associated with the merger. A significant portion of this charge will be nondeductible for income tax purposes.


    OTHER
    The following represents the unaudited pro forma results of operations of the Company as if acquisitions occurring in fiscal 1996, primarily the U.K. and the Wal-Mart acquisitions, as more fully described under Management's Discussion and Analysis, and the related common stock activity had occurred at the beginning of fiscal 1996.




                              (Dollars in thousands, except per share amounts)
                                -----------------------------------------------
                                             Three months ended
                                             September 30, 1995
                                             ------------------
Sales                                              $133,317
Income before income taxes                           7,746
Net income                                           4,561
Net income per share                                 $0.25

    These pro forma results may not be indicative of results that actually would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.


4.  OTHER FINANCIAL STATEMENT DATA:
    The following provides supplemental disclosures of cash flow activity for the three months ended September 30, 1995 and 1996:

                                                     1995           1996
                                                     ----           ----
Cash paid during the period for:
  Interest                                       $1,332,000     $1,489,000
  Income taxes                                    3,255,000      3,244,000

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three months ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not fully presented herein); and in our report dated August 20, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                       /S/ Coopers & Lybrand L.L.P.

                                       COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
October 25, 1996

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                       SUMMARY

    Regis Corporation, based in Minneapolis, is the largest owner and operator of mall-based hair and retail product salons in the world. The Regis worldwide operations include 2,005 hairstyling salons at September 30, 1996 operating in five divisions: REGIS HAIRSTYLISTS, MASTERCUTS, TRADE SECRET, WAL-MART and INTERNATIONAL. Worldwide operations include 61 franchised salons operating primarily in the TRADE SECRET division. The Company has more than 20,000 employees worldwide.

    During the first quarter of fiscal 1997, the Company's consolidated sales increased 25.2 percent to a record $139,858,000 and operating income grew
22.3 percent to $10,325,000. Exclusive of nonrecurring gains, earnings per share increased 21.7 percent in the first quarter of fiscal 1997 to $.28 per share, compared to $.23 per share in the same period the prior year.

    SUPERCUTS, INC. MERGER - Effective October 25, 1996, the Company received shareholder approval for the merger agreement with Supercuts, Inc. (Supercuts) in a stock-for-stock merger transaction. Supercuts is a national operator of approximately 450 company-owned/managed and franchisor of over 700 affordable hair care salons. Each Supercuts shareholder received 0.40 shares of the Company's common stock in exchange for each Supercuts, Inc. common share, or approximately 4,600,000 shares of the Company's common stock on a fully diluted basis. The transaction will be accounted for as a pooling-of-interests.

    Although unaudited pro forma information of the combined Regis/Supercuts company is not available as of the date of filing this report on Form 10-Q, unaudited pro forma information for periods ended June 30, 1996, has been included in a registration statement filed by the Company on Form S-4 dated September 24, 1996 with the Securities and Exchange Commission.

    As required under pooling-of-interests accounting, during the second quarter, the Company will retroactively restate its consolidated financial statements to include the financial position, results of operations and cash flows of Supercuts. In the future, the Company will report combined results of the merged companies and, in addition, expects to record a nonrecurring pretax charge in the second quarter ended December 31, 1996 in the range of approximately $18 million for transaction, restructuring and other nonrecurring costs associated with the merger. A significant portion of this charge will be nondeductible for income tax purposes.

                                RESULTS OF OPERATIONS

    The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of sales. All percentages were computed as a percentage of total revenue from company-owned salon operations. For purposes of this analysis, revenues from the Company's TRADE SECRET franchise operations have been netted against the related franchise expenses, as included in the cost category "Other, including franchise revenues and expenses." This was done to facilitate a meaningful comparison of the historical expense ratios of the Company. Franchise revenues are not material to the Company as they represent less than 1 percent of total sales.

                                 WORLDWIDE OPERATIONS


                                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                                 ----------------------------------------
                                                               1995      1996
                                                               ----      ----
Sales                                                        100.0%    100.0%

Operating expenses:
    Cost of sales                                             56.6      57.0
    Rent                                                      12.8      14.1
    Selling, general and administrative                       18.8      17.4
    Depreciation and amortization                              3.7       3.9
    Other, including franchise revenues and expenses           0.4       0.2
                                                              92.3      92.6
                                                             -----     -----
         Operating income                                      7.7       7.4
                                                             -----     -----

Other income (expense):
    Interest                                                  (1.2)     (1.0)
    Nonrecurring gain                                          0.1       0.2
    Other, net                                                (0.1)
                                                             -----     -----
Income before income taxes                                     6.5       6.6
Income taxes                                                  (2.8)     (2.8)
                                                             -----     -----
    Net income                                                 3.7%      3.8%
                                                             -----     -----
                                                             -----     -----



THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995:

    SALES. Sales for the first quarter of fiscal 1997 grew to a record $139,858,000, representing an increase of $28,138,000, or 25.2 percent, over the same period in fiscal 1996. Approximately 80 percent of the increase is attributable to salon acquisitions occurring subsequent to the first quarter of fiscal 1996, with the remaining increase due to net salon openings, and increases in customers served and product sales. REGIS HAIRSTYLISTS, MASTERCUTS, TRADE SECRET and WAL-MART salons in the United States and Canada (Domestic salons) accounted for $16,468,000 of the total sales increase. The remainder of the sales increase of $11,670,000 was related to the Company's salon operations in the United Kingdom, South Africa, Switzerland and Mexico (International salons) and was largely influenced by the Company's salon acquisitions subsequent to the first quarter of fiscal 1996 in the United Kingdom.

    For the first quarter of fiscal 1997, sales from REGIS HAIRSTYLISTS were $67,172,000, an increase of 2.1 percent, sales from MASTERCUTS were $22,783,000, an increase of 16.1 percent, TRADE SECRET company-owned sales were $19,180,000, an increase of 35.1 percent, sales from WAL-MART salons were $7,427,000, a newly acquired division compared to the same period a year ago, and International salon sales were $22,335,000, an increase of more than 100 percent, principally due to acquisitions subsequent to the first quarter of fiscal 1996.

    During the first quarter of fiscal 1997, same-store sales from Domestic salons open more than twelve months increased 1.4 percent, compared to a 3.8 percent same-store sales increase during the same period the previous year. Same-store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, increased 4.4 percent during the quarter. Same-store sales increases achieved during the first quarter of fiscal 1997 are primarily due to an increase in the number of customers served. The Company utilizes an audiovisual-based training system in its salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

    SERVICE SALES. Service sales in the first quarter of fiscal 1997 were $99,095,000, an increase of $19,678,000 or 24.8 percent, over the same period in fiscal 1996. This increase was primarily due to acquisitions, net salon openings and same-store sales growth.

    PRODUCT SALES. Product sales in the first quarter of fiscal 1997 were $39,802,000, an increase of $8,920,000, or 28.9 percent, over the same period in fiscal 1996. The TRADE SECRET retail product salon operations represented $3,854,000 of this overall increase, reflecting salon acquisitions occurring subsequent to the first quarter of fiscal 1996, net salon openings, and same-store sales growth. Product sales for the Company's REGIS HAIRSTYLISTS, MASTERCUTS and WAL-MART salons increased $3,468,000 and represented 20.5 percent of their first quarter fiscal 1997 sales mix, compared to 19.3 percent in the same period of fiscal 1996. This increase in product sales mix reflects the impact of the WAL-MART salons acquisition, which have a higher percentage of product sales, increased customer awareness, further acceptance of national brand salon merchandise, and sales training of Company employees. The balance of the product sales increase relates to International salons, largely caused by fiscal 1996 salon acquisitions.

    COST OF SALES

    Cost of both service and product sales in the first quarter of fiscal 1997 was $79,203,000, compared to $62,385,000, in the same period the previous year. The resulting combined gross margin percentage for the first quarter of fiscal 1997 was 43.0 percent of sales compared to 43.4 percent of sales in the same period the previous year. As further discussed below, this slight decline in gross margin was primarily due to the impact of the WAL-MART salons acquired in June 1996.

    Service margins were 41.8 percent in the first quarter of fiscal 1997, compared to 42.3 percent in the same period the previous year. This decline in margin was primarily due to the WAL-MART salon division, which had higher fixed cost payrolls as a percentage of sales due to lower average sales volume for these maturing salons. Retail product margins also declined slightly to 45.9 percent in the first quarter of fiscal 1997, compared to 46.4 percent in the same period the previous year. The WAL-MART salon division was the major factor for the difference in margins between the comparable periods. The operating statement reflects the sale of higher cost inventories purchased in connection with the WAL-MART salons acquisition.

    RENT EXPENSE

    Rent expense in the first quarter of fiscal 1997 was $19,628,000, or 14.1 percent of sales, compared to $14,141,000, or 12.8 percent of sales, in the same period the previous year. The primary reason for the increase as a percentage of sales is due to fiscal 1996 department store salon acquisitions in the U.K., causing the international salon division to now comprise a larger percentage of the overall results. When compared to Domestic salon operations, the U.K. salon operations have higher rent expenses, offset by lower selling and administrative expenses, because certain costs are absorbed by department stores and passed on as rent.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

    Selling, general and administrative (SG&A) expense in the first quarter of fiscal 1997 was $24,228,000, or 17.4 percent of sales, compared to $20,774,000, or 18.8 percent of sales, in the same period the previous year. Such expenses include costs directly related to salon operations (such as advertising, promotion, insurance, telephone and utilities), field supervision costs (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). As previously discussed, the fiscal 1996 U.K. department store salon acquisitions had a favorable effect on SG&A expense. The balance of the rate improvement was due to continued sales leveraging of fixed and semi-fixed costs.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense in the first quarter of fiscal 1997 increased to 3.9 percent from 3.7 percent of sales last year. Amortization costs have increased in connection with the Company's salon acquisition activity and the related intangibles. Depreciation expense, the major component within this category, has remained relatively consistent as a percentage of sales.

    OPERATING INCOME

    Operating income in the first quarter of fiscal 1997 improved to $10,325,000, an increase of $1,883,000, or 22.3 percent, over the same period the previous year. Operating income as a percentage of sales was 7.4 percent in the first quarter of fiscal 1997 compared to 7.7 percent in the same period the previous year. As a percent of sales, the slight decline is attributable primarily to the gross margin decline as a percent of sales.

    INTEREST EXPENSE

    Interest expense for the first quarter of fiscal 1997 was $1,454,000, or
1.0 percent of sales, compared to $1,377,000, or 1.2 percent of sales in the same period the previous year. The slight improvement as a percent of sales is due to sales leveraging as the expense amount remains relatively consistent.

    NONRECURRING GAINS

    During the first quarters of fiscal 1997 and 1996, the Company received $218,000 and $137,000, respectively, of principal payments from Premier Salons. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as a nonrecurring gain.

    INCOME TAXES

    The Company's effective income tax rate for fiscal 1997 is estimated to be
42.0 percent, consistent with that incurred during fiscal 1996.

    NET INCOME

    Net income for the first quarter of fiscal 1997 increased to $5,362,000, or $.29 per share, compared to net income of $4,177,000, or $.23 per share in the same period the previous year. Exclusive of the effect of the nonrecurring income items in both periods, net income for the first quarter fiscal 1997 would have been $5,231,000 or $.28 per share compared to net income for the first quarter of fiscal 1996 of $4,095,000, or $.23 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities (before capital expenditures and debt principal repayments) in the first quarter of fiscal 1997 was $10,255,000, compared to $8,111,000 during the same period the previous year. The increase between the two periods is mainly due to improved operating performance.

    During the first quarter of fiscal 1997, the Company had worldwide new salon capital expenditures of $7,685,000, $895,000 of which relates to acquisitions. The Company constructed 5 new REGIS HAIRSTYLISTS salons, 9 new MASTERCUTS salons, 16 new TRADE SECRET salons, 6 new WAL-MART salons and 4 new International salons, and completed 9 major remodeling projects. All capital expenditures during the first quarter of fiscal 1997 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.


    The Company anticipates its worldwide salon development program for fiscal 1997 will include a minimum of 150 new salons, and 60 major remodeling and conversion projects (including the 40 new salons opened and 9 remodeling projects completed during the first quarter of fiscal 1997). It is expected that expenditures for these new salons and other projects will be approximately $28,000,000 to $30,000,000 in fiscal 1997, excluding acquisition activity.

    The Company has a $20,000,000 revolving credit facility which bears interest at the prime rate, and matures in October 1998. The facility also allows for borrowings bearing interest at an adjusted LIBOR rate plus a LIBOR margin up to 1.50 percent. The revolving credit facility requires a quarterly commitment fee of 1/4 percent per annum on the unused portion of the facility. As of September 30, 1996, borrowings of $8,700,000 were outstanding under this credit facility.

    At September 30, 1996, the Company had three outstanding senior term notes: a $24,000,000 note bearing interest at a fixed rate of 11.52 percent which is subject to annual mandatory payments of $10,000,000 on June 30, 1997 and $14,000,000 on June 30, 1998; a $10,000,000 note, bearing interest at a fixed
6.94 percent, which is due in July 2005; and a $5,000,000 note bearing interest at a fixed 7.99 percent which is due in July 2003.

    The senior term notes and the revolving credit facility agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must maintain specified interest coverage and debt-to-equity ratios.

    Transactions by the Company's International salons are invoiced and paid in local currency. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

    Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

    In September 1996, the Company paid a quarterly dividend of $361,000 or 2 cents per share.

    As previously discussed, on October 25, 1996, the Company completed the merger with Supercuts, Inc. which will be accounted for as a pooling-of-interests. Supercuts is a national operator and franchisor of over 1,150 affordable hair care salons. In connection with the merger, Regis has entered into a $10,000,000 senior note to fund transaction costs and other merger related costs, and $22,000,000 of senior notes to replace and repay Supercuts existing revolving credit arrangements under terms and conditions consistent with that of the company's long-term borrowings from financial institutions.

    The $10,000,000 term loan bears interest at a fixed 7.54 percent and is due on July 1, 2000 with annual mandatory repayments of $3,000,000 on July 1, 1998 and 1999 and $4,000,000 on July 1, 2000. The $22,000,000 senior note bears interest at a fixed 7.8 percent and is due on July 1, 2006 with annual mandatory repayments of $10,000,000 on July 1, 2004 and $12,000,000 on July 1, 2006.

                   PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:


Exhibit 10(x) Note drawn from Private Shelf Agreement dated as of October 28,
              1996, between the registrant and the Prudential Insurance Company of America.

Exhibit 10(y) Term Note Agreement between the registrant and LaSalle National
              Bank dated October 28, 1996.

Exhibit 15    Letter Re:  Unaudited Interim Financial Information.

(b)  Reports on Form 8-K:
The following report on Form 8-K was filed during the three months ended September 30, 1996:


         Form 8-K dated July 15, 1996 related to the agreement and plan of merger between the Company and Supercuts, Inc.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  REGIS CORPORATION




Date:  November 5, 1996          By:/s/ Frank E. Evangelist
                                   ---------------------------------------
                                     Frank E. Evangelist
                                     Senior Vice President, Finance
                                     Chief Financial Officer

                                     Signing on behalf of the
                                     registrant and as principal
                                     accounting officer