Form 10-Q
period 1996-12-31
REGIS CORP
filed 1997-02-14
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the quarterly period ended    December 31, 1996
                                       ----------------------------------
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                      to
                                   --------------------       ------------------

                                 --------------------

   For Quarter Ended December 31, 1996      Commission file number   011230
                     -----------------                            --------------
                                    Regis Corporation
            --------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                 Minnesota                                41-0749934
            --------------------------------------------------------------------
            (State or other jurisdiction of                    (I.R.S. Employer
            incorporation or organization)                   Identification No.)

         7201 Metro Boulevard, Edina, Minnesota                   55439
         -----------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)

                                      (612)947-7777
            --------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                            ---        ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 7, 1997:

Common Stock, $.05 par value                      22,601,600
----------------------------                      ----------
         Class                                    Number of Shares

                                  REGIS CORPORATION

                                        INDEX


PART I.  FINANCIAL INFORMATION                                        Page No.
                                                                      --------
         Item 1.   Consolidated Financial Statements:

                   Balance Sheet as of June 30, 1996
                   and December 31, 1996                                   3

                   Statement of Operations for the three
                   months ended December 31, 1995 and 1996                 4

                   Statement of Operations for the six
                   months ended December 31, 1995 and 1996                 5

                   Statement of Cash Flows for the six
                   months ended December 31, 1995 and 1996                 6

                   Notes to Consolidated Financial Statements             7-12

                   Review Report of Independent Accountants                13

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations          14-26



Part II. OTHER INFORMATION

         Item 1.   Legal Proceedings                                       27

         Item 2.   Changes in Securities                                   28

         Item 4.   Submission of Matters to a Vote of Security Holders     28

         Item 6.   Exhibits and Reports on Form 8-K                       29-31


         Signature                                                         32

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                        CONSOLIDATED BALANCE SHEET (UNAUDITED)
                      AS OF JUNE 30, 1996 AND DECEMBER 31, 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                JUNE 30, 1996  DECEMBER 31, 1996
                                                -------------  -----------------
ASSETS
Current assets:
    Cash and cash equivalents                    $  7,558         $  4,868
    Accounts receivable                            10,640           12,501
    Inventories                                    32,507           36,674
    Deferred income taxes                           6,687            8,993
    Other current assets                            9,691            8,056
                                                 --------         --------
         Total current assets                      67,083           71,092

Property and equipment, net                       126,821          130,306
Goodwill                                           93,352           95,779
Other assets                                       16,698           18,984
                                                 --------         --------
         Total assets                            $303,954         $316,161
                                                 --------         --------
                                                 --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Long-term debt and capital lease
      obligations, current portion               $ 40,477         $ 17,661
    Accounts payable                               20,369           23,893
    Accrued expenses                               40,768           41,837
    Restructuring accruals                          6,493            9,277
                                                 --------         --------
         Total current liabilities                108,107           92,668

Long-term debt and capital lease obligations       61,904           93,502
Other noncurrent liabilities                        6,308            6,204
Contingencies (Note 7)
Shareholders' equity:
    Capital stock, $.05 par value; authorized,
      50,000,000 shares; issued and outstanding,
      22,537,161 common shares at June 30, 1996
      and 22,601,300 common shares at December
      31, 1996                                      1,127            1,130
    Additional paid-in capital                    104,634          105,368
    Retained earnings                              21,874           17,289
                                                 --------         --------
         Total shareholders' equity               127,635          123,787
                                                 --------         --------
           Total liabilities and
            shareholders' equity                 $303,954         $316,161
                                                 --------         --------
                                                 --------         --------

   See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                           1995         1996
                                           ----         ----
Revenues:
  Company-owned operations:
    Service                               $109,637      $120,955
    Product                                 39,183        48,862
                                          --------      --------
                                           148,820       169,817
  Franchise revenues                         6,496         6,641
                                          --------      --------
                                           155,316       176,458
Operating expenses:
  Cost of sales:
    Service                                 65,388        70,813
    Product                                 21,094        26,699
    Rent                                    20,546        23,510
    Selling, general and administrative     32,051        36,691
    Depreciation and amortization            6,249         7,039
    Merger and transaction costs                          14,322
    Provision for restructuring
      activities                            11,965         4,409
    Other                                    1,263           941
                                          --------      --------
                                           158,556       184,424

      Operating loss                        (3,240)       (7,966)

Other income (expense):
  Interest                                  (2,484)       (2,524)
  Nonrecurring gains                           140           222
  Other, net                                    74            95
                                          --------      --------
      Loss before income taxes (benefit)    (5,510)      (10,173)

Income taxes (benefit)                      (1,695)       (1,293)
                                          --------      --------
  Net loss                                $ (3,815)     $ (8,880)
                                          --------      --------
                                          --------      --------
Net loss per share                        $  (0.17)     $  (0.38)
                                          --------      --------
                                          --------      --------
Weighted average common and common
  equivalent shares outstanding             22,649        23,284
                                          --------      --------
                                          --------      --------


    See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           1995         1996
                                           ----         ----

Revenues:
  Company-owned operations:
    Service                               $210,047      $242,495
    Product                                 72,659        91,243
                                          --------      --------
                                           282,706       333,738
  Franchise revenues                        13,185        13,325
                                          --------      --------
                                           295,891       347,063
Operating expenses:
  Cost of sales:
    Service                                123,815       140,824
    Product                                 39,228        50,092
  Rent                                      38,115        46,579
  Selling, general and administrative       61,890        70,710
  Depreciation and amortization             11,971        13,928
  Merger and transaction costs                            14,322
  Provision for restructuring activities    11,965         4,409
  Other                                      3,094         1,805
                                          --------      --------
                                           290,078       342,669

    Operating income                         5,813         4,394

Other income (expense):
  Interest                                  (4,720)       (4,974)
  Nonrecurring gains                           277           440
  Other, net                                   109           305
                                          --------      --------
    Income before income taxes               1,479           165

Income taxes                                 1,276         4,504
                                          --------      --------
    Net income (loss)                     $    203      $ (4,339)
                                          --------      --------
                                          --------      --------
Net income (loss) per share               $   0.01      $  (0.19)
                                          --------      --------
                                          --------      --------
Weighted average common and common
  equivalent shares outstanding             22,535        23,300
                                          --------      --------
                                          --------      --------

   See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1995 AND 1996
                                (DOLLARS IN THOUSANDS)

                                              1995         1996
                                              ----         ----

Cash flows from operating activities:
  Net income (loss)                         $   203      $  (4,339)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
    Depreciation and amortization            12,186         14,091
    Merger and transaction costs                            14,322
    Provision for restructuring              11,965          4,409
    Deferred income taxes                    (5,010)        (4,084)
    Changes in assets and liabilities,
      exclusive of investing and
      financing activities                    3,191        (11,997)
    Other                                      (961)           755
                                            -------       --------
      Net cash provided by operating
        activities                           21,574         13,157
                                            -------       --------
Cash flows from investing activities:
  Capital expenditures                      (17,168)       (17,333)
  Purchases of salon assets, net of
    cash acquired and certain
    obligations assumed                      (9,417)        (6,049)
                                            -------       --------
      Net cash used in investing
        activities                          (26,585)       (23,382)
                                            -------       --------
Cash flows from financing activities:
  Borrowings on line of credit               88,862         94,514
  Payments on line of credit                (86,500)      (117,600)
  Proceeds from issuance of long-term
    debt                                      5,985         37,000
  Repayment of long-term debt and
    capital lease obligations                  (471)        (6,309)
  Dividends paid                               (574)          (813)
  Proceeds from issuance of common stock      4,296            737
                                            -------       --------
    Net cash provided by financing
     activities                              11,598          7,529
                                            -------       --------
Effect of exchange rate changes on cash          (2)             6
                                            -------       --------
Increase (decrease) in cash and cash
  equivalents                                 6,585         (2,690)
Cash and cash equivalents:
  Beginning of period                         3,182          7,558
                                            -------       --------
  End of period                             $ 9,767       $  4,868
                                            -------       --------
                                            -------       --------
Changes in assets and liabilities,
  exclusive of investing and
  financing activities:
    Accounts receivable                     $ 1,467       $ (1,512)
    Inventories                                 259         (3,170)
    Other current assets                     (2,894)           704
    Accounts payable                          1,155          3,294
    Accrued expenses                          3,204         (9,688)
    Restructuring accruals                                  (1,625)
                                            -------       --------
                                            $ 3,191       $(11,997)
                                            -------       --------
                                            -------       --------

  See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.    BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
      The unaudited consolidated statement of operations for the three and six months ended December 31, 1995 and 1996, reflects, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 3, 4 and 5 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

      The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are incorporated by reference in Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 1996 and Supercuts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, has performed a limited review of the financial data included herein. Their report on such review accompanies this filing.

      Financial data for all periods presented reflect the retroactive effects of the October 1996 merger with SUPERCUTS, INC. (SUPERCUTS) which has been accounted for as a pooling-of-interests (see Note 3). The financial statements have been prepared by combining the current and historical financial statements of Regis Corporation with those of SUPERCUTS for each of the periods presented.

      COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin.

      ASSET IMPAIRMENT ASSESSMENTS. On a quarterly basis, the Company measures and evaluates the recoverability of its tangible and intangible noncurrent assets using undiscounted cash flow analyses.

      USE OF ESTIMATES. The significant areas which require the use of management's estimates relate to accruals for restructuring activity, principally the portion associated with litigation and store closures.

2.    NONRECURRING GAINS:

      During the second quarters of fiscal 1997 and 1996, the Company received $222,000 and $140,000, respectively, of principal payments from Premier Salons. For the six month periods ended December 31, 1996 and 1995, the payments received totaled $440,000 and $277,000, respectively. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

3.    MERGERS AND ACQUISITIONS:

      SUPERCUTS, INC.

      Effective October 25, 1996, the Company received shareholder approval for the merger agreement with SUPERCUTS in a stock-for-stock merger transaction. SUPERCUTS is a national operator of approximately 420 company-owned, and franchisor of approximately 740 affordable hair care salons at December 31, 1996. Each SUPERCUTS shareholder received
      0.40 shares of the Company's common stock in exchange for each SUPERCUTS common share, or approximately 4,550,000 shares of the Company's common stock on a fully diluted basis. The transaction has been accounted for as a pooling-of-interests.

      As a result of the merger, the Company recorded a merger and transaction charge of $14,322,000, on a pre-tax basis, during the quarter ended December 31, 1996. This charge included $7,717,000 for professional fees including investment banking, legal, accounting and miscellaneous transaction costs, $3,465,000 for severance, and a non-cash charge of $3,140,000 for the write-off of duplicative operating assets.

      The severance accrual of $3,465,000 covers the termination of approximately 105 SUPERCUTS employees who had duplicate positions in corporate office functions. These corporate overhead departments included finance and accounting, human resources, legal, management information systems, purchasing, real estate and marketing. No severance related payments have been made as of December 31, 1996.

      As of December 31, 1996, $4,598,000 (which includes the severance accrual of $3,465,000 and the professional fees accrual of $1,133,000) has been included in accrued expenses in the balance sheet, and $2,968,000 has been netted against the related property and equipment in the balance sheet.

      The SUPERCUTS transaction was accounted for as a pooling-of-interests; therefore, prior financial statements have been restated to reflect this merger. To effect the restatement, significant accounting adjustments were necessary to conform the accounting practices of SUPERCUTS to those of Regis. A detailed description of the nature of these conforming accounting adjustments, as well as unaudited pro forma information for periods ended June 30, 1996, have been included in the registration statement filed by the Company on Form S-4 dated
      September 24, 1996 with the Securities and Exchange Commission. The conforming accounting adjustments included adjustments to previously reported SUPERCUTS net income (loss) and shareholders' equity due to consolidation of previously unconsolidated investor/franchisee stores, change in goodwill amortization periods and reversal of the capitalization of certain development costs.

      Prior to the merger, SUPERCUTS' fiscal year for financial reporting purposes ended on December 31. No material adjustment to retained earnings was necessary to conform with Regis' year end. In addition, for periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results.

      Revenues and net income for the combining entities for the three and six month periods ended December 31, 1995 were as follows (dollars in thousands):
                                          Supercuts,
      Three months ended:      Regis     as conformed   Combined
      -------------------      -----     ------------   --------
      Revenues               $126,604       $28,712     $155,316
      Net income (loss)         5,175        (8,990)      (3,815)

      Six months ended:
      -----------------
      Revenues               $238,324       $57,567     $295,891
      Net income (loss)         9,352        (9,149)         203


      OTHER ACQUISITIONS

      The following represents the unaudited pro forma results of operations of the Company (restated for the inclusion of SUPERCUTS results) as if purchase acquisitions occurring in fiscal 1996, primarily the U.K. and the WAL-MART acquisitions, as more fully described under Management's Discussion and Analysis of Financial Condition and Results of Operations, and the related common stock activity had occurred at the beginning of fiscal 1996.

                               (Dollars in thousands, except per share amounts)
                              ------------------------------------------------
                                        Three months ended   Six months ended
                                         December 31, 1995   December 31, 1995
                                        ------------------- ------------------
      Revenues                           $170,918                $333,090
      Income (loss) before income taxes    (5,979)                  1,510
      Net income (loss)                    (4,135)                    213
      Net income (loss) per share        $  (0.18)               $   0.01

      These pro forma results may not be indicative of results that actually would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.


4.    RESTRUCTURING:

      During the three months ended December 31, 1995, a majority of the Board of Directors of SUPERCUTS concluded that it was appropriate to modify SUPERCUTS' strategic growth plans. It was decided that future expansion efforts would focus primarily on expanding with existing franchisees in existing franchise markets. Additionally, because of the significant operating losses and negative cash flow from certain salons, it was decided that salons in certain markets would be closed or sold to franchisees or other third parties. The anticipated date of completion of the restructuring is December 1997.

      The 1996 restructuring charge related to the activities described above totalled approximately $11,965,000 (as adjusted from the $18,925,000 originally reported due to conforming accounting adjustments described previously). This charge was recorded in the quarter ended December 31, 1995. Of the total charge of $11,965,000, $4,384,000 was related to non-cash activity (i.e. primarily the write-off of assets that were purchased before the merger and do not require a cash outlay for disposal).

      In order to revise estimates included in the restructuring charge for legal and professional fees, an additional $858,000 was charged against earnings in the quarter ended June 30, 1996. In the quarter ended December 31, 1996, an additional $2,909,000 was charged against earnings to revise restructuring charge estimates made in fiscal 1996 and $1,500,000 was charged against earnings associated with identified Regis salon closures. The changes in the estimated 1996 restructuring charge represent changes in accounting estimates associated with litigation matters, legal and professional fees and lease obligations.

5.    INCOME TAXES:

      The Company's effective tax rate for the three and six month periods ended December 31, 1996 was negatively affected by certain nondeductible merger and transaction costs associated with the SUPERCUTS merger.

      Additionally, as reflected in the Statement of Operations for SUPERCUTS for the quarter ended September 30, 1996, SUPERCUTS recorded as part of its September 30, 1996 income tax provision, a $1,500,000 change in estimate associated with income tax matters related to years prior to 1996. This change in estimate includes tax changes resulting from the completion of an Internal Revenue Service examination in the quarter ended September 30, 1996. Accordingly, this change in estimate is included in the financial results for the combined companies of Regis and SUPERCUTS for the six months ended December 31, 1996.

      The Company's effective income tax rate, exclusive of the impact of nondeductible merger and transaction costs and the $1,500,000 change in estimate, for fiscal 1997 is estimated to be approximately 42 percent, consistent with that incurred during fiscal 1996.

6.    FINANCING ARRANGEMENTS:

      As previously discussed, on October 25, 1996, the Company completed the merger with SUPERCUTS, Inc. which has been accounted for as a pooling-of-interests. In order to fund transaction costs and other merger related costs, Regis has borrowed $10,000,000 under a note bearing interest at a fixed rate of 7.54 percent per annum, with mandatory repayments of $3,000,000 on July 1, 1998 and 1999 and $4,000,000 on July 1, 2000. For the purpose of repaying and replacing SUPERCUTS' existing revolving credit arrangements under terms and conditions consistent with that of the Company's long-term borrowings from financial institutions, the Company has borrowed $22,000,000 note bearing interest at a fixed rate of 7.8 percent per annum with mandatory repayments of $10,000,000 on July 1, 2004 and $12,000,000 on July 1, 2006.

      In addition, in December 1996, the Company has borrowed $5,000,000 under a note bearing interest at a fixed rate of 7.16 percent per annum with annual mandatory repayments of $1,000,000 until 2002, to have funds available to help finance franchisee expansion in the SUPERCUTS division.

      The senior term notes contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must maintain specified interest coverage and debt-to-equity ratios.

7.    CONTINGENCIES:

      On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against SUPERCUTS, INC., ("SUPERCUTS") a wholly owned subsidiary of the Company, and certain SUPERCUTS directors and officers. The initial lawsuit, prior to subsequent amendments, sought payment of $3,000,000, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between SUPERCUTS and DEL. The initial lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of SUPERCUTS' common stock, which were sold by him between February 20 and February 28, 1996, because of SUPERCUTS' refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7,800,000, or a reported average price of $5.20 per share. SUPERCUTS' common stock price range for the month of February 1996, was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. All matters that were heard in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 96C-0822, are currently on appeal in the United States Court of Appeals for the Seventh Circuit.

      In August 1996, Mr. Lipson has also brought legal action against SUPERCUTS in the Circuit Court of Cook County, Illinois alleging that SUPERCUTS has defamed him. Mr. Lipson requests a judgment "in excess of $200,000,000." The court has set a hearing date of June 18, 1997 with respect to this matter.

      Mr. Lipson has also filed suit against SUPERCUTS in the Court of Chancery of the State of Delaware seeking advancement of expenses incurred by him in certain litigation and other proceedings. On December 10, 1996, the Delaware Court ruled that Mr. Lipson is entitled to an advancement of certain expenses incurred by him, but did not establish the amount of the advancement.

      While additional future charges, if any, related to this litigation could have a material adverse impact on the Company's net income in the quarterly period in which they would be recorded, management of the Company believes, based on the advice of counsel, that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

8.    SHAREHOLDER RIGHTS PLAN:

      In December 1996, the Board of Directors adopted a shareholders rights plan and declared a dividend of one preferred share purchase right on each outstanding share of common stock.

      The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20 percent or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire any interest of 20 percent or more. If the rights become exercisable, they entitle all holders, except the take-over bidder, to purchase stock in the Company at a bargain price.

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheets of Regis Corporation as of June 30, 1996 and December 31, 1996, and the related consolidated statements of operations for the three and six months ended December 31, 1995 and 1996, and the consolidated statements of cash flows for six months ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management.

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

     Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



                                    /s/ Coopers & Lybrand L.L.P.

                                    COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
February 14, 1997

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       SUMMARY

         Regis Corporation, based in Minneapolis, is the largest owner, operator and franchisor of hair and retail product salons in the world. The Regis worldwide operations include 3,218 hairstyling salons at December 31, 1996 operating in six divisions: REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS, TRADE SECRET, WAL-MART and INTERNATIONAL. Worldwide operations include 737 franchised SUPERCUTS salons and 62 other franchised salons operating primarily in the TRADE SECRET division. The Company has more than 25,000 employees worldwide.

         During the second quarter of fiscal 1997, the Company's consolidated revenues increased 13.6 percent to a record $176,458,000. Operating income grew
23.4 percent to $10,765,000 before merger and transaction costs and provision for restructuring activities (special charges) of $18,731,000 related to the SUPERCUTS merger described later, as well as continuing restructuring activities of that division and restructuring charges related to Regis. Exclusive of nonrecurring gains and the special charges described above, earnings per share increased 31.3 percent in the second quarter of fiscal 1997 to $.21 per share, compared to $.16 per share in the same period the prior year.

         During the first six months of fiscal 1997, the Company's consolidated revenues increased 17.3 percent to a record $347,063,000. Operating income grew
30.1 percent to $23,125,000 before special charges of $18,731,000 related to the SUPERCUTS' merger, as well as continuing restructuring activities of that division and restructuring charges related to Regis. Exclusive of nonrecurring gains and special charges, earnings per share increased 39.4 percent in the first half of fiscal 1997 to $.46 per share, compared to $.33 per share in the same period the prior year.

         Financial data for all periods presented reflect the retroactive effects of the October 1996 merger with SUPERCUTS which has been accounted for as a pooling-of-interests. The financial statements have been prepared by combining the current and historical financial statements of Regis Corporation with those of SUPERCUTS for each of the periods presented.

                                RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of sales. The percentages are computed as a percentage of total Company revenues, except as noted.

                                 WORLDWIDE OPERATIONS

                                        FOR THE PERIODS ENDED DECEMBER 31,
                                       ------------------------------------
                                          THREE MONTHS       SIX MONTHS
                                       -----------------  -----------------
                                         1995      1996      1995      1996
                                       --------  -------  ---------  ------

Company-owned service revenues (1)       73.7%     71.2%     74.3%     72.7%
Company-owned product revenues (1)       26.3      28.8      25.7      27.3
Franchise revenues                        4.2       3.8       4.5       3.8

Company-owned operations:
     Profit margins on service (2)       40.4      41.5      41.1      41.9
     Profit margins on product (3)       46.2      45.4      46.0      45.1
     Rent (1)                            13.8      13.8      13.5      14.0
     Depreciation and amortization (1)    4.2       4.1       4.2       4.2

Selling, general and administrative      20.6      20.8      20.9      20.4

Operating income (loss)                  (2.1)     (4.5)      2.0       1.3
Income (loss) before taxes               (3.5)     (5.8)      0.5       0.0
Net income (loss)                        (2.5)     (5.0)      0.1      (1.3)

Operating income, excluding special
  charges                                 5.6       6.1       6.0       6.7
Earnings, excluding special charges and
  nonrecurring gains                      2.3       2.7       2.5       3.1

(1)  Computed as a percentage of company-owned revenue.
(2)  Computed as a percentage of service revenue.
(3)  Computed as a percentage of product revenue.

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

    REVENUES. Revenues for the second quarter of fiscal 1997 grew to a record $176,458,000, representing an increase of $21,142,000, or 13.6 percent, over the same period in fiscal 1996. Approximately 75 percent of the increase is attributable to salon acquisitions occurring subsequent to the second quarter of fiscal 1996, with the remaining increase due to net salon openings, and increases in customers served and product sales. REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS, TRADE SECRET and WAL-MART salons in the United States and Canada (Domestic salons) accounted for $18,281,000 of the total revenue increase. The remainder of the revenue increase of $2,861,000 was related to the Company's salon operations in the United

Kingdom, South Africa, Switzerland, Mexico, Ireland and France (International salons) and was largely influenced by the Company's salon acquisitions subsequent to the second quarter of fiscal 1996 in the United Kingdom.

    For the second quarter of fiscal 1997, revenues from REGIS HAIRSTYLISTS were $69,153,000, an increase of 2.9 percent, and revenues from SUPERCUTS were $28,349,000, a slight decrease of 1.3 percent, which reflects same-store sales growth offset by restructuring activities that decreased the number of company-owned salons by selling some to franchisees and closing others. Revenues from MASTERCUTS were $23,800,000, an increase of 11.9 percent, TRADE SECRET company-owned revenues were $23,638,000, an increase of 41.5 percent, revenues from WAL-MART salons, a division acquired in June 1996, were $7,547,000, and International salon revenues were $23,000,000, an increase of
14.2 percent, principally due to acquisitions subsequent to the second quarter of fiscal 1996.

    During the second quarter of fiscal 1997, same-store sales from Domestic company-owned salons open more than twelve months increased 2.2 percent, compared to a 3.0 percent same-store sales increase during the same period the previous year. Same-store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, increased 1.2 percent during the quarter. Same-store sales increases achieved during the second quarter of fiscal 1997 are primarily due to an increase in the number of customers served. The Company utilizes an audiovisual-based training system in its salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

    System-wide sales, inclusive of sales generated from franchisee salons, increased 11.1 percent from $212,321,000 to $235,778,000 for the three months ended December 31, 1995, and 1996, respectively. This increase in system-wide sales is the result of the total number of stores in the system increasing over the past twelve months as well as same-store sales increases. System-wide comparable store sales for the second quarter of 1997 increased 2.2 percent.

    SERVICE REVENUES. Service revenues in the second quarter of fiscal 1997 were $120,955,000, an increase of $11,318,000 or 10.3 percent, over the same period in fiscal 1996. This increase was primarily due to acquisitions, net salon openings and same-store sales growth.

    PRODUCT REVENUES. Product revenues in the second quarter of fiscal 1997 were $48,862,000, an increase of $9,679,000, or 24.7 percent, over the same period in fiscal 1996. The TRADE SECRET retail product salon operations contributed $5,824,000 of this overall increase, reflecting salon acquisitions occurring subsequent to the second quarter of fiscal 1996 and net salon openings. Product revenues for the Company's REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS and WAL-MART salons increased $2,763,000 and represented 19.7 percent of their second quarter fiscal 1997 revenue mix, compared to 19.2 percent in the same period of fiscal 1996. This increase in product revenue mix reflects the impact of the WAL-MART salons acquisition, which have a higher percentage of product revenue, increased customer awareness, further acceptance of national brand salon merchandise, and sales training of Company employees. The balance of the product revenues increase relates to International salons, largely caused by salon acquisitions subsequent to the second quarter of fiscal 1996.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995:

    REVENUES. Revenues for the first six months of fiscal 1997 grew to a record $347,063,000, representing an increase of $51,172,000, or 17.3 percent, over the same period in fiscal 1996. Approximately 75 percent of the increase is attributable to salon acquisitions occurring subsequent to the second quarter of fiscal 1996, with the remaining increase due to net salon openings, and increases in customers served and product sales. REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS, TRADE SECRET and WAL-MART salons in the United States and Canada (Domestic salons) accounted for $36,641,000 of the total revenue increase. The remainder of the revenue increase of $14,531,000 was related to the Company's salon operations in the United Kingdom, South Africa, Switzerland, Mexico and France (International salons) and was largely influenced by the Company's salon acquisitions in fiscal 1996 in the United Kingdom.

    For the first six months of fiscal 1997, revenues from REGIS HAIRSTYLISTS were $136,325,000, an increase of 2.5 percent, revenues from SUPERCUTS were $59,096,000, an increase of 2.7 percent which reflects same-store sales growth offset by restructuring activities that decreased the number of company-owned salons by selling some to franchisees and closing others, revenues from MASTERCUTS were $46,583,000, an increase of 13.9 percent, TRADE SECRET company-owned revenues were $42,818,000, an increase of 33.1 percent, revenues from WAL-MART salons were $14,974,000, and International salon revenues were $45,335,000, an increase of 47.2 percent, principally due to acquisitions in fiscal 1996.

    During the first six months of fiscal 1997, same-store sales from Domestic company-owned salons open more than twelve months increased 2.4 percent, compared to a 3.6 percent same-store sales increase during the same period the previous year. Same-store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, increased 2.8 percent during the six months ended December 31, 1996. Same-store sales increases achieved during the first six months of fiscal 1997 are primarily due to an increase in the number of customers served.

    System-wide sales, inclusive of sales from franchisee salons, increased
13.7 percent from $408,901,000 to $464,968,000 for the six months ended December 31, 1995, and 1996, respectively. This increase in system-wide sales is the result of the total number of stores in the system increasing over the past twelve months as well as same-store sales increases. System-wide comparable store sales for the first six months of 1997 increased 2.1 percent.

    SERVICE REVENUES. Service revenues in the first six months of fiscal 1997 were $242,495,000, an increase of $32,448,000 or 15.4 percent, over the same period in fiscal 1996. This increase was primarily due to acquisitions, net salon openings and same-store sales growth.

    PRODUCT REVENUES. Product revenues in the first six months of fiscal 1997 were $91,243,000, an increase of $18,584,000, or 25.6 percent, over the same period in fiscal 1996. The TRADE SECRET retail product salon operations represented $9,678,000 of this overall increase, reflecting salon acquisitions occurring subsequent to the second quarter of fiscal 1996 and net salon openings. Product revenues for the Company's REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS and WAL-MART salons increased $6,216,000 and represented 19.0 percent of their first six month fiscal 1997 revenue mix, compared to 18.4 percent in the same period of fiscal 1996. This increase in product revenues mix reflects the impact of the WAL-MART salons acquisition, which have a higher percentage of product revenues, increased customer awareness, further acceptance of national brand salon merchandise, and sales training of Company employees. The balance of the product revenue increase relates to International salons, largely caused by salon acquisitions subsequent to the second quarter of fiscal 1996.

                                    COST OF SALES

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

    Cost of service and product sales in the second quarter of fiscal 1997 was $97,512,000, compared to $86,482,000, in the same period the previous year. The resulting combined gross margin percentage for the second quarter of fiscal 1997 improved to 42.6 percent of sales compared to 41.9 percent of sales in the same period the previous year. As further discussed below, this improvement in gross margin was primarily due to SUPERCUTS, partially offset by slight declines in REGIS HAIRSTYLISTS, MASTERCUTS and TRADE SECRET gross margins.

    Service margins improved to 41.5 percent in the second quarter of fiscal 1997, compared to 40.4 percent in the same period the previous year. The improvement was due to the continued sales maturation of SUPERCUTS and benefits of restructuring activities which closed under-performing stores. This was partially offset by slight declines at REGIS and MASTERCUTS due to slower same-store sales growth and wage increases at MASTERCUTS, due to the ripple-effect of the minimum wage increase.

    Retail product margins declined to 45.4 percent in the second quarter of fiscal 1997, compared to 46.2 percent in the same period the previous year. The decline in product margins was primarily due to the lack of sales leverage on TRADE SECRET fixed cost payrolls.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995:

    Cost of service and product sales in the first six months of fiscal 1997 was $190,916,000, compared to $163,043,000, in the same period the previous year. The resulting combined gross margin percentage for the second quarter of fiscal 1997 improved to 42.8 percent of sales compared to 42.3 percent of sales in the same period the previous year. As further discussed below, this improvement in gross margin was primarily due to SUPERCUTS partially offset by slight declines in REGIS HAIRSTYLISTS, MASTERCUTS and TRADE SECRET gross margins.

    Service margins improved to 41.9 percent in the first six months of fiscal 1997, compared to 41.1 percent in the same period the previous year. This increase in margin was primarily due to the continued sales maturation of SUPERCUTS and the benefits of restructuring activities which closed under-performing stores. This was partially offset by slight declines at REGIS and MASTERCUTS due to slower same-store sales growth and wage increases at MASTERCUTS, due to the ripple-effect of the minimum wage increase.

    Retail product margins declined slightly to 45.1 percent in the second quarter of fiscal 1997, compared to 46.0 percent in the same period the previous year. The decline in product margins was primarily due to the lack of sales leverage on TRADE SECRET fixed cost payrolls.

                                     RENT EXPENSE

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    Rent expense in the second quarter of fiscal 1997 was $23,510,000, or 13.8 percent of revenues, compared to $20,546,000, or 13.8 percent of revenues, in the same period the previous year.

    Rent expense for the first six months of fiscal 1997 was $46,579,000, or
14.0 percent of sales compared to $38,115,000, or 13.5 percent of sales for 1996. The primary reason for the increase as a percentage of sales in the six month period is due to fiscal 1996 department store salon acquisitions in the U.K. When compared to Domestic salon operations, the U.K. salon operations have higher rent expenses, offset by lower selling and administrative expenses, because certain costs are absorbed by department stores and passed on as rent.

                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

    Selling, general and administrative (SG&A) expense in the second quarter of fiscal 1997 was $36,691,000, or 20.8 percent of revenues, compared to $32,051,000, or 20.6 percent of revenues, in the same period the previous year. Such expenses include costs directly related to salon operations (such as advertising, promotion, insurance, telephone and utilities), field supervision costs (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). The slight increase was due to certain fixed expenses increasing, such as warehouse costs and expenses to combine the UK administrative functions coupled with slower same-store sales growth, especially in TRADE SECRET.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995:

    SG&A expense in the first six months of fiscal 1997 was $70,710,000, or
20.4 percent of revenues, compared to $61,890,000, or 20.9 percent of revenues, in the same period the previous year. As previously discussed, the fiscal 1996 U.K. department store salon acquisitions had a favorable effect on SG&A expense as a percent of revenues for the six month period. The balance of the improvement was due to continued sales leveraging of fixed and semi-fixed costs.

                            DEPRECIATION AND AMORTIZATION

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    Depreciation and amortization expense in the second quarter of fiscal 1997 decreased to 4.1 percent from 4.2 percent of revenues last year. For the first six months of fiscal 1997 versus fiscal 1996, depreciation and amortization expense remained constant at 4.2 percent of revenues. Depreciation expense, the major component within this category, has remained relatively consistent as a percentage of revenues.
                                RESTRUCTURING CHARGES

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    During the three months ended December 31, 1995, a majority of the Board of Directors of SUPERCUTS concluded that it was appropriate to modify SUPERCUTS' strategic growth plans. It was decided that future expansion efforts would focus primarily on expanding with existing franchisees in existing franchise markets. Additionally, because of the significant operating losses and negative cash flow from certain salons, it was decided that salons in certain markets would be closed or sold to franchisees or other third parties. The anticipated date of completion of the restructuring is December 1997.

    The 1996 restructuring charge related to the activities described above totalled approximately $11,965,000 (as adjusted from the $18,925,000 originally reported due to conforming accounting adjustments described previously). This charge was recorded in the quarter ended December 31, 1995. Of the total charge of $11,965,000, $4,384,000 was related to non-cash activity (i.e. primarily the write-off of assets that were purchased before the merger and do not require a cash outlay for disposal).

    In order to revise estimates included in the restructuring charge for legal and professional fees, an additional $858,000 was charged against earnings in the quarter ended June 30, 1996. In the quarter ended
December 31, 1996, an additional $2,909,000 was charged against earnings to revise restructuring charge estimates made in fiscal 1996 and $1,500,000 was charged against earnings associated with identified Regis salon closures. The changes in the estimated 1996 restructuring charge represent changes in accounting estimates associated with litigation matters, legal and professional fees and lease obligations.

                             MERGER AND TRANSACTION COSTS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    Effective October 25, 1996, the Company received shareholder approval for the merger agreement with SUPERCUTS in a stock-for-stock merger transaction. SUPERCUTS is a national operator of approximately 420 company-owned, and franchisor of approximately 740 affordable hair care salons at December 31, 1996. Each SUPERCUTS shareholder received 0.40 shares of the Company's common stock in exchange for each SUPERCUTS common share, or approximately 4,550,000 shares of the Company's common stock on a fully diluted basis. The transaction has been accounted for as a pooling-of-interests.

    As a result of the merger, the Company recorded a merger and transaction charge of $14,322,000, on a pre-tax basis, during the quarter ended December 31, 1996. This charge included $7,717,000 for professional fees including investment banking, legal, accounting and miscellaneous transaction costs, $3,465,000 for severance, and a non-cash charge of $3,140,000 for the write-off of duplicative operating assets.

    The severance accrual of $3,465,000 covers the termination of approximately 105 SUPERCUTS employees who had duplicate positions in corporate office functions. These corporate overhead departments included finance and accounting, human resources, legal, management information systems, purchasing, real estate and marketing. No severance related payments have been made as of December 31, 1996.

    As of December 31, 1996, $4,598,000 (which includes the severance accrual of $3,465,000 and the professional fees accrual of $1,133,000) has been included in accrued expenses in the balance sheet, and $2,968,000 has been netted against the related property and equipment in the balance sheet.

    The SUPERCUTS transaction was accounted for as a pooling-of-interests; therefore, prior financial statements have been restated to reflect this merger. To effect the restatement, significant accounting adjustments were necessary to conform the accounting practices of SUPERCUTS to those of Regis. A detailed description of the nature of these conforming accounting adjustments, as well as unaudited pro forma information for periods ended June 30, 1996, have been included in the registration statement filed by the Company on Form S-4 dated September 24, 1996 with the Securities and Exchange Commission. The conforming accounting adjustments included adjustments to previously reported SUPERCUTS net income (loss) and shareholders' equity due to consolidation of previously unconsolidated investor/franchisee stores, change in goodwill amortization periods and reversal of the capitalization of certain development costs.

    Prior to the merger, SUPERCUTS' fiscal year for financial reporting purposes ended on December 31. No material adjustment to retained earnings was necessary to conform with Regis' year end. In addition, for periods preceding the merger, there were no intercompany transactions which required elimination from the combined consolidated results.

                                OPERATING INCOME/LOSS

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

    Operating income in the second quarter of fiscal 1997 improved to $10,765,000, before special charges of $18,731,000 related to the SUPERCUTS merger described previously as well as continuing restructuring activities of that division and restructuring charges related to Regis. This was an increase of $2,040,000, or 23.4 percent, over the same period the previous year. After these charges, the Company recorded an operating loss of $7,966,000, an increased loss of $4,726,000 from the same quarter last year. Operating income before special charges, as a percent of revenues, was 6.1 percent in the second quarter of fiscal 1997 compared to 5.6 percent in the same period the previous year. As a percent of revenues, the improvement is attributable primarily to SUPERCUTS as its salon maturation and restructuring activities improve operating income.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995:

    Operating income in the first six months of fiscal 1997 improved to $23,125,000 before special charges of $18,731,000 related to the SUPERCUTS merger described previously, as well as continuing restructuring activities of that division and restructuring charges related to Regis. This was an increase of $5,347,000, or 30.1 percent, over the same period the previous year. After these charges, the Company recorded operating income of $4,394,000, a decrease of $1,419,000 from the same quarter last year. Operating income before special charges, as a percent of revenues, was 6.7 percent in the second quarter of fiscal 1997 compared to 6.0 percent in the same period the previous year. As a percent of revenues, the improvement is attributable primarily to SUPERCUTS as its salon maturation and restructuring activities improve operating income.

                                   INTEREST EXPENSE

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    Interest expense for the second quarter of fiscal 1997 was $2,524,000, or
1.4 percent of revenues, compared to $2,484,000, or 1.6 percent of revenues in the same period the previous year. For the first six months of fiscal 1997 interest expense was $4,974,000, or 1.4 percent of revenues, compared to $4,720,000, or 1.6 percent of revenues, in the same period the previous year. The improvement as a percent of revenues is due to sales leveraging as the expense amount remains relatively consistent.

                                  NONRECURRING GAINS

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    During the second quarters of fiscal 1997 and 1996, the Company received $222,000 and $140,000, respectively, of principal payments from Premier Salons. For the respective six month periods ended December 31, 1996 and 1995, the payments received totaled $440,000 and $277,000. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

                                    INCOME TAXES

THREE AND SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE AND SIX MONTHS ENDED DECEMBER 31, 1995:

    The Company's effective tax rate for the three and six month periods ended December 31, 1996 was negatively affected by certain nondeductible merger and transaction costs associated with the SUPERCUTS merger.

    Additionally, as reflected in the Statement of Operations for SUPERCUTS for the quarter ended September 30, 1996, SUPERCUTS recorded as part of its September 30, 1996 income tax provision, a $1,500,000 change in estimate associated with income tax matters related to years prior to 1996. This change in estimate includes tax changes resulting from the completion of an Internal Revenue Service examination in the quarter ended September 30, 1996.
 Accordingly, this change in estimate is included in the financial results for the combined companies of Regis and SUPERCUTS for the six months ended December 31, 1996.

    The Company's effective income tax rate, exclusive of the impact of nondeductible merger and transaction costs and the $1,500,000 change in estimate, for fiscal 1997 is estimated to be approximately 42 percent, consistent with that incurred during fiscal 1996.

                                   NET INCOME/LOSS

THREE MONTHS ENDED DECEMBER 31, 1996, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995:

    Earnings for the second quarter of fiscal 1997 increased to $4,790,000, or $.21 per share, compared to earnings of $3,519,000, or $.16 per share, in the same period the previous year, exclusive of the effect of special charges and nonrecurring income items, net of taxes, in both periods. After these charges, the net loss for the second quarter fiscal 1997 was $8,880,000 or $.38 per share, compared to a net loss for the second quarter of fiscal 1996 of $3,815,000, or $.17 per share.

SIX MONTHS ENDED DECEMBER 31, 1996, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1995:

    Earnings for the first six months of fiscal 1997 increased to $10,701,000, or $.46 per share, compared to earnings of $7,455,000, or $.33 per share, in the same period the previous year, exclusive of the effect of special charges and nonrecurring income items, net of taxes, in both periods. After these charges, the net loss for the second quarter fiscal 1997 was $4,339,000 or $.19 per share, compared to net income for the first six months of fiscal 1996 of $203,000, or $.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities (before capital expenditures and debt principal repayments) in the first six months of fiscal 1997 was $13,157,000, compared to $21,574,000 during the same period the previous year. The decrease between the two periods is primarily due to the merger and transaction costs associated with the SUPERCUTS merger.

    During the first six months of fiscal 1997, the Company had worldwide capital expenditures of $18,595,000, $1,262,000 of which relates to acquisitions. The Company constructed 15 new REGIS HAIRSTYLISTS salons, 4 new SUPERCUTS salons, 16 new MASTERCUTS salons, 35 new TRADE SECRET salons, 7 new WAL-MART salons and 12 new International salons, and completed 20 major remodeling projects. All capital expenditures during the first six months of fiscal 1997 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

    The Company anticipates its worldwide salon development program for fiscal 1997 will include a minimum of 150 new salons, and 60 major remodeling and conversion projects (including the 89 new salons opened and 20 remodeling projects completed during the first six months of fiscal 1997). It is expected that expenditures for these new salons and other projects will be approximately $32,000,000 in fiscal 1997, excluding acquisition activity.

    The Company has a $20,000,000 revolving credit facility which bears interest at the prime rate, and matures in October 1998. The facility also allows for borrowings bearing interest at an adjusted LIBOR rate plus a LIBOR margin up to 1.50 percent. The revolving credit facility requires a quarterly commitment fee of 1/4 percent per annum on the unused portion of the facility. As of December 31, 1996, borrowings of $5,300,000 were outstanding under this credit facility.

    At December 31, 1996, the Company had six outstanding senior term notes: a $24,000,000 note bearing interest at a fixed rate of 11.52 percent which is subject to annual mandatory repayments of $10,000,000 on June 30, 1997 and $14,000,000 on June 30, 1998; a $10,000,000 note, bearing interest at a fixed
6.94 percent, which is due on July 1, 2005; a $5,000,000 note bearing interest at a fixed 7.99 percent which is due on July 1, 2003; a $22,000,000 note bearing interest at a fixed 7.8 percent with annual mandatory repayments of $10,000,000 on July 1, 2004 and $12,000,000 on July 1, 2006; a $10,000,000 note bearing interest at a fixed 7.54 percent with annual mandatory repayments of $3,000,000 on July 1, 1998 and 1999 and $4,000,000 on July 1, 2000; and a $5,000,000 note bearing interest at a fixed 7.16 percent with annual mandatory repayments of $1,000,000 until 2002.

    The senior term notes and the revolving credit facility agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must maintain specified interest coverage and debt-to-equity ratios.

    As previously discussed, on October 25, 1996, the Company completed the merger with SUPERCUTS, which has been accounted for as a pooling-of-interests. In connection with the merger, Regis has borrowed under a $10,000,000, 7.54 percent senior note, described above, to fund transaction costs and other merger related costs, and a $22,000,000, 7.8 percent senior note, also described above, to repay and replace SUPERCUTS' existing revolving credit arrangements under terms and conditions consistent with that of the Company's long-term borrowings from financial institutions.

    In addition, the Company has borrowed under a $5,000,000, 7.16 percent note described above to have funds available to help finance franchisee expansion in the SUPERCUTS division.

    Transactions by the Company's International salons are invoiced and paid in local currency. Accordingly, the Company is subject to risks associated with fluctuations in currency exchange rates.

    Management believes that cash generated from operations and amounts available from additional debt capacity will be sufficient to fund its anticipated salon capital expenditures and required debt repayments for the foreseeable future.

    In September and December 1996, the Company paid a quarterly dividend of $361,000 and $452,000, respectively, or 2 cents per share. In February 1997, the Board of Directors of the Company approved the payment of a 2 cents per share dividend payable to shareholders of record on February 17, 1997.

    On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against SUPERCUTS, INC., ("SUPERCUTS") a wholly owned subsidiary of the Company, and certain SUPERCUTS directors and officers. The initial lawsuit, prior to subsequent amendments, sought payment of $3,000,000, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between SUPERCUTS and DEL. The initial lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of SUPERCUTS' common stock, which were sold by him between February 20 and February 28, 1996, because of SUPERCUTS' refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7,800,000, or a reported average price of $5.20 per share. SUPERCUTS' common stock price range for the month of February 1996, was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. All matters that were heard in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 96C-0822, are currently on appeal in the United States Court of Appeals for the Seventh Circuit.

    In August 1996, Mr. Lipson has also brought legal action against SUPERCUTS in the Circuit Court of Cook County, Illinois alleging that SUPERCUTS has defamed him. Mr. Lipson requests a judgment "in excess of $200,000,000." The court has set a hearing date of June 18, 1997 with respect to this matter.

    Mr. Lipson has also filed suit against SUPERCUTS in the Court of Chancery of the State of Delaware seeking advancement of expenses incurred by him in certain litigation and other proceedings. On December 10, 1996, the Delaware Court ruled that Mr. Lipson is entitled to an advancement of certain expenses incurred by him, but did not establish the amount of the advancement.

    While additional future charges, if any, related to this litigation could have a material adverse impact on the Company's net income in the quarterly period in which they would be recorded, management of the Company believes, based on the advice of counsel, that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against SUPERCUTS, INC., ("SUPERCUTS") a wholly owned subsidiary of the Company, and certain SUPERCUTS directors and officers. The initial lawsuit, prior to subsequent amendments, sought payment of $3,000,000, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between SUPERCUTS and DEL. The initial lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of SUPERCUTS' common stock, which were sold by him between February 20 and February 28, 1996, because of SUPERCUTS' refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7,800,000, or a reported average price of $5.20 per share. SUPERCUTS' common stock price range for the month of February 1996 was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. All matters that were heard in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 96C-0822, are currently on appeal in the United States Court of Appeals for the Seventh Circuit.

    In August 1996, Mr. Lipson has also brought legal action against SUPERCUTS in the Circuit Court of Cook County, Illinois alleging that SUPERCUTS has defamed him. Mr. Lipson requests a judgment "in excess of $200,000,000." The court has set a hearing date of June 18, 1997 with respect to this matter.

    Mr. Lipson has also filed suit against SUPERCUTS in the Court of Chancery of the State of Delaware seeking advancement of expenses incurred by him in certain litigation and other proceedings. On December 10, 1996, the Delaware Court ruled that Mr. Lipson is entitled to an advancement of certain expenses incurred by him, but did not establish the amount of the advancement.

    While additional future charges, if any, related to this litigation could have a material adverse impact on the Company's net income in the quarterly period in which they would be recorded, management of the Company believes, based on the advice of counsel, that such additional charges, if any, will not have a material adverse effect on the consolidated financial position or annual results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

a. On December 23, 1996, the Company's Board of Directors adopted a Shareholder Rights Plan ("Rights Plan"). The Rights Plan provides for the distribution of preferred stock purchase rights ("Rights") as a dividend at the rate of one Right for each share of the Company's common stock held as of the close of business on December 23, 1996. The Rights will expire on December 23, 2006.

    The Rights Plan is intended to protect the interests of the Company's shareholders from abusive or unfair takeover tactics. It is not designed to prevent the acquisition of the Company on terms beneficial to all shareholders.

    If any person other than Curtis Squire, Inc., becomes the beneficial owner of 20 percent or more of the Company's common stock, then each Right not owned by a 20 percent or more stockholder (other than Curtis Squire, Inc.) will entitle its holder to purchase, at the Right's then current exercise price, shares of common stock having a value of twice the Right's exercise price. In addition, if, after any person (other than Curtis Squire, Inc.) has become a 20 percent or more stockholder, the Company is involved in a merger or other business combination with another person in which its common stock is changed or converted, each Right will entitle its holder to purchase shares of common stock of such other person having a value of twice the Right's exercise price.

    The Company will be entitled to redeem the Rights at $.001 per Right at any time prior to the acquisition by a person of beneficial ownership of 20 percent or more of the Company's common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

a. On October 23, 1996, the Company held a special meeting of shareholders. The purpose of the meeting was to approve the issuance by the Company of up to 4,920,590 shares of the Company's common stock in connection with the proposed merger of RGIS Merger Corp., a wholly-owned subsidiary of the Company, into Supercuts, Inc., and the conversion of each outstanding share of SUPERCUTS' common stock into the right to receive 0.40 shares of the Company's common stock pursuant to an agreement and plan of merger dated as of July 14, 1996. At the meeting, 14,441,339 shares of the Company stock was voted in favor of the merger and 208,463 shares voted against the merger.

b. On November 12, 1996, at the annual meeting of the shareholders of the Company, the shareholders approved an increase in the authorized shares of common stock of the Company from 25,000,000 to 50,000,000. 16,086,395 shares were voted in favor of the proposal and no shares were voted against the proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 15    Letter Re:  Unaudited Interim Financial Information.

                                      Exhibit 15

                 LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, North West
Washington, D.C. 20549

                        RE:    Regis Corporation
                             Registrations on Form S-8
                             (File No. 33-44867, No. 33-89882)
                             Registration on Form S-4
                             (File No. 333-12099)
                             Registrations on Form S-3
                             (File No. 33-82094, No. 33-86276,
                             No. 33-89150, No. 33-92244,
                             No. 33-96224 and No. 33-80337)


We are aware that our report dated February 14, 1997, on our reviews of the interim financial information of Regis Corporation as of December 31, 1996 and for the periods ended December 31, 1996 and 1995, and included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1996, is incorporated by reference in these registration statements. Pursuant to Rule 436(c) under the Securities Act of 1933, this report should not be considered a part of the registration statement prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                             /s/ Coopers & Lybrand L.L.P.

                             Coopers & Lybrand L.L.P.

Minneapolis, MN
February 14, 1997

(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended December 31, 1996:

     Form 8-K dated October 23, 1996 related to the merger between the Company and SUPERCUTS, INC.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  REGIS CORPORATION




Date:  February 14, 1997          By: /s/ Frank E. Evangelist
                                     ------------------------------
                                     Frank E. Evangelist
                                     Senior Vice President, Finance
                                     Chief Financial Officer

                                     Signing on behalf of the
                                     registrant and as principal
                                     accounting officer