Form 10-Q
period 1997-03-31
REGIS CORP
filed 1997-05-14
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

              For the quarterly period ended    March 31, 1997
                                             ---------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

     For the transition period from                    to
                                   --------------------  -----------------

                                 --------------------


     For Quarter Ended March 31, 1997      Commission file number   011230
                       --------------                             ----------

                                    Regis Corporation
         -------------------------------------------------------------------

                (Exact name of registrant as specified in its charter)

            Minnesota                                     41-0749934
         --------------------------------------------------------------------
           (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

         7201 Metro Boulevard, Edina, Minnesota                   55439
       -----------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                      (612)947-7777
          -------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 25, 1997:

Common Stock, $.05 par value                           22,601,600
----------------------------                        ----------------
         Class                                      Number of Shares

                                  REGIS CORPORATION

                                        INDEX



PART I.  Financial Information                                          Page No.
         ---------------------                                          -------
         Item 1.   Consolidated Financial Statements:

                   Balance Sheet as of June 30, 1996
                   and March 31, 1997                                        3

                   Statement of Operations for the three
                   months ended March 31, 1996 and 1997                      4

                   Statement of Operations for the nine
                   months ended March 31, 1996 and 1997                      5

                   Statement of Cash Flows for the nine
                   months ended March 31, 1996 and 1997                      6

                   Notes to Consolidated Financial Statements               7-11

                   Review Report of Independent Accountants                 12

         Item 2.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            13-22



Part II. Other Information
         -----------------

         Item 1.   Legal Proceedings                                         23

         Item 2.   Changes in Securities                                     24

         Item 4.   Submission of Matters to a Vote of Security Holders       24

         Item 6.   Exhibits and Reports on Form 8-K                         25-26


         Signature                                                           27

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                            CONSOLIDATED BALANCE SHEET
                        AS OF JUNE 30, 1996 AND MARCH 31, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        JUNE 30, 1996    MARCH 31, 1997
                                                                           (UNAUDITED)
                                                        -------------    --------------
ASSETS
------
Current assets:
    Cash and cash equivalents                              $  7,558             1,466
    Accounts receivable                                      10,640            12,124
    Inventories                                              32,507            41,815
    Deferred income taxes                                     6,687             8,726
    Other current assets                                      9,691             7,261
                                                           --------          --------
         Total current assets                                67,083            71,392

Property and equipment, net                                 126,821           135,962
Goodwill                                                     93,352            98,902
Other assets                                                 16,698            19,163
                                                           --------           -------

         Total assets                                      $303,954          $325,419
                                                           --------          --------
                                                           --------          --------

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
    Long-term debt and capital lease
      obligations, current portion                         $ 19,168         $  20,086
    Accounts payable                                         20,369            21,773
    Accrued expenses                                         40,768            37,292
    Restructuring accruals                                    6,493             8,858
                                                           --------            ------

         Total current liabilities                           86,798            88,009

Long-term debt and capital lease obligations                 83,213           102,922
Other noncurrent liabilities                                  6,308             7,360
Contingencies (Note 7)
Shareholders' equity:
    Capital stock, $.05 par value; authorized,
         50,000,000 shares; issued and outstanding,
         22,537,161 common shares at June 30, 1996 and
         22,601,600 common shares at March 31,1997            1,127             1,130
    Additional paid-in capital                              104,634           105,369
    Retained earnings                                        21,874            20,629
                                                           --------          --------

      Total shareholders' equity                            127,635           127,128
                                                           --------          --------
         Total liabilities and shareholders
         equity                                            $303,954          $325,419
                                                           --------         ---------
                                                           --------         ---------

    See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                  1996              1997
                                                                                  ----              ----
Revenues:
  Company-owned operations:
    Service                                                                    $ 111,477        $  121,995
    Product                                                                       37,880            46,823
                                                                                ---------       -----------

                                                                                 149,357           168,818
Franchise revenues                                                                 6,109             6,670
                                                                               ----------        ----------
                                                                                 155,466           175,488


Operating expenses:
  Cost of sales:
    Service                                                                       66,288            71,727
    Product                                                                       20,286            26,285
  Rent                                                                            21,010            23,804
  Selling, general and administrative                                             31,355            35,728
  Depreciation and amortization                                                    6,477             7,225
  Other                                                                            1,084               946
                                                                                ---------        ----------
                                                                                 146,500           165,715

    Operating income                                                               8,966             9,773

Other income (expense):
  Interest                                                                        (2,465)           (2,506)
  Nonrecurring gains                                                                 209               230
  Other, net                                                                          51                97
                                                                                ---------        ----------

    Income before income tax expense                                               6,761             7,594

Income tax expense                                                                 2,804             3,343
                                                                                ---------        ----------

    Net income                                                                  $  3,957          $  4,251
                                                                                ---------        ----------
                                                                                ---------        ----------

Net income per share                                                            $    .17         $     .18
                                                                                ---------        ----------
                                                                                ---------        ----------

Weighted average common and common equivalent shares outstanding                  22,874            23,092
                                                                                ---------        ----------
                                                                                ---------        ----------


   See accompanying notes to unaudited consolidated financial statements.

                                REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                   (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                  1996                    1997
                                                                                  ----                    ----
Revenues:
  Company-owned operations:
    Service                                                                      $321,524               $ 364,490
    Product                                                                       110,539                 138,066
                                                                                 --------               ----------
                                                                                  432,063                 502,556
Franchise revenues                                                                 19,294                  19,995
                                                                                 --------                 --------
                                                                                  451,357                 522,551


Operating expenses:
  Cost of sales:
    Service                                                                       190,103                 212,551
    Product                                                                        59,514                  76,377
  Rent                                                                             59,125                  70,383
  Selling, general and administrative                                              93,245                 106,438
  Depreciation and amortization                                                    18,448                  21,153
  Merger and transaction costs                                                                             14,322
  Provision for restructuring activities                                           11,965                   4,409
  Other                                                                             4,178                   2,751
                                                                                  -------                 -------
                                                                                  436,578                 508,384


    Operating income                                                               14,779                  14,167

Other income (expense):
  Interest                                                                         (7,185)                 (7,480)
  Nonrecurring gains                                                                  486                     670
  Other, net                                                                          160                     402
                                                                                  -------                  -------

    Income before income tax expense                                                8,240                   7,759

Income tax expense                                                                  4,080                   7,847
                                                                                 --------                 --------

    Net income (loss)                                                            $  4,160                 $   (88)
                                                                                 --------                 -------
                                                                                 --------                 -------

Net income per share                                                             $    .19                 $   .00
                                                                                 --------                 -------
                                                                                 --------                 -------
Weighted average common and common equivalent shares outstanding                   22,647                  23,232
                                                                                  -------                 -------
                                                                                  -------                 -------







     See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1996 AND 1997
                                (DOLLARS IN THOUSANDS)




                                                                           1996                      1997
                                                                         --------                  -------
Cash flows from operating activities:
  Net income (loss)                                                      $  4,160                  $   (88)

  Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
    Depreciation and amortization                                          18,771                   21,398
    Merger and transaction costs                                                                    14,322
    Provision for restructuring                                            11,965                    4,409
    Deferred income taxes                                                  (5,149)                  (4,131)
    Changes in assets and liabilities, exclusive
       of investing and financing activities                                 (353)                 (22,050)
    Other                                                                    (816)                     563
                                                                          --------                 --------
       Net cash provided by operating activities                           28,578                   14,423
                                                                         ---------                ---------

Cash flows from investing activities:
  Capital expenditures                                                    (25,054)                 (28,852)
  Purchases of salon assets, net of cash acquired and
    certain obligations assumed                                           (14,921)                  (8,822)
                                                                         ---------                ---------
       Net cash used in investing activities                              (39,975)                 (37,674)
                                                                         ---------                ---------

Cash flows from financing activities:
  Borrowings on line of credit                                            103,195                  138,846
  Payments on line of credit                                             (103,275)                (150,500)
  Proceeds from issuance of long-term debt                                 23,216                   37,000
  Repayment of long-term debt and capital lease obligations                (3,908)                  (7,661)
  Dividends paid                                                             (871)                  (1,265)
  Proceeds from issuance of common stock                                    4,552                      738
                                                                         ---------                ---------
       Net cash provided by financing activities                           22,909                   17,158
                                                                         ---------                ---------

Effect of exchange rate changes on cash                                      (147)                       1
                                                                         ---------                ---------

Increase (decrease) in cash and cash equivalents                           11,365                   (6,092)

Cash and cash equivalents:
  Beginning of period                                                       3,182                    7,558
                                                                         ---------                ---------

  End of period                                                          $ 14,547                 $  1,466
                                                                         ---------                ---------
                                                                         ---------                ---------

Changes in assets and liabilities, exclusive of
  investing and financing activities:
    Accounts receivable                                                  $  1,959                $  (1,157)
    Inventories                                                            (1,141)                  (7,909)
    Other current assets                                                   (2,632)                     164
    Accounts payable                                                          715                      854
    Accrued expenses                                                        1,373                  (11,958)
    Restructuring accruals                                                   (627)                  (2,044)
                                                                         ---------               ----------
                                                                         $   (353)               $ (22,050)
                                                                         ---------               ----------
                                                                         ---------               ----------



     See accompanying notes to unaudited consolidated financial statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.  Basis of Presentation of Interim Consolidated Financial Statements:
    The unaudited consolidated statements of operations for the three and nine months ended March 31, 1996 and 1997, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Notes 3, 4 and 5 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

    The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are incorporated by reference in Regis Corporation's Annual Report on Form 10-K for the year ended June 30, 1996 and Supercuts, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995. Coopers & Lybrand L.L.P., the Company's independent accountants, has performed limited reviews of the financial data included herein. Their report on such reviews accompanies this filing.

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

    USE OF ESTIMATES. The significant areas which require the use of management's estimates relate to accruals for restructuring activity, principally the portion associated with litigation, and store closures.

    In February 1997, Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share (EPS) was issued by the Financial Accounting Standards Board. This standard, which the Company must adopt effective with its second quarter of fiscal 1998, requires dual presentation of basic and diluted EPS on the face of the statement of operations. Net income per share currently presented by the Company is comparable to the diluted EPS required under SFAS No. 128. Basic EPS for the Company would be calculated based on only common shares outstanding without considering the dilutive effects of common stock equivalents.

2.  Nonrecurring Gains:

    During the third quarters of fiscal 1997 and 1996, the Company received $230,000 and $209,000, respectively, of principal payments from Premier Salons. For the nine month periods ended March 31, 1997 and 1996, the payments received totaled $670,000 and $486,000, respectively. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

3.  Mergers and Acquisitions:

    SUPERCUTS, INC.

    Effective October 25, 1996, the Company received shareholder approval for the merger agreement with SUPERCUTS in a stock-for-stock merger transaction. SUPERCUTS was the national operator of approximately 420 company-owned, and franchisor of approximately 750 affordable hair care salons at the acquisition date. Each SUPERCUTS shareholder received 0.40 shares of the Company's common stock in exchange for each SUPERCUTS common share, or approximately 4,550,000 shares of the Company's common stock on a fully diluted basis. The transaction has been accounted for as a pooling-of-interests.

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

    The severance accrual of $3,465,000 covers the termination of approximately 105 SUPERCUTS employees who had duplicate positions in corporate office functions. These corporate overhead departments included finance and accounting, human resources, legal, management information systems, purchasing, real estate and marketing. Severance-related payments made through March 31, 1997 totalled $303,000.

    As of March 31, 1997, remaining merger and transaction liabilities of $3,182,000 have been included in accrued expenses in the balance sheet.

    The SUPERCUTS transaction was accounted for as a pooling-of-interests; therefore, prior financial statements have been restated to reflect this merger. To effect the restatement, significant accounting adjustments were necessary to conform the accounting practices of SUPERCUTS to those of Regis. A detailed description of the nature of these conforming accounting adjustments, as well as unaudited pro forma information for periods ended June 30, 1996, have been included in the Notes to the Company's consolidated financial statements for the year ended June 30, 1996, which are included in Exhibit A to the Company's May 14, 1997 report on Form 8-K filed with the Securities and Exchange Commission. The conforming accounting adjustments included adjustments to previously reported SUPERCUTS net income (loss) and shareholders' equity due to consolidation of previously unconsolidated investor/franchisee stores, change in goodwill amortization periods and reversal of the capitalization of certain development costs.

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


                                (Dollars in thousands, except per share amounts)
                                  Three months ended        Nine months ended
                                   March 31, 1996            March 31, 1996
                                  ---------------           ---------------
Revenues                               $165,379                 $498,469
Income before income tax expense          6,509                    8,019
Net income                                3,723                    3,936
Net income per share                   $    .16                 $    .17

These pro forma results may not be indicative of results that actually would have occurred had the acquisitions taken place at the beginning of the periods presented or of results which may occur in the future.

4.  Restructuring:
    -------------
    During the three months ended December 31, 1995, a majority of the Board of Directors of SUPERCUTS concluded that it was appropriate to modify SUPERCUTS' strategic growth plans. It was decided that future expansion efforts would focus primarily on expanding with existing franchisees in existing franchise markets. Additionally, because of the significant operating losses and negative cash flow from certain salons, it was decided that salons in certain markets would be closed or sold to franchisees or other third parties. The anticipated date of completion of the restructuring is December 1997.

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

5.  Income Taxes:

    The Company's effective tax rate for the nine-month period ended March 31, 1997 was negatively affected by certain nondeductible merger and transaction costs associated with the SUPERCUTS merger.

    Additionally, as reflected in the Statement of Operations for SUPERCUTS for the quarter ended September 30, 1996, SUPERCUTS recorded as part of its September 30, 1996 income tax provision, a $1,500,000 change in estimate associated with income tax matters related to years prior to 1996. This change in estimate includes tax changes resulting from the completion of an Internal Revenue Service examination in the quarter ended September 30, 1996. Accordingly, this change in estimate is included in the financial results for the combined companies of REGIS and SUPERCUTS for the nine months ended March 31, 1997.

    The Company's effective income tax rate, exclusive of the impact of nondeductible merger and transaction costs and the $1,500,000 change in estimate, for fiscal 1997 is estimated to be approximately 42 percent, consistent with that incurred for fiscal 1996.

6.  Financing Arrangements:

    As previously discussed, on October 25, 1996, the Company completed the merger with SUPERCUTS, INC., which has been accounted for as a pooling-of-interests. In connection with the merger, Regis has borrowed under a $10,000,000, 7.54 percent senior note, to fund transaction costs and other merger related costs, and a $22,000,000, 7.8 percent senior note, to repay and replace SUPERCUTS' existing revolving credit arrangements under terms and conditions consistent with those of the Company's long-term borrowings from financial institutions described in its 1996 Annual Report.


    In December 1996, the Company borrowed $5,000,000 under a 7.16 percent senior term note, and in April 1997, the Company borrowed $8,000,000 under an 8.18 percent senior term note. Proceeds associated with these two borrowings, although utilized to pay down borrowings under the Company's existing revolving credit facility, are intended to make available up to $5,000,000 of funds to contribute to the financing of franchisee expansion in the Supercuts division and to refinance $8,000,000 of the principal payment due on the 11.52 percent senior term notes in June 1997.


    On March 19, 1997, the Company increased its revolving credit facility to $25,000,000 from $20,000,000 under the same terms and conditions previously established.

    The senior term notes and the revolving credit facility agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must maintain specified interest coverage and debt-to-equity ratios.

    INTEREST RATE HEDGING

    In March 1997, the Company entered into a treasury lock agreement for the purpose of establishing the effective interest rate on debt expected to be refinanced in June 1998. The contract was entered into to reduce the risk to the Company of future interest rate fluctuations. The contract has a notional amount of $14,000,000 and is tied to the US Government Ten-Year Treasury Notes rate. At the settlement date in June 1998, the gain or loss on the contract will be recognized. The deferred unrealized gain related to this contract was not material at March 31, 1997. The Company does not enter into financial instruments for trading or speculative purposes.

7.  Contingencies:

      See "Item 1.  Legal Proceedings" under Part II of this Form 10-Q.

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

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 1997, and the related consolidated statements of operations for the three and nine months ended March 31, 1996 and 1997, and the consolidated statements of cash flows for the nine months ended March 31, 1996 and 1997. These financial statements are the responsibility of the Company's management.

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

     We have audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not fully presented herein); and in our report dated May 9, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.




                         /s/ Coopers & Lybrand L.L.P.

                          COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
May 9, 1997

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       SUMMARY

    Regis Corporation, based in Minneapolis, is the largest owner, operator and franchisor of hair and retail product salons in the world. The Regis worldwide operations include 3,253 hairstyling salons at March 31, 1997 operating in six divisions: REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS, TRADE SECRET, WAL-MART and INTERNATIONAL. Worldwide operations include 2,444 company-owned salons, 751 franchised SUPERCUTS salons and 58 other franchised salons operating primarily in the TRADE SECRET division. The Company has more than 25,000 employees worldwide.

    During the third quarter of fiscal 1997, the Company's consolidated revenues increased 12.9 percent to $175,488,000. Operating income grew to $9,773,000. Exclusive of nonrecurring gains, earnings per share in the third quarter of fiscal 1997 increased to $.18 per share, compared to $.17 per share in the same period the prior year.

    During the first nine months of fiscal 1997, the Company's consolidated revenues increased 15.8 percent to a record $522,551,000. Operating income grew
23.0 percent to $32,898,000 before special charges of $18,731,000 related to the SUPERCUTS' merger, restructuring activities of that division and restructuring charges related to Regis. Exclusive of nonrecurring gains and special charges, earnings per share increased 28.0 percent in the first nine months of fiscal 1997 to $.64 per share, compared to $.50 per share in the same period the prior year.

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

                                WORLDWIDE OPERATIONS

                                                                   FOR THE PERIODS ENDED MARCH 31,
                                                                   -------------------------------
                                                                  THREE MONTHS           NINE MONTHS
                                                                  ------------           -----------
                                                               1996          1997      1996      1997
                                                               ----          ----      ----      ----
Company-owned service revenues (1)                             74.6%         72.3%     74.4%     72.5%
Company-owned product revenues (1)                             25.4          27.7      25.6      27.5
Franchise revenues                                              3.9           3.8       4.3       3.8

Company-owned operations:
    Profit margins on service (2)                              40.5          41.2      40.9      41.7
    Profit margins on product (3)                              46.4          43.9      46.2      44.7
    Rent (1)                                                   14.1          14.1      13.7      14.0
    Depreciation and amortization                               4.2           4.1       4.1       4.0

Selling, general and administrative                            20.2          20.4      20.7      20.4

Operating income                                                5.8           5.6       3.3       2.7
Income before income tax expense                                4.3           4.3       1.8       1.5
Net income                                                      2.5           2.4       0.9       0.0

Operating income, excluding special charges                     5.8           5.6       5.9       6.3
Earnings, excluding special charges and
    nonrecurring gains                                          2.5           2.3       2.5       2.8

(1)  Computed as a percentage of company-owned revenue.
(2)  Computed as a percentage of service revenue.
(3)  Computed as a percentage of product revenue.

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,1996:

    REVENUES. Revenues for the third quarter of fiscal 1997 grew to $175,488,000, representing an increase of $20,022,000, or 12.9 percent, over the same period in fiscal 1996. Approximately 65 percent of the increase is attributable to salon acquisitions, with the remaining increase due to net salon openings and to increases in customers served and product sales. REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS, TRADE SECRET and WAL-MART salons in the United States and Canada (Domestic salons) accounted for $17,937,000 of the total revenue increase. The remainder of the revenue increase of $2,085,000 was related to the Company's salon operations in the United Kingdom, South Africa, Switzerland, Mexico, Ireland and France (International salons).

    For the third quarter of fiscal 1997, revenues from REGIS HAIRSTYLISTS were $68,350,000, an increase of 2.4 percent, and revenues from SUPERCUTS were $28,544,000, a decrease of 2.5 percent, which reflects same-store sales growth offset by restructuring activities that decreased the number of company-owned
salons.   The decrease in company-owned salons is, as planned, the result of selling certain salons to franchisees and closing others. Revenues from MASTERCUTS were $23,529,000, an increase of 12.0 percent, TRADE SECRET company-owned revenues were $23,564,000, an increase of 43.5 percent, revenues from WAL-MART salons, a division acquired in June 1996, were $7,618,000, and International salon revenues were $23,094,000, an increase of 9.9 percent.

    During the third quarter of fiscal 1997, same-store sales from Domestic company-owned salons open more than twelve months increased 3.6 percent, compared to a 4.9 percent same-store sales increase during the same period the previous year. Same-store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, increased 3.2 percent during the quarter. Same-store sales increases achieved during the third quarter of fiscal 1997 are primarily due to an increase in the number of customers served. The Company utilizes an audiovisual-based training system in its salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

    System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased 11.7 percent from $210,000,000 to $235,000,000 for the three months ended March 31, 1996, and 1997, respectively. This increase in system-wide sales is the result of the total number of stores in the system increasing over the past twelve months as well as same-store sales increases. System-wide comparable store sales for the third quarter of 1997 increased 2.9 percent.

    SERVICE REVENUES. Service revenues in the third quarter of fiscal 1997 were $121,995,000, an increase of $10,518,000 or 9.4 percent, over the same period in fiscal 1996. This increase was primarily due to acquisitions, net salon openings and same-store sales growth.

    PRODUCT REVENUES. Product revenues in the third quarter of fiscal 1997 were $46,823,000, an increase of $8,943,000, or 23.6 percent, over the same period in fiscal 1996. The TRADE SECRET retail product salon operations contributed $6,003,000 of this overall increase, reflecting salon acquisitions occurring subsequent to the third quarter of fiscal 1996 and net salon openings. Product revenues for the Company's REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS and WAL-MART salons increased $2,351,000 and represented 18.6 percent of their third quarter fiscal 1997 revenue mix, compared to 18.2 percent in the same period of fiscal 1996. This increase in product revenue mix reflects the impact of the WAL-MART salons acquisition, which have a higher percentage of product revenue, increased customer awareness, further acceptance of national brand salon merchandise, and sales training of Company employees. The balance of the product revenues increase relates to International salons.

NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO NINE MONTHS ENDED MARCH 31, 1996:

    REVENUES. Revenues for the first nine months of fiscal 1997 grew to a record $522,551,000, representing an increase of $71,194,000, or 15.8 percent, over the same period in fiscal 1996. Approximately 70 percent of the increase is attributable to salon acquisitions, with the remaining increase due to net salon openings and to increases in customers served and product sales. Domestic salons accounted for $54,578,000 of the total revenue increase. The remainder of the revenue increase of $16,616,000 was related to the Company's International salon operations and was largely influenced by the Company's salon acquisitions in fiscal 1996 in the United Kingdom.

    For the first nine months of fiscal 1997, revenues from REGIS HAIRSTYLISTS were $204,675,000, an increase of 2.5 percent, revenues from SUPERCUTS were $87,640,000, an increase of 0.9 percent which reflects same-store sales growth offset by restructuring activities that decreased the number of company-owned salons. The decrease in company-owned salons is, as planned, the result of selling certain salons to franchisees and closing others, revenues from MASTERCUTS were $70,112,000, an increase of 13.3 percent, TRADE SECRET company-owned revenues were $66,382,000, an increase of 40.3 percent, revenues from WAL-MART salons were $22,592,000, and International salon revenues were $68,429,000, an increase of 32.1 percent, principally due to acquisitions in fiscal 1996.

    During the first nine months of fiscal 1997, same-store sales from Domestic company-owned salons open more than twelve months increased 2.9 percent, compared to a 4.0 percent same-store sales increase during the same period the previous year. Same-store sales for the United Kingdom salons (U.K. salons), the primary component of International salons, increased 2.9 percent during the nine months ended March 31, 1997. Same-store sales increases achieved during the first nine months of fiscal 1997 are primarily due to an increase in the number of customers served.

    System-wide sales, inclusive of non-consolidated sales from franchisee salons, increased 13.0 percent from $619,000,000 to $700,000,000 for the nine months ended March 31, 1996, and 1997, respectively. This increase in system-wide sales is the result of the total number of stores in the system increasing over the past twelve months as well as same-store sales increases. System-wide comparable store sales for the first nine months of 1997 increased
2.4 percent.

    SERVICE REVENUES. Service revenues in the first nine months of fiscal 1997 were $364,490,000, an increase of $42,966,000 or 13.4 percent, over the same period in fiscal 1996. This increase was primarily due to acquisitions, net salon openings and same-store sales growth.

    PRODUCT REVENUES. Product revenues in the first nine months of fiscal 1997 were $138,066,000, an increase of $27,527,000, or 24.9 percent, over the same period in fiscal 1996. The TRADE SECRET retail product salon operations represented $15,681,000 of this overall increase, reflecting salon acquisitions occurring subsequent to the third quarter of fiscal 1996 and net salon openings. Product revenues for the Company's REGIS HAIRSTYLISTS, SUPERCUTS, MASTERCUTS and WAL-MART salons increased $8,567,000 and represented 18.9 percent of their first nine month fiscal 1997 revenue mix, compared to 18.3 percent in the same period of fiscal 1996. This increase in product revenues mix reflects the impact of the WAL-MART salons acquisition, which have a higher percentage of product revenues, increased customer awareness, further acceptance of national brand salon merchandise, and sales training of Company employees. The balance of the product revenue increase relates to International salons, largely caused by salon acquisitions in fiscal 1996.

                                    COST OF SALES

THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31,1996:

    Cost of service and product sales in the third quarter of fiscal 1997 was $98,012,000, compared to $86,574,000, in the same period the previous year. The resulting combined gross margin percentage for the third quarter of fiscal 1997 was fairly consistent at 41.9 percent of sales, compared to 42.0 percent of sales in the same period the previous year. As further discussed below, this slight deterioration in the current quarter's gross margin was due to a decrease in product margins.

    Service margins improved 70 basis points to 41.2 percent in the third quarter of fiscal 1997, compared to 40.5 percent in the same period the previous year. The improvement was due to the continued sales maturation of SUPERCUTS and the planned closures of under-performing stores. This was partially offset by slight declines at REGIS due to slower same-store sales growth and wage increases at MASTERCUTS, a result of upward pressure on hourly wages caused by the federal minimum wage increase.

    Retail product margins declined to 43.9 percent in the third quarter of fiscal 1997, compared to 46.4 percent in the same period the previous year. The decline in product margins was primarily caused by three factors. First, Trade Secret sells less higher-margin, private label merchandise than other divisions. As this product sales mix continues to grow, the overall product margins are reduced. Next, payroll as a percentage of sales has increased in Trade Secret. This is due to a large number of new salons with fixed payroll cost matched against a maturing sales base. Lastly, one additional item that affected product margins this period was discounting. The Company responded to a disappointing Christmas season by discounting retail products in January. This bolstered the same-store sales growth, but it also reduced margins.

NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO NINE MONTHS ENDED MARCH 31, 1996:

    Cost of service and product sales in the first nine months of fiscal 1997 was $288,928,000, compared to $249,617,000, in the same period the previous year. The resulting combined gross margin percentage for the third quarter of fiscal 1997 improved to 42.5 percent of sales compared to 42.2 percent of sales in the same period the previous year. As further discussed below, this improvement in gross margin was primarily due to improved service margins partially offset by slight declines in REGIS HAIRSTYLISTS and TRADE SECRET product margins.

    Service margins improved 80 basis points to 41.7 percent in the first nine months of fiscal 1997, compared to 40.9 percent in the same period the previous year. This increase in margin was primarily due to the continued sales maturation of SUPERCUTS and the planned closures of under-performing stores. This was partially offset by slight declines at REGIS due to slower same-store sales growth and wage increases at MASTERCUTS, a result of upward pressure on hourly wages caused by the federal minimum wage increase.

    Retail product margins declined to 44.7 percent in the first nine months of fiscal 1997, compared to 46.2 percent in the same period the previous year. The decline in product margins was primarily due to the items previously noted for the three months ended March 1997.

                                     RENT EXPENSE

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    Rent expense in the third quarter of fiscal 1997 was $23,804,000, or 14.1 percent of revenues, compared to $21,010,000, or 14.1 percent of revenues, in the same period the previous year.

    Rent expense for the first nine months of fiscal 1997 was $70,383,000, or
14.0 percent of sales compared to $59,125,000, or 13.7 percent of sales, for 1996. The primary reason for the increase as a percentage of sales in the nine month period is due to fiscal 1996 department store salon acquisitions in the U.K. When compared to Domestic salon operations, the U.K. salon operations have higher rent expenses, offset by lower selling and administrative expenses, because certain costs are absorbed by department stores and passed on as rent.

                     SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    Selling, general and administrative (SG&A) expense in the third quarter of fiscal 1997 was $35,728,000, or 20.4 percent of revenues, compared to $31,355,000, or 20.2 percent of revenues, in the same period the previous year. Such expenses include costs directly related to salon operations (such as advertising, promotion, insurance, telephone and utilities), field supervision costs (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). The slight increase as a percent of sales was due to certain fixed expenses increasing, such as warehouse costs and expenses to combine the UK administrative functions.

    SG&A expense in the first nine months of fiscal 1997 was $106,438,000, or
20.4 percent of revenues, compared to $93,245,000, or 20.7 percent of revenues, in the same period the previous year. As previously discussed under rent expense, the fiscal 1996 U.K. department store salon acquisitions had a favorable effect on SG&A expense as a percent of revenues for the nine month period. The balance of the improvement was due to continued sales leveraging of fixed and semi-fixed costs, offset to a lesser extent by the slight increase as a percent of sales due to certain fixed expenses increasing, such as warehouse costs and expenses to combine the UK administrative functions.

                            DEPRECIATION AND AMORTIZATION

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    For the third quarters of fiscal 1997 versus 1996, depreciation and amortization expense improved to 4.1 percent of revenues from 4.2, respectively. Depreciation and amortization expense for the first nine months of fiscal 1997 improved to 4.0 percent from 4.1 percent of revenues during the same period last year. Depreciation expense, the major component within this category, has remained relatively consistent as a percentage of revenues.

                                RESTRUCTURING CHARGES

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    See Note 4 to the unaudited consolidated financial statements.

                             MERGER AND TRANSACTION COSTS

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    See Note 3 to the unaudited consolidated financial statements.

                                   OPERATING INCOME

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDE MARCH 31, 1996:

    Operating income in the third quarter of fiscal 1997 improved to $9,773,000. This was an increase of $807,000, or 9.0 percent, over the same period the previous year. Operating income as a percent of revenues, was 5.6 percent in the third quarter of fiscal 1997 compared to 5.8 percent in the same period the previous year. As a percent of revenues, the decline is attributable primarily to lower product margins.

    Operating income in the first nine months of fiscal 1997 improved to $32,898,000 before special charges of $18,731,000 related to the SUPERCUTS merger, as well as continuing restructuring activities of that division and restructuring charges related to Regis, described previously. This was an increase of $6,154,000, or 23.0 percent, over the same period the previous year. Operating income before special charges, as a percent of revenues, was 6.3 percent in the first nine months of fiscal 1997 compared to 5.9 percent in the same period the previous year. As a percent of revenues, the improvement is attributable primarily to SUPERCUTS' salon maturation and the planned closures of under-performing SUPERCUTS salons.

                                   INTEREST EXPENSE

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    Interest expense for the third quarter of fiscal 1997 was $2,506,000, or
1.4 percent of revenues, compared to $2,465,000, or 1.6 percent of revenues in the same period the previous year. For the first nine months of fiscal 1997 interest expense was $7,480,000, or 1.4 percent of revenues, compared to $7,185,000, or 1.6 percent of revenues, in the same period the previous year. The improvement as a percent of revenues is due to sales leveraging as the expense amount remains relatively consistent.

                                  NONRECURRING GAINS

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    See Note 2 to the unaudited consolidated financial statements.

                                    INCOME TAXES

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    See Note 5 to the unaudited consolidated financial statements.

                                   NET INCOME/LOSS

THREE AND NINE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE AND NINE MONTHS ENDED MARCH 31, 1996:

    Earnings for the third quarter of fiscal 1997 increased to $4,113,000, or $.18 per share, compared to earnings of $3,832,000, or $.17 per share, in the same period the previous year, exclusive of the effect of nonrecurring income items in both periods. Inclusive of nonrecurring income, net income for the third quarter fiscal 1997 was $4,251,000 or $.18 per share, compared to a net income for the third quarter of fiscal 1996 of $3,957,000, or $.17 per share.

    Earnings for the first nine months of fiscal 1997 increased to $14,814,000, or $.64 per share, compared to earnings of $11,287,000, or $.50 per share, in the same period the previous year, exclusive of the effect of special charges and nonrecurring income items in both periods. Inclusive of these charges, a net loss of $88,000 was reported for the first nine months of fiscal 1997, compared to net income for the first nine months of fiscal 1996 of $4,160,000, or $.19 per share.

LIQUIDITY AND CAPITAL RESOURCES

    Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities (before capital expenditures and debt principal repayments) in the first nine months of fiscal 1997 was $14,423,000, compared to $28,578,000 during the same period the previous year. The decrease between the two periods is primarily due to the merger and transaction costs associated with the SUPERCUTS merger.

    During the first nine months of fiscal 1997, the Company had worldwide capital expenditures of $30,824,000, $1,972,000 of which relates to acquisitions. The Company constructed 22 new REGIS HAIRSTYLISTS salons, 8 new SUPERCUTS salons, 24 new MASTERCUTS salons,

43 new TRADE SECRET salons, 14 new WAL-MART salons and 20 new International salons, and completed 37 major remodeling projects. All capital expenditures during the first nine months of fiscal 1997 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

    The Company anticipates its worldwide salon development program for fiscal 1997 will include a minimum of 170 new salons, and 60 major remodeling and conversion projects (including the 131 new salons opened and 37 remodeling projects completed during the first nine months of fiscal 1997). It is expected that expenditures for these new salons and other projects will be approximately $36,000,000 in fiscal 1997, excluding acquisition activity.

FINANCING ARRANGEMENTS

    See Note 6 to the unaudited consolidated financial statements.

DIVIDENDS

    In September, December and March of fiscal 1997, the Company paid quarterly dividends of $361,000, $452,000 and $452,000, respectively, or 2 cents per share. In May 1997, the Board of Directors of the Company approved the payment of a 2 cents per share dividend payable to shareholders of record on May 19, 1997.

OTHER

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

CONTINGENCIES

    See "Item 1. Legal Proceedings" under Part II of this Form 10-Q.

                   PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    On March 13, 1996, Mr. David E. Lipson and DEL Holding Corporation ("DEL"), a Nevada corporation, which the Company believes is wholly owned by Mr. Lipson, brought legal action against SUPERCUTS, INC., ("SUPERCUTS") a wholly owned subsidiary of the Company, and certain SUPERCUTS directors and officers. The initial lawsuit, prior to subsequent amendments, sought payment of $3,000,000, allegedly due to DEL pursuant to a Consulting Agreement dated as of August 22, 1995, between SUPERCUTS and DEL. The initial lawsuit also sought unspecified damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell 1,508,220 shares of SUPERCUTS' common stock, which were sold by him between February 20 and February 28, 1996, because of SUPERCUTS' refusal to remove restrictive legends from certificates representing such stock. According to his lawsuit, Mr. Lipson sold the number of shares noted for an aggregate of $7,800,000 or a reported average price of $5.20 per share. SUPERCUTS' common stock price range for the month of February 1996, was a high of 7-3/8, a low of 5-1/8 and a close of 5-1/8. Certain matters relating to this case that were heard in the United States District Court for the Northern District of Illinois, Eastern Division, Case No. 96C-0822, are currently on appeal in the United States Court of Appeals for the Seventh Circuit.

    In August 1996, Mr. Lipson also brought legal action against SUPERCUTS in the Circuit Court of Cook County, Illinois alleging that SUPERCUTS has defamed him. Mr. Lipson requests a judgment "in excess of $200,000,000." Supercuts has denied these allegations.

    Mr. Lipson has also filed suit against SUPERCUTS in the Court of Chancery of the State of Delaware seeking advancement of expenses incurred by him in certain litigation and other proceedings. On December 10, 1996, the Delaware Court ruled that Mr. Lipson is entitled to an advancement of certain expenses incurred by him, but did not establish the amount of the advancement. The amount to be advanced is under negotiation.

    On April 17, 1997, the Securities and Exchange Commission charged Mr. Lipson with unlawful insider trading in Supercuts stock during 1995, alleging that he avoided a loss of approximately $621,000 through such trading. Mr. Lipson has stated that he intends to contest the charges.

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

    The Company will be entitled to redeem the Rights at $.001 per Right at any time prior to the acquisition by a person with beneficial ownership of 20 percent or more of the Company's common stock.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:


Exhibit 15    Letter Re:  Unaudited Interim Financial Information.

(b)  Reports on Form 8-K:

    There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  REGIS CORPORATION




Date:  May 14, 1997                By: /s/ Frank E. Evangelist
                                  ---------------------------------
                                     Frank E. Evangelist
                                     Senior Vice President, Finance
                                     Chief Financial Officer

                                     Signing on behalf of the
                                     registrant and as principal
                                     accounting officer