Form 10-K
period 1997-06-30
REGIS CORP
filed 1997-09-24
CIK 716643

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997

                                          OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                             ------------------    -----------------

Commission file number   0-11230
                     -----------

                                  Regis Corporation
                             ---------------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                                  41-0749934
--------------------------------                             -------------------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

7201 Metro Boulevard, Edina, Minnesota                                     55439
-----------------------------------------                    -------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (612) 947-7777
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered

     None                                          None
-------------------                    -----------------------------------------

             Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value $.05 per share
            -------------------------------------------------------------
                                   (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $23.91 per share as of September 15, 1997, as quoted on the NASDAQ), was $395,025,216.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 15, 1997, was 23,338,425.

                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement dated September 16, 1997 and Annual Report to Shareholders for the year ended June 30, 1997, are incorporated by reference into Parts I, II and III.

                                        PART I
ITEM 1.   BUSINESS
BACKGROUND

Regis Corporation (the Company), based in Minneapolis, is the largest owner, operator and franchisor of hair and retail product salons in the world. The Regis worldwide operations include 3,293 hairstyling salons at June 30, 1997 operating in six divisions: Regis Hairstylists, Supercuts, MasterCuts, Trade Secret, Wal-Mart and International. Worldwide operations include 2,484 company-owned salons, 757 franchised Supercuts salons and 52 other franchised salons operating primarily in the Trade Secret division. The Company has more than 25,000 employees worldwide (excluding franchisee operations).

INDUSTRY OVERVIEW

Management estimates that annual revenues of the haircare industry were $40 billion in the United States and $80 billion worldwide. The industry is highly fragmented with the vast majority of haircare salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional haircare services such as coloring.

BUSINESS STRATEGY

The Company's goal is to provide high quality haircare services and products to customers in different market groups through physically attractive salons in high traffic shopping mall locations. The key elements of the Company's strategy to achieve these goals are the following:

CONSISTENT, QUALITY SERVICE. The Company is committed to meeting its customer's haircare needs by providing competitively priced services and products in convenient locations with professional and knowledgeable hairstylists. The Company's operations and marketing emphasize high-quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. The major services supplied by the Company's salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company's salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends.

During fiscal 1997, the Company and its franchisees provided services to more than 70 million customers worldwide.

MALL-BASED LOCATIONS. As the largest national mall-based operator in the hair salon industry, the Company has the ability to obtain desirable locations in high-profile, regional malls anchored by major department stores. Mall owners and developers typically seek retailers such as Regis due to the Company's financial strength, successful salon operations and status as a national mall tenant. The Company's locations, which are aesthetically appealing and designed to attract customers from mall shoppers, provide a steady source of new business.

STRIP-MALL-BASED LOCATIONS. The merger with Supercuts on October 25, 1996, positions the Company in the rapidly growing strip shopping center segment of the retail haircare market in the United States (see below). Supercuts salons are conveniently located in strip shopping centers with adequate traffic, appropriate trade area demographics, good visibility within the center or from adjoining streets, effective signage, easy access and adequate parking. Supercuts seeks to locate its salons in so-called "power strips", anchored by the number one or two grocery chain in the specific market or alternatively, a major mass merchant.

MULTIPLE SALON CONCEPTS. Regis operates primarily six salon concepts; Regis Hairstylists, Supercuts, MasterCuts, Trade Secret, International and Wal-Mart. Regis' various salon concepts in the United States address the major segments of the salon market. The Company's regional mall salon concepts provide the Company with the ability to have multiple locations in a single mall and the flexibility to convert concepts if mall demographics or customer preferences shift.

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

The Company also operates salons outside of the mall concepts, as mentioned previously. Supercuts primarily targets the male population with affordable hair care salons in strip centers. Salons located in Wal-Mart stores and supercenters offer promotionally priced, family-oriented hair care. The International salons are located in department stores, hotels and stand-alone locations and are primarily focused on the moderate-to-upscale market.

EXPANSION. The Company has grown through increased revenues from existing salons, constructing additional salons, and mergers and acquisitions. During the five year period ended June 30, 1997, the Company has added 2,094 net units (including franchised salons) to its worldwide salon base from new salon construction and merger and acquisitions. During this same period of time, the Company added new operating divisions, Trade Secret and Wal-Mart, merged with Supercuts (see below), and expanded its Regis Hairstylists, MasterCuts and International salon divisions. In addition to continuing its salon acquisition strategy, the Company expects to construct about 200 new company-owned salons and complete approximately 60 major remodeling and conversion projects during fiscal 1998.

Effective October 25, 1996, the Company received shareholder approval for the merger agreement with Supercuts in a stock-for-stock merger transaction. Supercuts was the national operator of approximately 420 company-owned, and franchisor of approximately 750 affordable hair care salons at the acquisition date. Each Supercuts shareholder received 0.40 shares of the Company's common stock in exchange for each Supercuts common share or approximately 4,500,000 shares of the Company's common stock. The transaction has been accounted for as a pooling-of-interests.

The Company intends to continue to focus future growth of the Supercuts division in strip shopping centers across the United States, as it adds additional company-owned Supercuts salons, and assists current and new franchisees in their expansion and market development. The Company believes the growth opportunities in the strip shopping center segment of the retail haircare market in the United States are vast, and will complement the Company's continuing growth of other divisions. The Company does not intend to refocus other divisions, now located in enclosed shopping malls throughout the United States, into the strip shopping center segment of the retail haircare market, nor does it intend to refocus Supercuts into the enclosed shopping mall segment of the retail haircare market in the United States. Other than Puerto Rico, Supercuts has no international operations. The Company may elect to grow the Supercuts division through international expansion, but any such plans have not been finalized.

HIGH QUALITY HAIRCARE PRODUCTS. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized haircare products such as Joico-Registered Trademark-, KMS-Registered Trademark-, Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Nexxus-Registered Trademark-, Redken-Registered Trademark- and Sebastian-Registered Trademark-and a complete line of products sold under the Regis label, which is the Company's best selling product line. The salon branded products are typically sold only through professional salons and generate higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell haircare products as well as services such as color treatments and manicures to their customers. Sales of haircare products increased nearly 25.5 percent in fiscal 1997 to $188 million and represented
27.3  percent of total revenue.

CONTROL OVER SALON OPERATIONS. Regis controls the quality of operations and enjoys certain economies of scale in terms of certain central and store level expenses. Quality control is particularly important in those salon divisions where a greater portion of sales are derived from hairstyling services. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure that hairstylists are knowledgeable and provide consistent quality haircare services.

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

REGIS HAIRSTYLISTS

Regis Hairstylists are full-service salons providing complete haircare and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Hairstylists salons is approximately 70 percent women and 30 percent men. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as haircare products. The average sale at Regis Hairstylists salons is approximately $20. Regis Hairstylists salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high-quality services. At June 30, 1997, the Company operated 811 Regis Hairstylists salons in shopping malls in North America. Revenues from the Regis Hairstylists salons were $275 million, or
38.6 percent of the Company's total revenues, in fiscal 1997. The Company expects to construct about 40 new Regis Hairstylists salons in fiscal 1998.

SUPERCUTS

The Supercuts concept is to provide consistent high quality haircare services to its customers at convenient times and locations and at a reasonable price.
 The services offered by Supercuts stores are limited and standardized. The stores are designed for ease of operation and the demand for basic haircare is believed to be recession resistant and non-seasonal. The Supercuts concept appeals to men, women and children, although male customers account for over 70 percent of total haircuts. Consumer research indicates that males get their hair cut slightly more often (8-9 times annually) than females (7-8 times annually) and their haircuts generally take less time. Supercuts targets a male audience. At June 30, 1997, the Company operated 1,176 Supercuts salons in strip centers in North America, including 757 franchised locations. Revenues and income from company-owned Supercuts salons and franchising activity was $96 million and $23 million, respectively, or 16.6 percent of the Company's total revenues in fiscal 1997. The Company expects to construct about 12 new company-owned and add about 55 franchised Supercuts stores in fiscal 1998.

MASTERCUTS FAMILY HAIRCUTTERS

MasterCuts Family Haircutters salons were introduced in 1985 to serve a broader customer base than Regis Hairstylists and to respond to competitive pressures for lower cost haircare services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Hairstylists salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Hairstylists salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $10. The MasterCuts salons place more emphasis on discount or promotional pricing for the services being offered to compete more effectively with the chains of salons, primarily franchises, now offering such services at discount prices. In certain markets, the Company has been able to improve a salon's performance by converting it to a MasterCuts salon. At June 30, 1997, the Company operated 362 MasterCuts salons in North America. Revenues from MasterCuts salons accounted for $95 million, or 13.3 percent of the Company's total revenues, in fiscal 1997. During fiscal 1998, the Company plans to construct approximately 50 new MasterCuts salons.

TRADE SECRET

Trade Secret salons emphasize haircare and beauty product sales in a retail setting while providing high-quality haircare services. Trade Secret salons are designed to display and attract sales of haircare and beauty products. Trade Secret salons offer the same products as the Regis Hairstylists and MasterCuts salons, but also have additional haircare items. The average sale at Trade Secret salons is approximately $15. At June 30, 1997, the number of Trade Secret salons totaled 340 in North America, including 38 franchised locations. Revenues and income from company-owned Trade Secret salons and franchising activity during fiscal 1997 was $91 million and $4 million, respectively, or 13.3 percent of the Company's total revenues. The Company anticipates constructing approximately 30 new Trade Secret salons in fiscal 1998.

WAL-MART SALONS

The Company expanded into the mass merchant retail arena in May 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair cutting, and product revenues contribute solidly to overall revenues. The Company operated 181 Wal-Mart salons at June 30, 1997. Revenue form Wal-Mart salons totaled $30 million, or 4.2 percent of the Company's total revenue. The Company anticipates constructing about 50 new salons in Wal-Mart supercenters in fiscal 1998.

INTERNATIONAL SALON OPERATIONS

The Company operated 423 hair care salons in eight countries outside of the United States at June 30, 1997, including 352 salons in the United Kingdom. Canadian salons operate under the Regis Hairstylists, MasterCuts and Trade Secret tradenames, while salons in the remaining seven countries primarily operate in department stores under license arrangements. Revenues from the International salon operations were $99 million, or 13.9 percent of the Company's total revenues, in fiscal 1997. The Company expects to continue to modestly increase its International salon base in fiscal 1998.

NEW SALON DEVELOPMENT

The table on the following page sets forth the number of Company salons opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.



SALON LOCATION SUMMARY                   1993        1994      1995       1996      1997
                                         ----        ----      ----       ----      ----
REGIS
 Open at beginning of period              815         802       801        787       797

 Salons constructed                        34          24        17         31        28
 Acquired                                               6         9          9        18
 Less:  Relocations                        13          11        11         11        10
                                          ---         ---       ---        ---       ---
 Net salon openings                        21          19        15         29        36

 Conversions                              (13)         (3)      (10)       (4)        (4)
 Salons closed or sold                    (21)        (17)      (19)      (15)       (18)
                                          ---         ---       ---        ---       ---

 Open at end of period                    802         801       787       797        811
                                          ---         ---       ---        ---       ---
                                          ---         ---       ---        ---       ---

SUPERCUTS
Company-Owned:
 Open at beginning of period               48         185       326        464       507
 Salons constructed                        62          87       107         44         4
 Acquired                                  27                    16          1
                                          ---         ---       ---        ---       ---

 Net salon openings                       137         272       449        509       511
 Conversions (1)                           48          59        21          9       (61)
 Salon closed or sold                      -           (5)       (6)       (11)      (31)
                                          ---         ---       ---        ---       ---

 Open at end of period                    185         326       464        507       419
                                          ---         ---       ---        ---       ---
                                          ---         ---       ---        ---       ---

Franchised Salons:
 Open at beginning of period              649         646       617        629       661
 Salons added                              51          35        41         41        37
 Acquired                                                                    3
                                          ---         ---       ---        ---       ---

 Net salon openings                       700         681       658        673       698
 Conversions (1)                          (48)        (59)      (21)        (9)       61
 Salon closed or sold                      (6)         (5)       (8)        (3)       (2)
                                          ---         ---       ---        ---       ---

 Open at end of period                    646         617       629        661       757
                                          ---         ---       ---        ---       ---
                                          ---         ---       ---        ---       ---

MASTERCUTS
 Open at beginning of period             185          229       257       283        327
 Salons constructed                       34           25        21        33         36
 Acquired                                               3         1        12          2
 Less:  Relocations                        1            3         2         3          3
                                         ---          ---       ---       ---        ---
 Net salon openings                       33           25        20        42         35
 Conversions                              13            3        10         3          3
 Salon closed or sold                     (2)                    (4)       (1)        (3)
                                         ---          ---       ---       ---        ---

 Open at end of period                   229          257       283       327        362
                                         ---          ---       ---       ---        ---
                                         ---          ---       ---       ---        ---






                                   1993      1994      1995      1996     1997
                                   ----      ----      ----      ----     ----
TRADE SECRET
Company-Owned:
    Open at beginning of period                55       106       152      219
    Salons constructed                         22        28        40       56
    Acquired                         54        30        19        11       11
    Less:  Relocations                1         2         1         4        4
                                   ----      ----      ----      ----      ---
    Net salon openings               55        50        46        47       63

    Conversions (1)                             1         2        20       24
    Salon closed or sold                                 (2)                (4)
                                   ----      ----      ----      ----     ----

    Open at end of period            55       106       152       219      302
                                   ----      ----      ----      ----     ----
                                   ----      ----      ----      ----     ----
Franchised Salons:
    Open at beginning of period               -0-        64        68       55
    Salons added                                1         7         8        6
    Acquired                                   64
    Less:  Relocations                                              1
                                   ----      ----      ----      ----     ----
    Net salon openings                         65         7         7        6

    Conversions (1)                            (1)       (2)      (19)     (23)
    Salon closed or sold                                 (1)       (1)
                                   ----      ----      ----      ----     ----

    Open at end of period             0        64        68        55       38
                                   ----      ----      ----      ----     ----
                                   ----      ----      ----      ----     ----

WAL-MART
    Open at beginning of period                                   -0-      157
    Salons constructed                                              3       24
    Acquired                                                      154
                                                                 ----    -----
    Net salon openings                                            157       24

    Open at end of period                                         157      181
                                                                 ----     ----
                                                                 ----     ----


INTERNATIONAL (2)
Open at beginning of period         199       225       251       244      408
    Salons constructed               18         6         9         9       26
    Acquired                         21        27         2       178        3
    Less:  Relocations                4                             1
                                   ----      ----      ----      ----     ----
    Net salon openings               35        33        11       186       29

    Salons closed or sold            (9)       (7)      (18)      (22)     (14)
                                   ----      ----      ----      ----     ----

    Open at end of period           225       251       244       408      423
                                   ----      ----      ----      ----     ----
                                   ----      ----      ----      ----     ----
Grand total, system-wide          2,142     2,422     2,627     3,131    3,293
                                   ----      ----      ----      ----     ----
                                   ----      ----      ----      ----     ----
Major remodelings & conversions      38        35        46        65       72
                                   ----      ----      ----      ----     ----
                                   ----      ----      ----      ----     ----





(1)  Represents primarily the acquisition of franchise locations.
(2) Canadian salons are included in the Regis, MasterCuts and Trade Secret sections and not included in the International salon totals.

Of the 174 new company-owned salons constructed in fiscal 1997, 28 were Regis Hairstylists salons, 4 were Supercuts, 36 were MasterCuts, 56 were Trade Secret, 24 were Wal-Mart and 26 were International salons. The Company intends to construct approximately 200 new company-owned salons during fiscal year 1998 and expects that about 40 of these will be Regis Hairstylists salons, about 12 will be Supercuts (in addition to about 55 new franchised locations), about 50 will be MasterCuts, about 30 will be Trade Secret, about 50 will be Wal-Mart salons and there will be a modest increase in International salons. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals.

HAIRCARE PRODUCTS

In recent years, the Company has placed emphasis on the sales of higher-margin haircare products, with the result that such revenues have become an increasingly important part of the Company's business, having grown from 5.4 percent of total revenues in fiscal 1987 to 27.3 percent in fiscal 1997. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988 and the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The haircare products offered are primarily shampoos, hair conditioners, fixatives and hair sprays. Regis private label products, as well as lines of salon branded products, are sold only through licensed beauty salons, including Joico-Registered Trademark-, KMS-Registered Trademark-, Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Nexxus-Registered Trademark-, Redken-Registered Trademark- and Sebastian-Registered Trademark-. The Regis line continues to be the Company's best selling product line. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

The Company is the largest shopping mall tenant which operates haircare salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. In the United States, there are approximately 1,800 enclosed malls which meet the Company's performance criteria with several new shopping malls developed each year. At June 30, 1997, the Company's 1,513 United States and Canadian mall-based salons were located in approximately 1,011 shopping malls. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis Hairstylists, MasterCuts and Trade Secret salons, of which the Company has penetrated less than fifty percent.

The Company generally locates its Regis, MasterCuts and Trade Secret salons in fully enclosed, climate-controlled shopping malls classified as "regional" having 400,000 or more square feet of leasable area and at least two full-line department store anchor tenants. The Company's experience has been that selecting the proper mall and obtaining a favorable, high-traffic location within the mall are important determinants of the success of a new salon. For existing malls, the Company evaluates the current sales per square foot of tenants, the stature and strength of the anchor tenants and the other tenants, the location and traffic patterns within the mall, and the proximity of competitors. In addition, the Company may conduct site surveys and physical observations to assess the location and competitive environment.

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

In evaluating specific locations for Supercuts Company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allows customers adequate parking and quick and easy store access. The Company believes strip shopping centers anchored by the number one or two grocery chain in the specific market, or a major mass merchant, provide a profitable customer flow. Supercuts' customers are destination shoppers and, as a result, Supercuts is not dependent upon expensive regional shopping mall locations. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, visibility, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

SUPERCUTS FRANCHISING PROGRAM

GENERAL

The Company provides its Supercuts franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business. The Company employs field staff personnel to assist franchisees in all aspects of operations, training and supervision.

STANDARDS OF OPERATIONS

All Supercuts franchisees are required to conform to Company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company's field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with Supercuts standards. In addition, to further ensure such conformity, the Company enters into the lease for the store site directly with the landlord, and subsequently subleases the site to the franchisee. The sublease provides the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 6 of "Notes to the consolidated Financial Statements" for further information.

FRANCHISE SALES

Franchisee expansion is now being encouraged and will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees who open more than one salon receive a reduction in franchise fees.

FRANCHISEE TRAINING

The Company provides new Supercuts franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis.
The mechanisms include mail, "800" number information lines and E-mail. In addition, the Company provides store managers and stylists with extensive training. For a further description of the Company's education and training programs, see "Education and Training" below.

FRANCHISE TERMS

Supercuts franchisees currently pay a monthly royalty to the Company of 10 percent of a store's service revenues and 4 percent of a store's product revenues. In addition, franchisees pay an advertising fee of 5 percent of service revenues, which is held in a separate account and administered by the Company. In calendar 1996, franchisees contributed approximately $10 million to the advertising fund. All royalties and advertising fees are due monthly. For franchise locations opened between the period July 1, 1996 and June 30, 1997 franchisees may choose either (i) a sliding scale service royalty fee, based on monthly revenues combined with the standard 4% product royalty fee or (ii) a combined service and product royalty fee of 6 percent. For franchise locations opened on or after July 1, 1997 the royalty fee is 6 percent of combined service and product revenues.

Beginning July 1, 1996, franchise fees for existing franchisees are $10,000 per salon. Franchise fees for a franchisee's initial location are $22,500. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital. New franchisees also must pay an initial fee of $5,000 for franchisee training.

The existing franchise agreements have an initial term of 10 years with the option by the franchisee to renew for one additional ten-year period. Upon renewal, franchisees pay a renewal fee of 4 percent of the franchisee's total store revenues for the prior 12 months. During fiscal 1997, all agreements eligible for renewal were renewed. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

The term of the new franchise agreement, which existing franchises may convert to, runs without limitation provided the right to possession of the location does not expire or is not terminated and further provided the franchise agreement is not terminated. The new franchise agreement does not provide for a renewal fee but rather requires a $30,000 investment (in 1997 dollars) every ten years.

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

The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its divisions targeting certain customer types and positioning each concept in the marketplace. Print, radio and television and billboard advertising are developed and supervised at the Company's headquarters, but most advertising is done in the immediate area of the particular salon. The Company has conducted institutional advertising and public relations on a national basis through such magazines as SEVENTEEN, PEOPLE and VOGUE. In addition, the Company conducts seasonal sales promotions in the winter (Christmas merchandising) and late summer (back-to-school).

Supercuts maintains an Advertising Fund (the "Fund") that provides comprehensive advertising and sales promotion support for the Supercuts system. All Supercuts stores, Company-owned and franchised, contribute 5 percent of service revenues to the Fund, 80 percent of which is allocated to the contributing market for media placement and local marketing activities and 20 percent of which is allocated for national advertising campaigns and system-wide activities. Each new franchised salon opened by a new franchisee or by an existing franchisee in a new market, contributes $5,000 for grand opening expenses. Additionally, salons may contribute supplemental funds to pay for advertising costs above their total market contributions. The Company's marketing department develops and administers (at no additional cost to the franchisees or the Fund) system-wide advertising and promotion. Market research suggests that customers have a high loyalty to their haircare providers such as Supercuts. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty. In calendar 1996, $14.3 million was paid into the Fund, by both franchised and Company-owned Supercuts stores.

Supercuts conducts regular, system-wide promotional programs for markets and an initial grand opening program for new stores. Each includes broadcast, print, direct mail and public relations campaigns.

The Company's salons also support charitable events. In the annual "Clip for the Cure," many Regis salons worldwide offer haircuts for $10 and all proceeds are donated to the Company's Foundation for Breast Cancer Research which donates money to organizations researching a cure for breast cancer. The Company has reached nearly $2.0 million in fundraising for breast cancer charities.

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

Supercuts provides extensive initial and ongoing training to stylists through its system of field educators. Every stylist must attend a training course at one of the Supercuts designated training centers at which they are taught the Supercuts' haircutting technique and customer service principles. Stylists must be recertified every 6 to 9 months.

STAFF RECRUITING AND RETENTION

Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. The Company's supervisory team seeks to recruit entrepreneurial salon managers who display initiative and imagination. The Company has been successful in recruiting capable managers and stylists for a number of reasons. To employ and retain qualified and productive employees, the Company utilizes a broad compensation system including cash incentives, merchandise awards, Company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations in quality malls, as well as name-recognition from Supercuts, and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

The size of the Company's salons ranges from 500 to 2,300 square feet, with the typical salon having about 1,100 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, averages in the range of approximately $80,000 to $145,000, with about 80 percent of the total construction cost for leasehold improvements and the balance for salon fixtures, equipment, and inventory.

The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new salons.
The Company has developed considerable expertise in designing upscale, visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company's salons are airy in appearance with open store fronts and have few, if any, partitions. Haircare products offered for sale are prominently and attractively displayed in the salons. Each of the Company's salon concepts has a different design related to the image to be projected. Regis Hairstylists salons are more upscale in design and utilize marble floors, mirrors and contrasting black and white colors. Supercuts salons are functional in design and tastefully furnished, consistent with its image of a quality provider of affordable haircutting services. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Hairstylists salons, and also have open and easily accessible product displays. Wal-Mart salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and tastefully furnished to complement the Wal-Mart retail environment.

OPERATIONS

Company-owned and franchised salons located in the United States, Puerto Rico, Canada, and Mexico are operated and managed as part of the Company's North American operations. All other salons, located in department stores in the United Kingdom, South Africa, Switzerland, Ireland, France and the United Arab Emirates are operated and managed through the Company's United Kingdom subsidiary.

For each salon division, the Company's operations are divided into geographic regions throughout the United States. Each region is headed by one of the Company's salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon.

Over the years the Company has developed uniform procedures for opening new salons in such a manner as to maximize revenues from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high-quality, profitable salon.

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

Significant entry barriers exist for new chains due to the need to establish brand identification, systems and infrastructure, recruitment of experienced haircare management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable haircare category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of difference versus the competition.

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

TRADEMARKS

The Company holds numerous trademarks, both in the United States and in several foreign countries. The most important are the trademarks "Regis Hairstylists," "Supercuts," "MasterCuts" and "Trade Secret."

The Company believes the use of these trademarks is important in establishing and maintaining its reputation as a national operator of high-quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use.

EMPLOYEES

As of June 30, 1997, the Company had approximately 25,000 full- and part-time employees worldwide, of which approximately 21,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

The Company is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its cosmetology business., including health and safety. As a franchisor, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the "FTC Rule") and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.

The Company believes it is operating in substantial compliance with applicable laws and regulations governing operations.

ITEM 1a.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included on pages 3 and 4 of the Registrant's Proxy Statement dated September 16, 1997, and is incorporated herein by reference.


          Information relating to Executive Officers of the Company follows:

       Name              Age                         Position
-------------------      ---   -----------------------------------------------

Myron Kunin              68    Chairman of the Board of Directors

Paul D. Finkelstein      55    President, Chief Executive Officer and Director

Christopher A. Fox       47    Executive Vice President and Director

Frank E. Evangelist      60    Senior Vice President, Finance, Secretary and
                               Director

William E. Halfacre      56    Senior Vice President, Retail and Purchasing

Bruce Johnson            44    Senior Vice President, Design and Construction

Mark Kartarik            41    Senior Vice President, Operations

Gordon Nelson            46    Senior Vice President, Fashion and Education

Anthony W.E. Rammelt     60    Senior Vice President, International

Bert M. Gross            67    Senior Vice President, General Counsel

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

William E. Halfacre has served as Senior Vice President, Retail and Purchasing of the Company since 1993, and as Vice President from 1990 to 1993.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997, and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President, Operations of the Company since 1994, and as Vice President from 1989 to 1994. He was elected COO of Supercuts, Inc. in 1997.

Gordon Nelson has served as Senior Vice President, Fashion and Education of the Company since 1994, and as Vice President from 1989 to 1994.

Anthony W. E. Rammelt has served as Senior Vice President, International of the Company since 1994, and as Vice President from 1993 to 1994.

Bert M. Gross was elected Senior Vice President, General Counsel in 1997, and acted as outside legal counsel to the Company from 1957 to 1997.

ITEM 2.   PROPERTIES

The Company's corporate executive and administrative offices are headquartered in a 100,000 square foot building in Edina, Minnesota owned by the Company.

The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventory. The Company is in the process of constructing a new distribution center in Chattanooga, Tennessee scheduled to be completed during fiscal 1998. The Company believes that these spaces will be adequate for inventory storage needs for the near future.

The Company operates all of its salon locations under leases or licenses. All of its North American locations opened in regional malls during the past five years are operating under leases with an original term of at least ten years. Salons operating within Wal-Mart stores and supercenters have leases with original terms of at least five years. Salons in the U.K. operations which are located in department stores operate under license agreements with the host department stores.

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately 5 years, are expected to be renewed on expiration. Future minimum lease payments for the next 5 years, which are reimbursable from the franchisees, are approximately $15,000,000 annually. All additional lease costs are passed through to the franchisees.

None of the Company's salon leases is individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 of "Notes to the Consolidated Financial Statements".

ITEM 3.   LEGAL PROCEEDINGS

During fiscal 1997, the Company resolved the litigation brought by David E. Lipson and DEL Holding Corporation (DEL), a corporation controlled by Mr. Lipson, against the Company's wholly-owned Supercuts subsidiary. Mr. Lipson and DEL had brought legal action against Supercuts and certain Supercuts directors and officers seeking damages allegedly due to Mr. Lipson and DEL pursuant to a consulting agreement between DEL and Supercuts, further damages allegedly sustained by Mr. Lipson as a result of a delay in his ability to sell certain shares of Supercuts common stock, and for alleged defamation. Mr. Lipson had also brought legal action in the Delaware Chancery Court to require Supercuts to indemnify him for expenses incurred by him in connection with an SEC investigation into his trading of Supercuts stock in March and April of 1995. The Delaware Court had ruled that Mr. Lipson was entitled to an advance of certain expenses incurred by him, but did not establish the amount of the advancement. The Company paid Mr. Lipson and DEL $6.7 million in complete settlement of all claims of Mr. Lipson, DEL or any other entity controlled by Mr. Lipson.

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

                                       PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

      Data relating to Market Stock Data Information and dividends as set forth in the sections included on Page 36 of the Registrant's 1997 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

      As of June 30, 1997, Regis shares were owned by approximately 12,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

ITEM 6.   SELECTED FINANCIAL DATA

      Five-Year Summary of Selected Financial Data which is included on page 16 of the Registrant's 1997 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 17 to 21 of the Registrant's 1997 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Report of Independent Accountants on page 35, the Consolidated Financial Statements on pages 22 to 35 and the Quarterly Financial Data on page 36 of the Registrant's 1997 Annual Report to
      Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      See Part I for information regarding Directors and Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

      Executive compensation included on pages 6 through 8 of the Registrant's Proxy Statement dated September 16, 1997 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Security Ownership of Certain Beneficial owners and Management on page 13 of the Registrant's Proxy Statement dated September 16, 1997 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Information regarding certain relationships and related transactions is included on page 12 of the Registrant's Proxy Statement dated September 16, 1997 and is incorporated herein by reference.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) (1). The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 22 to 35 of the Registrant's 1997 Annual Report to Shareholders, are incorporated by reference in Item 8:

             Report of Independent Accountants
             Consolidated Balance Sheet as of June 30, 1997 and 1996 Consolidated Statement of Operations
                for the years ended June 30, 1997, 1996 and 1995
             Consolidated Statements of Changes in Shareholders' Equity
                for the years ended June 30, 1997, 1996 and 1995
             Consolidated Statement of Cash Flows
                for the years ended June 30, 1997, 1996 and 1995
             Notes to Consolidated Financial Statements

        (2). The financial statement schedule required to be filed by Item 8 of this form is as follows:

                  Report of Independent Accountants on Financial Statement
                       Schedule
                  Schedule II -- Valuation and Qualifying Accounts
                       as of June 30, 1997, 1996 and 1995

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

4(a) Three-for-two stock split. (Incorporated by reference to Exhibit A to May 2, 1996, Form 8-K.)

4(b) Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company's report on Form 8-A12G dated February 4, 1997)

10(a) Employment and Deferred Compensation Agreement, Dated August 30, 1995, between the Company and Paul D. Finkelstein.

10(b) Form of Employment and Deferred Compensation Agreement between the
      Company and six executive officers.

10(c) Northwestern Mutual Life Insurance Company Policy Number 10327324, dated
      June 1, 1987, face amount $400,000 owned by the registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the registrant and the insured's designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(d) Schedule of omitted split-dollar insurance policies.  (Filed as Exhibit
      10(h) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e) Note Agreement dated as of June 21, 1991 between the registrant and The
      Prudential Insurance Company of America (Incorporated by reference to
      Exhibit 10(o) as part of the Company's Report on 10-K dated September 26, 1991 for the year ended June 30, 1991).

10(f) Employee Stock Ownership Plan and Trust Agreement dated as of May 15,
      1992 between the registrant and Myron Kunin and Paul D. Finkelstein, Trustees (Incorporated by reference to Exhibit 10(q) as part of the Company's Report on 10-K dated September 27, 1993 for the year ended June 30, 1993).

10(g) Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the registrant and Myron Kunin, Trustee (Incorporated by reference to Exhibit 10(r) as part of the Company's Report on 10-K dated September 27, 1993 for the year ended June 30, 1993).

10(h) Revolving Credit Agreement as of June 21, 1994 between the registrant and
      LaSalle National Bank and Bank Hapoalim.  (Incorporated by reference to
      Exhibit 10(r) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(i) Employee Profit Sharing Plan and Trust agreement, amended June 22, 1994 between the registrant and Myron Kunin, Trustee. (Incorporated by reference to Exhibit 10(t) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(j) Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's report on 10-K dated September 28, 1994 for the year ended June 30, 1994.)

10(k) Modification to Revolving Credit Agreement in 10(h) dated July 20, 1995.
      (Incorporated by reference to Exhibit 10(n) part of the Company's report on 10-K dated September 27, 1995 for the year ended June 30, 1995.)

10(l) Modification of Note Agreement in 10(e) dated July 21, 1995.
      (Incorporated by reference to Exhibit 10(g) part of the Company's report on 10-K dated September 27, 1995 for the year ended June 30, 1995.)

10(m) Private Shelf Agreement dated as of July 25, 1995 between the registrant and the Prudential Insurance Company of America.

10(n) Agreements for Sale and Purchase dated as of December 29, 1995, between the Company and Steiner Salons Limited and Steiner Hairdressing Limited. (Incorporated by reference to Exhibit 10(r) of the Company's report on 10-Q dated February 13, 1996, for the quarter ended December 31, 1995.)

10(o) Series A Senior Note drawn from Private Shelf Agreement dated as of
      February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company's report on 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(p) Modification to Revolving Credit agreement in 10(k) dated March 19, 1996.
      (Incorporated by reference to Exhibit 10(t) of the Company's report on 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(q) Asset purchase agreement between the Company and National Hair Care
      Centers LLC. (Incorporated by reference to Exhibit B to May 9, 1996, Form 8-K.)

10(r) Series B Senior Note drawn from Private Shelf Agreement dated as of June
      10, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company's report on 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(s) Modification to Revolving Credit agreement in 10(p) dated July 9, 1996.
      (Incorporated by reference to Exhibit 10(w) of the Company's report on 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(t) Agreement and plan of merger between the Company and Supercuts, Inc.
      (Incorporated by reference to Exhibit 2.1 to July 15, 1996, Form 8-K.)

10(u) Series C Senior Note drawn from Private Shelf Agreement dated as of
      October 28, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company's report on 10-Q dated November 5, 1996, for the quarter ended September 30, 1996.)

10(v) Term Note A Agreement between the registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company's report on 10-Q dated November 5, 1996, for the quarter ended September 30, 1996)

10(w) Series D Senior Note drawn from Private Shelf Agreement dated as of December 13, 1996, between the registrant and the Prudential Insurance Company of America.

10(x)  Modification to  Revolving Credit agreement in 10(s) dated March 19,
       1997.

10(y) Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the registrant and the Prudential Insurance Company of America.

10(z) Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin.

10(aa) Term Note B Agreement between the registrant and LaSalle National Bank dated July 11, 1997.

10(bb) Modification of Private Shelf Agreement in 10(m) dated July 11, 1997.

10(cc) Series F Senior Note drawn from Private Shelf Agreement dated as of
       July 28, 1997, between the registrant and the Prudential Insurance Company of America.

11     Computation of earnings per share.

13     Select pages of the 1997 Annual Report to Shareholders.

23     Consent of Independent Accountants.

27     Financial Data Schedule

(b)    REPORTS ON FORM 8-K.

       The following reports on Form 8-K were filed during and subsequent to the last quarter of the period covered by this report:

         Form 8-K dated May 14, 1997 related to the restatement of the Registrant's Form 10-K Annual Report for the year ended June 30, 1996 and the restatement of the Registrants Form 10-Q for the quarter ended September 30, 1996, restated to reflect the merger with Supercuts, Inc. that occurred on October 25, 1996. The merger was accounted for as a pooling-of-interests.

         Form 8-K/A dated May 15, 1997 amending Form 8-K dated May 14, 1997.

         Form 8-K/A, Amendment No. 2, dated May 19, 1997 amending Form 8-K dated May 14, 1997.

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

DATE:  September 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Myron Kunin
   -------------------------------------
Myron Kunin, Chairman of the
Board of Directors

 /s/ Paul D. Finkelstein
   -------------------------------------
Paul D. Finkelstein, Director

 /s/ Frank E. Evangelist
   -------------------------------------
Frank E. Evangelist, Director

 /s/ Christopher A. Fox
   -------------------------------------
Christopher A. Fox, Director

 /s/ David Kunin
   -------------------------------------
David Kunin, Director

 /s/ Rolf F. Bjelland
   -------------------------------------
Rolf F. Bjelland, Director

 /s/ Van Zandt Hawn
   -------------------------------------
Van Zandt Hawn, Director

 /s/ Susan Hoyt
   -------------------------------------
Susan Hoyt, Director

 /s/ Tom Gregory
   -------------------------------------
Tom Gregory, Director

                         REPORT OF INDEPENDENT ACCOUNTANTS ON
                             FINANCIAL STATEMENT SCHEDULE



To the Shareholders and Directors of
Regis Corporation:

      Our report on the consolidated financial statements of Regis Corporation has been incorporated by reference in this Form 10-K from page 35 of the 1997 Annual Report to Shareholders of Regis Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

      In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                        COOPERS & LYBRAND L.L.P.



Minneapolis, Minnesota
August 22, 1997

                                  REGIS CORPORATION
                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          as of June 30, 1997, 1996 and 1995
                                (dollars in thousands)




      Column A                                            Column B               Column C                Column D       Column E
      --------                                            --------      ----------------------------     ----------     ----------
                                                          Balance at      Charged to                                    Balance at
                                                          beginning       costs and    Charged to                         end of
Description                                               of period        expenses    Other Accounts    Deductions       period
-----------                                               ---------       ---------    --------------    ----------     ---------

JUNE 30, 1997:
Valuation Account, Receivable from MEI Salons              $3,800                                        $901(1)         $2,899
Valuation Account, Receivable from GEMM, Inc.                $500                                                          $500
Valuation Account, Allowance for doubtful accounts           $344           $236                            $380           $200

JUNE 30, 1996:
Valuation Account, Receivable from GEMM, Inc.              $4,500                                        $700(1)         $3,800
Valuation Account, GEMM, Inc. Preferred Stock                $500                                                          $500
Valuation Account, Allowance for doubtful accounts            $73           $360                             $89           $344

JUNE 30, 1995:
Valuation Account, Receivable from GEMM, Inc.              $2,850      $1,650(2)                                         $4,500
Valuation Account, GEMM, Inc. Preferred Stock                 -0-         $500                                             $500
Valuation Account, Allowance for doubtful accounts           $159          $33                             $119             $73



Notes:
------
(1) Payments received on previously written off balance.
(2) Charge associated with advance to GEMM, Inc.