Form 10-Q
period 1997-09-30
REGIS CORP
filed 1997-11-06
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended  September 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from_____________     to_________

      For Quarter Ended September 30, 1997      Commission file number   011230


                                  Regis Corporation
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Minnesota                                 41-0749934
-------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

    7201 Metro Boulevard, Edina, Minnesota                   55439
-------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                    (612)947-7777
             ------------------------------------------------------------

                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X     No
                                           ----       ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1997:

Common Stock, $.05 par value                          23,342,225
----------------------------                      -----------------
         Class                                    Number of Shares

                                  REGIS CORPORATION

                                        INDEX


PART I.   FINANCIAL INFORMATION                                       Page No.
                                                                      --------
          Item 1. Consolidated Financial Statements:

                  Balance Sheet as of September 30, 1997
                  and June 30, 1997                                         3

                  Statement of Operations for the three
                  months ended September 30, 1997 and 1996                  4

                  Statement of Cash Flows for the three
                  months ended September 30, 1997 and 1996                  5

                  Notes to Consolidated Financial Statements                6

                  Review Report of Independent Accountants                  7

          Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          8-14


Part II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders      15

          Item 6. Exhibits and Reports on Form 8-K                      16-17

          Signature                                                        18

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                      AS OF SEPTEMBER 30, 1997 AND JUNE 30, 1997
                     (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                         (UNAUDITED)
                                     SEPTEMBER 30, 1997       JUNE 30, 1997
                                     ------------------      --------------
ASSETS
Current assets:
  Cash                                        $   4,282           $   8,935
  Accounts receivable, net                       10,297              12,388
  Inventories                                    45,003              42,596
  Deferred income taxes                           6,209               6,335
  Other current assets                            4,869               6,819
                                              ---------           ---------

        Total current assets                     70,660              77,073


Property and equipment, net                     143,527             139,573

Goodwill                                         98,354              99,818

Other assets                                     14,568              15,071
                                              ---------           ---------

          Total assets                        $ 327,109           $ 331,535
                                              ---------           ---------
                                              ---------           ---------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion             $  32,310           $  30,722
  Accounts payable                               20,348              24,111
  Accrued expenses                               35,890              37,291
                                              ---------           ---------

        Total current liabilities                88,548              92,124


Long-term debt                                   76,354              82,740
Other noncurrent liabilities                      7,505               7,557

Shareholders' equity:
  Common stock, $.05 par value;
    issued and outstanding, 23,341,425 and
    23,317,924 shares at September 30, 1997
    and June 30, 1997, respectively               1,167               1,166
  Additional paid-in capital                    120,891             120,483
  Retained earnings                              32,644              27,465
                                              ---------           ---------

        Total shareholders' equity              154,702             149,114
                                              ---------           ---------

           Total liabilities and
             shareholders' equity              $327,109            $331,535
                                              ---------           ---------
                                              ---------           ---------

        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  1997           1996
                                                  ----           ----
Revenues:
  Company-owned salons:
    Service                                   $ 130,078      $ 121,540
    Product                                      51,864         42,381
                                              ---------      ---------

  Franchise income                              181,942        163,921
                                                  6,739          6,684
                                              ---------      ---------

                                                188,681        170,605
                                              ---------      ---------
Operating expenses:
  Company-owned:
    Cost of service                              74,520         70,011
    Cost of product                              28,594         23,393
    Direct salon                                 17,275         16,232
    Rent                                         25,470         23,069
    Depreciation                                  6,037          5,307
                                              ---------      ---------
                                                151,896        138,012

  Selling, general and administrative            20,233         17,787
  Depreciation and amortization                   2,070          1,942
  Loss on sale of Anasazi                         1,979
  Other                                             388            504
                                              ---------      ---------

      Total operating expenses                  176,566        158,245
                                              ---------      ---------


      Operating income                           12,115         12,360

Other income (expense):
  Interest                                       (2,417)        (2,450)
  Nonrecurring gains                                156            218
  Other, net                                        137            210
                                              ---------      ---------

      Income before income taxes                  9,991         10,338


Income taxes                                     (4,195)        (5,797)
                                              ---------      ---------

        Net income                            $   5,796      $   4,541
                                              ---------      ---------
                                              ---------      ---------

Net income per share                          $     .24      $     .20
                                              ---------      ---------
                                              ---------      ---------

Weighted average common and common
  equivalent shares outstanding                  23,975         23,316
                                              ---------      ---------
                                              ---------      ---------

        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)



                                                                           1997           1996
                                                                           ----           ----
Cash flows from operating activities:
   Net income                                                          $   5,796      $   4,541
   Adjustments to reconcile net income to net
         cash provided by operating activities:
      Depreciation and amortization                                        8,191          7,330
      Deferred income taxes                                                  667         (1,182)
      Loss on sale of Anasazi                                              1,979
      Changes in assets and liabilities, exclusive
         of investing and financing activities                            (3,955)        (1,616)
      Other                                                                  269          1,123
                                                                       ---------      ---------
         Net cash provided by operating activities                        12,947         10,196
                                                                       ---------      ---------

Cash flows from investing activities:
   Capital expenditures                                                  (10,995)        (8,319)
   Purchases of salon assets, net of cash acquired and
      certain obligations assumed                                         (2,004)        (4,611)
                                                                       ---------      ---------
         Net cash used in investing activities                           (12,999)       (12,930)
                                                                       ---------      ---------

Cash flows from financing activities:
   Borrowings on revolving credit facilities                              25,694         44,983
   Payments on revolving credit facilities                               (31,275)       (44,700)
   Proceeds from issuance of long-term debt                                2,543
   Repayment of long-term debt                                            (1,424)        (2,236)
   Decrease in negative book cash balances                                   (58)
   Dividends paid                                                           (467)          (361)
   Proceeds from issuance of common stock                                    409            711
                                                                       ---------      ---------
         Net cash used in financing activities                            (4,578)        (1,603)
                                                                       ---------      ---------

Effect of exchange rate changes on cash                                      (23)             7
                                                                       ---------      ---------
Decrease in cash                                                          (4,653)        (4,330)

Cash:
   Beginning of year                                                       8,935          7,558
                                                                       ---------      ---------
   End of year                                                         $   4,282      $   3,228
                                                                       ---------      ---------
                                                                       ---------      ---------

Changes in assets and liabilities, exclusive of investing
         and financing activities:
      Accounts receivable                                              $   1,741      $   1,676
      Inventories                                                         (2,565)        (2,161)
      Other current assets                                                (2,407)           745
      Other assets                                                          (248)          (252)
      Accounts payable                                                    (3,651)         2,267
      Accrued expenses                                                     2,965         (3,810)
      Other noncurrent liabilities                                           210            (81)
                                                                       ---------      ---------
                                                                       $  (3,955)     $  (1,616)
                                                                       ---------      ---------
                                                                       ---------      ---------

        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
     The unaudited consolidated statement of operations for the three months ended September 30, 1997 and 1996, reflects, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 4 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

     The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with Regis Corporation's (the Company) consolidated financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1997. Coopers & Lybrand L.L.P., the Company's independent accountants, have performed limited reviews of the financial data included herein. Their report on such reviews accompanies this filing.

     COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin.

2.   NONRECURRING GAINS:

     During the first quarters of fiscal 1998 and 1997, the Company received $156,000 and $218,000, respectively, of principal payments from Premier Salons. The Company had previously written off the related receivable, and accordingly, is recording all subsequent principal payments as nonrecurring gains.

3.   FINANCING ARRANGEMENTS:

     In July 1997, the Company borrowed $2,000,000 under a 7.48 percent senior term note due July 2006. The proceeds were used to replace a portion of the principal payment due on the 11.52 percent senior term notes in June 1997, which payment was made in June 1997 utilizing the Company's revolving credit facility.

4.   LOSS ON SALE OF ANASAZI:

     In the first quarter of fiscal 1998, the Company recorded a special charge of $1,979,000 associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC, a professional salon products manufacturing firm the Company acquired in fiscal 1997. Anasazi was sold to Curtis Acquisition LLC, which is controlled by two members of the Company's Board of Directors, one of whom is the Chairman.

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three months ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not fully presented herein); and in our report dated August 22, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1997, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                    /s/ Coopers & Lybrand L.L.P.

                    COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
October 23, 1997

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       SUMMARY

Regis Corporation, based in Minneapolis, is the world's largest owner, operator and franchisor of hair and retail product salons with 3,348 salons (810 franchised) in 50 states, Puerto Rico and Canada and seven international countries at September 30, 1997. Regis operates and franchises salons in six divisions: Regis Hairstylists, Supercuts, MasterCuts, Trade Secret, Wal-Mart and International and has 26,000 employees worldwide.

During the first quarter of fiscal 1998, the Company's consolidated revenues increased 10.6 percent to a record $188,681,000. Operating income increased
14.0 percent to $14,094,000 exclusive of the nonrecurring charge of $1,979,000 related to the divestiture of Anasazi Exclusive Salon Products, LLC. Excluding special charges associated with the divestiture of the Anasazi business and the resolution of Supercuts income tax matters occurring during the first quarter of fiscal 1998 and 1997, respectively, as well as nonrecurring gains, net income in the first quarter of fiscal 1998 increased to a record $6,908,000, or $.29 per share, an earnings per share increase of 16.0 percent from the first quarter of fiscal 1997 net income of $5,911,000, or $.25 per share.

                                RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                    FOR THE THREE MONTHS ENDED
                                                    --------------------------
                                                           SEPTEMBER 30,
                                                           --------------
                                                           1997      1996
                                                           ----      ----

     Company-owned service revenues (1)                    71.5%     74.1%
     Company-owned product revenues (1)                    28.5      25.9
     Franchise income                                       3.6       3.9

     Company-owned operations:
          Profit margins on service (2)                    42.7      42.4
          Profit margins on product (3)                    44.9      44.8
          Direct salon (1)                                  9.5       9.9
          Rent (1)                                         14.0      14.1
          Depreciation (1)                                  3.3       3.2

               Direct salon contribution (1)               16.5      15.8

     Selling, general and administrative                   10.7      10.4
     Depreciation and amortization                          1.1       1.1
     Loss on sale of Anasazi                                1.0

     Operating income                                       6.4       7.2
     Income before income taxes                             5.3       6.1
     Net income                                             3.1       2.7

     Operating income, excluding nonrecurring items         7.5       7.2
     Net income, excluding nonrecurring items               3.7       3.5

(1)  Computed as a percent of company-owned revenues
(2)  Computed as a percent of service revenues
(3)  Computed as a percent of product revenues

THREE MONTHS ENDED SEPTEMBER 30, 1997, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996:

REVENUES

REVENUES for the first quarter of fiscal 1998 were a record $188,681,000, an increase of $18,076,000 or 10.6 percent, over the same period in fiscal 1997. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased 10.5 percent in the first quarter of fiscal 1998 to $253,322,000 from $229,190,000 in the same period in fiscal 1997. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings as well as same-store sales increases from existing salons.

For the first quarters of fiscal 1998 and 1997, respectively, revenues by division are as follows:

                                        1998           1997
                                        ----           ----
     Regis Hairstylists             $  71,430      $  67,172
     Supercuts                         24,811         25,024
     MasterCuts                        25,938         22,783
     Trade Secret                      27,086         19,180
     Wal-Mart                           8,511          7,427
     International                     24,166         22,335
     Franchise Income                   6,739          6,684
                                    ---------      ---------
                                    $ 188,681      $ 170,605
                                    ---------      ---------
                                    ---------      ---------

Same-store sales for company-owned salons increased 5.8 percent in the first quarter of fiscal 1998, compared to 2.5 percent in the same period in fiscal 1997. System-wide same-store sales for the first quarter of fiscal 1998 increased 5.2 percent, compared to 1.9 percent in the same period in fiscal 1997. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 17,969,000 customers system-wide were served during the first quarter of fiscal 1998. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the first quarter of fiscal 1998 were $130,078,000, an increase of $8,538,000 or 7.0 percent, over the same period in fiscal 1997. This increase is a result of strong service same-store sales increase of 5.5 percent, salon acquisitions the Company has made during the past twelve months as well as accelerated new salon construction.

PRODUCT REVENUES in the first quarter of fiscal 1998 were $51,864,000, an increase of $9,483,000 or 22.4 percent, over the same period in fiscal 1997. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 6.8 percent, a reflection of the continuous focus on product awareness and training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 28.5 percent of revenues compared to 25.9 percent of revenues in the same period in fiscal 1997.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, increased slightly to $6,739,000 in the first quarter of fiscal 1998.

COST OF REVENUES

Cost of both service and product revenues in the first quarter of fiscal 1998 were $103,114,000, compared to $93,404,000, in the same period in fiscal 1997. The resulting combined gross margin percentage for the first quarter of fiscal 1998 improved 30 basis points to 43.3 percent of revenues compared to 43.0 percent of revenues in the same period in fiscal 1997. As discussed below, this improvement was primarily due to strong same-store sales and the increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS were 42.7 percent in the first quarter of fiscal 1998, compared to 42.4 percent in the same period in fiscal 1997. This 30 basis point improvement is primarily due to continued sales leverage of the Supercuts division on fixed cost payrolls, and strong service same-store sales increases of 5.5 percent.

PRODUCT MARGINS were 44.9 percent in the first quarter of fiscal 1998, compared to 44.8 percent in the same period in fiscal 1997. This 10 basis point improvement is primarily a result of the Company's enhanced purchasing power being achieved in the first quarter of fiscal 1998, following the Supercuts and Wal-Mart acquisitions.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $17,275,000 improved as a percent of company-owned revenues to 9.5 percent in the first quarter of fiscal 1998 from 9.9 percent in the same period in fiscal 1997. The improvement resulted from an increased ability to leverage these costs against increased revenues from a maturing salon base, as well as the closure of under-performing stores, primarily in the Supercuts division.

RENT

Rent expense in the first quarter of fiscal 1998 was $25,470,000 or 14.0 percent of company-owned revenues, compared to $23,069,000 or 14.1 percent of company-owned revenues, in the same period in fiscal 1997. The percentage improvement is primarily due to Supercuts as a result of strong same-store sales and the closure of under-performing stores.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained fairly consistent at 3.3 percent of revenues, declining 10 basis points over the first quarter in fiscal 1997, due to an increase in salon construction and acquisitions between the two periods.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the first quarter of fiscal 1998 to $30,046,000, or 16.5 percent of company-owned revenues, compared to $25,909,000 or 15.8 percent of company-owned revenues in the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $20,233,000, or
10.7 percent of total revenues in the first quarter of fiscal 1998, from $17,787,000, or 10.4 percent of total revenues in the same period in fiscal 1997. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). This 30 basis point increase is primarily driven by higher warehouse expenses due to volume increases partially offset by cost reductions associated with the amalgamation of the Supercuts back office functions.

All direct and indirect expenses associated with franchise operations, other than the cost of products sold to franchisees, are included in SG&A expense. The cost of products sold and associated franchise activities remained relatively consistent in both first quarters of fiscal 1998 and 1997.

DEPRECIATION AND AMORTIZATION - CORPORATE

Depreciation and amortization remained consistent at 1.1 percent of total revenues in both periods.

LOSS ON SALE OF ANASAZI

See Note 4 to the unaudited Consolidated Financial Statements.

OPERATING INCOME

Operating income in the first quarter of fiscal 1998, excluding nonrecurring items, improved to $14,094,000, an increase of $1,734,000, or 14.0 percent over the same period in fiscal 1997. Operating income, excluding nonrecurring items, as a percentage of total revenues was 7.5 percent in the first quarter of fiscal 1998 compared to 7.2 percent in the same period in fiscal 1997. This improvement is attributable primarily to improved gross margins and the leveraging of direct salon expenses, partially offset by higher SG&A expenses as a percent of total revenues.

INTEREST

Interest expense in the first quarter of fiscal 1998 was $2,417,000, or 1.3 percent of total revenues, compared to $2,450,000 or 1.4 percent of total revenues in the same period in fiscal 1997. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's effective income tax rate for fiscal 1998 is estimated to be approximately 41.0 percent, compared to 66.6 percent in fiscal 1997. The Company's effective tax rate for fiscal 1997 was negatively affected by certain nondeductible merger and transaction costs associated with the Supercuts merger. Additionally, as part of the tax provision for the period ended September 30, 1996, the Company recorded a $1,500,000 charge associated with the resolution of Supercuts income tax matters related to years prior to 1996 resulting from the completion of an Internal Revenue Service examination.

NET INCOME

Net income in the first quarter of fiscal 1998 was $5,796,000 or $.24 per share, compared to net income of $4,541,000 or $.20 per share in the same period in fiscal 1997. Exclusive of nonrecurring items in both periods, net income in the first quarter of fiscal 1998 increased to $6,908,000 or $.29 per share, compared to net income in the same period in fiscal 1997 of $5,911,000 or $.25 per share, a net income per share increase of 16.0 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first three months of fiscal 1998 was
$12,947,000 compared to $10,196,000 during the same period in fiscal 1997.   The
increase between the two periods is primarily due to improved operating performance.

During the first three months of fiscal 1998, the Company had worldwide capital expenditures of $11,644,000, of which $649,000 related to acquisitions, and $2,166,000 related to the Company's new distribution center. The Company constructed 12 new Regis Hairstylists salons, 16 new MasterCuts salons, 16 new Trade Secret salons, 13 new Wal-Mart salons and 6 new International salons, and completed 19 major remodeling projects. All capital expenditures during the first three months of fiscal 1998 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1998 will include the construction of approximately 200 new company-owned salons, and
60 major remodeling and conversion projects.   It is expected that expenditures
for these new salons and other projects will be approximately $41,000,000 in fiscal 1998, excluding capital expenditures for acquisitions and the Company's new distribution center.

FINANCING

See Note 3 to the unaudited Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

During the first quarter of fiscal 1998, the Company paid quarterly dividends of $467,000, or $.02 per share.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 14, 1997, at the annual meeting of the shareholders of the Company, the shareholders approved an increase in the authorized shares available under the Company's Stock Option Plan from 1,650,000 to 2,200,000. There were 20,511,534 shares voted in favor of the proposal and 701,120 shares against the proposal. The elections of the Company's directors also took place with the following results:

Election of Directors:

                                 FOR        WITHHOLD AUTHORITY

Rolf F. Bjelland              21,104,277        108,377
Frank E. Evangelist           21,099,647        113,007
Paul D. Finkelstein           21,101,155        111,499
Christopher A. Fox            21,097,072        115,582
Thomas L. Gregory             21,101,269        111,385
Van Zandt Hawn                21,105,435        107,219
Susan Hoyt                    21,105,207        107,447
David B. Kunin                21,093,070        119,584
Myron Kunin                   21,100,047        112,607

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:


Exhibit 15     Letter Re:  Unaudited Interim Financial Information.

Exhibit 27     Financial Data Schedule



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended September 30, 1997.