Form 10-Q
period 1997-12-31
REGIS CORP
filed 1998-02-09
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended    December 31, 1997
                                        ------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                         to
                                 --------------------       -------------------

                                 --------------------

       For Quarter Ended  December 31, 1997      Commission file number  011230
                       --------------------                          ----------

                                  Regis Corporation
                   ------------------------------------------------

                (Exact name of registrant as specified in its charter)

                   Minnesota                             41-0749934
               --------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

            7201 Metro Boulevard, Edina, Minnesota                   55439
       ------------------------------------------------------------------------
          (Address of principal executive offices)                (Zip Code)

                                    (612)947-7777
           ----------------------------------------------------------------

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
Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 3, 1998:

Common Stock, $.05 par value                          23,369,321
----------------------------                      -----------------------
         Class                                    Number of Shares

                                  REGIS CORPORATION

                                        INDEX


PART I.   FINANCIAL INFORMATION                                        PAGE NO.

          Item 1.   Consolidated Financial Statements:

                    Balance Sheet as of December 31, 1997
                    and June 30, 1997                                       3

                    Statement of Operations for the three
                    months ended December 31, 1997 and 1996                 4

                    Statement of Operations for the six
                    months ended December 31, 1997 and 1996                 5

                    Statement of Cash Flows for the six
                    months ended December 31, 1997 and 1996                 6

                    Notes to Consolidated Financial Statements              7-8

                    Review Report of Independent Accountants                9

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          10-21



PART II.  OTHER INFORMATION

          Item 6.   Exhibits and Reports on Form 8-K                       22-23

          Signature                                                        24

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                      AS OF DECEMBER 31, 1997 AND JUNE 30, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                  (UNAUDITED)
                                               DECEMBER 31, 1997  JUNE 30, 1997
                                              ------------------  -------------

ASSETS
Current assets:
  Cash                                                $   10,845     $    8,935
  Accounts receivable, net                                13,770         12,388
  Inventories                                             42,232         42,596
  Deferred income taxes                                    6,083          6,335
  Other current assets                                    10,359          6,819
                                                      ----------     ----------

        Total current assets                              83,289         77,073
Property and equipment, net                              158,965        139,573
Goodwill                                                  99,572         99,818
Other assets                                               7,659         15,071
                                                      ----------     ----------
          Total assets                                $  349,485     $  331,535
                                                      ----------     ----------
                                                      ----------     ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                     $   39,866     $   30,722
  Accounts payable                                        16,900         24,111
  Accrued expenses                                        38,505         37,291
                                                      ----------     ----------

        Total current liabilities                         95,271         92,124

Long-term debt                                            83,775         82,740
Other noncurrent liabilities                               7,915          7,557

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 23,353,560 and
      23,317,924 shares at December 31, 1997
      and June 30, 1997, respectively                      1,168          1,166
  Additional paid-in capital                             121,043        120,483
  Retained earnings                                       40,313         27,465
                                                      ----------     ----------

        Total shareholders' equity                       162,524        149,114
                                                      ----------     ----------

        Total liabilities and shareholders' equity    $  349,485     $  331,535
                                                      ----------     ----------
                                                      ----------     ----------


        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1997           1996
                                                          ----           ----

Revenues:
  Company-owned salons:
    Service                                             $134,032       $120,955
    Product                                               58,288         48,862
                                                      ----------     ----------

                                                         192,320        169,817
    Franchise income                                       6,632          6,641
                                                      ----------     ----------
                                                         198,952        176,458

Operating expenses:
  Company-owned:
    Cost of service                                       76,657         70,813
    Cost of product                                       31,828         26,699
    Direct salon                                          17,862         16,905
    Rent                                                  26,273         23,510
    Depreciation                                           6,099          5,645
                                                      ----------     ----------
                                                         158,719        143,572

  Selling, general and administrative                     21,812         19,786
  Depreciation and amortization                            2,198          1,833
  Nonrecurring charges                                                   18,731
  Other                                                      402            502
                                                      ----------     ----------

      Total operating expenses                           183,131        184,424
                                                      ----------     ----------

      Operating income (loss)                             15,821         (7,966)

Other income (expense):
  Interest                                                (2,470)        (2,524)
  Nonrecurring gains                                                        222
  Other, net                                                 171             95
                                                      ----------     ----------

      Income (loss) before income taxes                   13,522        (10,173)

Income taxes (benefit)                                     5,565         (1,293)
                                                      ----------     ----------

        Net income (loss)                             $    7,957     $   (8,880)
                                                      ----------     ----------
                                                      ----------     ----------

Net income (loss) per share:
  Basic                                               $      .34     $     (.39)
                                                      ----------     ----------
                                                      ----------     ----------
  Diluted                                             $      .33     $     (.39)
                                                      ----------     ----------
                                                      ----------     ----------

        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          1997           1996
                                                          ----           ----

Revenues:
  Company-owned salons:
    Service                                             $264,110       $242,495
    Product                                              110,152         91,243
                                                      ----------     ----------

                                                         374,262        333,738
Franchise income                                          13,371         13,325
                                                      ----------     ----------
                                                         387,633        347,063

Operating expenses:
  Company-owned:
    Cost of service                                      151,177        140,824
    Cost of product                                       60,422         50,092
    Direct salon                                          35,137         33,137
    Rent                                                  51,743         46,579
    Depreciation                                          12,136         10,952
                                                      ----------     ----------
                                                         310,615        281,584

  Selling, general and administrative                     42,045         37,573
  Depreciation and amortization                            4,268          3,775
  Nonrecurring charges                                     1,979         18,731
  Other                                                      790          1,006
                                                      ----------     ----------

      Total operating expenses                           359,697        342,669
                                                      ----------     ----------

      Operating income                                    27,936        4,394

Other income (expense):
  Interest                                                (4,887)        (4,974)
  Nonrecurring gains                                         156            440
  Other, net                                                 308            305
                                                      ----------     ----------

      Income before income taxes                          23,513            165

Income taxes                                               9,760          4,504
                                                      ----------     ----------

        Net income (loss)                             $   13,753     $   (4,339)
                                                      ----------     ----------
                                                      ----------     ----------

Net income (loss) per share:
  Basic                                               $     .59      $     (.19)
                                                      ----------     ----------
                                                      ----------     ----------
  Diluted                                             $     .57      $     (.19)
                                                      ----------     ----------
                                                      ----------     ----------


        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                  CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)
                                                          1997           1996
                                                          ----           ----
Cash flows from operating activities:
  Net income (loss)                                   $   13,753     $   (4,339)
  Adjustments to reconcile net income to net
      cash provided by operating activities:
    Depreciation and amortization                         16,572         14,890
    Deferred income taxes                                  8,267         (4,084)
    Nonrecurring charges                                   1,979         18,731
    Changes in assets and liabilities, exclusive
      of investing and financing activities               (8,723)       (12,792)
    Other                                                    365            751
                                                      ----------     ----------
      Net cash provided by operating activities           32,213         13,157
                                                      ----------     ----------

Cash flows from investing activities:
  Capital expenditures                                   (27,729)       (17,333)
  Purchases of salon assets, net of cash acquired and
    certain obligations assumed                           (4,251)        (6,049)
                                                      ----------     ----------
      Net cash used in investing activities              (31,980)       (23,382)
                                                      ----------     ----------

Cash flows from financing activities:
  Borrowings on revolving credit facilities               62,194         94,514
  Payments on revolving credit facilities                (69,896)      (117,600)
  Proceeds from issuance of long-term debt                13,700         37,000
  Repayment of long-term debt                             (2,892)        (6,309)
  Decrease in negative book cash balances                   (797)
  Dividends paid                                            (934)          (813)
  Proceeds from issuance of common stock                     359            737
                                                      ----------     ----------
      Net cash provided by financing activities            1,734          7,529
                                                      ----------     ----------

Effect of exchange rate changes on cash                      (57)             6
                                                      ----------     ----------
Increase (decrease) in cash                                1,910         (2,690)
Cash:
  Beginning of year                                        8,935          7,558
                                                      ----------     ----------
  End of period                                       $   10,845     $    4,868
                                                      ----------     ----------
                                                      ----------     ----------

Changes in assets and liabilities, exclusive of
        investing and financing activities:
    Accounts receivable                               $     (352)    $   (1,512)
    Inventories                                              263         (3,170)
    Other current assets                                  (3,678)           704
    Other assets                                          (1,040)          (691)
    Accounts payable                                      (6,808)         3,294
    Accrued expenses                                       2,246        (11,313)
    Other noncurrent liabilities                             646           (104)
                                                      ----------     ----------
                                                      $   (8,723)    $  (12,792)
                                                      ----------     ----------
                                                      ----------     ----------


        See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
     The unaudited consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 4 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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


2.   NONRECURRING GAINS:

     For the six month periods ended December 31, 1997 and 1996, the Company received $156,000 and $440,000, respectively, of principal payments from Premier Salons. The Company had previously written off the related receivable and, accordingly, is recording all subsequent principal payments as nonrecurring gains.


3.   FINANCING ARRANGEMENTS:

     During the second quarter, the Company entered into an additional credit facility which allows, at the discretion of the lender, for borrowings up to $35,000,000. Interest rates and maturity schedules are negotiated between the Company and the lender and may vary by note issuances under the facility. In December 1997, the Company borrowed $7,000,000 under this facility in the form of a senior term note bearing interest at 7.72 percent, payable semi-annually. Principal payments in the amount of $1,400,000 are due and payable on December 31 in the years 2000 through 2004. The proceeds were used to acquire a controlling interest in additional home office facilities. Additionally, during the second quarter, the Company borrowed $4,700,000 under an existing credit facility to fund construction of a new distribution center.

4.   NONRECURRING CHARGES:

     In the first quarter of fiscal 1998, the Company recorded a special charge of $1,979,000 associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC, (Anasazi) a professional salon products manufacturing firm the Company acquired in fiscal 1997. Anasazi was sold to Curtis Acquisition LLC, which is controlled by two members of the Company's Board of Directors, one of whom is the Chairman.

     In the second quarter of fiscal 1997, the Company recorded $18,731,000 of merger and restructuring costs associated with the acquisition of Supercuts.


5.   NET INCOME (LOSS) PER SHARE:

     During the second quarter the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS).

     Basic EPS is calculated as net income divided by weighted average common shares outstanding. The Company's only dilutive securities are issuable under the Company's Stock Option Plan, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities. Dilutive securities are excluded from the calculation of weighted average common and common equivalent shares outstanding in all loss periods, as their inclusion would be anti-dilutive.

     The following provides information related to the calculation of the Company's basic and diluted EPS:



                                                             FOR THE PERIODS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                         THREE MONTHS                   SIX MONTHS
                                                  -------------------------     -------------------------
                                                     1997           1996           1997           1996
                                                     ----           ----           ----           ----
Weighted average common shares outstanding        23,344,913     22,600,334     23,339,060     22,584,434
Common equivalent shares assuming conversion of
               dilutive securities                   592,004          --           616,652          --
                                                  ----------     ----------     ----------     ----------
Weighted average common and common equivalent
               shares outstanding                 23,936,917     22,600,334     23,955,712     22,584,434
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 1997, and the related consolidated statements of operations and cash flows for the three and six months ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
January 22, 1998

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       SUMMARY

Regis Corporation, based in Minneapolis, is the world's largest owner, operator and franchisor of hair and retail product salons with 3,355 salons (800 franchised) in 50 states, Puerto Rico, Canada and seven other international countries at December 31, 1997. Regis operates and franchises salons in six divisions: Regis Hairstylists, Supercuts, MasterCuts, Trade Secret, Wal-Mart and International, and has 26,000 employees worldwide.

Second quarter revenues, including franchise income of $6,632,000, grew to a record $198,952,000, a 12.7 percent increase over fiscal 1997 second quarter total revenues of $176,458,000. Excluding nonrecurring items in the second quarter of the prior fiscal year, fiscal 1998 second quarter operating income grew 47.0 percent to $15,821,000, and net income grew to a record $7,957,000 or $.33 per share, an earnings per share increase of 57.1 percent.

Revenues for the six months ended December 31, 1997, including franchise income of $13,371,000, grew to a record $387,633,000, a 11.7 percent increase over total revenues of $347,063,000 in the comparable fiscal 1997 period. Excluding nonrecurring items in both periods, six month fiscal 1998 operating income grew
29.4 percent to $29,915,000 and net income grew to $14,865,000 or $.62 per share, an earnings per share increase of 34.8 percent.

Fiscal 1998 and 1997 results reflect certain previously reported nonrecurring items comprised primarily of merger and restructuring costs associated with the acquisition of Supercuts and disposition of Anasazi. As a result, the Company reported second quarter fiscal 1998 net income of $7,957,000, or $.33 per share, compared to a net loss of $8,880,000, or $.39 per share, in the second quarter the previous year. For the first six months of fiscal 1998, the Company reported net income of $13,753,000, or .57 per share, compared to a net loss of $4,339,000, or $.19 per share in the first half of fiscal 1997.

                                RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                             FOR THE PERIODS ENDED DECEMBER 31,
                                             ----------------------------------
                                              THREE MONTHS           SIX MONTHS
                                              ------------           ----------
                                             1997      1996      1997      1996
                                             ----      ----      ----      ----

     Company-owned service revenues (1)      69.7%     71.2%     70.6%     72.7%
     Company-owned product revenues (1)      30.3      28.8      29.4      27.3
     Franchise income                         3.3       3.8       3.4       3.8

     Company-owned operations:
          Profit margins on service (2)      42.8      41.5      42.8      41.9
          Profit margins on product (3)      45.4      45.4      45.1      45.1
          Direct salon (1)                    9.3      10.0       9.4       9.9
          Rent (1)                           13.7      13.8      13.8      14.0
          Depreciation (1)                    3.2       3.3       3.2       3.3

             Direct salon contribution (1)   17.5      15.5      17.0      15.6

     Selling, general and administrative     11.0      11.2      10.8      10.8
     Depreciation and amortization            1.1       1.0       1.1       1.1
     Nonrecurring charges                     0.0      10.6       0.5       5.4

     Operating income (loss)                  8.0      (4.5)      7.2       1.3
     Income (loss) before income taxes        6.8      (5.8)      6.1       0.0
     Net income (loss)                        4.0      (5.0)      3.5      (1.3)

     Operating income, excluding
       nonrecurring items                     8.0       6.1       7.7       6.7
     Net income, excluding
       nonrecurring items                     4.0       2.7       3.8       3.1

     (1)  Computed as a percent of company-owned revenues
     (2)  Computed as a percent of service revenues
     (3)  Computed as a percent of product revenues

THREE MONTHS ENDED DECEMBER 31, 1997, COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996:

REVENUES

REVENUES for the second quarter of fiscal 1998 grew to a record $198,952,000, an increase of $22,494,000 or 12.7 percent, over the same period in fiscal 1997. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased 11.5 percent in the second quarter of fiscal 1998 to $262,947,000 from $235,778,000 in the same period in fiscal 1997. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the second quarters of fiscal 1998 and 1997, respectively, revenues by division are as follows:

                                                1998                1997
                                                ----                ----
          Regis Hairstylists                 $  74,352           $  69,153
          Supercuts                             24,771              22,679
          MasterCuts                            27,252              23,800
          Trade Secret                          30,322              23,638
          Wal-Mart                               9,148               7,547
          International                         26,475              23,000
          Franchise Income                       6,632               6,641
                                             ---------           ---------
                                             $ 198,952           $ 176,458
                                             ---------           ---------
                                             ---------           ---------

Same-store sales for domestic company-owned salons increased 6.2 percent in the second quarter of fiscal 1998, compared to 2.2 percent in the same period in fiscal 1997. System-wide same-store sales for the second quarter of fiscal 1998 increased 5.4 percent, compared to 2.2 percent in the same period a year ago. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 17,601,900 customers system-wide were served during the second quarter of fiscal 1998. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the second quarter of fiscal 1998 were $134,032,000, an increase of $13,077,000 or 10.8 percent, over the same period in fiscal 1997. This increase is a result of strong service same-store sales increase of 5.8 percent, salon acquisitions the Company has made during the past twelve months and accelerated new salon construction.

PRODUCT REVENUES in the second quarter of fiscal 1998 grew to $58,288,000, an increase of $9,426,000 or 19.3 percent, over the same period in fiscal 1997. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 7.4 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise and the addition of 8 new Trade Secret salons. Product revenues as a percent of total company-owned revenues increased to 30.3 percent of revenues compared to 28.8 percent of revenues in the same period in fiscal 1997.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, were $6,632,000 in the second quarter of fiscal 1998.

COST OF REVENUES

The aggregate cost of service and product revenues in the second quarter of fiscal 1998 were $108,485,000, compared to $97,512,000, in the same period in fiscal 1997. The resulting combined gross margin percentage for the second quarter of fiscal 1998 improved 100 basis points to 43.6 percent of company-owned revenues compared to 42.6 percent of company-owned revenues in the same period in fiscal 1997. As discussed below, this improvement was primarily due to strong same-store sales and the increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS improved to 42.8 percent in the second quarter of fiscal 1998, compared to 41.5 percent in the same period in fiscal 1997. This 130 basis point improvement is primarily due to continued sales leverage of fixed cost payrolls in the Supercuts division, and strong service same-store sales increases of 5.8 percent.

PRODUCT MARGINS were 45.4 percent in the second quarter of fiscal 1998, identical to that in the same period a year ago. Although the percentage remained the same, the second quarter margins in the current year benefitted from lower product costs in the Supercuts division, offset by increased discounting costs primarily in the Regis Hairstylists division as the result of the Company's 75th anniversary sale that took place in October 1997.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $17,862,000 improved as a percent of company-owned revenues to 9.3 percent in the second quarter of fiscal 1998 from 10.0 percent in the same period in fiscal 1997. This improvement resulted from an increased ability to leverage these costs against increased revenues, which were a result of stronger same-store sales and a maturing salon base, as well as the closures of under-performing stores, primarily in the Supercuts division.

RENT

Rent expense in the second quarter of fiscal 1998 was $26,273,000 or 13.7 percent of company-owned revenues, compared to $23,510,000, or 13.8 percent of company-owned revenues, in the same period in fiscal 1997. The slight percentage improvement is primarily due to leveraging this fixed cost against increasing revenues.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained fairly consistent at 3.2 percent of company-owned revenues, improving 10 basis points over the second quarter in fiscal 1997, due to leveraging this fixed cost against increasing revenues.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the second quarter of fiscal 1998 to $33,601,000, or 17.5 percent of company-owned revenues, compared to $26,245,000 or 15.5 percent of company-owned revenues in the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $21,812,000, or 11.0 percent of total revenues in the second quarter of fiscal 1998, compared to $19,786,000, or 11.2 percent of total revenues in the same period in fiscal 1997. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). This 20 basis point improvement is a result of leveraging fixed costs against increased sales volumes during the quarter. The dollar increase is primarily driven by the Supercuts acquisition which resulted in higher warehouse expenses due to volume increases and additional corporate professional fees, offset by cost reductions associated with the amalgamation of the Supercuts back office functions.

All direct and indirect expenses associated with franchise operations, other than the cost of products sold to franchisees, are included in SG&A expense. The cost of products sold and associated franchise activities remained relatively consistent in the second quarters of fiscal 1998 and 1997.

DEPRECIATION AND AMORTIZATION - CORPORATE

Depreciation and amortization remained fairly consistent at 1.1 percent of total revenues in the second quarter of fiscal 1998.

OPERATING INCOME

Exclusive of nonrecurring items from the prior year, operating income in the second quarter of fiscal 1998 improved to $15,821,000, or 8.0 percent of total revenues, an increase of $5,056,000, or 47.0 percent over the prior year operating income of $10,765,000, or 6.1 percent of total revenues. This improvement is attributable primarily to improved gross margins and the leveraging of direct salon and SG&A expenses.

INTEREST

Interest expense in the second quarter of fiscal 1998 was $2,470,000, or 1.2 percent of total revenues, compared to $2,524,000 or 1.4 percent of total revenues in the same period in fiscal 1997. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's effective income tax rate for fiscal 1998 is estimated to be approximately 41.0 percent, compared to 66.6 percent in fiscal 1997. The Company's effective tax rate for fiscal 1997 was negatively affected by certain nondeductible merger and transaction costs (nonrecurring charges) associated with the Supercuts merger. Additionally, as part of the tax provision for the period ended December 31, 1996, the Company recorded a $1,500,000 charge associated with the resolution of Supercuts income tax matters related to years prior to 1996, resulting from the completion of an Internal Revenue Service examination. Exclusive of the effect of nonrecurring charges and the $1,500,000 resolution charge, the Company's effective tax rate for fiscal 1997 was 43.1 percent.

NET INCOME (LOSS)

Net income in the second quarter of fiscal 1998 was $7,957,000 or $.33 per share, compared to a net loss of $8,880,000 or $.39 per share in the same period in fiscal 1997. Exclusive of nonrecurring items in the prior year, net income in the second quarter of fiscal 1998 increased to $7,957,000 or $.33 per share, compared to net income in the same period in fiscal 1997 of $4,790,000 or $.21 per share, an earnings per share increase of 57.1 percent.

SIX MONTHS ENDED DECEMBER 31, 1997, COMPARED TO SIX MONTHS ENDED DECEMBER 31, 1996:

REVENUES

REVENUES for the first six months of fiscal 1998 were a record $387,633,000, an increase of $40,570,000 or 11.7 percent, over the same period in fiscal 1997. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased 11.0 percent in the first six months of fiscal 1998 to $516,269,000 from $464,968,000 in the same period in fiscal 1997. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the first six months of fiscal 1998 and 1997, respectively, revenues by division are as follows:


                                               1998                1997
                                               ----                ----

          Regis Hairstylists                 $145,782            $136,325
          Supercuts                            49,582              47,703
          MasterCuts                           53,190              46,583
          Trade Secret                         57,408              42,818
          Wal-Mart                             17,659              14,974
          International                        50,641              45,335
          Franchise Income                     13,371              13,325
                                             --------            --------
                                             $387,633            $347,063
                                             --------            --------
                                             --------            --------

Same-store sales for domestic company-owned salons increased 6.0 percent in the first six months of fiscal 1998, compared to 2.7 percent in the same period in fiscal 1997. System-wide same-store sales for the first six months of fiscal 1998 increased 5.4 percent, compared to 2.1 percent in the same period in fiscal 1997. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 35,570,000 customers system-wide were served during the first half of fiscal 1998. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the first six months of fiscal 1998 were $264,110,000, an increase of $21,615,000 or 8.9 percent, over the same period in fiscal 1997. This increase is a result of strong service same-store sales growth of 5.6 percent, salon acquisitions the Company has made during the past twelve months and accelerated new salon construction.

PRODUCT REVENUES in the first six months of fiscal 1998 were $110,152,000, an increase of $18,909,000 or 20.7 percent, over the same period in fiscal 1997. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 7.1 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise, and the addition of 29 new Trade Secret salons. Product revenues as a percent of total company-owned revenues increased to 29.4 percent of revenues compared to 27.3 percent of revenues in the same period in fiscal 1997.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, increased slightly to $13,371,000 in the first six months of fiscal 1998.

COST OF REVENUES

The aggregate cost of service and product revenues in the first six months of fiscal 1998 were $211,599,000, compared to $190,916,000 in the same period in fiscal 1997. The resulting combined gross margin percentage for the first six months of fiscal 1998 improved 70 basis points to 43.5 percent of company-owned revenues compared to 42.8 percent of company-owned revenues in the same period in fiscal 1997. As discussed below, this improvement was primarily due to strong same-store sales and the increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS were 42.8 percent in the first six months of fiscal 1998, compared to 41.9 percent in the same period in fiscal 1997. This 80 basis point improvement is primarily due to continued sales leverage of fixed cost payrolls in the Supercuts division, and strong service same-store sales growth of 5.6 percent.

PRODUCT MARGINS were 45.1 percent in the first six months of fiscal 1998, identical to that in the same period a year ago. Although the percentage remained the same, the current year margins benefitted from lower product costs in the Supercuts division, offset by increased discounting costs primarily in the Regis Hairstylists division as the result of the Company's 75th anniversary sale that took place in October 1997.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $35,137,000 improved as a percent of company-owned revenues to 9.4 percent in the first six months of fiscal 1998 from 9.9 percent in the same period in fiscal 1997. This improvement resulted from an increased ability to leverage these costs against increased revenues, which were a result of stronger same-store sales and a maturing salon base, as well as the closure of under-performing stores, primarily in the Supercuts division.

RENT

Rent expense in the first six months of fiscal 1998 was $51,743,000 or 13.8 percent of company-owned revenues, compared to $46,579,000 or 14.0 percent of company-owned revenues in the same period in fiscal 1997. The percentage improvement is primarily due to leveraging this fixed cost against increasing revenues.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained fairly consistent at 3.2 percent of company-owned revenues, improving 10 basis points over the first six months in fiscal 1997, due to leveraging this fixed cost against increasing revenues.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the first six months of fiscal 1998 to $63,647,000, or 17.0 percent of company-owned revenues, compared to $52,154,000 or 15.6 percent of company-owned revenues in the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $42,045,000, or 10.8 percent of total revenues in the first six months of fiscal 1998, compared to $37,573,000, or 10.8 percent of total revenues in the same period in fiscal 1997. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Although the percentage of SG&A to total revenues remained the same, the dollar increase is primarily driven by the Supercuts acquisition which resulted in higher warehouse expenses due to volume increases and additional corporate professional fees, offset by cost reductions associated with the amalgamation of the Supercuts back office functions.

All direct and indirect expenses associated with franchise operations, other than the cost of products sold to franchisees, are included in SG&A expense. The cost of products sold and associated franchise activities remained relatively consistent in both periods of fiscal 1998 and 1997.

DEPRECIATION AND AMORTIZATION - CORPORATE

Depreciation and amortization remained consistent at 1.1 percent of total revenues in both periods.

NONRECURRING CHARGES

See Note 4 to the unaudited Consolidated Financial Statements.

OPERATING INCOME

Exclusive of nonrecurring items, operating income in the first six months of fiscal 1998 improved to $29,915,000, or 7.7 percent of total revenues, an increase of $6,790,000, or 29.4 percent over the prior year period operating income of $23,125,000, or 6.7 percent of total revenues. This improvement is attributable primarily to improved gross margins and the leveraging of direct salon expenses.

INTEREST

Interest expense in the first six months of fiscal 1998 was $4,887,000, or 1.3 percent of total revenues, compared to $4,974,000 or 1.4 percent of total revenues in the same period in fiscal 1997. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's effective income tax rate for fiscal 1998 is estimated to be approximately 41.0 percent, compared to 66.6 percent in fiscal 1997. The Company's effective tax rate for fiscal 1997 was negatively affected by certain nondeductible merger and transaction costs (nonrecurring charges) associated with the Supercuts merger. Additionally, as part of the tax provision for the period ended December 31, 1996, the Company recorded a $1,500,000 charge associated with the resolution of Supercuts income tax matters related to years prior to 1996, resulting from the completion of an Internal Revenue Service examination. Exclusive of the effect of nonrecurring charges and the $1,500,000 resolution charge, the Company's effective tax rate for fiscal 1997 was 43.1 percent.

NET INCOME (LOSS)

Net income in the first six months of fiscal 1998 was $13,753,000 or $ .57 per share, compared to a net loss of $4,339,000 or $.19 per share in the same period in fiscal 1997. Exclusive of nonrecurring items in both periods, net income in the first six months of fiscal 1998 increased to $14,865,000 or $.62 per share, compared to net income in the same period in fiscal 1997 of $10,701,000 or $.46 per share, an earnings per share increase of 34.8 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first six months of fiscal 1998 was
$30,948,000 compared to $13,157,000 during the same period in fiscal 1997.   The
increase between the two periods is due to improved operating performance in the current year and the merger and transaction costs associated with the Supercuts merger in the prior year period.

During the first six months of fiscal 1998, the Company had worldwide capital expenditures of $33,221,000, of which $1,193,000 related to acquisitions, $4,299,000 of capital lease obligations that were entered into during the current year, $5,142,000 for the Company's new distribution center and $6,950,000 for the purchase of additional home office facilities. The Company constructed 18 new Regis Hairstylists salons, 26 new MasterCuts salons, 24 new Trade Secret salons, 23 new Wal-Mart salons and 8 new International salons, and completed 35 major remodeling projects. All salon capital expenditures during the first six months of fiscal 1998 were funded primarily by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1998 will include the construction of approximately 200 new company-owned salons, and 60 major remodeling and conversion projects. It is expected the Company's total capital expenditures in fiscal 1998 will be approximately $63,000,000, excluding acquisitions, with approximately $41,000,000 related to new salon construction and renovations. The remaining $22,000,000 is related to the construction of the Company's new distribution center and the purchase of additional home office facilities. Expenditures will be funded in part through borrowings under existing credit facilities and capital lease arrangements.

FINANCING

See Note 3 to the unaudited Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

During the first six months of fiscal 1998, the Company paid quarterly dividends of $933,595 or $.02 per share. In February 1998, the Board of Directors of the Company approved the payment of a $.02 per share dividend payable to shareholders of record of February 16, 1998.

YEAR 2000

The Company has already begun the necessary software conversion and programming modifications necessary to comply with the Year 2000 computer software issues for significant portions of its software and computer systems. Based on the Company's most recent assessment, the associated costs to be incurred are estimated to be approximately $5,000,000. Such costs are estimated to be incurred and charged to earnings over the next twenty-four months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit 10 (ff) Modifications of Private Shelf Agreement in 10(dd) dated October 1, 1997.

           (gg) Private Shelf Agreement dated as of December 19, 1997 between the registrant, Life Insurance Company of Georgia and ING Affiliates.

           (hh) Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between the registrant and ING Affiliate.

           (ii) Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997 between the registrant and ING Affiliates.

           (jj) Modifications to Revolving Credit agreement in 10 (cc) dated December 30, 1997.

Exhibit 15       Letter Re:  Unaudited Interim Financial Information.

Exhibit 27       Financial Data Schedule



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the six months ended December 31, 1997.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REGIS CORPORATION




Date:  February 9, 1998                 By: /s/ Randy L. Pearce
                                            ------------------------------------
                                            Randy L. Pearce
                                            Senior Vice President, Finance
                                            Chief Financial Officer

                                            Signing on behalf of the
                                            registrant and as principal
                                            accounting officer