Form 10-Q
period 1998-03-31
REGIS CORP
filed 1998-05-12
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended    March 31, 1998
                                          ---------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                        -------------       ------------------

                                        -------------

      For Quarter Ended  March 31, 1998      Commission file number   011230
                       ----------------                            ---------

                                 Regis Corporation
------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    Minnesota                          41-0749934
         ------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

    7201 Metro Boulevard, Edina, Minnesota                    55439
   --------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

                                 (612)947-7777
               ------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
   ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 1998:

Common Stock, $.05 par value                                23,800,062
----------------------------                      -----------------------------
     Class                                               Number of Shares

                                  REGIS CORPORATION

                                        INDEX




PART I.   FINANCIAL INFORMATION                                   Page Nos.
                                                                  ---------
     Item 1.   Consolidated Financial Statements:

               Balance Sheet as of March 31, 1998
               and June 30, 1997                                        3

               Statement of Operations for the three
               months ended March 31, 1998 and 1997                     4

               Statement of Operations for the nine
               months ended March 31, 1998 and 1997                     5

               Statement of Cash Flows for the nine
               months ended March 31, 1998 and 1997                     6

               Notes to Consolidated Financial Statements               7-8

               Review Report of Independent Accountants                 9

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations           10-20



PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                          21-22

     Signature                                                         23

                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                        AS OF MARCH 31, 1998 AND JUNE 30, 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        (UNAUDITED)
                                                       MARCH 31, 1998    JUNE 30, 1997
                                                       --------------    -------------

ASSETS
Current assets:
  Cash                                                   $  8,270         $  8,935
  Accounts receivable, net                                  9,941           12,388
  Inventories                                              44,937           42,596
  Deferred income taxes                                     5,957            6,335
  Other current assets                                      9,001            6,819
                                                         --------         --------

     Total current assets                                  78,106           77,073

Property and equipment, net                               170,071          139,573
Goodwill                                                  114,938           99,818
Other assets                                                7,602           15,071
                                                         --------         --------

     Total assets                                        $370,717         $331,535
                                                         --------         --------
                                                         --------         --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                        $ 45,025         $ 30,722
  Accounts payable                                         18,761           24,111
  Accrued expenses                                         40,646           37,291
                                                         --------         --------

     Total current liabilities                            104,432           92,124

Long-term debt                                             78,382           82,740
Other noncurrent liabilities                                8,251            7,557

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 23,798,562
      and 23,317,924 shares at March 31, 1998
      and June 30, 1997, respectively                       1,190            1,166
  Additional paid-in capital                              132,104          120,483
  Retained earnings                                        46,358           27,465
                                                         --------         --------

     Total shareholders' equity                           179,652          149,114
                                                         --------         --------

     Total liabilities and shareholders' equity          $370,717         $331,535
                                                         --------         --------
                                                         --------         --------

     See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           1998             1997
                                                           ----             ----
Revenues:
  Company-owned salons:
    Service                                              $135,855         $121,995
    Product                                                55,118           46,823
                                                         --------         --------

                                                          190,973          168,818
    Franchise income                                        6,300            6,670
                                                         --------         --------
                                                          197,273          175,488

Operating expenses:
  Company-owned:
    Cost of service                                        78,120           71,727
    Cost of product                                        29,950           26,285
    Direct salon                                           17,303           15,664
    Rent                                                   26,914           23,804
    Depreciation                                            6,435            5,425
                                                         --------         --------
                                                          158,722          142,905

  Selling, general and administrative                      21,832           20,064
  Depreciation and amortization                             2,454            2,179
  Other                                                       376              567
                                                         --------         --------

    Total operating expenses                              183,384          165,715
                                                         --------         --------

    Operating income                                       13,889            9,773

Other income (expense):
  Interest                                                 (2,615)          (2,506)
  Other, net                                                  324              327
                                                         --------         --------

    Income before income taxes                             11,598            7,594

Income taxes                                                4,829            3,343
                                                         --------         --------

    Net income                                           $  6,769         $  4,251
                                                         --------         --------
                                                         --------         --------

Net income per share:
  Basic                                                  $    .29         $    .19
                                                         --------         --------
                                                         --------         --------
  Diluted                                                $    .28         $    .18
                                                         --------         --------
                                                         --------         --------

     See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                           1998             1997
                                                           ----             ----
Revenues:
  Company-owned salons:
    Service                                              $399,965         $364,490
    Product                                               165,270          138,066
                                                         --------         --------

                                                          565,235          502,556
Franchise income                                           19,671           19,995
                                                         --------         --------
                                                          584,906          522,551

Operating expenses:
  Company-owned:
    Cost of service                                       229,297          212,551
    Cost of product                                        90,372           76,377
    Direct salon                                           52,440           48,801
    Rent                                                   78,657           70,383
    Depreciation                                           18,571           16,375
                                                         --------         --------
                                                          469,337          424,487

  Selling, general and administrative                      63,877           57,637
  Depreciation and amortization                             6,722            5,955
  Nonrecurring charges                                      1,979           18,731
  Other                                                     1,166            1,574
                                                         --------         --------

      Total operating expenses                            543,081          508,384
                                                         --------         --------

      Operating income                                     41,825           14,167

Other income (expense):
  Interest                                                 (7,502)          (7,480)
  Other, net                                                  788            1,072
                                                         --------         --------

      Income before income taxes                           35,111            7,759

Income taxes                                               14,589            7,847
                                                         --------         --------

      Net income (loss)                                  $ 20,522         $    (88)
                                                         --------         --------
                                                         --------         --------

Net income (loss) per share:
     Basic                                               $    .88         $    .00
                                                         --------         --------
                                                         --------         --------
     Diluted                                             $    .86         $    .00
                                                         --------         --------
                                                         --------         --------

     See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                  FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                (DOLLARS IN THOUSANDS)


                                                                         1998                1997
                                                                         ----                ----

Cash flows from operating activities:
   Net income (loss)                                                   $ 20,522              $   (88)
   Adjustments to reconcile net income (loss) to net
           cash provided by operating activities:
       Depreciation and amortization                                     25,563               22,575
       Deferred income taxes                                              8,783               (4,131)
       Nonrecurring charges                                               1,979               18,731
       Changes in assets and liabilities, exclusive
           of investing and financing activities                         (3,892)             (22,345)
       Other                                                                119                 (319)
                                                                       --------             --------
           Net cash provided by operating activities                     53,074               14,423
                                                                       --------             --------

Cash flows from investing activities:
   Capital expenditures                                                 (41,975)             (28,852)
   Purchases of salon assets, net of cash acquired and
       certain obligations assumed                                      (23,694)              (8,822)
                                                                       --------             --------
           Net cash used in investing activities                        (65,669)             (37,674)
                                                                       --------             --------

Cash flows from financing activities:
   Borrowings on revolving credit facilities                            102,124              138,846
   Payments on revolving credit facilities                             (110,560)            (150,500)
   Proceeds from issuance of long-term debt                              17,000               37,000
   Repayment of long-term debt                                           (6,671)              (7,661)
   Increase in negative book cash balances                                  254
   Dividends paid                                                        (1,401)              (1,265)
   Proceeds from issuance of common stock                                11,244                  738
                                                                       --------             --------
           Net cash provided by financing activities                     11,990               17,158
                                                                       --------             --------

Effect of exchange rate changes on cash                                     (60)                   1
                                                                       --------             --------
Decrease in cash                                                           (665)              (6,092)
Cash:
   Beginning of year                                                      8,935                7,558
                                                                       --------             --------
   End of year                                                         $  8,270             $  1,466
                                                                       --------             --------
                                                                       --------             --------

Changes in assets and liabilities, exclusive of investing
           and financing activities:
       Accounts receivable                                             $  2,193              $(1,157)
       Inventories                                                       (1,905)              (7,909)
       Other current assets                                              (2,295)                 164
       Other assets                                                      (1,620)                (318)
       Accounts payable                                                  (4,953)                 789
       Accrued expenses                                                   3,681              (13,937)
       Other noncurrent liabilities                                       1,007                   23
                                                                       --------             --------
                                                                       $ (3,892)            $(22,345)
                                                                       --------             --------
                                                                       --------              -------


       See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)

1.   BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:
     The unaudited consolidated statement of operations for the three and nine months ended March 31, 1998 and 1997, reflects, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 3 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

2.   FINANCING ARRANGEMENTS:

     During the second quarter of fiscal 1998, the Company entered into an additional credit facility which allows, at the discretion of the lender, for borrowings of up to $35,000,000. Interest rates and maturity schedules are negotiated between the Company and the lender and may vary by individual note issuances under the facility. In December 1997, the Company borrowed $7,000,000 under a 7.72 percent senior term note with interest due semi-annually and $1,400,000 in principal payments due on December 31 in the years 2000 through 2004. The proceeds were used to acquire a controlling interest in additional administrative office facilities. During the first nine months of fiscal 1998, the Company borrowed $8,000,000 under an existing credit facility to fund construction of a new distribution center.

     In May 1998, the Company entered into an additional revolving credit facility which allows for borrowings of up to $20,000,000, bears interest at prime or libor plus 1.0 percent and matures in May of 1999.

3.   NONRECURRING CHARGES:

     In the first quarter of fiscal 1998, the Company recorded a special charge of $1,979,000 associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC (Anasazi), a professional salon products manufacturing firm the Company acquired in fiscal 1997. Anasazi was sold to Curtis Acquisition LLC, which is controlled by two members of the Company's Board of Directors, one of whom is the Chairman.

     In the second quarter of fiscal 1997, the Company recorded $18,731,000 of merger and restructuring costs associated with the acquisition of Supercuts.

4.   NET INCOME PER SHARE:

     During the second quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share (EPS).

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

     The following provides information related to the calculation of the Company's basic and diluted EPS:


                                                                                FOR THE PERIODS ENDED MARCH 31,
                                                                                ------------------------------
                                                                       THREE MONTHS                   NINE MONTHS
                                                                       ------------                   -----------

                                                                 1998              1997           1998           1997
                                                                 ----              ----           ----           ----

      Weighted average common shares outstanding              23,429,759       22,601,573      23,373,154     22,590,064

      Common equivalent shares assuming
      conversion of dilutive securities                          605,400          474,182         605,041        -----
                                                              ----------       ----------      ----------     ----------

      Weighted average common and common
      equivalent shares outstanding                           24,035,159       23,075,755      23,978,195     22,590,064
                                                              ----------       ----------      ----------     ----------
                                                              ----------       ----------      ----------     ----------

5.   STOCK PURCHASE PLAN:

     The Company has an employee stock purchase plan (SPP), available to substantially all employees. Under the terms of the plan, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15 percent of the purchase price of the stock to be purchased on the open market, not to exceed an aggregate contribution of $2,200,000. In February 1998, in order to encourage increased employee ownership of the Company's stock, the maximum contribution to the plan was increased from $1,200,000 to $2,200,000.

                       REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 1998, the related consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997 and cash flows for the nine months ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
April 22, 1998

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                       SUMMARY

Regis Corporation, based in Minneapolis, is the world's largest owner, operator, franchisor and consolidator of hair and retail product salons with 3,508 salons (813 franchised) in 50 states, Puerto Rico and Canada, and seven international countries at March 31, 1998. Regis operates and franchises salons in six divisions: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle Family Hair Salons and International, and has 27,000 employees worldwide.

Third quarter revenues grew to a record $197,273,000, including franchise income of $6,300,000, a 12.4 percent increase over fiscal 1997 third quarter total revenues of $175,488,000. In the third quarter of fiscal 1998, operating income grew 42.1 percent to $13,889,000, and net income grew to a record $6,769,000 or $.28 per share, a diluted earnings per share increase of 55.6 percent.

Revenues for the nine months ended March 31, 1998, grew to a record $584,906,000, including franchise income of $19,671,000, an 11.9 percent increase over total revenues of $522,551,000 in the comparable fiscal 1997 period. Excluding nonrecurring items in both periods, nine month fiscal 1998 operating income grew 33.2 percent to $43,804,000, and net income grew to $21,634,000 or $.90 per share, a diluted earnings per share increase of
40.6 percent.

Fiscal 1998 and 1997 results reflect certain previously reported nonrecurring items comprised primarily of merger and restructuring costs associated with the acquisition of Supercuts and disposition of Anasazi. As a result, the Company reported third quarter fiscal 1998 net income of $6,769,000, or $.28 per share, compared to net income of $4,251,000, or $.18 per share, in the third quarter the previous year. For the first nine months of fiscal 1998, the Company reported net income of $20,522,000, or $.86 per share, compared to a net loss of $88,000 in the first nine months of fiscal 1997.

                                RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.




                                                              THREE MONTHS        NINE MONTHS
                                                               ------------       -----------
                                                             1998      1997      1998      1997
                                                             ----      ----      ----      ----

     Company-owned service revenues (1)                      71.1%     72.3%     70.8%     72.5%
     Company-owned product revenues (1)                      28.9      27.7      29.2      27.5
     Franchise income                                         3.2       3.8       3.4       3.8

     Company-owned operations:
          Profit margins on service (2)                      42.5      41.2      42.7      41.7
          Profit margins on product (3)                      45.7      43.9      45.3      44.7
          Direct salon (1)                                    9.1       9.3       9.3       9.7
          Rent (1)                                           14.1      14.1      13.9      14.0
          Depreciation (1)                                    3.4       3.2       3.3       3.3

               Direct salon contribution (1)                 16.9      15.3      17.0      15.5

     Selling, general and administrative                     11.1      11.4      10.9      11.0
     Depreciation and amortization                            1.2       1.2       1.1       1.1
     Nonrecurring charges                                     -         -         0.3       3.6

     Operating income                                         7.0       5.6       7.2       2.7
     Income before income taxes                               5.9       4.3       6.0       1.5
     Net income                                               3.4       2.4       3.5       0.0

     Operating income, excluding                              7.0       5.6       7.5       6.3
       nonrecurring items
     Net income, excluding nonrecurring items                 3.4       2.3       3.7       2.8

     (1)  Computed as a percent of company-owned revenues
     (2)  Computed as a percent of company-owned service revenues
     (3)  Computed as a percent of company-owned product revenues

THREE MONTHS ENDED MARCH 31, 1998, COMPARED TO THREE MONTHS ENDED MARCH 31,
1997:

REVENUES

REVENUES for the third quarter of fiscal 1998 grew to a record $197,273,000, an increase of $21,785,000 or 12.4 percent, over the same period in fiscal 1997. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased 11.2 percent in the third quarter of fiscal 1998 to $261,620,000 from $235,184,000 in the same period in fiscal 1997. These increases in company-owned and system-wide sales are the result of same-store sales increases from existing salons, as well as the total number of salons added to the system through net salon openings and acquisitions.

For the third quarters of fiscal 1998 and 1997, respectively, revenues by division are as follows:



                                                           1998                 1997
                                                           ----                 ----

                 Regis Hairstylists                     $73,809,000        $ 68,350,000
                 Strip Centers (primarily Supercuts)     27,778,000          22,663,000
                 MasterCuts                              26,789,000          23,529,000
                 Trade Secret                            28,718,000          23,564,000
                 Wal-Mart/SmartStyle                     10,586,000           7,618,000
                 International                           23,293,000          23,094,000
                 Franchise Income                         6,300,000           6,670,000
                                                       ------------        ------------
                                                       $197,273,000        $175,488,000
                                                       ------------        ------------
                                                       ------------        ------------

Same-store sales for domestic company-owned salons increased 5.0 percent in the third quarter of fiscal 1998, compared to 3.6 percent in the same period in fiscal 1997. System-wide same-store sales for the third quarter of fiscal 1998 increased 5.5 percent, compared to 2.9 percent in the same period a year ago. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 17,858,000 customers were served system-wide during the third quarter of fiscal 1998. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the third quarter of fiscal 1998 were $135,855,000, an increase of $13,860,000, or 11.4 percent, over the same period in fiscal 1997. This increase is a result of strong service same-store sales growth of 5.3 percent, salon acquisitions during the past twelve months and accelerated new salon construction.

PRODUCT REVENUES in the third quarter of fiscal 1998 grew to $55,118,000, an increase of $8,295,000, or 17.7 percent, over the same period of fiscal 1997. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 4.7 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise and the addition of 39 new Trade Secret salons between periods. Product revenues as a percent of total company-owned revenues increased to 28.9 percent of revenues compared to 27.7 percent of revenues in the same period of fiscal 1997.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, was $6,300,000 in the third quarter of fiscal 1998, compared to $6,670,000 in the same period of fiscal 1997. The slight decrease in franchise income is a result of a reduction in royalty rates charged to the franchisees. The Company believes that the reduction in royalty rates will not have an adverse affect on earnings due to a corresponding decrease in the level of service provided to the franchisees.

COST OF REVENUES

The aggregate cost of service and product revenues in the third quarter of fiscal 1998 were $108,070,000, compared to $98,012,000, in the same period in fiscal 1997. The resulting combined gross margin percentage for the third quarter of fiscal 1998 improved 150 basis points to 43.4 percent of company-owned revenues compared to 41.9 percent of company-owned revenues in the same period in fiscal 1997. As discussed below, this improvement was primarily due to strong same-store sales and the increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS improved to 42.5 percent in the third quarter of fiscal 1998, compared to 41.2 percent in the same period of fiscal 1997. This 130 basis point improvement is primarily due to continued sales leverage of Supercuts' fixed cost payrolls, and strong service same-store sales growth of 5.3 percent.

PRODUCT MARGINS were 45.7 percent in the third quarter of fiscal 1998, compared to 43.9 percent in the same period a year ago. This 180 basis point improvement was driven by lower product costs in Supercuts salons and stronger same-store sales in the Trade Secret division leveraged against fixed payroll costs.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $17,303,000 improved as a percent of company-owned revenues to 9.1 percent in the third quarter of fiscal 1998 from 9.3 percent in the same period of fiscal 1997. This improvement resulted from an increased ability to leverage these costs against increased revenues, which were a result of stronger same-store sales and a maturing salon base, as well as the closures of under-performing stores, primarily Supercuts salons.

RENT

Rent expense in the third quarter of fiscal 1998 was $26,914,000 or 14.1 percent of company-owned revenues, compared to $23,804,000, or 14.1 percent of company-owned revenues, in the same period of fiscal 1997.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level was 3.4 percent of company-owned revenues, an increase of 20 basis points over the third quarter in fiscal 1997, due to fixed costs growing at a slightly faster rate than sales due to the accelerated growth of newly constructed and acquired locations over the past two years.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the third quarter of fiscal 1998 to $32,251,000, or 16.9 percent of company-owned revenues, compared to $25,913,000, or 15.3 percent of company-owned revenues, in the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $21,832,000, or 11.1 percent of total revenues in the third quarter of fiscal 1998, compared to $20,064,000, or 11.4 percent of total revenues, in the same period of fiscal 1997. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). This 30 basis point improvement is a result of leveraging fixed costs against increased sales volumes during the quarter. The dollar increase is primarily driven by the Supercuts acquisition which resulted in higher warehouse expenses due to volume increases and additional corporate professional fees, which were more than offset by cost reductions associated with the amalgamation of the Supercuts administrative office functions.

All direct and indirect expenses associated with franchise operations, other than the cost of products sold to franchisees, are included in SG&A expense. The cost of products sold and associated franchise activities remained relatively consistent in the third quarters of fiscal 1998 and 1997.

DEPRECIATION AND AMORTIZATION - CORPORATE

Depreciation and amortization remained consistent at 1.2 percent of total revenues in both periods.

OPERATING INCOME

Operating income in the third quarter of fiscal 1998 improved to $13,889,000, or
7.0 percent of total revenues, an increase of $4,116,000, or 42.1 percent over the prior year operating income of $9,773,000, or 5.6 percent of total revenues. This improvement is attributable primarily to improved gross margins and the leveraging of direct salon and SG&A expenses.

INTEREST

Interest expense in the third quarter of fiscal 1998 was $2,615,000, or 1.3 percent of total revenues, compared to $2,506,000 or 1.4 percent of total revenues in the same period in fiscal 1997. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the current period.

INCOME TAXES

The Company's effective income tax rate for fiscal 1998 is estimated to be approximately 41.0 percent, compared to 66.6 percent in fiscal 1997. The Company's effective tax rate for fiscal 1997 was negatively affected by certain nondeductible merger and transaction costs (nonrecurring charges) associated with the Supercuts merger. Additionally, as part of the tax provision for the nine months ended March 31, 1997, the Company recorded a $1,500,000 charge associated with the resolution of Supercuts income tax matters related to years prior to 1997, resulting from the completion of an Internal Revenue Service examination. Exclusive of the effect of nonrecurring charges and the $1,500,000 resolution charge, the Company's effective tax rate for fiscal 1997 was 43.1 percent.

NET INCOME

Net income in the third quarter of fiscal 1998 was $6,769,000 or $.28 per diluted share, compared to a net income of $4,251,000 or $.18 per diluted share in the same period in fiscal 1997. Exclusive of nonrecurring items in the prior year, net income in the third quarter of fiscal 1998 increased to $6,769,000 or $.28 per diluted share, compared to net income in the same period in fiscal 1997 of $4,113,000 or $.18 per diluted share, an earnings per share increase of 55.6 percent.

NINE MONTHS ENDED MARCH 31, 1998, COMPARED TO NINE MONTHS ENDED MARCH 31, 1997:

REVENUES

REVENUES for the first nine months of fiscal 1998 were a record $584,906,000, an increase of $62,355,000, or 11.9 percent, over the same period of fiscal 1997. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased 11.1 percent in the first nine months of fiscal 1998 to $777,889,000 from $700,152,000 in the same period of fiscal 1997. These increases in company-owned and system-wide sales are the result of same-store sales increases from existing salons, as well as the total number of salons added to the system through net salon openings and acquisitions.

For the first nine months of fiscal 1998 and 1997, respectively, revenues by division are as follows:


                                                  1998           1997
                                                  ----           ----
     Regis Hairstylists                      $219,591,000   $204,675,000
     Strip Centers (primarily Supercuts)       77,360,000     70,366,000
     MasterCuts                                79,979,000     70,112,000
     Trade Secret                              86,126,000     66,382,000
     Wal-Mart/SmartStyle                       28,245,000     22,592,000
     International                             73,934,000     68,429,000
     Franchise Income                          19,671,000     19,995,000
                                             ------------   ------------
                                             $584,906,000   $552,551,000
                                             ------------   ------------
                                             ------------   ------------

Same-store sales for domestic company-owned salons increased 5.7 percent in the first nine months of fiscal 1998, compared to 2.9 percent in the same period in fiscal 1997. System-wide same-store sales for the first nine months of fiscal 1998 increased 5.3 percent, compared to 2.4 percent in the same period of fiscal 1997. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 53,438,000 customers system-wide were served during the first nine months of fiscal 1998. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the first nine months of fiscal 1998 were $399,965,000, an increase of $35,475,000, or 9.7 percent, over the same period of fiscal 1997. This increase is a result of strong service same-store sales growth of 5.5 percent, salon acquisitions during the past twelve months and accelerated new salon construction.

PRODUCT REVENUES in the first nine months of fiscal 1998 were $165,270,000 an increase of $27,204,000, or 19.7 percent, over the same period of fiscal 1997. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 6.3 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise, and the addition of 39 new Trade Secret salons between periods. Product revenues as a percent of total company-owned revenues increased to 29.2 percent of revenues compared to 27.5 percent of revenues in the same period of fiscal 1997.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, was $19,671,000 in the third quarter of fiscal 1998, compared to $19,995,000 in the same period of fiscal 1997. The slight decrease in franchise income is a result of a reduction in royalty rates charged to the franchisees. The Company believes that the reduction in royalty rates will not have an adverse affect on earnings due to a corresponding decrease in the level of service provided to the franchisees.

COST OF REVENUES

The aggregate cost of service and product revenues in the first nine months of fiscal 1998 were $319,669,000, compared to $288,928,000 in the same period of fiscal 1997. The resulting combined gross margin percentage for the first nine months of fiscal 1998 improved 90 basis points to 43.4 percent of company-owned revenues compared to 42.5 percent of company-owned revenues in the same period in fiscal 1997. As discussed below, this improvement was primarily due to strong same-store sales and the increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS improved to 42.7 percent in the first nine months of fiscal 1998, compared to 41.7 percent in the same period of fiscal 1997. This 100 basis point improvement is primarily due to continued sales leverage of Supercuts' fixed cost payrolls, and strong service same-store sales growth of
5.5 percent.

PRODUCT MARGINS improved to 45.3 percent in the first nine months of fiscal 1998, compared to 44.7 percent in the same period a year ago. This 60 basis point improvement was driven by lower product costs in Supercuts salons, offset by increased discounting costs primarily in the Regis Hairstylists division as the result of the Company's 75th anniversary sale that took place in October 1997.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $52,440,000 improved as a percent of company-owned revenues to 9.3 percent in the first nine months of fiscal 1998 from 9.7 percent in the same period of fiscal 1997. This improvement resulted from an increased ability to leverage these costs against increased revenues, which were a result of stronger same-store sales and a maturing salon base, as well as the closures of under-performing stores, primarily Supercuts salons.

RENT

Rent expense in the first nine months of fiscal 1998 was $78,657,000, or 13.9 percent of company-owned revenues, compared to $70,383,000 or 14.0 percent of company-owned revenues in the same period in fiscal 1997. The 10 basis point improvement is primarily due to leveraging this fixed cost against increasing revenues.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level was 3.3 percent of company-owned revenues, consistent with that of the first nine months in fiscal 1997.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the first nine months of fiscal 1998 to $95,898,000, or 17.0 percent of company-owned revenues, compared to $78,069,000, or 15.5 percent of company-owned revenues, in the same period of fiscal 1997.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses were $63,877,000, or 10.9 percent of total revenues in the first nine months of fiscal 1998, compared to $57,637,000, or 11.0 percent of total revenues, in the same period in fiscal 1997. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Although the percentage of SG&A to total revenues remained relatively consistent, the dollar increase is primarily driven by the Supercuts acquisition which resulted in higher warehouse expenses due to volume increases and additional corporate professional fees, which were more than offset by cost reductions associated with the amalgamation of the Supercuts administrative office functions.

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

NON RECURRING CHARGES

See Note 3 to the unaudited Consolidated Financial Statements.

OPERATING INCOME

Exclusive of nonrecurring items, operating income in the first nine months of fiscal 1998 improved to $43,804,000, or 7.5 percent of total revenues, an increase of $10,906,000, or 33.2 percent over the prior year period operating income of $32,898,000, or 6.3 percent of total revenues. This improvement is attributable primarily to improved gross margins and the leveraging of fixed costs.

INTEREST

Interest expense in the first nine months of fiscal 1998 was $7,502,000, or 1.3 percent of total revenues, compared to $7,480,000, or 1.4 percent of total revenues, in the same period in fiscal 1997. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the current period.

INCOME TAXES

The Company's effective income tax rate for fiscal 1998 is estimated to be approximately 41.0 percent, compared to 66.6 percent in fiscal 1997. The Company's effective tax rate for fiscal 1997 was negatively affected by certain nondeductible merger and transaction costs (nonrecurring charges) associated with the Supercuts merger. Additionally, as part of the tax provision for the nine months ended March 31, 1997, the Company recorded a $1,500,000 charge associated with the resolution of Supercuts income tax matters related to years prior to 1997, resulting from the completion of an Internal Revenue Service examination. Exclusive of the effect of nonrecurring charges and the $1,500,000 resolution charge, the Company's effective tax rate for fiscal 1997 was 43.1 percent.

NET INCOME (LOSS)

Net income in the first nine months of fiscal 1998 improved to $20,522,000 or $.86 per diluted share, compared to a net loss of $88,000 in the same period in fiscal 1997. Exclusive of nonrecurring items in both periods, net income in the first nine months of fiscal 1998 increased to $21,634,000, or $.90 per diluted share, compared to net income in the same period in fiscal 1997 of $14,814,000, or $.64 per diluted share, an earnings per share increase of 40.6 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first nine months of fiscal 1998 improved to $53,074,000 compared to $14,423,000 during the same period in fiscal
1997.   The increase between the two periods is due to improved operating performance in the current period and the merger and transaction costs associated with the Supercuts merger in the prior year period.

During the first nine months of fiscal 1998, the Company had worldwide capital expenditures of $52,389,000, of which $4,176,000 related to acquisitions of 162 salons, $5,695,000 for capital lease obligations, $8,891,000 for the Company's new distribution center and $6,950,000 for the purchase of additional administrative office facilities. The Company constructed a total of 132 new salons including 26 new Regis Hairstylists salons, 34 new MasterCuts salons, 26 new Trade Secret salons, 30 new Wal-Mart/SmartStyle salons, one new Strip Center salon and 15 new International salons, and completed 69 major remodeling projects. All salon capital expenditures during the first nine months of fiscal 1998 were funded primarily by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1998 will include the construction of approximately 200 new company-owned salons, and 75 major remodeling and conversion projects. It is expected the Company's total capital expenditures in fiscal 1998 will be approximately $57,000,000, excluding acquisitions, with approximately $41,000,000 related to new salon construction and renovations. The remaining $16,000,000 is related to the construction of the Company's new distribution center and the purchase of additional administrtive office facilities. Expenditures will be funded in part through borrowings under existing credit facilities and capital lease arrangements.

FINANCING

See Note 2 to the unaudited Consolidated Financial Statements.

In March 1998, the Company sold an additional 400,000 common shares for $10,410,000, net of issuance costs. The proceeds will be used for general working capital purposes and to finance current fiscal year acquisitions of businesses in the hairstyling and hair care products industry.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

During the first nine months of fiscal 1998, the Company paid dividends of $.06 per share or $1,401,000. In May 1998, the Board of Directors of the Company approved an increase in the Company's quarterly cash dividend to $.03 per share from $.02 per share. The dividend is payable to shareholders of record on May 22, 1998.

YEAR 2000

The Company has already begun the necessary software conversion and programming modifications to comply with the Year 2000 computer software issues for significant portions of its software and computer systems. Based on the Company's most recent assessment, the associated expense to be incurred is estimated to be approximately $5,000,000. Such expenses are estimated to be incurred and charged to earnings over the next twenty-four months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit 15     Letter Re:  Unaudited Interim Financial Information.

Exhibit 27     Financial Data Schedule



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended March 31, 1998.

                                      Exhibit 15
                 LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, North West
Washington, D.C. 20549
                                             RE:  Regis Corporation
                                             Registrations on Form S-8
                                             (File No. 33-44867, No. 33-89882)
                                             Registration on Form S-4
                                             (File No. 333-12099)
                                             Registrations on Form S-3
                                             (File No. 333-28511, No. 33-82094,
                                             No. 33-86276, No. 33-89150,
                                             No. 33-92244,  No. 33-96224,
                                             No. 33-80337 and No. 333-49165)


We are aware that our report dated April 22, 1998, on our reviews of the interim financial information of Regis Corporation as of March 31, 1998 and for the three and nine month periods ended March 31, 1998 and 1997, and included in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998, is incorporated by reference in these registration statements. Pursuant to Rule 43(c) under the Securities Act of 1933, this report should not be considered a part of such registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.




                                             /s/ Coopers & Lybrand L.L.P.

                                             Coopers & Lybrand L.L.P.

Minneapolis, MN
May 12, 1998

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        REGIS CORPORATION




Date: May 12, 1998                       By: /s/ Randy L. Pearce
                                        ---------------------------------
                                           Randy L. Pearce
                                           Senior Vice President, Finance
                                           Chief Financial Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           accounting officer