Form 10-K
period 1998-06-30
REGIS CORP
filed 1998-09-17
CIK 716643

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

           /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998

                                      OR

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                               --------     --------

Commission file number   0-11230
                         -------

                                Regis Corporation
                             -----------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                               41-0749934
--------------------------                                 ------------------
State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization                           Identification No.)

7201 Metro Boulevard, Edina, Minnesota                                   55439
----------------------------------------                   -------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code              (612) 947-7777
                                                                --------------
Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered

     None                                                        None
--------------                                          ----------------------

            Securities registered pursuant to section 12(g) of the Act:

                    Common Stock, Par Value $.05 per share
            -----------------------------------------------------------
                              (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S- K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $26.38 per share as of September 4, 1998, as quoted on the NASDAQ), was $472,840,607.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 4, 1998, was 23,838,780.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement dated September 17, 1998 and Annual Report to Shareholders for the year ended June 30, 1998, are incorporated by reference into Parts I, II and III.

                                     PART I

ITEM 1.   BUSINESS
BACKGROUND

Regis Corporation (the Company), based in Minneapolis, is the largest owner, operator, franchisor, and consolidator of hair and retail product salons in the world. The Regis worldwide operations include 3,539 hairstyling salons at June 30, 1998 operating in six divisions: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle and International. Worldwide operations include 2,723 company-owned salons and 816 franchised salons operating primarily as Supercuts salons. The Company has 28,000 employees worldwide (excluding franchisee operations).

INDUSTRY OVERVIEW

Management estimates that annual revenues of the haircare industry are $40 billion in the United States and $80 billion worldwide. The industry is highly fragmented with the vast majority of haircare salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional haircare services, such as coloring.

BUSINESS STRATEGY

The Company's goal is to provide high quality haircare services and products to customers in different market groups through physically attractive salons located in high profile and convenient locations. The key elements of the Company's strategy to achieve these goals are the following:

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

During fiscal 1998, the Company and its franchisees provided services to 71.8 million customers worldwide.

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

STRIP-MALL-BASED LOCATIONS. The merger with Supercuts on October 25, 1996, positions the Company in the rapidly growing strip shopping center segment of the retail haircare market in the United States (see below). Supercuts salons are conveniently located in strip shopping centers with adequate traffic, appropriate trade area demographics, good visibility within the center or from adjoining streets, effective signage, easy access and adequate parking. Supercuts seeks to locate its salons in so-called "power strips", anchored by the number one or two grocery chain in the specific market or alternatively, a major mass merchant. In addition to Supercuts, the Company has added 62 strip center salons (11 franchised) in 1998, which together with Supercuts, comprise the Strip Center Salons division.

MULTIPLE SALON CONCEPTS. Regis operates six salon concepts: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle and International. Regis' various salon concepts in the United States address the major segments of the salon market. The Company's regional mall salon concepts provide the Company with the ability to have multiple locations in a single mall and the flexibility to convert concepts if mall demographics or customer preferences shift.

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

The Company also operates salons outside of the mall concepts, as mentioned previously. The Strip Center Salons division primarily targets the male population with affordable hair care salons in strip centers. SmartStyle salons located in Wal-Mart stores and supercenters offer promotionally priced, family-oriented hair care. The International salons are located in department stores, hotels and stand-alone locations and are primarily focused on the moderate-to-upscale market.

EXPANSION. The Company has grown through increased revenues from existing salons, constructing additional salons, and mergers and acquisitions. During the five year period ended June 30, 1998, the Company has added 2,228 net units (including franchised salons) to its worldwide salon base from new salon construction and merger and acquisitions. During this same period of time, the Company added new operating divisions, Trade Secret and Wal-Mart/SmartStyle, merged with Supercuts (see below), and expanded its Regis Hairstylists,

MasterCuts and International salon divisions. In addition to continuing its salon acquisition strategy, the Company expects to construct about 275 new company-owned salons and complete approximately 125 major remodeling and conversion projects during fiscal 1999.

The Company intends to continue to focus future growth of salons in strip shopping centers across the United States as it adds additional company-owned salons and assists current and new franchisees in their expansion and market development. The Company believes the growth opportunities in the strip shopping center segment of the retail haircare market in the United States are vast, and will complement the Company's continuing growth of other divisions. The Company does not intend to refocus other divisions, now located in enclosed shopping malls throughout the United States, into the strip shopping center segment of the retail haircare market, nor does it intend to refocus its strip center salons into the enclosed shopping mall segment of the retail haircare market in the United States. The Strip Center Salon division (primarily Supercuts) does not have operations outside North America. The Company may elect to grow this division through international expansion, but any such plans have not been finalized.

HIGH QUALITY HAIRCARE PRODUCTS. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized haircare products such as Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Sebastian-Registered Trademark-, Redken-Registered Trademark-, and Nexxus-Registered Trademark- and a complete line of products sold under the Regis label, which is the Company's best selling product line. The salon branded products are typically sold only through professional salons and generate slightly higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell haircare products as well as services such as color treatments and manicures to their customers. Sales of haircare products increased 18.1 percent in fiscal 1998 to $221.6 million and represented 28.7 percent of total revenues.

CONTROL OVER SALON OPERATIONS. Regis controls the quality of operations and enjoys certain economies of scale in terms of certain corporate and store level expenses. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure that hairstylists are knowledgeable and provide consistent quality haircare services.

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

REGIS HAIRSTYLISTS

Regis Hairstylists are full-service salons providing complete haircare and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Hairstylists salons is approximately 70 percent women and 30 percent men. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as haircare products. The average sale at Regis Hairstylists salons is approximately $21. Regis Hairstylists salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high-quality services. At June 30, 1998, the Company operated 820 Regis Hairstylists salons in shopping malls in North America. Revenues from the Regis Hairstylists salons were $294.6 million, or
37.0 percent of the Company's total revenues, in fiscal 1998. The Company expects to construct about 45 new Regis Hairstylists salons in fiscal 1999.

STRIP CENTER SALONS (PRIMARILY SUPERCUTS)

The Strip Center Salons division is primarily comprised of Supercuts stores. This concept provides consistent high quality haircare services to its customers at convenient times and locations and at a reasonable price. The services offered by strip center salons are limited and standardized. The salons are designed for ease of operation and the demand for basic haircare is believed to be recession resistant and non-seasonal. This concept appeals to men, women and children, although male customers account for over 75 percent of total haircuts. Consumer research indicates that males get their hair cut slightly more often (8-9 times annually) than females (7-8 times annually) and their haircuts generally take less time. The Strip Center concept targets a male audience. At June 30, 1998, the Company operated 1,268 strip center salons in North America, including 775 franchised locations. Revenues and income from company-owned strip center salons and franchising activity was $108.1 million and $23.4 million, respectively, or 16.5 percent of the Company's total revenues in fiscal 1998. The Company expects to construct about 45 new company-owned and add about 80 franchised strip center salons in fiscal 1999.

MASTERCUTS FAMILY HAIRCUTTERS

MasterCuts Family Haircutters salons serve a broader customer base than Regis Hairstylists and respond to competitive pressures for lower cost haircare services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Hairstylists salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Hairstylists salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $11. The MasterCuts salons place more emphasis on discount or promotional pricing for the services being offered in order to compete more effectively with the chains of salons, primarily franchises, now offering such services at discount prices. In certain markets, the Company has been able to improve a salon's performance by converting it to a MasterCuts salon. At June 30, 1998, the Company operated 412 MasterCuts salons in North America. Revenues from MasterCuts salons accounted for $107.8 million, or
13.5 percent of the Company's total revenues, in fiscal 1998. During fiscal 1999, the Company plans to construct approximately 50 new MasterCuts salons.

TRADE SECRET

Trade Secret salons emphasize haircare and beauty product sales in a retail setting while providing high-quality haircare services. Trade Secret salons are designed to display and attract sales of haircare and beauty products. Trade Secret salons offer the same products as the Regis Hairstylists and MasterCuts salons, but also have additional haircare items. The average sale at Trade Secret salons is approximately $16. At June 30, 1998, the number of Trade Secret salons totaled 374 in North America, including 34 franchised locations. Revenues and franchise income from company-owned Trade Secret salons and franchising activity during fiscal 1998 was $115.0 million and $2.8 million, respectively, or 14.7 percent of the Company's total revenues. The Company anticipates constructing approximately 40 new Trade Secret salons in fiscal 1999.

WAL-MART/SMARTSTYLE FAMILY HAIR SALONS

The Company expanded into the mass merchant retail arena in May 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair cutting, and product revenues contribute solidly to overall revenues. In fiscal 1998, the Company introduced a new brand name, SmartStyle Family Hair Salons, for its Wal-Mart salons and plans to rapidly expand this new brand name into its Wal-Mart salons in fiscal 1999. The Company operated 273 salons within Wal-Mart stores and supercenters at June 30, 1998. Revenue from Wal-Mart salons totaled $40.3 million, or 5.0 percent of the Company's total revenue. The Company anticipates constructing about 80 new SmartStyle salons in Wal-Mart stores and supercenters in fiscal 1999.

INTERNATIONAL SALON OPERATIONS

The Company operated 392 hair care salons in eight countries outside of the United States at June 30, 1998, including 322 salons in the United Kingdom. Canadian salons operate under the Regis Hairstylists, MasterCuts and Trade Secret tradenames and revenues are included within the respective operating divisions, while salons in the remaining seven countries operate in freestanding locations and department stores under license arrangements. Revenues from the International salon operations were $106.2 million, or 13.3 percent of the Company's total revenues, in fiscal 1998. The Company expects to continue to modestly increase its International salon base in fiscal 1999.

NEW SALON DEVELOPMENT

The table on the following page sets forth the number of Company salons opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

                             SALON LOCATION SUMMARY

                                           1994     1995    1996    1997    1998
                                           ----     ----    ----    ----    ----
REGIS
    Open at beginning of period             802      801     787     797     811
    Salons constructed                       24       17      31      28      33
    Acquired                                  6        9       9      18      15
    Less:  Relocations                       11       11      11      10      15
                                           ----     ----    ----    ----    ----
       Net salon openings                    19       15      29      36      33
    Conversions                              (3)     (10)     (4)     (4)
    Salons closed or sold                   (17)     (19)    (15)    (18)    (24)
                                           ----     ----    ----    ----    ----

    Open at end of period                   801      787     797     811     820
                                           ----     ----    ----    ----    ----
                                           ----     ----    ----    ----    ----

STRIP CENTERS (PRIMARILY SUPERCUTS)
Company-Owned:
    Open at beginning of period             185     326     464     507     419
    Salons constructed                       87     107      44       4       4
    Acquired                                         16       1              47
                                           ----    ----    ----    ----    ----
       Net salon openings                    87     123      45       4      51
    Conversions (1)                          59      21       9     (61)     38
    Salon closed or sold                     (5)     (6)    (11)    (31)    (15)
                                           ----    ----    ----    ----    ----

    Open at end of period                   326     464     507     419     493
                                           ----    ----    ----    ----    ----
                                           ----    ----    ----    ----    ----

Franchised Salons:
    Open at beginning of period             646     617     629     661     757
    Salons added                             35      41      41      37      41
    Acquired                                                  3              30
    Less: Relocations                                                         3
                                           ----    ----    ----    ----    ----
       Net salon openings                    35      41      44      37      68
    Conversions (1)                         (59)    (21)     (9)     61     (38)
    Salon closed or sold                     (5)     (8)     (3)     (2)    (12)
                                           ----    ----    ----    ----    ----

    Open at end of period                   617     629     661     757     775
                                           ----    ----    ----    ----    ----
                                           ----    ----    ----    ----    ----

MASTERCUTS
    Open at beginning of period             229     257     283     327     362
    Salons constructed                       25      21      33      36      50
    Acquired                                  3       1      12       2       8
    Less:  Relocations                        3       2       3       3       4
                                           ----    ----    ----    ----    ----
       Net salon openings                    25      20      42      35      54

    Conversions                               3      10       3       3
    Salon closed or sold                             (4)     (1)     (3)     (4)
                                           ----    ----    ----    ----    ----

    Open at end of period                   257     283     327     362     412
                                           ----    ----    ----    ----    ----
                                           ----    ----    ----    ----    ----

                                        9

                                           1994     1995    1996    1997    1998
                                           ----     ----    ----    ----    ----
TRADE SECRET
Company-Owned:
    Open at beginning of period              55     106     152     219     302
    Salons constructed                       22      28      40      56      32
    Acquired                                 30      19      11      11      14
    Less:  Relocations                        2       1       4       4       4
                                          -----   -----   -----   -----   -----
       Net salon openings                    50      46      47      63      42
    Conversions (1)                           1       2      20      24       2
    Salon closed or sold                             (2)             (4)     (6)
                                          -----   -----   -----   -----   -----

    Open at end of period                   106     152     219     302     340
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----

Franchised Salons:
    Open at beginning of period                      64      68      55      38
    Salons added                              1       7       8       6
    Acquired                                 64

    Less:  Relocations                                        1
                                          -----   -----   -----   -----   -----
       Net salon openings                    65       7       7       6
    Conversions (1)                          (1)     (2)    (19)    (23)     (2)
    Salon closed or sold                             (1)     (1)             (2)
                                          -----   -----   -----   -----   -----

    Open at end of period                    64      68      55      38      34
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----

WAL-MART/SMARTSTYLE
    Open at beginning of period                                     157     181
    Salons constructed                                        3      24      45
    Acquired                                                154              47
                                          -----   -----   -----   -----   -----
       Net salon openings                                   157      24      92

    Open at end of period                                   157     181     273
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----
INTERNATIONAL(2)
    Open at beginning of period             225     251     244     408     423
    Salons constructed                        6       9       9      26      17
    Acquired                                 27       2     178       3
    Less:  Relocations                                        1
                                          -----   -----   -----   -----   -----
       Net salon openings                    33      11     186      29      17

    Salons closed or sold                    (7)    (18)    (22)    (14)    (48)
                                          -----   -----   -----   -----   -----

    Open at end of period                   251     244     408     423     392
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----

Grand total, system-wide                  2,422   2,627   3,131   3,293   3,539
                                          -----   -----   -----   -----   -----
                                          -----   -----   -----   -----   -----

Major remodelings & conversions              35      46      65      72      97
                                           ----    ----    ----    ----    ----
                                           ----    ----    ----    ----    ----

(1) Represents primarily the acquisition of franchise locations.
(2) Canadian salons are included in the Regis, MasterCuts and Trade Secret divisions and not included in the International salon totals.

Of the 181 new company-owned salons constructed in fiscal 1998, 33 were Regis Hairstylists salons, 4 were Strip Center Salons, 50 were MasterCuts, 32 were Trade Secret, 45 were Wal-Mart/SmartStyle and 17 were International salons. The Company intends to construct approximately 275 new company-owned salons during fiscal year 1999. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals.

HAIRCARE PRODUCTS

In recent years, the Company has placed emphasis on the sales of higher-margin haircare products, with the result that such revenues have become an increasingly important part of the Company's business, having grown from 5.4 percent of total company-owned revenues in fiscal 1987 to 28.7 percent in fiscal 1998. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988 and the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The haircare products offered are primarily shampoos, hair conditioners, fixatives and hair sprays. Regis, MasterCuts, and Trade Secret private label products, as well as lines of salon branded products are sold only through licensed beauty salons, including Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Redken-Registered Trademark-, Sebastian-Registered Trademark-, and Nexxus-Registered Trademark-. The Regis line continues to be the Company's best selling product line. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations.
There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

The Company is the largest shopping mall tenant which operates haircare salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. In the United States, there are approximately 1,850 enclosed malls which meet the Company's performance criteria with several new shopping malls developed each year. At June 30, 1998, the Company's 1,606 United States and Canadian mall-based salons were located in 1,047 shopping malls. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis Hairstylists, MasterCuts and Trade Secret salons, of which the Company has penetrated less than 50 percent.

The Company generally locates its Regis, MasterCuts and Trade Secret salons in fully enclosed, climate-controlled shopping malls classified as "regional" having 400,000 or more square feet of leasable area and at least two full-line department store anchor tenants. The Company's experience has been that selecting the proper mall and obtaining a favorable, high-traffic location within the mall are important determinants of the success of a new salon. For existing malls, the Company evaluates the current sales per square foot of selected tenants, the stature and strength of the anchor stores and the other major tenants, the location and traffic patterns within the mall, and the proximity of competitors. In addition, the Company may conduct site surveys and physical observations to assess the location, traffic patterns and competitive environment.

Several trends have enabled the Company to continue to lease high-profile space in existing malls. Leasing velocity and turnover have increased because the average length of shopping mall lease terms has steadily descended. Also, many larger tenants are downsizing their leased areas to make better use of costly space, thereby creating available floor space which can be leased for other uses. Additionally, many existing malls are being expanded, renovated and remerchandised. Because of these factors, the Company believes that it has ample expansion opportunities and therefore can be selective in establishing new locations.

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

STANDARDS OF OPERATIONS

All Supercuts franchisees are required to conform to Company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company's field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with Supercuts standards. In addition, to further ensure such conformity, the Company enters into the lease for the store site directly with the landlord, and subsequently subleases the site to the franchisee. The sublease provides the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 5 of "Notes to the Consolidated Financial Statements" for further information.

FRANCHISE SALES

Franchise expansion is now being encouraged and will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees who open more than one salon receive a reduction in franchise fees.

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

FRANCHISE TERMS

Supercuts franchisees pay monthly royalty fees based on service and product revenues. In addition, franchisees pay an advertising fee of five percent of service revenues, which is held in a separate account and administered by the Company. In calendar 1997, franchisees contributed approximately $10.9 million to the advertising fund. All royalties and advertising fees are due monthly.

The franchisees pay an initial franchise fee for each new franchise location. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital. New franchisees also must pay an initial fee for franchisee training.

The existing franchise agreements have an initial term of 10 years with the option by the franchisee to renew for one additional ten-year period. Upon renewal, franchisees pay a renewal fee of four percent of the franchisee's total store revenues for the prior 12 months. During fiscal 1998, all agreements eligible for renewal were renewed. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

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

Supercuts maintains an Advertising Fund (the "Fund") that provides comprehensive advertising and sales promotion support for the Supercuts system. All Supercuts stores, company-owned and franchised, contribute five percent of service revenues to the Fund, 80 percent of which is allocated to the contributing market for media placement and local marketing activities and 20 percent of which is allocated for national advertising campaigns and system-wide activities. Each new franchised salon opened by a new franchisee or by an existing franchisee in a new market, contributes $5,000 for grand opening expenses. Additionally, stores may contribute supplemental funds to pay for advertising costs above their total market contributions. The Company's marketing department administers (at no additional cost to the franchisees or the Fund) the development of system-wide advertising and promotion, working with McCann-Erickson San Francisco, as agency of record. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty. In calendar 1997, $15.2 million was paid into the Fund, by both franchised and company-owned Supercuts stores.

Supercuts conducts regular, system-wide promotional programs for markets and an initial grand opening program for new stores. Each includes broadcast, print, direct mail and public relations campaigns.

In many of the Company's salons, stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. In a unique three-year agreement, the Company will support three postdoctoral fellows known as Regis Scholars, to conduct research in the field of breast cancer at the Mayo Foundation, Rochester, MN. The goal of the Regis Scholars program is to further the prevention, diagnosis and treatment of breast cancer, and to recruit and train future leaders in the biology of the disease. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Breast Cancer Foundation Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis on Mother's Day to help fund breast cancer research, education, screening and treatment. The Company has reached nearly $2.2 million in fundraising for breast cancer charities.

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

Supercuts provides extensive initial and ongoing training to stylists through its system of field educators. Every stylist must attend a training course at one of the Supercuts' designated training centers at which they are taught the Supercuts' haircutting technique and customer service principles. Stylists may be recertified every six to nine months. For annual re-certification each stylist must participate in a combination of store seminars and studio visits.

STAFF RECRUITING AND RETENTION

Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. The Company's supervisory team seeks to recruit entrepreneurial salon managers who display initiative and imagination. The Company has been successful in recruiting capable managers and stylists for a number of reasons. To employ and retain qualified and productive employees, the Company utilizes a broad compensation system including cash incentives, merchandise awards, Company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations in quality malls, as well as name-recognition from Supercuts and Wal-Mart, and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

The size of the Company's salons ranges from 500 to 2,300 square feet, with the typical salon having about 1,100 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, averages in the range of approximately $40,000 to $173,000, with about 80 percent of the total construction cost for leasehold improvements and the balance for salon fixtures, equipment, and inventory.

The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new salons. The Company has developed considerable expertise in designing upscale, visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times.
The Company's salons are airy in appearance with open storefronts and have limited partitions. Haircare products offered for sale are prominently and attractively displayed in the salons. Each of the Company's salon concepts has a different design related to the image to be projected. Regis Hairstylists salons are more upscale in design and utilize wood and marble floors, mirrors and contrasting black and creme colors. Supercuts salons are functional in design and tastefully furnished, consistent with its image of a quality provider of affordable haircutting services. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Hairstylists salons, and also have open and easily accessible product displays. Wal-Mart/SmartStyle salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and brightly colored to complement the Wal-Mart retail environment.

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

Over the years, the Company has developed uniform procedures for opening new salons in such a manner as to maximize revenues from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high-quality, profitable salon.

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

EMPLOYEES

As of June 30, 1998, the Company had 28,000 full- and part-time employees worldwide, of which approximately 23,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

GOVERNMENTAL REGULATIONS

The Company is subject to various federal, state and local laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its cosmetology business, including health and safety. As a franchisor, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the "FTC Rule") and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.

The Company believes it is operating in substantial compliance with applicable laws and regulations governing operations.

ITEM 1a.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included on pages 3 and 4 of the Registrant's Proxy Statement dated September 17, 1998, and is incorporated herein by reference.

       Information relating to Executive Officers of the Company follows:

     Name                          Age                     Position
----------------                   ---        ----------------------------------
Myron Kunin                        69          Chairman of the Board of Directors

Paul D. Finkelstein                56          President, Chief Executive Officer
                                               and Director

Christopher A. Fox                 48          Executive Vice President and Director

Randy L. Pearce                    43          Senior Vice President, Finance and
                                               Chief Financial  Officer

William E. Halfacre                57          Senior Vice President, Retail and
                                               Purchasing

Bruce Johnson                      45          Senior Vice President, Design and
                                               Construction

Mark Kartarik                      42          Senior Vice President and President,
                                               Supercuts Inc.

Gordon Nelson                      47          Senior Vice President, Fashion and
                                               Education

Anthony W.E. Rammelt               61          Senior Vice President, International

Bert M. Gross                      68          Senior Vice President, General Counsel

Mary Andert                        43          Senior Vice President, Marketing

Sharon Kiker                       53          Chief Operating Officer, Regis
                                               Hairstylists

Kris Bergly                        37          Chief Operating Officer,
                                               Wal-Mart/SmartStyle

Robert Ribnick                     37          Chief Operating Officer, MasterCuts

Myron Kunin has served as Chairman of the Board of Directors of the Company since 1983, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. He is also President, Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., the Company's principal shareholder. He is also a director of Nortech Systems Incorporated and The Cerplex Group, Inc.

Paul D. Finkelstein has served as President, Chief Operating Officer and as a director of the Company since December 1987, as Executive Vice President of the Company from June 1987 to December 1987 and has served as Chief Executive Officer since July 1, 1996.

Christopher A. Fox was elected Executive Vice President in 1994, was Senior Vice President, Real Estate of the Company from 1988 to 1994, has served as Vice President from 1984 to 1988 and has served as a director of the Company since 1989.

Randy L. Pearce was elected Chief Financial Officer and Senior Vice President, Finance in January 1998, has served as Vice President of Finance from 1995 to 1997 and as Vice President of Financial Reporting from 1991 to 1994.

William E. Halfacre has served as Senior Vice President, Retail and Purchasing of the Company since 1993 and as Vice President from 1990 to 1993.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President, Operations of the Company since 1994 and as Vice President from 1989 to 1994. He was elected
President of Supercuts, Inc. in 1998 and served as Chief Operating Officer of Supercuts, Inc. in 1997.

Gordon Nelson has served as Senior Vice President, Fashion and Education of the Company since 1994 and as Vice President from 1989 to 1994.

Anthony W. E. Rammelt has served as Senior Vice President, International of the Company since 1994 and as Vice President from 1993 to 1994.

Bert M. Gross was elected Senior Vice President, General Counsel in 1997 and acted as outside legal counsel to the Company from 1957 to 1997.

Sharon Kiker was elected Chief Operating Officer, Regis Hairstylists in April 1998 and has served as Vice President, Salon Operations from 1989 to 1998.

Kris Bergly was elected Chief Operating Officer, Wal-Mart/SmartStyle in April 1998 and has served as Vice President, Salon Operations from 1993 to 1998.

Robert Ribnick was elected Chief Operating Officer, Mastercuts in April 1998 and has served as Vice President, Salon Operations from 1993 to 1998.

ITEM 2.   PROPERTIES

The Company's corporate executive and administrative offices are headquartered in a 100,000 square foot building in Edina, Minnesota owned by the Company. In December 1997, the Company acquired two buildings, totaling 70,000 square feet of office space, located adjacent to the Company's current headquarters in Edina. This office space is currently leased to nine tenants. As leases terminate and additional office space is required, the Company plans to remove or relocate existing tenants to provide additional administrative office space for its own purposes.

The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventory. The Company completed construction of a new distribution center in Chattanooga, Tennessee during fiscal 1998. The Company believes that these two facilities will be adequate for inventory storage needs for the near future.

The Company operates all of its salon locations under leases or licenses. All of its North American locations opened in regional malls during the past five years are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart stores and supercenters have leases with original terms of at least five years. Salons in the U.K. operations which are located in department stores operate under license agreements with the host department stores.

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. Future minimum lease payments for the next five years, which are reimbursable from the franchisees, are approximately $17 million annually. All additional lease costs are passed through to the franchisees.

None of the Company's salon leases is individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 5 of "Notes to the Consolidated Financial Statements".

ITEM 3.   LEGAL PROCEEDINGS

During fiscal 1997, the Company resolved the litigation brought by David E. Lipson and DEL Holding Corporation (DEL), a corporation controlled by Mr. Lipson, against Supercuts. The Company paid Mr. Lipson and DEL $6.7 million in complete settlement of all claims of Mr. Lipson, DEL or any other entity controlled by Mr. Lipson. See Note 10 to the Consolidated Financial Statements. This was funded through the issuance of the Company's common stock.

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

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  Data relating to Market Stock Data Information and dividends as set forth in the sections included on Page 36 of the Registrant's 1998 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

                  As of June 30, 1998, Regis shares were owned by approximately 13,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

ITEM 6.   SELECTED FINANCIAL DATA

                  Five-Year Summary of Selected Financial Data which is included on page 16 of the Registrant's 1998 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

                  Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 17 to 23 of the Registrant's 1998 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The Report of Independent Accountants on page 35, the Consolidated Financial Statements on pages 24 to 35 and the Quarterly Financial Data on page 36 of the Registrant's 1998 Annual Report to Shareholders, a copy of which is included as
                  Exhibit 13 hereto, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

                  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                  See Part I for information regarding Directors and Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

                  Executive compensation included on pages 6 through 8 of the Registrant's Proxy Statement dated September 17, 1998 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  Security Ownership of Certain Beneficial owners and Management on page 10 of the Registrant's Proxy Statement dated September 17, 1998 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Information regarding certain relationships and related transactions is included on page 9 of the Registrant's Proxy Statement dated September 17, 1998 and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a) (1). The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 24 to 35 of the Registrant's 1998 Annual Report to Shareholders, are incorporated by reference in Item 8:

                  Report of Independent Accountants
                  Consolidated Balance Sheet as of June 30, 1998 and 1997 Consolidated Statement of Operations for each of the three years in the period ended June 30, 1998
                  Consolidated Statements of Changes in Shareholders' Equity
                    for each of the three years in the period ended
                    June 30, 1998
                  Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 1998
                  Notes to Consolidated Financial Statements
          (2). The financial statement schedule required to be filed by Item 8 of this form is as follows:

                               Report of Independent Accountants on Financial
                                 Statement Schedule
                               Schedule II -- Valuation and Qualifying
                                 Accounts as of June 30, 1998, 1997 and 1996

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

10(a)      Employment and Deferred Compensation Agreement, Dated as of April 14,
           1998, between the Company and Paul D. Finkelstein.

10(b)      Form of Employment and Deferred Compensation Agreement between the
           Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's report on 10-K dated September 24,
           1997, for the year ended June 30, 1997.)

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

10(m) Private Shelf Agreement dated as of July 25, 1995 between the registrant and the Prudential Insurance Company of America.
           (Incorporated by reference to Exhibit 10(m) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

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

10(w)      Series D Senior Note drawn from Private Shelf Agreement dated as of
           December 13, 1996, between the registrant and the Prudential
           Insurance Company of America. (Incorporated by reference to Exhibit
           10(w) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(x)      Modification to Revolving Credit agreement in 10(s) dated March 19,
           1997. (Incorporated by reference to Exhibit 10(x) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(y)      Series E Senior Note drawn from Private Shelf Agreement dated as of
           April 7, 1997, between the registrant and the Prudential Insurance
           Company of America. (Incorporated by reference to Exhibit 10(y) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)


10(z) Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit
           10(z) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(aa)     Term Note B Agreement between the registrant and LaSalle National
           Bank dated July 11, 1997. (Incorporated by reference to Exhibit
           10(aa) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(bb)     Modification of Private Shelf Agreement in 10(m) dated July 11, 1997.
           (Incorporated by reference to Exhibit 10(bb) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(cc)     Series F Senior Note drawn from Private Shelf Agreement dated as of
           July 28, 1997, between the registrant and the Prudential Insurance
           Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company's report on 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(dd)     Modifications of Private Shelf Agreement in 10(bb) dated October 1,
           1997. (Incorporated by reference to Exhibit 10(ff) of the Company's report on 10-Q dated February 9, 1998, for the quarter ended December
           31, 1997.)

10(ee) Private Shelf Agreement dated as of December 19, 1997 between the registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company's report on 10-Q dated
           February 9, 1998, for the quarter ended December 31, 1997.)

10(ff)     Series R-1 Senior Note drawn from Private Shelf dated as of December
           19, 1997, between registrant and ING Investment Management, Inc.
           (Incorporated by reference to Exhibit 10(hh) of the Company's report on 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(gg)     Series R-2 Senior Note drawn from Private Shelf dated as of December
           19, 1997, between registrant and ING Investment Management, Inc.
           (Incorporated by reference to Exhibit 10(ii) of the Company's report on 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(hh)     Modifications to Revolving Credit Agreement in 10 (x) dated December
           30, 1997. (Incorporated by reference to Exhibit 10(jj) of the Company's report on 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(ii) Revolving Credit Agreement dated as of May 5, 1998 between the registrant and Bank of America National Trust and Savings
           Association.

10(jj) Series G Senior Note dated as of July 10, 1998 between the registrant and Prudential Insurance Company of America.

10(kk)     Modifications to Revolving Credit Agreement in 10(hh) dated
           September 1, 1998.


10(ll) Variation and Restatement Agreement dated as of August 10, 1998 between Regis Europe Limited and National Westminster Bank Plc.

13         Select pages of the 1998 Annual Report to Shareholders.

23         Consent of Independent Accountants.

27         Financial Data Schedule

(b)        REPORTS ON FORM 8-K.
           There were no reports on Form 8-K filed during fiscal 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By  /s/ Myron Kunin
  ---------------------------
   Myron Kunin, Chairman of the Board of Directors

By  /s/ Randy L. Pearce
  ---------------------------
   Randy L. Pearce, Senior Vice President, Finance and Chief
   Financial Officer (Principal Financial and Accounting Officer)

DATE: September 17, 1998
      -------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Myron Kunin
-----------------------------
Myron Kunin, Chairman of the
Board of Directors

 /s/ Paul D. Finkelstein
-----------------------------
Paul D. Finkelstein, Director

 /s/ Christopher A. Fox
-----------------------------
Christopher A. Fox, Director

 /s/ David Kunin
-----------------------------
David Kunin, Director

 /s/ Rolf F. Bjelland
-----------------------------
Rolf F. Bjelland, Director

 /s/ Van Zandt Hawn
-----------------------------
Van Zandt Hawn, Director

 /s/ Susan Hoyt
-----------------------------
Susan Hoyt, Director

 /s/ Tom Gregory
-----------------------------
Tom Gregory, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE

To the Shareholders and Directors of
Regis Corporation:

         Our report on the consolidated financial statements of Regis Corporation has been incorporated by reference in this Form 10-K from page 35 of the 1998 Annual Report to Shareholders of Regis Corporation. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in Item 14(a)(2) of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                 /s/ PricewaterhouseCoopers LLP

                                                 PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 21, 1998

                                REGIS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       as of June 30, 1998, 1997 and 1996
                             (dollars in thousands)


Column A                                               Column B             Column C                Column D       Column E
--------                                               --------        ------------------------     --------       --------
                                                       Balance at      Charged to                                  Balance at
                                                       beginning       costs and    Charged to                     end of
Description                                            of period       expenses     Other Accounts  Deductions     period
-----------                                            ----------      ---------    --------------  ----------     ---------
JUNE 30, 1998:

Valuation Account, Receivable from Premier Salons          $2,899         xx           xx           $2,899 (1)         $0
Valuation Account, Premier Salons Preferred Stock            $500         xx           xx             $500 (2)         $0
Valuation Account, Allowance for doubtful accounts           $200         xx           xx             $122            $78

JUNE 30, 1997:

Valuation Account, Receivable from Premier Salons          $3,800         xx           xx             $901(3)      $2,899
Valuation Account, Premier Salons Preferred Stock            $500         xx           xx               xx           $500
Valuation Account, Allowance for doubtful accounts           $344         $236         xx             $380           $200

JUNE 30, 1996:

Valuation Account, Receivable from Premier Salons          $4,500         xx           xx             $700(3)      $3,800
Valuation Account, Premier Salons Preferred Stock            $500         xx           xx               xx           $500
Valuation Account, Allowance for doubtful accounts            $73         $360         xx              $89           $344

NOTES:

(1) Includes a payment of $156,000 and salon assets totalling $629,000 received in partial settlement of previously reserved balance.
(2) Redemption of Preferred Stock by Premier Salons.
(3) Payments received on previously reserved balance.