Form 10-Q
period 1998-09-30
REGIS CORP
filed 1998-11-09
CIK 716643

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               -----------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________ to___________________

                              --------------------

     For Quarter Ended September 30, 1998     Commission file number 011230
                       ------------------                            -------

                                Regis Corporation
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                   41-0749934
      --------------------------------------------------------------------
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)            Identification No.)

           7201 Metro Boulevard, Edina, Minnesota          55439
      --------------------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

                                 (612)947-7777
           ---------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 1998:

Common Stock, $.05 par value                           23,842,380
-----------------------------                          ----------------
        Class                                          Number of Shares

                                REGIS CORPORATION

                                      INDEX

PART I.   FINANCIAL INFORMATION                                            PAGE NO.

          Item 1.       Consolidated Financial Statements:

                        Balance Sheet as of September 30, 1998
                        and June 30, 1998                                     3

                        Statement of Operations for the three
                        months ended September 30, 1998 and 1997              4

                        Statement of Cash Flows for the three
                        months ended September 30, 1998 and 1997              5

                        Notes to Consolidated Financial Statements           6-7

                        Review Report of Independent Accountants              8

          Item 2.       Management's Discussion and Analysis of
                        Financial Condition and Results of Operations       9-16



PART II.            OTHER INFORMATION

          Item 4.       Submission of Matters to a Vote of Security
                        Holders                                               17

          Item 6.       Exhibits and Reports on Form 8-K                      18

          Signature                                                           19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 1998 AND JUNE 30, 1998
                  (DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                (UNAUDITED)
                                                             SEPTEMBER 30, 1998  JUNE 30, 1998
                                                             ------------------  -------------
ASSETS
Current assets:
  Cash                                                           $   6,001         $   4,774
  Accounts receivable, net                                          10,184            10,556
  Inventories                                                       54,957            53,826
  Deferred income taxes                                              5,652             6,069
  Other current assets                                               5,401             6,688
                                                                 ---------         ---------

        Total current assets                                        82,195            81,913

Property and equipment, net                                        184,602           175,831
Goodwill                                                           121,537           114,217
Other assets                                                        10,981            10,389
                                                                 ---------         ---------

          Total assets                                           $ 399,315         $ 382,350
                                                                 ---------         ---------
                                                                 ---------         ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                $  22,914         $  19,741
  Accounts payable                                                  20,066            22,374
  Accrued expenses                                                  39,851            41,650
                                                                 ---------         ---------

        Total current liabilities                                   82,831            83,765

Long-term debt                                                     108,582           100,995
Other noncurrent liabilities                                        10,136             8,329

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 23,839,680 and 23,820,362
      common shares at September 30, 1998 and
      June 30, 1998, respectively                                    1,192             1,191
  Additional paid-in capital                                       132,987           132,560
  Accumulated other comprehensive income                              (669)           (1,677)
  Retained earnings                                                 64,256            57,187
                                                                 ---------         ---------

        Total shareholders' equity                                 197,766           189,261
                                                                 ---------         ---------

         Total liabilities and shareholders' equity              $ 399,315         $ 382,350
                                                                 ---------         ---------
                                                                 ---------         ---------


     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         1998            1997
                                                         ----            ----
Revenues:
  Company-owned salons:
    Service                                           $ 149,010       $ 130,078
    Product                                              58,987          51,864
                                                      ---------       ---------

                                                        207,997         181,942
Franchise income                                          6,522           6,739
                                                      ---------       ---------

                                                        214,519         188,681
                                                      ---------       ---------

Operating expenses:
  Company-owned:
    Cost of service                                      83,985          74,520
    Cost of product                                      31,636          28,594
    Direct salon                                         18,460          17,275
    Rent                                                 28,729          25,470
    Depreciation                                          7,161           6,037
                                                      ---------       ---------
                                                        169,971         151,896

  Selling, general and administrative                    24,371          20,233
  Depreciation and amortization                           3,196           2,070
  Nonrecurring items                                      1,359           1,979
  Other                                                     369             388
                                                      ---------       ---------

      Total operating expenses                          199,266         176,566
                                                      ---------       ---------

      Operating income                                   15,253          12,115

Other income (expense):
  Interest                                               (2,706)         (2,417)
  Other, net                                                366             293
                                                      ---------       ---------

      Income before income taxes                         12,913           9,991

Income taxes                                             (5,129)         (4,195)
                                                      ---------       ---------

        Net income                                    $   7,784       $   5,796
                                                      ---------       ---------
                                                      ---------       ---------

Net income per share:
 Basic                                                $     .33       $     .25
                                                      ---------       ---------
                                                      ---------       ---------
 Diluted                                              $     .32       $     .24
                                                      ---------       ---------
                                                      ---------       ---------


     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                             (DOLLARS IN THOUSANDS)

                                                                    1998        1997
                                                                    ----        ----
Cash flows from operating activities:
    Net income                                                   $  7,784    $  5,796
    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation                                                 8,481       6,717
       Amortization                                                 1,894       1,474
       Deferred income taxes                                          (53)        667
       Nonrecurring items                                                       1,979
       Other                                                        1,060         269

     Changes in assets and liabilities:
       Accounts receivable                                            485       1,741
       Inventories                                                   (545)     (2,565)
       Other current assets                                         1,284      (2,407)
       Other assets                                                  (293)       (248)
       Accounts payable                                            (2,947)     (3,651)
       Accrued expenses                                            (1,384)      2,965
       Other noncurrent liabilities                                 1,832         210
                                                                 --------    --------
           Net cash provided by operating activities               17,598      12,947
                                                                 --------    --------

Cash flows from investing activities:
    Capital expenditures                                          (15,584)    (10,995)
    Purchases of salon assets, net of cash acquired
           and certain obligations assumed                        (10,506)     (2,004)
                                                                 --------    --------
           Net cash used in investing activities                  (26,090)    (12,999)
                                                                 --------    --------

Cash flows from financing activities:
    Borrowings on revolving credit facilities                      67,987      25,694
    Payments on revolving credit facilities                       (66,695)    (31,275)
    Proceeds from issuance of long-term debt                       21,500       2,543
    Repayment of long-term debt                                   (12,535)     (1,482)
    Dividends paid                                                   (715)       (467)
    Proceeds from issuance of common stock                            205         409
                                                                 --------    --------
           Net cash provided by (used in) financing activities      9,747      (4,578)
                                                                 --------    --------

Effect of exchange rate changes on cash                               (28)        (23)
                                                                 --------    --------

Increase (decrease) in cash                                         1,227      (4,653)

Cash:
    Beginning of period                                             4,774       8,935
                                                                 --------    --------
    End of period                                                $  6,001    $  4,282
                                                                 --------    --------
                                                                 --------    --------

     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

       The unaudited consolidated statement of operations for the three months ended September 30, 1998 and 1997, reflects, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 5 herein, include only normal recurring adjustments) necessary to fairly present the results of operations for the interim periods. The results of operations for any interim period are not necessarily indicative of results for the full year.

       The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with Regis Corporation's (the Company) consolidated financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

       COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin.

2.     COMPREHENSIVE INCOME

       In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. The adoption of this standard had no impact on the Company's current or previously reported net income or shareholders' equity. Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three months ended September 30, 1998 and 1997 was as follows:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                                -------------
                                                           (Dollars in thousands)

Comprehensive income:                                         1998         1997
                                                              ----         ----
Net income                                                 $ 7,784      $ 5,796

Change in cumulative translation                             1,008         (128)
Less: reclassification adjustment for translation
      losses realized in net income                           (964)
                                                           -------      -------
Total comprehensive income                                 $ 7,828      $ 5,668
                                                           -------      -------
                                                           -------      -------

3.     NET INCOME PER SHARE:

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

       The following provides information related to the calculation of the Company's basic and diluted EPS:

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                             -------------
                                                          1998           1997
                                                          ----           ----
Weighted average shares for basic earnings
per share                                              23,833,826     23,333,206

Diluted effect of stock options                           614,381        617,725
                                                       ----------     ----------

Weighted average for shares for diluted
earnings per share                                     24,448,207     23,950,931
                                                       ----------     ----------
                                                       ----------     ----------

4.     FINANCING ARRANGEMENTS:

       In September 1998, the Company borrowed $7.5 million under a 6.55 percent senior term note due September 2003 to refinance the Company's distribution center revolving line of credit established in fiscal 1998.

5.     NONRECURRING ITEMS:

       Nonrecurring items included in operating income consist of gains(losses) on assets and business dispositions and other items of a nonrecurring nature. The more significant items included in the three months ended September 30, 1998 and 1997 are as follows:

       - In the first quarter of fiscal 1999, the Company recorded $1.4 million of expense associated with year 2000 remediation.

       - In the first quarter of fiscal 1998, the Company recorded a special charge of approximately $2.0 million associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC (Anasazi).

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 1998, and the related consolidated statements of operations and cash flows for the three months ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

      We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not fully presented herein); and in our report dated August 21, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1998, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                              /s/ PricewaterhouseCoopers LLP

                                              PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 27, 1998

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, is the world's largest owner, operator, franchisor and consolidator of hair and retail product salons with 3,602 salons (824 franchised) in 50 states, Puerto Rico and Canada and five international countries at September 30, 1998. Regis operates and franchises salons in six divisions: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle and International, and has more than 28,000 employees worldwide.

During the first quarter of fiscal 1999, the Company's consolidated revenues grew to a record $214.5 million, including franchise income of $6.5 million, a
13.7 percent increase over first quarter fiscal 1998 consolidated revenues of $188.7 million. First quarter operating income grew to $15.3 million, a 25.9 percent increase over the first quarter of fiscal 1998.

Fiscal 1999 results include costs associated with the Company's year 2000 remediation program which are nonrecurring in nature. Fiscal 1998 results reflect the previously reported nonrecurring charge associated with disposition of Anasazi. Exclusive of these nonrecurring items, net income in the first quarter of fiscal 1999, increased to $8.6 million, or $.35 per diluted share, an earnings per share increase of 20.7 percent from first quarter fiscal 1998 net income of $6.9 million, or $.29 per diluted share.

Including nonrecurring items, net income in the first quarter of fiscal 1999 increased to a record $7.8 million, or $.32 per diluted share, an earnings per share increase of 33.3 percent from first quarter fiscal 1998 net income of $5.8 million, or $.24 per diluted share.

                              RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                            FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            --------------------------
                                                                 1998        1997
                                                                 ----        ----
Company-owned service revenues (1)                               71.6%       71.5%
Company-owned product revenues (1)                               28.4        28.5
Franchise income                                                  3.0         3.6

Company-owned operations:
         Profit margins on service (2)                           43.6        42.7
         Profit margins on product (3)                           46.4        44.9
         Direct salon (1)                                         8.9         9.5
         Rent (1)                                                13.8        14.0
         Depreciation (1)                                         3.4         3.3

                  Direct salon contribution (1)                  18.3        16.5

Selling, general and administrative                              11.4        10.7
Depreciation and amortization                                     1.5         1.1
Nonrecurring items                                                0.6         1.0
Other                                                             0.2         0.2

Operating income                                                  7.1         6.4
Income before income taxes                                        6.0         5.3

Net income                                                        3.6         3.1

Operating income, excluding nonrecurring items                    7.7         7.5
Net income, excluding nonrecurring items                          4.0         3.7

(1) Computed as a percent of company-owned revenues
(2) Computed as a percent of service revenues
(3) Computed as a percent of product revenues

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997:

REVENUES

REVENUES for the first quarter of fiscal 1999 grew to a record $214.5 million, an increase of $25.8 million or 13.7 percent, over the same period in fiscal 1998. System-wide sales, including non-consolidated sales generated from franchise salons, increased 11.5 percent in the first quarter of fiscal 1999 to $282.4 million. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions, same-store sales increases as well as net salon openings.

Revenues by division for the first quarter of fiscal 1999 and 1998 are as follows:

                                                           (Dollars in thousands)
                                                             1999          1998
                                                             ----          ----
Regis Hairstylists                                        $ 77,425      $ 71,430
Strip Center Salons (primarily Supercuts)                   32,345        24,811
MasterCuts                                                  29,418        25,938
Trade Secret                                                30,981        27,086
Wal-Mart                                                    12,350         8,511
International                                               25,478        24,166
Franchise Income                                             6,522         6,739
                                                          --------      --------
                                                          $214,519      $188,681
                                                          --------      --------
                                                          --------      --------

Same-store sales for domestic company-owned salons increased 5.8 percent in the first quarter of fiscal 1999, consistent with the same-store sales increases reported in the first quarter of fiscal 1998. System-wide same-store sales for the first quarter of fiscal 1999 increased 5.6 percent, compared to 5.2 percent in the same period in fiscal 1998. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 18.5 million customers system-wide were served during the first quarter of fiscal 1999. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the first quarter of fiscal 1999 grew to $149.0 million, an increase of $18.9 million, or 14.6 percent, over the same period in fiscal 1998. This increase is a result of salon acquisitions the Company has made during the past twelve months, strong service same-store sale increases of 6.5 percent, and accelerated new salon construction.

PRODUCT REVENUES in the first quarter of fiscal 1999 grew to $59.0 million, an increase of $7.1 million, or 13.7 percent, over the same period in fiscal 1998. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 4.3 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues remained fairly consistent at 28.4 percent of revenues compared to 28.5 percent of revenues in the same period of fiscal 1998.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, decreased slightly to $6.5 million in the first quarter of fiscal 1999. The decrease in franchise income is a result of a reduction in royalty rates charged to franchisees, partially offset by increases in franchise sales, which are not included in the Company's consolidated revenues. The Company expects that the reduction in royalty rates will not have an adverse affect on earnings due to a corresponding decrease in the costs of services provided to franchisees.

COST OF REVENUES

The aggregate cost of revenues in the first quarter of fiscal 1999 was $115.6 million, compared to $103.1 million in the same period in fiscal 1998. The resulting combined gross margin percentage for the first quarter of fiscal 1999 improved 110 basis points to 44.4 percent of revenues compared to 43.3 percent of revenues in the same period in fiscal 1998. As discussed below, this improvement was primarily due to strong same-store sales and increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS improved to 43.6 percent in the first quarter of fiscal 1999, compared to 42.7 percent in the same period in fiscal 1998. This 90 basis point improvement is primarily due to strong service same-store sale increases of 6.5 percent and continued sales maturation of Supercuts and Wal-Mart/SmartStyle salons.

PRODUCT MARGINS improved to 46.4 percent in the first quarter of fiscal 1999, compared to 44.9 percent in the same period in fiscal 1998. This 150 basis point improvement is primarily a result of sales leveraging and decreases in product costs in Trade Secret and Supercuts salons resulting from the benefit of Regis' purchasing power.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $18.5 million improved as a percentage of company-owned revenues to
8.9 percent in the first quarter of fiscal 1999 from 9.5 percent in the same period in fiscal 1998. The improvement resulted from an increased ability to leverage these costs against strong same-store sales increases and a maturing salon base.

RENT

Rent expense in the first quarter of fiscal 1999 was $28.7 million or 13.8 percent of company-owned revenues, compared to $25.5 million or 14.0 percent of company-owned revenues, in the same period in fiscal 1998. The slight improvement in rate is due to leveraging this fixed cost against sales increases in the Regis Hairstylists and International divisions, offset, to a lesser extent by this fixed cost growing faster than sales in the remaining operating divisions due to accelerated growth of newly acquired and constructed salons.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained fairly consistent at 3.4 percent of revenues, compared to 3.3 percent of revenues in the first quarter in fiscal 1998. This fixed cost expense grew at a slightly faster rate than sales due to accelerated growth of newly acquired and constructed salons during the past twelve months.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the first quarter of fiscal 1999 to $38.0 million, or 18.3 percent of company-owned revenues, compared to $30.0 million or 16.5 percent of company-owned revenues in the same period of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative (SG&A) expenses increased to $24.4 million, or 11.4 percent of total revenues in the first quarter of fiscal 1999, from $20.2 million or 10.7 percent of total revenues in the same period in fiscal 1998. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). This 70 basis point deterioration is primarily related to this fixed cost growing at a faster rate than sales due primarily to the accelerated growth of newly acquired and constructed salons.

DEPRECIATION AND AMORTIZATION - CORPORATE

Depreciation and amortization increased to 1.5 percent of total revenues, compared to 1.1 percent in the first quarter of fiscal 1998. This increase is related to additional depreciation associated with the Company's fiscal 1998 purchase of additional corporate office buildings and a new distribution center as well as an increased level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months.

NONRECURRING ITEMS

Nonrecurring items included in operating income consist of gains(losses) on assets and business dispositions and other items of a nonrecurring nature.

See discussion of year 2000 remediation within Liquidity and Capital Resources, and also see Note 5 to the unaudited Consolidated Financial Statements for a description of the nonrecurring items.

OPERATING INCOME

Operating income in the first quarter of fiscal 1999, excluding year 2000 costs and nonrecurring items, improved to $16.6 million, an increase of $2.5 million or 17.9 percent over the same period in fiscal 1998. Operating income, excluding nonrecurring items, as a percentage of total revenues grew to 7.7 percent in the first quarter of fiscal 1999 compared to 7.5 percent in the same period in fiscal 1998. This improvement is attributable primarily to improved gross margins and the leveraging of direct salon expenses, partially offset by higher SG&A expenses as a percent of total revenues.

INTEREST

Interest expense in the first quarter of fiscal 1999 was $2.7 million compared to $2.4 million for the same period in fiscal 1998. Interest expense has remained relatively consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's annual effective income tax rate for fiscal 1999 is estimated to be slightly less than 40.0 percent, compared to 40.2 percent for fiscal year 1998. The anticipated reduction in the annual effective tax rate is a result of reduced state income taxes.

NET INCOME

Net income in the first quarter of fiscal 1999 was $7.8 million or $.32 per diluted share, compared to net income of $5.8 million or $.24 per diluted share in the same period in fiscal 1998. Exclusive of nonrecurring items, net income in the first quarter of fiscal 1999 increased to $8.6 million or $.35 per diluted share, compared to net income in the same period in fiscal 1998 of $6.9 million or $.29 per share, a net income per share increase of 20.7 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first three months of fiscal 1999 grew to $17.6 million compared to $13.0 million during the same period in fiscal 1998. The increase between the two periods is primarily due to improved operating performance.

During the first three months of fiscal 1999, the Company had worldwide capital expenditures of $17.5 million, of which $1.5 million related to acquisitions of 64 salons and $0.4 million for equipment acquired under capital leases. The Company constructed 9 new Regis Hairstylists salons, 13 new MasterCuts salons, 15 new Trade Secret salons, 22 new Wal-Mart/SmartStyle salons and 8 new Supercuts strip center salons, and completed 16 major remodeling projects. All capital expenditures during the first three months of fiscal 1999 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1999 will include the construction of approximately 275 new company-owned salons, and 125 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $50.0 million in fiscal 1999, excluding capital expenditures for acquisitions.

FINANCING

See Note 4 to the unaudited Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

During the first quarter of fiscal 1999, the Company paid quarterly dividends of $0.7 million, or $.03 per share. On November 3, 1998, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable November 30, 1998 to shareholders of record on November 16, 1998.

YEAR 2000

The Company previously initiated a comprehensive project to prepare its computer systems for the year 2000. The Company has completed the awareness and assessment phases of the project and is in the process of remediation. The remediation, validation, and implementation phases are planned to be completed by late summer of calendar year 1999. Accordingly, management believes the year 2000 will not have a significant impact on operations. If necessary modifications and conversions are not completed on a timely basis, the year 2000 could have an adverse effect on the Company's operations. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

Costs associated with the year 2000 are expensed as incurred and are funded through operating cash flows. Based on the Company's most recent assessment, the associated expense to be incurred is estimated to be approximately $5.5 million. The Company has incurred $1.9 million related to year 2000 project costs from the project's inception in fiscal 1998 through the first quarter of fiscal 1999, of which $1.4 million was incurred and charged to earnings during the first quarter of fiscal 1999. The remaining $3.6 million is expected to be incurred and charged to earnings over the next 15 months.

The Company is in contact with critical suppliers of products and services to assess whether the suppliers' operations and the products and services they provide are year 2000 capable or to monitor their progress toward year 2000 compliance. There can be no absolute assurance that another company's failure to ensure year 2000 compliance would not have an adverse effect on the Company.

Time and cost estimates are based on currently available information and are management's best estimates. However, there is no guarantee that these estimates will be achieved, and actual results may differ materially from those anticipated. Developments which could affect estimates include, but are not limited to, the availability and cost of trained personnel; the ability to locate and correct all relevant computer code and equipment; and planning and modification success of third party suppliers of products and services. The Company will continue to assess and evaluate cost estimates and target dates for completion of each phase of the year 2000 project on a periodic basis.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               On October 13, 1998, at the annual meeting of the shareholders of the Company, the elections of the Company's directors took place with the following results:

Election of Directors:

                                             FOR        WITHHOLD AUTHORITY
Rolf F. Bjelland                          20,791,168         162,527
Paul D. Finkelstein                       20,769,516         184,179
Christopher A. Fox                        20,769,611         184,084
Thomas L. Gregory                         20,767,225         186,470
Van Zandt Hawn                            20,791,171         162,524
Susan Hoyt                                20,791,183         162,512
David B. Kunin                            20,766,647         187,047
Myron Kunin                               20,767,933         185,762

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit 10(mm) Term Note C Agreement between the registrant and LaSalle National
               Bank dated September 1, 1998.

Exhibit 15     Letter Re:  Unaudited Interim Financial Information.

Exhibit 27     Financial Data Schedule



(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            REGIS CORPORATION




Date:  November 9, 1998                     By: /s/ Randy L. Pearce
                                            -----------------------
                                               Randy L. Pearce
                                               Senior Vice President, Finance
                                               Chief Financial Officer

                                               Signing on behalf of the
                                               registrant and as principal
                                               accounting officer