Form 10-Q
period 1998-12-21
REGIS CORP
filed 1999-02-08
CIK 716643

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.  20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended    December 31, 1998
                                               -----------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from                       to
                                  --------------------     -------------------

                             --------------------

     For Quarter Ended December 31, 1998      Commission file number   011230
                       -----------------                               ------

                                   Regis Corporation
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

                      Minnesota                                  41-0749934
           ------------------------------                   ------------------
           (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)

        7201 Metro Boulevard, Edina, Minnesota                   55439
       ---------------------------------------                ----------
       (Address of principal executive offices)               (Zip Code)

                                     (612)947-7777
--------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
     ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 3, 1999:

      Common Stock, $.05 par value                         23,977,809
      ----------------------------                      ---------------
               Class                                    Number of Shares

                                  REGIS CORPORATION

                                        INDEX


PART I.   Financial Information                                        Page No.
          ---------------------                                        --------
          Item 1.    Consolidated Financial Statements:

                     Balance Sheet as of December 31, 1998
                     and June 30, 1998                                      3

                     Statement of Operations for the three
                     months ended December 31, 1998 and 1997                4

                     Statement of Operations for the six
                     months ended December 31, 1998 and 1997                5

                     Statement of Cash Flows for the six
                     months ended December 31, 1998 and 1997                6

                     Notes to Consolidated Financial Statements            7-9

                     Review Report of Independent Accountants              10

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations        11-19


PART II.  Other Information
          -----------------
           Item 6.   Exhibits and Reports on Form 8-K                     20-21

           Signature                                                        22


                            PART I - FINANCIAL INFORMATION
                             ITEM 1. FINANCIAL STATEMENTS

                                  REGIS CORPORATION
                              CONSOLIDATED BALANCE SHEET
                      AS OF DECEMBER 31, 1998 AND JUNE 30, 1998
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNT)

                                                        (UNAUDITED)
                                                      DECEMBER 31, 1998    JUNE 30, 1998
                                                      -----------------    -------------
ASSETS
Current assets:
  Cash                                                        $  9,162       $  4,774
  Accounts receivable, net                                      12,028         10,556
  Inventories                                                   58,465         53,826
  Deferred income taxes                                          5,398          6,069
  Other current assets                                           8,633          6,688
                                                              --------       --------
        Total current assets                                    93,686         81,913

Property and equipment, net                                    191,552        175,831
Goodwill                                                       123,808        114,217
Other assets                                                    12,570         10,389
                                                              --------       --------
          Total assets                                        $421,616       $382,350
                                                              --------       --------
                                                              --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                             $ 22,015       $ 19,741
  Accounts payable                                              19,095         22,374
  Accrued expenses                                              45,557         41,650
                                                              --------       --------
        Total current liabilities                               86,667         83,765

Long-term debt                                                 115,523        100,995
Other noncurrent liabilities                                    10,811          8,329

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 23,935,080 and 23,820,362
      shares at December 31, 1998 and
      June 30, 1998, respectively                                1,197          1,191
  Additional paid-in capital                                   135,406        132,560
  Accumulated other comprehensive income                          (625)        (1,677)
  Retained earnings                                             72,637         57,187
                                                              --------       --------

        Total shareholders' equity                             208,615        189,261
                                                              --------       --------
                                                              --------       --------

           Total liabilities and shareholders' equity         $421,616       $382,350
                                                              --------       --------
                                                              --------       --------

    See accompanying notes to unaudited Consolidated Financial Statements.

                               REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               1998            1997
                                                              --------       --------
Revenues:
  Company-owned salons:
    Service                                                   $154,329      $134,032
    Product                                                     66,077        58,288
                                                              --------       --------

                                                               220,406       192,320
  Franchise income                                               6,442         6,632
                                                              --------       --------
                                                               226,848       198,952

Operating expenses:
  Company-owned:
    Cost of service                                             88,575        76,657
    Cost of product                                             35,298        31,828
    Direct salon                                                18,827        17,862
    Rent                                                        30,043        26,273
    Depreciation                                                 6,944         6,099
                                                              --------       --------
                                                               179,687       158,719

  Selling, general and administrative                           24,719        21,812
  Depreciation and amortization                                  3,092         2,198
  Nonrecurring items                                             1,532
  Other                                                            386           402
                                                              --------       --------

      Total operating expenses                                 209,416        183,131
                                                              --------       --------

      Operating income                                          17,432        15,821

Other income (expense):
  Interest                                                      (2,777)        (2,470)
  Other, net                                                       424            171
                                                              --------       --------

      Income before income taxes                                15,079         13,522

Income taxes                                                    (5,981)        (5,565)
                                                              --------       --------

        Net income                                            $  9,098       $  7,957
                                                              --------       --------
                                                              --------       --------

Net income per share:
  Basic                                                         $  .38         $  .34
                                                              --------       --------
                                                              --------       --------
  Diluted                                                       $  .37         $  .33
                                                              --------       --------
                                                              --------       --------

    See accompanying notes to unaudited Consolidated Financial Statements.

                                  REGIS CORPORATION
                   CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                 FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                   (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                 1998         1997
                                                              ----------    --------
Revenues:
  Company-owned salons:
    Service                                                   $303,339      $264,110
    Product                                                    125,064       110,152
                                                              ----------    --------

                                                               428,403       374,262
Franchise income                                                12,964        13,371
                                                              ----------    --------
                                                               441,367       387,633

Operating expenses:
  Company-owned:
    Cost of service                                            172,560       151,177
    Cost of product                                             66,934        60,422
    Direct salon                                                37,287        35,137
    Rent                                                        58,772        51,743
    Depreciation                                                14,105        12,136
                                                              ----------    --------
                                                               349,658       310,615

  Selling, general and administrative                           49,090        42,045
  Depreciation and amortization                                  6,288         4,268
  Nonrecurring items                                             2,891         1,979
  Other                                                            755           790
                                                              ----------    --------

      Total operating expenses                                 408,682       359,697
                                                              ----------    --------

      Operating income                                          32,685        27,936

Other income:
  Interest                                                      (5,483)       (4,887)
  Other, net                                                       790           464
                                                              ----------    --------

      Income before income taxes                                27,992        23,513

Income taxes                                                   (11,110)       (9,760)
                                                              ----------    --------

        Net income                                           $  16,882     $  13,753
                                                              ----------    --------
                                                              ----------    --------

Net income per share:
  Basic                                                         $  .71        $  .59
                                                              ----------    --------
                                                              ----------    --------
  Diluted                                                       $  .69        $  .57
                                                              ----------    --------
                                                              ----------    --------

    See accompanying notes to unaudited Consolidated Financial Statements.

                               REGIS CORPORATION
                 CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                            (DOLLARS IN THOUSANDS)

                                                                1998         1997
                                                              ---------     ---------
Cash flows from operating activities:
   Net income                                                 $ 16,882      $ 13,753
   Adjustments to reconcile net income to net
      cash provided by operating activities:
      Depreciation                                              16,647        13,608
      Amortization                                               3,776         2,964
      Deferred income taxes                                       (176)        8,267
      Nonrecurring items                                                       1,979
      Other                                                      1,506           365

      Changes in assets and liabilities:
         Accounts receivable                                    (1,326)         (352)
         Inventories                                            (3,272)          263
         Other current assets                                   (1,941)       (3,678)
         Other assets                                           (1,619)       (1,040)
         Accounts payable                                       (4,119)       (6,808)
         Accrued expenses                                        5,034         2,246
         Other noncurrent liabilities                            2,532           646
                                                              --------      ---------
           Net cash provided by operating activities            33,924        32,213
                                                              --------      ---------

Cash flows from investing activities:
   Capital expenditures                                        (29,049)      (27,729)
   Purchases of salon assets, net of cash
     acquired and certain obligations assumed                  (17,038)       (4,251)
                                                              --------      ---------
           Net cash used in investing activities               (46,087)      (31,980)
                                                              --------      ---------

Cash flows from financing activities:
   Borrowings on revolving credit facilities                   118,787        62,194
   Payments on revolving credit facilities                    (107,629)      (69,896)
   Proceeds from issuance of long-term debt                     21,500        13,700
   Repayment of long-term debt                                 (16,418)       (3,689)
   Dividends paid                                               (1,431)         (934)
   Proceeds from issuance of common stock                        1,821           359
                                                              --------      ---------
           Net cash provided by financing activities            16,630         1,734
                                                              --------      ---------

Effect of exchange rate changes on cash                            (79)          (57)
                                                              --------      ---------
Increase in cash                                                 4,388         1,910
Cash:
   Beginning of year                                             4,774         8,935
                                                              --------      ---------
   End of period                                              $  9,162      $ 10,845
                                                              --------      ---------
                                                              --------      ---------

    See accompanying notes to unaudited Consolidated Financial Statements.

                               REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

1. BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

   The unaudited interim consolidated financial statements as of December
   31, 1998 and for the three and six months ended December 31, 1998 and 1997, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 5 herein, include only normal recurring adjustments) necessary to fairly present the consolidated financial position of the Company as of December 31, 1998 and the consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

   The year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with Regis Corporation's (the Company) consolidated financial statements which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

   COST OF PRODUCT REVENUES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

2. COMPREHENSIVE INCOME

   In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. The adoption of this standard had no impact on the Company's current or previously reported net income or shareholders' equity. Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and six months ended December 31, 1998 and 1997 was as follows:

                                                                    FOR THE PERIODS ENDED DECEMBER 31,
                                                                  THREE MONTHS               SIX MONTHS
                                                             ---------------------    --------------------
                                                                           (DOLLARS IN THOUSANDS)
   Comprehensive income:                                       1998         1997       1998         1997
                                                             -------     --------     -------     --------

   Net income                                                 $9,098      $7,957      $16,882      $13,753

   Change in cumulative foreign currency translation              44         154        1,052           26
   Less: reclassification adjustment for translation
     losses realized in net income                                                       (964)
                                                             -------     --------     -------     --------
             Total comprehensive income                       $9,142      $8,111      $16,970      $13,779
                                                             -------     --------     -------     --------
                                                             -------     --------     -------     --------

3.  NET INCOME PER SHARE:

   Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's only dilutive securities are issuable under the Company's Stock Option Plan, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities.

   The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted
   EPS:

                                                                        FOR THE PERIODS ENDED DECEMBER 31,
                                                                     THREE MONTHS                   SIX MONTHS
                                                               -------------------------     ------------------------
                                                                  1998          1997            1998           1997
                                                               ----------     ----------     ---------      ---------
     Weighted average shares for basic earnings per share      23,874,985     23,344,913     23,854,405     23,339,060

     Dilutive effect of stock options                             721,118        592,004        667,749        616,652
                                                               ----------     ----------     ----------     ----------

     Weighted average for diluted earnings per share           24,596,103     23,936,917     24,522,154     23,955,712
                                                               ----------     ----------     ----------     ----------
                                                               ----------     ----------     ----------     ----------

4. FINANCING ARRANGEMENTS:

   In September 1998, the Company borrowed $7.5 million under a 6.55 percent senior term note due September 2003 to refinance the Company's distribution center revolving line of credit established in fiscal 1998.

5. NONRECURRING ITEMS:

   Nonrecurring items included in operating income consist of gains(losses) on assets and business dispositions and other items of a nonrecurring nature. The more significant items included in the second quarter and first six months of fiscal 1999 and 1998 are as follows:

     -    For the second quarter and first six months of fiscal
          1999, the Company recorded $1.5 million and $2.9 million, respectively, of expense associated with year 2000 remediation.

     - In the first quarter of fiscal 1998, the Company recorded a special charge of approximately $2.0 million associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC (Anasazi).

6. SUBSEQUENT EVENT

   On January 25, 1999, the Company announced that it had entered into an agreement and plan of merger with The Barbers Hairstyling for Men and Women, Inc. (The Barbers), a provider of hairstyling and hair care products through franchised and company-owned salons based in Minneapolis, Minnesota. Under the terms of the agreement and plan of merger, each shareholder of The Barbers will receive .33 shares of Regis common stock, resulting in the issuance by the Company of approximately
   1.5 million shares of common stock. It is expected that the transaction will be accounted for as a pooling of interests. Consummation of the merger is subject to approval by the shareholders of The Barbers. The transaction is expected to close during the Company's fiscal 1999 fourth quarter.

   In February 1999, the board of directors approved a three-for-two stock split of its common stock in the form of a 50 percent stock dividend to be distributed on March 1, 1999 to shareholders of record on February 15, 1999.

                 REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 1998, and the related consolidated statements of operations for the three months and six months ended December 31, 1998 and 1997, and cash flows for the six months ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
January 25, 1999

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and consolidator of hair and retail product salons with 3,681 salons (830 franchised) in 50 states, Puerto Rico, Canada and five other international countries at December 31, 1998. Regis operates and franchises salons in six divisions: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle and International, and has more than 29,000 employees worldwide.

On January 25, 1999, the Company announced that it had entered into an agreement and plan of merger with The Barbers Hairstyling for Men and Women, Inc. (The Barbers), a national franchiser, owner and operator of affordable hair care salons, based in Minneapolis, Minnesota. The Barbers has 979 franchised and company-owned salons, operating primarily under the names Cost Cutters, City Looks Salons International and We Care Hair. Consummation of the merger is subject to approval by the shareholders of The Barbers. The transaction is expected to close during the Company's fiscal 1999 fourth quarter.

Second quarter fiscal 1999 revenues, including franchise income of $6.4 million, grew to a record $226.8 million, a 14.0 percent increase over fiscal 1998 second quarter total revenues of $199.0 million. Revenues for the six months ended December 31, 1998, including franchise income of $13.0 million, grew to a record $441.4 million, a 13.9 percent increase over total revenues of $387.6 million in the comparable fiscal 1998 period.

Fiscal 1999 results include costs associated with the Company's Year 2000 remediation program which are nonrecurring in nature. Fiscal 1998 results reflect the previously reported nonrecurring charge associated with disposition of Anasazi. Exclusive of these nonrecurring items, operating income for the second quarter of fiscal 1999 grew 8.4 percent to $19.0 million. Operating income for the six months ended December 31, 1998 grew
8.1 percent to $35.6 million.

Exclusive of nonrecurring items, net income in the second quarter of fiscal 1999 increased to $10.0 million, or $.41 per diluted share, an earnings per share increase of 24.2 percent from second quarter fiscal 1998 net income of $8.0 million, or $.33 per diluted share. For the first six months of fiscal 1999, the Company reported net income of $18.6 million, or $.76 per diluted share, compared to $14.9 million, or $.62 per diluted share, exclusive of the nonrecurring items.

Including nonrecurring items, net income in the second quarter of fiscal 1999 increased to a record $9.1 million, or $.37 per diluted share, an earnings per share increase of 12.1 percent from second quarter fiscal 1998 net income of $8.0 million, or $.33 per diluted share. For the first six months of fiscal 1999, the Company reported net income of $16.9 million, or $.69 per diluted share, compared to a net income of $13.8 million, or $.57 per diluted share, in the first six months of fiscal 1998.

                            RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                FOR THE PERIODS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   THREE MONTHS     SIX MONTHS
                                                   -------------   -------------
                                                   1998    1997    1998    1997
                                                   -----   -----   -----   -----
Company-owned service revenues (1)                 70.0%   69.7%   70.8%   70.6%
Company-owned product revenues (1)                 30.0    30.3    29.2    29.4
Franchise income                                    2.8     3.3     2.9     3.4

Company-owned operations:
     Profit margins on service (2)                 42.6    42.8    43.1    42.8
     Profit margins on product (3)                 46.6    45.4    46.5    45.1
     Direct salon (1)                               8.5     9.3     8.7     9.4
     Rent (1)                                      13.6    13.7    13.7    13.8
     Depreciation (1)                               3.2     3.2     3.3     3.2

     Direct salon contribution (1)                 18.5    17.5    18.4    17.0

Selling, general and administrative                10.9    11.0    11.1    10.8
Depreciation and amortization                       1.4     1.1     1.4     1.1
Nonrecurring items                                  0.7     0.0     0.7     0.5

Operating income                                    7.7     8.0     7.4     7.2
Income before income taxes                          6.6     6.8     6.3     6.1
Net income                                          4.0     4.0     3.8     3.5

Operating income, excluding
   nonrecurring items                               8.4     8.0     8.1     7.7
Net income, excluding nonrecurring items            4.4     4.0     4.2     3.8


(1)  Computed as a percent of company-owned revenues
(2)  Computed as a percent of service revenues
(3)  Computed as a percent of product revenues

RESULTS OF OPERATIONS

REVENUES

REVENUES for the second quarter of fiscal 1999 grew to a record $226.8 million, an increase of $27.9 million or 14.0 percent, over the same period in fiscal 1998. Revenues for the first six months of fiscal 1999 were a record $441.4 million, an increase of $53.7 million or 13.9 percent, over the same period in fiscal 1998. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $293.8 million and $576.1 million, respectively, for the second quarter and first six months of fiscal 1999, representing increases of 11.7 percent and 11.6 percent over the same periods a year ago. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the second quarters and first six months of fiscal 1999 and 1998, respectively, revenues by division are as follows:

                                                               (dollars in thousands)
                                                     THREE MONTHS                 SIX MONTHS
                                              -----------------------      ----------------------
                                                 1999           1998         1999          1998
                                               --------     ---------      --------      --------
Regis Hairstylists                             $ 83,640     $  74,352      $161,065      $145,782
Strip Center Salons (primarily Supercuts)        32,696        24,771        65,041        49,582
MasterCuts                                       30,790        27,252        60,208        53,190
Trade Secret                                     35,326        30,322        66,307        57,408
Wal-Mart/SmartStyle                              13,311         9,148        25,661        17,659
International                                    24,643        26,475        50,121        50,641
Franchise income                                  6,442         6,632        12,964        13,371
                                               --------     ---------      --------      --------
                                               $226,848      $198,952      $441,367      $387,633
                                               --------     ---------      --------      --------
                                               --------     ---------      --------      --------

Same-store sales for domestic company-owned salons increased 5.5 percent and
5.6 percent in the second quarter and first six months of fiscal 1999, respectively, compared to 6.2 percent and 6.0 percent in the same periods in fiscal 1998. System-wide same-store sales for the second quarter and first six months of fiscal 1999 increased 5.3 percent and 5.4 percent, respectively, compared to 5.4 percent in the same periods a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market based price increases in certain salon divisions, such as Regis Hairstylists and MasterCuts. A total of 19 million and 38 million customers system-wide were served during the second quarter and first six months of fiscal 1999, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the second quarter of fiscal 1999 were $154.3 million, an increase of $20.3 million or 15.1 percent, over the same period in fiscal 1998. In the first six months of fiscal 1999, service revenues were $303.3 million, an increase of $39.2 million or 14.9 percent, over the same period a year ago. The increase in service revenues is a result of salon acquisitions the Company has made during the past twelve months, strong service same-store sales increase of 6.8 percent and 6.6 percent in the second quarter and first six months of fiscal 1999, respectively, and accelerated new salon construction.

PRODUCT REVENUES in the second quarter of fiscal 1999 grew to $66.1 million, an increase of $7.8 million or 13.4 percent, over the same period in fiscal 1998. In the first six months of fiscal 1999, product revenues were $125.1 million, an increase of $14.9 million or 13.5 percent, over the same period
in fiscal 1998.   These increases continue a trend of escalating product
revenues due to product same-store sales growth of 2.6 percent and 3.5 in the second quarter and first six months of fiscal 1999, respectively, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues remained fairly consistent at 30.0 percent and
29.2 percent of revenues for the second quarter and first six months of fiscal 1999.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, decreased slightly to $6.4 million and $13.0 million in the second quarter and first six months of fiscal 1999, respectively. The decrease in franchise income is a result of a reduction in royalty rates charged to franchisees, partially offset by increases in franchise sales, which are not included in the Company's consolidated revenues. The Company expects that the reduction in royalty rates will not have an adverse affect on earnings due to a corresponding decrease in the costs of services provided to franchisees.

COST OF REVENUES

The aggregate cost of service and product revenues in the second quarter of fiscal 1999 were $123.9 million, compared to $108.5 million in the same period in fiscal 1998. For the first six months of fiscal 1999, the aggregate cost of service and product revenues were $239.5 million, compared to $211.6 million in the same period a year ago. The resulting combined gross margin percentages for the second quarter and first six months of fiscal 1999 improved 20 basis points and 60 basis points to 43.8 percent and
44.1 percent of company-owned revenues, respectively, compared to 43.6 percent and 43.5 percent of company-owned revenues in the same periods in fiscal 1998. As discussed below, these improvements were primarily due to strong same-store sales and increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS declined slightly to 42.6 percent in the second quarter of fiscal 1999, compared to 42.8 percent in the same period in fiscal 1998. This 20 basis point reduction is primarily due to timing of supply purchases in the Company's domestic divisions partially offset by payroll control and leverage from strong service same-store sales increases of 6.8 percent and continued sales maturation.

For the first six months of fiscal 1999, service margins were 43.1 percent, compared to 42.8 percent in the same period in fiscal 1998. This 30 basis point improvement is primarily due to continued sales leverage of fixed cost payrolls in the Supercuts division, and strong service same-store sales growth of 6.6 percent.

PRODUCT MARGINS improved to 46.6 percent and 46.5 percent in the second quarter and first six months of fiscal 1999, compared to 45.4 percent and
45.1 percent in the same periods a year ago. The respective 120 basis point and 140 basis point improvements are primarily a result of sales leveraging and decreased product costs in Trade Secret and Supercuts salons resulting from the benefit of Regis' purchasing power.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $18.8 million improved as a percent of company-owned revenues to 8.5 percent in the second quarter of fiscal 1999 from 9.3 percent in the same period in fiscal 1998. For the first six months of fiscal 1999, direct salon expense of $37.3 million improved as a percent of company-owned revenues to 8.7 percent from 9.4 percent in the same period in fiscal 1998. These improvements resulted from an increased ability to leverage these costs against increased revenues, which is a result of strong same-store sales and a maturing salon base.

RENT

Rent expense in the second quarter of fiscal 1999 was $30.0 million, or 13.6 percent of company-owned revenues, compared to $26.3 million, or 13.7 percent of company-owned revenues, in the same period in fiscal 1998. Rent expense in the first six months of fiscal 1999 was $58.8 million or 13.7 percent of company-owned revenues, compared to $51.7 million or 13.8 percent of company-owned revenues in the same period in fiscal 1998. The percentage improvements in both periods are primarily due to leveraging this fixed cost against strong same-store sales.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained consistent at 3.2 percent of company-owned revenues in both the second quarter of fiscal 1999 and 1998. For the first six months of fiscal 1999, salon depreciation expense was 3.3 percent of company-owned revenues, comparable to the 3.2 percent in the same period a year ago.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the second quarter of fiscal 1999 to $40.7 million, or 18.5 percent of company-owned revenues, compared to $33.6 million or 17.5 percent of company-owned revenues in the same period of fiscal 1998. For the first six months of fiscal 1999, direct salon contribution improved to $78.7 million, or 18.4 percent of company-owned revenues, compared to $63.6 million or 17.0 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $24.7 million, or 10.9 percent of total revenues in the second quarter of fiscal 1999, compared to $21.8 million, or
11.0 percent of total revenues in the same period in fiscal 1998. This 10 basis point improvement is a result of leveraging the fixed portion of this cost against sales volumes during the quarter.

For the first six months of fiscal 1999, SG&A expenses were $49.1 million, or
11.1 percent of total revenues, compared to $42.0 million, or 10.8 percent of total revenues in the same period in fiscal 1998. The 30 basis point increase in this category is a result of the fixed portion of this cost growing at a faster rate than sales primarily due to the accelerated growth of newly acquired and constructed salons.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization increased to 1.4 percent of total revenues in both the second quarter and first six months of fiscal 1999, compared to 1.1 percent in the same periods a year ago. This increase is related to additional depreciation associated with the Company's fiscal 1998 purchases of additional corporate office buildings and new distribution center as well as an increased level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months.

NONRECURRING ITEMS

Nonrecurring items included in operating income consist of gains(losses) on assets and business dispositions and other items of a nonrecurring nature.

See discussion of year 2000 remediation within Liquidity and Capital Resources, and also see Note 5 to the unaudited Consolidated Financial Statements for a description of the nonrecurring items.

OPERATING INCOME

Operating income in the second quarter of fiscal 1999, excluding nonrecurring items, improved to $19.0 million, an increase of $3.1 million or 19.9 percent over the same period in fiscal 1998. Operating income, excluding nonrecurring items, as a percentage of total revenues grew to 8.4 percent in the second quarter of fiscal 1999 compared to 8.0 percent in the same period in fiscal 1998. Exclusive of nonrecurring items, operating income in the first six months of fiscal 1999 improved to $35.6 million, or 8.1 percent of total revenues, an increase of $5.7 million, or 18.9 percent over the prior year period operating income of $29.9 million, or 7.7 percent of total revenues. These improvements are primarily attributable to improved gross margins and the leveraging of direct salon expenses.

INTEREST

Interest expense in the second quarter and first six months of fiscal 1999 was $2.8 million and $5.5 million, respectively, representing 1.2 percent of total revenues in the second quarter as well as the first six months of fiscal 1999, compared to $2.5 million and $4.9 million, or 1.2 percent and
1.3 percent of total revenues, in the same periods in fiscal 1998. Interest expense as a percent of total revenues has remained consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's annual effective income tax rate for all of fiscal 1999 is estimated to be slightly less than 40.0 percent, compared to 40.2 percent for fiscal year 1998. The anticipated reduction in the annual effective tax rate is a result of reduced state income taxes.

NET INCOME

Net income in the second quarter of fiscal 1999 grew to $9.1 million, or $.37 per diluted share, compared to a net income of $8.0 million, or $.33 per diluted share in the same period in fiscal 1998. Exclusive of nonrecurring items, net income in the second quarter of fiscal 1999 increased to $10.0 million, or $.41 per diluted share, compared to net income in the same period in fiscal 1998 of $8.0 million, or $.33 per diluted share, an earnings per share increase of 24.2 percent.

For the first six months of fiscal 1999, net income grew to $16.9 million or $.69 per diluted share, compared to net income of $13.8 million or $.57 per diluted share in the same period in fiscal 1998. Exclusive of nonrecurring items in both periods, net income in the first six months of fiscal 1999 increased to $18.6 million or $.76 per diluted share, compared to net income in the same period in fiscal 1998 of $14.9 million or $.62 per diluted share, an earnings per share increase of 22.6 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first six months of fiscal 1999 grew to $33.9 million compared to $32.2 million during the same period in fiscal 1998. The increase between the two periods is due to improved operating performance in the current year.

During the first six months of fiscal 1999, the Company had worldwide capital expenditures of $32.7 million, of which $3.3 million related to acquisitions of 109 salons, and $0.4 million of capital lease obligations that were entered into during the current year. The Company constructed 143 new salons (20 new Regis Hairstylists salons, 25 new MasterCuts salons, 23 new Trade Secret salons, 43 new Wal-Mart/SmartStyle salons, 22 new Strip Center Salons and 10 new International salons), and completed 35 major remodeling projects.
 All salon capital expenditures during the first six months of fiscal 1999 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1999 will include the construction of 275 to 300 new company-owned salons, and 125 major remodeling and conversion projects. It is expected the Company's total capital expenditures in fiscal 1999 will be approximately $55.0 million. Expenditures will be funded in part through borrowings under existing credit facilities and capital lease arrangements.

FINANCING

See Note 4 to the unaudited Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

During the first six months of fiscal 1999, the Company paid quarterly dividends of $1.4 million, or $.06 per share. In February 1999, the board of directors approved a three-for-two stock split of its common stock in the form of a 50 percent stock dividend, simultaneous with the payment of its second quarter dividend. Shareholders of record on February 15, 1999, will realize a 50 percent increase in the regular quarterly dividend payable on March 1, 1999. The board declared a quarterly dividend payable on that date of $0.03 per share on a post-split basis.

YEAR 2000

The Company previously initiated a comprehensive project to prepare its computer systems for the Year 2000. The Company has completed the awareness and assessment phases of the project and is in the process of remediation, validation and implementation. These phases are planned to be completed by late summer of calendar year 1999. Accordingly, management believes the Year 2000 will not have a significant impact on operations. If necessary modifications and conversions are not completed on a timely basis, the Year 2000 could have an adverse effect on the Company's operations. At this time, the Company believes it is unnecessary to adopt a contingency plan covering the possibility that the project will not be completed in a timely manner, but as part of the overall project, the Company will continue to assess the need for a contingency plan.

Costs associated with the Year 2000 are expensed as incurred and are funded through operating cash flows. Based on the Company's most recent assessment, the associated expense to be incurred is estimated to be approximately $5.5 million. The Company has incurred $3.4 million related to Year 2000 project costs from the project's inception in fiscal 1998 through the first six months of fiscal 1999, of which $2.9 million was incurred and charged to earnings during the first six months of fiscal 1999.

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

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit 15     Letter Re:  Unaudited Interim Financial Information.

Exhibit 27     Financial Data Schedule

(b)  Reports on Form 8-K:

     There were no reports on Form 8-K filed during the six months ended December 31, 1998.

                                      Exhibit 15
                 LETTER RE:  UNAUDITED INTERIM FINANCIAL INFORMATION

Securities and Exchange Commission
450 Fifth Street, North West
Washington, D.C. 20549

                    RE:  Regis Corporation on Form S-3
                         (File Nos. 333-28511, No. 33-82094,
                         No. 33-86276, No. 33-89150,
                         No. 33-92244, No. 33-96224,
                         No. 33-80337, and No. 333-49165),
                         Form S-4 (File No. 333-12099) and
                         Form S-8 (File No. 33-44867 and
                         No. 33-89882)


We are aware that our report dated January 25, 1999, on our reviews of the interim financial information of Regis Corporation as of December 31, 1998 and for the three and six month periods ended December 31, 1998 and 1997, and included in the Company's quarterly report on Form 10-Q for the quarter ended December 31, 1998, is incorporated by reference in these registration statements. Pursuant to Rule 436 (c) under the Securities Act of 1933, this report should not be considered a part of such registration statements prepared or certified by us within the meaning of Sections 7 and 11 of that Act.

                              /s/ PricewaterhouseCoopers LLP

                              PRICEWATERHOUSECOOPER LLP

Minneapolis, MN
February 8, 1999

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   REGIS CORPORATION




Date:  February 8, 1999            By:  /s/ Randy L. Pearce
                                      ------------------------------
                                      Randy L. Pearce
                                      Senior Vice President, Finance
                                      Chief Financial Officer

                                      Signing on behalf of the
                                      registrant and as principal
                                      accounting officer