Form 10-Q
period 1999-03-31
REGIS CORP
filed 1999-05-11
CIK 716643

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________ to___________________

                              --------------------

       For Quarter Ended March 31, 1999      Commission file number 011230

                                Regis Corporation
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                         41-0749934
        -------------------------------          --------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)           Identification No.)

       7201 Metro Boulevard, Edina, Minnesota           55439
       ---------------------------------------------------------
         (Address of principal executive offices)     (Zip Code)

                                  (612)947-7777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No
    ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 3, 1999:

Common Stock, $.05 par value                               36,661,686
----------------------------                            ----------------
         Class                                          Number of Shares

                                REGIS CORPORATION

                                      INDEX

PART I.    FINANCIAL INFORMATION                                      PAGE NOS.
                                                                      --------
           Item 1.    Consolidated Financial Statements:

                      Balance Sheet as of March 31, 1999
                      and June 30, 1998                                   3

                      Statement of Operations for the three
                      months ended March 31, 1999 and 1998                4

                      Statement of Operations for the nine
                      months ended March 31, 1999 and 1998                5

                      Statement of Cash Flows for the nine
                      months ended March 31, 1999 and 1998                6

                      Notes to Consolidated Financial Statements          7-10

                      Review Report of Independent Accountants            11

           Item 2.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       12-19



PART II.   OTHER INFORMATION

           Item 6.    Exhibits and Reports on Form 8-K                    20

           Signature                                                      21


                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 1999 AND JUNE 30, 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                       (UNAUDITED)
                                                                      MARCH 31, 1999            JUNE 30, 1998
                                                                     ---------------            -------------
ASSETS
Current assets:
  Cash                                                                   $   16,813                 $  4,774
  Accounts receivable, net                                                   11,902                   10,604
  Inventories                                                                64,027                   54,020
  Deferred income taxes                                                       5,964                    6,069
  Other current assets                                                        8,989                    6,706
                                                                         ----------                 --------
        Total current assets                                                107,695                   82,173

Property and equipment, net                                                 205,959                  179,748
Goodwill                                                                    153,106                  116,579
Other assets                                                                 12,543                   10,389
                                                                         ----------                 --------
          Total assets                                                   $  479,303                 $388,889
                                                                         ----------                 --------
                                                                         ----------                 --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                        $   28,228                 $ 19,741
  Accounts payable                                                           21,251                   24,040
  Accrued expenses                                                           49,635                   41,933
                                                                         ----------                 --------
        Total current liabilities                                            99,114                   85,714

Long-term debt                                                              144,967                  104,688
Other noncurrent liabilities                                                 13,006                    8,329

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 36,646,761 and 35,730,543
      shares at March 31, 1999 and
      June 30, 1998, respectively                                             1,233                    1,218
  Additional paid-in capital                                                147,722                  137,949
  Accumulated other comprehensive income                                     (1,199)                  (1,677)
  Retained earnings                                                          74,460                   52,668
                                                                         ----------                 --------
        Total shareholders' equity                                          222,216                  190,158
                                                                         ----------                 --------

       Total liabilities and shareholders' equity                        $  479,303                 $388,889
                                                                         ----------                 --------
                                                                         ----------                 --------

     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        1999                1998
                                                                                        ----                ----
Revenues:
  Company-owned salons:
    Service                                                                        $ 165,190             $ 141,091
    Product                                                                           66,667                55,714
                                                                                   ---------             ---------

                                                                                     231,857               196,805
   Franchise income                                                                    6,473                 6,300
                                                                                   ---------             ---------
                                                                                     238,330               203,105

Operating expenses:
  Company-owned:
    Cost of service                                                                   95,989                81,819
    Cost of product                                                                   36,197                30,291
    Direct salon                                                                      20,160                17,626
    Rent                                                                              32,031                27,689
    Depreciation                                                                       7,752                 6,534
                                                                                   ---------             ---------
                                                                                     192,129               163,959

  Selling, general and administrative                                                 25,381                22,239
  Depreciation and amortization                                                        3,577                 2,476
  Nonrecurring items                                                                   2,207
  Other                                                                                  343                   376
                                                                                   ---------             ---------

      Total operating expenses                                                       223,637               189,050
                                                                                   ---------             ---------

      Operating income                                                                14,693                14,055

Other income (expense):
  Interest                                                                            (3,139)               (2,676)
  Other, net                                                                             367                   324
                                                                                   ---------             ---------

      Income before income taxes                                                      11,921                11,703

Income taxes                                                                          (4,926)               (4,829)
                                                                                   ---------             ---------

        Net income                                                                 $   6,995             $   6,874
                                                                                   ---------             ---------
                                                                                   ---------             ---------

Net income per share:
   Basic                                                                           $     .19             $     .19
                                                                                   ---------             ---------
                                                                                   ---------             ---------
   Diluted                                                                         $     .19             $     .19
                                                                                   ---------             ---------
                                                                                   ---------             ---------


     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      1999                 1998
                                                                                      ----                 ----
Revenues:
  Company-owned salons:
    Service                                                                         $480,560             $416,388
    Product                                                                          193,067              167,196
                                                                                    --------             --------

                                                                                     673,627              583,584
Franchise income                                                                      19,436               19,671
                                                                                    --------             --------
                                                                                     693,063              603,255

Operating expenses:
  Company-owned:
    Cost of service                                                                  276,957              240,785
    Cost of product                                                                  103,879               91,464
    Direct salon                                                                      58,149               53,388
    Rent                                                                              92,444               80,983
    Depreciation                                                                      22,288               19,221
                                                                                    --------             --------
                                                                                     553,717              485,841

  Selling, general and administrative                                                 75,302               65,071
  Depreciation and amortization                                                        9,903                6,770
  Nonrecurring items                                                                   5,098                1,979
  Other                                                                                1,098                1,166
                                                                                    --------             --------

      Total operating expenses                                                       645,118              560,827

      Operating income                                                                47,945               42,428

Other income (expense):
  Interest                                                                            (8,745)              (7,902)
  Other, net                                                                           1,157                  788
                                                                                    --------             --------

      Income before income taxes                                                      40,357               35,314

Income taxes                                                                         (16,036)             (14,589)
                                                                                    --------             --------

        Net income                                                                  $ 24,321             $ 20,725
                                                                                    --------             --------
                                                                                    --------             --------

Net income per share:
   Basic                                                                            $    .67             $    .58
                                                                                    --------             --------
                                                                                    --------             --------
   Diluted                                                                          $    .65             $    .57
                                                                                    --------             --------
                                                                                    --------             --------


     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)

                                                                                        1999                  1998
                                                                                        ----                  ----
Cash flows from operating activities:
    Net income                                                                        $24,321               $20,725
    Adjustments to reconcile net income to net
           cash provided by operating activities:
       Depreciation                                                                    26,046                22,751
       Amortization                                                                     6,185                 3,512
       Deferred income taxes                                                             (683)                8,783
       Nonrecurring items                                                               1,175                 1,979
       Other                                                                            2,455                   124

       Changes in assets and liabilities:
          Accounts receivable                                                          (1,475)                2,281
          Inventories                                                                  (5,527)               (1,880)
          Other current assets                                                         (2,327)               (2,296)
          Other assets                                                                 (1,751)               (1,620)
          Accounts payable                                                             (5,639)               (4,427)
          Accrued expenses                                                              7,960                 4,188
          Other noncurrent liabilities                                                  3,245                 1,007
                                                                                     --------              --------
              Net cash provided by operating activities                                54,045                55,127
                                                                                     --------              --------

Cash flows from investing activities:
    Capital expenditures                                                              (47,277)              (42,840)
    Purchases of salon assets, net of cash acquired and
       certain obligations assumed                                                    (47,202)              (23,694)
                                                                                     --------              --------
              Net cash used in investing activities                                   (94,479)              (66,534)
                                                                                     --------              --------

Cash flows from financing activities:
    Borrowings on revolving credit facilities                                         182,287               102,124
    Payments on revolving credit facilities                                          (161,519)             (110,560)
    Proceeds from issuance of long-term debt                                           49,312                17,000
    Repayment of long-term debt                                                       (18,256)               (6,883)
    Dividends paid                                                                     (2,532)               (1,401)
    Proceeds from issuance of common stock                                              3,295                11,245
                                                                                     --------              --------
              Net cash provided by financing activities                                52,587                11,525
                                                                                     --------              --------

Effect of exchange rate changes on cash                                                  (115)                  (60)
                                                                                     --------              --------
Increase in cash                                                                       12,039                    58
Cash:
    Beginning of year                                                                   4,774                 8,212
                                                                                     --------              --------
    End of period                                                                    $ 16,813              $  8,270
                                                                                     --------              --------
                                                                                     --------              --------


     See accompanying notes to unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

     The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of March 31, 1999 and for the three and nine months ended March 31, 1999 and 1998, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 5 herein, include only normal recurring adjustments) necessary to fairly present the consolidated financial position of Regis Corporation (the Company) as of March 31, 1999 and the consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

     The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included on the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

     Consolidated financial and share data for 1998 include the retroactive effects of the March 1999 merger with Heidi's, Inc. (Heidi's) which was accounted for as a pooling-of-interests (Note 7). The consolidated financial statements have been restated by combining the historical consolidated financial statements of Regis Corporation with those of Heidi's for each of the periods presented.

     COST OF PRODUCT REVENUES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

2.   COMPREHENSIVE INCOME

     In the first quarter of fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." The standard requires the display and reporting of comprehensive income, which includes all changes in shareholders' equity with the exception of additional investments by shareholders or distributions to shareholders. The adoption of this standard had no impact on the Company's current or previously reported net income or shareholders' equity. Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and nine months ended March 31, 1999 and 1998 was as follows:

                                                                               FOR THE PERIODS ENDED MARCH 31,
                                                                           THREE MONTHS               NINE MONTHS
                                                                         ----------------          ---------------
                                                                                    (Dollars in thousands)
        Comprehensive income:                                            1999        1998          1999       1998
                                                                         ----        ----          ----       ----
        Net income                                                      $6,995      $6,874        $24,321    $20,725

        Change in cumulative foreign currency translation                 (574)       (254)           477       (228)
        Less: reclassification adjustment for translation
             losses realized in net income                                                           (964)
                                                                        ------      ------        -------    -------

           Total comprehensive income                                   $6,421      $6,620        $23,834    $20,497
                                                                        ------      ------        -------    -------
                                                                        ------      ------        -------    -------

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

     The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:

                                                                                FOR THE PERIODS ENDED MARCH 31,
                                                                           THREE MONTHS                NINE MONTHS
                                                                        ------------------         ------------------
                                                                        1999          1998         1999          1998
                                                                        ----          ----         ----          ----
     Weighted average shares for basic earnings per share          36,524,453     35,682,575    36,387,948   35,597,670

     Dilutive effect of stock options                               1,189,303        908,100     1,063,271      907,561
                                                                   ----------     ----------    ----------   ----------

     Weighted average for diluted earnings per share               37,713,756     36,590,675    37,451,219   36,505,231
                                                                   ----------     ----------    ----------   ----------
                                                                   ----------     ----------    ----------   ----------

4.   FINANCING ARRANGEMENTS:

     In September 1998, the Company borrowed $7.5 million under a 6.55 percent senior term note due September 2003 to refinance the Company's distribution center revolving line of credit established in fiscal 1998.

     During the third quarter of fiscal 1999, the Company borrowed $10 million under a 6.83 percent senior term note due December 2005 and $15 million under a 6.27 percent senior term note due June 2000 to finance recent acquisitions by the Company. In March 1999, the Company retired its UK term note due June 2001 with proceeds from its revolving line of credit. To facilitate this, the Company amended an existing revolving line of credit agreement to increase the amount available by $10 million to $45 million, eliminating covenants related to the Company's international operations and adding a multi-currency provision to the existing revolving credit facility.

5.   NONRECURRING ITEMS:

     Nonrecurring items included in operating income consist of gains or losses on assets and business dispositions and other items of a nonrecurring nature. The more significant items included in the third quarter and first nine months of fiscal 1999 and 1998 are as follows:

     - For the third quarter of fiscal 1999, the Company recorded $1.2 million of merger and transaction costs associated with its pooling-of-interests with Heidi's, Inc. (See note 7).

     - For the third quarter and first nine months of fiscal 1999, the Company recorded $1.0 million and $3.9 million, respectively, of expense associated with year 2000 remediation.

     - In the first quarter of fiscal 1998, the Company recorded a special charge of approximately $2.0 million associated with the divestiture of the business and assets of Anasazi Exclusive Salon Products, LLC (Anasazi).

6.   STOCK SPLIT:

     In February 1999, the board of directors approved a three-for-two stock split of its common stock in the form of a 50 percent stock dividend to be distributed on March 1, 1999 to shareholders of record on February 15, 1999. All share and per share amounts have been restated to reflect the stock split.

7.   MERGERS AND ACQUISITIONS:

     On January 25, 1999, the Company announced that it had entered into an agreement and plan of merger with The Barbers Hairstyling for Men and Women, Inc. (The Barbers), a provider of hairstyling and hair care products through franchised and company-owned salons based in Minneapolis, Minnesota. Under the terms of the agreement and plan of merger, each shareholder of The Barbers will receive 0.5 shares of Regis common stock, resulting in the issuance by the Company of approximately 2.3 million shares of common stock, on a post-split basis. It is expected that the transaction will be accounted for as a pooling-of-interests. Consummation of the merger is subject to approval by the shareholders of The Barbers. The transaction is expected to close during the Company's fiscal 1999 fourth quarter.

     In March 1999, the Company entered into an agreement to acquire Heidi's, Inc. (Heidi's), a chain of 24 salons operating in shopping malls based in Detroit, Michigan. Under the terms of the agreement, the shareholders of Heidi's, a privately held company, received 537,937 shares of Regis Corporation common stock. The transaction was consummated on March 15, 1999 and was accounted for as a pooling-of-interests. Prior period financial statements have been restated to reflect this merger as if the merged companies had always been combined.

     As a result of the merger, the Company recorded a pre-tax merger and transaction charge of $1.2 million in the third quarter of fiscal 1999. This charge included $675,000 for professional fees including investment banking, legal, accounting and other miscellaneous items, $420,000 for severance and a charge of $80,000 for duplicate rent expense and the write-off of duplicate operating assets, principally associated with the closure of the Heidi's headquarters. The severance expense of $420,000 covered termination of approximately 10 Heidi's employees who had duplicate positions in the corporate office functions. The results of operations for the separate companies and the combined amounts presented in the consolidated statements of operations are as follows:



                                                               FOR THE PERIODS ENDED MARCH 31,
                                                   THREE MONTHS                               NINE MONTHS
                                                   ------------                               -----------
                                                                      (Dollars in thousands)

                                                 1999               1998                   1999             1998
                                                 ----               ----                   ----             ----
     REVENUES:
         Regis                                 $231,597           $197,273             $672,964            $584,906

         Heidi's                                  6,733              5,832               20,099              18,349
                                               --------           --------             --------            --------

         Combined                              $238,330           $203,105              $693,063           $603,255
                                               --------           --------             --------            --------
                                               --------           --------             --------            --------

     NET INCOME:
         Regis                                  $ 6,739            $ 6,769               $23,709            $20,522

         Heidi's                                    256                105                   612                203
                                                -------            -------              --------            -------

         Combined                               $ 6,995            $ 6,874               $24,321            $20,725
                                                -------            -------              --------            -------
                                                -------            -------              --------            -------

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

     We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 1999, and the related consolidated statements of operations for the three months and nine months ended March 31, 1999 and 1998, and cash flows for the nine months ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Minneapolis, Minnesota
April 27, 1999

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and consolidator of hair and retail product salons with 3,909 salons (842 franchised) in 50 states, Puerto Rico, Canada and four other international countries at March 31, 1999. Regis operates and franchises salons in six divisions: Regis Hairstylists, Strip Center Salons (primarily Supercuts), MasterCuts, Trade Secret, Wal-Mart/SmartStyle and International, and has more than 29,000 employees worldwide.

Consolidated financial data for all periods presented reflect the retroactive effects of the March 1999 merger with Heidi's which has been accounted for as a pooling-of-interests (See note 7 to the Consolidated Financial Statements). The financial statements have been prepared by combining current and historical financial statements of Regis Corporation with those of Heidi's for each period presented.

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

The Company has developed a restructuring plan related to its International operations. This plan includes exiting operations in Ireland, Switzerland and France, and downsizing and relocating its European headquarters out of London to Coventry, England with the majority of the accounting and information technology functions transferring to Minneapolis. This plan was finalized and approved by the Company's Board of Directors during the fourth quarter of fiscal 1999 and will result in a nonrecurring charge to earnings in the fourth quarter of approximately $4 million to $5 million.

Third quarter fiscal 1999 revenues, including franchise income of $6.5 million, grew to a record $238.3 million, a 17.3 percent increase over fiscal 1998 third quarter total revenues of $203.1 million. Revenues for the nine months ended March 31, 1999, including franchise income of $19.4 million, grew to a record $693.1 million, a 14.9 percent increase over total revenues of $603.3 million in the comparable fiscal 1998 period.

Fiscal 1999 results include costs associated with the Company's Year 2000 remediation program (see note 5 to the Consolidated Financial Statements) and merger and transaction costs associated with the Company's merger with Heidi's, Inc. (see note 7 to the Consolidated Financial Statements) which are nonrecurring in nature. Fiscal 1998 results reflect the previously reported nonrecurring charge associated with disposition of Anasazi. Exclusive of these nonrecurring items, operating income for the third quarter of fiscal 1999 grew
20.2 percent to $16.9 million. Operating income for the nine months ended March 31, 1999 grew 19.4 percent to $53.0 million.

Exclusive of nonrecurring items, net income in the third quarter of fiscal 1999 increased to $8.6 million, or $.23 per diluted share, an earnings per share increase of 21.1 percent from third quarter fiscal 1998 net income of $6.9 million, or $.19 per diluted share. For the first nine months of fiscal 1999, the Company reported net income of $27.6 million, or $.74 per diluted share, compared to $21.8 million, or $.60 per diluted share, exclusive of the nonrecurring items.

                              RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.


                                                                         THREE MONTHS                    NINE MONTHS
                                                                     ------------------             -------------------
                                                                      1999         1998              1999         1998
                                                                     -----       ------             -----         -----
             Company-owned service revenues (1)                       71.2%        71.7%             71.3%        71.4%
             Company-owned product revenues (1)                       28.8         28.3              28.7         28.6
             Franchise income                                          2.7          3.1               2.8          3.3

             Company-owned operations:
                      Profit margins on service (2)                   41.9         42.0              42.4         42.2
                      Profit margins on product (3)                   45.7         45.6              46.2         45.3
                      Direct salon (1)                                 8.7          9.0               8.6          9.1
                      Rent (1)                                        13.8         14.1              13.7         13.9
                      Depreciation (1)                                 3.3          3.3               3.3          3.3

                               Direct salon contribution (1)          17.1         16.7              17.8         16.7

             Selling, general and administrative                      10.6         10.9              10.9         10.8
             Depreciation and amortization                             1.5          1.2               1.4          1.1
             Nonrecurring items                                        0.9                            0.7          0.3

             Operating income                                          6.2          6.9               6.9          7.0
             Income before income taxes                                5.0          5.8               5.8          5.9
             Net income                                                2.9          3.4               3.5          3.4

             Operating income, excluding                               7.1          6.9               7.7          7.4
               nonrecurring items
             Net income, excluding nonrecurring items                  3.6          3.4               4.0          3.6


             (1) Computed as a percent of company-owned revenues
             (2) Computed as a percent of company-owned service revenues
             (3) Computed as a percent of company-owned product revenues

RESULTS OF OPERATIONS

REVENUES

REVENUES for the third quarter of fiscal 1999 grew to a record $238.3 million, an increase of $35.2 million or 17.3 percent, over the same period in fiscal 1998. Revenues for the first nine months of fiscal 1999 were a record $693.1 million, an increase of $89.8 million or 14.9 percent, over the same period in fiscal 1998. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $306.4 million and $882.6 million, respectively, for the third quarter and first nine months of fiscal 1999, representing increases of 17 percent and 14 percent over the same periods a year ago. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the third quarters and first nine months of fiscal 1999 and 1998, respectively, revenues by division are as follows:

                                                                            (DOLLARS IN THOUSANDS)
                                                                  THREE MONTHS                  NINE MONTHS
                                                              -------------------           -------------------
                                                              1999           1998           1999           1998
                                                              ----           ----           ----           ----
Regis Hairstylists                                        $  90,346      $  79,641       $264,778       $237,940
Strip Center Salons (primarily Supercuts)                    38,993         27,778        104,034         77,360
MasterCuts                                                   31,176         26,789         91,384         79,979
Trade Secret                                                 34,444         28,718        100,751         86,126
Wal-Mart/SmartStyle                                          14,508         10,586         40,169         28,245
International                                                22,390         23,293         72,511         73,934
Franchise income                                              6,473          6,300         19,436         19,671
                                                           --------       --------       --------       --------
                                                           $238,330       $203,105       $693,063       $603,255
                                                           --------       --------       --------       --------
                                                           --------       --------       --------       --------


Same-store sales for domestic company-owned salons increased 6.0 percent and 5.8 percent in the third quarter and first nine months of fiscal 1999, respectively, compared to 5.0 percent and 5.7 percent in the same periods in fiscal 1998. System-wide same-store sales for the third quarter and first nine months of fiscal 1999 increased 5.5 percent compared to 5.5 percent and 5.3 percent in the same periods a year ago. Same-store sales increases achieved are primarily due to an increase in the number of customers served and market based price increases in certain salon divisions. A total of 19 million and 57 million customers system-wide were served during the third quarter and first nine months of fiscal 1999, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the third quarter of fiscal 1999 grew to $165.2 million, an increase of $24.1 million or 17.1 percent, over the same period in fiscal 1998. In the first nine months of fiscal 1999, service revenues were $480.6 million, an increase of $64.2 million or 15.4 percent, over the same period a year ago. The increase in service revenues is a result of salon acquisitions the Company has made during the past twelve months, strong service same-store sales increase of 5.7 percent and 6.3 percent in the third quarter and first nine months of fiscal 1999, respectively, and accelerated new salon construction.

PRODUCT REVENUES in the third quarter of fiscal 1999 grew to $66.7 million, an increase of $11.0 million or 19.7 percent, over the same period in fiscal 1998. In the first nine months of fiscal 1999, product revenues were $193.1 million, an increase of $25.9 million or 15.5 percent, over the same period in fiscal 1998. These increases continue a trend of escalating product revenues due to product same-store sales growth of 6.8 percent and 4.6 in the third quarter and first nine months of fiscal 1999, respectively, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues was
28.8 percent and 28.7 percent of revenues for the third quarter and first nine months of fiscal 1999.

FRANCHISE INCOME, including royalties, initial franchise fees and product sales made by the Company to franchisees, increased slightly to $6.5 million in the third quarter while decreasing slightly to $19.4 million in the first nine months of fiscal 1999, respectively. The slight increase in franchise income in the third quarter of fiscal 1999 is a result of increased product sales to Supercuts franchisees. The year-to-date decrease in franchise income is a result of a reduction in royalty rates charged to franchisees, partially offset by increases in franchise sales, which are not included in the Company's consolidated revenues. The Company expects that the reduction in royalty rates will not have an adverse affect on earnings due to a corresponding decrease in the costs of services provided to franchisees.

COST OF REVENUES

The aggregate cost of service and product revenues in the third quarter of fiscal 1999 were $132.2 million, compared to $112.1 million in the same period in fiscal 1998. For the first nine months of fiscal 1999, the aggregate cost of service and product revenues were $380.8 million, compared to $332.2 million in the same period a year ago. The resulting combined gross margin percentages for the third quarter of fiscal 1999 remained consistent at 43.0 percent while improving 40 basis points to 43.5 percent for the first nine months of fiscal 1999 of company-owned revenues compared to the same periods in fiscal 1998. As discussed below, the year-to-date improvement was primarily due to strong same-store sales and increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS were 41.9 percent in the third quarter of fiscal 1999, compared to 42.0 percent in the same period in fiscal 1998. This 10 basis point reduction is primarily due to higher initial payrolls resulting from recent acquisitions, partially offset by payroll control and leverage from strong service same-store sales increases of 5.7 percent and continued sales maturation.

For the first nine months of fiscal 1999, service margins improved to 42.4 percent, compared to 42.2 percent in the same period in fiscal 1998. This 20 basis point improvement is primarily due to continued sales leverage of fixed cost payrolls in the Supercuts, MasterCuts and Wal-Mart/SmartStyle divisions and strong service same-store sales growth of 6.3 percent.

PRODUCT MARGINS improved to 45.7 percent and 46.2 percent in the third quarter and first nine months of fiscal 1999, compared to 45.6 percent and 45.3 percent in the same periods a year ago. The respective 10 and 90 basis point improvements are primarily a result of sales leveraging and decreased product costs in Trade Secret and Supercuts salons resulting from the benefit of Regis' purchasing power. In addition, the improvement in the third quarter was partially offset by higher payroll costs in the Trade Secret division when compared to the same period last year.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $20.2 million improved as a percent of company-owned revenues to 8.7 percent in the third quarter of fiscal 1999 from 9.0 percent in the same period in fiscal 1998. For the first nine months of fiscal 1999, direct salon expense of $58.1 million improved as a percent of company-owned revenues to 8.6 percent from 9.1 percent in the same period in fiscal 1998. These improvements resulted from an increased ability to leverage these fixed costs against increased revenues, which is a result of strong same-store sales and a maturing salon base.

RENT

Rent expense in the third quarter of fiscal 1999 was $32.0 million, or 13.8 percent of company-owned revenues, compared to $27.7 million, or 14.1 percent of company-owned revenues, in the same period in fiscal 1998. Rent expense in the first nine months of fiscal 1999 was $92.4 million or 13.7 percent of company-owned revenues, compared to $81.0 million or 13.9 percent of company-owned revenues in the same period in fiscal 1998. The percentage improvements in both periods are primarily due to leveraging this fixed cost against strong same-store sales.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained consistent at 3.3 percent of company-owned revenues in both the third quarter and first nine months of fiscal 1999 and 1998.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the third quarter of fiscal 1999 to $39.7 million, or 17.1 percent of company-owned revenues, compared to $32.8 million or 16.7 percent of company-owned revenues in the same period of fiscal 1998. For the first nine months of fiscal 1999, direct salon contribution improved to $119.9 million, or 17.8 percent of company-owned revenues, compared to $97.7 million or 16.7 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel), training and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $25.4 million, or 10.6 percent of total revenues in the third quarter of fiscal 1999, compared to $22.2 million, or 10.9 percent of total revenues in the same period in fiscal 1998. For the first nine months of fiscal 1999, SG&A expenses were $75.3 million, or 10.9 percent of total revenues, compared to $65.1 million, or 10.8 percent of total revenues in the same period in fiscal 1998. These 30 and 10 basis point improvements in rate are a result of leveraging the fixed portion of this cost against sales volumes during the quarter and year-to-date.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization increased to 1.5 percent and 1.4 percent of total revenues in both the third quarter and first nine months of fiscal 1999, compared to 1.2 percent and 1.1 percent, respectively, in the same periods a year ago. This increase is related to additional depreciation associated with the Company's fiscal 1998 purchases of additional corporate office buildings and new distribution center as well as an increased level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months.

NONRECURRING ITEMS

Nonrecurring items included in operating income consist of gains and losses on assets and business dispositions, merger and transaction costs and other items of a nonrecurring nature.

See discussion of year 2000 remediation within Liquidity and Capital Resources, and refer to Note 5 to the unaudited Consolidated Financial Statements for a description of the nonrecurring items.

OPERATING INCOME

Operating income in the third quarter of fiscal 1999, excluding nonrecurring items, improved to $16.9 million, an increase of $2.8 million or 20.2 percent over the same period in fiscal 1998. Operating income, excluding nonrecurring items, as a percentage of total revenues grew to 7.1 percent in the third quarter of fiscal 1999 compared to 6.9 percent in the same period in fiscal 1998. Exclusive of nonrecurring items, operating income in the first nine months of fiscal 1999 improved to $53.0 million, or 7.7 percent of total revenues, an increase of $8.6 million, or 19.4 percent over the prior year period operating income of $44.4 million, or 7.4 percent of total revenues. These improvements are primarily attributable to improved gross margins and the leveraging of direct salon and rent expenses.

INTEREST

Interest expense in the third quarter and first nine months of fiscal 1999 was $3.1 million and $8.7 million, respectively, representing 1.3 percent of total revenues in the third quarter as well as the first nine months of fiscal 1999, compared to $2.7 million and $7.9 million, or 1.3 percent of total revenues, in the same periods in fiscal 1998. Interest expense as a percent of total revenues has remained consistent between the two periods because, although debt levels have increased, average interest rates were lower during the period.

INCOME TAXES

The Company's annual effective income tax rate for all of fiscal 1999 is estimated to be slightly less than 40.0 percent, compared to 40.2 percent for fiscal year 1998. The anticipated reduction in the annual effective tax rate is a result of reduced state income taxes.

NET INCOME

Net income in the third quarter of fiscal 1999 was to $7.0 million, or $.19 per diluted share, compared to a net income of $6.9 million, or $.19 per diluted share in the same period in fiscal 1998. Exclusive of nonrecurring items, net income in the third quarter of fiscal 1999 increased to $8.6 million, or $.23 per diluted share, compared to net income in the same period in fiscal 1998 of $6.9 million, or $.19 per diluted share, an earnings per share increase of 21.1 percent.

For the first nine months of fiscal 1999, net income grew to $24.3 million or $.65 per diluted share, compared to net income of $20.7 million or $.57 per diluted share in the same period in fiscal 1998. Exclusive of nonrecurring items in both periods, net income in the first nine months of fiscal 1999 increased to $27.6 million or $.74 per diluted share, compared to net income in the same period in fiscal 1998 of $21.8 million or $.60 per diluted share, an earnings per share increase of 23.3 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first nine months of fiscal 1999 was $54.0 million which was relatively consistent with the $55.1 million generated in the same period in fiscal 1998. The slight decrease in net cash provided by operating activities is primarily due to an increase in inventory levels between periods due to accelerated new store construction and acquisitions.

During the first nine months of fiscal 1999, the Company had worldwide capital expenditures of $53.8 million, of which $6.1 million related to acquisitions of 294 salons, and $0.4 million of capital lease obligations that were entered into during the current year. The Company constructed 212 new salons (29 new Regis Hairstylists salons, 37 new MasterCuts salons, 32 new Trade Secret salons, 60 new Wal-Mart/SmartStyle salons, 42 new Strip Center Salons and 12 new International salons), and completed 64 major remodeling projects. All salon capital expenditures during the first nine months of fiscal 1999 were funded by cash flow from the Company's operations and borrowings under its revolving credit facilities.

The Company anticipates its worldwide salon development program for fiscal 1999 will include the construction of approximately 300 new company-owned salons, and 125 major remodeling and conversion projects. It is expected the Company's total capital expenditures in fiscal 1999 will be approximately $55 to $60 million. Expenditures will be funded in part through borrowings under existing credit facilities and capital lease arrangements.

FINANCING

See Note 4 to the unaudited Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

DIVIDENDS

In February 1999, the board of directors approved a three-for-two stock split of its common stock in the form of a 50 percent stock dividend which was distributed on March 1, 1999 to shareholders of record on February 15, 1999. All share and per share amounts have been restated to reflect the stock split.

During the first nine months of fiscal 1999, the Company paid quarterly dividends of $2.5 million, or $.03 per share. In May 1999, the Board of Directors of the Company approved a regular quarterly dividend of $.03 per share payable on June 1, 1999 to shareholders of record on May 17, 1999.

YEAR 2000

The Company previously initiated a comprehensive project to prepare its computer systems for the Year 2000. The Company has completed the awareness, assessment and remediation phases of the project and is in the process of validation and implementation. The validation and implementation phases have been substantially completed by the end of the Company's third quarter. Accordingly, management believes the Year 2000 will not have a significant impact on operations. As part of the overall project, the Company is in the process of developing a contingency plan to mitigate the Company's risk that primary vendors or other external forces could have an impact on the Company's operations.

Costs associated with the Year 2000 are expensed as incurred and are funded through operating cash flows. The Company has incurred $4.4 million related to Year 2000 project costs from the project's inception in fiscal 1998 through the first nine months of fiscal 1999, of which $3.9 million was incurred and charged to earnings during the first nine months of fiscal 1999. As the Company has completed the implementation and validation phases of the project, no significant additional costs are anticipated to be incurred.

The Company is in contact with critical suppliers of products and services to assess whether the suppliers' operations and the products and services they provide are Year 2000 capable or to monitor their progress toward Year 2000 compliance. The results of the Company's inquiries have indicated that the majority of our critical suppliers are either compliant or have a plan in place to be compliant by the end of 1999. There can be no absolute assurance that another company's failure to ensure Year 2000 compliance would not have an adverse effect on the Company.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

Exhibit 10(nn) Term Note Agreement between the registrant and Bank of America
               National Trust and Savings Association dated December 31, 1998.

Exhibit 10(oo) Term Note H-1 Agreement between the registrant and the Prudential
               Insurance Company of America dated March 26, 1999.

Exhibit 10(pp) Term Note H-2 Agreement between the registrant the Prudential
               Insurance Company of America dated March 26, 1999.

Exhibit 10(qq) Term Note H-3 Agreement between the registrant the Prudential
               Insurance Company of America dated March 26, 1999.

Exhibit 10(rr) Term Note H-4 Agreement between the registrant the Prudential
               Insurance Company of America dated March 26, 1999.

Exhibit 10(ss) Modifications to the revolving Credit Agreement in 10(hh) dated
               September 1, 1998.


Exhibit 15     Letter Re:  Unaudited Interim Financial Information.

Exhibit 27     Financial Data Schedule



(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended March 31, 1999:

     Form 8-K dated January 25, 1999 related to the announcement of the Company's agreement and plan of merger with The Barbers, Hairstyling for Men & Women, Inc.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                               REGIS CORPORATION




Date:  May 11, 1999                         By:  /s/ Randy L. Pearce
                                            -----------------------------
                                                  Randy L. Pearce
                                                  Senior Vice President, Finance
                                                  Chief Financial Officer

                                                  Signing on behalf of the
                                                  registrant and as principal
                                                  accounting officer