Form 10-K
period 1999-06-30
REGIS CORP
filed 1999-09-17
CIK 716643

                                      FORM 10-K

                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C. 20549

(Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999

                                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ___________

Commission file number   0-11230
                       ----------

                                  Regis Corporation
                               ----------------------
                (Exact name of registrant as specified in its charter)

           Minnesota                                       41-0749934
----------------------------                           -------------------
State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization                        Identification No.)

7201 Metro Boulevard, Edina, Minnesota                        55439
---------------------------------------                   ------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code        (612) 947-7777
                                                         -----------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                Name of each exchange on which registered

     None                                               None
-----------------                                  ---------------

             Securities registered pursuant to section 12(g) of the Act:

                        Common Stock, Par Value $.05 per share
                    ----------------------------------------------
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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $19.875 per share as of September 3, 1999, as quoted on the NASDAQ), was $769,245,420.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 3, 1999, was 38,704,172.


                         DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement dated September 15, 1999 and Annual Report to Shareholders for the year ended June 30, 1999, are incorporated by reference into Parts I, II and III.

                                        PART I
ITEM 1.   BUSINESS

BACKGROUND

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the largest owner, operator, franchisor, and consolidator of hair and retail product salons in the world. The Regis worldwide operations include 4,954 hairstyling salons at June 30, 1999 operating in two segments: domestic and international. The Company's domestic operations include 4,650 salons operated and franchised primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 304 salons located in the United Kingdom (U.K.). The Company has more than 31,000 employees worldwide.

INDUSTRY OVERVIEW

Management estimates that annual revenues of the haircare industry are $45 billion in the United States and $90 billion worldwide. The industry is highly fragmented with the vast majority of haircare salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional haircare services, such as coloring.

BUSINESS STRATEGY

The Company's goal is to provide high quality haircare services and products to customers in different market groups through physically attractive salons located in high profile and convenient locations. The key elements of the Company's strategy to achieve these goals are the following:

CONSISTENT, QUALITY SERVICE. The Company is committed to meeting its customer's haircare needs by providing competitively priced services and products in convenient locations with professional and knowledgeable hairstylists. The Company's operations and marketing emphasize high-quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. The major services supplied by the Company's salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company's salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends. During fiscal 1999, the Company and its franchisees provided services to approximately 98 million customers worldwide.

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

STRIP-CENTER-BASED LOCATIONS. The mergers with Supercuts, Inc. (Supercuts) in October 1996 and The Barbers, Hairstyling for Men & Women, Inc. (The Barbers) in May 1999 position the Company in the rapidly growing strip shopping center segment of the retail haircare market in the United States. In the past three years, the Company has grown this division to be a significant part of its operations with 2,282 salons as of June 30, 1999. The Company's strip center salons are conveniently located in strip shopping centers with adequate traffic, appropriate trade area demographics, good visibility within the center or from adjoining streets, effective signage, easy access and adequate parking. The Company seeks to locate its salons in so-called "power strips", anchored by the number one or two grocery chain in the specific market or alternatively, a major mass merchant. In addition, the Company has added 183 company-owned strip center salons, operating primarily as Hair Masters or Style America Salons, through acquisitions to its strip center salon base.

MULTIPLE SALON CONCEPTS.  Regis operates salons primarily under six concepts:
Regis Salons, MasterCuts, Trade Secret, Wal-Mart/SmartStyle, Strip Center Salons (primarily Supercuts and Cost Cutters) and International. Regis' various salon concepts in the United States address the major segments of the salon market.

The Company's regional mall salon concepts provide the Company with the ability to have multiple locations within a single mall. Regis Salons appeals primarily to women and are positioned at the moderate-to-upscale end of the salon market. MasterCuts appeal to the more value-conscious customer with promotional or discount prices and have a higher percentage of men and children as customers. Trade Secret provides hairstyling service and a broad selection of quality haircare and beauty products sold only through professional salons. Because the square footage for each of these concepts is approximately the same, the Company has the ability to determine which salon concept is best suited to a new location and change the concept of existing salons to meet customer preference or demographic changes in the salon's market.

In addition, the Company also operates salons outside the mall, as previously mentioned. The company's Strip Center Salons division includes salons operated or franchised under the Supercuts, Cost Cutters, City Looks and We Care Hair, Hair Masters and Style America brand names. Supercuts, the Company's most recognized brand, targets the adult male looking for consistently high quality, affordable hair cuts in a convenient, no appointment setting. Through its fiscal 1999 merger with The Barbers, the Company added 783 franchised strip center salons operating under within three concepts: Cost Cutters, City Looks and We Care Hair. Cost Cutters salons provide high quality, value-priced hair care services for men, women and children. City Looks salons are higher-end, full service concepts based in upper-end strip centers and regional centers. We Care Hair Salons offer full-service hair, nails, skincare and tanning in strip centers at affordable prices. The Company has also added
183 other company-owned strip center salons through its acquisition strategy in the past two years, which primarily operate under the Hair Masters and Style America brands. Both concepts are full-service, however, Style America caters to time-pressed, value-orientated families, while Hair Masters offers moderately-priced services to a predominately female demographic.

SmartStyle Family Hair Salons located in Wal-Mart stores and supercenters offer promotionally priced, family-oriented hair care. In fiscal 1999, Regis became the primary provider of Wal-Mart salon services as a result of the merger with The Barbers, adding 199 (158 franchised) Cost Cutter salons located in Wal-Mart stores and supercenters. As of June 30, 1999, the Company operated or franchised a total 544 salons in Wal-Marts. This market position, coupled with Wal-Mart's renowned expansion provides an excellent opportunity for the Company.

The Company's International salons are located in department stores, hotels and stand-alone locations and are primarily focused on the moderate-to-upscale market.

EXPANSION. The Company has grown through increased revenues from existing salons, constructing additional salons, and mergers and acquisitions. Since 1994, the Company has added 3,475 net units (including franchised salons) to its worldwide salon base from new salon construction as well as mergers and acquisitions. During this same period of time, the Company added new salon concepts, Trade Secret and SmartStyle, merged with Supercuts and The Barbers, and expanded its Regis Salons and MasterCuts concepts. In addition to continuing its salon acquisition strategy, the Company expects to construct about 360 new company-owned salons and complete approximately 125 major remodeling and conversion projects during fiscal 2000.

The Company intends to continue to focus future growth of salons in strip shopping centers across the United States as it adds additional company-owned salons and assists current and new franchisees in their expansion and market development. The Company believes the growth opportunities in the strip shopping center segment of the retail haircare market in the United States are vast, and will complement the Company's continuing growth of its mall-based concepts. The Company does not intend to refocus other concepts, located in enclosed shopping malls throughout the United States, into the strip shopping center segment of the retail haircare market, nor does it intend to refocus its strip center salons into the enclosed shopping mall segment of the retail haircare market in the United States. In addition, the company plans to continue pursuing expansion opportunities through adding company-owned and franchised salons in Wal-Mart stores and supercenters.

HIGH QUALITY HAIRCARE PRODUCTS. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized haircare products such as Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Sebastian-Registered Trademark-, Redken-Registered Trademark-, and Nexxus-Registered Trademark- and a complete line of products sold under the Regis label, which is one of the Company's best selling product lines. The salon branded products are typically sold only through professional salons and generate slightly higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell haircare products as well as services such as color treatments and manicures to their customers. Sales of haircare products increased 16.7 percent in fiscal 1999 to $263.7 million and represented 28.4 percent of company-owned revenues.

CONTROL OVER SALON OPERATIONS. Regis controls the quality of operations and enjoys certain economies of scale in terms of certain corporate and store level expenses. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure that hairstylists are knowledgeable and provide consistent quality haircare services.

ECONOMIES OF SCALE. Management believes that due to its size and number of locations the Company has certain advantages which are not available to single location salons or small chains. The Company uses its point-of-sale system to track inventory at the salons and to accumulate and monitor service and product sales. This product and customer information is used to evaluate salon productivity and, in some cases, to determine the most appropriate salon use for the location. Additionally, as a result of its volume purchases, the Company is able to purchase haircare products and supplies and salon fixtures on an advantageous basis. The Company is also able to gain national and local market recognition for the Regis name and its salon concepts through national and local advertising and promotional programs.

DOMESTIC SALONS:

REGIS SALONS. Regis Salons are full-service salons providing complete haircare and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Salons is approximately 70 percent women and 30 percent men. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as haircare products. The average sale at Regis Salons is approximately $23. Regis Salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high-quality services. At June 30, 1999, the Company operated 905 Regis Salons in shopping malls in North America. Revenues from the Regis Salons were $356 million, or 37 percent of the Company's total revenues, in fiscal 1999. The Company expects to construct about 50 new Regis Salons in fiscal 2000.

MASTERCUTS FAMILY HAIRCUTTERS. MasterCuts Family Haircutters salons serve a broader customer base than Regis Salons and respond to competitive pressures for lower cost haircare services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Salons salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $12. The MasterCuts salons place more emphasis on discount or promotional pricing for the services being offered in order to compete more effectively with the chains of salons, primarily franchises, now offering such services at discount prices. In certain markets, the Company has been able to improve a salon's performance by converting it to a MasterCuts salon. At June 30, 1999, the Company operated 460 MasterCuts salons in North

America. Revenues from MasterCuts salons accounted for $123 million, or 13 percent of the Company's total revenues, in fiscal 1999. During fiscal 2000, the Company plans to construct approximately 50 new MasterCuts salons.

TRADE SECRET. Trade Secret salons emphasize haircare and beauty product sales in a retail setting while providing high-quality haircare services. Trade Secret salons are designed to display and attract sales of haircare and beauty products. Trade Secret salons offer the same products as the Regis Salons and MasterCuts salons, but also have additional haircare items. The average sale at Trade Secret salons is approximately $16. At June 30, 1999, the number of Trade Secret salons totaled 459 in North America, including 27 franchised locations. Revenues and franchise income from company-owned Trade Secret salons and franchising activity during fiscal 1999 was $137 million and $2 million, respectively, or 14 percent of the Company's total revenues. The Company anticipates constructing approximately 45 new Trade Secret salons in fiscal 2000.

WAL-MART.   The Company expanded into the mass merchant retail arena in May
1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with
MasterCuts: pricing is promotional, services are focused on family hair cutting, and product revenues contribute solidly to overall revenues. In fiscal 1998, the Company introduced a new brand name, SmartStyle Family Hair Salons, for its company-owned Wal-Mart salons and rapidly expanded this new brand name into its Wal-Mart salons in fiscal 1999. As part of the merger with The Barbers in May 1999, the Company acquired 199 (158 franchised) salons operating as Cost Cutters in Wal-Mart stores and supercenters making Regis the primary provider of salon services in Wal-Marts. The Company operated 544 company-owned and franchised salons within Wal-Mart stores and supercenters at June 30, 1999. Revenue from company-owned Wal-Mart salons totaled $64 million, or 6 percent of the Company's total revenue. The Company anticipates constructing about 120 new company-owned SmartStyle salons and franchise 40 new Cost Cutters in Wal-Mart stores and supercenters in fiscal 2000.

STRIP CENTER SALONS. The Company's Strip Center Salon division is comprised of 1,615 franchised and 667 company-owned salons operating under the following concepts:

     SUPERCUTS.   The Supercuts concept provides consistent high quality
     haircare services to its customers at convenient times and locations and at a reasonable price. The services offered by Supercuts salons are limited and standardized. The salons are designed for ease of operation and the demand for basic haircare is believed to be recession resistant and non-seasonal. This concept appeals to men, women and children, although male customers account for over 75 percent of total haircuts. Consumer research indicates that males get their hair cut slightly more often (8-9 times annually) than females (7-8 times annually) and their haircuts generally take less time. The Supercuts concept targets a male audience. At June 30, 1999, the Company operated 1,316 Supercuts in North America, including 825 franchised locations. Revenues and franchise income from company-owned Supercuts and franchising activity during fiscal 1999 was $116 million and $24 million, respectively, or 14 percent of the Company's total revenues. The Company plans to construct 65 new company-owned and 110 franchised Supercuts stores in fiscal 2000.

     COST CUTTERS FAMILY HAIR CARE/CITY LOOKS SALONS/WE CARE HAIR. This group of franchised salons were added to the Company's salon base as a result of the merger with The Barbers in fiscal 1999, as previously discussed. Cost Cutters Salons provide value-priced hair care services for men, women and children. In addition, Cost Cutters salons sell a complete line of professional hair care products. City Looks Salons are more upscale, full-service concepts located in regional centers and strip centers. We Care Hair Salons offer full-service hair, nails, skin care and tanning in strip centers at affordable prices. At June 30, 1999, the Company franchised 783 salons generating franchise income during fiscal 1999 of $21 million, or 2 percent of the Company's total revenues. The Company plans to add 40 franchise salons to the system in fiscal 2000.

     COMPANY-OWNED STRIP CENTER SALONS. The Company-owned Strip Center Salons is made up of successful salon groups acquired over the past two years. These salons have typically been or will be converted to either the Hair Masters or Style America brand names. Both concepts are full-service, however Style America caters to time-pressed, value-orientated families, while Hair Masters offers moderately-priced services to a predominately female demographic. At June 30, 1999, the Company operated 183 salons with fiscal 1999 revenues of $30 million. The Company anticipates adding 20 new salons to this group in fiscal 2000.

INTERNATIONAL SALONS:

The Company operated 304 hair care salons in the United Kingdom at June 30, 1999. Canadian salons operate primarily under the Regis Salons, MasterCuts, Supercuts and Trade Secret brand names and revenues are included within the respective operating divisions. Salons in the U.K. operate in malls, leading department stores, mass merchants, under license arrangements. During fiscal 1999, the International division divested its overseas salons outside the U.K. in order to focus on the U.K., which offers the Company stronger growth potential. Regis is the largest salon operator in the U.K. Revenues from the International salon operations were $101 million, or 10 percent of the Company's total revenues, in fiscal 1999. The Company expects to continue to modestly increase its International salon base in fiscal 2000.

NEW SALON DEVELOPMENT

The table on the following pages sets forth the number of Company salons opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

                               SALON LOCATION SUMMARY

                                                       1995      1996      1997      1998      1999
                                                       ----      ----      ----      ----      ----
REGIS
     Open at beginning of period                        825       811       821       835       844
     Salons constructed                                  17        31        28        33        41
     Acquired                                             9         9        18        15        63
     Less:  Relocations                                  11        11        10        15        20
                                                      -----     -----     -----     -----     -----
          Net salon openings                             15        29        36        33
     Conversions                                        (10)       (4)       (4)
     Salons closed or sold                              (19)      (15)      (18)      (24)      (23)
                                                      -----     -----     -----     -----     -----
     Open at end of period                              811       821       835       844       905
                                                      -----     -----     -----     -----     -----
                                                      -----     -----     -----     -----     -----


STRIP CENTERS (PRIMARILY SUPERCUTS AND COST CUTTERS)
Company-Owned:
     Open at beginning of period                        332       470       516       423       500
     Salons constructed                                 107        47         2         7        60
     Acquired                                            16         1                  47       143
     Less: Relocations                                                                            3
                                                      -----     -----     -----     -----     -----
          Net salon openings                            123        48         6        54       200
     Conversions (1)                                     21         9       (61)       38       (25)
     Salon closed or sold                                (6)      (13)      (38)      (15)       (8)
                                                      -----     -----     -----     -----     -----
     Open at end of period                              470       516       423       500       667
                                                      -----     -----     -----     -----     -----
                                                      -----     -----     -----     -----     -----

Franchised Salons:
     Open at beginning of period                      1,234    1,269      1,328     1,566     1,579
     Salons added                                        64       93         91        96       106
     Acquired                                                      3        104        30
     Less: Relocations                                                                  3         4
                                                      -----    -----      -----     -----     -----
          Net salon openings                             64       96        195       123       102
     Conversions (1)                                    (21)      (9)        61       (38)       (2)
     Salon closed or sold                                (8)     (28)       (18)      (72)      (64)
                                                      -----    -----      -----     -----     -----
     Open at end of period                            1,269    1,328      1,566     1,579     1,615
                                                      -----    -----      -----     -----     -----
                                                      -----    -----      -----     -----     -----

MASTERCUTS
     Open at beginning of period                        257      283        327       362       412
     Salons constructed                                  21       33         36        50        47
     Acquired                                             1       12          2         8        13
     Less:  Relocations                                   2        3          3         4         7
                                                      -----    -----      -----     -----     -----
          Net salon openings                             20       42         35        54
     Conversions                                         10        3          3
     Salon closed or sold                                (4)      (1)        (3)       (4)       (5)
                                                      -----    -----      -----     -----     -----
     Open at end of period                              283      327        362       412       460
                                                      -----    -----      -----     -----     -----
                                                      -----    -----      -----     -----     -----

                                                   1995      1996      1997      1998      1999
                                                   ----      ----      ----      ----      ----
TRADE SECRET
Company-Owned:
     Open at beginning of period                    106       152       219       302       340
     Salons constructed                              28        40        56        32        44
     Acquired                                        19        11        11        14        64
     Less:  Relocations                               1         4         4         4         9
                                                  -----     -----     -----     -----     -----
          Net salon openings                         46        47        63        42
     Conversions (1)                                  2        20        24         2        (7)
     Salon closed or sold                            (2)                 (4)       (6)
                                                  -----     -----     -----     -----     -----
     Open at end of period                          152       219       302       340       432
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----
Franchised Salons:
     Open at beginning of period                     64        68        55        38        34
     Salons added                                     7         8         6
     Acquired
     Less:  Relocations                                         1
                                                  -----     -----     -----     -----     -----
         Net salon openings                          77         6
     Conversions (1)                                 (2)      (19)      (23)       (2)       (7)
     Salon closed or sold                            (1)       (1)                 (2)
                                                  -----     -----     -----     -----     -----
     Open at end of period                           68        55        38        34        27
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

WAL-MART/SMARTSTYLE/COST CUTTERS
Company-owned:
     Open at beginning of period                      0         3       168       198       293
     Salons constructed                               3        10        30        48        96
     Acquired                                                 154                  47         0
     Less: Relocations salons closed or sold                                                  3
                                                  -----     -----     -----     -----     -----
         Net salon openings                           3       164        30        95        93

     Open at end of period                            3       168       198       293       386
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

     Franchised Salons:
     Open at beginning of period                               31        81       117       136
     Salons added                                    31        50        36        19        22
                                                  -----     -----     -----     -----     -----
          Net salon openings                         31        81       117       136       158
                                                  -----     -----     -----     -----     -----
     Open at end of period                           31        81       117       136       158
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

INTERNATIONAL (2)
     Open at beginning of period                    251       244       408       423       292
     Salons constructed                               9         9        26        17        12
     Acquired                                         2       178         3                   1
     Less:  Relocations                                         1
                                                  -----     -----     -----     -----     -----
          Net salon openings                         11       186        29        17
                                                  -----     -----     -----     -----     -----
     Salons closed or sold                          (18)      (22)      (14)      (48)     (101)
                                                  -----     -----     -----     -----     -----

     Open at end of period                          244       408       423       392       304
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

Grand total, system-wide                          3,331     3,923     4,264     4,530     4,954
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

Major remodeling & conversions                       46        65        72        97        95
                                                  -----     -----     -----     -----     -----
                                                  -----     -----     -----     -----     -----

(1)  Represents primarily the acquisition of franchise locations.
(2) Canadian salons are included in the Regis, MasterCuts and Trade Secret divisions and not included in the International salon totals.

Of the 282 new company-owned salons constructed in fiscal 1999, 41 were Regis Salons, 60 were Strip Center Salon (primarily Supercuts), 47 were MasterCuts, 44 were Trade Secret, 78 were SmartStyle and 12 were International salons.
In addition, 18 Cost Cutter Salon were constructed by The Barbers prior to the merger in fiscal 1999. The Company intends to construct approximately 360 new company-owned salons during fiscal 2000. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals.

HAIRCARE PRODUCTS

In recent years, the Company has placed emphasis on the sales of higher-margin haircare products, with the result that such revenues have become an increasingly important part of the Company's business, having grown from 5.4 percent of total company-owned revenues in fiscal 1987 to 28.4 percent in fiscal 1999. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988, the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The haircare products offered are primarily shampoos, hair conditioners, fixatives and hair sprays. Regis, MasterCuts, Cost Cutters, and Trade Secret private label products, as well as lines of salon branded products are sold only through licensed beauty salons, including Matrix-Registered Trademark-, Paul Mitchell-Registered Trademark-, Redken-Registered Trademark-, Sebastian-Registered Trademark-, and Nexxus-Registered Trademark-. The Regis line continues to be one of the Company's best selling product lines. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

The Company is the largest shopping mall tenant which operates haircare salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. In the United States, there are approximately 1,800 enclosed malls which meet the Company's performance criteria with several new shopping malls developed each year. At June 30, 1999, the Company's 1,824 United States and Canadian mall-based salons were located in 1,164 shopping malls. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis, MasterCuts and Trade Secret salons, of which the Company has penetrated less than 50 percent.

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

In evaluating specific locations for Supercuts and Cost Cutter company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allows customers adequate parking and quick and easy store access. The Company believes strip shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide a profitable customer flow. Strip center customers are destination shoppers and, as a result, Supercuts and Cost Cutters is not dependent upon expensive regional shopping mall locations. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, visibility, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

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

FRANCHISE TERMS

Supercuts franchisees pay monthly royalty fees based on service and product revenues. In addition, franchisees pay an advertising fee of five percent of service revenues, which is held in a separate account and administered by the Company. In calendar 1998, franchisees contributed approximately $11.0 million to the advertising fund. All royalties and advertising fees are due monthly.

The franchisees pay an initial franchise fee for each new franchise location. Franchisees are responsible for the costs of leasehold improvement, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital. New franchisees also must pay an initial fee for franchisee training.

The majority of existing franchise agreements have a perpetual term; subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchisee agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon site.

FRANCHISE SALES

Franchise expansion will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees who open more than one salon receive a reduction in initial franchise fees.

FRANCHISEE TRAINING

The Company provides new Supercuts franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The mechanisms used for providing training include mail, "800" number information lines and e-mail. In addition, the company provides store manager and stylists with extensive training. For further description of the Company's education and training programs, see the "Salon Training Programs" section of this document.

COST CUTTER FRANCHISING PROGRAM

GENERAL

The Company provides, pursuant to each franchise agreement, initial and ongoing operational training, advertising and marketing services, and financial analysis services to all of its franchises. In addition, the Company provides construction plans and sells all salon equipment necessary to equip a franchise store with retail consumer goods, such as beauty and hair care products and appliances.

STANDARDS OF OPERATIONS

All Cost Cutters franchisees are required to conform to Company-established operation policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The company's field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with Cost Cutters standards.

FRANCHISE TERMS

Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee and ongoing royalty and advertising fees to the Company. These fees vary depending upon the particular franchisee and the age of the franchise location.

The franchisees pay an initial franchise fee for each new franchise location. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital.

Cost Cutters franchisees pay monthly royalty fees based on service and product revenues. In addition, franchisees pay an advertising fee of up to six percent of gross revenues. All royalties and advertising fees are due weekly from the franchises.

The majority of existing franchise agreements have a 15 year term with a 15 year option to reacquire. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provides limited territorial protection.

FRANCHISE SALES

Franchise expansion will continue to be encouraged through both existing and new franchisees. Existing franchisees and new franchisees who open more than one salon receive a reduction in initial franchise fees.

FRANCHISE TRAINING

The Company provides new Cost Cutters franchisees with training, focusing on the various aspects of store management, including operations, personnel management, stylists training, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The mechanisms used for providing training include mail and annual conventions.

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

Supercuts maintains an Advertising Fund (the "Fund") that provides comprehensive advertising and sales promotion support for the Supercuts system. All Supercuts stores, company-owned and franchised, contribute five percent of service revenues to the Fund, 80 percent of which is allocated to the contributing market for media placement and local marketing activities and 20 percent of which is allocated for national advertising campaigns and system-wide activities. Each new franchised salon opened by a new franchisee or by an existing franchisee in a new market, contributes $5,000 for grand opening expenses. Additionally, stores may contribute supplemental funds to pay for advertising costs above their total market contributions. The Company's marketing department administers (at no additional cost to the franchisees or the Fund) the development of system-wide advertising and promotion, working with McCann-Erickson San Francisco, as agency of record. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty. In calendar 1998, $16.2 million was paid into the Fund, by both franchised and company-owned Supercuts stores.

Supercuts conducts regular, system-wide promotional programs for markets and an initial grand opening program for new stores. Each includes broadcast, print, direct mail and public relations campaigns.

Cost Cutters also maintains an advertising fund that supports advertising and sales promotion for the Cost Cutter's system. Pursuant to the franchise agreement, each franchisee, depending upon the particular franchise and the age of the franchise agreement, pays up to six percent of their gross sales into an advertising fund managed by the Company. The Company uses a portion of the fund to provide market research, production materials, ad slicks, brochures, radio and television commercials to all franchisees. The balance of the fund is used for advertising and promotion development for franchisees. In addition, each franchisee is also required to spend one percent of its gross sales on local advertising.

In many of the Company's stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. In a unique three-year agreement, the Company will support three postdoctoral fellows known as Regis Scholars, to conduct research in the field of breast cancer at the

Mayo Foundation, Rochester, MN. The goal of the Regis Scholars program is to further the prevention, diagnosis and treatment of breast cancer, and to recruit and train future leaders in the biology of the disease. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Breast Cancer Foundation Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis on Mother's Day to help fund breast cancer research, education, screening and treatment. The Company has reached nearly $2.5 million in fundraising for breast cancer charities.

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

Supercuts provides extensive initial and ongoing training to stylists through its system of field educators. Every stylist must attend a training course at one of the Supercuts designated training centers at which they are taught the Supercuts, haircutting technique and customer service principles.
Stylists may be recertified every six to nine months.   For annual
re-certification each stylist must participate in a combination of store seminars and studio visits.

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

The size of the Company's salons ranges from 500 to 5000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, ranges from approximately $45,000 for a new Wal-Mart location to $190,000 for a new Trade Secret location, which has higher inventory levels. Of the total construction costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment, and inventory.

The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new company-owned salons. The Company has developed considerable expertise in designing upscale, visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company's salons are airy in appearance and have limited partitions. Haircare products offered for sale are prominently and attractively displayed in the salons. Each of the Company's salon concepts has a different design related to the image to be projected. Regis Salons are more upscale in design and utilize wood and marble floors, mirrors and contrasting black and creme colors. Supercuts salons are functional in design and tastefully furnished, consistent with its image of a quality provider of affordable haircutting services. Cost Cutter salons are universally designed to appeal to a broad range of customers, providing value-priced full services in convenient locations. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Salons, and also have open and easily accessible product displays. SmartStyle salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and brightly colored to complement the Wal-Mart retail environment.

OPERATIONS

Company-owned and franchised salons located in the United States, Puerto Rico, and Canada, are operated and managed as part of the Company's North American operations. All other salons, located in department stores and high street locations in the United Kingdom are operated and managed through the Company's International branch located in England.

For each salon concept, the Company's operations are divided into geographic regions throughout the United States. Each region is headed by one of the Company's salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon.

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

TRADEMARKS

The Company holds numerous trademarks, both in the United States and in several foreign countries. The most important are the trademarks "Regis Salons," "Supercuts," "MasterCuts" "Trade Secret" and "Cost Cutters."

The Company believes the use of these trademarks is important in establishing and maintaining its reputation as a national operator of high-quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use.

EMPLOYEES

As of June 30, 1999, the Company had more than 31,000 full- and part-time employees worldwide, of which approximately 27,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

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

Information relating to Executive Officers of the Company follows:


       Name              Age                   Position
-------------------      ---  -------------------------------------------------
Myron Kunin              70   Chairman of the Board of Directors

Paul D. Finkelstein      57   President, Chief Executive Officer and Director

Christopher A. Fox       49   Executive Vice President Real Estate and Director

Randy L. Pearce          44   Executive Vice President, Chief Administrative
                              Officer and Chief Financial Officer

Mary Andert              44   Executive Vice President, Merchandising and
                              Marketing

Bruce Johnson            46   Senior Vice President, Design and Construction

Mark Kartarik            43   Senior Vice President, President and Chief
                              Operating Officer, Supercuts Inc.

Gordon Nelson            48   Senior Vice President, Fashion and Education

Bert M. Gross            69   Senior Vice President, General Counsel and
                              Secretary

Raymond Duke             48   Senior Vice President, International Managing
                              Director, Europe

Sharon Kiker             54   Chief Operating Officer, Regis Salons

Kris Bergly              38   Chief Operating Officer, StyleAmerica and Hair
                              Masters

Robert Ribnick           38   Chief Operating Officer, MasterCuts

Norma Knudsen            41   Chief Operating Officer, Trade Secret

C. John Briggs           55   Chief Operating Officer, SmartStyle Family Hair
                              Salons


Myron Kunin has served as Chairman of the Board of Directors of the Company since 1983, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., the Company's largest shareholder. He is also a director of Nortech Systems Incorporated.

Paul D. Finkelstein has served as President, Chief Operating Officer and as a director of the Company since December 1987, as Executive Vice President of the Company from June 1987 to December 1987 and has served as Chief Executive Officer since July 1, 1996.

Christopher A. Fox was elected Executive Vice President Real Estate in 1994, was Senior Vice President, Real Estate of the Company from 1988 to 1994, has served as Vice President from 1984 to 1988 and has served as a director of the Company since 1989.

Randy L. Pearce was elected Executive Vice President and Chief Administrative Officer in 1999, has served as Chief Financial Officer since 1998, was Senior Vice President, Finance from1998 to 1999, has served as Vice President of Finance from 1995 to 1997 and as Vice President of Financial Reporting from 1991 to 1994.

Mary Andert was elected Executive Vice President, Marketing and Merchandising in February 1999, served as Senior Vice President, Marketing since 1998, and as Vice President, Marketing since 1997.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President, of the Company since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and has served as Chief Operating Officer of Supercuts, Inc. since 1997.

Gordon Nelson has served as Senior Vice President, Fashion and Education of the Company since 1994 and as Vice President from 1989 to 1994.

Bert M. Gross was elected Senior Vice President, General Counsel in 1997 and acted as outside legal counsel to the Company from 1957 to 1997.

Raymond Duke was elected Senior Vice President, International Managing Director, Europe in February, 1999 and has served as Vice President since 1992.

Sharon Kiker was elected Chief Operating Officer, Regis Salons in April 1998 and has served as Vice President, Salon Operations from 1989 to 1998.

Kris Bergly was elected Chief Operating Officer, StyleAmerica in March 1999 and has served as Chief Operating Officer, SmartStyle Family Hair Salons since April 1998 and as Vice President, Salon Operations from 1993 to 1998.

Robert Ribnick was elected Chief Operating Officer, Mastercuts in April 1998 and has served as Vice President, Salon Operations from 1993 to 1998.

Norma Knudsen was elected Chief Operating Officer, Trade Secret in February 1999 and has served as Vice President, Trade Secret Operations since 1995.

C. John Briggs was elected Chief Operating Officer, SmartStyle Family Hair Salons in March 1999, and has served as Vice President, Regis Operations since 1988.

ITEM 2.   PROPERTIES

The Company's corporate executive and administrative offices are headquartered in a 100,000 square foot building in Edina, Minnesota owned by
the Company.   In December 1997, the Company acquired two buildings, totaling
70,000 square feet of office space, located adjacent to the Company's current headquarters in Edina. This office space is currently leased to several tenants. As leases terminate and additional office space is required, the Company plans to remove or relocate existing tenants to provide additional administrative office space for its own purposes.

The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventory and two supplement facilities which support the primary Eden Prairie facility. The Company completed construction of a new distribution center in Chattanooga, Tennessee during fiscal 1998. The Company anticipates that in addition to these two primary facilities additional warehouse space will be needed by mid-2001.

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

The Company also leases the premises in which certain of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. Future minimum lease payments for the next five years, which are reimbursable from the franchisees, are approximately $22.6 million annually. All additional lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sub-lease arrangements with the Company, negotiate and enter into leases on their own behalf.

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

ITEM 3.   LEGAL PROCEEDINGS

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On October 13, 1998, at the annual meeting of the shareholders of the Company, the elections of the Company's directors took place with the following results:

Election of Directors:


                                  FOR       WITHHOLD AUTHORITY
Rolf  Bjelland                20,791,168          162,527
Paul D. Finkelstein           20,769,516          184,179
Christopher A. Fox            20,769,611          184,084
Thomas L. Gregory             20,767,225          186,470
Van Zandt Hawn                20,791,171          162,524
Susan S. Hoyt                 20,791,183          162,512
David B. Kunin                20,766,647          187,047
Myron Kunin                   20,767,933          185,762



                                   PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

          Data relating to Market Stock Data Information and dividends as set forth in the sections included on pages 34 to 35 of the Registrant's 1999 Annual Report to Shareholders, a copy of which is included as
          Exhibit 13 hereto, are incorporated herein by reference.

          As of June 30, 1999, Regis shares were owned by approximately 13,200 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

ITEM 6.   SELECTED FINANCIAL DATA

          Five-Year Summary of Selected Financial Data which is included on page 12 of the Registrant's 1999 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 13 to 19 of the Registrant's 1999 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The Report of Independent Accountants on page 34, the Consolidated Financial Statements on pages 20 to 33 and the Quarterly Financial Data on page 34 of the Registrant's 1999 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          See Part I for information regarding Directors and Executive Officers of the Registrant.

ITEM 11.  EXECUTIVE COMPENSATION

          Executive compensation included on pages 6 through 7 of the Registrant's Proxy Statement dated September 15, 1999 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Security Ownership of Certain Beneficial Owners and Management on page 13 of the Registrant's Proxy Statement dated September 15, 1999 is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions is included on page 12 of the Registrant's Proxy Statement dated September 15, 1999 and is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (1). The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 20 to 34 of the Registrant's 1999 Annual Report to Shareholders, are incorporated by reference in Item 8:

               Report of Independent Accountants
               Consolidated Balance Sheet as of June 30, 1999 and 1998 Consolidated Statement of Operations for each of the three years in the period ended June 30, 1999
               Consolidated Statements of Changes in Shareholders' Equity
                  and Comprehensive Income for each of the three years in the period ended June 30, 1999
               Consolidated Statement of Cash Flows for each of the
                  three years in the period ended June 30, 1999
               Notes to Consolidated Financial Statements
          (2). The financial statement schedule required to be filed by Item 8 of this Form is as follows:

                      Report of Independent Accountants on Financial Statement Schedules
                      Schedule II -- Valuation and Qualifying Accounts
                        as of June 30, 1999, 1998 and 1997

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

4(a) Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company's report on Form 8-K dated May 2, 1996.)

4(b) Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company's report on Form 8-A12G dated February 4, 1997)

4(c) Three-for-two stock split. (Incorporated by reference to Item 2 of the Company's report on Form dated May 3, 1999 for the quarter ended March 31, 1999.)

10(a) Employment and Deferred Compensation Agreement, Dated as of April 14, 1998, between the Company and Paul D. Finkelstein. (Incorporated by reference to the Company's report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998).

10(b) Form of Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's report on Form 10-K date September 24, 1997.)

10(c) Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $500,000 owned by the registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the registrant and the insured's designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(d) Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant's Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e) Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the registrant and Myron Kunin and Paul D. Finkelstein, Trustees (Incorporated by reference to Exhibit 10(q) as part of the Company's Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993).

10(f) Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the registrant and Myron Kunin, Trustee (Incorporated by reference to Exhibit 10(r) as part of the Company's Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993).

10(g) Employee Profit Sharing Plan and Trust agreement, amended June 22, 1994 between the registrant and Myron Kunin, Trustee. (Incorporated by reference to Exhibit 10(t) part of the Company's report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h) Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(i) Private Shelf Agreement dated as of July 25, 1995 between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(m) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(j) Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company's report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(k) Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company's report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(l) Agreement and plan of merger between the Company and Supercuts, Inc. (Incorporated by reference to Exhibit 2.1 to July 15, 1996, Form 8-K.)

10(m) Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company's report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(n) Term Note A Agreement between the registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company's report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996)

10(o) Series D Senior Note drawn from Private Shelf Agreement dated as of December 13, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(w) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(p) Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(q) Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(r) Modification of Private Shelf Agreement in 10(m) dated July 11, 1997. (Incorporated by reference to Exhibit 10(bb) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(s) Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company's report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(t) Modifications of Private Shelf Agreement in 10(bb) dated October 1, 1997. (Incorporated by reference to Exhibit 10(ff) of the Company's report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(u) Revolving Credit Agreement dated December 30, 1997. (Incorporated by reference to Exhibit 10(jj) of the Company's report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(v) Private Shelf Agreement dated as of December 19, 1997 between the registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company's report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(w) Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company's report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(x) Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company's report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(y) Series G Senior Note dated as of July 10, 1998 between the registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company's report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(z) Revolving Credit Agreement dated May 5, 1998 between the registrant and Bank of America National Trust and Savings Associations. (Incorporated by reference to Exhibit 10(ii) of the Company's report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(aa) Modifications to the Revolving Credit Agreement in 10(z) dated September 1, 1998. (Incorporated by reference to Exhibit 10(kk) of the Company's report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(bb) Term Note C Agreement between the registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company's report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(cc) Term Note Agreement between the registrant and Bank of America National Trust and Savings Association dated December 31, 1998. (Incorporated by reference to Exhibit 10(nn) of the Company's report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(dd) Term Note H-1 Agreement between the registrant and the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company's report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(ee) Term Note H-2 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(pp) of the Company's report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(ff) Term Note H-3 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(qq) of the Company's report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(gg) Term Note H-4 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(rr) of the Company's report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(hh) Modifications to the Revolving Credit Agreement dated February 1, 1999. (Incorporated by reference to Exhibit 10(ss) of the Company's Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(ii) Agreement and plan of merger between the Company and The Barbers, Hairstyling for Men and Women (Incorporated by reference to the May 18, 1999, From S-4 (Reg. No. 333-75881)).

10(jj) Revolving Credit Agreement dated August 2, 1999 between the registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(a) Exhibits:

13        Select pages of the 1999 Annual Report to Shareholders.

23        Consent of Independent Accountants.

27        Financial Data Schedule

(b)       REPORTS ON FORM 8-K.
          The following reports on Form 8-K were filed during the three months ended June 30, 1999:

          Form 8-K dated May 21, 1999 related to the announcement of the company's earnings for the one month period ended April 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By  /s/ Paul D. Finkelstein
    --------------------------------
   Paul D. Finkelstein, President and Chief Executive Officer

By  /s/ Randy L. Pearce
    --------------------------------
   Randy L. Pearce, Executive Vice President, Chief Administrative Officer and Chief Financial Officer
   (Principal Financial and Accounting Officer)

DATE: September 17, 1999
      ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Myron Kunin
-------------------------------
Myron Kunin, Chairman of the
Board of Directors

 /s/ Paul D. Finkelstein
--------------------------------
Paul D. Finkelstein, Director

 /s/ Christopher A. Fox
--------------------------------
Christopher A. Fox, Director

 /s/ David B. Kunin
--------------------------------
David B. Kunin, Director

 /s/ Rolf Bjelland
--------------------------------
Rolf Bjelland, Director

 /s/ Van Zandt Hawn
--------------------------------
Van Zandt Hawn, Director

 /s/ Susan S. Hoyt
--------------------------------
Susan S. Hoyt, Director

 /s/Thomas L. Gregory
--------------------------------
Thomas L. Gregory, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Regis Corporation

Our audits of the consolidated financial statements referred to in our report dated August 24, 1999 appearing in the 1999 Annual Report to Shareholders of Regis Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP



Minneapolis, Minnesota
August 24, 1999

                                REGIS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                        as of June 30, 1999, 1998 and 1997
                              (dollars in thousands)


Column A                                               Column B           Column C             Column D    Column E
--------                                               --------    ----------------------      --------    ---------
                                                       Balance at  Charged to                              Balance at
                                                       beginning   costs and   Charged to                  end of
Description                                            of period   expenses    Other Accounts  Deductions  period
-----------                                            ---------   --------    --------------  ----------  --------

JUNE 30, 1999:

Valuation Account, Allowance for doubtful accounts     $  678          $ 35                       $467        $246

JUNE 30, 1998:

Valuation Account, Receivable from Premier Salons      $2,899                                   $2,899 (1)      $0
Valuation Account, Premier Salons Preferred Stock        $500                                     $500 (2)      $0
Valuation Account, Allowance for doubtful accounts     $  650          $150                       $122        $678

JUNE 30, 1997:
Valuation Account, Receivable from Premier Salons      $3,800                                     $901(3)   $2,899
Valuation Account, Premier Salons Preferred Stock        $500                                                 $500
Valuation Account, Allowance for doubtful accounts     $  689          $341                       $380        $650

Notes:
------
(1) Includes a payment of $156,000 and salon assets totaling $629,000 received in partial settlement of previously reserved balance.
(2) Redemption of Preferred Stock by Premier Salons.
(3) Payments received on previously reserved balance.