Form 10-Q
period 1999-09-30
REGIS CORP
filed 1999-11-09
CIK 716643

QuickLinks

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

For Quarter Ended September 30, 1999         Commission file number 011230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-0749934 (I.R.S. Employer Identification No.)
7201 Metro Boulevard, Edina, Minnesota (Address of principal executive offices)	55439 (Zip Code)

(612)947-7777
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 29, 1999:

Common Stock, $.05 par value	38,751,222
Class	Number of Shares

REGIS CORPORATION
INDEX

PART I.	Financial Information		Page Nos.
	Item 1.	Consolidated Financial Statements:
		Balance Sheet as of September 30, 1999 and June 30, 1999	3
		Statement of Operations for the three months ended September 30, 1999 and 1998	4
		Statement of Cash Flows for the three months ended September 30, 1999 and 1998	5
		Notes to Consolidated Financial Statements	6-8
		Review Report of Independent Accountants	9
	Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
Part II.	Other Information
	Item 4.	Submission of Matters to a Vote of Security Holders	16
	Item 6.	Exhibits and Reports on Form 8-K	16
	Signature		17

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
as of September 30, 1999 and June 30, 1999
(Dollars in thousands, except par value and share amounts)

	(Unaudited) September 30, 1999	June 30, 1999
ASSETS
Current assets:
Cash	$12,159	$7,351
Accounts receivable, net	17,995	16,506
Inventories	73,720	70,056
Deferred income taxes	8,321	8,596
Other current assets	5,199	10,570

Total current assets	117,394	113,079
Property and equipment, net	224,269	213,299
Goodwill	166,036	153,954
Other assets	14,926	13,292

Total assets	$522,625	$493,624

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$13,157	$23,945
Accounts payable	31,340	22,754
Accrued expenses	54,835	53,310

Total current liabilities	99,332	100,009
Long-term debt	159,825	143,041
Other noncurrent liabilities	16,012	14,377
Shareholders' equity:
Common stock, $.05 par value; issued and outstanding, 38,714,172 and 38,641,122 common shares at September 30, 1999 and June 30, 1999, respectively	1,936	1,932
Additional paid-in capital	148,872	148,591
Accumulated other comprehensive income	(862)	(1,148)
Retained earnings	97,510	86,822

Total shareholders' equity	247,456	236,197

Total liabilities and shareholders' equity	$522,625	$493,624

The accompanying notes are an integral part of the unaudited consolidated financial statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 1999 and 1998
(Dollars in thousands, except per share amounts)

	1999	1998
Revenues:
Company-owned salons:
Service	$177,229	$155,898
Product	71,633	60,230

	248,862	216,128
Franchise income	12,401	11,571

	261,263	227,699
Operating expenses:
Company-owned:
Cost of service	101,197	88,898
Cost of product	38,426	32,311
Direct salon	22,073	18,849
Rent	34,201	29,734
Depreciation	8,530	7,299

	204,427	177,091
Selling, general and administrative	27,942	27,266
Depreciation and amortization	3,768	3,218
Nonrecurring items		1,359
Other	2,599	2,234

Total operating expenses	238,736	211,168

Operating income	22,527	16,531
Other income (expense):
Interest	(3,380)	(2,719)
Other, net	410	366

Income before income taxes	19,557	14,178
Income taxes	(7,707)	(5,514)

Net income	$11,850	$8,664

Net income per share:
Basic	$.31	$.23

Diluted	$.30	$.22

The accompanying notes are an integral part of the unaudited consolidated financial statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 1999 and 1998
(Dollars in thousands)

	1999	1998
Cash flows from operating activities:
Net income	$11,850	$8,664
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,884	8,498
Amortization	2,404	1,959
Deferred income taxes	414	(143)
Other	144	1,028
Changes in assets and liabilities:
Accounts receivable	(1,335)	503
Inventories	(3,149)	(947)
Other current assets	5,331	294
Other assets	(1,859)	(303)
Accounts payable	7,059	(2,367)
Accrued expenses	1,273	(121)
Other noncurrent liabilities	1,630	1,884

Net cash provided by operating activities	33,646	18,949

Cash flows from investing activities:
Capital expenditures	(19,138)	(16,013)
Proceeds from sale of assets	51	19
Purchases of salon assets, net of cash acquired and certain obligations assumed	(14,637)	(10,506)

Net cash used in investing activities	(33,724)	(26,500)

Cash flows from financing activities:
Borrowings on revolving credit facilities	86,361	67,987
Payments on revolving credit facilities	(57,161)	(66,695)
Proceeds from issuance of long-term debt		21,392
Repayment of long-term debt	(23,372)	(13,510)
Dividends paid	(1,162)	(715)
Proceeds from issuance of common stock	216	281

Net cash provided by financing activities	4,882	8,740

Effect of exchange rate changes on cash	4	(28)

Increase in cash	4,808	1,161
Cash:
Beginning of period	7,351	7,678

End of period	$12,159	$8,839

The accompanying notes are an integral part of the unaudited consolidated financial statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  Basis of Presentation of Unaudited Interim Consolidated Financial Statements:

    The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of September 30, 1999 and for the three months ended September 30, 1999 and 1998, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 5 herein, include only normal recurring adjustments) necessary to fairly present the consolidated financial position of the Company as of September 30, 1999 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

    The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements which are included in the Company's 1999 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1999. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

    Cost of Product Sales.  On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

2.  Comprehensive Income

    Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three months ended September 30, 1999 and 1998 was as follows:

	Three Months Ended September 30,
	(Dollars in thousands)
	1999	1998
Net income	$11,850	$8,664
Change in cumulative foreign currency translation	286	1,008
Less reclassification adjustment for translation losses realized in net income		(964)

Total comprehensive income	$12,136	$8,708

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

    The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:

	Three Months Ended September 30,
	1999	1998
Weighted average shares for basic earnings per share	38,670,420	38,258,057
Dilutive effect of stock options	1,143,202	1,138,606

Weighted average for shares for diluted earnings per share	39,813,622	39,396,663

4.  Nonrecurring Items:

    Nonrecurring items included in operating income in the first quarter of fiscal 1999 consist of $1.4 million of expense associated with the Company's year 2000 remediation.

5.  Transaction and Restructuring Liabilities:

    The following provides additional information concerning the Company's transaction and restructuring liability related to its fiscal 1999 mergers with The Barbers and Heidi's and its restructuring liability related to its fiscal 1999 restructuring plan for its international operations.

	June 30, 1999	Cash Payments	September 30, 1999
Restructuring-International
Severance	$562	$378	$184
Salon closures and dispositions	1,187	177	1,010
Other	351		351

	2,100	555	1,545
Restructuring-Mergers
Severance	2,883	288	2,595
Salon closures and dispositions	115	32	83
Other	746	583	163

	3,744	903	2,841
Transaction Charges-Mergers	137	110	27

	$5,981	$1,568	$4,413

6.  Segment Information:

    Commencing with its 1999 fiscal year end reporting, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This new standard requires public companies to report financial and descriptive information about their reportable operating segments, generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance.

    Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments: domestic salons and international salons. The Company operates or franchises 4,742 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 299 salons operating in leading department stores, mass merchants and high street locations.

    The accounting policies of the reportable segments are the same as those used for the Consolidated Financial Statements. The Company evaluates the performance of its operating segments based on direct salon contribution, before supervision and corporate overhead expenses. Intersegment sales and transfers are not significant

    Summarized financial information concerning the Company's reportable segments for the three months ended September 30, 1999 and 1998, respectively, is shown in the following table.

	(Dollars in thousands)
	1999	1998
Company-owned revenues:
Domestic	$240,118	$202,221
International	21,145	25,478

Total	$261,263	$227,699

Salon contribution:
Domestic	$41,354	$35,586
International	3,081	3,451

Total	$44,435	$39,037

7.  Subsequent Event:

    On November 1, 1999, the Company entered into an agreement and plan of merger with Supercuts (Holdings) Limited (Supercuts Limited), a United Kingdom based company operating 68 hairstyling salons under the Supercuts brand name. Under the terms of the agreement and plan of merger, the shareholders of Supercuts Limited will receive approximately 1.8 million shares of Regis common stock. It is expected that the transaction will be accounted for as a pooling-of-interests. The transaction is expected to close during the Company's fiscal 2000 second quarter.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

    We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 1999, and the related consolidated statements of operations and cash flows for the three month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

    Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated August 24, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 27, 1999

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

    Summary

    Regis Corporation, based in Minneapolis, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 5,041 salons at September 30, 1999 operating in two segments: domestic and international. The Company's domestic segment includes 4,742 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 299 salons located in the United Kingdom. The Company has more than 32,000 employees worldwide.

    On November 1, 1999, the Company entered into an agreement and plan of merger with Supercuts (Holdings) Limited, a United Kingdom based company operating 68 hairstyling salons under the Supercuts brand name. The transaction is expected to close during the Company's fiscal 2000 second quarter.

    During the first quarter of fiscal 2000, the Company's consolidated revenues grew to a record $261.3 million, including franchise income of $12.4 million, a 14.7 percent increase over first quarter fiscal 1999 consolidated revenues of $227.7 million. First quarter operating income grew to $22.5 million, a 36.3 percent increase over the first quarter of fiscal 1999.

    Net income in the first quarter of fiscal 2000, increased to $11.9 million, or $.30 per diluted share, an earnings per share increase of 25.0 percent from first quarter fiscal 1999 net income of $9.5 million, or $.24 per diluted share. Prior year fiscal 1999 results reflect the costs associated with the Company's year 2000 remediation program, which are nonrecurring in nature. Net income in the first quarter of fiscal 1999, including nonrecurring items, was $8.7 million, or $.22 per diluted share.

Results of Operations

    The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

	For the Three Months Ended September 30,
	1999	1998
Company-owned service revenues (1)	71.2%	72.1%
Company-owned product revenues (1)	28.8	27.9
Franchise income	4.7	5.1
Company-owned operations:
Profit margins on service (2)	42.9	43.0
Profit margins on product (3)	46.4	46.4
Direct salon (1)	8.9	8.7
Rent (1)	13.7	13.8
Depreciation (1)	3.4	3.4
Direct salon contribution (1)	17.9	18.1
Selling, general and administrative	10.7	12.0
Depreciation and amortization	1.4	1.4
Nonrecurring items		0.6
Other	1.0	1.0
Operating income	8.6	7.3
Income before income taxes	7.5	6.2
Net income	4.5	3.8
Operating income, excluding nonrecurring items	8.6	7.9
Net income, excluding nonrecurring items	4.5	4.2

(1)
Computed as a percent of company-owned revenues

(2)
Computed as a percent of company-owned service revenues

(3)
Computed as a percent of company-owned product revenues

    Three months ended September 30, 1999, compared to three months ended September 30, 1998:

REVENUES

    Revenues for the first quarter of fiscal 2000 grew to a record $261.3 million, an increase of $33.6 million or 14.7 percent, over the same period in fiscal 1999. System-wide sales, inclusive of non-consolidated sales generated from franchised salons, increased 10.0 percent in the first quarter of fiscal 2000 to $385.0 million. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions, same-store sales increases as well as net salon openings.

    Revenues by division for the first quarter of fiscal 2000 and 1999 are as follows:

	(Dollars in thousands)
	2000	1999
Regis Salons	$91,707	$83,849
Strip Center Salons (primarily Supercuts)	44,700	32,345
MasterCuts	34,227	29,418
Trade Secret	38,238	30,981
SmartStyle	18,845	14,057
International	21,145	25,478
Franchise income	12,401	11,571

	$261,263	$227,669

    Same-store sales for domestic company-owned salons increased 4.2 percent in the first quarter of fiscal 2000, compared to same-store sales increases of 5.8 reported in the first quarter of fiscal 1999. System-wide same-store sales for the first quarter of fiscal 2000 increased 4.2 percent, compared to 5.6 percent in the same period in fiscal 1999. Same-store sales increases achieved are primarily due to an increase in the number of customers served. A total of 25.3 million customers system-wide were served during the first quarter of fiscal 2000. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

    Service Revenues in the first quarter of fiscal 2000 grew to $177.2 million, an increase of $21.3 million, or 13.7 percent, over the same period in fiscal 1999. This increase is a result of salon acquisitions the Company has made during the past twelve months, strong service same-store sale increases of 4.0 percent, and accelerated new salon construction.

    Product Revenues in the first quarter of fiscal 2000 grew to $71.6 million, an increase of $11.4 million, or 18.9 percent, over the same period in fiscal 1999. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 4.8 percent, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 28.8 percent of revenues compared to 27.9 percent of revenues in the same period of fiscal 1999.

    Franchise Income, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $12.4 million in the first quarter of fiscal 2000. The increase in franchise income is a result of an increase in royalties on franchisee sales, which sales are not included in the Company's consolidated revenues, as well as an increase in product sales to franchisees.

COST OF REVENUES

    The aggregate cost of revenues in the first quarter of fiscal 2000 was $139.6 million, compared to $121.2 million in the same period in fiscal 1999. The resulting combined gross margin percentage for the first quarter of fiscal 2000 was 43.9 percent of revenues, identical to that of the first quarter of fiscal 1999.

    Service margins remained fairly consistent at 42.9 percent in the first quarter of fiscal 2000, compared to 43.0 percent in the same period in fiscal 1999. This 10 basis point decline is primarily due to higher initial payroll costs related to certain acquisitions, partially offset by strong service same-store sale increases.

    Product margins remained consistent at 46.4 percent in the first quarter of fiscal 2000 and 1999.

DIRECT SALON

    This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $22.1 million increased slightly as a percentage of company-owned revenues to 8.9 percent in the first quarter of fiscal 2000 from 8.7 percent in the same period in fiscal 1999. The slight increase is due to an increase in freight costs during the quarter resulting from the roll-out of the new Regis private label product line and, an increase in salon advertising related to the Company's development of the HairMasters and Style America strip center salon concepts.

RENT

    Rent expense in the first quarter of fiscal 2000 was $34.2 million or 13.7 percent of company-owned revenues, compared to $29.7 million or 13.8 percent of company-owned revenues, in the same period in fiscal 1999. The slight improvement in rate is primarily due to leveraging this fixed cost against sales increases in the Wal-Mart and International divisions.

DEPRECIATION—SALON LEVEL

    Depreciation expense at the salon level remained consistent at 3.4 percent of revenues in both the first quarter of fiscal 2000 and 1999, primarily due to this fixed cost growing at relatively the same rate as sales due to accelerated new salon construction and acquisitions.

DIRECT SALON CONTRIBUTION

    For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the first quarter of fiscal 2000 to $44.4 million, or 17.9 percent of company-owned revenues, compared to $39.0 million or 18.1 percent of company-owned revenues in the same period of fiscal 1999.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative (SG&A) expenses was to $27.9 million, or 10.7 percent of total revenues in the first quarter of fiscal 2000, compared to $27.3 million, or 12.0 percent of total revenues in the same period in fiscal 1999. Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). This 130 basis point rate improvement is primarily related the Company's ability to leverage the fixed cost components of SG&A against sales growth and a decrease in SG&A expenses as a result of the amalgamation of The Barbers merger and implementation of the UK restructuring plan.

DEPRECIATION AND AMORTIZATION—CORPORATE

    Depreciation and amortization remained constant at 1.4 percent of total revenues in the first quarter of fiscal 2000 and 1999, primarily due to increases in the level of goodwill amortization resulting from acquisitions in the past twelve months, offset by leveraging this fixed cost against revenue increases.

NONRECURRING ITEMS

    Nonrecurring items included in operating income in the first quarter of fiscal 1999 consist of expenses associated with the Company's year 2000 remediation efforts. See discussion of year 2000 remediation within Liquidity and Capital Resources.

OPERATING INCOME

    Operating income in the first quarter of fiscal 2000 improved to $22.5 million, an increase of $6.0 million over the same period in fiscal 1999 (an increase of $7.4 million, excluding nonrecurring items). Operating income as a percentage of total revenues grew to 8.6 percent in the first quarter of fiscal 2000 compared to 7.9 percent in the same period in fiscal 1999, excluding nonrecurring items. This improvement is attributable primarily to leveraging of SG&A expenses, partially offset by higher direct salon expenses as a percent of total revenues, excluding nonrecurring items.

INTEREST

    Interest expense in the first quarter of fiscal 2000 grew to $3.4 million compared to $2.7 million for the same period in fiscal 1999, primarily due to an increase in debt levels over the prior year.

INCOME TAXES

    The Company's annual effective income tax rate for fiscal 2000 is estimated to be approximately 39.5 percent, compared to 42.5 percent for fiscal year 1999. In fiscal 1999, the Company's effective tax rate was negatively impacted by nondeductible merger and transaction costs associated with the Company's merger with Heidi's and The Barbers, and the U.K. restructuring charge.

NET INCOME

    Net income in the first quarter of fiscal 2000 grew to a record $11.9 million or $.30 per diluted share, compared to net income of $8.7 million or $.22 per diluted share in the same period in fiscal 1999. Exclusive of nonrecurring items, net income in the first quarter of the previous 1999 fiscal year was $9.5 million or $.24 per share.

Liquidity and Capital Resources

    Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities in the first three months of fiscal 2000 grew to $34.0 million compared to $19.0 million during the same period in fiscal 1999. The increase between the two periods is primarily due to improved operating performance.

    During the first three months of fiscal 2000, the Company had worldwide capital expenditures of $20.5 million, of which $1.4 million related to acquisitions of 92 salons. The Company constructed 18 new Regis Salons, 13 new MasterCuts salons, 11 new Trade Secret salons, 29 new Wal-Mart/SmartStyle salons, 15 new Strip Center Salons and 9 new International salons, and completed 22 major remodeling projects. All capital expenditures during the first three months of fiscal 2000 were funded by cash flow from the Company's operations and borrowings under its revolving credit facility.

    The Company anticipates its worldwide salon development program for fiscal 2000 will include the construction of approximately 360 new company-owned salons, and 125 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $70.0 million in fiscal 2000, excluding capital expenditures related to acquisitions.

Financing

    Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

Dividends

    During the first quarter of fiscal 2000, the Company paid quarterly dividends of $1.2 million, or $.03 per share. On November 2, 1999 the Board of Directors of the Company declared a $.03 per share quarterly dividend payable November 30, 1999 to shareholders of record on November 15, 1999.

Year 2000

    The Company previously initiated a comprehensive project to prepare its computer systems for the year 2000. The Company has completed all phases of the project including the awareness, assessment, validation and implementation phases. Accordingly, management believes the year 2000 will not have a significant impact on operations. As part of the overall project, the Company is in the process of developing a contingency plan to mitigate the Company's risk that primary vendors or other external forces could have an impact on the Company's operations.

    Costs associated with the year 2000 were expensed as incurred and funded through operating cash flows. The Company incurred $4.6 million related to year 2000 project costs from the project's inception in fiscal 1998 through its completion in fiscal 1999. No significant additional costs are anticipated to be incurred in the future.

    The Company has contacted critical suppliers of products and services to assess whether the suppliers' operations and the products and services they provide are year 2000 compliant or to monitor their progress toward year 2000 compliance. The results of the Company's inquiries have indicated that the majority of its critical suppliers are either compliant or have a plan in place to be compliant by the end of 1999. There can be no absolute assurance that another company's failure to ensure year 2000 compliance would not have an adverse effect on the Company.

Item 4. Submission of Matters to a Vote of Security Holders

    On October 19, 1999, at the annual meeting of the shareholders of the Company, votes on the elections of the Company's directors, increasing the number of authorized shares of common stock and increasing shares available under the Company's stock option plan took place with the following results:

1.  Election of Directors:

	FOR	WITHHOLD AUTHORITY
Rolf F. Bjelland	32,024,155	554,410
Paul D. Finkelstein	31,901,251	677,314
Christopher A. Fox	31,897,459	681,105
Thomas L. Gregory	31,896,163	682,402
Van Zandt Hawn	32,025,220	553,345
Susan Hoyt	32,025,162	553,403
David B. Kunin	31,875,312	703,253
Myron Kunin	31,900,428	678,137

2.  To increase the number of authorized shares of common stock:

For	26,421,284
Against	6,065,072
Abstain	53,346

3.  To increase the number of shares available under the Company's 1991 Stock Option Plan from 3,300,000 shares to 5,200,000 shares

For	26,692,754
Against	5,853,861
Abstain	31,949

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.
Exhibit 27	Financial Data Schedule
(b)
Reports on Form 8-K:

    There were no reports on Form 8-K filed during the three months ended September 30, 1999.

SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION
Date: November 9, 1999	By:	/s/ RANDY L. PEARCE Randy L. Pearce Senior Vice President, Finance Chief Financial and Administrative Officer Signing on behalf of the registrant and as principal accounting officer

QuickLinks

REGIS CORPORATION INDEX

REGIS CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

SIGNATURE