Form 10-Q
period 1999-12-31
REGIS CORP
filed 2000-02-11
CIK 716643

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the quarterly period ended December 31, 1999
                                              -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     For the transition period from                    to
                                   --------------------   -------------------

                                    --------------------
       For Quarter Ended December 31, 1999    Commission file number 011230
                         -----------------                           --------



                                Regis Corporation
             -------------------------------------------------------

             (Exact name of registrant as specified in its charter)

              Minnesota                              41-0749934
    ------------------------------------------------------------------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)

       7201 Metro Boulevard, Edina, Minnesota          55439
      -------------------------------------------------------
         (Address of principal executive offices)    (Zip Code)

                                  (612)947-7777
              ------------------------------------------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X       No
                                      -------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 4, 2000:

Common Stock, $.05 par value                          40,726,264
----------------------------                     ----------------------
         Class                                       Number of Shares

                                REGIS CORPORATION

                                      INDEX



Part I.             Financial Information                                           Page Nos.
                    ---------------------                                           ---------

                    Item 1.       Consolidated Financial Statements:

                                  Balance Sheet as of December 31, 1999
                                  and June 30, 1999                                      3

                                  Statement of Operations for the three
                                  months ended December 31, 1999 and 1998                4

                                  Statement of Operation for the six months
                                  Ended December 31, 1999 and 1998                       5

                                  Statement of Cash Flows for the six
                                  months ended December 31, 1999 and 1998                6

                                  Notes to Consolidated Financial Statements            7-12

                                  Review Report of Independent Accountants               13

                    Item 2.       Management's Discussion and Analysis of
                                  Financial Condition and Results of Operations        14-22



Part II.            Other Information
                    -----------------

                    Item 6.       Exhibits and Reports on Form 8-K                     23-24

                                  Signature                                               25



                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    AS OF DECEMBER 31, 1999 AND JUNE 30, 1999
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)


                                                                   (UNAUDITED)
                                                                DECEMBER  31, 1999            JUNE 30, 1999
                                                                -------------------          --------------
ASSETS
Current assets:
  Cash                                                                  $ 29,182                 $ 10,353
  Accounts receivable, net                                                19,243                   16,598
  Inventories                                                             77,742                   70,056
  Deferred income taxes                                                    8,321                    8,596
  Other current assets                                                     9,790                   11,780
                                                                        --------                 --------

        Total current assets                                             144,278                  117,383

Property and equipment, net                                              237,688                  215,952
Goodwill                                                                 201,880                  153,956
Other assets                                                              15,250                   13,291
                                                                        --------                 --------

          Total assets                                                  $599,096                 $500,582
                                                                        ========                 ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                       $ 37,495                 $ 23,945
  Accounts payable                                                        27,188                   23,877
  Accrued expenses                                                        64,708                   58,818
                                                                        --------                 --------

        Total current liabilities                                        129,391                  106,640

Long-term debt                                                           191,847                  143,041
Other noncurrent liabilities                                              20,445                   16,682

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 40,633,251 and 40,419,122
      common shares at December 31, 1999 and
      June 30, 1999, respectively                                          2,031                    2,021
  Additional paid-in capital                                             150,902                  148,504
  Accumulated other comprehensive loss                                    (1,009)                  (1,095)
  Retained earnings                                                      105,489                   84,789
                                                                        --------                 --------

        Total shareholders' equity                                       257,413                  234,219
                                                                        --------                 --------

       Total liabilities and shareholders' equity                       $599,096                 $500,582
                                                                        ========                 ========

            The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                    1999                  1998
                                                                    ----                  ----
       Revenues:
         Company-owned salons:
           Service                                               $192,476               $165,872
           Product                                                 81,129                 67,622
                                                                 --------               --------

                                                                  273,605                233,494
       Franchise income                                            12,250                 11,771
                                                                 --------               --------

                                                                  285,855                245,265

       Operating expenses:
         Company-owned:
           Cost of service                                        109,739                 95,405
           Cost of product                                         43,421                 36,185
           Direct salon                                            23,109                 19,623
           Rent                                                    37,420                 32,150
           Depreciation                                             8,955                  7,403
                                                                 --------               --------
                                                                  222,644                190,766

         Selling, general and administrative                       30,371                 28,497
         Depreciation and amortization                              4,106                  3,108
         Nonrecurring items                                         3,145                  1,532
         Other                                                      2,687                  2,439
                                                                 --------               --------

             Total operating expenses                             262,953                226,342
                                                                 --------               --------

             Operating income                                      22,902                 18,923

       Other income (expense):
         Interest                                                  (3,988)                (2,806)
         Other, net                                                   432                    439
                                                                 --------               --------

             Income before income taxes                            19,346                 16,556

       Income taxes                                                (8,539)                (6,429)
                                                                 --------               --------

               Net income                                        $ 10,807               $ 10,127
                                                                 ========               ========

       Net income per share:
        Basic                                                    $    .27               $    .25
                                                                 ========               ========
        Diluted                                                  $    .26               $    .24
                                                                 ========               ========

            The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                       1999                    1998
                                                                       ----                    ----
Revenues:
  Company-owned salons:
    Service                                                          $374,312               $325,867
    Product                                                           153,000                128,053
                                                                     --------               --------

                                                                      527,312                453,920
Franchise income                                                       24,651                 23,342
                                                                     --------               --------
                                                                      551,963                477,262

Operating expenses:
  Company-owned:
    Cost of service                                                   212,687                185,883
    Cost of product                                                    81,975                 68,658
    Direct salon                                                       45,403                 38,756
    Rent                                                               72,780                 62,911
    Depreciation                                                       17,563                 14,789
                                                                     --------               --------
                                                                      430,408                370,997

  Selling, general and administrative                                  58,632                 56,282
  Depreciation and amortization                                         7,874                  6,326
  Nonrecurring items                                                    3,145                  2,891
  Other                                                                 5,286                  4,673
                                                                     --------               --------

      Total operating expenses                                        505,345                441,169

      Operating income                                                 46,618                 36,093

Other income:
  Interest                                                             (7,355)                (5,528)
  Other, net                                                              846                    820
                                                                     --------               --------

      Income before income taxes                                       40,109                 31,385

Income taxes                                                          (16,664)               (12,126)
                                                                     --------               --------

        Net income                                                   $ 23,445              $  19,259
                                                                     ========              =========

Net income per share:
   Basic                                                             $    .58              $     .48
                                                                     ========              =========
   Diluted                                                           $    .56              $     .47
                                                                     ========              =========

            The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                             (DOLLARS IN THOUSANDS)


                                                                      1999                          1998
                                                                      ----                          ----
Cash flows from operating activities:
    Net income                                                      $ 23,445                      $ 19,259
    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation                                                   20,415                        17,339
       Amortization                                                    5,205                         3,919
       Deferred income taxes                                             503                          (266)
       Other                                                            (719)                        1,131

     Changes in assets and liabilities:
       Accounts receivable                                            (2,534)                       (1,545)
       Inventories                                                    (6,272)                       (3,399)
       Other current assets                                            1,803                        (1,258)
       Other assets                                                   (1,647)                       (1,652)
       Accounts payable                                                1,505                        (4,661)
       Accrued expenses                                                3,827                         3,210
       Other noncurrent liabilities                                    3,882                         2,511
                                                                    --------                      --------
           Net cash provided by operating activities                  49,413                        34,588

Cash flows from investing activities:
    Capital expenditures                                             (37,648)                      (30,660)
    Proceeds from sale of assets                                         134                            74
    Purchases of salon assets, net of cash acquired
           and certain obligations assumed                           (31,734)                      (17,038)
                                                                    --------                      --------
           Net cash used in investing activities                     (69,248)                      (47,624)

Cash flows from financing activities:
    Borrowings on revolving credit facilities                        163,047                       118,787
    Payments on revolving credit facilities                          (97,528)                     (107,629)
    Proceeds from issuance of long-term debt                           -                            21,500
    Repayment of long-term debt                                      (24,955)                      (17,486)
    Dividends paid                                                    (2,745)                       (1,431)
    Proceeds from issuance of common stock                               670                         1,936
                                                                    --------                      --------
           Net cash provided by financing activities                  38,489                        15,677
                                                                    --------                      --------

Effect of exchange rate changes on cash                                  175                          (102)

Increase in cash                                                      18,829                         2,539

Cash:
    Beginning of period                                               10,353                        10,469
                                                                    --------                      --------
    End of period                                                   $ 29,182                      $ 13,008
                                                                    ========                      ========

            The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

    1.     Basis of Presentation of Unaudited Interim Consolidated Financial
           Statements:

           The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of December 31, 1999 and for the three and six months ended December 31, 1999 and 1998, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 4 herein, include only normal recurring adjustments) necessary to fairly present the consolidated financial position of the Company as of December 31, 1999 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

           The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999, which are included in the Company's Form 8-K dated February 11, 2000. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

           In October 1999, the Company consummated a merger with Supercuts (Holdings) Limited (Supercuts UK) in a stock-for-stock transaction. The acquisition has been accounted for under the pooling-of-interests basis of accounting and, accordingly, as discussed in Note 8, the Company's consolidated financial statements have been restated to retroactively include the accounts and results of operations of Supercuts UK.

           COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.
                                       7

2.       Comprehensive Income

          Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and six months ended December 31, 1999 and 1998 was as follows:



                                                                    FOR THE PERIODS ENDED DECEMBER 31,
                                                                   THREE MONTHS               SIX MONTHS
                                                                   ------------               ----------
                                                                           (Dollars in thousands)
                                                                1999        1998          1999       1998
                                                                ----        ----          ----       ----

          Net income                                          $10,807     $10,127        $23,445    $19,259

          Change in cumulative foreign currency translation      (159)        (61)            86      1,081
          Less: reclassification adjustment for translation
               losses realized in net income                                                           (964)
                                                              -------     -------        -------    -------

                  Total comprehensive income                  $10,648     $10,066        $23,531    $19,376
                                                              =======     =======        =======    =======


    3.    Net Income per Share:

          Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's primary dilutive securities are issuable under the Company's Stock Option Plan, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities.

          The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:



                                                                                 FOR THE PERIODS ENDED DECEMBER 31,
                                                                                THREE MONTHS              SIX MONTHS
                                                                                ------------              ----------
                                                                            1999        1998           1999         1998
                                                                            ----        ----           ----         ----

          Weighted average shares for basic earnings per share             40,529,212    40,110,429    40,462,877   40,067,661

          Effect of dilutive securities                                     1,115,457     1,258,738     1,139,903    1,198,671
                                                                           ----------    ----------    ----------   ----------

          Weighted average shares for diluted earnings per share           41,644,669    41,369,167    41,602,780   41,266,332
                                                                           ==========    ==========    ==========   ==========

    4.    Nonrecurring Items:

          Nonrecurring items included in operating income in the second quarter and first six months of fiscal 2000 consist of $3.1 million of merger and transaction costs associated with the October 1999 merger with Supercuts UK (Note 8).

          Nonrecurring items included in operating income in the second quarter and first six months of fiscal 1999 consist of $1.5 million and $2.9 million, respectively, of expense associated with the Company's year 2000 remediation program.

    5.    Transaction and Restructuring Liabilities:

          The following provides additional information concerning the Company's transaction and restructuring liability related to its fiscal 2000 merger with Supercuts UK, and fiscal 1999 mergers with The Barbers, Hairstyling for Men and Women, Inc. (The Barbers) and Heidi's Inc. (Heidi's) and its restructuring liability related to its fiscal 1999 restructuring plan for its international operations.


                                                        June 30,        2000             Cash             December 31,
                                                          1999         Charges         Payments               1999
                                                          ----         -------         --------               ----

                                                                       (dollars in thousands)

          Restructuring-International
              Severance                                $   562                         $    421             $   141
              Salon closures and dispositions            1,187                              154               1,033
              Other                                        351                              182                 169
                                                       -------                         --------             -------
                                                         2,100                              757               1,343
          Restructuring-Mergers
              Severance                                  2,883          $2,482              667               4,698
              Salon closures and dispositions              115                               43                  72
              Other                                        746             116              601                 261
                                                       -------          ------         --------             -------
                                                         3,744           2,598            1,311               5,031

          Transaction Charges-Mergers                      137             547              111                 573
                                                       -------          ------         --------             -------
                                                       $ 5,981          $3,145         $  2,179             $ 6,947
                                                       =======          ======         ========             =======


    6.    Segment Information:

          Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance: domestic salons and international salons. The Company operates or franchises 4,950 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 367 salons operating in leading department stores, strip shopping centers, mass merchants and high street locations.

          Summarized financial information of the Company's reportable segments for the three and six months ended December 31, 1999 and 1998, respectively, is shown in the following table.



                                                                  FOR THE PERIODS ENDED DECEMBER 31,
                                                               THREE MONTHS                    SIX MONTHS
                                                               ------------                    ----------
                                                                          (Dollars in thousands)
                                                           1999           1998            1999           1998
                                                           ----           ----            ----           ----
          Company-owned revenues:
            Domestic                                    $247,049        $204,497        $474,765       $395,147
            International                                 26,556          28,997          52,547         58,773
                                                        --------        --------        --------       --------
                       Total                            $273,605        $233,494        $527,312       $453,920
                                                        ========        ========        ========       ========

          Salon contribution:
            Domestic                                    $ 47,030        $ 38,344        $ 88,383       $ 73,930
            International                                  3,931           4,384           8,521          8,993
                                                        --------        --------        --------       --------
                      Total                               50,961        $ 42,728        $ 96,904       $ 82,923
                                                        ========        ========        ========       ========

          In addition to the company-owned revenues detailed in the table above, the Company also recorded franchise income as part of consolidated revenues for the second quarter and first six months of fiscal 2000 of $12.3 million and $24.7 million, respectively, as compared to $11.8 million and $23.3 million, respectively for the second quarter and first six months of fiscal 1999. The expenses associated with the company's franchising activities are included in selling, general and administrative and other operating expenses.

7.        Financing Arrangements

          In November 1999, the Company entered into a $21.6 million promissory note which bore interest at 5.0 percent and was due and paid in full on January 3, 2000. The note was associated with an acquisition that was recorded using the purchase method of accounting.

8.       Mergers and Acquisitions

          SUPERCUTS UK

          Effective October 31, 1999, the Company consummated a merger with Supercuts UK. Supercuts UK is a United Kingdom based company operating 68 hairstyling salons under the Supercuts brand name. Under the terms of the merger agreement, the shareholders of Supercuts UK, a privately held company, received 1,778,000 shares of Regis Corporation common stock. The transaction has been accounted for as a pooling-of-interests. Prior period financial statements have been restated to reflect this merger as if the merged companies had always been combined.

          As a result of the merger, the Company recorded a pre-tax merger and transaction charge of $3.1 million in the second quarter of fiscal 2000. This charge included approximately $2.6 million for severance and other costs, principally associated with the closure of Supercuts UK's headquarters. Severance expense covered the termination of approximately 11 employees of Supercuts UK who had duplicate positions within the corporate office functions. The charge also included approximately $.5 million for professional fees including investment banking, legal, accounting and miscellaneous transaction costs.

          Revenues and net income for each of the combining entities prior to the merger were as follows:

                                                            FOR THE PERIODS ENDED DECEMBER 31
                                                     THREE MONTHS                          SIX MONTHS
                                                     ------------                          ----------
                                                                   (Dollars in thousands)

                                               1999               1998                1999            1998
                                               ----               ----                ----            ----
          Revenues:

               Regis                         $281,206           $240,911            $542,468        $468,610
               Supercuts UK                     4,649              4,354               9,495           8,652
                                             --------           --------            --------        --------

               Combined                      $285,855           $245,265            $551,963        $477,262
                                             ========           ========            ========        ========


          Net Income:

               Regis                         $ 13,184           $  9,653            $ 25,034        $ 18,314
               Supercuts UK                    (2,377)               474              (1,589)            945
                                             --------           --------            --------        --------

               Combined                      $ 10,807           $ 10,127            $ 23,445        $ 19,259
                                             ========           ========            ========        ========


          Prior to the combination, Supercuts UK's fiscal year ended on the Saturday closest to August 31. In recording the pooling-of-interests combination, Supercuts UK's final statements for the six months ended December 31, 1999 were combined with Regis consolidated financial statements for the same period. Supercuts UK's financial statements for the years ended September 4, 1999 and September 5, 1998 were combined with Regis' financial statements for the years ended June 30, 1999 and 1998, respectively.

          An adjustment of $.7 million has been made to shareholders' equity in the period ended December 31, 1999 to eliminate the effects of including Supercuts UK's results of operations for the two months ended September 4, 1999 in the Company's consolidated financial statements for the six months ended December 31, 1999.

          OTHER ACQUISITONS

          During the six month periods ended December 31, 1999 and 1998, the Company made numerous acquisitions in addition to its merger with Supercuts UK. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisitions recorded using the purchase method of accounting, individually and in the aggregate, are not material to the Company's operations.

          Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:



                                                                                          Six months
                                                                                     Ended December 31,

                                                                               1999                     1998
                                                                               ----                     ----

          Costs in excess of net tangible and
             identifiable intangible assets acquired                          $52,963                  $13,244
                                                                              =======                  =======

          Components of aggregate
             purchase price:
             Cash                                                             $31,734                  $17,038
             Stock                                                              1,588
             Current and noncurrent payables                                   25,141                      850
                                                                              -------                  -------
                                                                              $58,463                  $17,888
                                                                              =======                  =======

                                       12

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 1999, and the related consolidated statements of operations for the three months and six months ended December 31, 1999 and 1998, and cash flows for the six months ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with generally accepted auditing standards, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year then ended (not presented herein), and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.






PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
February 8, 2000

           Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in all 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 5,317 salons at December 31, 1999 operating in two segments: domestic and international. The Company's domestic segment includes 4,950 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 367 salons located in the United Kingdom. The Company has more than 34,000 employees worldwide.

Consolidated financial data for all periods presented reflect the retroactive effects of the October 1999 merger with Supercuts UK which has been accounted for as a pooling-of-interests (See Notes 1 and 8 to the Consolidated Financial Statements). The financial statements have been prepared by combining current and historical financial statements of Regis Corporation with those of Supercuts UK for each period presented.

Second quarter fiscal 2000 revenues grew to a record $285.9 million, including franchise income of $12.3 million, a 16.5 percent increase over fiscal 1999 second quarter total revenues of $245.3 million. Revenues for the six months ended December 31, 1999 grew to a record $552.0 million, including franchise income of $24.7 million, a 15.7 percent increase over total revenues of $477.3 million in the comparable fiscal 1999 period.

Fiscal 2000 results include merger and transaction costs associated with the October 1999 merger with Supercuts UK which are nonrecurring in nature, while fiscal 1999 results include nonrecurring costs associated with the Company's year 2000 remediation program. Exclusive of these nonrecurring items, operating income for the second quarter of fiscal 2000 grew 27.3 percent to $26.0 million. Operating income for the six months ended December 31, 1999 grew 27.6 percent to $49.8 million, exclusive of nonrecurring items.

Exclusive of nonrecurring items, net income in the second quarter of fiscal 2000 increased to a record $13.7 million, or $.33 per diluted share, an earnings per share increase of 22.2 percent from second quarter fiscal 1999 net income of $11.1 million, or $.27 per diluted share. For the first six months of fiscal 2000, the Company reported record net income of $26.3 million, or $.63 per diluted share, compared to $21.0 million, or $.51 per diluted share, exclusive of nonrecurring items.

Including nonrecurring items, net income in the second quarter of fiscal 2000 increased to a record $10.8 million, or $.26 per diluted share, compared to second quarter fiscal 1999 net income of $10.1 million, or $.24 per diluted share. For the first six months of fiscal 2000, the Company reported net income of $23.4 million, or $.56 per diluted share, compared to a net income of $19.3 million, or $.47 per diluted share, in the first six months of fiscal 1999.

                              RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.



                                                               FOR THE PERIODS ENDED DECEMBER 31,
                                                            THREE MONTHS                  SIX MONTHS
                                                            ------------                  ----------
                                                        1999            1998         1999           1998
                                                        ----            ----         ----           ----

        Company-owned service revenues (1)               70.3%         71.0%        71.0%            71.8%
        Company-owned product revenues (1)               29.7          29.0         29.0             28.2
        Franchise income                                  4.3           4.8          4.5              4.9

        Company-owned operations:
                 Profit margins on service (2)           43.0          42.5         43.2             43.0
                 Profit margins on product (3)           46.5          46.5         46.4             46.4
                 Direct salon (1)                         8.4           8.4          8.6              8.5
                 Rent (1)                                13.7          13.8         13.8             13.9
                 Depreciation (1)                         3.3           3.2          3.3              3.3

                      Direct salon contribution (1)      18.6          18.3         18.4             18.3

        Selling, general and administrative              10.6          11.6         10.6             11.8
        Depreciation and amortization                     1.4           1.3          1.4              1.3
        Nonrecurring items                                1.1           0.6          0.6              0.6
        Other                                             0.9           1.0          1.0              1.0

        Operating income                                  8.0           7.7          8.4              7.6
        Income before income taxes                        6.8           6.8          7.3              6.6
        Net income                                        3.8           4.1          4.2              4.0

        Operating income, excluding
           nonrecurring items                             9.1           8.3          9.0              8.2
        Net income, excluding nonrecurring items          4.8           4.5          4.8              4.4


       (1) Computed as a percent of company-owned revenues
       (2) Computed as a percent of service revenues
       (3) Computed as a percent of product revenues

RESULTS OF OPERATIONS:

REVENUES

REVENUES for the second quarter of fiscal 2000 grew to a record $285.9 million, an increase of $40.6 million or 16.5 percent, over the same period in fiscal 1999. Revenues for the first six months of fiscal 2000 were a record $552.0 million, an increase of $74.7 million or 15.7 percent, over the same period in fiscal 1999. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $414.2 million and $810.3 million, respectively, for the second quarter and first six months of fiscal 2000, representing increases of 12.8 percent and 12.3 percent over the same periods last year. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the second quarters and first six months of fiscal 2000 and 1999, respectively, revenues by division are as follows:



                                                                THREE MONTHS                   SIX MONTHS
                                                             ------------------         ------------------------
                                                              2000           1999           2000         1999
                                                              ----           ----           ----         ----
                                                                           (Dollars in thousands)
Regis Salons                                                $95,398        $90,581       $187,104       $174,431
Strip Center Salons (primarily Supercuts)                    51,220         32,696         95,920         65,041
MasterCuts                                                   36,108         30,790         70,335         60,208
Trade Secret                                                 43,402         35,326         81,640         66,307
Wal-Mart/SmartStyle                                          20,921         15,104         39,766         29,160
International                                                26,556         28,997         52,547         58,773
Franchise income                                             12,250         11,771         24,651         23,342
                                                           --------       --------       --------       --------
                                                           $285,855       $245,265       $551,963       $477,262
                                                           ========       ========       ========       ========

Same-store sales for domestic company-owned salons increased 4.4 percent and 4.3 percent in the second quarter and first six months of fiscal 2000, respectively, compared to 5.5 percent and 5.6 percent in the same periods in fiscal 1999. System-wide same-store sales for the second quarter and first six months of fiscal 2000 increased 4.0 percent and 3.9 percent, respectively, compared to 5.3 percent and 5.4 percent, respectively, in the same periods a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market based price increases in certain salon divisions. A total of 26 million and 52 million customers system-wide were served during the second quarter and first six months of fiscal 2000, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the second quarter of fiscal 2000 were $192.5 million, an increase of $26.6 million or 16.0 percent, over the same period in fiscal 1999. In the first six months of fiscal 2000, service revenues were $374.3 million, an increase of $48.4 million or 14.9 percent, over the same period a year ago. The increase in service revenues is a result of salon acquisitions the Company has made during the past twelve months, accelerated new salon construction and strong service same-store sales increase of 4.2 percent and 4.1 percent in the second quarter and first six months of fiscal 2000, respectively.

PRODUCT REVENUES in the second quarter of fiscal 2000 grew to $81.1 million, an increase of $13.5 million or 20.0 percent, over the same period in fiscal 1999. In the first six months of fiscal 2000, product revenues were $153.0 million, an increase of $24.9 million or 19.5 percent, over the same period in fiscal 1999. These increases continue a trend of escalating product revenues due to product same-store sales growth of 4.8 percent in the second quarter and first six months of fiscal 2000, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 29.7 percent and 29.0 percent of revenues for the second quarter and first six months of fiscal 2000 compared to 29.0 percent and 28.2 percent in the same periods a year ago.

FRANCHISE INCOME, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $12.3 million and $24.7 million in the second quarter and first six months of fiscal 2000, respectively. The increase in franchise income is a result of an increase in franchise sales, which are not included in the Company's consolidated revenues, as well as an increase in product sales to franchisees.

COST OF REVENUES

The aggregate cost of service and product revenues in the second quarter of fiscal 2000 were $153.2 million, compared to $131.6 million in the same period in fiscal 1999. For the first six months of fiscal 2000, the aggregate cost of service and product revenues were $294.7 million, compared to $254.5 million in the same period a year ago. The resulting combined gross margin percentages for the second quarter and first six months of fiscal 2000 improved 40 basis points and 20 basis points to 44.0 percent and 44.1 percent of company-owned revenues, respectively, compared to 43.6 percent and 43.9 percent of company-owned revenues in the same periods in fiscal 1999. As discussed below, these improvements were primarily due to strong same-store sales and increased sales leverage in the Company's fixed cost payroll divisions.

SERVICE MARGINS improved to 43.0 percent and 43.2 in the second quarter and first six months of fiscal 2000, respectively, compared to 42.5 percent and 43.0 percent in the same periods in fiscal 1999. These 50 basis point and 20 basis point increases are primarily due to leveraging fixed payroll costs against strong service same-store sales increases and continued sales maturation.

PRODUCT MARGINS remained consistent at 46.5 percent and 46.4 percent in the second quarter and first six months of fiscal 2000, compared to the same periods a year ago.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. Direct salon expense of $23.1 million remained consistent as a percent of company-owned revenues at 8.4 percent in the second quarter of fiscal 2000. For the first six months of fiscal 2000, direct salon expense of $45.4 million increased slightly as a percent of company-owned revenues to 8.6 percent from 8.5 percent in the same period in fiscal 1999. This slight increase is primarily due to an increase in freight costs resulting from the roll-out of the new Regis private label product line and an increase in salon advertising related to the rapid growth in the Company's HairMasters and Style America strip center salon concepts.

RENT

Rent expense in the second quarter of fiscal 2000 was $37.4 million, or 13.7 percent of company-owned revenues, compared to $32.2 million, or 13.8 percent of company-owned revenues, in the same period in fiscal 1999. Rent expense in the first six months of fiscal 2000 was $72.8 million or 13.8 percent of company-owned revenues, compared to $62.9 million or 13.9 percent of company-owned revenues in the same period in fiscal 1999. The percentage improvements in both periods are primarily due to leveraging this fixed cost against strong same-store sales increases.

DEPRECIATION - SALON LEVEL

For the second quarter of fiscal 2000, salon depreciation expense was 3.3 percent of company-owned revenues, comparable to the 3.2 percent in the same period a year ago. Depreciation expense at the salon level remained consistent at 3.3 percent of company-owned revenues in both the first six months of fiscal 2000 and 1999.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the second quarter of fiscal 2000 to $51.0 million, or 18.6 percent of company-owned revenues, compared to $42.7 million or 18.3 percent of company-owned revenues in the same period of fiscal 1999. For the first six months of fiscal 2000, direct salon contribution improved to $96.9 million, or 18.4 percent of company-owned revenues, compared to $82.9 million or 18.3 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $30.4 million, or 10.6 percent of total revenues in the second quarter of fiscal 2000, compared to $28.5 million, or 11.6 percent of total revenues in the same period in fiscal 1999. For the first six months of fiscal 2000, SG&A expenses were $58.6 million, or 10.6 percent of total revenues, compared to $56.3 million, or 11.8 percent of total revenues in the same period in fiscal 1999. These 100 basis point and 120 basis point, respectively, improvements are primarily related to a decrease in SG&A expense as a result of the amalgamation of The Barbers and Heidi's mergers and implementation of the UK restructuring plan, as well as the Company's ability to leverage the fixed cost components of SG&A against sales growth.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization increased to 1.4 percent of total revenues in both the second quarter and first six months of fiscal 2000, compared to 1.3 percent in the same periods a year ago. This increase is primarily related to the level of intangible assets, primarily goodwill and non-compete agreements, associated with the Company's acquisition activity during the past twelve months.

NONRECURRING ITEMS

Nonrecurring items included in operating income consist of merger and transaction costs, restructuring gains(losses) on assets and business dispositions and other items of a nonrecurring nature.

See discussion of year 2000 remediation costs within Liquidity and Capital Resources and Note 4 to the unaudited Consolidated Financial Statements for a description of the nonrecurring items.

OPERATING INCOME

Operating income in the second quarter of fiscal 2000, excluding nonrecurring items, improved to $26.0 million, an increase of $5.6 million or 27.3 percent over the same period in fiscal 1999. Operating income, excluding nonrecurring items, as a percentage of total revenues grew to 9.1 percent in the second quarter of fiscal 2000 compared to 8.3 percent in the same period in fiscal 1999. Exclusive of nonrecurring items, operating income in the first six months of fiscal 2000 improved to $49.8 million, or 9.0 percent of total revenues, an increase of $10.8 million, or 27.6 percent over the prior year period operating income of $39.0 million, or 8.2 percent of total revenues.

INTEREST

Interest expense in the second quarter and first six months of fiscal 2000 was $4.0 million and $7.4 million, respectively, representing 1.4 percent of total revenues in the second quarter and 1.3 percent in the first six months of fiscal 2000, compared to $2.8 million and $5.5 million, or 1.1 percent and 1.2 percent of total revenues, in the same periods in fiscal 1999. Interest expense as a percent of total revenues has remained generally consistent between the two periods despite higher debt levels resulting from the Company's acquisition program and working capital needs.

INCOME TAXES

The Company's annual effective income tax rate for the first six months of fiscal 2000 is 41.5 percent compared to 41.8 percent for fiscal year 1999. Fiscal 2000 and 1999 effective tax rates have been negatively impacted by nondeductible merger and transaction costs associated with the Company's merger with Supercuts UK in fiscal 2000 and mergers with Heidi's and The Barbers as well as the UK restructuring charge in fiscal 1999. Management expects the underlying effective tax rate for all of fiscal 2000 to be approximately 39.5%.

NET INCOME

Net income in the second quarter of fiscal 2000 grew to $10.8 million, or $.26 per diluted share, compared to a net income of $10.1 million, or $.24 per diluted share in the same period in fiscal 1999. Exclusive of nonrecurring items, net income in the second quarter of fiscal 2000 increased to a record $13.7 million, or $.33 per diluted share, compared to net income in the same period in fiscal 1999 of $11.1 million, or $.27 per diluted share, an earnings per share increase of 22.2 percent.

For the first six months of fiscal 2000, net income grew to $23.4 million or $.56 per diluted share, compared to net income of $19.3 million or $.47 per diluted share in the same period in fiscal 1999. Exclusive of nonrecurring items in both periods, net income in the first six months of fiscal 2000 increased to a record $26.3 million or $.63 per diluted share, compared to net income in the same period in fiscal 1999 of $21.0 million or $.51 per diluted share, an earnings per share increase of 23.5 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first six months of fiscal 2000 grew to $49.4 million compared to $34.6 million during the same period in fiscal 1999. The increase between the two periods is primarily due to improved operating performance.

During the first six months of fiscal 2000, the Company had worldwide capital expenditures of $41.9 million, of which $4.3 million related to acquisitions of 92 salons. The Company constructed 30 new Regis Salons, 26 new MasterCuts salons, 24 new Trade Secret salons, 52 new Wal-Mart/SmartStyle salons, 39 new Strip Center Salons and 15 new International salons, and completed 53 major remodeling projects. All capital expenditures during the first six months of fiscal 2000 were funded by cash flow from the Company's operations and borrowings under its revolving credit facility.

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

Dividends

During the first six months of fiscal 2000, the Company paid normal quarterly dividends of $2.4 million, or $.06 per share. In addition, prior to the merger of Supercuts UK with Regis, Supercuts UK declared normal dividends of $.3 million which was paid during the first six months of fiscal 2000.

Year 2000

The Company previously initiated a comprehensive project to prepare its computer systems for the year 2000. The Company completed all phases of the project including the awareness, assessment, validation and implementation phases prior to December 31, 1999. The rollover to year 2000 had no significant impact on the operations of the Company and its computers systems, nor were there disruptions as a result of vendors noncompliance or other factors.

Costs associated with the year 2000 were expensed as incurred and funded through operating cash flows. The Company incurred $4.6 million related to year 2000 project costs from the project's inception in fiscal 1998 through its completion in fiscal 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15          Letter Re:  Unaudited Interim Financial Information.

Exhibit 27.1        Financial Data Schedule

Exhibit 27.2        Financial Data Schedule



(b) Reports on Form 8-K:

     The following reports on Form 8-K were filed during the three months ended December 31, 1999:

     Form 8-K dated December 16, 1999, related to the announcement of the Company's consolidated revenues and net income for November 1999, including the results of operations of the Supercuts (Holdings) Limited salons located in the United Kingdom which were recently acquired in a pooling-of-interests transaction.