Form 10-Q
period 2000-03-31
REGIS CORP
filed 2000-05-08
CIK 716643

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                                FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000
                                               ----------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from                     to
                                  --------------------   -------------------

                              --------------------

                         Commission file number 011230
                                               --------

                                Regis Corporation
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                   41-0749934
  ----------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                         Identification No.)

7201 Metro Boulevard, Edina, Minnesota                                55439
-------------------------------------------------------------------------------
     (Address of principal executive offices)                         (Zip Code)

                                 (952) 947-7777
                             ----------------------

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2000:
                      --


Common Stock, $.05 par value                         40,751,715
---------------------------                       ----------------
    Class                                         Number of Shares

                                REGIS CORPORATION
                                -----------------

                                      INDEX
                                      -----

Part I.        Financial Information                                                         Page Nos.
               ---------------------                                                         ---------

               Item 1.       Consolidated Financial Statements:

                             Balance Sheet as of March 31, 2000
                             and June 30, 1999                                                      3

                             Statement of Operations for the three
                             months ended March 31, 2000 and 1999                                   4

                             Statement of Operations for the nine months
                             ended March 31, 2000 and 1999                                          5

                             Statement of Cash Flows for the nine
                             months ended March 31, 2000 and 1999                                   6

                             Notes to Consolidated Financial Statements                           7-12

                             Review Report of Independent Accountants                               13

               Item 2.       Management's Discussion and Analysis of
                             Financial Condition and Results of Operations                       14-21

               Item 3.       Quantitative and Qualitative Disclosures about
                             Market Risk                                                            22


Part II.       Other Information
               -----------------

               Item 6.       Exhibits and Reports on Form 8-K                                       23

               Signature                                                                            24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 2000 AND JUNE 30, 1999
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)


                                                                      (UNAUDITED)
                                                                    MARCH  31, 2000                  JUNE 30, 1999
                                                                   ----------------                 --------------
ASSETS
Current assets:
  Cash                                                              $11,336                           $ 10,353
  Accounts receivable, net                                           16,605                             16,598
  Inventories                                                        81,641                             70,056
  Deferred income taxes                                               9,089                              8,596
  Other current assets                                               12,345                             11,780
                                                                   --------                           --------

        Total current assets                                        131,016                            117,383

Property and equipment, net                                         245,570                            215,952
Goodwill                                                            205,677                            153,956
Other assets                                                         14,853                             13,291
                                                                   --------                           --------

          Total assets                                             $597,116                           $500,582
                                                                   ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                  $ 13,833                           $ 23,945
  Accounts payable                                                   20,873                             23,877
  Accrued expenses                                                   63,820                             58,818
                                                                   --------                           --------

        Total current liabilities                                    98,526                            106,640

Long-term debt                                                      210,430                            143,041
Other noncurrent liabilities                                         20,577                             16,682

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 40,731,589 and 40,419,122
      common shares at March 31, 2000 and
      June 30, 1999, respectively                                     2,036                              2,021
  Additional paid-in capital                                        151,842                            148,504
  Accumulated other comprehensive loss                               (1,514)                            (1,095)
  Retained earnings                                                 115,219                             84,789
                                                                   --------                           --------

        Total shareholders' equity                                  267,583                            234,219
                                                                   --------                           --------

       Total liabilities and shareholders' equity                  $597,116                           $500,582
                                                                   ========                           ========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                            2000                     1999
                                                                            ----                     ----
       Revenues:
         Company-owned salons:
           Service                                                         $ 196,156              $ 170,579
           Product                                                            79,111                 67,414
                                                                           ---------              ---------

                                                                             275,267                237,993
        Franchise income                                                      12,795                 11,667
                                                                           ---------              ---------

                                                                             288,062                249,660



       Operating expenses:
         Company-owned:
           Cost of service                                                   112,256                 98,635
           Cost of product                                                    42,913                 36,647
           Direct salon                                                       24,146                 20,572
           Rent                                                               38,639                 33,329
           Depreciation                                                        9,346                  7,887
                                                                           ---------              ---------
                                                                             227,300                197,070

         Selling, general and administrative                                  30,843                 28,260
         Depreciation and amortization                                         4,310                  3,577
         Nonrecurring items                                                                           2,207
         Other                                                                 2,827                  2,460
                                                                           ---------              ---------

             Total operating expenses                                        265,280                233,574

             Operating income                                                 22,782                 16,086

       Other income (expense):
         Interest                                                             (4,187)                (3,089)
         Other, net                                                              608                    382
                                                                           ---------              ---------

             Income before income taxes                                       19,203                 13,379

       Income taxes                                                           (7,586)                (5,440)
                                                                            ---------             ---------

               Net income                                                   $ 11,617              $   7,939
                                                                            ========              =========

       Net income per share:
        Basic                                                               $    .29              $     .20
                                                                            ========              =========
        Diluted                                                             $    .28              $     .19
                                                                            ========              =========

The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED) for the nine months ended March 31, 2000 and 1999
                (Dollars in thousands, except per share amounts)


                                                                                      2000                     1999
                                                                                      ----                     ----
Revenues:
  Company-owned salons:
    Service                                                                           $570,468               $496,446
    Product                                                                            232,111                195,467
                                                                                      --------               --------

                                                                                       802,579                691,913
   Franchise income                                                                     37,446                 35,009
                                                                                      --------               --------

                                                                                       840,025                726,922


Operating expenses:
  Company-owned:
    Cost of service                                                                    324,943                284,518
    Cost of product                                                                    124,888                105,305
    Direct salon                                                                        69,533                 59,328
    Rent                                                                               111,419                 96,240
    Depreciation                                                                        26,909                 22,676
                                                                                      --------               --------
                                                                                       657,692                568,067

  Selling, general and administrative                                                   89,491                 84,542
  Depreciation and amortization                                                         12,184                  9,903
  Nonrecurring items                                                                     3,145                  5,098
  Other                                                                                  8,113                  7,133
                                                                                      --------               ---------

      Total operating expenses                                                         770,625                674,743

      Operating income                                                                  69,400                 52,179

Other income:
  Interest                                                                             (11,542)                (8,617)
  Other, net                                                                             1,454                  1,202
                                                                                      --------               --------

      Income before income taxes                                                        59,312                 44,764

Income taxes                                                                           (24,250)               (17,566)
                                                                                      --------               --------

        Net income                                                                    $ 35,062               $ 27,198
                                                                                      ========               ========

Net income per share:
   Basic                                                                                   .86               $    .68
                                                                                      ========               ========
   Diluted                                                                            $    .84               $    .66
                                                                                      =========              ========






The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)



                                                                                     2000                          1999
                                                                                     ----                          ----

Cash flows from operating activities:
    Net income                                                                    $ 35,062                    $  27,198
    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation                                                                 31,140                       26,505
       Amortization                                                                  8,167                        6,328
       Deferred income taxes                                                           374                         (713)
       Nonrecurring items                                                                -                        1,175
       Other                                                                          (641)                       1,850

     Changes in assets and liabilities:
       Accounts receivable                                                             242                       (1,775)
       Inventories                                                                 (10,101)                      (5,709)
       Other current assets                                                           (801)                      (2,739)
       Other assets                                                                 (2,742)                      (1,793)
       Accounts payable                                                             (5,141)                      (5,279)
       Accrued expenses                                                              3,764                        5,130
       Other noncurrent liabilities                                                  4,078                        3,154
                                                                                  --------                    ---------
           Net cash provided by operating activities                                63,401                       53,332

Cash flows from investing activities:
    Capital expenditures                                                           (55,998)                     (48,284)
    Proceeds from sale of assets                                                       147                          546
    Purchases of salon assets, net of cash acquired                                (60,867)                     (47,190)
                                                                                  --------                    ---------
           Net cash used in investing activities                                  (116,718)                     (94,928)

Cash flows from financing activities:
    Borrowings on revolving credit facilities                                      277,585                      182,287
    Payments on revolving credit facilities                                       (191,485)                    (161,519)
    Proceeds from issuance of long-term debt                                             -                       49,312
    Repayment of long-term debt                                                    (28,995)                     (19,322)
    Dividends paid                                                                  (3,968)                      (2,532)
    Proceeds from issuance of common stock                                           1,143                        3,418
                                                                                  --------                    ---------
           Net cash provided by financing activities                                54,280                       51,644

Effect of exchange rate changes on cash                                                 20                         (121)

Increase in cash                                                                       983                        9,927

Cash:
    Beginning of period
    End of period                                                                   10,353                       10,469
                                                                                  --------                    ---------
                                                                                  $ 11,336                    $  20,396
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

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

     1.   Basis of Presentation of Unaudited Interim Consolidated Financial
          Statements:

          The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of March 31, 2000 and for the three and nine months ended March 31, 2000 and 1999, reflect, in the opinion of management, all adjustments (which, with the exception of the matters discussed in Note 4 herein, include only normal recurring adjustments) necessary to fairly present the consolidated financial position of the Company as of March 31, 2000 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

          In October 1999, the Company consummated a merger with Supercuts (Holdings) Limited (Supercuts UK) in a stock-for-stock transaction. The acquisition has been accounted for under the pooling-of-interests method of accounting and, accordingly, as discussed in Note 8, the Company's consolidated financial statements have been restated to retroactively include the accounts and results of operations of Supercuts UK.

          COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

     2.   Comprehensive Income

          Comprehensive income for the Company includes net income and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and nine months ended March 31, 2000 and 1999 was as follows:



                                                                               FOR THE PERIODS ENDED MARCH 31,
                                                                           THREE MONTHS               NINE MONTHS
                                                                           ------------               -----------
                                                                                    (Dollars in thousands)
                                                                         2000        1999          2000       1999
                                                                         ----        ----          ----       ----

                   Net income                                          $11,617      $7,939        $35,062    $27,198

                   Change in cumulative foreign currency translation      (441)       (573)          (419)       471
                   Reclassification adjustment for translation
                        losses realized in net income                                                           (964)
                                                                       -------      ------        -------    -------

                           Total comprehensive income                  $11,176      $7,366        $34,643    $26,705
                                                                       =======      ======        =======    =======


    3.    Net Income per Share:

          Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's primary dilutive securities are issuable under the Company's Stock Option Plan, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the third quarter and nine month periods ended March 31, 2000 and 1999. The number of excluded stock options were approximately 2,798,000 and 32,000 for the third quarter and 594,000 and 11,000 for the nine months ended March 31, 2000 and 1999, respectively.

          The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:



                                                                                   FOR THE PERIODS ENDED MARCH 31,
                                                                              THREE MONTHS                NINE MONTHS
                                                                              ------------                -----------
                                                                            2000        1999           2000         1999
                                                                            ----        ----           ----         ----

          Weighted average shares for basic earnings per share          40,717,771    40,289,386    40,563,429   40,145,418

          Effect of dilutive securities                                  1,131,691     1,446,688     1,130,111    1,280,137
                                                                       -----------   -----------   -----------  -----------

          Weighted average shares for diluted earnings per share        41,849,462    41,736,074    41,693,540   41,425,555
                                                                        ==========    ==========    ==========   ==========

     4.   Nonrecurring Items:

          Nonrecurring items included in operating income in the first nine months of fiscal 2000 consist of $3.1 million of merger and transaction costs associated with the October 1999 merger with Supercuts UK (Note 8). There were no nonrecurring items during the third quarter of fiscal 2000.

          Nonrecurring items included in operating income in the third quarter and first nine months of fiscal 1999 consist of $2.2 million and $5.1 million, respectively, of expense associated with the Company's year 2000 remediation program and merger and transaction costs associated with the March 1999 merger with Heidi's, Inc.

     5.   Transaction and Restructuring Liabilities:

          The following provides additional information concerning the Company's transaction and restructuring liabilities related to its fiscal 2000 merger with Supercuts UK, fiscal 1999 mergers with The Barbers, Hairstyling for Men and Women, Inc. (The Barbers) and Heidi's Inc. (Heidi's) and its restructuring liability related to its fiscal 1999 restructuring plan for its international operations.



                                                        June 30,           2000             Cash           March 31,
                                                          1999            Charges         Payments          2000
                                                          ----            -------         --------          ----

                                                                             (dollars in thousands)
          Restructuring-International
              Severance                                $   562                          $   471             $    91
              Salon closures and dispositions            1,187                              268                 919
              Other                                        351                              217                 134
                                                       -------                          -------             -------
                                                         2,100                              956               1,144
          Restructuring-Mergers
              Severance                                  2,883         $ 2,482              941               4,424
              Salon closures and dispositions              115                               52                  63
              Other                                        746             116              633                 229
                                                       -------         -------          -------             -------
                                                         3,744           2,598            1,626               4,716

          Transaction Charges-Mergers                      137             547              517                 167
                                                       -------         -------          -------             -------
                                                       $ 5,981         $ 3,145          $ 3,099             $ 6,027
                                                       =======         =======          =======             =======


    6.    Segment Information:

          Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance: domestic salons and international salons. The Company operates or franchises 5,175 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 359 salons operating in leading department stores, strip shopping centers, mass merchants and high street locations.

          Summarized financial information of the Company's reportable segments for the three and nine months ended March 31, 2000 and 1999, respectively, is shown in the following table.



                                                                           FOR THE PERIODS ENDED MARCH 31,
                                                                    THREE MONTHS                    NINE MONTHS
                                                                    ------------                    -----------
                                                                               (Dollars in thousands)
                                                                2000           1999            2000           1999
                                                                ----           ----            ----           ----
                Company-owned revenues:
                 Domestic                                    $250,445        $211,379        $725,210       $606,526
                 International                                 24,822          26,614          77,369         85,387
                                                             --------        --------        --------       --------
                            Total                            $275,267        $237,993        $802,579       $691,913
                                                             ========        ========        ========       ========

               Salon contribution:
                 Domestic                                    $ 44,867        $ 37,463        $133,266       $111,393
                 International                                  3,100           3,460          11,621         12,453
                                                            ---------        --------        --------       --------
                           Total                             $ 47,967        $ 40,923        $144,887       $123,846
                                                             ========        ========        ========       ========


          In addition to the company-owned revenues detailed in the table above, the Company also recorded franchise income as part of consolidated revenues for the third quarter and first nine months of fiscal 2000 of $12.8 million and $37.4 million, respectively, as compared to $11.7 million and $35.0 million, respectively for the third quarter and first nine months of fiscal 1999. The expenses associated with the company's franchising activities are included in selling, general and administrative and other operating expenses.

     7.   Share Repurchase Program

          In May 2000, the Company's Board of Directors approved a stock repurchase program under which up to $50 million can be expended for the repurchase of the Company's common stock. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of May 8, 2000, no shares have been repurchased. This repurchase program has no stated expiration date.

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



          Revenues and net income for each of the combining entities prior to the merger were as follows:



                           Three Months                Nine Months
                        Ended September 30,           Ended March 31,
                      -----------------------         ---------------
                                   (Dollars in thousands)
                        1999           1998                 1998
                        ----           ----                 ----
Revenues:
  Regis               $261,632       $227,773             $714,045
  Supercuts UK           4,476          4,224               12,877
                      --------       --------             --------
  Combined            $266,108       $231,997             $726,922
                      ========       ========             ========

Net Income:
  Regis               $ 12,138       $  8,673             $ 25,794
  Supercuts UK             500            459                1,404
                      --------       --------             --------
  Combined            $ 12,638       $  9,132             $ 27,198
                      ========       ========             ========


          Prior to the combination, Supercuts UK's fiscal year ended on the Saturday closest to August 31. In recording the pooling-of-interests combination, Supercuts UK's financial statements for the nine months ended March 31, 2000 were combined with Regis consolidated financial statements for the same period. Supercuts UK's financial statements for the years ended September 4, 1999 and September 5, 1998 were combined with Regis' financial statements for the years ended June 30, 1999 and 1998, respectively.

          An adjustment of $.7 million has been made to shareholders' equity in the period ended March 31, 2000 to eliminate the effects of including Supercuts UK's results of operations for the two months ended September 4, 1999 in the Company's consolidated financial statements for the nine months ended March 31, 2000.

          OTHER ACQUISITIONS

          During the nine month periods ended March 31, 2000 and 1999, the Company made numerous acquisitions in addition to its merger with Supercuts UK. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisitions recorded using the purchase method of accounting, individually and in the aggregate, are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

          Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:


                                                                                             NINE MONTHS
                                                                                           ENDED MARCH 31,
                                                                                           ---------------

                                                                                    2000                    1999
                                                                                    ----                    ----
               Costs in excess of net tangible and
                  identifiable intangible assets acquired                          $59,814                  $43,607
                                                                                   =======                  =======

               Components of aggregate purchase price:
                  Cash                                                             $60,867                  $47,190
                  Stock                                                              1,588                    2,058
                  Current and noncurrent payables                                    3,969                    5,081
                                                                                   -------                  -------
                                                                                   $66,424                  $54,329
                                                                                   =======                  =======

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 2000, and the related consolidated statements of operations for the three-month and nine-month periods ended March 31, 2000 and 1999, and of cash flows for the nine-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We previously audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet as of June 30, 1999, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated February 8, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 1999, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.






PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
April 25, 2000

      Item 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

The interim management's discussion and analysis should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 1999, which are included in the Company's Form 8-K dated February 11, 2000.

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in all 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 5,534 salons at March 31, 2000 operating in two segments: domestic and international. The Company's domestic segment includes 5,175 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 359 salons located in the United Kingdom.
The Company has more than 34,000 employees worldwide.

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

Third quarter fiscal 2000 revenues grew to a record $288.1 million, including franchise income of $12.8 million, a 15.4 percent increase over fiscal 1999 third quarter total revenues of $249.7 million. Revenues for the nine months ended March 31, 2000 grew to a record $840.0 million, including franchise income of $37.4 million, a 15.6 percent increase over total revenues of $726.9 million in the comparable fiscal 1999 period.

Fiscal 2000 results for the nine months ended March 31, 2000 include merger and transaction costs associated with the October 1999 merger with Supercuts UK which are nonrecurring in nature. Fiscal 1999 results for the quarter and nine months ended March 31, 1999 include nonrecurring costs associated with the Company's year 2000 remediation program and merger and transaction costs associated with the March 1999 merger with Heidi's, Inc. Exclusive of these nonrecurring items, operating income for the third quarter of fiscal 2000 grew
24.5 percent to $22.8 million. Operating income for the nine months ended March 31, 2000 grew 26.7 percent to $72.5 million, exclusive of nonrecurring items.

Net income in the third quarter of fiscal 2000 increased to a record $11.6 million, or $.28 per diluted share, an earnings per share increase of 21.7 percent from third quarter fiscal 1999 net income of $9.5 million, or $.23 per diluted share, exclusive of nonrecurring items. For the first nine months of fiscal 2000, the Company reported record net income of $37.9 million, or $.91 per diluted share, compared to $30.5 million, or $.74 per diluted share, exclusive of nonrecurring items.

Net income in the third quarter of fiscal 2000 increased to a record $11.6 million, or $.28 per diluted share, compared to third quarter fiscal 1999 net income of $7.9 million, or $.19 per diluted share, including nonrecurring items. For the first nine months of fiscal 2000, the Company reported net income of $35.1 million, or $.84 per diluted share, compared to a net income of $27.2 million, or $.66 per diluted share, in the first nine months of fiscal 1999.

        RESULTS OF OPERATIONS

        The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.



                                                                               FOR THE PERIODS ENDED MARCH 31,
                                                                      THREE MONTHS                     NINE MONTHS
                                                                      ------------                     -----------
                                                                    2000            1999             2000         1999
                                                                    ----            ----             ----         ----
        Company-owned service revenues (1)                          71.3%           71.7%            71.1%        71.7%
        Company-owned product revenues (1)                          28.7            28.3             28.9         28.3
        Franchise income                                             4.4             4.7              4.5          4.8

        Company-owned operations:
                 Profit margins on service (2)                      42.8            42.2             43.0         42.7
                 Profit margins on product (3)                      45.8            45.6             46.2         46.1
                 Direct salon (1)                                    8.8             8.6              8.7          8.6
                 Rent (1)                                           14.0            14.0             13.9         13.9
                 Depreciation (1)                                    3.4             3.3              3.4          3.3

                      Direct salon contribution (1)                 17.4            17.2             18.1         17.9

        Selling, general and administrative                         10.7            11.3             10.7         11.6
        Depreciation and amortization                                1.5             1.4              1.5          1.4
        Nonrecurring items                                             -             0.9              0.4          0.7
        Other                                                        1.0             1.0              1.0          1.0

        Operating income                                             7.9             6.4              8.3          7.2
        Income before income taxes                                   6.7             5.4              7.1          6.2
        Net income                                                   4.0             3.2              4.2          3.7

        Operating income, excluding
           nonrecurring items                                        7.9             7.3              8.6          7.9
        Net income, excluding nonrecurring items                     4.0             3.8              4.5          4.2




        (1) Computed as a percent of company-owned revenues
        (2) Computed as a percent of service revenues
        (3) Computed as a percent of product revenues

RESULTS OF OPERATIONS:

REVENUES

REVENUES for the third quarter of fiscal 2000 grew to a record $288.1 million, an increase of $38.4 million or 15.4 percent, over the same period in fiscal 1999. Revenues for the first nine months of fiscal 2000 were a record $840.0 million, an increase of $113.1 million or 15.6 percent, over the same period in fiscal 1999. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $416.1 million and $1.2 billion, respectively, for the third quarter and first nine months of fiscal 2000, representing increases of 11.2 percent and 12.0 percent over the same periods last year. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the third quarters and first nine months of fiscal 2000 and 1999, respectively, revenues by division are as follows:


                                                                THREE MONTHS                   NINE MONTHS
                                                             ------------------         -------------------------
                                                              2000           1999          2000            1999
                                                              ----           ----          ----            ----
                                                                           (Dollars in thousands)
Regis Salons                                                $94,246      $  90,347       $281,350       $264,778
Strip Center Salons (primarily Supercuts)                    55,783         38,993        151,703        104,034
MasterCuts                                                   36,084         31,176        106,419         91,384
Trade Secret                                                 41,029         34,444        122,669        100,751
Wal-Mart/SmartStyle                                          23,303         16,419         63,069         45,579
International                                                24,822         26,614         77,369         85,387
Franchise income                                             12,795         11,667         37,446         35,009
                                                          ---------      ---------     ----------     ----------
                                                           $288,062       $249,660       $840,025       $726,922
                                                           ========       ========       ========       ========

Same-store sales for domestic company-owned salons increased 3.2 percent and 4.0 percent in the third quarter and first nine months of fiscal 2000, respectively, compared to 6.0 percent and 5.8 percent in the same periods in fiscal 1999. System-wide same-store sales for the third quarter and first nine months of fiscal 2000 increased 2.6 percent and 3.5 percent, respectively, compared to 5.5 percent in the same periods a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market based price increases in certain salon divisions. A total of 27 million and 79 million customers system-wide were served during the third quarter and first nine months of fiscal 2000, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the third quarter of fiscal 2000 grew to $196.2 million, an increase of $25.6 million or 15.0 percent, over the same period in fiscal 1999. In the first nine months of fiscal 2000, service revenues were $570.5 million, an increase of $74.0 million or 14.9 percent, over the same period a year ago. The increase in service revenues is a result of salon acquisitions the Company has made during the past twelve months, accelerated new salon construction and strong service same-store sales increases of 2.9 percent and 3.8 percent in the third quarter and first nine months of fiscal 2000, respectively.

PRODUCT REVENUES in the third quarter of fiscal 2000 grew to $79.1 million, an increase of $11.7 million or 17.4 percent, over the same period in fiscal 1999. In the first nine months of fiscal 2000, product revenues were $232.1 million, an increase of $36.6 million or 18.7 percent, over the same period in fiscal 1999. These increases continue a trend of escalating product revenues due to product same-store sales growth of 4.0 percent and 4.6 percent in the third quarter and first nine months of fiscal 2000, respectively, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 28.7 percent and 28.9 percent of revenues for the third quarter and first nine months of fiscal 2000 compared to 28.3 percent in the same periods a year ago.

FRANCHISE INCOME, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $12.8 million and $37.4 million in the third quarter and first nine months of fiscal 2000, respectively. The increase in franchise income is a result of an increase in franchise sales, which are not included in the Company's consolidated revenues, as well as an increase in product purchases by franchisees from the Company.

COST OF REVENUES

The aggregate cost of service and product revenues in the third quarter of fiscal 2000 were $155.2 million compared to $135.3 million in the same period in fiscal 1999. For the first nine months of fiscal 2000, the aggregate cost of service and product revenues were $449.8 million compared to $389.8 million in the same period a year ago. The resulting combined gross margin percentages for the third quarter and first nine months of fiscal 2000 improved 40 basis points and 30 basis points to 43.6 percent and 44.0 percent of company-owned revenues, respectively, compared to 43.2 percent and 43.7 percent of company-owned revenues in the same periods in fiscal 1999. As discussed below, these improvements were primarily due to strong same-store sales, increased sales leverage in the Company's fixed cost payroll divisions and lower cost of product revenues.

SERVICE MARGINS improved to 42.8 percent and 43.0 percent in the third quarter and first nine months of fiscal 2000, respectively, compared to 42.2 percent and
42.7 percent in the same periods in fiscal 1999. These 60 basis point and 30 basis point increases are primarily due to leveraging fixed payroll costs against strong service same-store sales increases and continued sales maturation.

PRODUCT MARGINS improved to 45.8 percent and 46.2 percent in the third quarter and first nine months of fiscal 2000 compared to 45.6 percent and 46.1 percent in the same periods in fiscal 1999. These 20 basis point and 10 basis point increases are primarily due to lower cost of product for salons acquired in the prior year which are benefiting from the purchasing power of Regis.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. For the third quarter of fiscal 2000, direct salon expense of $24.1 million increased as a percent of company-owned revenues to 8.8 percent from 8.6 percent in the third quarter of fiscal 1999. For the first nine months of fiscal 2000, direct salon expense of $69.5 million increased slightly as a percent of company-owned revenues to 8.7 percent from 8.6 percent in the same period in fiscal 1999. This increase is primarily due to an increase in freight costs resulting from higher diesel fuel prices.

RENT

Rent expense for the third quarter of fiscal 2000 of $38.6 million remained consistent as a percent of company-owned revenues at 14.0 percent in the same period in fiscal 1999. Rent expense for the first nine months of fiscal 2000 of $111.4 million remained consistent as a percent of company-owned revenues at
13.9 percent in the same period in fiscal 1999.

DEPRECIATION - SALON LEVEL

For the third quarter and first nine months of fiscal 2000, salon depreciation expense was 3.4 percent of company-owned revenues compared to 3.3 percent in the same periods a year ago.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, improved in the third quarter of fiscal 2000 to $48.0 million, or 17.4 percent of company-owned revenues, compared to $40.9 million or 17.2 percent of company-owned revenues in the same period of fiscal 1999. For the first nine months of fiscal 2000, direct salon contribution improved to $144.9 million, or 18.1 percent of company-owned revenues, compared to $123.8 million or 17.9 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $30.8 million, or 10.7 percent of total revenues in the third quarter of fiscal 2000, compared to $28.3 million, or 11.3 percent of total revenues in the same period in fiscal 1999. For the first nine months of fiscal 2000, SG&A expenses were $89.5 million, or 10.7 percent of total revenues, compared to $84.5 million, or 11.6 percent of total revenues in the same period in fiscal 1999. These 60 basis point and 90 basis point, respectively, improvements are primarily related to a decrease in SG&A expense as a result of the amalgamation of The Barbers and Heidi's mergers and the successful implementation of the UK restructuring plan, as well as the Company's ability to leverage the fixed cost components of SG&A against sales growth.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization increased to 1.5 percent of total revenues in both the third quarter and first nine months of fiscal 2000, compared to 1.4 percent in the same periods a year ago. This increase is primarily related to an increase in the level of intangible assets, primarily goodwill and non-compete agreements, associated with the Company's acquisition activity during the past twelve months.

NONRECURRING ITEMS

Nonrecurring items included in operating income consist of merger and transaction costs, restructuring gains(losses) on assets and business dispositions and other items of a nonrecurring nature.

See Note 4 to the unaudited Consolidated Financial Statements for a description of the nonrecurring items and Liquidity and Capital Resources for a discussion of year 2000 remediation costs.

OPERATING INCOME

Operating income in the third quarter of fiscal 2000, excluding nonrecurring items, improved to $22.8 million, an increase of $4.5 million or 24.5 percent over the same period in fiscal 1999. Operating income, excluding nonrecurring items, as a percentage of total revenues grew to 7.9 percent in the third quarter of fiscal 2000 compared to 7.3 percent in the same period in fiscal 1999. Exclusive of nonrecurring items, operating income in the first nine months of fiscal 2000 improved to $72.5 million, or 8.6 percent of total revenues, an increase of $15.3 million, or 26.7 percent over the prior year period operating income of $57.3 million, or 7.9 percent of total revenues.

INTEREST

Interest expense in the third quarter and first nine months of fiscal 2000 was $4.2 million and $11.5 million, respectively, representing 1.5 percent of total revenues in the third quarter and 1.4 percent in the first nine months of fiscal 2000, compared to $3.1 million and $8.6 million, or 1.2 percent of total revenues in the same periods in fiscal 1999. Interest expense as a percent of total revenues has increased slightly between the two periods because of higher debt levels primarily resulting from the Company's acquisition program.

INCOME TAXES

The Company's annual effective income tax rate for the first nine months of fiscal 2000 is 40.9 percent compared to 41.8 percent for fiscal year 1999. Fiscal 2000 and 1999 effective tax rates have been negatively impacted by nondeductible merger and transaction costs associated with the Company's merger with Supercuts UK in fiscal 2000 and mergers with Heidi's and The Barbers as well as the UK restructuring charge in fiscal 1999. Management expects the underlying effective tax rate for all of fiscal 2000 to be approximately 39.5 percent, exclusive of nonrecurring items.

NET INCOME

Net income in the third quarter of fiscal 2000 grew to $11.6 million, or $.28 per diluted share, compared to a net income of $7.9 million, or $.19 per diluted share in the same period in fiscal 1999. Exclusive of nonrecurring items, net income in the third quarter of fiscal 2000 increased to a record $11.6 million, or $.28 per diluted share, compared to net income in the same period in fiscal 1999 of $9.5 million, or $.23 per diluted share, an earnings per share increase of 21.7 percent.

For the first nine months of fiscal 2000, net income grew to $35.1 million or $.84 per diluted share, compared to net income of $27.2 million or $.66 per diluted share in the same period in fiscal 1999. Exclusive of nonrecurring items in both periods, net income in the first nine months of fiscal 2000 increased to a record $37.9 million or $.91 per diluted share, compared to net income in the same period in fiscal 1999 of $30.5 million or $.74 per diluted share, an earnings per share increase of 23.0 percent.

The Company's salon count has grown from over 1,900 to more than 5,500 in the past four years. The Company expects to have as many as 10,000 salons within the next five to six years and is committed to make the necessary investments to support this endeavor. As a result of these investments, as well as anticipated expenses in other areas, the Company expects to incur higher costs in the fourth quarter of fiscal 2000 and in fiscal 2001, thereby reducing earnings growth to approximately ten percent in both periods. The Company's 3-year average annual earnings growth is expected to be between 13 to 16 percent.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first nine months of fiscal 2000 grew to $63.4 million compared to $53.3 million during the same period in fiscal 1999. The increase between the two periods is primarily due to improved operating performance.

During the first nine months of fiscal 2000, the Company had worldwide capital expenditures of $60.9 million, of which $4.9 million related to acquisitions of 362 salons. The Company constructed 40 new Regis Salons, 32 new MasterCuts salons, 32 new Trade Secret salons, 91 new Wal-Mart/SmartStyle salons, 60 new Strip Center Salons and 15 new International salons, and completed 71 major remodeling projects. All capital expenditures during the first nine months of fiscal 2000 were funded by cash flow from the Company's operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2000 will include the construction of approximately 375 new company-owned salons, and 125 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $70 to $75 million in fiscal 2000, excluding capital expenditures related to acquisitions.

Financing

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

Dividends

During the first nine months of fiscal 2000, the Company paid normal quarterly dividends of $3.6 million, or $.12 per share. In addition, prior to the merger of Supercuts UK with Regis, Supercuts UK declared normal dividends of $.3 million which were paid during the period from July 1, 1999 through November 1999.

Share Repurchase Program

See discussion in footnote 7 to the Consolidated Financial Statements.

Year 2000

The Company previously initiated a comprehensive project to prepare its computer systems for the year 2000. The Company completed all phases of the project including the awareness, assessment, validation and implementation phases prior to March 31, 1999. The rollover to year 2000 did not have a significant impact on the operations of the Company and its computers systems, nor were there disruptions as a result of vendors noncompliance or other factors.

Costs associated with the year 2000 were expensed as incurred and funded through operating cash flows. The Company incurred $4.6 million related to year 2000 project costs from the project's inception in fiscal 1999 through its completion in fiscal 2000.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995.

This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgement at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 7, 2000.

Item 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin.

As of March 31, 2000, the Company had $121.9 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from one to five years with settlement on a quarterly basis.

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15          Letter Re:  Unaudited Interim Financial Information.

Exhibit 27          Financial Data Schedule



(b) Reports on Form 8-K:

     The following report on Form 8-K was filed during the three months ended March 31, 2000:

     Form 8-K dated February 11, 2000 restating the Company's historical consolidated financial statements to retroactively give effect to the inclusion of the accounts and results of operations of Supercuts UK.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    REGIS CORPORATION




Date: May 8, 2000               By: /s/ Randy L. Pearce
                                ------------------------
                                    Randy L. Pearce
                                    Executive Vice President
                                    Chief Financial and Administrative Officer

                                    Signing on behalf of the
                                    registrant and as principal
                                    accounting officer