Form 10-K405
period 2000-06-30
REGIS CORP
filed 2000-09-26
CIK 716643

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number   0-11230
                       -----------

                                Regis Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                                  41-0749934
--------------------------------                             -------------------
State or other jurisdiction                                     (I.R.S. Employer
of incorporation or organization                             Identification No.)

7201 Metro Boulevard, Edina, Minnesota                                     55439
-----------------------------------------                    -------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (952) 947-7777
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

                     Common Stock, Par Value $.05 per share
                     --------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $15.0625 per share as of September 15, 2000, as quoted on the Nasdaq Stock Exchange), was $613,475,667.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 15, 2000, was 40,728,675.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement dated September 22, 2000 and Annual Report to Shareholders for the year ended June 30, 2000, are incorporated by reference into Parts I, II and III.

                                     PART I
Item 1.   Business

BACKGROUND

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the largest owner, operator, franchisor and acquirer of hair and retail product salons in the world. The Regis worldwide operations include 5,669 hairstyling salons at June 30, 2000 operating in two segments: domestic and international. The Company's domestic operations (which include the United States, Canada and Puerto Rico) include 5,317 salons operated and franchised primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 352 salons located in the United Kingdom (U.K.). During fiscal 2000, the Company and its franchisees provided services to approximately 106 million customers worldwide. The Company has more than 35,000 employees worldwide.

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

Consistent, Quality Service. The Company is committed to meeting its customer's haircare needs by providing competitively priced services and products in convenient locations with professional and knowledgeable hairstylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. The major services supplied by the Company's salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company's salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends.

Diversification. The Company has the ability to diversify its salon base through location and concept. This provides the Company flexibility to meet consumer demand and demographics within the market.

The majority of the Company's salons are in mall-based or strip center-based locations. The mall locations, which are aesthetically appealing and designed to attract customers from mall shoppers, provide a steady source of new business. The Company's strip center salons are conveniently located in strip shopping centers with adequate traffic, appropriate trade area demographics, good visibility within the center or from adjoining streets, effective signage, easy access and adequate parking. The Company also operates salons within Wal-Mart stores and supercenters.

The Company operates salons under various concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts, Cost Cutters, Hair Masters and Style America. Regis' North American salon concepts address the various customer preferences within the salon market. The Company's regional mall salon concepts provide the Company with the ability to have multiple locations within a single mall. Because the square footage for each of the mall-based and strip center-based locations are approximately the same, the Company has the ability to determine which salon concept is best suited to a location or change the concept of existing salons to meet customer preference or demographic changes in the salon's market.

The Company also has salons located internationally in department stores and stand-alone locations, and are primarily focused on the moderate-to-upscale market.

Expansion. The Company has grown through increased revenues from existing salons, constructing additional salons, and mergers and acquisitions. Since 1995, the Company has added 4,135 net units (including franchised salons) to its worldwide salon base from new salon construction as well as mergers and acquisitions. During this same period of time, the Company added several new salon concepts, including Trade Secret and SmartStyle, merged with Supercuts and The Barbers, and expanded its Regis Salons and MasterCuts concepts. In fiscal 2000, the Company added 68 salons operating under the Supercuts name in the United Kingdom. In addition to continuing its salon acquisition strategy, the Company expects to construct about 430 new company-owned salons and complete approximately 60 major remodeling and conversion projects during fiscal 2001.

The Company intends to focus future growth of salons in strip shopping centers across North America by adding company-owned salons and assisting current and new franchisees in their expansion and market development. The Company believes its growth opportunities in strip shopping centers of the retail haircare market in North America are vast and will complement the Company's continuing growth of its mall-based concepts. The Company does not intend to expand concepts located in enclosed shopping malls into strip shopping centers, nor does it intend to expand its strip center salon concepts into enclosed shopping malls. In addition, the company plans to continue pursuing expansion opportunities by adding company-owned and franchised salons in Wal-Mart stores and supercenters.

High Quality Haircare Products. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized haircare products such as Matrix(R), Paul Mitchell(R), Sebastian(R), Redken(R), Tigi(R) and Back To Basics(R) and a complete line of products sold under the Regis label. Salon branded products are typically sold only through professional salons and generate slightly higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell haircare products to their customers. Sales of haircare products increased 18.4 percent in fiscal 2000 to $313.1 million and represented
28.7 percent of company-owned revenues.

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

SALON CONCEPTS:

The Company operates under two segments: domestic and international. The Company's domestic segment consists of 5,317 salons (1,914 franchised) operating under five operating divisions as discussed below:

REGIS SALONS. Regis Salons are full-service, mall-based salons providing complete haircare and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Salons is approximately 75 percent women. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as haircare products. The average sale at Regis Salons is approximately $25. Regis Salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high quality services. At June 30, 2000, the Company operated 912 Regis Salons, primarily in shopping malls in North America. Revenues from the Regis Salons were $376.7 million, or 33.0 percent of the Company's total revenues, in fiscal 2000. The Company expects to construct about 55 new Regis Salons in fiscal 2001.

MASTERCUTS FAMILY HAIRCUTTERS. MasterCuts Family Haircutters salons are mall-based and serve a broader customer base than Regis Salons and respond to competitive pressures for lower cost haircare services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. Hair coloring services have been a recent contributor to the growth in MasterCuts service revenues. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $13. The MasterCuts salons place more emphasis on discount or promotional pricing for the services being offered in order to compete more effectively with other chains of salons. At June 30, 2000, the Company operated 502 MasterCuts salons in North America. Revenues from MasterCuts salons accounted for $142.9 million, or 12.5 percent of the Company's total revenues, in fiscal 2000. During fiscal 2001, the Company plans to construct approximately 50 new MasterCuts salons.

TRADE SECRET. Trade Secret salons emphasize haircare and beauty product sales in a mall-based retail setting while providing high quality haircare services. Trade Secret salons are designed to emphasize sales of haircare and beauty products. Trade Secret salons offer the same products as the Regis Salons and MasterCuts salons, but also have additional haircare, beauty, lip and skin care, and sundry items. The average sale at Trade Secret salons is approximately $17. At June 30, 2000, the number of Trade Secret salons totaled 486 in North America, including 26 franchised locations. Revenues and franchise income from company-owned Trade Secret salons and franchising activity during fiscal 2000 was $164.3 million and $2.4 million, respectively, or 14.6 percent of the Company's total revenues. The Company anticipates constructing approximately 40 new Trade Secret salons in fiscal 2001.

WAL-MART. The Company expanded into the mass merchant retail arena in fiscal 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair cutting, and product revenues contribute solidly to overall revenues. In fiscal 1998, the Company introduced a new brand name, SmartStyle Family Hair Salons, for its company-owned Wal-Mart salons and rapidly expanded this new brand name into its Wal-Mart salons in fiscal 1999. As part of the merger with The Barbers in May 1999, the Company acquired 199 (158 franchised) salons operating as Cost Cutters in Wal-Mart stores and supercenters making Regis the primary provider of salon services in Wal-Marts. The Company operated 695 company-owned and franchised salons within Wal-Mart stores and supercenters at June 30, 2000. Revenue from company-owned Wal-Mart salons totaled $88.3 million, or 7.7 percent of the Company's total revenue. The average sale at Wal-Mart salons is approximately $15. The Company anticipates constructing about 160 new company-owned SmartStyle salons and franchising 40 new Cost Cutters in Wal-Mart stores and supercenters in fiscal 2001.

STRIP CENTER SALONS. The Company's Strip Center Salon division is comprised of 1,740 franchised and 982 company-owned salons operating under the following concepts:


         Supercuts. The Supercuts concept provides consistent high quality haircare services to its customers at convenient times and locations and at a reasonable price. The services offered by Supercuts stores are limited and standardized. The stores are designed for ease of operation and the demand for basic haircare is believed to be recession resistant and non-seasonal. This concept appeals to men, women and children, although male customers account for over 75 percent of total haircuts. The average sale at Supercuts salons is approximately $11. At June 30, 2000, the Company operated 1,450 Supercuts stores in North America, including 889 franchised locations. Revenues and franchise income from company-owned Supercuts and franchising activity during fiscal 2000 was $135.5 million and $26.6 million, respectively, or 14.2 percent of the Company's total revenues. The Company plans to construct 90 new company-owned and 115 franchised Supercuts stores in fiscal 2001.

         Cost Cutters. This group of franchised salons was added to the Company's salon base as a result of the merger with The Barbers in fiscal 1999, as previously discussed. Cost Cutters salons provide value-priced hair care services for men, women and children and sell a complete line of professional hair care products. The average sale at Cost Cutters salons is approximately $13. At June 30, 2000, the Company franchised 699 salons generating franchise income during fiscal 2000 of $21.2 million, or 1.9 percent of the Company's total revenues. The Company plans to add 40 franchise salons to these systems in fiscal 2001.

         Company-owned Strip Center Salons. Company-owned Strip Center Salons are made up of successful salon groups acquired over the past three years. Many of these salons have typically been or will be converted to either the Hair Masters or Style America brand names. Both concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave as well as haircare products, however, Style America caters to time-pressed, value-orientated families while Hair Masters offers moderately-priced services to a predominately female demographic. In November 1999, the Company acquired 85 Best Cuts salons which are similar to Style America salons, but will continue to operate under the Best Cuts name. In addition, this division operates 77 company-owned Cost Cutter salons. The average sale at Company-owned strip centers is approximately $14. At June 30, 2000, the Company operated 573 salons within this division, including 152 franchised locations. Revenues and franchise income from Company-owned Strip Center Salons and franchising activity during fiscal 2000 was $76.5 million or 6.7 percent of the Company's total revenues. The Company anticipates building 25 new salons in this group in fiscal 2001.

INTERNATIONAL SALONS:

The Company operated 352 hair care salons in the United Kingdom at June 30, 2000, making Regis the largest salon operator in the U.K. Salons in the U.K. operate in malls, leading department stores, mass merchants and high-street locations under license arrangements or real property leases. The average sale at an International salon is approximately $34. During fiscal 1999, the International division divested its overseas salons outside the U.K. in order to focus on its existing U.K. salons, which offers the Company stronger growth potential. In fiscal 2000, the Company added 68 salons operating under the Supercuts name in the United Kingdom. Revenues from the International salon operations were $108.6 million, or 9.5 percent of the Company's total revenues, in fiscal 2000. The Company expects to build approximately 10 salons in fiscal 2001.

NEW SALON DEVELOPMENT

The table on the following pages sets forth the number of Company salons (company-owned and franchised) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

                             SALON LOCATION SUMMARY

                                   1996      1997      1998      1999      2000
                                   ----      ----      ----      ----      ----
REGIS SALONS
    Open at beginning of period      811       821       835       844       905
    Salons constructed                31        28        33        41        52
    Acquired                           9        18        15        63        14
    Less relocations                  11        10        15        20        29
                                  ------    ------    ------    ------    ------
       Net salon openings             29        36        33        84        37
    Conversions                       (4)       (4)                           (3)
    Salons closed or sold            (15)      (18)      (24)      (23)      (27)
                                  ------    ------    ------    ------    ------

    Open at end of period            821       835       844       905       912
                                  ======    ======    ======    ======    ======

STRIP CENTERS
Company-Owned Salons:
    Open at beginning of period      470       516       423       500       667
    Salons constructed                47         6         7        60        83
    Acquired                           1                  47       143       276
    Less relocations                                                 3         3
                                  ------    ------    ------    ------    ------
       Net salon openings             48         6        54       200       356
    Conversions (1)                    9       (61)       38       (25)        3
    Salon closed or sold             (11)      (38)      (15)       (8)      (44)
                                  ------    ------    ------    ------    ------

    Open at end of period            516       423       500       667       982
                                  ======    ======    ======    ======    ======

Franchised Salons:
    Open at beginning of period    1,269     1,328     1,566     1,579     1,615
    Salons constructed                93        91        96       106       164
    Acquired                           3       104        30                 147
    Less relocations                                       3         4        12
                                  ------    ------    ------    ------    ------
       Net salon openings             96       195       123       102       299
    Conversions (1)                   (9)       61       (38)       (2)     (135)
    Salon closed or sold             (28)      (18)      (72)      (64)      (39)
                                  ------    ------    ------    ------    ------

    Open at end of period          1,328     1,566     1,579     1,615     1,740
                                  ======    ======    ======    ======    ======

MASTERCUTS
    Open at beginning of period      283       327       362       412       460
    Salons constructed                33        36        50        47        44
    Acquired                          12         2         8        13         7
    Less relocations                   3         3         4         7         5
                                  ------    ------    ------    ------    ------
       Net salon openings             42        35        54        53        46
    Conversions                        3         3                             1
    Salon closed or sold              (1)       (3)       (4)       (5)       (5)
                                  ------    ------    ------    ------    ------

    Open at end of period            327       362       412       460       502
                                  ======    ======    ======    ======    ======



                                      1996      1997      1998      1999       2000
                                      ----      ----      ----      ----       ----
TRADE SECRET
Company-Owned Salons:
    Open at beginning of period         152       219       302       340       432
    Salons constructed                   40        56        32        44        49
    Acquired                             11        11        14        64        13
    Less relocations                      4         4         4         9         8
                                     ------    ------    ------    ------    ------
       Net salon openings                47        63        42        99        54
    Conversions (1)                      20        24         2        (7)        1
    Salon closed or sold                           (4)       (6)                (27)
                                     ------    ------    ------    ------    ------

    Open at end of period               219       302       340       432       460
                                     ======    ======    ======    ======    ======

Franchised Salons:
    Open at beginning of period          68        55        38        34        27
    Salons added                          8         6
    Acquired
    Less relocations                      1
                                     ------    ------    ------    ------    ------
       Net salon openings                 7         6
    Conversions (1)                     (19)      (23)       (2)       (7)
    Salon closed or sold                 (1)                 (2)                 (1)
                                     ------    ------    ------    ------    ------
    Open at end of period                55        38        34        27        26
                                     ======    ======    ======    ======    ======

WAL-MART:  SMARTSTYLE/COST CUTTERS
Company-owned Salons:
    Open at beginning of period           4       168       198       293       386
    Salons constructed                   10        30        48        96       126
    Acquired                            154                  47                  43
    Less relocations                                                    3         5
                                     ------    ------    ------    ------    ------
       Net salon openings               164        30        95        93       164
    Salon closed or sold                                                         (3)
    Open at end of period               168       198       293       386       547
                                     ======    ======    ======    ======    ======

Franchised Salons:
    Open at beginning of period          31        81       117       136       158
    Salons added                         50        36        19        22        33
    Conversions                                                                 (43)
                                     ------    ------    ------    ------    ------
     Open at end of period               81       117       136       158       148
                                     ======    ======    ======    ======    ======

INTERNATIONAL (2)
    Open at beginning of period         283       454       481       460       372
    Salons constructed                   16        38        27        12        17
    Acquired                            178         3                   1
    Less relocations                      1
                                     ------    ------    ------    ------    ------
       Net salon openings               193        41        27        13        17
    Salons closed or sold               (22)      (14)      (48)     (101)      (37)
                                     ------    ------    ------    ------    ------

    Open at end of period               454       481       460       372       352
                                     ======    ======    ======    ======    ======

Grand total, system-wide              3,969     4,322     4,598     5,022     5,669
                                     ======    ======    ======    ======    ======

Major remodeling & conversions           65        72        97        95       110
                                     ======    ======    ======    ======    ======

(1) Represents primarily the acquisition of franchise locations.
(2) Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret divisions and not included in the International salon totals.

Of the 371 new company-owned salons constructed in fiscal 2000, 52 were Regis Salons, 83 were Strip Center, 44 were MasterCuts, 49 were Trade Secret, 126 were SmartStyle and 17 were International salons. The Company intends to construct approximately 430 new company-owned salons during fiscal 2001. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals. A total of 110 salons were remodeled in fiscal 2000, and the Company anticipates completing approximately 60 projects in fiscal 2001.

RETAIL PRODUCTS

In recent years, the Company has placed emphasis on the sales of higher-margin haircare products, with the result that such revenues have become an increasingly important part of the Company's business, having grown from 5.4 percent of total company-owned revenues in fiscal 1987 to 28.7 percent in fiscal 2000. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988, the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The haircare products offered are primarily shampoos, hair conditioners and styling and finishing products. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

There are approximately 38,000 strip shopping centers in the United States which provide the Company with vast growth opportunity for new strip center salons. In evaluating specific locations for its non-mall brands for both company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allows customers adequate parking and quick and easy store access. The Company believes neighborhood shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide access to a stable customer flow. Customers of these types of shopping centers are destination shoppers and, as a result, the Company's non-mall salons are not dependent upon expensive regional shopping mall locations. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, visibility, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

The Company is the largest shopping mall tenant which operates haircare salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. Mall owners and developers typically seek retailers such as Regis due to the Company's financial strength, successful salon operations and status as a national mall tenant. In the United States, there are approximately 1,800 enclosed malls which meet the Company's size and performance criteria with 6-10 new shopping malls developed each year. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis, MasterCuts and Trade Secret salons, of which the Company has penetrated approximately 65 percent.

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

Several trends have enabled the Company to continue to lease high-profile space in existing malls. Leasing velocity and turnover have increased because the average length of shopping mall lease terms has steadily descended. Also, many existing malls are being expanded, renovated and remerchandised. Because of these factors, the Company believes that it has ample expansion opportunities and therefore can be selective in establishing new mall locations.

FRANCHISING PROGRAM

GENERAL

The Company has various franchising programs supporting its 1,917 franchised salons as of June 30, 2000, consisting mainly of Supercuts and Cost Cutter franchises.

The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

STANDARDS OF OPERATIONS

All franchisees are required to conform to Company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company's field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with the standards for each franchising program.

To further ensure conformity with all Supercuts and certain other franchisees, the Company enters into the lease for the store site directly with the landlord, and subsequently subleases the site to the franchisee. The sublease provides the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 5 of "Notes to the Consolidated Financial Statements" for further information.

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

Supercuts

The majority of existing Supercuts franchise agreements have a perpetual term; subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchisee agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

Cost Cutters

The majority of existing franchise agreements have a 15 year term with a 15 year option to renew. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provides limited territorial protection.

FRANCHISE SALES

Franchise expansion will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees who open more than one salon receive a reduction in initial franchise fees.

FRANCHISEE TRAINING

The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. In addition, the Company provides store managers and stylists with extensive training for Supercuts franchisees. For further description of the Company's education and training programs, see the "Salon Training Programs" section of this document.

MARKETS AND MARKETING

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

Supercuts maintains an Advertising Fund (the "Fund") that provides comprehensive advertising and sales promotion support for the Supercuts system. All Supercuts stores, company-owned and franchised, contribute to the Fund, 80 percent of which is allocated to the contributing market for media placement and local marketing activities and 20 percent of which is allocated for national advertising campaigns and system-wide activities. Supercuts conducts regular, system-wide promotional programs for markets and an initial grand opening program for new stores. Each includes broadcast, print, direct mail and public relations campaigns. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty.

Cost Cutters also maintains an advertising fund that supports advertising and sales promotion for the Cost Cutters' system. Pursuant to the franchise agreement, each franchisee, depending upon the particular franchise and the age of the franchise agreement, contributes into an advertising fund managed by the Company. The Company uses a portion of the fund to provide market research, production materials, ad slicks, brochures, radio and television commercials to all franchisees. The balance of the fund is used for advertising and promotion development for franchisees. In addition, each franchisee is also required to spend one percent of its gross sales on local advertising.

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

STAFF RECRUITING AND RETENTION

Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. In the search for salon managers, the Company's supervisory team recruits or develops and promotes from within those stylists that display initiative and imagination. The Company has been successful in recruiting capable managers and stylists for a number of reasons. The Company utilizes a broad compensation system including cash incentives, merchandise awards, Company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations, as well as name-recognition from Supercuts and Wal-Mart, and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

The size of the Company's salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, ranges from approximately $40,000 for a new Wal-Mart location to $200,000 for a Regis Salon. Of the total construction costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company's salons are airy in appearance and have limited partitions. Haircare products offered for sale are prominently and attractively displayed in the salons.

Each of the Company's salon concepts has a different design related to the image to be projected. Regis Salons are more upscale in design and utilize wood and marble floors, mirrors and contrasting black and creme colors. Supercuts salons are functional in design and tastefully furnished, consistent with its image of a quality provider of affordable haircutting services. Cost Cutters and Style America salons appeal to a broad range of customers, providing value-priced full services in convenient locations. Hair Masters is a more upscale version of Cost Cutters or Style America. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Salons, and also have open and easily accessible product displays. SmartStyle salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and brightly colored to complement the Wal-Mart retail environment.

OPERATIONS

Company-owned and franchised salons located in the United States, Puerto Rico and Canada, are operated and managed as part of the Company's North American (domestic) operations. All other salons, located in the United Kingdom, are operated and managed through the Company's International branch located in England.

For each salon concept, the Company's operations are divided into geographic regions throughout North America. Each region is headed by one of the Company's salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon. The salon directors for each salon concept report to the division's Chief Operating Officer.

Over the years, the Company has developed uniform procedures for opening new salons in such a manner as to maximize revenues from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high quality, profitable salon.

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

TRADEMARKS

The Company holds numerous trademarks, both in the United States and in several foreign countries. The most important are the trademarks "Regis Salons", "Supercuts", "MasterCuts", "Trade Secret", "Cost Cutters" and "Hair Masters".

The Company believes the use of these trademarks is important in establishing and maintaining its reputation as a national operator of high quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use.

EMPLOYEES

As of June 30, 2000, the Company had more than 35,000 full- and part-time employees worldwide, of which approximately 31,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

COMMUNITY INVOLVEMENT

Many of the Company's stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. In a unique three-year agreement, the Company will support three postdoctoral fellows known as Regis Scholars, to conduct research in the field of breast cancer at the Mayo Foundation, Rochester, MN. The goal of the Regis Scholars program is to further the prevention, diagnosis and treatment of breast cancer, and to recruit and train future leaders in the biology of the disease. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Breast Cancer Foundation Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis on Mother's Day to help fund breast cancer research, education, screening and treatment. The Company has reached nearly $3 million in fundraising for breast cancer charities.

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

The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Item 1a.  Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included on pages 2 and 3 of the Registrant's Proxy Statement dated September 22, 2000, and is incorporated herein by reference.

Information relating to Executive Officers of the Company follows:




       Name                         Age                              Position
-------------------                 ---         ----------------------------------------------------
Myron Kunin                         71          Chairman of the Board of Directors

Paul D. Finkelstein                 58          President, Chief Executive Officer and Director

Christopher A. Fox                  50          Executive Vice President, Real Estate and Director

Randy L. Pearce                     45          Executive Vice President, Chief Administrative and Financial Officer

Mary Andert                         45          Executive Vice President, Merchandising and Marketing

Bruce Johnson                       47          Senior Vice President, Design and Construction

Mark Kartarik                       44          Senior Vice President, President and Chief Operating Officer, Supercuts Inc.

Gordon Nelson                       49          Senior Vice President, Fashion and Education

Bert M. Gross                       70          Senior Vice President, General Counsel and Secretary

Raymond Duke                        49          Senior Vice President, International Managing Director, Europe

Sharon Kiker                        55          Chief Operating Officer, Regis Salons

Kris Bergly                         39          Chief Operating Officer, Style America and Hair Masters

Robert Ribnick                      39          Chief Operating Officer, MasterCuts

Norma Knudsen                       42          Chief Operating Officer, Trade Secret

C. John Briggs                      56          Chief Operating Officer, SmartStyle Family Hair Salons


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

Christopher A. Fox was elected Executive Vice President, Real Estate in 1994, was Senior Vice President, Real Estate of the Company from 1988 to 1994, has served as Vice President from 1984 to 1988 and has served as a director of the Company since 1989.

Randy L. Pearce was elected Executive Vice President and Chief Administrative Officer in 1999, has served as Chief Financial Officer since 1998, was Senior Vice President, Finance from 1998 to 1999, has served as Vice President of Finance from 1995 to 1997 and as Vice President of Financial Reporting from 1991 to 1994.

Mary Andert was elected Executive Vice President, Marketing and Merchandising in February 1999, served as Senior Vice President, Marketing since 1998, and as Vice President, Marketing since 1997.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President of the Company since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and has served as Chief Operating Officer of Supercuts, Inc. since 1997.

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

Raymond Duke was elected Senior Vice President, International Managing Director, Europe in February, 1999 and has served as Vice President since 1992.

Sharon Kiker was elected Chief Operating Officer, Regis Salons in April 1998 and has served as Vice President, Salon Operations from 1989 to 1998.

Kris Bergly was elected Chief Operating Officer, Style America in March 1999 and has served as Chief Operating Officer, SmartStyle Family Hair Salons since April 1998 and as Vice President, Salon Operations from 1993 to 1998.

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

Item 2. Properties

The Company's corporate executive and administrative offices are headquartered in a 170,000 square foot three building complex in Edina, Minnesota owned by the Company. As of June 30, 2000, the Company utilizes 130,000 square feet of the available office space and leases the remaining 40,000 square feet to several tenants. Should the Company require additional office space in the future, the Company could remove or relocate existing tenants at the end of their lease term in order to provide additional administrative office space for its own purposes.

The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventories and a supplemental facility which supports the primary Eden Prairie facility. The Company completed construction of a new distribution center in Chattanooga, Tennessee during fiscal 1998. The Company has entered into a lease which anticipates the development and construction of a distribution center in Salt Lake City, Utah, scheduled to open in May 2001.

The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations which opened in regional malls during the past five years are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart stores and supercenters have leases with original terms of at least five years, generally with an option to renew for an additional five years. Salons in the U.K. department stores operate under license agreements while freestanding or shopping centers have real property leases comparable to the Company's North American locations.

The Company also leases the premises in which certain franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have five year initial terms and one or more five year renewal options. All additional lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sub-lease arrangements with the Company, negotiate and enter into leases on their own behalf.

None of the Company's salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 5 of "Notes to the Consolidated Financial Statements".

Item 3. Legal Proceedings

None.

    Item 4.  Submission of Matters to a Vote of Security Holders

    On October 19, 1999, at the annual meeting of the shareholders of the Company, votes on the elections of the Company's directors, increasing the number of authorized shares of common stock and increasing shares available under the Company's stock option plan took place with the following results:

1.  Election of Directors:



                                                              FOR               WITHHOLD AUTHORITY

    Rolf F. Bjelland                                         32,024,155                 554,410
    Paul D. Finkelstein                                      31,901,251                 677,314
    Christopher A. Fox                                       31,897,459                 681,105
    Thomas L. Gregory                                        31,896,163                 682,402
    Van Zandt Hawn                                           32,025,220                 553,345
    Susan Hoyt                                               32,025,162                 553,403
    David B. Kunin                                           31,875,312                 703,253
    Myron Kunin                                              31,900,428                 678,137



2.  To increase the number of authorized shares of common stock:

    For             26,421,284
    Against          6,065,072
    Abstain             53,346


3. To increase the number of shares available under the Company's 1991 Stock Option Plan from 3,300,000 shares to 5,200,000 shares:

   For             26,692,754
   Against          5,853,861
   Abstain             31,949

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Data relating to Market Stock Data Information and dividends as set forth in the sections included on page 35 of the Registrant's 2000 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

As of June 30, 2000, Regis shares were owned by approximately 13,200 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data which is included on page 13 of the Registrant's 2000 Annual Report to Shareholders, a copy of which is included as
Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 14 to 18 of the Registrant's 2000 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2000, the Company had $134.7 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from one to five years with settlement on a quarterly basis. As of June 30, 2000, the Company has entered into interest rate swap agreements covering $55.0 million of the total floating rate debt above.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Accountants on page 36, the Consolidated Financial Statements on pages 19 to 34 and the Quarterly Financial Data on page 35 of the Registrant's 2000 Annual Report to Shareholders, a copy of which is included as
Exhibit 13 hereto, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

See Part I for information regarding Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation

Executive compensation included on pages 6 through 8 of the Registrant's Proxy Statement dated September 22, 2000, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management on page 14 of the Registrant's Proxy Statement dated September 22, 2000, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included on page 13 of the Registrant's Proxy Statement dated September 22, 2000, and is incorporated herein by reference.

                                     PART IV

    Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a) (1). The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 19 to 36 of the Registrant's 2000 Annual Report to Shareholders, are incorporated by reference in Item 8:

                     Report of Independent Accountants
                     Consolidated Balance Sheet as of June 30, 2000 and 1999 Consolidated Statement of Operations for each of the three years in the period ended June 30, 2000
                     Consolidated Statements of Changes in Shareholders' Equity
                        and Comprehensive Income for each of the three years in the period ended June 30, 2000
                     Consolidated Statement of Cash Flows for each of the
                        three years in the period ended June 30, 2000
                     Notes to Consolidated Financial Statements

         (2).     The financial statement schedule required to be filed by Item
                         8 of this Form is as follows:

                               Report of Independent Accountants on Financial Statement Schedule Schedule II -- Valuation and Qualifying Accounts as of June 30, 2000, 1999 and 1998.

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

4(a) Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company's Report on Form 8-K dated May 2, 1996.)

4(b) Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G dated February 4, 1997)

4(c) Three-for-two stock split. (Incorporated by reference to Item 2 of the Company's Report on Form 10-Q dated May 3, 1999 for the quarter ended March 31, 1999.)

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

10(g) Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h) Private Shelf Agreement dated as of July 25, 1995 between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(m) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(i) Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company's Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(j) Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company's Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(k) Agreement and plan of merger between the Company and Supercuts, Inc. (Incorporated by reference to Exhibit 2.1 to July 15, 1996, Form 8-K.)

10(l) Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company's Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(m) Term Note A Agreement between the registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company's Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996)

10(n) Series D Senior Note drawn from Private Shelf Agreement dated as of December 13, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(w) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o) Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(p) Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(q) Modification of Private Shelf Agreement in 10(m) dated July 11, 1997. (Incorporated by reference to Exhibit 10(bb) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(r) Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(s) Modifications of Private Shelf Agreement in 10(bb) dated October 1, 1997. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(t) Private Shelf Agreement dated as of December 19, 1997 between the registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(u) Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(v) Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(w) Series G Senior Note dated as of July 10, 1998 between the registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company's Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(x) Term Note C Agreement between the registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company's Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(y) Term Note Agreement between the registrant and Bank of America National Trust and Savings Association dated December 31, 1998. (Incorporated by reference to Exhibit 10(nn) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(z) Term Note H-1 Agreement between the registrant and the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(aa) Term Note H-2 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
         Exhibit 10(pp) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(bb) Term Note H-3 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
         Exhibit 10(qq) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(cc) Term Note H-4 Agreement between the registrant the Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
         Exhibit 10(rr) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(dd) Modifications to the Revolving Credit Agreement dated February 1, 1999. (Incorporated by reference to Exhibit 10(ss) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(ee) Revolving Credit Agreement dated August 2, 1999 between the registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K dated September 17, 1999, for the year ended June 30, 1999).

13       Selected pages of the 2000 Annual Report to Shareholders.

23       Consent of PricewaterhouseCoopers LLP

27       Financial Data Schedule

(b)      Reports on Form 8-K.
         The following reports on Form 8-K were filed during the three months ended June 30, 2000:

         None.

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

REGIS CORPORATION

By  /s/ Paul D. Finkelstein
   --------------------------------
   Paul D. Finkelstein, President and Chief Executive Officer

By  /s/ Randy L. Pearce
   ---------------------------------
   Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

DATE: September 26, 2000
      ------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Myron Kunin                                      Date: September 26, 2000
----------------                                           --------------------
Myron Kunin, Chairman of the
Board of Directors

 /s/ Paul D. Finkelstein                              Date: September 26, 2000
------------------------                                   --------------------
Paul D. Finkelstein, Director

 /s/ Christopher A. Fox                               Date: September 26, 2000
-----------------------                                    --------------------
Christopher A. Fox, Director

 /s/ David B. Kunin                                   Date: September 26, 2000
-------------------                                        --------------------
David B. Kunin, Director

 /s/ Rolf Bjelland                                    Date:  September 26, 2000
------------------                                         --------------------
Rolf Bjelland, Director

 /s/ Van Zandt Hawn                                   Date:  September 26, 2000
-------------------                                        --------------------
Van Zandt Hawn, Director

 /s/ Susan S. Hoyt                                    Date:  September 26, 2000
-------------------                                        --------------------
Susan S. Hoyt, Director

 /s/Thomas L. Gregory                                 Date:  September 26, 2000
---------------------                                      --------------------
Thomas L. Gregory, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 22, 2000 appearing in the 2000 Annual Report to Shareholders of Regis Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 22, 2000

                                REGIS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       as of June 30, 2000, 1999 and 1998
                             (dollars in thousands)




     Column A                                           Column B                   Column C                Column D     Column E
     --------                                           --------         ----------------------------      --------     --------
                                                        Balance at       Charged to                                     Balance at
                                                        beginning        costs and     Charged to                       end of
     Description                                        of period        expenses      Other Accounts     Deductions    period
     -----------                                        ---------        --------      --------------     ----------    ------
     JUNE 30, 2000:

     Valuation Account, Allowance for doubtful accounts     $246                              $504 (3)       $40(4)         $710

     JUNE 30, 1999:

     Valuation Account, Allowance for doubtful accounts     $678             $35                            $467(4)         $246

     JUNE 30, 1998:

     Valuation Account, Receivable from Premier Salons    $2,899                                          $2,899(1)(4)        $0
     Valuation Account, Premier Salons Preferred Stock      $500                                            $500 (2)          $0
     Valuation Account, Allowance for doubtful accounts     $650            $150                            $122(4)         $678


Notes:

(1) Includes a payment of $156 and salon assets totaling $629 received in partial settlement of previously reserved balance.
(2)  Redemption of Preferred Stock by Premier Salons.
(3)  Related to the acquisition of franchise receivables.
(4)  Represents primarily the write off of uncollectible receivables.