Form 10-Q
period 2000-09-30
REGIS CORP
filed 2000-11-13
CIK 716643

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2000
                -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from____________________ to___________________

                              --------------------

                          Commission file number 011230

                                Regis Corporation
                                -----------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                          41-0749934
        --------------------------------------------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

               7201 Metro Boulevard, Edina, Minnesota      55439
              ----------------------------------------------------
              (Address of principal executive offices)   (Zip Code)

                                  (952)947-7777

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
Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 2, 2000:

Common Stock, $.05 par value                               40,776,592
----------------------------                   --------------------------------
         Class                                           Number of Shares

                                REGIS CORPORATION

                                      INDEX


Part I. Financial Information                                          Page Nos.
        ---------------------                                          ---------

         Item 1   Consolidated Financial Statements:

                  Balance Sheet as of September 30, 2000
                  and June 30, 2000                                        3

                  Statement of Operations for the three
                  months ended September 30, 2000 and 1999                 4

                  Statement of Cash Flows for the three
                  months ended September 30, 2000 and 1999                 5

                  Notes to Consolidated Financial Statements              6-11

                  Report of Independent Accountants                        12

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          13-19

         Item 3   Quantitative and Qualitative Disclosures about
                  Market Risk                                              20

Part II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                         21

                  Signature                                                22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 2000 AND JUNE 30, 2000
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)


                                                                                   (UNAUDITED)
                                                                                SEPTEMBER  30, 2000                  JUNE 30, 2000
                                                                                -------------------                --------------

ASSETS
Current assets:
  Cash                                                                               $ 23,119                           $ 14,888
  Accounts receivable, net                                                             16,879                             16,220
  Inventories                                                                          99,677                             91,823
  Deferred income taxes                                                                 8,558                             10,160
  Other current assets                                                                  5,923                             10,713
                                                                                     --------                           --------

        Total current assets                                                          154,156                            143,804

Property and equipment, net                                                           271,823                            260,532
Goodwill, net                                                                         222,182                            208,724
Other assets                                                                           17,982                             15,295
                                                                                     --------                           --------
          Total assets                                                               $666,143                           $628,355
                                                                                     ========                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                                    $  5,802                           $  9,983
  Accounts payable                                                                     41,304                             34,216
  Accrued expenses                                                                     59,058                             58,845
                                                                                     --------                           --------

        Total current liabilities                                                     106,164                            103,044

Long-term debt                                                                        246,106                            224,618
Other noncurrent liabilities                                                           23,978                             21,552
Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 40,770,863 and 40,702,707
      common shares at September 30, 2000 and
      June 30, 2000, respectively                                                       2,038                              2,035
  Additional paid-in capital                                                          151,289                            150,793
  Accumulated other comprehensive loss                                                 (3,510)                            (2,274)
  Retained earnings                                                                   140,078                            128,587
                                                                                     --------                           --------

        Total shareholders' equity                                                    289,895                            279,141
                                                                                     --------                           --------

       Total liabilities and shareholders' equity                                    $666,143                           $628,355
                                                                                     ========                           ========

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                            CONSOLIDATED STATEMENT OF
                      OPERATIONS (UNAUDITED) FOR THE THREE
                    MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      2000                     1999
                                                                                      ----                     ----
       Revenues:
         Company-owned salons:
           Service                                                                    $209,896               $181,836
           Product                                                                      87,408                 71,871
                                                                                      --------               --------

                                                                                       297,304                253,707
        Franchise income                                                                13,450                 12,401
                                                                                      --------               --------
                                                                                       310,754                266,108

       Operating expenses:
         Company-owned:
           Cost of service                                                             120,163                102,948
           Cost of product                                                              47,309                 38,554
           Direct salon                                                                 26,072                 22,294
           Rent                                                                         41,337                 35,360
           Depreciation                                                                  9,834                  8,608
                                                                                      --------               --------
                                                                                       244,715                207,764

         Selling, general and administrative                                            32,280                 28,261
         Depreciation and amortization                                                   5,063                  3,768
         Other                                                                           2,935                  2,599
                                                                                      --------               --------

             Total operating expenses                                                  284,993                242,392

             Operating income                                                           25,761                 23,716

       Other income (expense):
         Interest                                                                       (5,095)                (3,367)
         Other, net                                                                        350                    414
                                                                                      --------               --------

             Income before income taxes                                                 21,016                 20,763

       Income taxes                                                                     (8,301)                (8,125)
                                                                                      --------               --------

               Net income                                                             $ 12,715               $ 12,638
                                                                                      ========               ========

       Net income per share:
        Basic                                                                         $    .31               $    .31
                                                                                      ========               ========
        Diluted                                                                       $    .31               $    .30
                                                                                      ========               ========

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        (UNAUDITED) FOR THE THREE MONTHS
                        ENDED SEPTEMBER 30, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)


                                                                                     2000                         1999
                                                                                     ----                         ----
Cash flows from operating activities:
    Net income                                                                     $12,715                      $12,638
    Adjustments to reconcile net income to net cash
           provided by operating activities:
       Depreciation                                                                 11,626                        9,962
       Amortization                                                                  3,350                        2,404
       Deferred income taxes                                                         1,528                          413
       Other                                                                           379                         (519)

     Changes in assets and liabilities:
       Accounts receivable                                                          (1,305)                      (1,243)
       Inventories                                                                  (7,856)                      (3,149)
       Other current assets                                                          4,433                        5,139
       Other assets                                                                 (2,456)                      (1,859)
       Accounts payable                                                              3,456                        6,759
       Accrued expenses                                                                254                        1,041
       Other noncurrent liabilities                                                  1,905                        1,955
                                                                                   -------                      -------
           Net cash provided by operating activities                                28,029                       33,541

Cash flows from investing activities:
    Capital expenditures                                                           (20,519)                     (19,338)
    Proceeds from sale of assets                                                         3                           51
    Purchases of salon assets, net of cash acquired                                (19,799)                     (14,637)
                                                                                   -------                      -------
         Net cash used in investing activities                                     (40,315)                     (33,924)

Cash flows from financing activities:
    Borrowings on revolving credit facilities                                       78,300                       86,361
    Payments on revolving credit facilities                                        (60,500)                     (57,161)
    Repayment of long-term debt                                                       (833)                     (23,372)
    Increase in negative book cash                                                   4,820
    Dividends paid                                                                  (1,224)                      (1,162)
    Proceeds from issuance of common stock                                             411                          216
                                                                                   -------                      -------
          Net cash provided by financing activities                                 20,974                        4,882

Effect of exchange rate changes on cash                                               (457)                         (35)
                                                                                   -------                      -------

Increase in cash                                                                     8,231                        4,464

Cash:
    Beginning of period                                                             14,888                       10,353
                                                                                   -------                      -------
    End of period                                                                  $23,119                      $14,817
                                                                                   =======                      =======

          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. Basis of Presentation of Unaudited Interim Consolidated Financial Statements:

The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of September 30, 2000 and for the three months ended September 30, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2000 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2000. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

2. New Accounting Pronouncement:

     Effective July 1, 2000, Regis adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders equity (as a component of other comprehensive income), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact the Company's primary financial statements, but did result in the recording of a pre-tax unrealized loss of approximately $265,000 in other comprehensive income.

In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company's objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses interest rate swaps to adjust a portion of total debt, as determined by management, that is subject to variable interest rates. The Company designates these instruments as cash flow hedges. Under an interest rate swap contract, Regis agrees to pay fixed-rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity as a component of comprehensive income. These deferred gains and losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in income. However, to the extent that any of these contracts are not effective in offsetting the change in interest cashflows being hedged, their effective portion is immediately recognized in earnings. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is generally recorded based on fixed interest rates. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts are deferred and recognized in income over the remaining life of the contract.

At September 30, 2000, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 7.04% to 7.50%) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 6.65% to 6.79% during the quarter) on $30 million and $25 million notional amount of indebtedness through June 2002 and April 2003, respectively.

3. Comprehensive Income:

Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three months ended September 30, 2000 and 1999 was as follows:


                                                         FOR THE THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         --------------------------
                                                           (Dollars in thousands)
                                                             2000          1999
                                                             ----          ----
Net income                                                 $12,715       $12,638
Other comprehensive income:
  Transition adjustment relating to the
    adoption of FAS No. 133, net of taxes                     (160)
  Changes in fair market value of financial
    instruments designated as hedges of
    interest rate exposure, net of taxes                      (298)
  Change in cumulative foreign currency translation           (778)          245
                                                           -------       -------
    Total comprehensive income                             $11,479       $12,883
                                                           =======       =======

4. Net Income per Share:

Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's primary dilutive securities are issuable under the Company's Stock Option Plan, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the first quarter ended September 30, 2000 as they are considered to be anti-dilutive. The number of excluded stock options were approximately 3,204,309 and 496,419 in the first quarter of fiscal 2001 and fiscal 2000, respectively.

The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   ----------------------------
                                                                                      2000            1999
                                                                                      ----            ----
   Weighted average shares for basic earnings per share                            40,720,731        40,448,420
   Effect of dilutive securities                                                      744,588         1,143,202
                                                                                   ----------        ----------

   Weighted average shares for diluted earnings per share                          41,465,319        41,591,622
                                                                                   ==========        ==========

5. Financing:

In September 2000, the Company amended its senior revolving credit agreement to increase the amount available from $180 million to $250 million, extending the expiration date to August 2003 and modify certain debt covenant restrictions.


6. Transaction and Restructuring Liabilities:

The following provides additional information concerning the Company's transaction and restructuring liabilities (dollars in thousands):

                          Restructuring - International            Restructuring - Mergers
                        --------------------------------    -----------------------------------------
                           Salon                                           Salon                        Transaction
                         Closures &                                      Closures &                       Charges
                        Dispositions    Other   Subtotal    Severance    Disposition  Other  Subtotal     Mergers    Total
                        ------------    -----   --------    ---------    -----------  -----  --------   -----------  -----
   June 30, 2000            $583         $67       $650      $2,824         $23       $145    $2,992         $35    $3,677

   Cash utilization           58           5         63         408           9         35       452          12       527
   Non-cash utilization      100           2        102         111                      6       117                   219
                            ----         ---       ----      ------         ---       ----    ------         ---    ------

   September 30, 2000       $425         $60       $485      $2,305         $14       $104    $2,423         $23    $2,931
                            ====         ===       ====      ======         ===       ====    ======         ===    ======

7. Segment Information:

Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance: domestic salons and international salons. The Company operates or franchises 5,445 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 362 salons operating in leading department stores, strip shopping centers, mass merchants and high street locations.

Summarized financial information of the Company's reportable segments for the three months ended September 30, 2000 and 1999, respectively, is shown in the following table.

                                                            FOR THE THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------
                                                             (Dollars in thousands)

                                                               2000            1999
                                                               ----            ----
   Company-owned revenues:
     Domestic                                                $273,752        $227,717
     International                                             23,552          25,990
                                                             --------        --------
            Total                                            $297,304        $253,707
                                                             ========        ========

   Salon contribution:
     Domestic                                                $ 49,863        $ 41,352
     International                                              2,726           4,591
                                                             --------        --------
            Total                                            $ 52,589        $ 45,943
                                                             ========        ========

In addition to the company-owned revenues detailed in the table above, the Company also recorded franchise income as part of consolidated revenues for the first quarter of fiscal 2001 of $13.5 million compared to $12.4 million for the first quarter of fiscal 2000. The expenses associated with the company's franchising activities are included in selling, general and administrative and other operating expenses.

8. Acquisitions:

During the three month period ended September 30, 2000 and 1999, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisitions recorded using the purchase method of accounting, individually and in the aggregate, are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:


                                                                                THREE MONTHS
                                                                              ENDED SEPTEMBER 30,
                                                                       --------------------------------
                                                                            (Dollars in thousands)
                                                                         2000                    1999
                                                                         ----                    ----
    Costs in excess of net tangible and
      identifiable intangible assets acquired                          $17,125                  $14,301
                                                                       =======                  =======

    Components of aggregate purchase price:
      Cash                                                             $19,776                  $14,601
      Current and noncurrent payables                                      517                    1,622
                                                                       -------                  -------
                                                                       $20,293                  $16,223
                                                                       =======                  =======

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 2000, and the related consolidated statements of operations and of cash flows for the three-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2000, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated August 22, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2000, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.






PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
October 24, 2000

          Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in all 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 5,807 salons at September 30, 2000 operating in two segments: domestic and international. The Company's domestic segment includes 5,445 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 362 salons located in the United Kingdom. The Company has more than 37,000 employees worldwide.

First quarter fiscal 2001 revenues grew to a record $310.8 million, including franchise income of $13.5 million, a 16.8 percent increase over fiscal 2000 first quarter total revenues of $266.1 million.

Net income in the first quarter of fiscal 2001 increased to a record $12.7 million, or $.31 per diluted share, an earnings per share increase of 3.3 percent from first quarter fiscal 2000 net income of $12.6 million, or $.30 per diluted shares.

                              RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                        FOR THE THREE MONTHS
                                                         ENDED SEPTEMBER 30,
                                                        --------------------
                                                        2000          1999
                                                        ----          ----
Company-owned service revenues (1)                      70.6%        71.7%
Company-owned product revenues (1)                      29.4         28.3
Franchise income                                         4.3          4.7

Company-owned operations:
  Profit margins on service (2)                         42.8         43.4
  Profit margins on product (3)                         45.9         46.4
  Direct salon (1)                                       8.8          8.8
  Rent (1)                                              13.9         13.9
  Depreciation (1)                                       3.3          3.4

        Direct salon contribution (1)                   17.7         18.1

Selling, general and administrative                     10.4         10.6
Depreciation and amortization                            1.6          1.4
Other                                                     .9          1.0

Operating income                                         8.3          8.9
Income before income taxes                               6.8          7.8

Net income                                               4.1          4.7

----------------
(1) Computed as a percent of company-owned revenues
(2) Computed as a percent of service revenues
(3) Computed as a percent of product revenues

RESULTS OF OPERATIONS:

REVENUES

REVENUES for the first quarter of fiscal 2001 grew to a record $310.8 million, an increase of $44.7 million or 16.8 percent, over the same period in fiscal 2000. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $455.5 million for the first quarter of fiscal 2001, representing increases of 15.1 percent over the same period last year. These increases in company-owned and system-wide sales are the result of the total number of salons added to the system through acquisitions and net salon openings, as well as same-store sales increases from existing salons.

For the first quarter of fiscal 2001 and 2000, respectively, revenues by division are as follows:


                                                               (Dollars in thousands)
                                                                2001           2000
                                                                ----           ----
Regis Salons                                                   $ 96,327      $ 91,707
Strip Center Salons (primarily Supercuts)                        65,917        44,700
MasterCuts                                                       38,398        34,227
Trade Secret                                                     44,948        38,238
Wal-Mart/SmartStyle                                              28,162        18,845
International                                                    23,552        25,990
Franchise income                                                 13,450        12,401
                                                               --------      --------
                                                               $310,754      $266,108

Same-store sales for domestic company-owned salons increased 5.0 percent in the first quarter of fiscal 2001, compared to 4.2 percent in the same period in fiscal 2000. System-wide same-store sales for the first quarter of fiscal 2001 increased 5.2 percent, compared to 4.2 percent in the same period a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market based price increases in certain salon divisions. A total of 28.0 million customers were served system-wide during the first quarter of fiscal 2001. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the first quarter of fiscal 2001 grew to $209.9 million, an increase of $28.1 million or 15.4 percent, over the same period in fiscal 2000. The increase in service revenues is a result of salon acquisitions the Company has made during the past twelve months, accelerated new salon construction and strong service same-store sales increases of 3.2 percent in the first quarter of fiscal 2001.

PRODUCT REVENUES in the first quarter of fiscal 2001 grew to $87.4 million, an increase of $15.5 million or 21.6 percent, over the same period in fiscal 2000. This increase continues a trend of escalating product revenues due to product same-store sales growth of 9.4 percent in the first quarter of fiscal 2001, a reflection of the continuous focus on product awareness and promotions, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 29.4 percent of revenues for the first quarter of fiscal 2001 compared to 28.3 percent in the same period a year ago.

FRANCHISE INCOME, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $13.5 million in the first quarter of fiscal 2001. The increase in franchise income is a result of an increase royalties due to increase in sales of the Company's franchisees, which are not included in the Company's consolidated revenues, as well as an increase in product purchases by franchisees from the Company.

COST OF REVENUES

The aggregate cost of service and product revenues in the first quarter of fiscal 2001 were $167.5 million compared to $141.5 million in the same period in fiscal 2000. The resulting combined gross margin percentages for the first quarter of fiscal 2001 declined 50 basis points to 43.7 percent of company-owned revenues, compared to 44.2 percent of company-owned revenues in the same period in fiscal 2000.

SERVICE MARGINS declined to 42.8 percent in the first quarter of fiscal 2001, compared to 43.4 percent in the same period in fiscal 2000. This 60 basis point decrease is primarily due to a decline in the Company's international service margins.

PRODUCT MARGINS declined to 45.9 percent in the first quarter of fiscal 2001 compared to 46.4 percent in the same periods in fiscal 2000. This 50 basis point decrease is primarily due to an increase in retail discounting associated with the introductions of new packaging in several product lines.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. For the first quarter of fiscal 2001, direct salon expense of $26.1 million remained consistent as a percent of company-owned revenues at 8.8 percent when compared to the prior period.

RENT

Rent expense for the first quarter of fiscal 2001 was $41.3 million or 13.9 percent of company-owned revenues, compared to $35.4 million or 13.9 percent of company-owned revenues in the same period in fiscal 2000.

DEPRECIATION - SALON LEVEL

For the first quarter of fiscal 2001, salon depreciation expense was 3.3 percent of company-owned revenues compared to 3.4 percent in the same period a year ago.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the first quarter of fiscal 2001 to $52.6 million, or 17.7 percent of company-owned revenues, compared to $45.9 million or 18.1 percent of company-owned revenues in the same period of fiscal 2000.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $32.3 million, or 10.4 percent of total revenues in the first quarter of fiscal 2001, compared to $28.3 million, or 10.6 percent of total revenues in the same period in fiscal 2000. This 20 basis point improvement is primarily related to the Company's ability to leverage the fixed cost components of SG&A against sales growth.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization increased to 1.6 percent of total revenues in the first quarter of fiscal 2001, compared to 1.4 percent in the same period a year ago. This increase is primarily related to an increase in the level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months and an increase in depreciation related to enhancements to the corporate intrastructure.

OPERATING INCOME

Operating income in the first quarter of fiscal 2001 increased to $25.8 million, an increase of $2.0 million or 8.6 percent over the same period in fiscal 2000. Operating income, as a percentage of total revenues was 8.3 percent in the first quarter of fiscal 2001 compared to 8.9 percent in the same period in fiscal 2000.

INTEREST

Interest expense in the first quarter of fiscal 2001 was $5.1 million representing 1.6 percent of total revenues in the first quarter of fiscal 2001, compared to $3.4 million, or 1.3 percent of total revenues in the same period in fiscal 2000. Interest expense as a percent of total revenues has increased slightly because of higher debt levels primarily resulting from the Company's acquisition program and an increase in interest rates between the two periods.

INCOME TAXES

The Company's annual effective income tax rate for the first three months of fiscal 2001 is 39.5 percent compared to 39.1 percent in the same period a year ago. Management expects the underlying effective tax rate for all of fiscal 2001 to be between 40 and 41 percent, influenced by acquisitions occurring subsequent to the first quarter.

NET INCOME

Net income in the first quarter of fiscal 2001 grew to $12.7 million, or $.31 per diluted share, compared to a net income of $12.6 million, or $.30 per diluted share in the same period in fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first three months of fiscal 2001 was $28.0 million compared to $33.5 million during the same period in fiscal 2000. The decrease between the two periods is primarily due to an increase in net working capital needs in the first quarter of fiscal 2001 primarily related to financing seasonal growth in inventory.

During the first three months of fiscal 2001, the Company had worldwide capital expenditures of $23.9 million, of which $3.4 million related to acquisitions of 118 salons. The Company constructed 10 new Regis Salons, 8 new MasterCuts salons, 14 new Trade Secret salons, 36 new Wal-Mart/SmartStyle salons, 29 new Strip Center Salons and 15 new International salons, and completed 35 major remodeling projects. All capital expenditures during the first three months of fiscal 2001 were funded by cash flow from the Company's operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2001 will include the construction of approximately 430 to 500 new company-owned salons, and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $90 million to $95 million in fiscal 2001, excluding capital expenditures related to acquisitions.

Financing

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

See discussion in footnote 5 to the Consolidated Financial Statements.

Dividends

During the first three months of fiscal 2001, the Company paid a regular quarterly dividend of $1.2 million, or $.03 per share. On October 24, 2000 the Board of Directors of the Company declared a $.03 per share quarterly dividend payable November 22, 2000 to shareholders of record on November 7, 2000.

Share Repurchase Program

See discussion in footnote 7 to the Consolidated Financial Statements.

SAFE HARBOR PROVISIONS UNDER THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements in this document reflect management's best judgement at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to different materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 7, 2000.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin.

As of September 30, 2000, the Company had $151 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of September 30, 2000, the Company has entered into interest rate swap agreements covering $55 million of the floating rate debt, as discussed in Note 2 to the Consolidated Financial Statements.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 10.(FF)  Amended and Restated Private Shelf Agreement

Exhibit 15    Letter Re:  Unaudited Interim Financial Information.

Exhibit 27    Financial Data Schedule


(b)  Reports on Form 8-K:

     The following report on Form 8-K was filed during the three months ended September 30, 2000:

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         REGIS CORPORATION




Date: November 13, 2000                  By: /s/ Randy L. Pearce
                                             ------------------------
                                                 Randy L. Pearce
                                                 Executive Vice President
                                                 Chief Administrative and
                                                 Financial Officer

                                                 Signing on behalf of the
                                                 registrant and as principal
                                                 accounting officer