Form 10-Q
period 2000-12-31
REGIS CORP
filed 2001-02-08
CIK 716643

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000
                                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from               to
                                      ---------------   -----------------

                                   ----------

                         Commission file number 011230
                                                ------

                                Regis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                              41-0749934
        -------------------------------             ---------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification No.)

                  7201 Metro Boulevard, Edina, Minnesota 55439
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  (952)947-7777
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of February 2, 2001:

Common Stock, $.05 par value                               40,858,196
----------------------------                       -----------------------------
         Class                                            Number of Shares


================================================================================

                                REGIS CORPORATION

                                      INDEX

Part I.         Financial Information                                                   Page Nos.
                ---------------------                                                   ---------
                Item 1.     Consolidated Financial Statements:

                            Balance Sheet as of December 31, 2000
                            and June 30, 2000                                               3


                            Statement of Operations for the three
                            months ended December 31, 2000 and 1999                         4

                            Statement of Operations for the six
                            months ended December 31, 2000 and 1999                         5

                            Statement of Cash Flows for the six
                            months ended December 31, 2000 and 1999                         6

                            Notes to Consolidated Financial Statements                    7-12

                            Report of Independent Accountants                              13

                Item 2.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                 14-21

                Item 3.     Quantitative and Qualitative Disclosures about
                            Market Risk                                                    22

Part II.        Other Information

                Item 6.     Exhibits and Reports on Form 8-K                               23

                Signature                                                                  24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                    AS OF DECEMBER 31, 2000 AND JUNE 30, 2000
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                            (UNAUDITED)
                                                         DECEMBER  31, 2000             JUNE 30, 2000
                                                         ------------------            --------------

ASSETS
Current assets:
  Cash                                                       $  23,244                   $  14,888
  Accounts receivable, net                                      17,729                      16,220
  Inventories                                                  102,200                      91,823
  Deferred income taxes                                          9,454                      10,160
  Other current assets                                          11,702                      10,713
                                                             ---------                   ---------

        Total current assets                                   164,329                     143,804

Property and equipment, net                                    284,424                     260,532
Goodwill, net                                                  239,611                     208,724
Other assets                                                    18,535                      15,295
                                                             ---------                   ---------

          Total assets                                       $ 706,899                   $ 628,355
                                                             =========                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                            $   5,738                   $   9,983
  Accounts payable                                              32,528                      34,216
  Accrued expenses                                              64,260                      58,845
                                                             ---------                   ---------

        Total current liabilities                              102,526                     103,044

Long-term debt                                                 272,309                     224,618
Other noncurrent liabilities                                    26,295                      21,552

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding, 40,844,897 and 40,702,707
      common shares at December 31, 2000 and
      June 30, 2000, respectively                                2,042                       2,035
  Additional paid-in capital                                   155,946                     150,793
  Accumulated other comprehensive loss                          (3,154)                     (2,274)
  Retained earnings                                            150,935                     128,587
                                                             ---------                   ---------

        Total shareholders' equity                             305,769                     279,141
                                                             ---------                   ---------

         Total liabilities and shareholders' equity          $ 706,899                   $ 628,355
                                                             =========                   =========



               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2000                1999
                                                                    ---------          ---------
      Revenues:
        Company-owned salons:
          Service                                                   $ 218,286          $ 192,476
          Product                                                      92,253             81,129
                                                                    ---------          ---------

                                                                      310,539            273,605
       Franchise income                                                13,510             12,250
                                                                    ---------          ---------

                                                                      324,049            285,855

      Operating expenses:
        Company-owned salons:
          Cost of service                                             125,828            109,739
          Cost of product                                              49,160             43,421
          Direct salon                                                 27,385             23,109
          Rent                                                         43,209             37,420
          Depreciation                                                 10,678              8,955
                                                                    ---------          ---------
                                                                      256,260            222,644

        Selling, general and administrative                            33,998             30,371
        Depreciation and amortization                                   5,171              4,106
        Nonrecurring items                                                                 3,145
        Other                                                           3,185              2,687
                                                                    ---------          ---------

            Total operating expenses                                  298,614            262,953

            Operating income                                           25,435             22,902

      Other income (expense):
        Interest                                                       (5,741)            (3,988)
        Other, net                                                        511                432
                                                                    ---------          ---------

            Income before income taxes                                 20,205             19,346

      Income taxes                                                     (8,118)            (8,539)
                                                                    ---------          ---------

              Net income                                            $  12,087          $  10,807
                                                                    =========          =========

      Net income per share:
       Basic                                                        $     .30          $     .27
                                                                    =========          =========
       Diluted                                                      $     .29          $     .26
                                                                    =========          =========



               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       2000              1999
                                                                    ---------          ---------
Revenues:
  Company-owned salons:
    Service                                                         $ 428,182          $ 374,312
    Product                                                           179,661            153,000
                                                                    ---------          ---------

                                                                      607,843            527,312
Franchise income                                                       26,960             24,651
                                                                    ---------          ---------
                                                                      634,803            551,963

Operating expenses:
  Company-owned salons:
    Cost of service                                                   245,991            212,687
    Cost of product                                                    96,469             81,975
    Direct salon                                                       53,457             45,403
    Rent                                                               84,546             72,780
    Depreciation                                                       20,512             17,563
                                                                    ---------          ---------
                                                                      500,975            430,408

  Selling, general and administrative                                  66,278             58,632
  Depreciation and amortization                                        10,234              7,874
  Nonrecurring items                                                                       3,145
  Other                                                                 6,120              5,286
                                                                    ---------          ---------

      Total operating expenses                                        583,607            505,345

      Operating income                                                 51,196             46,618

Other income (expense):
  Interest                                                            (10,836)            (7,355)
  Other, net                                                              861                846
                                                                    ---------          ---------

      Income before income taxes                                       41,221             40,109

Income taxes                                                          (16,419)            (16,664)
                                                                    ---------          ----------

        Net income                                                  $  24,802          $   23,445
                                                                    =========          ==========

Net income per share:
   Basic                                                            $     .61          $      .58
                                                                    =========          ==========
   Diluted                                                          $     .59          $      .56
                                                                    =========          ==========


               The accompanying notes are an integral part of the
                  unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (DOLLARS IN THOUSANDS)

                                                                    2000                    1999
                                                                  --------                --------
Cash flows from operating activities:
   Net income                                                     $ 24,802                $ 23,445
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                                  24,120                  20,415
      Amortization                                                   6,855                   5,205
      Deferred income taxes                                            306                     503
      Other                                                            805                    (719)

    Changes in assets and liabilities:
      Accounts receivable                                           (2,266)                 (2,534)
      Inventories                                                   (9,091)                 (6,272)
      Other current assets                                            (543)                  1,803
      Other assets                                                  (2,721)                 (1,647)
      Accounts payable                                              (1,588)                  1,505
      Accrued expenses                                               4,247                   3,827
      Other noncurrent liabilities                                   2,102                   3,882
                                                                  --------                --------
         Net cash provided by operating activities                  47,028                  49,413

Cash flows from investing activities:
   Capital expenditures                                            (39,560)                (37,648)
   Proceeds from sale of assets                                        322                     134
   Purchases of salon assets, net of cash acquired                 (36,290)                (31,734)
                                                                  --------                -------
         Net cash used in investing activities                     (75,528)                (69,248)

Cash flows from financing activities:
   Borrowings on revolving credit facilities                       176,200                 163,047
   Payments on revolving credit facilities                        (155,100)                (97,528)
   Proceeds from issuance of long-term debt                         25,000
   Repayment of long-term debt                                      (3,009)                (24,955)
   Increase in negative book cash                                   (4,405)
   Dividends paid                                                   (2,454)                 (2,745)
   Proceeds from issuance of common stock                              776                     670
                                                                  --------                --------
         Net cash provided by financing activities                  37,008                  38,489
                                                                  --------                --------

Effect of exchange rate changes on cash                               (152)                    175
                                                                  --------                --------

Increase in cash                                                     8,356                  18,829

Cash:
   Beginning of period                                              14,888                  10,353
                                                                  --------                --------
   End of period                                                  $ 23,244                $ 29,182
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

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Basis of Presentation of Unaudited Interim Consolidated Financial
        Statements:

        The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of December 31, 2000 and for the three and six months ended December 31, 2000 and 1999, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2000 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

2.      New Accounting Pronouncement:

        Effective July 1, 2000, Regis adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders' equity (as a component of other comprehensive income), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact the Company's primary financial statements, but did result in the recording of an unrealized loss of approximately $160,000, net of tax, in other comprehensive income.

        In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation.

        The Company's objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses interest rate swaps to adjust a portion of total debt, as determined by management, that is subject to variable interest rates. The Company designates these instruments as cash flow hedges. Under an interest rate swap contract, Regis agrees to pay fixed rates of interest. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity as a component of comprehensive income. However, to the extent that any of these contracts are not effective in offsetting the change in interest cashflows being hedged, their ineffective portion is immediately recognized in earnings. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on the fixed interest rate stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts are deferred and recognized in income over the remaining life of the contract.

        At December 31, 2000, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 7.07 percent to 7.20 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 6.40 percent to 6.81 percent during the first six months of fiscal 2001) on $30 million and $25 million notional amount of indebtedness through June 2003 and April 2003, respectively.


3.       Comprehensive Income:

         Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and six months ended December 31, 2000 and 1999 was as follows:

                                                            FOR THE PERIODS ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            THREE MONTHS           SIX MONTHS
                                                         ------------------    -----------------
                                                                   (Dollars in thousands)
                                                           2000       1999       2000      1999
                                                         -------    -------    -------   -------
 Net income                                              $12,087    $10,807    $24,802   $23,445
 Other comprehensive income:
     Transition adjustment relating to the
         adoption of FAS No. 133, net of taxes                                    (160)
     Changes in fair market value of financial
         instruments designated as hedges of
         interest rate exposure, net of taxes               (574)                 (872)
     Change in cumulative foreign currency                   930       (159)       152        86
         translation
                                                         -------    -------    -------   -------
      Total comprehensive income                         $12,443    $10,648    $23,922   $23,531
                                                         =======    =======    =======   =======

4.       Net Income per Share:

         Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's primary dilutive securities are issuable under the Company's Stock Option Plans, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the second quarter and first six months ended December 31, 2000 as they are considered to be anti-dilutive. The number of excluded stock options were approximately 4,926,905 and 4,541,223, respectively, in the second quarter and first six months of fiscal 2001, and 596,878 and 554,501, respectively, in the second quarter and first six months of fiscal 2000.

         The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:

                                                             FOR THE PERIODS ENDED DECEMBER 31,
                                                      -------------------------------------------------
                                                            THREE MONTHS              SIX MONTHS
                                                      -----------------------   -----------------------
                                                         2000         1999        2000          1999
                                                      ----------   ----------   ---------    ----------
         Weighted average shares for basic
              earnings per share                      40,799,039   40,529,212   40,759,885   40,462,877

         Effect of dilutive securities                 1,102,203    1,115,457      924,557    1,139,903
                                                      ----------   ----------   ----------   ----------
         Weighted average shares for
              diluted earnings per share              41,901,242   41,644,669   41,684,442   41,602,780
                                                      ==========   ==========   ==========   ==========


5.       Financing:

         In September 2000, the Company amended its senior revolving credit agreement to increase the amount available from $180 million to $250 million, extending the expiration date to August 2003, and modifying certain debt covenant restrictions.

         In October 2000, the Company borrowed $25 million under an 8.39 percent senior term note due October 2010 to finance acquisitions by the Company. The note contains certain debt covenant restrictions which are similar to the Company's existing debt covenants.

6.       Transaction and Restructuring Liabilities:

         The following provides additional information concerning the Company's transaction and restructuring liabilities (dollars in thousands):

                               Restructuring--International               Restructuring--Mergers
                             --------------------------------   --------------------------------------------
                                Salon                                         Salon                            Transaction
                              Closures &                                    Closures &                           Charges
                             Dispositions   Other    Subtotal   Severance   Disposition    Other    Subtotal     Mergers    Total
                             ------------   ------   --------   ---------   -----------   -------   --------   -----------  -------
         June 30, 2000          $  583      $   67    $  650     $2,824       $   23      $  145     $2,992       $   35    $3,677

         Cash utilization          173           5       178        735           18          39        792           34     1,004
         Non-cash utilization       73           2        75         60                        3         63            1       139
                                ------      ------    ------     ------       ------      ------     ------       ------    ------

         December 31, 2000      $  337      $   60    $  397     $2,029       $    5      $  103     $2,137                 $2,534
                                ======      ======    ======     ======       ======      ======     ======       ======    ======



7.       Segment Information:

         Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance: domestic salons and international salons. The Company operates or franchises 5,899 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 370 salons operating in leading department stores, strip shopping centers, mass merchants and high street locations.

         Summarized financial information of the Company's reportable segments for the three and six months ended December 30, 2000 and 1999, respectively, is shown in the following table.

                                                       FOR THE PERIODS ENDED DECEMBER 31,
                                               ------------------------------------------------
                                                    THREE MONTHS               SIX MONTHS
                                               -----------------------    ---------------------
                                                             (Dollars in thousands)
                                                  2000          1999        2000        1999
                                               ---------     ---------    ---------   ---------
            Company-owned revenues:
              Domestic                         $ 287,226     $ 247,049    $ 560,978   $ 474,765
              International                       23,313        26,556       46,865      52,547
                                               ----------    ---------    ---------   ---------
                       Total                   $ 310,539     $ 273,605      607,843   $ 527,312
                                               =========     =========    =========   =========

            Salon contribution:
              Domestic                         $  51,194     $  47,030    $ 101,057   $  88,383
              International                        3,085         3,931        5,811       8,521
                                               ---------     ---------    ---------   ---------
                      Total                    $  54,279     $  50,961    $ 106,868   $  96,904
                                               =========     =========    =========   =========

         In addition to the company-owned revenues detailed in the table above, the Company also recorded franchise income as part of consolidated revenues for the second quarter and first six months of fiscal 2001 of $13.5 million and $27.0 million, respectively, as compared to $12.3 million and $24.7 million, respectively, for the second quarter and first six months of fiscal 2000. The expenses associated with the Company's franchising activities are included in selling, general and administrative and other operating expenses.

8.       Acquisitions:

         During the six month period ended December 31, 2000 and 1999, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisitions recorded using the purchase method of accounting, individually and in the aggregate, are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

         Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:

                                                                         SIX MONTHS
                                                                     ENDED DECEMBER 31,
                                                                ----------------------------
                                                                  (Dollars in thousands)
                                                                  2000                1999
                                                                --------            --------
         Costs in excess of net tangible and
            identifiable intangible assets acquired             $ 36,835            $ 52,963
                                                                ========            ========

         Components of aggregate purchase price:
            Cash                                                $ 36,290            $ 31,734
            Stock                                                  4,051               1,588
            Current and noncurrent payables                        7,350              25,141
                                                                --------            --------
                                                                $ 47,691            $ 58,463
                                                                ========            ========


9.      Benefit Plans:

        On October 24, 2000, the shareholders of Regis Corporation adopted the Regis Corporation 2000 Stock Option Plan ("2000 Plan"), which allows the Company to grant both incentive and nonqualified stock options and replaces the Company's 1991 Stock Option Plan.

        A total of 3,500,000 shares of common stock may be granted under the 2000 Plan to employees of the Company for a term not to exceed ten years from the date of grant. The term may not exceed five years for incentive stock options granted to employees of the Company possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options may also be granted to the Company's outside directors for a term not to exceed ten years from the grant date.

        The 2000 Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options are granted at not less than fair market value on the date of grant. The Board of Directors determines the 2000 Plan participants and establishes the terms and conditions of each option.

        In the second quarter of fiscal 2001, the Board of Directors approved a special grant of 2,263,000 options for shares of common stock from the 2000 Plan. These options begin vesting in year three at a rate of one-third per year for three years and expire ten years from the date of grant.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 2000, and the related consolidated statements of operations for the three and six month periods ended December 31, 2000 and 1999, and of cash flows for each of the six month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
January 24, 2001

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in all 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 6,269 salons at December 31, 2000 operating in two segments: domestic and international. The Company's domestic segment includes 5,899 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 370 salons located in the United Kingdom. The Company has nearly 40,000 employees worldwide.

Second quarter fiscal 2001 revenues grew to $324.0 million, including franchise income of $13.5 million, a 13.4 percent increase over fiscal 2000 second quarter total revenues of $285.9 million. Revenues for the six months ended December 31, 2000 grew to $634.8 million, including franchise income of $27.0 million, a 15.0 percent increase over total revenues of $552.0 million in the comparable fiscal 2000 period.

Net income in the second quarter of fiscal 2001 increased to $12.1 million, or $.29 per diluted share, an earnings per share increase of 11.5 percent from second quarter fiscal 2000 net income of $10.8 million, or $.26 per diluted share. For the six months ended December 31, 2000, net income grew to $24.8 million, or $.59 per diluted share. This represents an earnings per share increase of 5.4 percent over net income of $23.4 million, or $.56 per diluted share, for the first six months of fiscal 2000.

Prior year fiscal 2000 results include merger and transaction costs associated with the October 1999 merger with Supercuts (Holdings) Limited (Supercuts UK) which were nonrecurring in nature. Exclusive of this nonrecurring item, operating income for the second quarter of fiscal 2001 declined 2.3 percent to $25.4 million while operating income for the first six months of fiscal 2001 grew 2.9 percent to $51.2 million. Second quarter fiscal 2001 sales and earnings were adversely impacted by a slow down in the overall U.S. economy as well as inclement weather in the month of December. As a result, net income in the second quarter of fiscal 2001 decreased to $12.1 million, or $.29 per diluted share, an earnings per share decrease of 12.1 percent, exclusive of nonrecurring items. Net income for the first six months of fiscal 2001 decreased to $24.8 million, or $.59 per diluted share, an earnings per share decrease of 6.3 percent from the prior year, exclusive of nonrecurring items.

                              RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                            FOR THE PERIODS ENDED DECEMBER 31,
                                                       -------------------------------------------
                                                          THREE MONTHS              SIX MONTHS
                                                       -------------------       -----------------
                                                        2000         1999         2000       1999
                                                       ------       ------       ------     ------

       Company-owned service revenues (1)               70.3%        70.3%        70.4%      71.0%
       Company-owned product revenues (1)               29.7         29.7         29.6       29.0
       Franchise income                                  4.2          4.3          4.2        4.5

       Company-owned operations:
              Profit margins on service (2)             42.4         43.0         42.5       43.2
              Profit margins on product (3)             46.7         46.5         46.3       46.4
              Direct salon (1)                           8.8          8.4          8.8       8.6
              Rent (1)                                  13.9         13.7         13.9       13.8
              Depreciation (1)                           3.4          3.3          3.4        3.3

                  Direct salon contribution (1)         17.5         18.6         17.6       18.4

       Selling, general and administrative              10.5         10.6         10.4       10.6
       Depreciation and amortization                     1.6          1.4          1.6        1.4
       Nonrecurring items                                             1.1                     0.6
       Other                                             1.0          0.9          1.0        1.0

       Operating income                                  7.8          8.0          8.1        8.4
       Income before income taxes                        6.2          6.8          6.5        7.3
       Net income                                        3.7          3.8          3.9        4.2

       Operating income, excluding
           nonrecurring items                            7.8          9.1          8.1        9.0
       Net income, excluding nonrecurring items          3.7          4.8          3.9        4.8

----------
(1) Computed as a percent of company-owned revenues
(2) Computed as a percent of service revenues
(3) Computed as a percent of product revenues

RESULTS OF OPERATIONS:

REVENUES

REVENUES for the second quarter of fiscal 2001 grew to $324.0 million, an increase of $38.2 million or 13.4 percent, over the same period in fiscal 2000. Revenues for the first six months of fiscal 2001 were $634.8 million, an increase of $82.8 million or 15.0 percent, over the same period in fiscal 2000. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $469.7 million and $925.2 million, respectively, for the second quarter and first six months of fiscal 2001, representing increases of
13.3 percent and 14.2 percent over the same periods last year. These increases in company-owned and system-wide sales are primarily the result of the total number of salons added to the system through acquisitions and net salon openings.

For the second quarter and first six months of fiscal 2001 and 2000, respectively, revenues by division were as follows:

                                                   THREE MONTHS              SIX MONTHS
                                               --------------------     ---------------------
                                                 2001        2000         2001         2000
                                               --------    --------     --------     --------
                                                          (Dollars in thousands)
Regis Salons                                   $100,719    $ 95,398     $197,046     $187,104
Strip Center Salons (primarily Supercuts)        71,942      51,220      137,859       95,920
MasterCuts                                       38,836      36,108       77,234       70,335
Trade Secret                                     46,830      43,402       91,778       81,640
Wal-Mart/SmartStyle                              28,899      20,921       57,061       39,766
International                                    23,313      26,556       46,865       52,547
Franchise income                                 13,510      12,250       26,960       24,651
                                               --------    --------     --------     --------
                                               $324,049    $285,855     $634,803     $551,963
                                               ========    ========     ========     ========

Same-store sales for domestic company-owned salons increased 1.4 percent and 3.2 percent in the second quarter and first six months of fiscal 2001, respectively, compared to 4.4 percent and 4.3 percent in the same periods in fiscal 2000. Second quarter fiscal 2001 sales and earnings were adversely impacted by a slow down in the overall U.S. economy as well as inclement weather in the month of December. Consequently, system-wide same-store sales for the second quarter and first six months of fiscal 2001 increased 1.4 percent and 3.3 percent, respectively, compared to 4.0 percent and 3.9 percent, respectively, in the same periods a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market based price increases in certain salon divisions. A total of 28 million and 56 million customers were served system-wide during the second quarter and first six months of fiscal 2001, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the second quarter of fiscal 2001 grew to $218.3 million, an increase of $25.8 million or 13.4 percent, over the same period in fiscal 2000. In the first six months of fiscal 2001, service revenues were $428.2 million, an increase of $53.9 million or 14.4 percent, over the same period a year ago. The increase in service revenues is primarily a result of salon acquisitions the Company has made during the past twelve months and accelerated new salon openings in the second quarter and first six months of fiscal 2001.

PRODUCT REVENUES in the second quarter of fiscal 2001 grew to $92.3 million, an increase of $11.1 million, or 13.7 percent, over the same period in fiscal 2000. In the first six months of fiscal 2001, product revenues were $179.7 million, an increase of $26.7 million, or 17.4 percent, over the same period of fiscal 2000. These increases continue a trend of escalating product revenues due to product same-store sales growth of 3.6 percent and 6.3 percent in the second quarter and first six months of fiscal 2001, respectively, a reflection of the continuous focus on product awareness and promotions, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues remained consistent at 29.7 percent for the second quarter of fiscal 2001 compared to the same period a year ago, while product revenues as a percent of company-owned revenues increased to 29.6 percent for the first six months of fiscal 2001 compared to 29.0 percent in the comparable period of fiscal 2000.

FRANCHISE INCOME, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $13.5 million and $27.0 million in the second quarter and first six months of fiscal 2001, respectively. The increase in franchise income is a result of an increase in royalties due to an increase in sales of the Company's franchisees, which are not included in the Company's consolidated revenues, and additional franchise units added through acquisition, as well as an increase in product purchases by franchisees from the Company. These increases were offset to a lesser extent by a reduction in franchisee royalty income and product sales due to acquisitions of franchise salons as company-owned units.

COST OF REVENUES

The aggregate cost of service and product revenues in the second quarter of fiscal 2001 were $175.0 million compared to $153.2 million in the same period in fiscal 2000. For the first six months of fiscal 2001, the aggregate cost of service and product revenues were $342.5 million compared to $294.7 million in the same period a year ago. The resulting combined gross margin percentages for the second quarter and first six months of fiscal 2001 declined 30 basis points and 40 basis points to 43.7 percent of company-owned revenues in both periods compared to 44.0 percent and 44.1 percent of company-owned revenues in the same periods in fiscal 2000, respectively.

SERVICE MARGINS declined to 42.4 percent and 42.5 percent in the second quarter and first six months of fiscal 2001, compared to 43.0 percent and 43.2 percent in the same periods in fiscal 2000. These 60 basis point and 70 basis point decreases are primarily a result of higher payroll and related costs as a percent of service revenues in the Company's fixed cost payroll divisions (MasterCuts and Strip Center Salons, including Supercuts). Inclement weather and a slow down in the retail environment which resulted in de-leveraging of fixed cost payrolls against same-store sales declines adversely impacted these divisions. In addition, these divisions have been experiencing some wage pressure causing an increase in payroll costs.

PRODUCT MARGINS improved to 46.7 percent in the second quarter of fiscal 2001 compared to 46.5 percent in the same period in fiscal 2000 while declining 10 basis points to 46.3 percent in the first six months of fiscal 2001 from 46.4 percent in the same period of fiscal 2000. The 20 basis point improvement in product margins in the second quarter is a result of leveraging fixed cost payrolls in the Trade Secret division against retail same-store sales growth. The 10 basis point decrease year-to-date is primarily due to an increase in retail discounting associated with the introductions of new packaging in several product lines.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. For the second quarter of fiscal 2001, direct salon expense of $27.4 million increased to 8.8 percent from 8.4 of company-owned revenues when compared to the prior period. For the first six months of fiscal 2001, direct salon expense of $53.5 million increased as a percent of company-owned revenues to 8.8 percent from 8.6 percent in the same period in fiscal 2000. The 40 basis point and 20 basis point declines in direct salon expense as a percentage of company-owned sales in both the second quarter and first six months of fiscal 2001 are a result of lower same-store sales volumes in the second quarter of fiscal 2001 over which to spread the fixed cost components within this category.

RENT

Rent expense for the second quarter of fiscal 2001 was $43.2 million or 13.9 percent of company-owned revenues, compared to $37.4 million or 13.7 percent of company-owned revenues in the same period in fiscal 2000. Rent expense in the first six months of fiscal 2001 was $84.5 million or 13.9 percent of company-owned revenues, compared to $72.8 million or 13.8 percent of company-owned revenues in the same period in fiscal 2000. The slight increase in rent expense as a percentage of company-owned sales is a result of lower same-store sales volumes over which to spread this relatively fixed cost.

DEPRECIATION -- SALON LEVEL

For the second quarter and first six months fiscal 2001, salon depreciation expense was 3.4 percent of company-owned revenues compared to 3.3 percent in the same periods a year ago.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the second quarter of fiscal 2001 to $54.3 million, or 17.5 percent of company-owned revenues, compared to $51.0 million or 18.6 percent of company-owned revenues in the same period of fiscal 2000. For the first six months of fiscal 2001, direct salon contribution was $106.9 million, or 17.6 percent of company-owned revenues, compared to $96.9 million or 18.4 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $34.0 million, or 10.5 percent of total revenues in the second quarter of fiscal 2001, compared to $30.4 million, or 10.6 percent of total revenues in the same period in fiscal 2000. For the first six months of fiscal 2001, SG&A expenses were $66.3 million, or 10.4 percent of total revenues, compared to $58.6 million, or 10.6 percent of total revenues in the same period in fiscal 2000. The 10 basis point and 20 basis point improvements, respectively, are primarily related to cost synergies created by the Supercuts UK pooling consummated in the second quarter of fiscal 2000.

DEPRECIATION AND AMORTIZATION -- CORPORATE

Corporate depreciation and amortization increased to 1.6 percent of total revenues in both the second quarter and first six months of fiscal 2001, compared to 1.4 percent in the same periods in fiscal 2000. This increase is primarily related to an increase in the level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months and an increase in depreciation related to enhancements to the corporate infrastructure.

OPERATING INCOME

Operating income in the second quarter of fiscal 2001, excluding nonrecurring items, declined to $25.4 million, a decrease of $.6 million or 2.3 percent over the same period in fiscal 2000. Operating income, excluding nonrecurring items, as a percentage of total revenues was 7.8 percent in the second quarter of fiscal 2001 compared to 9.1 percent in the same period in fiscal 2000. Operating income in the first six months of fiscal 2001 improved to $51.2 million, or 8.1 percent of revenues, an increase of $1.4 million, or 2.9 percent over the prior year period operating income of $49.8 million or 9.0 percent of total revenues, exclusive of nonrecurring items.

INTEREST

Interest expense in the second quarter and first six months of fiscal 2001 was $5.7 million and $10.8 million, respectively, representing 1.8 percent of total revenues in the second quarter and 1.7 percent of total revenues in the first six months of fiscal 2001, compared to $4.0 million and $7.4 million, or 1.4 percent and 1.3 percent of total revenues in the same periods in fiscal 2000. Interest expense as a percent of total revenues has increased slightly because of higher debt levels primarily resulting from the Company's acquisition program and an increase in interest rates between the two periods.

INCOME TAXES

The Company's effective income tax rate for the first six months of fiscal 2001 is 39.8 percent compared to 41.5 percent in the same period a year ago. Management expects the underlying effective tax rate for all of fiscal 2001 to be between 40 and 41 percent, influenced by discrete Canadian acquisitions occurring during and subsequent to the second quarter of fiscal 2001.

NET INCOME

Net income in the second quarter of fiscal 2001 grew to $12.1 million, or $.29 per diluted share, compared to $10.8 million, or $.26 per diluted share in the same period in fiscal 2000. Exclusive of nonrecurring items, net income in the second quarter of fiscal 2000 was $13.7 million, or $.33 per diluted share.

For the first six months of fiscal 2001, net income grew to $24.8 million or $.59 per diluted share, compared to net income of $23.4 million or $.56 per diluted share in the same period in fiscal 2000. Exclusive of nonrecurring items, net income in the first six months of fiscal 2000 was $26.3 million or $.63 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first six months of fiscal 2001 was $47.0 million compared to $49.4 million during the same period in fiscal 2000. The decrease between the two periods is primarily due to an increase in net working capital needs in the first quarter of fiscal 2001 primarily related to inventory increases to support growth in salons and seasonal inventory.

During the first six months of fiscal 2001, the Company had worldwide capital expenditures of $48.9 million, of which $9.4 million related to acquisitions of 509 salons. The Company constructed 19 new Regis Salons, 15 new MasterCuts salons, 21 new Trade Secret salons, 62 new Wal-Mart/SmartStyle salons, 59 new Strip Center salons and 23 new International salons, and completed 64 major remodeling projects. All capital expenditures during the first six months of fiscal 2001 were funded by cash flows from the Company's operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2001 will include the construction of approximately 430 to 450 new company-owned salons, and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $85 million to $90 million in fiscal 2001, excluding capital expenditures related to acquisitions.

In light of the current economic environment, the Company plans to temporarily reduce its salon growth beginning in fiscal year 2002 with the objective of strengthening its balance sheet. Capital expenditures for fiscal 2002 are expected to be approximately $70 to $75 million, or 15 to 20 percent below the levels for this year's budget. Plans also call for the construction of 375 to 400 new salons and an acquisition budget of $25 to $30 million. This compares with approximately 450 constructed salons and an $80 million acquisition budget in fiscal 2001. By moderating its real estate strategy the Company plans to reduce leverage and thereby increase its flexibility to maximize future growth opportunities.

Financing

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

See discussion in footnote 5 to the Consolidated Financial Statements.

Dividends

During the first six months of fiscal 2001, the Company paid regular quarterly dividends totaling $2.5 million, or $.06 per share. On January 24, 2001, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on February 22, 2001 to shareholders of record on February 7, 2001.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements in this document reflect management's best judgement at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company's Form S-3 Registration Statement filed with the Securities and Exchange Commission on December 1, 2000.

Item 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin.

As of December 31, 2000, the Company had $179 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of December 31, 2000, the Company has entered into interest rate swap agreements covering $55 million of the floating rate debt, as discussed in Note 2 to the Consolidated Financial Statements.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15       Letter Re:  Unaudited Interim Financial Information.




(b)  Reports on Form 8-K:

    The following report on Form 8-K was filed during the three months ended December 31, 2000:

    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       REGIS CORPORATION




Date: February 8, 2001                 By: /s/ Randy L. Pearce
                                           -------------------------------------
                                           Randy L. Pearce
                                           Executive Vice President
                                           Chief Administrative and Financial
                                           Officer

                                           Signing on behalf of the
                                           registrant and as principal
                                           accounting officer