Form 10-Q
period 2001-03-31
REGIS CORP
filed 2001-05-11
CIK 716643

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                                                 --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

                              --------------------

                          Commission file number 011230
                                                 ------

                                Regis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Minnesota                                     41-0749934
     ---------------------------------                   -------------------
       (State or other jurisdiction                       (I.R.S. Employer
     of incorporation or organization)                   Identification No.)

   7201 Metro Boulevard, Edina, Minnesota                       55439
  ----------------------------------------                    ----------
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

Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 4, 2001:

Common Stock, $.05 par value                              41,391,917
----------------------------                   ---------------------------------
         Class                                         Number of Shares


================================================================================

                                REGIS CORPORATION

                                      INDEX

Part I.         Financial Information                                                   Page Nos.
                ---------------------                                                   ---------
                Item 1.     Consolidated Financial Statements:

                            Balance Sheet as of March 31, 2001
                            and June 30, 2000                                               3


                            Statement of Operations for the three
                            months ended March 31, 2001 and 2000                            4

                            Statement of Operations for the nine
                            months ended March 31, 2001 and 2000                            5

                            Statement of Cash Flows for the nine
                            months ended March 31, 2001 and 2000                            6

                            Notes to Consolidated Financial Statements                    7-12

                            Report of Independent Accountants                              13

                Item 2.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                 14-21

                Item 3.     Quantitative and Qualitative Disclosures about
                            Market Risk                                                    22

Part II.        Other Information

                Item 6.     Exhibits and Reports on Form 8-K                               23

                Signature                                                                  24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                     AS OF MARCH 31, 2001 AND JUNE 30, 2000
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)

                                                                      (UNAUDITED)
                                                                     MARCH 31, 2001              JUNE 30, 2000
                                                                     --------------             --------------
ASSETS
Current assets:
  Cash                                                                 $  24,598                   $  14,888
  Receivables, net                                                        17,594                      16,220
  Inventories                                                            103,704                      91,823
  Deferred income taxes                                                    9,169                      10,160
  Other current assets                                                     7,829                      10,713
                                                                       ---------                   ---------

        Total current assets                                             162,894                     143,804

Property and equipment, net                                              293,708                     260,532
Goodwill, net                                                            246,468                     208,724
Other assets                                                              17,363                      15,295
                                                                       ---------                   ---------

          Total assets                                                 $ 720,433                   $ 628,355
                                                                       =========                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                      $   5,701                   $   9,983
  Accounts payable                                                        32,447                      34,216
  Accrued expenses                                                        70,229                      58,845
                                                                       ---------                   ---------

        Total current liabilities                                        108,377                     103,044

Long-term debt                                                           263,756                     224,618
Other noncurrent liabilities                                              27,409                      21,552

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding 41,322,142 and 40,702,707
      common shares at March 31, 2001 and
      June 30, 2000, respectively                                          2,066                       2,035
  Additional paid-in capital                                             162,288                     150,793
  Accumulated other comprehensive loss                                    (5,695)                     (2,274)
  Retained earnings                                                      162,232                     128,587
                                                                       ---------                   ---------

        Total shareholders' equity                                       320,891                     279,141
                                                                       ---------                   ---------

         Total liabilities and shareholders' equity                    $ 720,433                   $ 628,355
                                                                       =========                   =========


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      2001                2000
                                                                      ----                ----
      Revenues:
        Company-owned salons:
          Service                                                   $ 226,309          $ 196,156
          Product                                                      90,338             79,111
                                                                    ---------          ---------
                                                                      316,647            275,267
       Franchise revenues:
          Royalties and fees                                            9,536              9,069
          Product sales                                                 4,727              3,726
                                                                    ---------          ---------
                                                                       14,263             12,795
                                                                    ---------          ---------

               Total revenues                                         330,910            288,062

      Operating expenses:
        Company-owned salons:
          Cost of service                                             129,510            112,256
          Cost of product                                              48,405             42,913
          Direct salon                                                 28,725             24,146
          Rent                                                         44,478             38,639
          Depreciation                                                 10,756              9,346
                                                                    ---------          ---------
                                                                      261,874            227,300

        Selling, general and administrative                            33,400             30,843
        Depreciation and amortization                                   5,788              4,310
        Other                                                           3,473              2,827
                                                                    ---------          ---------

            Total operating expenses                                  304,535            265,280
                                                                    ---------          ---------

            Operating income                                           26,375             22,782

      Other income (expense):
        Interest                                                       (5,492)            (4,187)
        Other, net                                                        165                608
                                                                    ---------          ---------

            Income before income taxes                                 21,048             19,203

      Income taxes                                                     (8,515)            (7,586)
                                                                    ---------          ---------

              Net income                                            $  12,533          $  11,617
                                                                    =========          =========

      Net income per share:
       Basic                                                        $     .30          $     .29
                                                                    =========          =========
       Diluted                                                      $     .30          $     .28
                                                                    =========          =========


          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                               REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       2001               2000
                                                                       ----               ----
Revenues:
  Company-owned salons:
    Service                                                         $ 654,491          $ 570,468
    Product                                                           269,999            232,111
                                                                    ---------          ---------
                                                                      924,490            802,579
  Franchise revenues:
   Royalties and fees                                                  28,159             26,809
   Product sales                                                       13,064             10,637
                                                                    ---------          ---------
                                                                       41,223             37,446
                                                                    ---------          ---------

       Total revenues                                                 965,713            840,025

Operating expenses:
  Company-owned salons:
    Cost of service                                                   375,501            324,943
    Cost of product                                                   144,874            124,888
    Direct salon                                                       82,182             69,533
    Rent                                                              129,024            111,419
    Depreciation                                                       31,268             26,909
                                                                    ---------          ---------
                                                                      762,849            657,692

  Selling, general and administrative                                  99,678             89,491
  Depreciation and amortization                                        16,022             12,184
  Nonrecurring items                                                                       3,145
  Other                                                                 9,593              8,113
                                                                    ---------          ---------

      Total operating expenses                                        888,142            770,625
                                                                    ---------          ---------

      Operating income                                                 77,571             69,400

Other income (expense):
  Interest                                                            (16,328)           (11,542)
  Other, net                                                            1,026              1,454
                                                                    ---------          ---------

      Income before income taxes                                       62,269             59,312

Income taxes                                                          (24,934)           (24,250)
                                                                    ---------          ---------

        Net income                                                  $  37,335          $  35,062
                                                                    =========          =========

Net income per share:
   Basic                                                            $     .91          $     .86
                                                                    =========          =========
   Diluted                                                          $     .89          $     .84
                                                                    =========          =========



          The accompanying notes are an integral part of the unaudited consolidated financial statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                     2001                   2000
                                                                     ----                   ----
Cash flows from operating activities:
   Net income                                                    $  37,335               $  35,062
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                                  36,754                  31,140
      Amortization                                                  10,885                   8,167
      Deferred income taxes                                          1,881                     374
      Other                                                          1,072                    (641)

    Changes in assets and liabilities:
      Accounts receivable                                           (3,577)                    242
      Inventories                                                  (10,510)                (10,101)
      Other current assets                                           2,938                    (801)
      Other assets                                                  (2,596)                 (2,742)
      Accounts payable                                              (5,322)                 (5,141)
      Accrued expenses                                               8,863                   3,764
      Other noncurrent liabilities                                   1,480                   4,078
                                                                 ---------               ---------
         Net cash provided by operating activities                  79,203                  63,401
                                                                 ---------               ---------

Cash flows from investing activities:
   Capital expenditures                                            (59,865)                (55,998)
   Proceeds from sale of assets                                        544                     147
   Purchases of salon assets, net of cash acquired                 (43,843)                (60,867)
                                                                 ----------              ---------
         Net cash used in investing activities                    (103,164)               (116,718)
                                                                 ----------              ----------

Cash flows from financing activities:
   Borrowings on revolving credit facilities                       238,400                 277,585
   Payments on revolving credit facilities                        (224,100)               (191,485)
   Proceeds from issuance of long-term debt                         25,000
   Repayment of long-term debt                                      (4,809)                (28,995)
   Increase in negative book cash                                    1,347
   Dividends paid                                                   (3,693)                 (3,968)
   Proceeds from issuance of common stock                            1,039                   1,143
                                                                 ---------               ---------
         Net cash provided by financing activities                  33,184                  54,280
                                                                 ---------               ---------

Effect of exchange rate changes on cash                                487                      20
                                                                 ---------               ---------

Increase in cash                                                     9,710                     983

Cash:
   Beginning of period                                              14,888                  10,353
                                                                 ---------               ---------
   End of period                                                 $  24,598               $  11,336
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

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.      Basis of Presentation of Unaudited Interim Consolidated Financial
        Statements:

        The unaudited interim consolidated financial statements of Regis Corporation (the Company) as of March 31, 2001 and for the three and nine months ended March 31, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of March 31, 2001 and its consolidated results of operations and cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

        The year-end consolidated balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim consolidated financial statements should be read in conjunction with the Company's consolidated financial statements for the year ended June 30, 2000. PricewaterhouseCoopers LLP, the Company's independent accountants, have performed limited reviews of the interim consolidated financial data included herein. Their report on such reviews accompanies this filing.

        COST OF PRODUCT SALES. On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

2.      New Accounting Pronouncement:

        Effective July 1, 2000, Regis adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended and interpreted (FAS 133). FAS 133 requires that all derivative instruments, such as interest rate swap contracts, be recognized in the financial statements and measured at their fair market value. Changes in the fair market value of derivative instruments are recognized each period in current earnings or shareholders' equity (as a component of other comprehensive income), depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The adoption of FAS 133 did not have a material impact on the Company's primary financial statements, but did result in the recording of an unrealized loss of approximately $160,000, net of tax, in other comprehensive income.

        In the normal course of business, the Company is exposed to changes in interest rates. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation.

        The Company's objective in managing its exposure to interest rates is to decrease the volatility that changes in interest rates might have on earnings and cash flows. To achieve this objective, the Company uses interest rate swaps, as determined by management, to adjust a portion of total debt that is subject to variable interest rates. The Company designates these instruments as cash flow hedges. Under an interest rate swap contract, the Company agrees to pay fixed rates of interest and receive variable rates of interest based upon a notional amount of indebtedness. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the Company's interest payments related to its variable-rate debt obligations. Accordingly, the interest rate swap contracts are reflected at fair value in the Company's consolidated balance sheet and the related gains or losses on these contracts are deferred in shareholders' equity as a component of comprehensive income. However, to the extent that any of these contracts are not effective in offsetting the change in interest cash flows being hedged, their ineffective portion is immediately recognized in earnings. The net effect of this accounting on the Company's operating results is that interest expense on the portion of variable-rate debt being hedged is recorded based on the fixed interest rate stated within the swap agreement. No other cash payments are made unless the contract is terminated prior to maturity, in which case the amount paid or received in settlement is established by agreement at the time of termination, and usually represents the net present value, at current rates of interest, of the remaining obligations to exchange payments under the terms of the contract. Any gains or losses upon the early termination of the interest rate swap contracts are deferred in other comprehensive income and recognized in income over the remaining life of the contract.

         At March 31, 2001, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 7.07 to 7.20 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 4.86 to 6.81 percent during the first nine months of fiscal 2001) on $30 and $25 million notional amounts of indebtedness through June 2003 and April 2003, respectively.


3.      Comprehensive Income:

         Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three and nine months ended March 31, 2001 and 2000 were as follows:

                                                                  FOR THE PERIODS ENDED MARCH 31,
                                                              ----------------------------------------
                                                                THREE MONTHS             NINE MONTHS
                                                               ---------------        ----------------
                                                                        (Dollars in thousands)
                                                               2001       2000        2001        2000
                                                               ----       ----        ----        ----
   Net income                                                 $12,533   $ 11,617    $ 37,335    $ 35,062
   Other comprehensive income:
         Transition adjustment relating to the
             adoption of FAS 133, net of taxes                                          (160)
         Changes in fair market value of financial
             instruments designated as hedges of
             interest rate exposure, net of taxes                (653)                (1,525)
         Change in cumulative foreign currency translation     (1,888)      (441)     (1,736)       (419)
                                                              -------   --------    --------    --------
   Total comprehensive income                                 $ 9,992   $ 11,176    $ 33,914    $ 34,643
                                                              =======   ========    ========    ========

4.       Net Income per Share:

         Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company's primary dilutive securities are issuable under the Company's Stock Option Plans, as amended. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed conversion of dilutive securities. Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the third quarter and first nine months ended March 31, 2001 as they are considered to be anti-dilutive. The number of excluded stock options were approximately 5,449,000 and 4,428,000, respectively, in the third quarter and first nine months of fiscal 2001, and 2,798,000 and 594,000, respectively, in the third quarter and first nine months of fiscal 2000.

         The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:

                                                                               FOR THE PERIODS ENDED MARCH 31,
                                                                   -----------------------------------------------------
                                                                        THREE MONTHS                   NINE MONTHS
                                                                   ------------------------     ------------------------
                                                                      2001         2000            2001          2000
                                                                      ----         ----            ----          ----
         Weighted average shares for basic earnings per share      41,124,611    40,717,771     40,879,686    40,563,429

         Effect of dilutive securities                              1,141,173     1,131,691        998,371     1,130,111
                                                                   ----------   -----------     ----------    ----------

         Weighted average shares for diluted earnings per share    42,265,784    41,849,462     41,878,057    41,693,540
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

6.       Transaction and Restructuring Liabilities:

         The following provides additional information concerning the Company's transaction and restructuring liabilities (dollars in thousands):

                            Restructuring - International               Restructuring-Mergers
                           -------------------------------   -------------------------------------------
                              Salon                                         Salon                          Transaction
                           Closures &                                     Closures &                         Charges
                           Dispositions   Other   Subtotal   Severance   Dispositions   Other   Subtotal      Mergers     Total
                           ------------   -----   --------   ---------   ------------   -----   --------   ------------   ------
   June 30, 2000              $ 583       $ 67     $ 650      $2,824         $ 23       $ 145    $2,992        $ 35       $3,677

   Change in estimate                                                         (31)         31
   Cash utilization             270          5       275       1,086           27          39     1,152          35        1,462
   Non-cash utilization          64                   64          35                        2        37                      101
                              -----       ----     -----      ------         ----       -----    ------        ----       ------

   March 31, 2001             $ 249       $ 62     $ 311      $1,703         $ 27       $  73    $1,803        $  0       $2,114
                              =====       ====     =====      ======         ====       =====    ======        ====       ======



7.      Segment Information:

         Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments generally based on the way that management has organized the segments within the enterprise for making operating decisions and assessing performance: domestic salons and international salons. The Company operates or franchises 6,236 domestic salons located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment includes 368 salons operating in leading department stores, strip shopping centers, mass merchants and high street locations.

         Summarized financial information of the Company's reportable segments for the three and nine months ended March 31, 2001 and 2000, respectively, is shown in the following table.

                                                         FOR THE PERIODS ENDED MARCH 31,
                                               --------------------------------------------------
                                                    THREE MONTHS                NINE MONTHS
                                               ----------------------     -----------------------
                                                            (Dollars in thousands)
                                                  2001        2000          2001         2000
                                                  ----        ----          ----         ----
            Company-owned revenues:
              Domestic                         $ 293,413    $ 250,445     $ 854,391    $ 725,210
              International                       23,234       24,822        70,099       77,369
                                               ---------    ---------     ---------    ---------
                       Total                   $ 316,647    $ 275,267     $ 924,490    $ 802,579
                                               =========    =========     =========    =========

            Salon contribution:
              Domestic                         $  52,050    $  44,867     $ 153,107    $ 133,266
              International                        2,723        3,100         8,534       11,621
                                               ---------    ---------     ---------    ---------
                      Total                    $  54,773    $  47,967     $ 161,641    $ 144,887
                                               =========    =========     =========    =========

         In addition to the company-owned revenues detailed in the table above, the Company also recorded franchise revenue as part of consolidated revenues for the third quarter and first nine months of fiscal 2001 of $14.3 million and $41.2 million, respectively, as compared to $12.8 million and $37.4 million, respectively, for the third quarter and first nine months of fiscal 2000. The expenses associated with the Company's franchising activities are included in selling, general and administrative and other operating expenses.

8.      Acquisitions:

         During the nine month period ended March 31, 2001 and 2000, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The acquisitions recorded using the purchase method of accounting, individually and in the aggregate, are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

         Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:

                                                                           NINE MONTHS
                                                                          ENDED MARCH 31,
                                                                   ----------------------------
                                                                      (Dollars in thousands)
                                                                     2001                2000
                                                                     ----                ----
            Costs in excess of net tangible and
               identifiable intangible assets acquired             $ 49,572            $ 59,814
                                                                   ========            ========

            Components of aggregate purchase price:
               Cash                                                $ 43,843            $ 60,867
               Stock                                                 11,247               1,588
               Current and noncurrent payables assumed                7,272               3,969
                                                                   --------            --------
                                                                   $ 62,362            $ 66,424
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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 2001, and the related consolidated statements of operations for the three and nine month periods ended March 31, 2001 and 2000, and of cash flows for each of the nine month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


Minneapolis, Minnesota
April 24, 2001

         Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons in all 50 states, Puerto Rico, Canada and the United Kingdom. The Regis worldwide operations include 6,604 salons at March 31, 2001 operating in two segments: domestic and international. The Company's domestic segment includes 6,236 salons operating primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 368 salons located in the United Kingdom. The Company has 40,000 employees worldwide.

Third quarter fiscal 2001 revenues grew to $330.9 million, including franchise revenues of $14.3 million, a 14.9 percent increase over fiscal 2000 third quarter total revenues of $288.1 million. Revenues for the nine months ended March 31, 2001 grew to $965.7 million, including franchise revenues of $41.2 million, a 15.0 percent increase over total revenues of $840.0 million in the comparable fiscal 2000 period.

Operating income in third quarter of fiscal 2001 increased to $26.4 million, a
15.8 percent increase over operating income of $22.8 million in the comparable fiscal 2000 period. Operating income for the first nine months of fiscal 2001 grew to $77.6 million, an 11.8 percent increase over operating income of $69.4 million in the first nine months of fiscal 2000.

Net income in the third quarter of fiscal 2001 increased to $12.5 million, or $.30 per diluted share, an earnings per share increase of 7.1 percent from third quarter fiscal 2000 net income of $11.6 million, or $.28 per diluted share. For the nine months ended March 31, 2001, net income grew to $37.3 million, or $.89 per diluted share. This represents an earnings per share increase of 6.0 percent over net income of $35.1 million, or $.84 per diluted share, for the first nine months of fiscal 2000.

Prior year fiscal 2000 results for the first nine months include merger and transaction costs associated with the October 1999 merger with Supercuts (Holdings) Limited (Supercuts UK) which were nonrecurring in nature. Exclusive of this nonrecurring item, operating income for the first nine months of fiscal 2001 increased 6.9 percent to $77.6 million compared to $72.5 million in the comparable fiscal 2000 period. Net income for the first nine months of fiscal 2001 decreased to $37.3 million, or $.89 per diluted share, an earnings per share decrease of 2.2 percent from the prior year, exclusive of nonrecurring items.

                              RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percentage of total revenues, except as noted.

                                                             FOR THE PERIODS ENDED MARCH 31,
                                                       -------------------------------------------
                                                          THREE MONTHS              NINE MONTHS
                                                       -------------------       -----------------
                                                        2001         2000         2001       2000
                                                       ------       ------       ------     ------
       Company-owned service revenues (1)               71.5%        71.3%        70.8%      71.1%
       Company-owned product revenues (1)               28.5         28.7         29.2       28.9

       Franchise revenues:
           Royalties and fees                            2.9          3.1          2.9        3.2
           Product sales                                 1.4          1.3          1.4        1.3

       Company-owned operations:
              Profit margins on service (2)             42.8         42.8         42.6       43.0
              Profit margins on product (3)             46.4         45.8         46.3       46.2
              Direct salon (1)                           9.1          8.8          8.9        8.7
              Rent (1)                                  14.0         14.0         14.0       13.9
              Depreciation (1)                           3.4          3.4          3.4        3.4

                  Direct salon contribution (1)         17.3         17.4         17.5       18.1

       Selling, general and administrative              10.1         10.7         10.3       10.7
       Depreciation and amortization                     1.7          1.5          1.7        1.5
       Nonrecurring items                                                                     0.4
       Other                                             1.0          1.0          1.0        1.0

       Operating income                                  8.0          7.9          8.0        8.3
       Income before income taxes                        6.4          6.7          6.4        7.1
       Net income                                        3.8          4.0          3.9        4.2

       Operating income, excluding
           nonrecurring items                            8.0          7.9          8.0        8.6
       Net income, excluding nonrecurring items          3.8          4.0          3.9        4.5

--------------
(1) Computed as a percent of company-owned revenues

(2) Computed as a percent of service revenues

(3) Computed as a percent of product revenues

RESULTS OF OPERATIONS:

REVENUES

REVENUES for the third quarter of fiscal 2001 grew to $330.9 million, an increase of $42.8 million or 14.9 percent, over the same period in fiscal 2000. Revenues for the first nine months of fiscal 2001 were $965.7 million, an increase of $125.7 million or 15.0 percent, over the same period in fiscal 2000. System-wide sales, inclusive of non-consolidated sales generated from franchise salons, increased to $480.4 million and $1.4 billion, respectively, for the third quarter and first nine months of fiscal 2001, representing increases of
15.5 percent and 14.6 percent over the same periods last year. These increases in company-owned and system-wide sales are primarily the result of the total number of salons added to the system through acquisitions and net salon openings.

For the third quarter and first nine months of fiscal 2001 and 2000, respectively, revenues by division were as follows:

                                                   THREE MONTHS             NINE MONTHS
                                              ---------------------    ---------------------
                                                 2001        2000        2001         2000
                                                 ----        ----        ----         ----
                                                           (Dollars in thousands)
Regis Salons                                  $ 102,333   $  94,246    $ 299,379   $ 281,350
Strip Center Salons (primarily Supercuts
 and Cost Cutters)                               75,142      55,783      213,001     151,703
MasterCuts                                       39,640      36,084      116,874     106,419
Trade Secret                                     43,394      41,029      135,172     122,669
Wal-Mart/SmartStyle                              32,904      23,303       89,965      63,069
International                                    23,234      24,822       70,099      77,369
Franchise revenue                                14,263      12,795       41,223      37,446
                                              ---------   ---------    ---------   ---------
                                              $ 330,910   $ 288,062    $ 965,713   $ 840,025
                                              =========   =========    =========   =========


Same-store sales for domestic company-owned salons increased 2.7 percent and 3.0 percent in the third quarter and first nine months of fiscal 2001, respectively, compared to 3.2 percent and 4.0 percent in the same periods in fiscal 2000. The increase in same-store sales was lower than in the prior year due to inclement weather and a slow down in the retail environment in November 2000 through March of 2001 compared to the prior year. System-wide same-store sales for the third quarter and first nine months of fiscal 2001 increased 3.2 percent and 3.4 percent, respectively, compared to 2.6 percent and 3.5 percent, respectively, in the same periods a year ago. Same-store sales increases achieved are due to an increase in the number of customers served and market-based price increases in certain salon divisions. A total of 29 million and 85 million customers were served system-wide during the third quarter and first nine months of fiscal 2001, respectively. The Company utilizes an audiovisual-based training system in its company-owned salons. Management believes this training system provides its employees with improved customer service and technical skills, and positively contributes to the increase in customers served.

SERVICE REVENUES in the third quarter of fiscal 2001 grew to $226.3 million, an increase of $30.2 million or 15.4 percent, over the same period in fiscal 2000. In the first nine months of fiscal 2001, service revenues were $654.5 million, an increase of $84.0 million or 14.7 percent, over the same period a year ago. The increase in service revenues is primarily a result of salon acquisitions the Company has made during the past twelve months and new salon openings in the third quarter and first nine months of fiscal 2001.

PRODUCT REVENUES in the third quarter of fiscal 2001 grew to $90.3 million, an increase of $11.2 million, or 14.2 percent, over the same period in fiscal 2000. In the first nine months of fiscal 2001, product revenues were $270.0 million, an increase of $37.9 million, or 16.3 percent, over the same period of fiscal 2000. These increases continue a trend of escalating product revenues due to product same-store sales growth of 4.4 percent and 5.6 percent in the third quarter and first nine months of fiscal 2001, respectively, a reflection of the continuous focus on product awareness and promotions, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues remained fairly consistent at 28.5 percent for the third quarter of fiscal 2001 compared to 28.7 percent for the same period a year ago, while product revenues as a percent of company-owned revenues increased to 29.2 percent for the first nine months of fiscal 2001 compared to 28.9 percent in the comparable period of fiscal 2000.

FRANCHISE REVENUES, including royalties, initial franchise fees and product and equipment sales made by the Company to franchisees, increased slightly to $14.3 million and $41.2 million in the third quarter and first nine months of fiscal 2001, respectively. The increase in franchise revenues is a result of an increase in royalties derived from same-store sales growth and new store openings of the Company's franchisees, which are not included in the Company's consolidated revenues, and additional franchise units added through acquisition, as well as an increase in product purchases by franchisees from the Company. These increases were offset to a lesser extent by a reduction in franchisee royalties and product sales due to acquisitions of franchise salons as company-owned units.

COST OF REVENUES

The aggregate cost of service and product revenues in the third quarter of fiscal 2001 were $177.9 million compared to $155.2 million in the same period in fiscal 2000. For the first nine months of fiscal 2001, the aggregate cost of service and product revenues were $520.4 million compared to $449.8 million in the same period a year ago. The resulting combined gross margin percentages for the third quarter and first nine months of fiscal 2001 improved 20 basis points to 43.8 percent of company-owned revenues in the third quarter of fiscal 2001 compared to 43.6 percent of company-owned revenues in the same periods in fiscal 2000 while declining 30 basis points to 43.7 percent in the first nine months of fiscal 2001 compared to the same period a year ago.

SERVICE MARGINS remained consistent at 42.8 percent in the third quarter of fiscal 2001 while declining 40 basis points to 42.6 percent in the first nine months of fiscal 2001, compared to 43.0 percent in the same period in fiscal 2000. The 40 basis point decrease is primarily a result of higher payroll and related costs as a percent of service revenues in the Company's fixed cost payroll divisions (MasterCuts and Strip Center Salons, including Supercuts) in the first half of fiscal 2001. Inclement weather and a slow down in the retail environment which resulted in de-leveraging of fixed cost payrolls against lower same-store sales volumes adversely impacted these divisions during the first half of fiscal 2001. In addition, these divisions have been experiencing some wage pressure causing an increase in payroll costs.

PRODUCT MARGINS improved 60 basis points to 46.4 percent in the third quarter of fiscal 2001 while improving 10 basis points to 46.3 percent in the first nine months of fiscal 2001 from 46.2 percent in the same period of fiscal 2000. These 60 basis point and 10 basis point improvements in product margins in the third quarter and first nine months of fiscal 2001 are a result of leveraging fixed cost payrolls in the Trade Secret and MasterCuts divisions against retail same-store sales growth.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. For the third quarter of fiscal 2001, direct salon expense of $28.7 million increased to
9.1 percent from 8.8 of company-owned revenues when compared to the prior period. For the first nine months of fiscal 2001, direct salon expense of $82.2 million increased as a percent of company-owned revenues to 8.9 percent from 8.7 percent in the same period in fiscal 2000. The deterioration of 30 basis points and 20 basis points in direct salon expense as a percentage of company-owned sales in the third quarter and first nine months of fiscal 2001, respectively, are a result of higher utility costs as well as higher freight costs due to increased diesel fuel prices compared to the same periods a year ago.

RENT

Rent expense for the third quarter of fiscal 2001 was $44.5 million or 14.0 percent of company-owned revenues, compared to $38.6 million or 14.0 percent of company-owned revenues in the same period in fiscal 2000. Rent expense in the first nine months of fiscal 2001 was $129.0 million or 14.0 percent of company-owned revenues, compared to $111.4 million or 13.9 percent of company-owned revenues in the same period in fiscal 2000. The slight increase in rent expense as a percentage of company-owned sales in the first nine months of fiscal 2001 is a result of lower same-store sales volumes during the second quarter of fiscal 2001 over which to spread this relatively fixed cost.

DEPRECIATION -- SALON LEVEL

For the third quarter and first nine months fiscal 2001, salon depreciation expense was 3.4 percent of company-owned revenues compared to 3.4 percent in the same periods a year ago.

DIRECT SALON CONTRIBUTION

For the reasons described above, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the third quarter of fiscal 2001 to $54.8 million, or 17.3 percent of company-owned revenues, compared to $48.0 million or 17.4 percent of company-owned revenues in the same period of fiscal 2000. For the first nine months of fiscal 2001, direct salon contribution was $161.6 million, or 17.5 percent of company-owned revenues, compared to $144.9 million or 18.1 percent of company-owned revenues in the same period a year ago.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $33.4 million, or 10.1 percent of total revenues in the third quarter of fiscal 2001, compared to $30.8 million, or 10.7 percent of total revenues in the same period in fiscal 2000. For the first nine months of fiscal 2001, SG&A expenses were $99.7 million, or 10.3 percent of total revenues, compared to $89.5 million, or 10.7 percent of total revenues in the same period in fiscal 2000. These 60 basis point and 40 basis point improvements, respectively, are primarily related to cost synergies created by the Supercuts UK pooling consummated in the second quarter of fiscal 2000. Further, the timing of certain marketing expenditures during the third quarter of fiscal 2001 as compared to the corresponding period of fiscal 2000 contributed to the improvement.

DEPRECIATION AND AMORTIZATION -- CORPORATE

Corporate depreciation and amortization increased to 1.7 percent of total revenues in both the third quarter and first nine months of fiscal 2001, compared to 1.5 percent in the same periods in fiscal 2000. This increase is primarily related to an increase in the level of intangible assets, primarily goodwill, associated with the Company's acquisition activity during the past twelve months and an increase in depreciation related to enhancements to the corporate infrastructure.

OPERATING INCOME

Operating income in the third quarter of fiscal 2001, excluding nonrecurring items, improved to $26.4 million, or 8.0 percent of total revenue, an increase of $3.6 million or 15.8 percent over the same period in fiscal 2000. Operating income in the first nine months of fiscal 2001 improved to $77.6 million, or 8.0 percent of total revenues, an increase of $5.0 million, or 6.9 percent over the prior year period operating income of $72.5 million, or 8.6 percent of total revenues, exclusive of nonrecurring items.

INTEREST

Interest expense in the third quarter and first nine months of fiscal 2001 was $5.5 million and $16.3 million, respectively, representing 1.7 percent of total revenues in the third quarter and first nine months of fiscal 2001, compared to $4.2 million and $11.5 million, or 1.5 percent and 1.4 percent of total revenues in the same periods in fiscal 2000. Interest expense as a percent of total revenues has increased slightly because of higher debt levels primarily resulting from the Company's acquisition program. In addition, the interest expense for the first nine months of fiscal 2001 was impacted by higher interest rates in the first and second quarters of fiscal 2001 when compared to the same periods a year ago.

INCOME TAXES

The Company's effective income tax rate for the first nine months of fiscal 2001 is 40.0 percent compared to 40.9 percent in the same period a year ago. Management expects the underlying effective tax rate for all of fiscal 2001 to be between 40 and 41 percent, influenced by discrete Canadian acquisitions occurring during the second and third quarters of fiscal 2001.

NET INCOME

Net income in the third quarter of fiscal 2001 grew to $12.5 million, or $.30 per diluted share, compared to $11.6 million, or $.28 per diluted share in the same period in fiscal 2000. For the first nine months of fiscal 2001, net income grew to $37.3 million, or $.89 per diluted share, compared to net income of $35.1 million, or $.84 per diluted share in the same period in fiscal 2000. Exclusive of nonrecurring items, a portion of which were not deductible for tax reporting purposes, net income in the first nine months of fiscal 2000 was $37.9 million, or $.91 per diluted share.

LIQUIDITY AND CAPITAL RESOURCES

Customers generally pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first nine months of fiscal 2001 was $79.2 million compared to $63.4 million during the same period in fiscal 2000. The increase between the two periods is primarily due to improved operating performance.

During the first nine months of fiscal 2001, the Company had worldwide capital expenditures of $71.7 million, of which $11.8 million related to acquisitions of 744 salons. The Company constructed 31 new Regis Salons, 25 new MasterCuts salons, 29 new Trade Secret salons, 150 new Wal-Mart/SmartStyle salons, 189 new Strip Center salons and 33 new International salons, and completed 91 major remodeling projects. All capital expenditures during the first nine months of fiscal 2001 were funded by cash flows from the Company's operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2001 will include the construction of approximately 430 to 450 new company-owned salons, and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $85 to $90 million in fiscal 2001, excluding capital expenditures related to acquisitions.

In light of the current economic environment, the Company plans to temporarily reduce its salon growth beginning in fiscal year 2002 with the objective of strengthening its balance sheet. Capital expenditures for fiscal 2002 are expected to be approximately $65 to $70 million, or 15 to 20 percent below the levels for this year's budget. Plans also call for the construction of 375 to 400 new salons and an acquisition budget of $25 to $30 million. This compares with approximately 450 constructed salons and an $80 million acquisition budget in fiscal 2001. By moderating its real estate strategy, the Company plans to reduce leverage and thereby increase its flexibility to maximize future growth opportunities.

Financing

Management believes that cash generated from operations and amounts available under its revolving credit facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future.

See discussion in footnote 5 to the Consolidated Financial Statements.

Dividends

During the first nine months of fiscal 2001, the Company paid regular quarterly dividends totaling $3.7 million, or $.09 per share. On May 9, 2001, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on June 7, 2001 to shareholders of record on May 23, 2001.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward looking statements in this document reflect management's best judgement at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company's Form S-3 Registration Statement filed with the Securities and Exchange Commission on March 15, 2001.

     Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin.

As of March 31, 2001, the Company had $147.5 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of March 31, 2001, the Company has entered into interest rate swap agreements covering $55 million of the floating rate debt, as discussed in Note 2 to the Consolidated Financial Statements.

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15       Letter Re:  Unaudited Interim Financial Information.




(b) Reports on Form 8-K:

    The following report on Form 8-K was filed during the three months ended March 31, 2001:

    None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      REGIS CORPORATION




Date: May 11, 2001                    By: /s/ Randy L. Pearce
                                      -----------------------------------------
                                      Randy L. Pearce
                                      Executive Vice President
                                      Chief Administrative and Financial Officer

                                      Signing on behalf of the
                                      registrant and as principal
                                      accounting officer