Form 10-K405
period 2001-06-30
REGIS CORP
filed 2001-09-12
CIK 716643

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number   0-11230
                       -----------

                                Regis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                             41-0749934
--------------------------------                            -------------------
State or other jurisdiction                                   (I.R.S. Employer
of incorporation or organization                             Identification No.)

7201 Metro Boulevard, Edina, Minnesota                             55439
-----------------------------------------                       ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (952) 947-7777
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


================================================================================

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $21.3000 per share as of September 7, 2001, as quoted on the Nasdaq Stock Exchange), was $888,626,500.

     The number of outstanding shares of the registrant's common stock, par value $.05 per share, as of September 7, 2001, was 41,719,554.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement dated September 21, 2001 and Annual Report to Shareholders for the year ended June 30, 2001, are incorporated by reference into Parts I, II and III.

                                     PART I

Item 1.   Business

BACKGROUND

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the largest owner, operator, franchisor and acquirer of hair and retail product salons in the world. The Regis worldwide operations include 6,681 hairstyling salons at June 30, 2001 operating as six divisions, which have been aggregated into two reporting segments based on business model commonalties: domestic and international. The Company's domestic operations (which include the United States, Canada and Puerto Rico) include 6,317 salons operated and franchised primarily under the brand names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts, Cost Cutters, Hair Masters, Style America, First Choice Haircutters and Magicuts. The Company's international operations include 364 salons located in the United Kingdom (U.K.). During fiscal 2001, the Company and its franchisees provided services to 118 million customers worldwide. The Company has 41,000 employees worldwide.

INDUSTRY OVERVIEW

Management estimates that annual revenues of the hair care industry are $45 billion in the United States and $90 billion worldwide. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring.

BUSINESS STRATEGY

The Company's goal is to provide high quality affordable hair care services and products to wide ranges of customers through physically attractive salons located in high traffic and convenient locations. The key elements of the Company's strategy to achieve these goals are the following:

Consistent, Quality Service. The Company is committed to meeting its customer's hair care needs by providing competitively priced services and products in convenient locations with professional and knowledgeable hairstylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. The major services supplied by the Company's salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company's salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends.

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

The Company operates salons under various concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts, Cost Cutters, Hair Masters, Style America, First Choice Haircutters and Magicuts. Regis' North American salon concepts address the various customer preferences within the salon market. The Company's regional mall salon concepts provide the Company with the ability to have multiple locations within a single mall. Because the square footage for each of the mall-based and strip center-based locations are approximately the same, the Company has the ability to determine which salon concept is best suited to a location or change the concept of existing salons to meet customer preference or demographic changes in the salon's market.

The Company also has salons located internationally in malls, leading department stores and stand-alone locations, and is consistently focused on the moderate-to-upscale hair care and beauty market.

Expansion. The Company has grown through increasing revenues from existing salons, constructing additional salons, and mergers and acquisitions. Since 1995, the Company has added 5,147 net units (including franchised salons) to its worldwide salon base from new salon construction as well as mergers and acquisitions. During this same period of time, the Company added several new salon concepts, including SmartStyle, merged with Supercuts and The Barbers, and expanded its Regis Salons and MasterCuts concepts. In fiscal 2000, the Company through acquisition added 68 salons operating under the Supercuts name in the United Kingdom. In addition to continuing its salon acquisition strategy, the Company expects to construct about 410 new company-owned salons and complete approximately 150 major remodeling and conversion projects during fiscal 2002.

The Company intends to focus future growth of salons in strip shopping centers across North America by adding company-owned salons and assisting current and new franchisees in their expansion and market development. The Company believes its growth opportunities in strip shopping centers of the retail hair care market in North America are vast and will complement the Company's continuing growth of its mall-based concepts. The Company does not intend to expand concepts located in enclosed shopping malls into strip shopping centers, nor does it intend to expand its strip center salon concepts into enclosed shopping malls. In addition, the Company plans to continue pursuing expansion opportunities by adding company-owned and franchised salons in Wal-Mart stores and supercenters.

High Quality Hair care Products. Through Trade Secret and the Company's other salons, Regis sells nationally-recognized hair care products such as Matrix(R), Paul Mitchell(R), Sebastian(R), Redken(R), Tigi(R) and Back To Basics(R) and a complete line of products sold under the Regis label. Salon branded products are typically sold only through professional salons and generate slightly higher gross margins than haircutting and other salon services. The Company's stylists are trained to sell hair care products to their customers. Sales of hair care products increased 15.6 percent in fiscal 2001 to $361.9 million and represented
28.8 percent of company-owned revenues.

Control Over Salon Operations. Regis controls the quality of operations and enjoys certain economies of scale in terms of certain corporate and store level expenses. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure that hairstylists are knowledgeable and provide consistent quality hair care services.

Economies of Scale. Management believes that due to its size and number of locations the Company has certain advantages which are not available to single location salons or small chains. The Company uses its point-of-sale system to track inventory at the salons and to accumulate and monitor service and product sales. This product and customer information is used to evaluate salon productivity and, in some cases, to determine the most appropriate salon use for the location. Additionally, as a result of its volume purchases, the Company is able to purchase hair care products and supplies and salon fixtures on an advantageous basis. The Company is also able to gain national and local market recognition for the Regis name and its salon concepts through national and local advertising and promotional programs. Furthermore, the Company has training and career path opportunities which the smaller owner cannot provide.

SALON CONCEPTS:

The Company operates six divisions, which have been aggregated into two reporting segments based on business model commonalties: domestic and international. The Company's domestic segment consists of 6,317 salons (2,230 franchised) within five operating divisions offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico as discussed below:

REGIS SALONS. Regis Salons are full-service, mall-based salons providing complete hair care and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Salons is approximately 75 percent women. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as hair care products. The average sale at Regis Salons is approximately $26. Regis Salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, are not so high as to be uncompetitive with prices of other salons offering similar, high quality services. At June 30, 2001, the Company operated 981 Regis Salons primarily in shopping malls in North America. Revenues from the Regis Salons were $401.8 million, or 30.6 percent of the Company's total revenues, in fiscal 2001. The Company expects to construct about 55 new Regis Salons in fiscal 2002.

MASTERCUTS FAMILY HAIRCUTTERS. MasterCuts Family Haircutters salons are mall-based and serve a broader customer base than Regis Salons and respond to competitive pressures for lower cost hair care services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. Hair coloring services have been a recent contributor to the growth in MasterCuts service revenues. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Salons are also available in MasterCuts salons. The average sale at MasterCuts salons is approximately $13. The MasterCuts salons place emphasis on discount or promotional pricing for the services being offered in order to compete more effectively with other salons. At June 30, 2001, the Company operated 523 MasterCuts salons in North America. Revenues from MasterCuts salons accounted for $155.7 million, or 11.9 percent of the Company's total revenues, in fiscal 2001. During fiscal 2002, the Company plans to construct approximately 45 new MasterCuts salons.

TRADE SECRET. Trade Secret salons are designed to emphasize hair care and beauty product sales in a mall-based retail setting while providing high quality hair care services. Trade Secret salons offer the same products as the Regis Salons and MasterCuts salons, but also have additional hair care, beauty, lip and skin care and sundry items. The average sale at Trade Secret salons is approximately $19. At June 30, 2001, the number of Trade Secret salons totaled 503 in North America, including 25 franchised locations. Revenues from company-owned Trade Secret salons and franchising activity during fiscal 2001 was $179.1 million and $2.7 million, respectively, or 13.9 percent of the Company's total revenues. The Company anticipates constructing approximately 35 new Trade Secret salons in fiscal 2002.

WAL-MART. The Company expanded into the mass merchant retail arena in fiscal 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. Wal-Mart salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair services, and product revenues contribute solidly to overall revenues. In fiscal 1998, the Company introduced a new brand name, SmartStyle Family Hair Salons, for its company-owned Wal-Mart salons and rapidly expanded this new brand name into its Wal-Mart salons in fiscal 1999. As part of the merger with The Barbers in May 1999, the Company acquired 199 (158 franchised) salons operating as Cost Cutters in Wal-Mart stores and supercenters making Regis the primary provider of salon services in Wal-Marts. The Company operated 916 company-owned and franchised salons within Wal-Mart stores and supercenters at June 30, 2001. Revenue from company-owned Wal-Mart salons totaled $125.9 million, or 9.6 percent of the Company's total revenue. The average sale at Wal-Mart salons is approximately $15. The Company anticipates constructing about 175 new company-owned SmartStyle salons and franchising 40 new Cost Cutters in Wal-Mart stores and supercenters in fiscal 2002.

STRIP CENTER SALONS. The Company's Strip Center Salon division is comprised of 2,011 franchised and 1,383 company-owned strip center based salons operating under the following concepts, all offering generally similar products and services, drawing on the Company strip center operating competencies and synergies.


        SUPERCUTS. The Supercuts concept provides consistent high quality hair care services to its customers at convenient times and locations and at a reasonable price. The services offered by Supercuts stores are limited and standardized. The stores are designed for ease of operation and the demand for basic hair care is believed to be recession resistant and non-seasonal. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. The average sale at Supercuts salons is approximately $12. At June 30, 2001, the Company operated 1,573 Supercuts stores in North America, including 908 franchised locations. Revenues and franchise income from company-owned Supercuts and franchising activity during fiscal 2001 was $155.3 million and $29.0 million, respectively, or 14.1 percent of the Company's total revenues. The Company plans to construct 55 new company-owned and 120 franchised Supercuts stores in fiscal 2002.

        COST CUTTERS. This group of franchised salons was added to the Company's salon base as a result of the merger with The Barbers in fiscal 1999, as previously discussed. Cost Cutters salons provide value-priced hair care services for men, women and children and sell a complete line of professional hair care products. The average sale at Cost Cutters salons is approximately $13. At June 30, 2001, the Company franchised 666 salons generating franchise revenues during fiscal 2001 of $21.8 million, or 1.7 percent of the Company's total revenues. The Company plans to add 45 franchise salons to these systems in fiscal 2002. In addition to the franchised salons, the Company operates company-owned Cost Cutters salons, as discussed below.

        OTHER FRANCHISE CONCEPTS. This group of franchised salons includes primarily First Choice Haircutters, Magicuts and Haircrafters, as well as other smaller brands which have been acquired in the past four years. These concepts primarily provide value-priced hair care services for men, women and children and sell a complete line of professional hair care products. At June 30, 2001, the Company franchised 437 salons in this group, generating franchise revenue during fiscal 2001 of $2.7 million, or 0.2 percent of the Company's total revenues. In addition to these franchised salons, the Company operates company-owned First Choice, Haircutters and Magicuts salons, as discussed below.

        COMPANY-OWNED STRIP CENTER SALONS. Company-owned Strip Center Salons are made up of successful salon groups acquired over the past four years operating under the primary brands of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters and Magicuts, as well as other regional brand names. All concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other brands primarily cater to time-pressed, value-orientated families. The average sale at company-owned strip centers is approximately $14. At June 30, 2001, the Company operated 718 salons within this concept. Revenues from company-owned Strip Center Salons during fiscal 2001 was $136.7 million or 10.4 percent of the Company's total revenues. The Company anticipates building 35 new salons in this group in fiscal 2002.

INTERNATIONAL SALONS:

The Company operates 364 hair care salons in the United Kingdom at June 30, 2001, making Regis the largest salon operator in the U.K. Salons in the U.K. operate in malls, leading department stores, and high-street locations under license arrangements or real property leases, consistently focused on the moderate-to-upscale hair care and beauty market. The average sale at an International salon is approximately $35. During fiscal 1999, the International division divested its overseas salons outside the U.K. in order to focus on its existing U.K. salons, which offers the Company stronger growth potential. In fiscal 2000, the Company added 68 salons operating under the Supercuts name in the United Kingdom. Revenues from the International salon operations were $101.0 million, or 7.7 percent of the Company's total revenues, in fiscal 2001. The Company expects to build approximately ten salons in fiscal 2002.

NEW SALON DEVELOPMENT

The table on the following pages sets forth the number of system-wide salons (company-owned and franchised) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

                             SALON LOCATION SUMMARY

                                               1997   1998   1999   2000    2001
                                               ----   ----   ----   ----    ----
REGIS SALONS
   Open at beginning of period                  821    835    844    905     912
   Salons constructed                            28     33     41     52      43
   Acquired                                      18     15     63     14      65
   Less relocations                              10     15     20     29      17
                                               ----   ----   ----   ----    ----
      Net salon openings                         36     33     84     37      91
   Conversions                                  ( 4)                  (3)     (1)
   Salons closed or sold                        (18)   (24)   (23)   (27)    (21)
                                               ----   ----   ----   ----    ----

   Open at end of period                        835    844    905    912     981
                                               ====   ====   ====   ====    ====


MASTERCUTS
   Open at beginning of period                  327    362    412    460     502
   Salons constructed                            36     50     47     44      33
   Acquired                                       2      8     13      7       2
   Less relocations                               3      4      7      5      10
                                               ----   ----   ----   ----    ----
      Net salon openings                         35     54     53     46      25
   Conversions                                    3                    1       1
   Salon closed or sold                          (3)    (4)    (5)    (5)     (5)
                                               ----   ----   ----   ----    ----


   Open at end of period                        362    412    460    502     523
                                               ====   ====   ====   ====    ====




TRADE SECRET Company-owned Salons:
   Open at beginning of period                  219    302    340    432     460
   Salons constructed                            56     32     44     49      39
   Acquired                                      11     14     64     13       3
   Less relocations                               4      4      9      8       7
                                               ----   ----   ----   ----    ----

      Net salon openings                         63     42     99     54      35
   Conversions (1)                               24      2     (7)     1      (2)
   Salon closed or sold                          (4)    (6)          (27)    (15)
                                               ----   ----   ----   ----    ----


   Open at end of period                        302    340    432    460     478
                                               ====   ====   ====   ====    ====

Franchised Salons:
   Open at beginning of period                   55     38     34     27      26
   Salons added                                   6
   Acquired
   Less relocations
                                               ----   ----   ----   ----    ----

      Net salon openings                          6
   Conversions (1)                              (23)    (2)    (7)
   Salon closed or sold                                 (2)           (1)     (1)
                                               ----   ----   ----   ----    ----

   Open at end of period                         38     34     27     26      25
                                               ====   ====   ====   ====    ====

                                               1997   1998   1999   2000    2001
                                               ----   ----   ----   ----    ----
WAL-MART:  SMARTSTYLE/COST CUTTERS
Company-owned Salons:
   Open at beginning of period                  168    198    293    386     547
   Salons constructed                            30     48     96    126     152
   Acquired                                             47            43      38
   Less relocations                                             3      5       4
                                              -----  -----  -----  -----   -----
      Net salon openings                         30     95     93     64     186
   Conversions (1)                                                            (9)
   Salon closed or sold                                               (3)     (2)
                                              -----  -----  -----  -----   -----

   Open at end of period                        198    293    386    547     722
                                              =====  =====  =====  =====   =====

Franchised Salons:
   Open at beginning of period                   81    117    136    158     148
   Salons constructed                            36     19     22     33      39
   Acquired                                                                    2
   Less relocations                                                            1
                                              -----  -----  -----  -----   -----

      Net salon openings                         36     19     22     33      40
   Conversions (1)                                                   (43)      9
   Salon closed or sold                                                       (3)
                                              -----  -----  -----  -----   -----
      Open at end of period                     117    136    158    148     194
                                              =====  =====  =====  =====   =====


STRIP CENTERS Company-owned Salons:
   Open at beginning of period                  516    423    500    667     982
   Salons constructed                             6      7     60     83     114
   Acquired                                             47    143    276     341
   Less relocations                                             3      3       8
                                              -----  -----  -----  -----   -----
      Net salon openings                          6     54    200    356     447
   Conversions (1)                              (61)    38    (25)     3     (13)
   Salon closed or sold                         (38)   (15)    (8)   (44)    (33)
                                              -----  -----  -----  -----   -----

   Open at end of period                        423    500    667    982   1,383
                                              =====  =====  =====  =====   =====

Franchised Salons:
   Open at beginning of period                1,328  1,566  1,579  1,615   1,740
   Salons constructed                            91     96    106    164     131
   Acquired                                     104     30           147     184
   Less relocations                                      3      4     12      10
                                              -----  -----  -----  -----   -----
      Net salon openings                        195    123    102    299     305
   Conversions (1)                               61    (38)    (2)  (135)     15
   Salon closed or sold                         (18)   (72)   (64)   (39)    (49)
                                              -----  -----  -----  -----   -----

   Open at end of period                      1,566  1,579  1,615  1,740   2,011
                                              =====  =====  =====  =====   =====


INTERNATIONAL (2)
   Open at beginning of period                  454    481    460    372     352
   Salons constructed                            38     27     12     17      35
   Acquired                                       3             1              3
   Less relocations
                                              -----  -----  -----  -----   -----
      Net salon openings                         41     27     13     17      38
   Conversions                                                                (3)
   Salons closed or sold                        (14)   (48)  (101)   (37)    (23)
                                              -----  -----  -----  -----   -----

   Open at end of period                        481    460    372    352     364
                                              =====  =====  =====  =====   =====

Grand total, system-wide                      4,322  4,598  5,022  5,669   6,681
                                              =====  =====  =====  =====   =====

----------

(1)  Represents primarily the acquisition of franchise locations.

(2) Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret divisions and not included in the International salon totals.

Of the 416 new company-owned salons constructed in fiscal 2001, 43 were Regis Salons, 114 were Strip Center, 33 were MasterCuts, 39 were Trade Secret, 152 were SmartStyle and 35 were International salons. The Company intends to construct approximately 410 new company-owned salons during fiscal 2002. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals. A total of 140 salons were remodeled in fiscal 2001, and the Company anticipates completing approximately 150 projects in fiscal 2002.

RETAIL PRODUCTS

The Company continues to place emphasis on the sales of higher-margin hair care products, with the result that such revenues have become an increasingly important part of the Company's business, having grown from 5.4 percent of total company-owned revenues in fiscal 1987 to 28.8 percent in fiscal 2001. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988, the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The hair care products offered are primarily shampoos, hair conditioners and styling and finishing products. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

SITE SELECTION

STRIP CENTER LOCATIONS. There are more than 40,000 strip shopping centers in the United States which provide the Company with vast growth opportunity for new strip center salons. In evaluating specific locations for its non-mall brands for both company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allow customers adequate parking and quick and easy store access. The Company believes neighborhood shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide access to a stable customer flow. Customers of these types of shopping centers are destination shoppers and, as a result, the Company's non-mall salons are not dependent upon expensive regional shopping mall locations. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, visibility, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

MALL LOCATIONS. The Company is the largest shopping mall tenant which operates hair care salons in the United States and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. Mall owners and developers typically seek retailers such as Regis due to the Company's financial strength, successful salon operations and status as a national mall tenant. In the United States, there are approximately 1,500 enclosed malls which meet the Company's size and performance criteria with six to ten new shopping malls developed each year. Because the Company's different salon concepts target different customer groups depending on the size and location of the shopping malls, more than one of the Company's salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis, MasterCuts and Trade Secret salons, of which the Company has penetrated approximately 70 percent.

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

FRANCHISING PROGRAM

GENERAL

The Company has various franchising programs supporting its 2,230 franchised salons as of June 30, 2001, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts and Haircrafters franchises.

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

To further ensure conformity with all Supercuts and certain other franchises, the Company enters into the lease for the store site directly with the landlord, and subsequently subleases the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 6 of "Notes to Consolidated Financial Statements" for further information.

FRANCHISE TERMS

Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concept. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital.

Supercuts

The majority of existing Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchisee agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. During fiscal 2001, the Company began selling development agreements for new markets which include limited territory protection for the Supercuts brand. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

Cost Cutters, First Choice Haircutters and Magicuts

The majority of existing Cost Cutters' franchise agreements have a 15 year term with a 15 year option to renew, while the majority of First Choice Haircutters' franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts' franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provides limited territorial protection.

FRANCHISE SALES

Franchise expansion will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees who open multiple salons may receive a reduction in initial franchise fees.

FRANCHISEE TRAINING

The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. In addition, the Company provides store managers and stylists with extensive technical training for Supercuts franchises. For further description of the Company's education and training programs, see the "Salon Training Programs" section of this document.

MARKETS AND MARKETING

The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its divisions targeting certain customer types and positioning each concept in the marketplace. Print, radio, television and billboard advertising are developed and supervised at the Company's headquarters, but most advertising is done in the immediate area of the particular salon.

The primary franchise brands maintain separate Advertising Funds (the "Funds"), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system-wide activities. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty.

SALON TRAINING PROGRAMS

The Company has an extensive hands-on training program for its salon managers and hairstylists which emphasizes both technical training in hairstyling and cutting, perming, hair coloring and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive professional and quality service which the Company believes will result in more repeat customers, referrals and product sales.

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

STAFF RECRUITING AND RETENTION

Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company's supervisory team recruits or develops and promotes from within those stylists that display initiative and imagination. The Company has been successful in recruiting capable managers and stylists for a number of reasons. The Company utilizes a broad compensation system including cash incentives, merchandise awards, Company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations, as well as name-recognition from Supercuts and Wal-Mart, and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

The size of the Company's salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, ranges from approximately $40,000 for a new Wal-Mart location to $185,000 for a Regis Salon. Of the total construction costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own construction and design department, and designs and supervises the construction, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company's salons are airy in appearance and have limited partitions. Hair care products offered for sale are prominently and attractively displayed in the salons.

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

COMPETITION

The hair care industry is highly competitive. In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition within malls from companies which operate salons as departments within department stores and from smaller chains of salons, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

Significant entry barriers exist for new chains due to the need to establish brand identification, systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of difference versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations. The Company believes that because of its established relationships with many leading shopping center developers throughout the country, its status in the hair care industry as a national rather than a local tenant, and its financial resources, it will encounter little difficulty in obtaining sufficient shopping center locations to continue its historical pattern of growth.

TRADEMARKS

The Company holds numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are "Regis Salons", "Supercuts", "MasterCuts", "Trade Secret", "SmartStyle", "Cost Cutters", "Hair Masters", "First Choice Haircutters" and "Magicuts".

The Company believes the use of these trademarks is important in establishing and maintaining its reputation as a national operator of high quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use.

EMPLOYEES

As of June 30, 2001, the Company had 41,000 full- and part-time employees worldwide, of which approximately 36,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are good.

COMMUNITY INVOLVEMENT

Many of the Company's stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis on Mother's Day to help fund breast cancer research, education, screening and treatment. To date, the Company has raised more than $3 million in fundraising for breast cancer research.

GOVERNMENTAL REGULATIONS

The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its cosmetology business, including health and safety.

In the U.S., the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the "FTC Rule") and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.

In Canada, the Company's franchise operations are subject to both the Alberta Franchise Act and the Ontario Franchise Act. The offering of franchises in Canada occurs by way of a disclosure document, which contains certain disclosures required by the Ontario and Alberta Franchise Acts. Both the Ontario and Alberta Franchise Acts primarily focus on disclosure requirements, although each requires certain relationship requirements such as a duty of fair dealing and the right of franchisees to associate and organize with other franchisees.

The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Item 1a.  Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included on pages 3 and 4 of the Registrant's Proxy Statement dated September 21, 2001, and is incorporated herein by reference.

Information relating to Executive Officers of the Company follows:

       Name                  Age                             Position
-------------------          ---       ------------------------------------------------------------
Myron Kunin                  72        Chairman of the Board of Directors

Paul D. Finkelstein          59        President, Chief Executive Officer and Director

Christopher A. Fox           51        Executive Vice President, Real Estate and Director

Randy L. Pearce              46        Executive Vice President, Chief Financial and Administrative
                                       Officer

Mary Andert                  46        Executive Vice President, Merchandising and Marketing

Bruce Johnson                48        Senior Vice President, Design and Construction

Mark Kartarik                45        Senior Vice President, President, Supercuts Inc.

Gordon Nelson                50        Senior Vice President, Fashion and Education

Bert M. Gross                71        Senior Vice President, General Counsel and Secretary

Raymond Duke                 50        Senior Vice President, International Managing Director, Europe

Sharon Kiker                 56        Chief Operating Officer, Regis Salons

Kris Bergly                  40        Chief Operating Officer, Style America and Hair Masters

Robert Ribnick               40        Chief Operating Officer, MasterCuts Family Haircutters

Vicki Langan                 45        Chief Operating Officer, Supercuts, Inc.

Norma Knudsen                43        Chief Operating Officer, Trade Secret

C. John Briggs               57        Chief Operating Officer, SmartStyle Family Hair Salons

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

Mark Kartarik has served as Senior Vice President of the Company since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and served as Chief Operating Officer of Supercuts, Inc. from 1997 to April 2001.

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

Robert Ribnick was elected Chief Operating Officer, MasterCuts Family Haircutters in April 1998 and has served as Vice President, Salon Operations from 1993 to 1998.

Vicki Langan was elected Chief Operating Officer, Supercuts in April 2001 and has served as Vice President, Supercuts Operations since November 1997.

Norma Knudsen was elected Chief Operating Officer, Trade Secret in February 1999 and has served as Vice President, Trade Secret Operations since 1995.

C. John Briggs was elected Chief Operating Officer, SmartStyle Family Hair Salons in March 1999, and has served as Vice President, Regis Operations since 1988.

Item 2.   Properties

The Company's corporate executive and administrative offices are headquartered in a 170,000 square foot three building complex in Edina, Minnesota owned by the Company. As of June 30, 2001, the Company utilizes 133,000 square feet of the available office space and leases the remaining 37,000 square feet to several tenants. Should the Company require additional office space in the future, the Company could remove or relocate existing tenants at the end of their lease term in order to provide additional administrative office space for its own purposes.

The Company also leases warehouse space in Eden Prairie, Minnesota for storing and distributing inventories and a supplemental facility which supports the primary Eden Prairie facility. The Company completed construction of a new distribution center in Chattanooga, Tennessee during fiscal 1998 and expanded the facility in fiscal 2001. The Chattanooga facility currently utilizes the maximum amount of space available, 250,000 square feet. During fiscal year 2001, the Company completed the construction and development of a new 210,000 square foot distribution center in Salt Lake City, Utah. This facility is leased and may be expanded to 290,000 square feet to accommodate future growth.

The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations which opened in regional malls during the past five years are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart stores and supercenters have leases with original terms of at least five years, generally with an option to renew for an additional five years. Salons in Canadian or U.K. department stores operate under license agreements while freestanding or shopping center locations in those countries have real property leases comparable to the Company's domestic locations.

The Company also leases the premises in which certain franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All additional lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sub-lease arrangements with the Company, negotiate and enter into leases on their own behalf.

None of the Company's salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 of "Notes to Consolidated Financial Statements".

Item 3.   Legal Proceedings

The company is a defendant in various lawsuits and claims arising out of the normal course of business. In the opinion of company counsel, uncertainty exists with respect to the outcome of this litigation; therefore, the effect on future financial results is not subject to reasonable estimation. While ultimate liabilities resulting from such lawsuits and claims may be significant to results of operations in the period recognized, management does not anticipate they will have a material adverse effect on the consolidated financial position or liquidity of the company.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 24, 2000, at the annual meeting of the shareholders of the Company, votes on the elections of the Company's directors and a proposal to approve the Company's 2000 Stock Option Plan took place with the following results:

1.  Election of Directors:

                                                   FOR           WITHHOLD AUTHORITY
                                                ----------       ------------------
   Rolf F. Bjelland                             34,543,715              849,276
   Paul D. Finkelstein                          34,543,757              849,234
   Christopher A. Fox                           34,490,209              902,782
   Thomas L. Gregory                            34,488,410              904,581
   Van Zandt Hawn                               34,543,722              849,269
   Susan Hoyt                                   34,543,077              849,914
   David B. Kunin                               34,541,429              851,562
   Myron Kunin                                  34,542,507              850,484


2.      To approve the Company's 2000 Stock Option Plan:

        For             16,882,423
        Against         11,132,312
        Abstain            288,269

                                     PART II

   Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

   Data relating to Market Stock Data Information and dividends as set forth in the sections included on page 39 of the Registrant's 2001 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

   As of June 30, 2001, Regis shares were owned by approximately 14,300 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

   Item 6.   Selected Financial Data

   Five-Year Summary of Selected Financial Data which is included on page 18 of the Registrant's 2001 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


   Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 19 to 22 of the Registrant's 2001 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

   As of June 30, 2001, the Company had $142.1 million of total floating rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from one to five years with settlement on a quarterly basis. As of June 30, 2001, the Company has entered into interest rate swaps agreements covering $55.0 million of the floating rate debt above. The Company has accounted for the above in accordance with FAS 133, which is described in
   Note 5 of the Registrant's 2001 Annual Report to Shareholders.

   Item 8.   Financial Statements and Supplementary Data

   The Report of Independent Accountants on page 40, the Consolidated Financial Statements on pages 23 to 38 and the Quarterly Financial Data on page 39 of the Registrant's 2001 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


   None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

See Part I for information regarding Directors and Executive Officers of the Registrant.

Item 11.  Executive Compensation

Executive compensation included on pages 6 through 8 of the Registrant's Proxy Statement dated September 21, 2001, is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management on page 12 of the Registrant's Proxy Statement dated September 21, 2001, is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included on page 11 of the Registrant's Proxy Statement dated September 21, 2001, and is incorporated herein by reference.

                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)(1). The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 23 to 38 of the Registrant's 2001 Annual Report to Shareholders, are incorporated by reference in Item 8:

                   Report of Independent Accountants

                   Consolidated Balance Sheet as of June 30, 2001 and 2000

                   Consolidated Statement of Operations for each of the
                      three years in the period ended June 30, 2001

                   Consolidated Statements of Changes in Shareholders' Equity
                      and Comprehensive Income for each of the three years in the period ended June 30, 2001

                   Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 2001

                   Notes to Consolidated Financial Statements

        (2). The financial statement schedule required to be filed by Item 8 of this Form is as follows:

                          Report of Independent Accountants on Financial
                          Statement

                          Schedule

                          Schedule II -- Valuation and Qualifying Accounts as of June 30, 2001, 2000 and 1999.

                      All other schedules are inapplicable to the Registrant, or equivalent information has been included in the consolidated financial statements or the notes thereto, and have therefore been excluded.

        (3).   Listing of Exhibits:

Exhibit Number
--------------

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

10(h) Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company's Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(i) Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company's Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(j) Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company's Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(k) Term Note A Agreement between the registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company's Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996)

10(l) Series D Senior Note drawn from Private Shelf Agreement dated as of December 13, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(w) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(m) Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(n) Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o) Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company's Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(p) Private Shelf Agreement dated as of December 19, 1997 between the registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(q) Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(r) Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company's Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(s) Series G Senior Note dated as of July 10, 1998 between the registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company's Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(t) Term Note C Agreement between the registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company's Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(u) Term Note H-1 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
       Exhibit 10(oo) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(v) Term Note H-2 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
       Exhibit 10(pp) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(w) Term Note H-3 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
       Exhibit 10(qq) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(x) Term Note H-4 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to
       Exhibit 10(rr) of the Company's Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(y) Revolving Credit Agreement dated August 2, 1999 between the registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K dated September 17, 1999, for the year ended June 30, 1999).

10(z) Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)

10(aa) Term Note I-1 agreement between the registrant and Prudential Insurance
       Company of America dated October 3, 2000.

13     Selected pages of the 2001 Annual Report to Shareholders

23     Consent of PricewaterhouseCoopers LLP


      (b)      Reports on Form 8-K.

      The following reports on Form 8-K were filed during the three months ended June 30, 2001:

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By  /s/ Paul D. Finkelstein
   -----------------------------------------------------------------------
   Paul D. Finkelstein, President and Chief Executive Officer

By  /s/ Randy L. Pearce
   -----------------------------------------------------------------------
   Randy L. Pearce, Executive Vice President, Chief Financial
   and Administrative Officer (Principal Financial and Accounting Officer)

DATE: September 12, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Myron Kunin                            Date: September 12, 2001
-------------------------------                   ------------------
Myron Kunin, Chairman of the
Board of Directors

 /s/ Paul D. Finkelstein                    Date: September 12, 2001
-------------------------------                   ------------------
Paul D. Finkelstein, Director

 /s/ Christopher A. Fox                     Date: September 12, 2001
-------------------------------                   ------------------
Christopher A. Fox, Director

 /s/ David B. Kunin                         Date: September 12, 2001
-------------------------------                   ------------------
David B. Kunin, Director

 /s/ Rolf Bjelland                          Date: September 12, 2001
-------------------------------                   ------------------
Rolf Bjelland, Director

 /s/ Van Zandt Hawn                         Date: September 12, 2001
-------------------------------                   ------------------
Van Zandt Hawn, Director

 /s/ Susan S. Hoyt                          Date: September 12, 2001
-------------------------------                   ------------------
Susan S. Hoyt, Director

 /s/Thomas L. Gregory                       Date: September 12, 2001
-------------------------------                   ------------------
Thomas L. Gregory, Director

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 28, 2001 appearing in the 2001 Annual Report to Shareholders of Regis Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 28, 2001

                                REGIS CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                       as of June 30, 2001, 2000 and 1999
                             (dollars in thousands)

    Column A                              Column B                           Column C             Column D              Column E
    -----------                           ----------               ---------------------------   ----------            ----------
                                          Balance at               Charged to                                          Balance at
                                          beginning                 costs and     Charged to                             end of
    Description                           of period                 expenses    Other Accounts   Deductions              period
    -----------                           ----------               ----------   --------------   ----------            ----------
    JUNE 30, 2001:

    Valuation Account, Allowance
    for doubtful accounts                   $710                      $807         $373(1)        $277(2)                $1,613

    JUNE 30, 2000:

    Valuation Account, Allowance
    for doubtful accounts                   $246                                   $504(1)         $40(2)                  $710

    JUNE 30, 1999:

    Valuation Account, Allowance
    for doubtful accounts                   $678                       $35                        $467(2)                  $246


    Notes:

    (1) Related to the acquisition of franchise receivables.

    (2) Represents primarily the write off of uncollectible receivables.