Form 10-Q
period 2001-09-30
REGIS CORP
filed 2001-11-09
CIK 716643

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                              --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from____________________ to___________________

                              --------------------

                          Commission file number 011230
                                                 ------

                                Regis Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                               41-0749934
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

 7201 Metro Boulevard, Edina, Minnesota                             55439
----------------------------------------                         ----------
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

Yes   X     No
   -------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2001:

Common Stock, $.05 par value                                  41,973,933
----------------------------                              -----------------
         Class                                             Number of Shares


================================================================================

                                REGIS CORPORATION

                                      INDEX

Part I.         Financial Information                                                   Page Nos.
                ---------------------                                                   ---------
                Item 1.     Consolidated Financial Statements:

                            Balance Sheet as of September 30, 2001
                            and June 30, 2001                                               3

                            Statement of Operations for the three
                            months ended September 30, 2001 and 2000                        4

                            Statement of Cash Flows for the three
                            months ended September 30, 2001 and 2000                        5

                            Notes to Consolidated Financial Statements                    6-12

                            Review Report of Independent Accountants                       13

                Item 2.     Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                 14-21

                Item 3.     Quantitative and Qualitative Disclosures about
                            Market Risk                                                    22

Part II.        Other Information

                Item 4.     Submission of Matters to a Vote of Security Holders            23

                Item 6.     Exhibits and Reports on Form 8-K                               23

                Signature                                                                  24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                                REGIS CORPORATION
                           CONSOLIDATED BALANCE SHEET
                   AS OF SEPTEMBER 30, 2001 AND JUNE 30, 2001
           (DOLLARS IN THOUSANDS, EXCEPT PAR VALUE AND SHARE AMOUNTS)


                                                                      (UNAUDITED)
                                                                   SEPTEMBER 30, 2001             JUNE 30, 2001
                                                                   ------------------            --------------
ASSETS
Current assets:
  Cash                                                                 $  34,257                   $  24,658
  Receivables, net                                                        20,888                      18,861
  Inventories                                                            111,554                     110,247
  Deferred income taxes                                                    9,419                      10,087
  Other current assets                                                     4,491                       8,794
                                                                       ---------                   ---------

        Total current assets                                             180,609                     172,647

Property and equipment, net                                              308,990                     300,990
Goodwill                                                                 251,811                     236,117
Other assets                                                              32,256                      26,751
                                                                       ---------                   ---------

          Total assets                                                 $ 773,666                   $ 736,505
                                                                       =========                   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Long-term debt, current portion                                      $   6,047                   $   5,438
  Accounts payable                                                        43,126                      37,689
  Accrued expenses                                                        67,614                      68,788
                                                                       ---------                   ---------

        Total current liabilities                                        116,787                     111,915

Long-term debt                                                           267,226                     256,120
Other noncurrent liabilities                                              33,998                      28,969

Shareholders' equity:
  Common stock, $.05 par value;
      issued and outstanding 41,927,458 and 41,726,787
      common shares at September 30, 2001 and
      June 30, 2001, respectively                                          2,096                       2,087
  Additional paid-in capital                                             169,602                     165,489
  Accumulated other comprehensive loss                                    (6,891)                     (4,815)
  Retained earnings                                                      190,848                     176,740
                                                                       ---------                   ---------

        Total shareholders' equity                                       355,655                     339,501
                                                                       ---------                   ---------

         Total liabilities and shareholders' equity                    $ 773,666                   $ 736,505
                                                                       =========                   =========


               The accompanying notes are an integral part of the
                  unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                       2001                2000
                                                                     --------           --------
      Revenues:
        Company-owned salons:
          Service                                                    $233,619           $209,896
          Product                                                     100,572             87,408
                                                                     --------           --------
                                                                      334,191            297,304
       Franchise revenues:
          Royalties and fees                                           10,177              9,478
          Product sales                                                 5,300              3,972
                                                                     --------           --------
                                                                       15,477             13,450
                                                                     --------           --------

                                                                      349,668            310,754
      Operating expenses:
        Company-owned salons:
          Cost of service                                             132,592            120,163
          Cost of product                                              53,260             47,309
          Direct salon                                                 31,186             26,072
          Rent                                                         47,180             41,337
          Depreciation                                                 11,307              9,834
                                                                     --------           --------
                                                                      275,525            244,715

        Selling, general and administrative                            37,641             32,280
        Depreciation and amortization                                   2,429              5,063
        Other                                                           3,921              2,935
                                                                     --------           --------

            Total operating expenses                                  319,516            284,993
                                                                     --------           --------

            Operating income                                           30,152             25,761

      Other income (expense):
        Interest                                                       (4,782)            (5,095)
        Other, net                                                         75                350
                                                                     --------           --------

            Income before income taxes                                 25,445             21,016

      Income taxes                                                    (10,089)            (8,301)
                                                                     --------           --------

              Net income                                             $ 15,356           $ 12,715
                                                                     ========           ========

      Net income per share:
       Basic                                                         $    .37           $    .31
                                                                     ========           ========
       Diluted                                                       $    .36           $    .31
                                                                     ========           ========

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 2 for pro forma amounts.

               The accompanying notes are an integral part of the
                  unaudited Consolidated Financial Statements.

                                REGIS CORPORATION
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                             (DOLLARS IN THOUSANDS)

                                                                    2001                    2000
                                                                 ---------               ---------
Cash flows from operating activities:
   Net income                                                    $  15,356                $ 12,715
   Adjustments to reconcile net income to net cash
         provided by operating activities:
      Depreciation                                                  13,423                  11,626
      Amortization                                                     496                   3,350
      Deferred income taxes                                          1,021                   1,528
      Other                                                           (200)                    379

    Changes in operating assets and liabilities:
      Receivables                                                    1,486                  (1,305)
      Inventories                                                     (423)                 (7,856)
      Other current assets                                           3,159                   4,433
      Other assets                                                     594                  (2,456)
      Accounts payable                                               2,046                   3,456
      Accrued expenses                                                 481                     254
      Other noncurrent liabilities                                  (1,196)                  1,905
                                                                 ---------               ---------
         Net cash provided by operating activities                  36,243                  28,029
                                                                 ---------               ---------

Cash flows from investing activities:
   Capital expenditures                                            (19,634)                (20,519)
   Proceeds from sale of assets                                        192                       3
   Purchases of salon net assets, net of cash acquired             (16,891)                (19,799)
                                                                 ---------               ---------
         Net cash used in investing activities                     (36,333)                (40,315)
                                                                 ---------               ---------

Cash flows from financing activities:
   Borrowings on revolving credit facilities                        82,200                  78,300
   Payments on revolving credit facilities                         (70,500)                (60,500)
   Repayment of long-term debt                                        (730)                   (833)
   (Decrease) increase in negative book cash balances                 (323)                  4,820
   Dividends paid                                                   (1,249)                 (1,224)
   Proceeds from issuance of common stock                              433                     411
                                                                 ---------               ---------
         Net cash provided by financing activities                   9,831                  20,974
                                                                 ---------               ---------

Effect of exchange rate changes on cash                               (142)                   (457)
                                                                 ---------               ---------

Increase in cash                                                     9,599                   8,231

Cash:
   Beginning of period                                              24,658                  14,888
                                                                 ---------               ---------
   End of period                                                 $  34,257               $  23,119
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

                                REGIS CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL
     STATEMENTS:

     The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2001 and for the three months ended September 30, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2001 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

     The year-end consolidated balance sheet data was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company's Consolidated Financial Statements for the year ended June 30, 2001.

     With respect to the unaudited financial information of the Company for the three-month periods ended September 30, 2001 and 2000, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 22, 2001 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of
     Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

     COST OF PRODUCT SALES:

     On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

     GOODWILL:

     Prior to July 1, 2001, goodwill recorded in connection with the fiscal 1989 purchase of the publicly held minority interest in the Company, and acquisitions of business operations in which the Company had not previously been involved, was amortized on a straight-line basis over 40 years. Goodwill recorded in connection with acquisitions which expand the Company's existing business activities (acquisitions of salon sites) was amortized on a straight-line basis, generally over 20 years. Effective July 1, 2001, the Company ceased all amortization of goodwill balances (see Note
     2). Goodwill is tested annually or at the time of a triggering event for impairment.

2.   NEW ACCOUNTING PRONOUNCEMENTS:

     Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, "Goodwill and Other Intangible Assets." This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of the change in accounting during the three-month period ended September 30, 2001 was to increase net income by approximately $2.3 million, or $0.05 per share. The pro forma amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the new method of accounting had been in effect in the prior period.

                                                  FOR THE QUARTER ENDED SEPTEMBER 30,
                                                        2001              2000
                                                     ----------         ---------
                                                                  (Pro Forma Amounts)
        NET INCOME (Dollars in thousands)
        Reported net income                         $   15,356         $  12,715
        Goodwill amortization (net of tax effect)                          2,053
                                                    ----------         ---------

        Adjusted net income                         $   15,356         $  14,768
                                                    ==========         =========

        BASIC EARNINGS PER SHARE
        Reported basic earnings per share           $      .37        $      .31
        Goodwill amortization (net of tax effect)                            .05
                                                    ----------         ---------
        Pro forma basic earnings per share          $      .37        $      .36
                                                    ==========        ==========

        DILUTED EARNINGS PER SHARE
        Reported diluted earnings per share          $     .36         $     .31
        Goodwill amortization (net of tax effect)                            .05
                                                    ----------         ---------
        Pro forma diluted earnings per share        $      .36         $     .36
                                                    ==========         =========

        On July 1, 2001, goodwill was tested for impairment in accordance with the provisions of the new standard. No amounts were impaired at that time. In addition, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company's intangible assets, which are included in other assets in the Consolidated Balance Sheet, as of September 30, 2001 (Dollars in thousands):

        Amortized intangible assets:
           Franchise agreements                   $     8,293
           Non-compete agreements                       5,496
           Trade names                                  6,753
           Other                                        2,278
                                                  -----------
                                                       22,820
        Accumulated amortization                       (6,573)
                                                  -----------
                                                  $    16,247
                                                  ===========

     The intangible assets subject to amortization are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 30 years). Total amortization expense during the three month period ended September 30, 2001 and 2000 was approximately $290,000 and $207,000, respectively. As of September 30, 2001, future estimated amortization expense related to intangible assets being amortized will be (Dollars in thousands):

          FISCAL YEAR
          -----------
          Remainder 2002                                   $1,142
               2003                                         1,449
               2004                                         1,152
               2005                                           948
               2006                                           885
               2007                                           870

     Effective July 1, 2001, the Company also adopted the provisions of FAS No. 141, "Business Combinations." The initial adoption of this statement did not have a material impact on the Consolidated Statement of Operations.

     The Financial Accounting Standards Board ("FASB") recently issued FAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

     The FASB recently issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Earlier application is encouraged. The Company believes the adoption of this Statement will not have a material impact on its financial condition or results of operations.

3.   DERIVATIVE INSTRUMENTS:

     In the normal course of business, the Company is exposed to changes in interest rates and foreign currency rates. In addition, the Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation.

     At September 30, 2001, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 5.06 percent to 7.2 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 2.6 percent to 3.8 percent during the first quarter of fiscal 2002) on $25 million, $30 million and $11.8 million notional amount of indebtedness through April 2003, June 2003 and June 2005, respectively. During the current quarter, no hedge ineffectiveness occurred. The net loss recorded in other comprehensive income, net of tax, was $958,000 and $298,000 at September 30, 2001 and 2000, respectively.

     During the quarter, the Company entered into a cross-currency swap, with a notional amount of $21.8 million, to hedge its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedges approximately 18 percent of the Company's net investments in foreign operations. For the quarter ended September 30, 2001, $297,000, net of tax, of net losses related to this derivative was included in the cumulative translation adjustment.

4.   COMPREHENSIVE INCOME:

     Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS 133, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation exposure that is charged or credited to the cumulative translation account within shareholders' equity. Comprehensive income for the three months ended September 30, 2001 and 2000 were as follows:

                                                        FOR THE THREE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                        --------------------------
                                                          (Dollars in thousands)
                                                          2001             2000
                                                       --------          --------
Net income                                             $ 15,356          $ 12,715
Other comprehensive income:
    Transition adjustment relating to the
        adoption of FAS 133, net of taxes                                    (160)
    Changes in fair market value of financial
        instruments designated as hedges of
        interest rate exposure, net of taxes               (958)             (298)
    Change in cumulative foreign currency translation    (1,118)             (778)
                                                       --------          --------

Total comprehensive income                             $ 13,280          $ 11,479
                                                       ========          ========

5.   NET INCOME PER SHARE:

     Stock options with exercise prices greater than the average market value of the Company's common stock were excluded from the computation of diluted earnings per share for the quarter ended September 30, 2001 and 2000 as they are considered to be anti-dilutive. The number of excluded stock options were approximately 832,650 and 3,204,309, respectively, in the first quarter of fiscal 2002 and 2001.

     The following provides information related to the weighted average common shares used in the calculation of the Company's basic and diluted EPS:

                                                                   FOR THE THREE MONTHS ENDED
                                                                          SEPTEMBER 30,
                                                                      2001             2000
                                                                  -----------      ----------
Weighted average shares for basic earnings per share               41,740,812      40,720,731
Effect of dilutive securities:
   Dilutive effect of stock options                                 1,142,955         605,560
   Contingent shares issuable under contingent stock agreements        22,722         139,028
                                                                  -----------      ----------
Weighted average shares for diluted earnings per share             42,906,489      41,465,319
                                                                  ===========      ==========

6.   TRANSACTION AND RESTRUCTURING LIABILITIES:

     As of June 30, 2001, the Company's transaction and restructuring liabilities related to acquisitions totaled approximately $1,056,000. During the first quarter of fiscal 2002, such liabilities were reduced by cash payments of $186,000 and increased by $39,000 related to translation rates, resulting in balance of $909,000 at September 30, 2001. This remaining amount will be satisfied through periodic contractual payments by the end of fiscal 2002.

7.   SEGMENT INFORMATION:

     Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's operating segments have been aggregated into two reportable segments: domestic salons and international salons. The Company operates or franchises 6,398 domestic salons in the United States and Canada located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company's International segment represents 886 salons, including 517 franchised salons, operating in malls, leading department stores, mass merchants and high-street locations.

     Summarized financial information of the Company's reportable segments for the three months ended September 30, 2001 and 2000, respectively, is shown in the following table.

                                             FOR THE THREE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             --------------------------
                                               (Dollars in thousands)

                                                2001             2000
                                             ---------         --------
Total revenues:
  Domestic                                   $ 326,062         $287,202
  International                                 23,606           23,552
                                             ---------         --------
           Total                             $ 349,668         $310,754
                                             =========         ========

Salon contribution (including franchise
  product costs):
  Domestic                                    $ 66,664        $  60,378
  International                                  3,558            2,726
                                             ---------         --------
          Total                              $  70,222        $  63,104
                                             =========        =========

8.   ACQUISITIONS:

     During the three month period ended September 30, 2001 and 2000, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

     Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:

                                                                THREE MONTHS
                                                             ENDED SEPTEMBER 30,
                                                           ----------------------
                                                           (Dollars in thousands)

                                                             2001           2000
                                                           -------         -------
Costs in excess of net tangible and
    identifiable intangible assets acquired                $16,254         $17,125
                                                           =======         =======

Components of aggregate purchase price
    Cash                                                   $16,891         $19,799
    Stock                                                    3,554
    Current and noncurrent payables assumed                  5,158             494
                                                           -------         -------
                                                           $25,603         $20,293
                                                           =======         =======


     With respect to a September 2001 purchase of 523 salons in the International division, the Company is currently in the process of allocating the purchase price to the identifiable intangible assets, and goodwill. Identifiable intangible assets acquired primarily consist of acquired trade names and franchise rights. Based upon the preliminary purchase price allocation, the change in the carrying amount of the goodwill for the three months ended September 30, 2001 is as follows (Dollars in thousands):

                                                                  Domestic      International
                                                                  --------      -------------
        Balance as of June 30, 2001                               $230,716         $ 5,401
        Goodwill acquired                                            3,756          12,498
        Translation rate adjustments and other                        (783)            223
                                                                  --------         -------
        Balance as of September 30, 2001                          $233,689         $18,122
                                                                  ========         =======


     Generally, the goodwill recognized in the domestic transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international transactions is non-deductible for tax purposes.

                    REVIEW REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 2001, and the related consolidated statements of operations and of cash flows for the three month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations, of changes in shareholders' equity and of cash flows for the year then ended (not presented herein), and in our report dated August 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2001, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.






PRICEWATERHOUSECOOPERS LLP


Minneapolis, Minnesota
October 22, 2001

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     SUMMARY

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world's largest owner, operator, franchisor and acquirer of hair and retail product salons. The Regis worldwide operations include 7,284 salons at September 30, 2001 operating in two segments: domestic and international. Each of the Company's operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company's domestic segment includes 6,398 salons operating primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company's international operations include 886 salons located primarily in the United Kingdom and France. The Company has 41,000 employees worldwide.

First quarter fiscal 2002 revenues grew to a record $349.7 million, including franchise revenues of $15.5 million, a 12.5 percent increase over fiscal 2001 first quarter total revenues of $310.8 million.

Operating income in first quarter of fiscal 2002 increased to $30.2 million, a
17.0 percent increase over operating income of $25.8 million in the comparable fiscal 2001 period.

Net income in the first quarter of fiscal 2002 increased to a record $15.4 million, or $.36 per diluted share, a net income and earnings per share increase of 20.8 and 16.1 percent, respectively, from first quarter fiscal 2001 net income of $12.7 million, or $.31 per diluted share.

The Company completed the implementation of the new accounting standard associated with the discontinuance of amortization of goodwill, effective July 1, 2001, as discussed in Note 2 to the Consolidated Financial Statements.

                              RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain information derived from the Company's Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

                                                                         FOR THE THREE MONTHS
                                                                          ENDED SEPTEMBER 30,
                                                                         2001            2000
                                                                        ------          ------
       Company-owned service revenues (1)                                69.9%           70.6%
       Company-owned product revenues (1)                                30.1            29.4

       Franchise revenues:
           Royalties and fees                                             2.9             3.0
           Product sales                                                  1.5             1.3

       Company-owned operations:
              Profit margins on service (2)                              43.2            42.8
              Profit margins on product (3)                              47.0            45.9
              Direct salon (1)                                            9.3             8.8
              Rent (1)                                                   14.1            13.9
              Depreciation (1)                                            3.4             3.3

                  Direct salon contribution (1)                          17.6            17.7

       Selling, general and administrative                               10.8            10.4
       Depreciation and amortization (4)                                  0.7             1.6

       Operating income                                                   8.6             8.3
       Income before income taxes                                         7.3             6.8
       Net income                                                         4.4             4.1

----------

(1)  Computed as a percent of company-owned revenues

(2)  Computed as a percent of service revenues

(3)  Computed as a percent of product revenues

(4) See Note 2 to the financial statements regarding discontinuation of goodwill amortization, effective July 1, 2001, and comparative financial information.

RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter of fiscal 2002 grew to a record $349.7 million, an increase of $38.9 million or 12.5 percent, over the same period in fiscal 2001. Approximately 44 percent of this increase is attributable to salon acquisitions, with the remaining increase primarily due to net salon openings and same-store sales increases.

For the first quarter of fiscal 2002 and 2001, respectively, revenues by division were as follows:

                                                       2001               2000
                                                     --------           --------
                                                       (Dollars in thousands)
Domestic:
  Regis Salons                                       $102,852          $  96,327
  Strip Center Salons (primarily Supercuts
    and Cost Cutters)                                  94,367             78,728
  MasterCuts                                           40,895             38,398
  Trade Secret                                         47,773             45,587
  SmartStyle                                           40,175             28,162
International                                          23,606             23,552
                                                     --------           --------
                                                     $349,668           $310,754
                                                     ========           ========

Included in the table above are franchise revenues of $15,447 and $13,450 for the three months ended September 30, 2001 and 2000, respectively.

During the first quarter of fiscal 2002, same-store sales from all domestic company-owned salons open more than 12 months increased 3.2 percent, compared to an increase of 5.0 percent in fiscal 2001. Same-store sales increases achieved during the first three months of fiscal 2002 and 2001 were driven primarily by a shift in the mix of service sales, increased customer transactions and market based price increases in certain salon divisions. A total of 30.1 million customers were served system-wide in the first three months of fiscal 2002 compared to 28.0 million customers served during the same period of fiscal 2001.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $513.2 million for the first quarter of fiscal 2002, representing an increase of 12.7 percent over the same period last year. System-wide same-store sales increased 3.8 percent and 5.2 percent in the first quarter of fiscal 2002 and 2001, respectively.

SERVICE REVENUES. Service revenues in the first quarter of fiscal 2002 grew to $233.6 million, an increase of $23.7 million or 11.3 percent, over the same period in fiscal 2001. The increase in service revenues is primarily a result of salon acquisitions, accelerated new salon construction and same-store sales growth.

PRODUCT REVENUES. Product revenues in the first quarter of fiscal 2002 grew to $100.6 million, an increase of $13.2 million, or 15.1 percent, over the same period in fiscal 2001. This increase continues a trend of escalating product revenues due to strong product same-store sales growth of 6.7 percent in the first quarter of fiscal 2002, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise and opening additional Trade Secret salons through new construction or acquisitions. Product revenues as a percent of total company-owned revenues increased to 30.1 percent for the first quarter of fiscal 2002 compared to 29.4 percent for the same period a year ago.

FRANCHISE REVENUES. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $15.5 million in the first quarter of fiscal 2002, compared to $13.5 million for the same period of fiscal 2001. The increase in franchise revenues is primarily the result of increased sales of product to franchisee salons.

COST OF REVENUE

The aggregate cost of service and product revenues for company-owned salons in the first quarter of fiscal 2002 was $185.9 million compared to $167.5 million in the same period in fiscal 2001. The resulting combined gross margin percentages for the first quarter of fiscal 2002 improved 70 basis points to
44.4 percent of company-owned revenues compared to 43.7 percent in the same period in fiscal 2001. This overall improvement was due to improvement in service and retail product margins.

Service margins improved to 43.2 percent in the first quarter of fiscal 2002, representing a 40 basis point improvement over service margins of 42.8 percent in the same period of fiscal 2001. The improvement is primarily a result of increased efforts to control payroll and payroll related costs in the Company's International and fixed cost payroll divisions (MasterCuts and Strip Center Salons, including Supercuts).

Product margins improved 110 basis points to 47.0 percent in the first quarter of fiscal 2002 from 45.9 percent in the same period of fiscal 2001. This improvement is the result of a shift in the Company's mix of products sold. Beginning in the latter portion of fiscal 2001, the product mix changed to consist more heavily of products with a higher profit margin. Further, product margins in the first quarter of fiscal 2001 were adversely impacted by retail discounting associated with the introduction of new packaging for several different product lines.

DIRECT SALON

This expense category includes direct costs associated with salon operations such as advertising, promotion, insurance, telephone and utilities. For the first quarter of fiscal 2002, direct salon expense of $31.2 million increased to
9.3 percent of company-owned revenues from 8.8 percent when compared to the same period a year ago. The current year increase of 50 basis points is primarily a result of higher utility and workers' compensation costs.

RENT

Rent expense for the first quarter of fiscal 2002 was $47.2 million or 14.1 percent of company-owned revenues, compared to $41.3 million or 13.9 percent of company-owned revenues in the same period in fiscal 2001. The increase in rent expense as a percentage of company-owned revenues in the first three months of fiscal 2002 is primarily a result of higher common area maintenance costs relative to same-store sales increases.

DEPRECIATION - SALON LEVEL

Depreciation expense at the salon level remained relatively consistent in the first quarter of fiscal 2002 at 3.4 percent of revenues, compared to 3.3. percent in the same period of fiscal 2001.

DIRECT SALON CONTRIBUTION

For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the first quarter of fiscal 2002 to $58.7 million compared to $52.6 million. As a percent of sales, direct salon contribution decreased ten basis points to 17.6 percent of company-owned revenues.

SELLING, GENERAL AND ADMINISTRATIVE

Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $37.6 million, or 10.8 percent of total revenues in the first quarter of fiscal 2002, compared to $32.3 million, or 10.4 percent of total revenues in the same period in fiscal 2001. This 40 basis point increase is primarily due to costs associated with closing the Company's Minneapolis distribution center, as well as the timing of promotional spending for the holiday season. Further, same-store sales increases were lower in the first quarter of fiscal 2002 as compared to the corresponding period of the prior year which contributed to the increase in this fixed cost category as a percent of revenues.

DEPRECIATION AND AMORTIZATION - CORPORATE

Corporate depreciation and amortization decreased to 0.7 percent of total revenues in the first quarter of fiscal 2002, compared to 1.6 percent in the same period in fiscal 2001. This decrease is related to implementation of FAS No. 142 in July 2001, which discontinues the amortization of acquired goodwill, as discussed in Note 2 to the Consolidated Financial Statements.

OPERATING INCOME

Operating income in the first quarter of fiscal 2002 improved to $30.2 million, or 8.6 percent of total revenue, an increase of $4.4 million or 17.0 percent over the same period in fiscal 2001.

INTEREST

Interest expense in the first quarter of fiscal 2002 declined to $4.8 million, representing 1.4 percent of total revenues, compared to $5.1 million, or 1.6 percent of total revenues in the same period in fiscal 2001. Interest expense as a percent of total revenues has decreased due to lower interest rates in fiscal 2002 when compared to the same period a year ago.

INCOME TAXES

The Company's annual effective income tax rate for the first three months of fiscal 2002 was 39.7 percent compared to 39.5 percent in the same period a year ago. Management expects the underlying effective tax rate for all of fiscal 2002 to fall between 39 and 40 percent.

NET INCOME

Net income in the first quarter of fiscal 2002 grew to $15.4 million, or $.36 per diluted share, compared to $12.7 million, or $.31 per diluted share in the same period in fiscal 2001. The increase in earnings per diluted share primarily resulted from sales increases, improved gross margins and the change in accounting for goodwill, partially offset by higher fixed costs.

EFFECTS OF INFLATION

The Company primarily compensates its Regis and International salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company's major expense components) are, with respect to these divisions, variable costs of sales. The Company does not believe inflation, due to its low rate, has had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of its mall-based and strip center salons.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements are discussed in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company's working capital requirements. Net cash provided by operating activities for the first three months of fiscal 2002 increased to $36.2 million compared to $28.0 million during the same period in fiscal 2001. The increase between the two periods is primarily due to a change in working capital.

CAPITAL EXPENDITURES AND ACQUISITIONS

During the first three months of fiscal 2002, the Company had worldwide capital expenditures of $21.3 million, of which $1.7 million related to acquisitions. The Company constructed 90 new corporate salons in the first quarter of fiscal 2002, including 14 new Regis Salons, 12 new MasterCuts salons, 8 new Trade Secret salons, 39 new SmartStyle salons, 11 new Strip Center Salons and 6 new International salons, and completed 40 major remodeling projects. All capital expenditures during the first three months of fiscal 2002 were funded by the Company's operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2002 will include approximately 410 new salons and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $70 to $75 million in fiscal 2002, excluding capital expenditures associated with acquisitions.

During the first quarter of fiscal 2002, the Company had worldwide expenditures of $16.9 million related to the acquisition of 553 salons, including 517 franchised salons.

SALON DEVELOPMENT PROGRAM

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons and businesses.

FINANCING

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

The Company operates in international markets and translates the financial statements of its international subsidiaries to U.S. dollars for financial reporting purposes, and accordingly is subject to fluctuations in currency exchange rates.

DIVIDENDS

During the first three months of fiscal 2002, the Company paid dividends totaling $1.2 million, or $.03 per share. On October 24, 2001, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on November 21, 2001 to shareholders of record on November 7, 2001.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company's Form S-3 Registration Statement filed with the Securities and Exchange Commission on October 25, 2001

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin. To a lesser extent, the Company is also exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries.

As of September 30, 2001, the Company had $152 million of floating and $121 million of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of September 30, 2001, the Company has entered into interest rate swap agreements covering $66.8 million of the floating rate obligations, as discussed in Note 3 to the Consolidated Financial Statements.

The Company has also entered into a cross currency swap with a notional amount of $21.8 million to hedge its foreign currency exposure in certain of its net investments.

Part II - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On October 23, 2001, at the annual meeting of the shareholders of the Company, a vote on the election of the Company's directors took place with the following results:

                                                    FOR             WITHHOLD AUTHORITY
                                                ----------          ------------------
   Rolf F. Bjelland                             35,066,366              1,391,069
   Paul D. Finkelstein                          30,596,823              5,860,612
   Christopher A. Fox                           30,596,951              5,860,484
   Thomas L. Gregory                            34,906,704              1,550,731
   Van Zandt Hawn                               35,066,066              1,391,369
   Susan Hoyt                                   35,066,241              1,391,194
   David B. Kunin                               34,837,644              1,619,791
   Myron Kunin                                  30,814,047              5,643,388

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits:

        Exhibit 15  Letter Re:  Unaudited Interim Financial Information.

    (b) Reports on Form 8-K:

        The following report on Form 8-K was filed during the three months ended September 30, 2001:

        None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       REGIS CORPORATION




Date: November 9, 2001                 By: /s/ Randy L. Pearce
                                           -------------------------------------
                                               Randy L. Pearce
                                               Executive Vice President
                                               Chief Financial and
                                               Administrative Officer

                                               Signing on behalf of the
                                               registrant and as principal
                                               accounting officer