Form 10-Q
period 2001-12-31
REGIS CORP
filed 2002-02-05
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

(952)947-7777
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2002:

Common Stock, $.05 par value	42,257,838
Class	Number of Shares

REGIS CORPORATION

INDEX

Part I	Financial Information		Page Nos.

	Item 1.	Consolidated Financial Statements:

		Balance Sheet as of December 31, 2001 and June 30, 2001	3

		Statement of Operations for the three months ended December 31, 2001 and 2000	4

		Statement of Operations for the six months ended December 31, 2001 and 2000	5

		Statement of Cash Flows for the six months ended December 31, 2001 and 2000	6

		Notes to Consolidated Financial Statements	7-13

		Review Report of Independent Accountants	14

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15-24

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	26

	Signature		27

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
as of December 31, 2001 and June 30, 2001
(Dollars in thousands, except par value and share amounts)

	(Unaudited)
	December 31, 2001	June 30, 2001

ASSETS
Current assets:
Cash	$34,343	$24,658
Receivables, net	21,740	18,861
Inventories	110,873	110,247
Deferred income taxes	10,795	10,087
Other current assets	7,826	8,794

Total current assets	185,577	172,647
Property and equipment, net	309,341	300,990
Goodwill	253,457	236,117
Other assets	32,328	26,751

Total assets	$780,703	$736,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$4,248	$5,438
Accounts payable	42,859	37,689
Accrued expenses	71,740	68,788

Total current liabilities	118,847	111,915
Long-term debt	250,799	256,120
Other noncurrent liabilities	36,670	28,969

Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 42,190,261 and 41,726,787 common shares at December 31, 2001 and June 30, 2001, respectively	2,109	2,087
Additional paid-in capital	173,574	165,489
Accumulated other comprehensive loss	(7,848)	(4,815)
Retained earnings	206,552	176,740

Total shareholders’ equity	374,387	339,501

Total liabilities and shareholders’ equity	$780,703	$736,505

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

Revenues:
Company-owned salons:
Service	$234,633	$218,286
Product	105,597	92,253

	340,230	310,539
Franchise revenues:
Royalties and fees	13,048	9,143
Product sales	5,256	4,367

	18,304	13,510

	358,534	324,049
Operating expenses:
Company-owned salons:
Cost of service	133,961	125,828
Cost of product	55,427	49,160
Direct salon	30,199	27,385
Rent	48,260	43,209
Depreciation	11,685	10,678

	279,532	256,260
Selling, general and administrative	39,579	33,998
Depreciation and amortization	2,811	5,171
Other	4,027	3,185

Total operating expenses	325,949	298,614

Operating income	32,585	25,435
Other income (expense):
Interest	(4,700)	(5,741)
Other, net	97	511

Income before income taxes	27,982	20,205
Income taxes	(11,015)	(8,118)

Net income	$16,967	$12,087

Net income per share:
Basic	$.40	$.30

Diluted	$.39	$.29

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 2 for pro forma amounts.

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2001 and 2000
(Dollars in thousands, except per share amounts)

	2001	2000

Revenues:
Company-owned salons:
Service	$468,252	$428,182
Product	206,169	179,661

	674,421	607,843
Franchise revenues:
Royalties and fees	23,225	18,621
Product sales	10,556	8,339

	33,781	26,960

	708,202	634,803
Operating expenses:
Company-owned salons:
Cost of service	266,553	245,991
Cost of product	108,687	96,469
Direct salon	61,385	53,457
Rent	95,440	84,546
Depreciation	22,992	20,512

	555,057	500,975
Selling, general and administrative	77,220	66,278
Depreciation and amortization	5,240	10,234
Other	7,948	6,120

Total operating expenses	645,465	583,607

Operating income	62,737	51,196
Other income (expense):
Interest	(9,482)	(10,836)
Other, net	172	861

Income before income taxes	53,427	41,221
Income taxes	(21,104)	(16,419)

Net income	$32,323	$24,802

Net income per share:
Basic	$.77	$.61

Diluted	$.75	$.59

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 2 for pro forma amounts.

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2001 and 2000
(Dollars in thousands)

	2001	2000

Cash flows from operating activities:
Net income	$32,323	$24,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,336	24,120
Amortization	1,117	6,855
Deferred income taxes	(278)	306
Other	(185)	805
Changes in operating assets and liabilities:
Receivables	451	(2,266)
Inventories	54	(9,091)
Other current assets	1,647	(543)
Other assets	(2,447)	(2,721)
Accounts payable	3,278	(1,588)
Accrued expenses	4,681	4,247
Other noncurrent liabilities	2,319	2,102

Net cash provided by operating activities	70,296	47,028

Cash flows from investing activities:
Capital expenditures	(34,084)	(39,560)
Proceeds from sale of assets	467	322
Purchases of salon net assets, net of cash acquired	(17,347)	(36,290)

Net cash used in investing activities	(50,964)	(75,528)

Cash flows from financing activities:
Borrowings on revolving credit facilities	147,800	176,200
Payments on revolving credit facilities	(151,900)	(155,100)
Proceeds from issuance of long-term debt		25,000
Repayment of long-term debt	(3,182)	(3,009)
Decrease in negative book cash balances	(2,132)	(4,405)
Dividends paid	(2,509)	(2,454)
Proceeds from issuance of common stock	3,080	776

Net cash (used in) provided by financing activities	(8,843)	37,008

Effect of exchange rate changes on cash	(804)	(152)

Increase in cash	9,685	8,356
Cash:
Beginning of period	24,658	14,888

End of period	$34,343	$23,244

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2001 and for the three and six months ended December 31, 2001 and 2000, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2001 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The year-end consolidated balance sheet data was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended June 30, 2001.

With respect to the unaudited financial information of the Company for the three and six month periods ended December 31, 2001 and 2000, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated January 23, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Sales:
On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

Reclassifications:
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

Goodwill:
Prior to July 1, 2001, goodwill recorded in connection with the fiscal 1989 purchase of the publicly held minority interest in the Company, and acquisitions of business operations in which the Company had not previously been involved, was amortized on a straight-line basis over 40 years. Goodwill recorded in connection with acquisitions which expand the Company’s existing business activities (acquisitions of salon sites) was amortized on a straight-line basis, generally over 20 years. Effective July 1, 2001, the Company ceased all amortization of goodwill balances (see Note 2). Goodwill is tested annually or at the time of a triggering event for impairment.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of the change in accounting during the three and six month periods ended December 31, 2001 was to increase net income by approximately $2.9 million, or $0.07 per share, and $5.2 million, or $0.12 per share, respectively. The pro forma amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the new method of accounting had been in effect in the prior periods.

	For the Periods Ended December 31,
	Three Months		Six Months

	2001	2000	2001	2000

	(Pro Forma Amounts)
Net income (Dollars in thousands)
Reported net income	$16,967	$12,087	$32,323	$24,802
Goodwill amortization (net of tax effect)		1,894		3,929

Adjusted net income	$16,967	$13,981	$32,323	$28,731

Basic earnings per share
Reported basic earnings per share	$.40	$.30	$.77	$.61
Goodwill amortization (net of tax effect)		.04		.10

Pro forma basic earnings per share	$.40	$.34	$.77	$.71

Diluted earnings per share
Reported diluted earnings per share	$.39	.29	$.75	$.59
Goodwill amortization (net of tax effect)		.04		.10

Pro forma diluted earnings per share	$.39	$.33	$.75	$.69

On July 1, 2001, goodwill was tested for impairment in accordance with the provisions of the new standard. Fair values were estimated based on the Company’s best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company’s intangible assets, which are included in other assets in the Consolidated Balance Sheet, as of December 31, 2001 (Dollars in thousands):

Amortized intangible assets:
Franchise agreements	$8,237
Non-compete agreements	4,358
Trade names	6,665
Other	3,023

22,283
Accumulated amortization	(6,338)

$15,945

Certain intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 30 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the three month periods ended December 31, 2001 and 2000 was approximately $573,000 and $311,000, respectively. Total amortization expense during the six month periods ended December 31, 2001 and 2000 was approximately $872,000 and $547,000, respectively. As of December 31, 2001, future estimated amortization expense related to amortizable intangible assets will be (Dollars in thousands):

Fiscal Year
Remainder 2002	$767
2003	1,426
2004	1,191
2005	885
2006	815
2007	815

Effective July 1, 2001, the Company also adopted the provisions of FAS No. 141, “Business Combinations.” The initial adoption of this statement did not have a material impact on the Consolidated Statement of Operations.

The Financial Accounting Standards Board (“FASB”) recently issued FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. FAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is currently in the process of evaluating the impact of this Statement on its financial condition and results of operations.

The FASB recently issued FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. FAS No. 144 retains and expands upon the fundamental provisions of existing guidance related to the recognition and measurement of the impairment of long-lived assets to be held and used and the measurement of long-lived assets to be disposed of by sale. Generally, the provisions of FAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Earlier application is encouraged. The Company believes the adoption of this Statement will not have a material impact on its financial condition or results of operations.

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

At December 31, 2001, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 5.06 percent to 7.20 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 2.02 percent to 4.80 percent during the first six months of fiscal 2002) on $25 million, $30 million and $11.8 million notional amount of indebtedness through April 2003, June 2003 and June 2005, respectively. During the first six months of fiscal 2002, no hedge ineffectiveness occurred. The net gain recorded in other comprehensive income, net of tax, was $198,000 during the quarter ended December 31, 2001 and the net loss recorded in other comprehensive income, net of tax, was $574,000 during the quarter ended December 31, 2000. The net loss recorded in other comprehensive income, net of tax, was $760,000 and $872,000 during the first half of fiscal 2002 and 2001, respectively.

During the first quarter of fiscal 2002, the Company entered into a cross-currency swap, with a notional amount of $21.8 million, to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedges approximately 18 percent of the Company’s net investments in foreign operations at December 31, 2001. For the three months ended December 31, 2001, $147,000 of gain, net of tax, related to this derivative was included in the cumulative translation adjustment account, which is a component of other comprehensive income. For the first six months of fiscal 2002, $150,000 of loss, net of tax, related to this derivative was included in the cumulative translation adjustment account.

4.	COMPREHENSIVE INCOME:

Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS No. 133, changes in fair value of financial instruments designated as hedges of interest rate exposure and foreign currency translation exposure, including the cross-currency swap hedge discussed above, that is charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2001 and 2000 were as follows:

	For the Periods Ended December 31,
	Three Months		Six Months

	(Dollars in thousands)
	2001	2000	2001	2000

Net income	$16,967	$12,087	$32,323	$24,802
Other comprehensive income:
Transition adjustment relating to the adoption of FAS 133, net of taxes				(160)
Changes in fair value of financial instruments designated as hedges of interest rate exposure, net of taxes	198	(574)	(760)	(872)
Change in cumulative foreign currency translation	(1,155)	930	(2,273)	152

Total comprehensive income	$16,010	$12,443	$29,290	$23,922

5.	NET INCOME PER SHARE:

Stock options with exercise prices greater than the average market value of the Company’s common stock were excluded fr om the computation of diluted earnings per share for the three and six months ended December 31, 2001 and 2000 as they are considered to be anti-dilutive. The number of excluded stock options were approximately 3,000 and 9,900, respectively, in the second quarter and first six months of fiscal 2002 and 4,926,905 and 4,541,223, respectively in the second quarter and first six months of fiscal 2001.

The following provides information related to the weighted average common shares used in the calculation of the Company’s basic and diluted EPS:

	For the Periods Ended December 31,
	Three Months		Six Months

	2001	2000	2001	2000

Weighted average shares for basic earnings per share	42,042,876	40,799,039	41,891,933	40,759,885
Effect of dilutive securities:
Dilutive effect of stock options	1,708,991	608,741	1,499,622	608,310
Contingent shares issuable under contingent stock agreements	24,087	493,462	23,405	316,247

Weighted average shares for diluted earnings per share	43,775,954	41,901,242	43,414,960	41,684,442

6.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2001, the Company’s transaction and restructuring liabilities related to acquisitions totaled approximately $1,056,000. During the first six months of fiscal 2002, such liabilities were reduced by cash payments of $235,000 and increased by $15,000 related to translation rates, resulting in balance of $836,000 at December 31, 2001. This remaining amount will be satisfied through periodic contractual payments by the end of fiscal 2004.

7.	SEGMENT INFORMATION:

Each of the Company’s operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s operating segments have been aggregated into two reportable segments: domestic salons and international salons. The Company operates or franchises 6,434 domestic salons in the United States and Canada located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company’s International segment represents 931 salons, including 560 franchised salons, operating in malls, leading department stores, mass merchants and high-street locations principally in the United Kingdom and France.

Summarized financial information of the Company’s reportable segments for the three and six months ended December 31, 2001 and 2000 is shown in the following table.

	For the Periods Ended December 31,
	Three Months		Six Months

	(Dollars in thousands)
	2001	2000	2001	2000

Total revenues:
Domestic	$331,818	$300,736	$657,880	$587,938
International	26,716	23,313	50,322	46,865

Total	$358,534	$324,049	$708,202	$634,803

Salon contribution (including franchise product costs):
Domestic	$68,680	$61,519	$135,344	$121,897
International	6,295	3,085	9,853	5,811

Total	$74,975	$64,604	$145,197	$127,708

8.	ACQUISITIONS:

During the six month periods ended December 31, 2001 and 2000, the Company made several acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:

	Six Months
	Ended December 31,

	(Dollars in thousands)
	2001	2000

Costs in excess of net tangible and identifiable intangible assets acquired	$18,216	$36,835

Components of aggregate purchase price
Cash	$17,347	$36,290
Stock	3,554	4,051
Current and noncurrent payables assumed	5,261	7,350

	$26,162	$47,691

With respect to a September 2001 purchase of a 523 salon franchise system, GGG, in the International division, the Company is currently in the process of allocating the purchase price to the identifiable intangible assets, and goodwill. Identifiable intangible assets acquired primarily consist of acquired trade names and franchise rights. Based upon the preliminary purchase price allocation, the change in the carrying amount of the goodwill for the six months ended December 31, 2001 is as follows (Dollars in thousands):

	Domestic	International

Balance as of June 30, 2001	$230,716	$5,401
Goodwill acquired	6,061	12,155
Translation rate adjustments	(953)	77

Balance as of December 31, 2001	$235,824	$17,633

Generally, the goodwill recognized in the domestic transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international transactions is non-deductible for tax purposes. The walk-in customer base of acquired salons was not recognized as an identifiable intangible asset as the customers are not known or identifiable by the Company. Therefore, the value of the customer base is recognized as part of residual goodwill. Internationally, the acquisition purchase price goodwill residual primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 2001, and the related consolidated statements of operations and of cash flows for the three and six month periods ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2001, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated August 28, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2001, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 23, 2002

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons. The Regis worldwide operations include 7,365 salons at December 31, 2001 operating in two reportable segments: domestic and international. Each of the Company’s operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic segment includes 6,434 salons operating primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 931 salons located primarily in the United Kingdom and France. The Company has over 41,000 employees worldwide.

Second quarter fiscal 2002 revenues grew to a record $358.5 million, including franchise revenues of $18.3 million, a 10.6 percent increase over fiscal 2001 second quarter total revenues of $324.0 million. Revenues for the six months ended December 31, 2001 grew to a record $708.2 million, including franchise revenues of $33.8 million, an 11.6 percent increase over total revenues of $634.8 million in the comparable fiscal 2001 period.

Operating income in second quarter of fiscal 2002 increased to $32.6 million, a 28.1 percent increase over operating income of $25.4 million in the corresponding period of fiscal 2001. For the first six months of fiscal 2002, operating income increased to $62.7, a 22.5 percent increase over operating income of $51.2 million during the same period of fiscal 2001.

Net income in the second quarter of fiscal 2002 increased to a record $17.0 million, or $.39 per diluted share, a net income and earnings per share increase of 40.4 and 34.5 percent, respectively, from second quarter fiscal 2001 net income of $12.1 million, or $.29 per diluted share. For the six months ended December 31, 2001, net income grew to a record $32.3 million, or $.75 per diluted share. This represents a net income and earnings per share increase of $7.5 million, or 30.3 percent, and $.16, or 27.1 percent, respectively.

The Company completed the implementation of the new accounting standard associated with the discontinuance of amortization of goodwill, effective July 1, 2001, as discussed in Note 2 to the Consolidated Financial Statements.

Results of Operations

The following table sets forth for the periods indicated certain information derived from the Company’s Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months

	2001	2000	2001	2000

Company-owned service revenues (1)	69.0%	70.3%	69.4%	70.4%
Company-owned product revenues (1)	31.0	29.7	30.6	29.6
Franchise revenues:
Royalties and fees	3.6	2.8	3.3	2.9
Product sales	1.5	1.3	1.5	1.3
Company-owned operations:
Profit margins on service (2)	42.9	42.4	43.1	42.5
Profit margins on product (3)	47.5	46.7	47.3	46.3
Direct salon (1)	8.9	8.8	9.1	8.8
Rent (1)	14.2	13.9	14.2	13.9
Depreciation (1)	3.4	3.4	3.4	3.4
Direct salon contribution (1)	17.8	17.5	17.7	17.6
Selling, general and administrative	11.0	10.5	10.9	10.4
Depreciation and amortization (4)	0.8	1.6	0.7	1.6
Operating income	9.1	7.8	8.9	8.1
Income before income taxes	7.8	6.2	7.5	6.5
Net income	4.7	3.7	4.6	3.9

(1)	Computed as a percent of company-owned revenues
(2)	Computed as a percent of service revenues
(3)	Computed as a percent of product revenues
(4)	See Note 2 to the financial statements regarding discontinuation of goodwill amortization, effective July 1, 2001, and comparative financial information.

RESULTS OF OPERATIONS

Revenues
Revenues for the second quarter of fiscal 2002 grew to a record $358.5 million, an increase of $34.5 million or 10.6 percent, over the same period in fiscal 2001. Revenues for the first six months of fiscal 2002 grew to a record $708.2 million, an increase of $73.4 million, or 11.6 percent, over the corresponding period in fiscal 2001. For the second quarter and first six months, approximately 50 and 46 percent, respectively, of these increases are attributable to new salon construction, with the remaining increases primarily due to same-store sales increases and salon acquisitions.

For the second quarter and first six months of fiscal 2002 and 2001, respectively, revenues by division were as follows:

	Three Months		Six Months

	2002	2001	2002	2001

	(Dollars in thousands)
Domestic:
Regis Salons	$103,889	$100,719	$206,741	$197,046
Strip Center Salons (primarily Supercuts and Cost Cutters)	92,960	84,683	187,327	163,411
MasterCuts	41,325	38,836	82,220	77,234
Trade Secret	51,059	47,599	98,832	93,186
SmartStyle	42,585	28,899	82,760	57,061
International	26,716	23,313	50,322	46,865

	$358,534	$324,049	$708,202	$634,803

Included in the table above are franchise revenues of $18,304 and $33,781 for the three and six months ended December 31, 2001, respectively, and $13,510 and $26,960 for the three and six months ended December 31, 2000, respectively.

During the second quarter and first six months of fiscal 2002, same-store sales from all domestic company-owned salons open more than 12 months increased 2.9 and 3.1 percent, respectively, compared to increases of 1.4 and 3.2 percent, respectively, in the same periods of fiscal 2001. Same-store sales increases achieved during the three and six months ended December 31, 2001 and 2000 were driven primarily by higher product sales and a shift in the mix of service sales, as well as increased customer transactions. A total of 31.1 million and 61.2 million customers were served system-wide in the second quarter and first six months of fiscal 2002, respectively, compared to 28.4 million and 56.4 million customers served during the same periods of fiscal 2001.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $532.4 million for the second quarter and $1.0 billion for the first six months of fiscal 2002, representing increases of 13.4 and 13.0 percent, respectively, over the same periods last year. System-wide same-store sales increased 3.5 percent in both the second quarter and first six months of fiscal 2002, respectively, compared to 1.4 percent and 3.3 percent in the same periods of fiscal 2001.

Service Revenues. Service revenues in the second quarter of fiscal 2002 grew to $234.6 million, an increase of $16.3 million or 7.5 percent, over the same period in fiscal 2001. In the first six months of fiscal 2002, service revenues were $468.3 million, an increase of $40.1 million or 9.4 percent, over the same period a year ago. The increase in service revenues is primarily a result of new salon construction, salon acquisitions and same-store sales growth.

Product Revenues. Product revenues in the second quarter of fiscal 2002 grew to $105.6 million, an increase of $13.3 million, or 14.5 percent, over the same period in fiscal 2001. In the first half of fiscal 2002, product revenues increased $26.5 million, or 14.8 percent, to $206.2 million. These increases continue a trend of escalating product revenues due to strong product same-store sales growth of 6.6 percent in both the second quarter and first six months of fiscal 2002, respectively, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise and opening additional Trade Secret salons through new construction or acquisitions. Product revenues as a percent of total company-owned revenues increased to 31.0 and 30.6 percent for the second quarter and first six months of fiscal 2002, respectively, compared to 29.7 and 29.6 percent for the same periods a year ago.

Franchise Revenues. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $18.3 million in the second quarter and $33.8 million in the first six months of fiscal 2002, compared to $13.5 million and $27.0 million, respectively, for the corresponding periods of fiscal 2001. The increase in franchise revenues is primarily the result of increased franchise royalties and fees related to the French franchise company which was acquired in September 2001 and increased sales of product to franchisee salons.

Cost of Revenue
The aggregate cost of service and product revenues for company-owned salons in the second quarter of fiscal 2002 was $189.4 million compared to $175.0 million in the same period in fiscal 2001. During the first half of fiscal 2002, the aggregate cost of service and product revenues were $375.2 million compared to $342.5 million in the same period a year ago. The resulting combined gross margin percentages for the second quarter and first six months of fiscal 2002 improved 60 basis points and 70 basis points to 44.3 percent and 44.4 percent of company-owned revenues, respectively, compared to 43.7 percent in the same periods of fiscal 2001.

Service margins improved to 42.9 percent in the second quarter of fiscal 2002, representing a 50 basis point improvement over service margins of 42.4 percent in the same period of fiscal 2001. For the first six months of fiscal 2002, service margins improved 60 basis points to 43.1 percent from 42.5 percent in the corresponding period last year. These improvements are primarily a result of increased efforts to control payroll and payroll related costs across all of the Company’s divisions.

Product margins improved 80 basis points and 100 basis points to 47.5 percent and 47.3 percent in the second quarter and first six months of fiscal 2002, respectively, from 46.7 percent and 46.3 percent in the same periods of fiscal 2001. These improvements are the result of a shift in the Company’s mix of products sold. Beginning in the latter portion of fiscal 2001, the product mix changed to consist more heavily of products with a higher profit margin. Further, product margins during fiscal 2001 were adversely impacted by retail discounting associated with the introduction of new packaging for several different product lines.

Direct Salon
This expense category includes direct costs associated with salon operations such as salon advertising, insurance, telephone, utilities and janitorial costs. For the second quarter of fiscal 2002, direct salon expense of $30.2 million increased slightly to 8.9 percent of company-owned revenues from 8.8 percent in the same period a year ago. For the first six months of fiscal 2002, direct salon expense increased to $61.4 million, or 9.1 percent of company-owned revenues, from 8.8 percent in the corresponding period of fiscal 2001. The current year increases of 10 and 30 basis points are primarily a result of higher workers’ compensation costs. Additionally, a portion of the year-to-date increase is the result of higher utility costs during the first quarter as the result of record temperatures in July of 2001.

Rent
Rent expense for the second quarter of fiscal 2002 was $48.3 million or 14.2 percent of company-owned revenues, compared to $43.2 million or 13.9 percent of company-owned revenues in the same period in fiscal 2001. Rent expense was $95.4 million, or 14.2 percent of company-owned revenues, and $84.5 million, or 13.9 percent of company-owned revenues, in the first six months of fiscal 2002 and 2001, respectively. The increase in rent expense as a percentage of company-owned revenues in the second quarter and first six months of fiscal 2002 is primarily a result of higher common area maintenance costs. In regional malls, landlords are experiencing higher utility, maintenance, insurance and security costs which they are passing on to their tenants such as Regis.

Depreciation — Salon Level
Depreciation expense at the salon level remained consistent in the second quarter and first half of fiscal 2002 at 3.4 percent of revenues, compared to the same periods of fiscal 2001.

Direct Salon Contribution
For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the second quarter and first six months of fiscal 2002 to $60.7 million and $119.4 million, respectively, compared to $54.3 million and $106.9 million during the same periods of fiscal 2001. As a percent of sales, direct salon contribution increased 30 basis points to 17.8 percent and ten basis points to 17.7 percent of company-owned revenues during the second quarter and first six months of fiscal 2002, respectively.

Selling, General and Administrative
Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $39.6 million, or 11.0 percent of total revenues in the second quarter of fiscal 2002, compared to $34.0 million, or 10.5 percent of total revenues in the same period in fiscal 2001. For the first six months of fiscal 2002, SG&A expenses were $77.2 million, or 10.9 percent of total revenues, compared to $66.3 million, or 10.4 percent of total revenues in the corresponding period of fiscal 2001. These 50 basis point increases are primarily due to duplicative costs incurred during the first half of fiscal 2002 associated with operating three distribution centers, prior to closing the Company’s Minneapolis distribution center in December 2001. Further, costs associated with supporting the recent acquisitions of Canadian and international franchising operations are included in SG&A and contributed to the percentage increase referred to above.

Depreciation and Amortization — Corporate
Corporate depreciation and amortization decreased to 0.8 percent and 0.7 percent of total revenues in the second quarter and first half of fiscal 2002, compared to 1.6 percent in the same periods in fiscal 2001. These decreases are related to the implementation of FAS No. 142 in July 2001, which discontinues the amortization of acquired goodwill, as discussed in Note 2 to the Consolidated Financial Statements.

Operating Income
Operating income in the second quarter of fiscal 2002 improved to $32.6 million, or 9.1 percent of total revenues, an increase of $7.2 million or 28.1 percent over the same period in fiscal 2001. For the first six months of fiscal 2002, operating income increased $11.5 million, or 22.5 percent, to $62.7 million, or 8.9 percent of total revenues.

Interest
Interest expense in the second quarter and first six months of fiscal 2002 declined to $4.7 million and $9.5 million, respectively, representing 1.3 percent of total revenues in both the second quarter and first half of fiscal 2002. The 50 basis point decrease as a percent of total revenues for the quarter and 40 basis point decrease for the first six months of fiscal 2002 are due to lower interest rates and decreased debt in fiscal 2002 when compared to the same periods a year ago.

Income Taxes
The Company’s annual effective income tax rate for the first six months of fiscal 2002 was 39.5 percent, including 39.4 percent in the second quarter, compared to 39.8 percent in the first six months of fiscal 2001. Management expects to recognize a one-time tax benefit of approximately $2.0 million during the third quarter of fiscal 2002 resulting from the implementation of tax planning strategies associated with certain expenses that were not previously deducted for tax purposes. Further, although management expects the Company’s recurring effective tax rate for all of fiscal 2002 to be approximately 39.5 percent, the resulting fiscal 2002 effective tax rate as a result of the one-time benefit discussed in the previous sentence is expected to approximate an estimated 38.0 percent.

Net Income
Net income in the second quarter of fiscal 2002 grew to $17.0 million, or $.39 per diluted share, compared to $12.1 million, or $.29 per diluted share in the same period in fiscal 2001. For the first six months of fiscal 2002, net income grew to $32.3 million, or $.75 per diluted share, compared to $24.8 million, or $.59 per diluted share, in the corresponding period last year. The increases in earnings per diluted share primarily resulted from sales increases, improved gross margins and the change in accounting for goodwill.

Effects of Inflation
The Company primarily compensates its Regis Salon and International salon employees with percentage commissions based on the sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company’s major expense components) are, with respect to these divisions, variable costs of sales. The Company does not believe inflation, due to its low rate, has had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of its mall-based and strip center salons.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Net cash provided by operating activities for the first six months of fiscal 2002 increased to $70.3 million compared to $47.0 million during the same period in fiscal 2001. The increase between the two periods is primarily due to improved operating performance and continued improvement related to inventory management.

Capital Expenditures and Acquisitions
During the first six months of fiscal 2002, the Company had worldwide capital expenditures of $36.1 million, of which $2.0 million related to acquisitions. The Company constructed 180 new corporate salons in the first half of fiscal 2002, including 30 new Regis Salons, 22 new MasterCuts salons, 19 new Trade Secret salons, 67 new SmartStyle salons, 30 new Strip Center Salons and 12 new International salons, and completed 71 major remodeling projects. All capital expenditures during the first six months of fiscal 2002 were funded by the Company’s operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2002 will include approximately 375 new salons and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $70 million in fiscal 2002, excluding capital expenditures associated with acquisitions.

During the first half of fiscal 2002, the Company had worldwide expenditures of $17.3 million related to the acquisition of 560 salons, including 517 franchised salons.

Contractual Obligations and Commercial Commitments
As detailed in the Company’s June 30, 2001 annual report to shareholders, and updated for activity through December 31, 2001, the Company has debt obligations, including capital leases, of approximately $255 million, and operating lease obligations of approximately $700 million, including reimbursable franchisee lease obligations of approximately $110 million.

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons and businesses.

Financing
Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. Additionally, the Company received an investment grade “2” rating from NAIC in December 2001. The change in rating should provide the Company with greater and less expensive access to the long-term senior debt.

The Company operates in international markets and translates the financial statements of its international subsidiaries to U.S. dollars for financial reporting purposes, and ac cordingly is subject to fluctuations in currency exchange rates.

Dividends
During the first six months of fiscal 2002, the Company paid dividends totaling $2.5 million, or $.06 per share. On January 28, 2002, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on February 26, 2002 to shareholders of record on February 12, 2002.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Additional information concerning potential factors that could affect future financial results is included in the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on October 25, 2001.

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

As of December 31, 2001, the Company had $136.4 million of floating and $118.6 million of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of December 31, 2001, the Company has entered into interest rate swap agreements covering $66.8 million of the floating rate obligations, as discussed in Note 3 to the Consolidated Financial Statements.

The Company has also entered into a cross currency swap with a notional amount of $21.8 million to hedge its foreign currency exposure in certain of its net investments.

Part II — Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15          Letter Re: Unaudited Interim Financial Information.

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended December 31, 2001:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 5, 2002	By:	/s/ Randy L. Pearce Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer