Form 10-Q
period 2002-03-31
REGIS CORP
filed 2002-05-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission file number  011230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0749934

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

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

Yes No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2002:

Common Stock, $.05 par value	43,272,681

Class	Number of Shares

REGIS CORPORATION

INDEX

Part I	Financial Information		Page Nos.

	Item 1.	Consolidated Financial Statements:

		Balance Sheet as of March 31, 2002 and June 30, 2001	3

		Statement of Operations for the three months ended March 31, 2002 and 2001	4

		Statement of Operations for the nine months ended March 31, 2002 and 2001	5

		Statement of Cash Flows for the nine months ended March 31, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7-14

		Review Report of Independent Accountants	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-26

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Part II	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	28

	Signature		29

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
as of March 31, 2002 and June 30, 2001
(Dollars in thousands, except par value)

	(Unaudited)
	March 31, 2002	June 30, 2001

ASSETS
Current assets:
Cash	$95,131	$24,658
Receivables, net	23,088	18,861
Inventories	114,546	110,247
Deferred income taxes	7,527	10,087
Other current assets	15,551	8,794

Total current assets	255,843	172,647
Property and equipment, net	311,949	300,990
Goodwill	251,205	236,117
Other assets	39,164	26,751

Total assets	$858,161	$736,505

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$3,256	$5,438
Accounts payable	45,574	37,689
Accrued expenses	77,220	68,788

Total current liabilities	126,050	111,915
Long-term debt	293,862	256,120
Other noncurrent liabilities	42,103	28,969
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 42,379,601 and 41,726,787 common shares at March 31, 2002 and June 30, 2001, respectively	2,119	2,087
Additional paid-in capital	177,195	165,489
Accumulated other comprehensive loss	(7,789)	(4,815)
Retained earnings	224,621	176,740

Total shareholders’ equity	396,146	339,501

Total liabilities and shareholders’ equity	$858,161	$736,505

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended March 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Revenues:
Company-owned salons:
Service	$238,887	$226,309
Product	103,083	90,338

	341,970	316,647
Franchise revenues:
Royalties and fees	11,723	9,536
Product sales	7,885	4,727

	19,608	14,263

	361,578	330,910
Operating expenses:
Company-owned salons:
Cost of service	136,028	129,510
Cost of product	55,034	48,405
Direct salon	30,588	28,725
Rent	48,409	44,478
Depreciation	12,183	10,756

	282,242	261,874
Selling, general and administrative	38,503	33,400
Depreciation and amortization	2,456	5,788
Other	5,511	3,473

Total operating expenses	328,712	304,535

Operating income	32,866	26,375
Other income (expense):
Interest	(4,488)	(5,492)
Other, net	290	165

Income before income taxes	28,668	21,048
Income taxes	(11,084)	(8,515)
Nonrecurring income tax benefit	1,750

Income taxes, net	(9,334)	(8,515)

Net income	$19,334	$12,533

Net income per share:
Basic	$.46	$.30

Diluted	$.44	$.30

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 2 for pro forma amounts.

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the nine months ended March 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Revenues:
Company-owned salons:
Service	$707,139	$654,491
Product	309,252	269,999

	1,016,391	924,490
Franchise revenues:
Royalties and fees	34,948	28,159
Product sales	18,441	13,064

	53,389	41,223

	1,069,780	965,713
Operating expenses:
Company-owned salons:
Cost of service	402,581	375,501
Cost of product	163,721	144,874
Direct salon	91,973	82,182
Rent	143,849	129,024
Depreciation	35,175	31,268

	837,299	762,849
Selling, general and administrative	115,723	99,678
Depreciation and amortization	7,696	16,022
Other	13,459	9,593

Total operating expenses	974,177	888,142

Operating income	95,603	77,571
Other income (expense):
Interest	(13,970)	(16,328)
Other, net	462	1,026

Income before income taxes	82,095	62,269
Income taxes	(32,188)	(24,934)
Nonrecurring income tax benefit	1,750

Income taxes, net	(30,438)	(24,934)

Net income	$51,657	$37,335

Net income per share:
Basic	$1.23	$.91

Diluted	$1.18	$.89

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 2 for pro forma amounts.

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the nine months ended March 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$51,657	$37,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,362	36,754
Amortization	1,894	10,885
Deferred income taxes	10,063	1,881
Other	(818)	1,072
Changes in operating assets and liabilities:
Receivables	(1,356)	(3,577)
Inventories	(3,533)	(10,510)
Other current assets	(5,988)	2,938
Other assets	(4,144)	(2,596)
Accounts payable	5,776	(5,322)
Accrued expenses	10,935	8,863
Other noncurrent liabilities	112	1,480

Net cash provided by operating activities	105,960	79,203

Cash flows from investing activities:
Capital expenditures	(50,507)	(59,865)
Proceeds from sale of assets	281	544
Purchases of salon net assets, net of cash acquired	(19,126)	(43,843)

Net cash used in investing activities	(69,352)	(103,164)

Cash flows from financing activities:
Borrowings on revolving credit facilities	216,000	238,400
Payments on revolving credit facilities	(301,500)	(224,100)
Proceeds from issuance of long-term debt	125,000	25,000
Repayment of long-term debt	(4,750)	(4,809)
(Decrease) increase in negative book cash balances	(2,126)	1,347
Dividends paid	(3,778)	(3,693)
Proceeds from issuance of common stock	5,874	1,039

Net cash provided by financing activities	34,720	33,184

Effect of exchange rate changes on cash	(855)	487

Increase in cash	70,473	9,710
Cash:
Beginning of period	24,658	14,888

End of period	$95,131	$24,598

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2002 and for the three and nine months ended March 31, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of March 31, 2002 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited financial information of the Company for the three and nine month periods ended March 31, 2002 and 2001, included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 23, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” This statement discontinued the amortization of goodwill and indefinite-lived intangible assets, subject to periodic impairment testing. The effect of the change in accounting during the three and nine month periods ended March 31, 2002 was to increase net income by approximately $2.9 million, or $.06 per diluted share, and $8.1 million, or $.18 per diluted share, respectively.

	For the Periods Ended March 31,

	Three Months		Nine Months

	2002	2001	2002	2001

	(Pro Forma Amounts)
Net income (Dollars in thousands)
Reported net income	$19,334	$12,533	$51,657	$37,335
Goodwill amortization (net of tax effect)		2,297		6,226

Adjusted net income	$19,334	$14,830	$51,657	$43,561

Basic earnings per share
Reported basic earnings per share	$.46	$.30	$1.23	$.91
Goodwill amortization (net of tax effect)		.06		.16

Pro forma basic earnings per share	$.46	$.36	$1.23	$1.07

Diluted earnings per share
Reported diluted earnings per share	$.44	$.30	$1.18	$.89
Goodwill amortization (net of tax effect)		.05		.15

Pro forma diluted earnings per share	$.44	$.35	$1.18	$1.04

On July 1, 2001, goodwill was tested for impairment in accordance with the provisions of the new standard. Fair values were estimated based on the Company’s best estimate of the expected present value of future cash flows. No amounts were impaired at that time. In addition, the remaining useful lives of intangible assets being amortized were reviewed and deemed to be appropriate. The following provides additional information concerning the Company’s intangible assets, which are included in other assets in the Consolidated Balance Sheet, as of March 31, 2002 (Dollars in thousands):

Amortized intangible assets:
Franchise agreements	$12,080
Non-compete agreements	5,494
Trade names	8,895
Other	2,765

29,234
Accumulated amortization	(7,995)

$21,239

Certain intangible asset amounts set forth above and the respective useful lives are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 30 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that report period. Total amortization expense during the three month periods ended March 31, 2002 and 2001 was approximately $528,000 and $335,000, respectively. Total amortization expense during the nine month periods ended March 31, 2002 and 2001 was approximately $1,365,000 and $882,000, respectively. As of March 31, 2002, future estimated amortization expense related to amortizable intangible assets is (Dollars in thousands):

Fiscal Year

Remainder 2002	$463
2003	1,746
2004	1,511
2005	1,206
2006	1,136
2007	1,136

Effective July 1, 2001 and January 1, 2002, the Company also adopted the provisions of FAS No. 141, “Business Combinations,” and FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” respectively. The initial adoption of these Statements did not have a material impact on the Consolidated Statement of Operations.

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

In the normal course of business, the Company is exposed to changes in interest rates and foreign currency rates. In addition, the Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation. The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rates, as well as to convert a portion of its nonprepayable fixed rate debt to variable rate debt.

At March 31, 2002, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 5.1 percent to 7.1 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 3.0 percent to 4.8 percent during the first nine months of fiscal 2002) on an aggregate $66.8 million notional amount of indebtedness, with maturation dates between April 2003 and June 2005. During the first nine months of fiscal 2002, no hedge ineffectiveness occurred. The net gain recorded in other comprehensive income, net of tax, was $182,000 during the quarter ended March 31, 2002 and the net loss recorded in other comprehensive income, net of tax, was $653,000 during the quarter ended March 31, 2001. The net loss recorded in other comprehensive income, net of tax, were $578,000 and $1,525,000 during the first nine months of fiscal 2002 and 2001, respectively.

During March of fiscal 2002, the Company entered into interest rate swap contracts to pay variable rates of interest based on the three-month and six-month LIBOR rate (ranging from 3.3 percent to 6.5 percent during the month of March) and receive fixed rates of interest (ranging from 6.7 percent to 8.2 percent) on an aggregate $111.0 million notional amount of indebtedness, with maturation dates between July 2003 and March 2009. No hedge ineffectiveness occurred for the month. As a result, no gain or loss was recognized in earnings.

During the first quarter of fiscal 2002, the Company entered into a cross-currency swap, with a notional amount of $21.8 million, to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedges approximately 23 percent of the Company’s net investments in foreign operations at March 31, 2002. For the three and nine months ended March 31, 2002, $427,000 and $277,000, respectively, of gain, net of tax, related to this derivative was included in the cumulative translation adjustment account, which is a component of other comprehensive income.

4.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

The Company recorded $3.6 million primarily related to shares issued in connection with salon acquisitions, $2.2 million related to the tax benefit realized upon exercise of stock options and $5.9 million related to proceeds received from the exercise of stock options to additional paid-in capital during the nine months ended March 31, 2002.

Comprehensive income for the Company includes net income, transition adjustment for the adoption of FAS No. 133, changes in fair value of financial instruments designated as hedges of interest rate exposure and foreign currency translation exposure, including the cross-currency swap hedge discussed above, that is charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2002 and 2001 were as follows:

	For the Periods Ended March 31,

	Three Months		Nine Months

	(Dollars in thousands)
	2002	2001	2002	2001

Net income	$19,334	$12,533	$51,657	$37,335
Other comprehensive income:
Transition adjustment relating to the adoption of FAS 133, net of taxes				(160)
Changes in fair value of financial instruments designated as hedges of interest rate exposure, net of taxes	182	(653)	(578)	(1,525)
Change in cumulative foreign currency translation	(123)	(1,888)	(2,396)	(1,736)

Total comprehensive income	$19,393	$9,992	$48,683	$33,914

5.	NET INCOME PER SHARE:

Stock options with exercise prices greater than the average market value of the Company’s common stock were excluded from the computation of diluted earnings per share for the nine months ended March 31, 2002 and three and nine months ended March 31, 2001 as they are considered to be anti-dilutive. During the third quarter of fiscal 2002, there were no stock options excluded as the average market value of the Company’s common stock was greater than the exercise price of all options. The number of excluded stock options were approximately 1,500 in the first nine months of fiscal 2002 and 5,449,000 and 4,428,000 in the three and nine months ended March 31, 2001, respectively.

The following provides information related to the weighted average common shares used in the calculation of the Company’s basic and diluted EPS:

	For the Periods Ended March 31,

	Three Months		Nine Months

	2002	2001	2002	2001

Weighted average shares for basic earnings per share	42,279,312	41,124,611	42,016,615	40,879,686
Effect of dilutive securities:
Dilutive effect of stock options	2,042,391	835,143	1,718,902	776,444
Contingent shares issuable under contingent stock agreements	20,545	306,030	22,464	221,927

Weighted average shares for diluted earnings per share	44,342,248	42,265,784	43,757,981	41,878,057

6.	FINANCING ARRANGEMENTS:

During the third quarter of fiscal 2002, the Company completed a $125.0 million private debt placement, with an average life of 8.6 years and a fixed coupon rate of 6.98 percent. Proceeds were in part used to repay and effectively term out approximately $75.0 million of existing debt from the Company’s revolving credit facility into a long-term note. The additional $50.0 million of proceeds were temporarily invested in money market securities (cash equivalents) in anticipation of the Jean Louis David acquisition, which was completed in April of 2002. See Note 11.

7.	NONRECURRING INCOME TAX BENEFIT:

In fiscal 2002, the Company implemented certain tax strategies resulting in approximately $1.8 million of economic benefit, which has been recognized as a nonrecurring income tax benefit in the third quarter thus reducing fiscal 2002 income tax expense. The majority of the nonrecurring benefit will be realized through the amendment of previous tax filings.

8.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2001, the Company’s transaction and restructuring liabilities related to acquisitions totaled approximately $1,056,000. During the first nine months of fiscal 2002, such liabilities were reduced by cash payments of $327,000 and increased by $14,000 related to translation rates, resulting in balance of $743,000 at March 31, 2002. This remaining amount will be satisfied through periodic contractual payments by the end of fiscal 2004.

9.	SEGMENT INFORMATION:

Each of the Company’s operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s operating segments have been aggregated into two reportable segments: domestic salons and international salons. The Company operates or franchises 6,488 domestic salons in the United States and Canada located within high-profile regional malls and strip shopping centers under several different concepts including Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters brand names. The Company’s International segment represents 914 salons, including 539 franchised salons, operating in malls, leading department stores, mass merchants and high-street locations principally in the United Kingdom and France, operating under several different concepts and brand names.

Summarized financial information of the Company’s reportable segments for the three and nine months ended March 31, 2002 and 2001 is shown in the following table.

	For the Periods Ended March 31,

	Three Months		Nine Months

	(Dollars in thousands)
	2002	2001	2002	2001

Total revenues:
Domestic	$335,015	$307,676	$992,895	$895,614
International	26,563	23,234	76,885	70,099

Total	$361,578	$330,910	$1,069,780	$965,713

Salon contribution (including contribution from franchise product sales):
Domestic	$68,271	$62,840	$203,615	$184,737
International	5,554	2,723	15,407	8,534

Total	$73,825	$65,563	$219,022	$193,271

10.	ACQUISITIONS:

During the nine month periods ended March 31, 2002 and 2001, the Company made several acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Costs in excess of net tangible and identifiable intangible assets acquired and components of the aggregate purchase prices of the acquisitions were as follows:

	Nine Months
	Ended March 31,

	(Dollars in thousands)
	2002	2001

Costs in excess of net tangible and identifiable intangible assets acquired	$16,049	$49,572

Components of aggregate purchase price
Cash	$19,126	$43,843
Stock	3,554	11,247
Current and noncurrent payables assumed	9,699	7,272

	$32,379	$62,362

With respect to a September 2001 purchase of a 523 salon franchise system, GGG, in the International division, the Company is currently in the process of allocating the purchase price to the identifiable intangible assets and goodwill. Based upon the preliminary purchase price allocation, the change in the carrying amount of the goodwill for the nine months ended March 31, 2002 is as follows (Dollars in thousands):

	Domestic	International

Balance as of June 30, 2001	$230,716	$5,401
Goodwill acquired	7,372	8,677
Translation rate adjustments	(981)	20

Balance as of March 31, 2002	$237,107	$14,098

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

11.	SUBSEQUENT EVENT:

On April 12, 2002, the Company completed its acquisition of Jean Louis David, a franchisor of beauty salons operating approximately 1,200 units in France, Italy, Spain, United States, Brazil, Belgium, Switzerland and Poland. The acquisition was financed through a combination of debt and the Company’s common stock, as discussed in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 2002, and the related consolidated statements of operations for the three and nine month periods ended March 31, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
April 23, 2002

Item 2.                  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons. The Regis worldwide operations include 7,402 salons at March 31, 2002 operating in two reportable segments: domestic and international. Each of the Company’s operating segments have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic segment includes 6,488 salons operating primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 914 salons located primarily in the United Kingdom and France. The Company has over 41,000 employees worldwide.

Third quarter fiscal 2002 revenues grew to a record $361.6 million, including franchise revenues of $19.6 million, a 9.3 percent increase over the third quarter of fiscal 2001. Revenues for the nine months ended March 31, 2002 grew to a record $1.1 billion, including franchise revenues of $53.4 million, a 10.8 percent increase over total revenues in the comparable fiscal 2001 period.

Operating income in third quarter of fiscal 2002 increased to $32.9 million, a 24.6 percent increase over the corresponding period of fiscal 2001. For the first nine months of fiscal 2002, operating income increased to $95.6 million, a 23.2 percent increase over the same period of fiscal 2001.

Fiscal 2002 results for the quarter and nine months ended March 31, 2002 include a one-time income tax benefit of $1.8 million resulting from the implementation of certain tax planning strategies. This benefit was recorded as a reduction to income tax expense. Exclusive of this nonrecurring benefit, net income in the third quarter of fiscal 2002 increased to a record $17.6 million, or $.40 per diluted share, a net income and earnings per share increase of 40.3 percent and 33.3 percent, respectively, over the prior year. For the nine months ended March 31, 2002, net income exclusive of the nonrecurring benefit grew to a record $49.9 million, or $1.14 per diluted share. This represents net income and earnings per share increases of $12.6 million, or 33.7 percent, and $.25, or 28.1 percent, respectively.

Inclusive of the nonrecurring benefit, net income in the third quarter of fiscal 2002 increased to $19.3 million, or $.44 per diluted share, a net income and earnings per share increase of 54.3 percent and 46.7 percent, respectively, from third quarter fiscal 2001. For the nine months ended March 31, 2002, net income including the nonrecurring benefit grew to $51.7 million, or $1.18 per diluted share. This represents a net income and earnings per share increase of $14.3 million, or 38.4 percent, and $.29, or 32.6 percent, respectively.

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

	For the Periods Ended March 31,

	Three Months		Nine Months

	2002	2001	2002	2001

Company-owned service revenues (1)	69.9%	71.5%	69.6%	70.8%
Company-owned product revenues (1)	30.1	28.5	30.4	29.2
Franchise revenues:
Royalties and fees	3.2	2.9	3.3	2.9
Product sales	2.2	1.4	1.7	1.4
Company-owned operations:
Profit margins on service (2)	43.1	42.8	43.1	42.6
Profit margins on product (3)	46.6	46.4	47.1	46.3
Direct salon (1)	8.9	9.1	9.0	8.9
Rent (1)	14.2	14.0	14.2	14.0
Depreciation (1)	3.6	3.4	3.5	3.4
Direct salon contribution (1)	17.5	17.3	17.6	17.5
Selling, general and administrative	10.6	10.1	10.8	10.3
Depreciation and amortization (4)	0.7	1.7	0.7	1.7
Operating income	9.1	8.0	8.9	8.0
Income before income taxes	7.9	6.4	7.7	6.4
Net income	5.3	3.8	4.8	3.9
Net income, excluding nonrecurring benefit (5)	4.9	3.8	4.7	3.9

(1)	Computed as a percent of company-owned revenues

(2)	Computed as a percent of service revenues

(3)	Computed as a percent of product revenues

(4)	See Note 2 to the financial statements regarding discontinuation of goodwill amortization, effective July 1, 2001, and comparative financial information.

(5)	See Note 7 to the financial statements regarding the nonrecurring income tax benefit.

CRITICAL ACCOUNTING POLICIES

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. However, actual results could differ from these estimates.

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its Consolidated Financial Statements to be:

•	useful lives assigned to long-lived and intangible assets;

•	recoverability of long-lived and intangible assets, and goodwill;

•	allocation of the purchase price to acquired assets and liabilities, including goodwill and intangibles;

•	various commitments and contingencies;

•	product costs

Depreciation and amortization are recognized using the straight-line method over the long-lived assets’ estimated useful lives. The Company estimates useful lives based on historical data and industry trends. The Company periodically reassesses the estimated useful lives of its long-lived and intangible assets. Changes to estimated useful lives would impact the amount of depreciation and amortization expense recorded in earnings and potentially the need to record an impairment charge.

The Company reviews long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value based on discounted estimated future cash flows. For goodwill, impairment is evaluated based on the fair value of the division to which the goodwill relates.

The Company makes numerous acquisitions that are recorded using the purchase method of accounting. Accordingly, the purchase prices are allocated to assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties.

In the normal course of business, the Company must make continuing estimates of potential future loss accruals related to legal, tax, self-insurance accruals and uncollectible accounts. These accruals require the use of management’s judgment on the outcome of various issues. Management’s estimates for these items are based on the best available evidence, but due to changes in facts and circumstances, the ultimate outcomes of these accruals could be different than management estimates.

On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues. The estimated gross profit margins are based primarily on historical factors. Management also incorporates into the margin its best estimate of the current product mix impact. On a semi-annual basis, the Company performs physical inventories and adjusts product costs to actual as determined under the lower of cost or market determined on the first-in, first-out method, and updates its gross profit margins accordingly.

RESULTS OF OPERATIONS

Revenues
 Revenues for the third quarter of fiscal 2002 grew to a record $361.6 million, an increase of $30.7 million or 9.3 percent, over the same period in fiscal 2001. Revenues for the first nine months of fiscal 2002 grew to a record $1.1 billion, an increase of $104.1 million, or 10.8 percent, over the corresponding period in fiscal 2001. For the third quarter and first nine months of fiscal 2002, approximately 55 percent and 49 percent, respectively, of these increases were attributable to new salon construction, with the remaining increases primarily due to same-store sales increases and salon acquisitions.

For the third quarter and first nine months of fiscal 2002 and 2001, respectively, revenues by division were as follows:

	Three Months		Nine Months

	2002	2001	2002	2001

	(Dollars in thousands)
Domestic:
Regis Salons	$104,442	$102,333	$311,183	$299,379
Strip Center Salons (primarily Supercuts and Cost Cutters)	95,017	88,755	282,344	252,166
MasterCuts	41,798	39,640	124,018	116,874
Trade Secret	46,996	44,044	145,828	137,230
SmartStyle	46,762	32,904	129,522	89,965
International	26,563	23,234	76,885	70,099

	$361,578	$330,910	$1,069,780	$965,713

Included in the table above are franchise revenues of $19,608 and $53,389 for the three and nine months ended March 31, 2002, respectively, and $14,263 and $41,223 for the three and nine months ended March 31, 2001, respectively.

During the third quarter and first nine months of fiscal 2002, same-store sales from all domestic company-owned salons open more than 12 months increased 3.8 percent and 3.4 percent, respectively, compared to increases of 2.7 and 3.0 percent, respectively, in the same periods of fiscal 2001. Same-store sales increases achieved during the three and nine months ended March 31, 2002 and 2001 were driven primarily by higher product sales and a shift in the mix of service sales toward higher priced salon services, such as hair color, as well as increased customer transactions. A total of 30.5 million and 91.7 million customers were served system-wide in the third quarter and first nine months of fiscal 2002, respectively, compared to 28.8 million and 85.2 million customers served during the same periods of fiscal 2001.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $543.6 million for the third quarter and $1.6 billion for the first nine months of fiscal 2002, representing increases of 13.1 percent for both the quarter and year-to-date over the same periods last year. System-wide same-store sales increased 4.0 percent and 3.7 percent in the third quarter and first nine months of fiscal 2002, respectively, compared to 3.2 percent and 3.4 percent in the same periods of fiscal 2001.

Service Revenues. Service revenues in the third quarter of fiscal 2002 grew to $238.9 million, an increase of $12.6 million or 5.6 percent, over the same period in fiscal 2001. In the first nine months of fiscal 2002, service revenues were $707.1 million, an increase of $52.6 million or 8.0 percent, over the same period a year ago. The increase in service revenues was a result of new salon construction, same-store sales growth and salon acquisitions.

Product Revenues. Product revenues in the third quarter of fiscal 2002 grew to $103.1 million, an increase of $12.7 million, or 14.1 percent, over the same period in fiscal 2001. In the first nine months of fiscal 2002, product revenues increased $39.3 million, or 14.5 percent, to $309.3 million. These increases continue a trend of escalating product revenues due to strong product same-store sales growth of 8.3 percent in the third quarter and 7.3 percent during the first nine months of fiscal 2002, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. Product revenues as a percent of total company-owned revenues increased to 30.1 percent and 30.4 percent for the third quarter and first nine months of fiscal 2002, respectively, compared to 28.5 percent and 29.2 percent for the same periods a year ago.

Franchise Revenues. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $19.6 million in the third quarter and $53.4 million in the first nine months of fiscal 2002, compared to $14.3 million and $41.2 million, respectively, for the corresponding periods of fiscal 2001. The increase in franchise revenues was primarily the result of increased franchise royalties and fees related to the French franchise company, GGG, which was acquired in September 2001 and increased sales of product to franchisee salons.

Cost of Revenue
 The aggregate cost of service and product revenues for company-owned salons in the third quarter of fiscal 2002 was $191.1 million compared to $177.9 million in the same period in fiscal 2001. During the first nine months of fiscal 2002, the aggregate cost of service and product revenues were $566.3 million compared to $520.4 million in the same period a year ago. The resulting combined gross margin percentages for the third quarter and first nine months of fiscal 2002 improved 30 basis points to 44.1 percent and 60 basis points to 44.3 percent of company-owned revenues, respectively.

Service margins improved 30 basis points and 50 basis points in the third quarter and first nine months of fiscal 2002, respectively, to 43.1 percent of company-owned revenues. These improvements were primarily a result of leveraging payroll costs due to increased same-store sales gains, as well as increased efforts to control payroll and payroll related costs.

Product margins improved 20 basis points to 46.6 percent and 80 basis points to 47.1 percent of company-owned revenues in the third quarter and first nine months of fiscal 2002, respectively. These improvements were the result of a shift in the Company’s mix of products sold. Beginning in the latter portion of fiscal 2001, the product mix changed to consist more heavily of products with a higher profit margin. The improvement for the quarter was partially offset by a discount promotion on the MasterCuts private label product line.

Direct Salon
 This expense category includes direct costs associated with salon operations such as salon advertising, insurance, telephone, utilities and janitorial costs. For the third quarter of fiscal 2002, direct salon expense of $30.6 million decreased to 8.9 percent of company-owned revenues from 9.1 percent in the same period a year ago. For the first nine months of fiscal 2002, direct salon expense increased to $92.0 million, or 9.0 percent of company-owned revenues, from 8.9 percent in the corresponding period of fiscal 2001. The 20 basis point decrease as a percent of company-owned revenues during the third quarter was primarily the result of lower utilities expense due to a mild winter and decreased freight costs due to savings stemming from the new Salt Lake City, Utah distribution center, which opened in May 2001. The year-to-date increase of ten basis points was primarily a result of higher workers’ compensation costs.

Rent
 Rent expense for the third quarter and first nine months of fiscal 2002 was $48.4 million and $143.8 million, respectively, compared to $44.5 million and $129.0 million in the same periods of fiscal 2001. Rent expense increased 20 basis points as a percentage of company-owned revenues in both the third quarter and first nine months of fiscal 2002 primarily due to higher common area maintenance costs. In regional malls, landlords are experiencing higher maintenance, insurance and security costs which they are passing on to their tenants such as Regis.

Depreciation — Salon Level
 Depreciation expense at the salon level increased 20 basis points to 3.6 percent of company-owned revenues during the third quarter and ten basis points to 3.5 percent during the first nine months of fiscal 2002. The increase as a percent of sales was the result of salon asset write-offs during the quarter due to the timing of salon closures and relocations.

Direct Salon Contribution
 For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the third quarter and first nine months of fiscal 2002 to $59.7 million and $179.1 million, respectively, compared to $54.8 million and $161.6 million during the same periods of fiscal 2001. As a percent of sales, direct salon contribution increased 20 basis points to 17.5 percent and ten basis points to 17.6 percent of company-owned revenues during the third quarter and first nine months of fiscal 2002, respectively.

Selling, General and Administrative
 Expenses in this category include field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Selling, general and administrative (SG&A) expenses were $38.5 million in the third quarter of fiscal 2002, compared to $33.4 million in the same period in fiscal 2001. For the first nine months of fiscal 2002, SG&A expenses were $115.7 million, compared to $99.7 million in the corresponding period of fiscal 2001. As a percent of total revenues, SG&A expenses increased 50 basis points for the three and nine months ended March 31, 2002 to 10.6 percent and 10.8 percent, respectively. These increases were primarily due to franchise support costs associated with the September 2001 acquisition of the French franchise Company, GGG. Also, duplicative costs incurred during the first half of fiscal 2002 associated with operating three distribution centers, prior to closing the Company’s Minneapolis distribution center in December 2001, contributed to the year-to-date increase.

Depreciation and Amortization — Corporate
 Corporate depreciation and amortization decreased to 0.7 percent of total revenues in the third quarter and first nine months of fiscal 2002, compared to 1.7 percent in the same periods of fiscal 2001. These 100 basis point decreases were primarily related to the implementation of FAS No. 142 in July 2001, which discontinues the amortization of acquired goodwill, as discussed in Note 2 to the Consolidated Financial Statements.

Operating Income
 Operating income in the third quarter of fiscal 2002 improved to $32.9 million, or 9.1 percent of total revenues, an increase of $6.5 million or 24.6 percent over the same period in fiscal 2001. For the first nine months of fiscal 2002, operating income increased $18.0 million, or 23.2 percent, to $95.6 million, or 8.9 percent of total revenues.

Interest
 Interest expense in the third quarter and first nine months of fiscal 2002 declined to $4.5 million and $14.0 million, respectively, representing 1.2 percent of total revenues in the third quarter and 1.3 percent in the first nine months of fiscal 2002. The 50 basis point and 40 basis point decreases as a percent of total revenues for the third quarter and first nine months of fiscal 2002, respectively, were due to significantly lower interest rates during fiscal 2002 as compared to the same periods a year ago.

Income Taxes
 The Company’s annual effective income tax rate for the first nine months of fiscal 2002 was 37.1 percent, including 32.6 percent in the third quarter, compared to 40.0 percent in the first nine months of fiscal 2001. Management recognized a one-time income tax benefit of approximately $1.8 million during the third quarter of fiscal 2002 resulting from the implementation of certain tax planning strategies. Exclusive of this nonrecurring benefit, the Company’s annual underlying effective tax rate was 38.7 percent for the third quarter and 39.2 percent for the nine months ended March 31, 2002. The decrease in the effective rate, exclusive of the nonrecurring income tax benefit, was primarily due to the change in accounting for goodwill, as the permanent add-back for non-deductible goodwill amortization for stock acquisitions was eliminated. Management expects the Company’s recurring underlying effective tax rate for all of fiscal 2002, exclusive of the one-time benefit, to be approximately 39.2 percent and the actual fiscal 2002 effective tax rate to be approximately 37.7 percent as a result of the aforementioned one-time benefit.

Net Income
 Net income, exclusive of the fiscal 2002 nonrecurring income tax benefit, in the third quarter of fiscal 2002 grew to $17.6 million, or $.40 per diluted share, compared to $12.5 million, or $.30 per diluted share in the same period in fiscal 2001. Inclusive of the nonrecurring benefit, net income for the quarter ended March 31, 2002 was $19.3 million, or $.44 per diluted share.

For the first nine months of fiscal 2002, net income exclusive of the fiscal 2002 nonrecurring income tax benefit grew to $49.9 million, or $1.14 per diluted share, compared to $37.3 million, or $.89 per diluted share, in the corresponding period last year. For the nine months ended March 31, 2002, inclusive of the nonrecurring benefit, net income and earnings per diluted share increased to $51.7 million and $1.18 per diluted share.

The increases in earnings per diluted share primarily resulted from sales increases, improved gross margins and the change in accounting for goodwill. On a pro forma basis, assuming goodwill had not been amortized during fiscal 2001 and excluding the fiscal 2002 nonrecurring income tax benefit, net income increased to $17.6 million, or $.40 per diluted share, in the third quarter of fiscal 2002 compared to $14.8 million, or $.35 per diluted share, in the same period of fiscal 2001. On a pro forma basis for the year-to-date, net income increased to $49.9 million, or $1.14 per diluted share, during fiscal 2002 compared to $43.6 million, or $1.04 per diluted share, during the corresponding period of fiscal 2001. See Note 2 to the Consolidated Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES
 Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Net cash provided by operating activities for the first nine months of fiscal 2002 increased to $106.0 million compared to $79.2 million during the same period in fiscal 2001. The increase between the two periods was primarily due to improved operating performance, the timing of payments to vendors, the timing of income tax remittances, and continued improvement related to inventory management.

Capital Expenditures and Acquisitions
 During the first nine months of fiscal 2002, the Company had worldwide capital expenditures of $53.0 million, of which $2.5 million related to acquisitions. The Company constructed 269 new corporate salons in the first nine months of fiscal 2002, including 47 new Regis Salons, 33 new MasterCuts salons, 26 new Trade Secret salons, 92 new SmartStyle salons, 55 new Strip Center Salons and 16 new International salons, and completed 100 major remodeling projects. All capital expenditures during the first nine months of fiscal 2002 were funded by the Company’s operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2002 will include approximately 375 new salons and 150 major remodeling and conversion projects. It is expected that expenditures for these new salons and other projects will be approximately $70 million in fiscal 2002, excluding capital expenditures associated with acquisitions.

During the first nine months of fiscal 2002, the Company had worldwide expenditures of $19.1 million related to the acquisition of 569 salons, including 517 franchised salons.

In April of fiscal 2002, the Company announced its acquisition of Jean Louis David. The acquisition was funded by a portion of the proceeds from the Company’s recent $125.0 million of private placement debt and the issuance of 800,000 shares of the Company’s common stock. See Notes 6 and 11 to the Consolidated Financial Statements.

Contractual Obligations and Commercial Commitments
 The following tables reflect a summary of obligations and commitments outstanding by payment date as of March 31, 2002 (Dollars in thousands).

		Payments due by period

	Within			5 years
	1 year	1-2 years	3-4 years	or After	Total

Contractual Cash Obligations:
Senior Long-term debt	$4,275	$87,706	$34,500	$164,000	$290,481
Operating leases	152,633	248,782	148,653	125,181	675,249
Other long-term obligations	15,619	16,988	15,032	2,058	49,697

Total	$172,527	$353,476	$198,185	$291,239	$1,015,427

Operating leases represents long-term obligations for the rental of salon premises, which include franchisee accommodation leases of approximately $102.0 million, which are funded by franchisees. In the event of default by a franchise owner, the Company generally retains the right to acquire the related salon assets net of any outstanding obligations. Management has not experienced and does not expect any material loss to result from these instruments.

Other long-term obligations are composed of the following components.

•	$19.2 million related to operating leases for various equipment.

•	$10.2 million related to the residual value guarantee of a five year operating lease agreement for the Company’s distribution center and various equipment in Salt Lake City, Utah. Under the agreement, the Company is obligated to pay the deficiency between the residual value guarantee and the fair market value at the termination of the agreement. Although the residual value guarantee is included in the table above, the Company expects the fair market value of the distribution center and related equipment, subject to the purchase or remarket options, to substantially reduce or eliminate the Company’s potential liability under the residual value guarantee.

•	The Company is the guarantor on $9.2 million in lease agreements between its franchisees and leasing companies. This represents the undiscounted value of the remaining lease obligations. As of March 31, 2002, the discounted obligation the Company would be liable for is $7.3 million. Under the agreements, the leasing companies may elect to hold the Company liable if the franchisee defaults on the agreement. In such cases, the Company retains the right to possess the related salon operations. Management does not expect any material loss to result from these agreements.

•	$4.5 million related to automobile operating leases for its supervisory field staff.

•	$4.5 million related to capital leases and other.

•	$2.1 million related primarily to assumed debt from acquisitions.

The Company does not have unconditional purchase obligations, or significant other commercial commitments such as commitments under lines of credit, standby letters of credit and standby repurchase obligations or other commercial commitments.

The Company is in compliance with all covenants and other requirements of its credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons and businesses.

Financing
 See Note 6 to the Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. Additionally, the Company received an investment grade “2” rating in December 2001 from NAIC, the rating agency that regulates insurance companies in the private placement debt market. The change in rating has proven to provide the Company with greater and less expensive access to long-term senior debt during the third quarter, and the Company expects this benefit to continue in the future.

The Company operates in international markets and translates the financial statements of its international subsidiaries to U.S. dollars for financial reporting purposes, and accordingly is subject to fluctuations in currency exchange rates.

Dividends
 During the first nine months of fiscal 2002, the Company paid dividends totaling $3.8 million, or $.09 per share. On May 8, 2002, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on June 6, 2002 to shareholders of record on May 23, 2002.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “expect,” “estimate,” “anticipate,” and “plan.” Additional information concerning potential factors that could affect future financial results is included in the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on May 3, 2002.

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

As of March 31, 2002, the Company had $55.0 million of floating and $242.1 million of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and variable debt. In addition, on occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates. Generally, the terms of the interest rate swap agreements range from two to three years with settlement on a quarterly basis. As of March 31, 2002, the Company has entered into interest rate swap agreements covering $66.8 million of the floating rate obligations and $111.0 million of the fixed rate debt obligations, as discussed in Note 3 to the Consolidated Financial Statements.

The Company has also entered into a cross currency swap with a notional amount of $21.8 million to hedge its foreign currency exposure in certain of its net investments.

Part II — Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 15        Letter Re: Unaudited Interim Financial Information.

(b)	Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended March 31, 2002:

Form 8-K dated January 22, 2002 related to the announcement of the Company’s plan to diversify the investments held in the Company’s qualified and non-qualified retirement plans.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 9, 2002	By: /s/ Randy L. Pearce
Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the
registrant and as principal
accounting officer