Form 10-K
period 2002-06-30
REGIS CORP
filed 2002-09-24
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to _____________

Commission file number 0-11230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0749934

State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	(952) 947-7777

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.05 per share

(Title of class)

PART I
SALON LOCATION SUMMARY
PART II
PART III
PART IV
SIGNATURES
CERTIFICATIONS
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
EX-10.(AA) Note Purchase Agreement
EX-13 Selected Pages of the 2002 Annual Report
EX-23 Consent of PricewaterhouseCoopers LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     The aggregate market value of the voting stock held by nonaffiliates of registrant (based upon closing price of $27.83 per share as of September 16, 2002, as quoted on the Nasdaq Stock Exchange), was $1,205,460,847.

     The number of outstanding shares of the registrant’s common stock, par value $.05 per share, as of September 16, 2002, was 43,315,158.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement dated September 27, 2002 and Annual Report to Shareholders for the year ended June 30, 2002, are incorporated by reference into Parts I, II and III.

PART I

Item 1. Business

Background

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the largest owner, operator, franchisor and acquirer of hair and retail product salons in the world. The Company operates or franchises 6,618 domestic salons and 2,066 international salons. The Company executes its domestic operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and have consistent distribution channels. All of the salons within the North American concepts are located within high traffic retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way in which the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international. During fiscal 2002, the Company and its franchisees provided services to 125 million customers worldwide. The Company has approximately 43,000 employees worldwide.

Industry Overview

Management estimates that annual revenues of the hair care industry are $53 billion in the United States and $135 billion worldwide. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially, although still accounting for a small percentage of total locations. Management believes that chains will continue to increase their presence. Management also believes that the demand for salon services and products will increase in the next decade as the population ages and desires additional hair care services, such as coloring.

Business Strategy

The Company’s goal is to provide high quality affordable hair care services and products to wide ranges of customers through physically attractive salons located in high traffic and convenient locations. The key elements of the Company’s strategy to achieve these goals are the following:

Consistent, Quality Service. The Company is committed to meeting its customer’s hair care needs by providing competitively priced services and products in high traffic retail locations with professional and knowledgeable hairstylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. The major services supplied by the Company’s salons are haircutting and styling, hair coloring, shampooing, conditioning and permanent waving. To promote quality and consistency of services provided throughout the Company’s salons, Regis has full and part-time artistic directors whose duties are to teach and train salon operators and to instruct the stylists in current styling trends.

Diversification. The Company has the ability to diversify its salon base through location and concept. This provides the Company flexibility to meet consumer demand and demographics within the market.

The majority of the Company’s salons are in mall-based or strip center-based locations. The mall locations, which are aesthetically appealing and designed to attract customers from mall shoppers, provide a steady source of new business. The Company’s strip center salons are conveniently located in strip shopping centers with adequate traffic, appropriate trade area demographics, good visibility within the center or from adjoining streets, effective signage, easy access and adequate parking. The Company also operates salons within Wal-Mart stores and supercenters.

Regis’ North American salon concepts address the various customer preferences within the salon market. The Company’s regional mall salon concepts provide the Company with the ability to have multiple locations within a single mall. Because the square footage for each of the mall-based and strip center-based locations are approximately the same, the Company has the ability to determine which salon concept is best suited to a location or change the concept of existing salons to meet customer preference or demographic changes in the salon’s market.

The Company also has salons located internationally in malls, leading department stores, mass merchants and high-street locations, and is consistently focused on the moderate-to-upscale hair care and beauty market.

Expansion. The Company has grown through increasing revenues from existing salons, constructing additional salons, and mergers and acquisitions. Since 1995, the Company has added 7,150 net units (including franchised salons) to its worldwide salon base from new salon construction as well as mergers and acquisitions. During this same period of time, the Company added several new salon concepts, including SmartStyle, merged with Supercuts and The Barbers, and expanded its Regis Salons and MasterCuts concepts. In fiscal 2000, the Company added 68 salons operating under the Supercuts name through its merger with Supercuts UK. In fiscal 2002, the Company added 523 salons with its acquisition of the French franchise company Groupe Gerard Glemain (GGG), along with nearly 1,200 franchised salons with its acquisition of the European franchisor Jean Louis David (JLD). In addition to continuing its salon acquisition strategy, the Company expects to construct about 435 new company-owned salons and complete approximately 175 major remodeling and conversion projects during fiscal 2003.

The Company intends to focus future growth of salons in strip shopping centers across North America by adding company-owned salons and assisting current and new franchisees in their expansion and market development. The Company believes its growth opportunities in strip shopping centers of the retail hair care market in North America are vast and will complement the Company’s continuing growth of its mall-based concepts. In addition, the Company plans to continue pursuing expansion opportunities by adding company-owned and franchised salons located in Wal-Mart stores and supercenters. The Company also plans to expand its European presence through franchising its recently acquired brands in the GGG and JLD acquisitions.

High Quality Hair care Products. Through Trade Secret and the Company’s other salons, Regis sells nationally-recognized hair care products such as Matrix®, Paul Mitchell®, Sebastian®, Redken®, Tigi®, Back To Basics® and a complete line of products sold under the Regis label. Salon branded products are typically sold only through professional salons and generate slightly higher gross margins than haircutting and other salon services. The Company’s stylists are trained and compensated to sell hair care products to their customers. Sales of hair care products increased 14.1 percent in fiscal 2002 to a record $412.7 million and represented 30.0 percent of company-owned revenues.

Control Over Salon Operations. Regis controls the quality of operations and enjoys certain economies of scale in terms of certain corporate and store level expenses. The Company has an extensive training program, including the production of training videos for use in the salons, to ensure its hairstylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services.

Economies of Scale. Management believes that due to its size and number of locations the Company has certain advantages which are not available to single location salons or small chains. The Company uses its point-of-sale system to track inventory at the salons and to accumulate and monitor service and product sales. This product and customer information is used to evaluate salon productivity and, in some cases, to determine the most appropriate salon use for the location. Additionally, as a result of its volume purchases, the Company is able to purchase hair care products, supplies and salon fixtures on an advantageous basis. The Company is also able to gain market recognition for the Regis name and its salon concepts through national and local advertising and promotional programs. Furthermore, the Company has employee benefit programs, training and career path opportunities which the smaller owner cannot provide.

Salon Concepts:

The Company has two reporting segments based on its management structure: domestic and international. The Company’s domestic segment consists of 6,618 salons (2,224 franchised), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico as discussed below:

Regis Salons. Regis Salons are full-service, mall-based salons providing complete hair care and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at Regis Salons is approximately 75 percent women. These salons offer a full range of custom hairstyling, cutting, coloring, permanent wave and manicuring as well as hair care products. The average sale at Regis Salons is approximately $27. Regis Salons compete in their existing markets primarily by emphasizing the high quality of full services provided. The Company actively monitors the prices charged by its competitors in each area and makes every effort to maintain prices which, although in the higher range of local prices, remain competitive with prices of other salons offering similar, high quality services. At June 30, 2002, the Company operated 1,016 Regis Salons primarily in shopping malls in North America. Revenues from the Regis Salons increased to $416.2 million, or 28.6 percent of the Company’s total revenues, in fiscal 2002. The Company expects to construct about 50 new Regis Salons in fiscal 2003.

MasterCuts Family Haircutters. MasterCuts Family Haircutters salons are mall-based and serve a broader customer base than Regis Salons and respond to competitive pressures for more moderate cost hair care services. MasterCuts salons emphasize quality haircutting, lower prices and time-saving services for the entire family. Hair coloring services have been a recent contributor to the growth in MasterCuts service revenues. Further, a number of MasterCuts salons have recently begun to offer facial waxing services. The customer mix at MasterCuts salons contains a greater percentage of men and children than at Regis Salons. MasterCuts salons cater to walk-in customers and provide a warm, inviting atmosphere that is comfortable for all members of the family. Many of the same product lines sold in Regis Salons are also available in MasterCuts salons. In addition, the new MasterCuts private label haircare line appeared in salons beginning in July of 2002. The average sale at MasterCuts salons is approximately $14. The MasterCuts salons place emphasis on discount or promotional pricing for the services being offered in order to compete more effectively with other salons. At June 30, 2002, the Company operated 551 MasterCuts salons in North America. Revenues from MasterCuts salons grew to $164.8 million, or 11.3 percent of the Company’s total revenues, in fiscal 2002. During fiscal 2003, the Company plans to construct approximately 40 new MasterCuts salons.

Trade Secret. Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a mall-based retail setting while providing high quality hair care services. Trade Secret salons offer the same products as the Regis Salons and MasterCuts salons, but also have additional hair, skin and nail products. The average sale at Trade Secret salons is approximately $20. At June 30, 2002, the number of Trade Secret salons totaled 516 in North America, including 26 franchised locations. Revenues from company-owned Trade Secret salons and franchising activity during fiscal 2002 was $190.0 million and $2.9 million, respectively, or 13.3 percent of the Company’s total revenues. The Company anticipates constructing approximately 35 new Trade Secret salons in fiscal 2003.

SmartStyle. The Company expanded into the mass merchant retail arena in fiscal 1996 by acquiring 154 salons operating within Wal-Mart stores and supercenters. These salons share many operating characteristics with MasterCuts: pricing is promotional, services are focused on family hair services, and product revenues contribute solidly to overall revenues. In fiscal 1998, the Company introduced a new brand name, SmartStyle Family Hair Salons, for its company-owned Wal-Mart salons and rapidly expanded this new brand name into its Wal-Mart salons in fiscal 1999. As part of the merger with The Barbers in May 1999, the Company acquired 199 (158 franchised) salons operating as Cost Cutters in Wal-Mart stores and supercenters making Regis the primary provider of salon services in Wal-Marts. The Company operated 861 company-owned SmartStyle salons within Wal-Mart stores and supercenters at June 30, 2002. Revenue from company-owned SmartStyle salons grew to $178.7 million, or 12.3 percent of the Company’s total revenue in fiscal 2002. The average sale at SmartStyle salons is approximately $16. The Company anticipates constructing about 150 new company-owned SmartStyle salons in fiscal 2003. See the Cost Cutters section under Strip Center Salons for discussion of the 210 franchised salons within Wal-mart stores and supercenters.

Strip Center Salons. The Company’s Strip Center Salons are comprised of 1,476 company-owned and 1,988 franchised salons operating in strip centers under the following concepts:

Supercuts. The Supercuts concept provides consistent high quality hair care services to its customers at convenient times and locations and at a reasonable price. The stores are designed for ease of operation and the demand for basic hair care is believed to be recession resistant and non-seasonal. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. The average sale at Supercuts salons is approximately $12. At June 30, 2002, the Company operated 1,664 Supercuts stores in North America, including 952 franchised locations. Revenues from company-owned Supercuts and franchising activity during fiscal 2002 was $165.5 million and $33.0 million, respectively, or 13.7 percent of the Company’s total revenues. The Company plans to construct 80 new company-owned salons and franchisees will open an additional 100 Supercuts stores in fiscal 2003.

Cost Cutters. This group of franchised salons was added to the Company’s salon base as a result of the merger with The Barbers in fiscal 1999, as previously discussed. Cost Cutters salons provide value-priced hair care services for men, women and children and sell a complete line of professional hair care products. The average sale at Cost Cutters salons is approximately $13. At June 30, 2002, the Company franchised 612 Cost Cutters salons in strip centers and 210 Cost Cutters salons in Wal-Mart stores and supercenters generating franchise revenues during fiscal 2002 of $23.7 million, or 1.6 percent of the Company’s total revenues. The Company plans to add 40 franchise salons in strip centers and an additional 40 franchised salons in Wal-Mart stores and supercenters during fiscal 2003. In addition to the franchised salons, the Company operates company-owned Cost Cutters salons, as discussed below.

Other Company-owned Strip Center Salon Concepts. Company-owned Strip Center Salons are made up of successful salon groups acquired over the past five years operating under the primary brands of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters, BoRics and Magicuts, as well as other regional brand names. All concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other brands primarily cater to time-pressed, value-orientated families. The average sale for a company-owned strip center salon is approximately $13. At June 30, 2002, the Company operated 764 salons within this concept. Revenues from this group of salons during fiscal 2002 were $155.9 million or 10.7 percent of the Company’s total revenues. The Company anticipates building 60 new salons in this group in fiscal 2003.

Other Franchise Concepts. This group of franchised salons includes primarily First Choice Haircutters, Magicuts and Haircrafters, as well as other smaller brands which have been acquired in recent years. These concepts function primarily in the high volume, value-priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. At June 30, 2002, the Company franchised 424 salons in this group, generating franchise revenue during fiscal 2002 of $4.4 million, or 0.3 percent of the Company’s total revenues. In addition to these franchised salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above.

International Salons:

At June 30, 2002, the Company operated 2,066 hair care salons, including 1,684 franchised salons, located througout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company is currently positioned as the worldwide industry leader. During fiscal 2002, the Company added to its existing international salon concepts — primarily Regis Hairstylists, Trade Secret, Hair Express and Supercuts — with the acquisitions of the French franchisors, GGG and JLD. Salons associated with GGG operate under the brands Saint Algue, Coiff & Co., Intermede and City Looks. JLD operates primarily under the following concepts: JLD Diffusion, JLD Tradition and JLD Quick Service. Company-owned salons in the international division operate in malls, leading department stores, high-street locations and grocery and retail chains under license arrangements or real property leases, consistently focused on the value-priced, moderate and upscale hair care and beauty market. The average sale at an international salon is approximately $34. Revenues from company-owned and franchise operations for international salons grew to $105.5 million and $13.5 million, respectively, or 8.2 percent of the Company’s total revenues, in fiscal 2002. The Company expects to build approximately 19 company-owned and open an additional 125 to 150 franchised salons internationally during fiscal 2003.

Salon Development

The table on the following pages sets forth the number of system-wide salons (company-owned and franchised) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

SALON LOCATION SUMMARY

	1998	1999	2000	2001	2002

REGIS SALONS (3)
Open at beginning of period	835	844	905	912	981
Salons constructed	33	41	52	43	61
Acquired	15	63	14	65	17
Less relocations	15	20	29	17	17

Net salon openings	33	84	37	91	61
Conversions			(3)	(1)	(1)
Salons closed or sold	(24)	(23)	(27)	(21)	(25)

Open at end of period	844	905	912	981	1,016

MASTERCUTS
Open at beginning of period	362	412	460	502	523
Salons constructed	50	47	44	33	42
Acquired	8	13	7	2	1
Less relocations	4	7	5	10	2

Net salon openings	54	53	46	25	41
Conversions			1	1	1
Salon closed or sold	(4)	(5)	(5)	(5)	(14)

Open at end of period	412	460	502	523	551

TRADE SECRET
Company-owned Salons:
Open at beginning of period	302	340	432	460	478
Salons constructed	32	44	49	39	34
Acquired	14	64	13	3	1
Less relocations	4	9	8	7	11

Net salon openings	42	99	54	35	24
Conversions (1)	2	(7)	1	(2)	(1)
Salon closed or sold	(6)		(27)	(15)	(11)

Open at end of period	340	432	460	478	490

Franchised Salons:
Open at beginning of period	38	34	27	26	25
Salons added					1
Acquired (4)
Less relocations

Net salon openings					1
Conversions (1)	(2)	(7)
Salon closed or sold	(2)		(1)	(1)

Open at end of period	34	27	26	25	26

	1998	1999	2000	2001	2002

SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned Salons:
Open at beginning of period	198	293	386	547	722
Salons constructed	48	96	126	152	125
Acquired	47		43	38	17
Less relocations		3	5	4	1

Net salon openings	95	93	164	186	141
Conversions (1)				(9)
Salon closed or sold			(3)	(2)	(2)

Open at end of period	293	386	547	722	861

Franchised Salons:
Open at beginning of period	117	136	158	148	194
Salons constructed	19	22	33	39	37
Acquired (4)				2
Less relocations				1

Net salon openings	19	22	33	40	37
Conversions (1)			(43)	9	(17)
Salon closed or sold				(3)	(4)

Open at end of period	136	158	148	194	210

STRIP CENTERS
Company-owned Salons:
Open at beginning of period	423	500	667	982	1,383
Salons constructed	7	60	83	114	69
Acquired	47	143	276	341	76
Less relocations		3	3	8	2

Net salon openings	54	200	356	447	143
Conversions (1)	38	(25)	3	(13)	(4)
Salon closed or sold	(15)	(8)	(44)	(33)	(46)

Open at end of period	500	667	982	1,383	1,476

Franchised Salons:
Open at beginning of period	1,566	1,579	1,615	1,740	2,011
Salons constructed	96	106	164	131	150
Acquired (4)	30		147	184
Less relocations	3	4	12	10	12

Net salon openings	123	102	299	305	138
Conversions (1)	(38)	(2)	(135)	15	(78)
Salon closed or sold	(72)	(64)	(39)	(49)	(83)

Open at end of period	1,579	1,615	1,740	2,011	1,988

INTERNATIONAL (2)	1998	1999	2000	2001	2002

Company-owned Salons:
Open at beginning of period	481	460	372	352	364
Salons constructed	27	12	17	35	18
Acquired		1		3	16

Less relocations
Net salon openings	27	13	17	38	34
Conversions				(3)
Salons closed or sold	(48)	(101)	(37)	(23)	(16)

Open at end of period	460	372	352	364	382

Franchised Salons:
Salons constructed					69
Acquired (4)					1,664

Net salon openings					1,733
Salon closed or sold					(49)

Open at end of period					1,684

Grand total, system-wide	4,598	5,022	5,669	6,681	8,684

(1)	Represents primarily the conversion of franchise operations to company-owned.

(2)	Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret divisions and not included in the International salon totals.

(3)	Includes Mia & Maxx Hair Studio salons.

(4)	Represents primarily the acquisition of franchise networks.

The Company intends to construct approximately 435 new company-owned salons during fiscal 2003, up from 349 salons constructed in fiscal 2002. The Company has a program of modernizing its existing salons, ranging from redecoration to substantial reconstruction, in order to raise its older salons to the standards of its newly constructed locations. This program is implemented as management determines that a particular location will benefit from such modernization, or as required by lease renewals. A total of 134 salons were remodeled in fiscal 2002, and the Company anticipates completing approximately 175 projects in fiscal 2003.

Retail Products

The Company continues to place emphasis on the sales of higher-margin professional hair care products, with the result that such revenues have become an increasingly important part of the Company’s business, having grown from 5.4 percent of total company-owned revenues in fiscal 1987 to 30.0 percent in fiscal 2002. A significant portion of this growth has resulted from the introduction of national brand merchandise in 1988, the acquisition of Beauty Express in November 1992 and Trade Secret in December 1993. The hair care products offered are primarily shampoos, hair conditioners and styling and finishing products. The Company actively reviews its product line offerings and continuously investigates the quality and sales potential of new products. The Company utilizes its national salon network as a testing ground for new product formulations. There are many potential sources of supply for the types of products used or sold at the salons, and the Company is not dependent upon any single supplier.

Site Selection

Strip Center Locations. There are more than 40,000 strip shopping centers in the United States and Canada which provide the Company with vast growth opportunity for new strip center salons. Regis’ financial strength, successful salon operations and national recognition causes the Company to be an attractive tenant to strip center landlords. In evaluating specific locations for its non-mall brands for both company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allow customers adequate parking and quick and easy store access. The Company believes neighborhood shopping centers anchored by the number one or two grocery chains in the specific market, or a major mass merchant, provide access to a stable customer flow. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, visibility, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

Mall Locations. The Company is the largest shopping mall tenant which operates hair care salons in North America and has attained national tenant status which makes the Company an attractive tenant for shopping mall owners and developers. Mall owners and developers typically seek retailers such as Regis due to the Company’s financial strength, successful salon operations and status as a national mall tenant. In the United States, there are approximately 1,800 enclosed malls which meet the Company’s size and performance criteria with six to ten new shopping malls developed each year. Because the Company’s different salon concepts target different mass-market customer groups depending on the size and location of the shopping malls, more than one of the Company’s salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis, MasterCuts, Trade Secret and Mia & Maxx Hair Studio salons, of which the Company has penetrated approximately 60 percent.

The Company generally locates its Regis, MasterCuts, Trade Secret and Mia & Maxx Hair Studio salons in fully enclosed, climate-controlled shopping malls classified as “regional” having 400,000 or more square feet of leasable area and at least two full-line department store anchor tenants. The Company’s experience has been that selecting the proper mall and obtaining a favorable, high-traffic location within the mall are important determinants of the success of a new salon. For existing malls, the Company evaluates the current sales per square foot of selected tenants, the stature and strength of the anchor stores and the other major tenants, the location and traffic patterns within the mall, and the proximity of competitors. In addition, the Company may conduct site surveys and physical observations to assess the location, traffic patterns and competitive environment.

Several trends have enabled the Company to continue to lease high-profile space in existing malls. Leasing velocity and turnover have increased because the average length of shopping mall lease terms has declined over time. Also, many existing malls are being expanded, renovated and remerchandised. Because of these factors, the Company believes that it has ample expansion opportunities and therefore can be selective in establishing new mall locations.

Franchising Program

General

The Company has various franchising programs supporting its 3,908 franchised salons as of June 30, 2002, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Haircrafters, and franchisees operating under the European franchise companies of GGG and JLD.

The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

Standards of Operations

Franchisees are required to conform to company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company’s field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with the standards for each franchising program.

To further ensure conformity with all Supercuts and certain other franchises, the Company enters into the lease for the store site directly with the landlord, and subsequently subleases the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company’s operational policies and procedures. See Note 6 of “Notes to Consolidated Financial Statements” for further information.

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

Supercuts

The majority of existing Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company’s approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. During fiscal 2001, the Company began selling development agreements for new markets which include limited territory protection for the Supercuts brand. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

Cost Cutters, First Choice Haircutters and Magicuts

The majority of existing Cost Cutters’ franchise agreements have a 15-year term with a 15-year option to renew, while the majority of First Choice Haircutters’ franchise agreements have a ten-year term with a five-year option to renew. The majority of Magicuts’ franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company’s approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provides limited territorial protection.

Groupe Gerard Glemain(GGG) and Jean Louis David (JLD)

The majority of GGG’s franchise contracts have a five-year term with an implied option to renew for a term of three years. All new JLD contracts have five-year terms, although a substantial number of JLD’s existing contracts provide for an eight-year term. The franchise agreements for both GGG and JLD are site specific and only a small minority of the contracts provide for territorial exclusivity. The agreements provide for the right of first refusal if the salon is to be sold and the franchisee must obtain the Company’s approval before selling of the salon. Neither GGG nor JLD act as lessor for their franchisees.

Franchise Sales

Franchise expansion will continue to be a significant focus of the Company in the future. Existing franchisees and new franchisees that open multiple salons may receive a reduction in initial franchise fees.

Franchisee Training

The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. In addition, the Company provides store managers and stylists with extensive technical training for Supercuts franchises. For further description of the Company’s education and training programs, see the “Salon Training Programs” section of this document.

Markets and Marketing

The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its divisions targeting certain customer types and positioning each concept in the marketplace. Print, radio, television and billboard advertising are developed and supervised at the Company’s headquarters, but most advertising is done in the immediate area of the particular salon.

The primary franchise brands maintain separate Advertising Funds (the “Funds”), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system-wide activities. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty.

Salon Training Programs

The Company has an extensive hands-on training program for its hairstylists which emphasizes both technical training in hairstyling and cutting, hair coloring, perming and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive professional and quality service which the Company believes will result in more repeat customers, referrals and product sales.

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

Staff Recruiting and Retention

Recruiting quality managers and hairstylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company’s supervisory team recruits or develops and promotes from within those stylists that display initiative and imagination. The Company has been and believes it will continue to be successful in recruiting capable managers and stylists for a number of reasons. The Company utilizes a broad compensation system including cash incentives, merchandise awards, company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and hairstylists is competitive within the industry. Stylists benefit from the Company’s high-traffic locations, as well as name-recognition from Regis and Supercuts, and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

Salon Design

The Company’s salons are designed, built and operated in accordance with uniform standards and practices developed by the Company based on its experience. New salons are designed and constructed according to the Company’s standard specifications, thereby reducing design and construction costs and enhancing operating efficiencies. Salon fixtures and equipment are also uniform, allowing the Company to place large orders for these items with attendant cost savings.

The size of the Company’s salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, ranges from approximately $40,000 for a new SmartStyle to $185,000 for a Regis Salon. Of the total construction costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own design and construction department, and designs and supervises the construction, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing visually appealing salons. The design and construction staff focuses on aesthetic appeal, efficient use of space, cost and rapid completion times. The Company’s salons are airy in appearance and have limited partitions. Hair care products offered for sale are prominently and attractively displayed in the salons.

Each of the Company’s salon concepts has a different design related to the image to be projected. Regis Salons are more upscale in design and utilize wood and marble floors, mirrors and contrasting black and creme colors. Supercuts salons are functional in design and tastefully furnished, consistent with its image of a quality provider of affordable haircutting services. Cost Cutters and Style America salons appeal to a broad range of customers, providing value-priced full services in convenient locations. Hair Masters is a more upscale version of Cost Cutters or Style America. MasterCuts salons are family oriented and include extensive use of woodwork and warm, comfortable colors. Trade Secret salons use many of the same design techniques as Regis Salons, and also have open and easily accessible product displays. SmartStyle salons, which are strategically located near the check out counters in the front of Wal-Mart stores and supercenters, are efficiently designed and brightly colored to complement the Wal-Mart retail environment.

Operations

Company-owned and franchised salons located in the United States, Puerto Rico and Canada are operated and managed as part of the Company’s North American (domestic) operations. International company-owned salons, located primarily in the United Kingdom, are operated and managed in Coventry, England. International franchised salons are located primarily in France, Italy and Spain and are operated and managed by the Company’s wholly-owned subsidiary located in Paris, France.

For each salon concept, the Company’s operations are divided into geographic regions throughout North America. Each region is headed by one of the Company’s salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon. The salon directors for each salon concept report to the division’s Chief Operating Officer. Division Chief Operating Officers report to the Company’s Chief Executive Officer, who functions as the overall chief decision maker. The Chief Executive Officer regularly reviews salon operations and resource allocations with the salon directors.

Over the years, the Company has developed uniform procedures for opening new salons in such a manner as to maximize revenues from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high quality, profitable salon.

Management Information Systems

The Company utilizes a retail point-of-sale information system in all its corporate salons. This system collects data daily from each salon and consolidates the data into several management reports. The salon managers deposit all cash receipts into local accounts each night, which are then transferred into a centralized bank account. This process limits the Company’s need for working capital as cash is collected in advance of the payment of bills. Point-of-sale information is also used both to monitor salon performance and to generate customer data for use in identifying and anticipating industry trends for purposes of pricing and marketing. The Company has expanded the system to deliver on-line information as to sales of products to improve its inventory control system, including suggested monthly product purchase recommendations for a salon, a monthly report of sales and a perpetual inventory. Management believes that its information systems provide advantages in planning and analysis which are not available to a majority of its competitors which do not have management information systems.

Competition

The hair care industry is highly fragmented and competitive. In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition within malls from companies which operate salons within department stores and from smaller chains of salons, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

Significant entry barriers exist for new chains due to the need to establish customer awareness, systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of difference versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations. The Company believes that because of its established relationships with many leading shopping center developers throughout the country, its status in the hair care industry as a national rather than a local tenant, and its financial resources, it should not be constrained in obtaining sufficient shopping center locations to continue its historical pattern of growth.

Trademarks

The Company holds numerous trademarks, both in the United States and in several foreign countries. The most recognized trademarks are “Regis Salons,” “Supercuts,” “MasterCuts,” “Trade Secret,” “SmartStyle,” “Cost Cutters,” “Hair Masters,” “Jean Louis David,” “St. Algue,” “First Choice Haircutters” and “Magicuts.”

Although the Company believes the use of these trademarks is important in establishing and maintaining its reputation as a national operator of high quality hairstyling salons and is committed to protecting these trademarks by vigorously challenging any unauthorized use, the Company’s success and continuing growth are the result of the quality of its salon location selections and real estate strategies.

Employees

As of June 30, 2002, the Company had approximately 43,000 full- and part-time employees worldwide, of which approximately 37,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Community Involvement

Many of the Company’s stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company’s community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis on Mother’s Day to help fund breast cancer research, education, screening and treatment. To date, the Company has raised more than $3.5 million in fundraising for breast cancer research.

Governmental Regulations

The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its cosmetology business, including health and safety.

In the U.S., the Company’s franchise operations are subject to the Federal Trade Commission’s Trade Regulation Rule on Franchising (the “FTC Rule”) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company’s franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company’s operations.

In Canada, the Company’s franchise operations are subject to both the Alberta Franchise Act and the Ontario Franchise Act. The offering of franchises in Canada occurs by way of a disclosure document, which contains certain disclosures required by the Ontario and Alberta Franchise Acts. Both the Ontario and Alberta Franchise Acts primarily focus on disclosure requirements, although each requires certain relationship requirements such as a duty of fair dealing and the right of franchisees to associate and organize with other franchisees.

The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

Item 1a. Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included on pages 3 and 4 of the Registrant’s Proxy Statement dated September 27, 2002, and is incorporated herein by reference.

Information relating to Executive Officers of the Company follows:

Name	Age	Position

Myron Kunin	73	Chairman of the Board of Directors

Paul D. Finkelstein	60	President, Chief Executive Officer and Director

Christopher A. Fox	52	Executive Vice President, Real Estate and Director

Randy L. Pearce	47	Executive Vice President, Chief Financial and Administrative Officer

Bruce Johnson	49	Senior Vice President, Design and Construction

Mark Kartarik	46	Senior Vice President, President, Franchise Division

Gordon Nelson	51	Senior Vice President, Fashion and Education

Bert M. Gross	72	Senior Vice President, General Counsel and Secretary

Raymond Duke	51	Senior Vice President, International Managing Director, Europe

Sharon Kiker	57	Chief Operating Officer, Regis Salons

Kris Bergly	41	Chief Operating Officer, Style America and Hair Masters

Robert Ribnick	41	Chief Operating Officer, MasterCuts Family Haircutters

Vicki Langan	46	Chief Operating Officer, Supercuts, Inc.

Norma Knudsen	44	Chief Operating Officer, Trade Secret

C. John Briggs	58	Chief Operating Officer, SmartStyle Family Hair Salons

Andrew Cohen	39	Chief Operating Officer, International

Myron Kunin has served as Chairman of the Board of Directors of the Company since 1983, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., a 4.6 percent shareholder. Further, he is a director of Nortech Systems Incorporated.

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

Andrew Cohen was elected Chief Operating Officer, International in April 2002 and has served as Vice President, Salon Operations since 1998.

Item 2. Properties

The Company’s corporate executive and administrative offices are headquartered in a 170,000 square foot three building complex in Edina, Minnesota owned by the Company. As of June 30, 2002, the Company utilizes 135,000 square feet of the available office space and the remainder is either leased to third parties or available to be leased. Should the Company require additional office space in the future, the Company could remove or relocate existing tenants at the end of their lease term in order to provide additional administrative office space for its own purposes.

The Company also operates small executive and administrative offices for the international division primarily located in Coventry, England and Paris, France. These offices are occupied under long-term leases.

The Company completed construction of a new distribution center in Chattanooga, Tennessee during fiscal 1998 and expanded the facility in fiscal 2001. The Chattanooga facility currently utilizes the maximum amount of space available, 250,000 square feet. During fiscal year 2001, the Company completed the construction and development of a new 210,000 square foot distribution center in Salt Lake City, Utah. This facility is leased and may be expanded to 290,000 square feet to accommodate future growth. As a result of opening the Salt Lake City warehouse, the Company closed its Eden Prairie, Minnesota warehouse facility and terminated its lease in December 2001.

The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations which opened in regional malls during the past six years are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart stores and Wal-Mart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company’s option, for an additional five years. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company’s domestic locations.

The Company also leases the premises in which certain franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five-year initial term and one or more five-year renewal options. All additional lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sub-lease arrangements with the Company, negotiate and enter into leases on their own behalf.

None of the Company’s salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. As of June 30, 2002, in the opinion of company counsel, the ultimate liabilities resulting from such lawsuits and claims are not anticipated to have a material adverse effect on the consolidated financial position, the results of operations or the liquidity of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

On October 23, 2001, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors took place with the following results:

	FOR	WITHHOLD
AUTHORITY
Rolf F. Bjelland	35,066,366	1,391,069
Paul D. Finkelstein	30,596,823	5,860,612
Christopher A. Fox	30,596,951	5,860,484
Thomas L. Gregory	34,906,704	1,550,731
Van Zandt Hawn	35,066,066	1,391,369
Susan Hoyt	35,066,241	1,391,194
David B. Kunin	34,837,644	1,619,791
Myron Kunin	30,814,047	5,643,388

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Data relating to Market Stock Data Information and dividends as set forth in the sections included on page 43 of the Registrant’s 2002 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

As of June 30, 2002, Regis shares were owned by approximately 27,476 shareholders based on the number of record holders and an estimate of individual participants in security position listings.

Item 6. Selected Financial Data

Five-Year Summary of Selected Financial Data which is included on page 18 of the Registrant’s 2002 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Results of Operations and Financial Condition of the Company on pages 19 to 25 of the Registrant’s 2002 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, is incorporated herein by reference.

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

As of June 30, 2002, the Company had $55 million of floating and $244 of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and floating rate debt. On occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts. As of June 30, 2002, the Company has entered into interest rate swap agreements covering $55 million of its floating rate obligations and $111 million of its fixed rate obligations, as discussed in Note 5 of the Registrant’s 2002 Annual Report to Shareholders.

The Company has also entered into interest rate swap agreements with a notional amount of $11.8 million to hedge its variable rate operating lease obligations and a cross currency swap with a notional amount of $21.3 million to hedge its foreign currency exposure in certain of its net investments.

The table below presents information about the Company’s debt obligations, variable lease obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average interest rates as of June 30, 2002. For variable lease obligations, the table presents the maximum potential obligation under the residual value guarantee. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of June 30,

Liabilities	2003	2004	2005	2006	2007	Thereafter	TOTAL	Fair Value

(US$ equivalent in thousands)
Long-term debt:
Fixed rate ($US)	$6,173	$19,540	$14,123	$12,549	$22,037	$164,596	$239,018	$241,340
Average interest rate	7.60%	7.44%	7.63%	6.92%	7.91%	7.30%	7.38%
Fixed rate (GBP)	$75						$75	$75
Average interest rate	5.23%						5.23%
Fixed rate (Euro)	$973						$973	$973
Average interest rate	9.00%						9.00%
Variable rate ($US)		$55,000	$1,627				$56,627	$56,627
Average interest rate		3.63%	4.71%				3.66%
Operating Lease:
Variable Rate ($US)			$10,200 *				$10,200	$10,200
Average Interest Rate			4.71%				4.71%

Total liabilities	$7,221	$74,540	$25,950	$12,549	$22,037	$164,596	$306,893	$309,215

Interest rate derivatives
(US$ equivalent in thousands)
Pay variable/receive fixed ($US)	$2,500	$7,500	$12,500	$12,500	$22,000	$54,000	$111,000	$2,323
Average pay rate	4.66%	6.42%	7.23%	7.60%	7.68%	7.23%	7.25%
Average receive rate	7.25%	7.21%	7.15%	7.18%	6.85%	6.78%	6.92%
Pay fixed/receive variable ($US)	$55,000		$11,800 *				$66,800	$(2,804)
Average pay rate	7.14%		5.055%				6.77%
Average receive rate	2.50%		4.13%				2.79%

*	Represents the maximum potential obligation of $10.2 million under a residual value guarantee, as discussed in Note 6 to the Consolidated Financial Statements. The residual value guarantee is on a variable rate operating lease whose rental payments are based on current interest rates and an $11.8 million notional amount. The Company has entered into a derivative financial instrument to hedge $11.8 million of the variability of the remaining future lease payments.

The table below provides information about the Company’s net investments in foreign operations and derivative financial instruments by functional currency and presents such information in U.S. dollar equivalents. The table summarizes the Company’s exposure to foreign currency translation risk related to its net investments in its foreign subsidiaries along with its derivative financial instruments used to hedge against such exposure.

Net Investments:
(US$ Equivalent in thousands)
Net Investment (CND)	$51,429
Net Investment (EURO)	$72,053
Net Investment (GBP)	$29,266
Foreign Currency Derivate:
Fixed-for-fixed cross currency swap (Euro/US)
Euro Amount	€23,782
Average Pay Euro Rate	8.29%
USD Amount	$21,284
Average Receive US Rate	8.39%

The cross currency swap derivative financial instrument expires in fiscal 2007 and at June 30, 2002, the Company’s net investment in this derivative financial instrument was in a $2.4 million loss position, based on its estimated fair value.

At June 30, 2002, the Company’s cash is concentrated at a limited number of financial institutions. This exposes the Company to credit risk due to the concentrations of cash at these institutions. However, the Company believes that the credit risk is mitigated due to the financial strength of the financial institutions.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Accountants on page 44, the Consolidated Financial Statements on pages 26 to 42 and the Quarterly Financial Data on page 43 of the Registrant’s 2002 Annual Report to Shareholders, a copy of which is included as Exhibit 13 hereto, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

See Part I for information regarding Directors and Executive Officers of the Registrant.

Item 11. Executive Compensation

Executive compensation included on pages 6 and 7 of the Registrant’s Proxy Statement dated September 27, 2002, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

(a)	Security Ownership of Certain Beneficial Owners and Management on page 10 and 11 of the Registrant’s Proxy Statement dated September 27, 2002, is incorporated herein by reference.

(b)	The following table provides information about the Registrant’s common stock that may be issued upon the exercise of stock options under all of the Registrant’s equity compensation plans in effect as of June 30, 2002.

Number of securities
remaining available for
future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
Plan Category	outstanding options,	price of outstanding	securities reflected in the
	warrants and rights	options, warrants and rights	column (a))

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	6,141,307	$15.85	819,650
Equity compensation plans not approved by security holders	—	—	—

Total	6,141,307	$15.85	819,650

(1)	Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan. All of the Registrant’s equity compensation plans were approved by the shareholders. Information regarding the stock option plans included on pages 39 and 40 of the Registrant’s 2002 Annual Report to Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included on page 10 of the Registrant’s Proxy Statement dated September 27, 2002, and is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

There were no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of the Registrant’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1).	The following Consolidated Financial Statements of Regis Corporation, and the Report of Independent Accountants thereon, included on pages 26 to 42 of the Registrant’s 2002 Annual Report to Shareholders, are incorporated by reference in Item 8:

Report of Independent Accountants

Consolidated Balance Sheet as of June 30, 2002 and 2001

Consolidated Statement of Operations for each of the three years in the period ended June 30, 2002

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended June 30, 2002

Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 2002

Notes to Consolidated Financial Statements

(2).	The financial statement schedule required to be filed by Item 8 of this Form is as follows:

Report of Independent Accountants on Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts as of June 30, 2002, 2001 and 2000.

All other schedules are inapplicable to the Registrant, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(3).	Listing of Exhibits:

Exhibit Number

3(a)	Election of the registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987. (Filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

3(b)	By-Laws of the registrant. (Filed as Exhibit 3(c) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

4(a)	Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company’s Report on Form 8-K dated May 2, 1996.)

4(b)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G dated February 4, 1997)

4(c)	Three-for-two stock split. (Incorporated by reference to Item 2 of the Company’s Report on Form 10-Q dated May 3, 1999 for the quarter ended March 31, 1999.)

10(a)	Employment and Deferred Compensation Agreement, Dated as of April 14, 1998, between the Company and Paul D. Finkelstein. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998)

10(b)	Form of Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-K date September 24, 1997.)

10(c)	Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $500,000 owned by the registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the registrant and the insured’s designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(d)	Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e)	Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the registrant and Myron Kunin and Paul D. Finkelstein, Trustees (Incorporated by reference to Exhibit 10(q) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993)

10(f)	Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the registrant and Myron Kunin, Trustee (Incorporated by reference to Exhibit 10(r) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993)

10(g)	Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company’s Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h)	Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company’s Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(i)	Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company’s Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(j)	Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company’s Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(k)	Term Note A Agreement between the registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996)

10(l)	Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(m)	Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(n)	Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o)	Private Shelf Agreement dated as of December 19, 1997 between the registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(p)	Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(q)	Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(r)	Series G Senior Note dated as of July 10, 1998 between the registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(s)	Term Note C Agreement between the registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company’s Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(t)	Term Note H-1 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(u)	Term Note H-2 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(pp) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(v)	Term Note H-3 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(qq) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(w)	Term Note H-4 Agreement between the registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(rr) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(x)	Revolving Credit Agreement dated August 2, 1999 between the registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC. (Incorporated by reference to Exhibit 10(jj) of the Company’s Report on Form 10-K dated September 17, 1999, for the year ended June 30, 1999).

10(y)	Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)

10(z)	Term Note I-1 agreement between the registrant and Prudential Insurance Company of America dated October 3, 2000. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 12, 2001, for the year ended June 30, 2001.)

10(aa)	Note purchase agreement for $125,000,000 between the Registrant and purchasers listed in the attached Schedule A dated March 1, 2002.

10(bb)	Series A Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa).

10(cc)	Series B Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa).

13	Selected pages of the 2002 Annual Report to Shareholders

23	Consent of PricewaterhouseCoopers LLP

99.1	President and Chief Executive Officer of Regis Corporation:
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

99.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

The following reports on Form 8-K were filed during the three months ended June 30, 2002:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By /s/ Paul D. Finkelstein Paul D. Finkelstein, President and Chief Executive Officer

By /s/ Randy L. Pearce Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

DATE: September 24, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Myron Kunin Myron Kunin, Chairman of the Board of Directors	Date: September 24, 2002

/s/ Paul D. Finkelstein Paul D. Finkelstein, Director	Date: September 24, 2002

/s/ Christopher A. Fox Christopher A. Fox, Director	Date: September 24, 2002

/s/ David B. Kunin David B. Kunin, Director	Date: September 24, 2002

/s/ Rolf Bjelland Rolf Bjelland, Director	Date: September 24, 2002

/s/ Van Zandt Hawn Van Zandt Hawn, Director	Date: September 24, 2002

/s/ Susan S. Hoyt Susan S. Hoyt, Director	Date: September 24, 2002

/s/Thomas L. Gregory Thomas L. Gregory, Director	Date: September 24, 2002

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Finkelstein, President and Chief Executive Officer of Regis Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Regis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

September 24, 2002

/s/ Paul D. Finkelstein Paul D. Finkelstein, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation, certify that:

1.	I have reviewed this annual report on Form 10-K of Regis Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

September 24, 2002

/s/Randy L. Pearce Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 27, 2002 appearing in the 2002 Annual Report to Shareholders of Regis Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 27, 2002

REGIS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
as of June 30, 2002, 2001 and 2000
(dollars in thousands)

Column A	Column B	Column C			Column D		Column E

	Balance at	Charged to					Balance at
	beginning	costs and	Charged to				end of
Description	of period	expenses	Other Accounts		Deductions		period

June 30, 2002:
Valuation Account, Allowance for doubtful accounts	$1,613	$696	$45	(1)	$517	(2)	$1,837
June 30, 2001:
Valuation Account, Allowance for doubtful accounts	$710	$807	$373	(1)	$277	(2)	$1,613
June 30, 2000:
Valuation Account, Allowance for doubtful accounts	$246		$504	(1)	$40	(2)	$710

Notes:

(1) Related to the acquisition of franchise receivables.

(2) Represents primarily the write off of uncollectible receivables.