Form 10-Q
period 2002-09-30
REGIS CORP
filed 2002-11-12
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________   to _____________________

________________

Commission file number      011230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0749934

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2002:

Common Stock, $.05 par value	43,270,931
Class	Number of Shares

REGIS CORPORATION

INDEX

Part I	Financial Information	Page Nos.

	Item 1. Consolidated Financial Statements:

	Balance Sheet as of September 30, 2002 and June 30, 2002	3

	Statement of Operations for the three months ended September 30, 2002 and 2001	4

	Statement of Cash Flows for the three months ended September 30, 2002 and 2001	5

	Notes to Consolidated Financial Statements	6-10

	Review Report of Independent Accountants	11

	Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	12-22

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4. Controls and Procedures	25

Part II	Other Information

	Item 4. Submission of Matters to a Vote of Security Holders	26

	Item 6. Exhibits and Reports on Form 8-K	26

	Signature	27

	Certifications	28

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
as of September 30, 2002 and June 30, 2002
(Dollars in thousands, except par value)

	(Unaudited)
	September 30, 2002	June 30, 2002

ASSETS
Current assets:
Cash	$66,343	$87,103
Receivables, net	29,960	26,901
Inventories	132,844	120,259
Deferred income taxes	10,740	9,843
Other current assets	8,562	12,580

Total current assets	248,449	256,686
Property and equipment, net	321,414	318,482
Goodwill	344,682	304,529
Other intangibles, net	50,998	54,907
Other assets	29,970	22,586

Total assets	$995,513	$957,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$6,319	$7,221
Accounts payable	64,709	54,545
Accrued expenses	90,496	97,523

Total current liabilities	161,524	159,289
Long-term debt	304,760	291,795
Other noncurrent liabilities	63,124	61,441
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 43,211,356 and 43,040,381 common shares at September 30, 2002 and June 30, 2002, respectively	2,160	2,152
Additional paid-in capital	200,648	194,859
Accumulated other comprehensive income	1,164	3,938
Retained earnings	262,133	243,716

Total shareholders’ equity	466,105	444,665

Total liabilities and shareholders’ equity	$995,513	$957,190

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Revenues:
Company-owned salons:
Service	$263,076	$233,619
Product	110,293	100,572

	373,369	334,191
Franchise revenues:
Royalties and fees	17,118	10,177
Product sales	8,736	5,300

	25,854	15,477

	399,223	349,668
Operating expenses:
Company-owned salons:
Cost of service	147,628	132,592
Cost of product	56,672	53,260
Direct salon	35,405	31,186
Rent	53,782	47,180
Depreciation	12,739	11,307

	306,226	275,525
Franchise direct costs, including product and equipment	13,786	6,304
Corporate and franchise support costs	39,916	35,258
Depreciation and amortization	2,947	2,429

Total operating expenses	362,875	319,516

Operating income	36,348	30,152
Other income (expense):
Interest	(5,145)	(4,782)
Other, net	326	75

Income before income taxes	31,529	25,445
Income taxes	(11,812)	(10,089)

Net income	$19,717	$15,356

Net income per share:
Basic	$.46	$.37

Diluted	$.44	$.36

Weighted averages shares outstanding:
Basic	43,163	41,741

Diluted	45,020	42,906

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 2002 and 2001
(Dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$19,717	$15,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,898	13,423
Amortization	895	496
Deferred income taxes	222	1,021
Other	(242)	(200)
Changes in operating assets and liabilities:
Receivables	(2,801)	1,486
Inventories	(10,915)	(423)
Other current assets	4,606	3,159
Other assets	(2,391)	594
Accounts payable	7,918	2,046
Accrued expenses	(6,282)	481
Other noncurrent liabilities	3,598	(1,196)

Net cash provided by operating activities	29,223	36,243

Cash flows from investing activities:
Capital expenditures	(16,071)	(19,634)
Proceeds from sale of assets	527	192
Purchases of salon net assets, net of cash acquired	(33,981)	(16,891)

Net cash used in investing activities	(49,525)	(36,333)

Cash flows from financing activities:
Borrowings on revolving credit facilities	112,400	82,200
Payments on revolving credit facilities	(106,400)	(70,500)
Repayment of long-term debt	(1,401)	(730)
Other, primarily decrease in negative book cash balances	(124)	(323)
Dividends paid	(1,301)	(1,249)
Repurchase of common stock	(4,376)
Proceeds from issuance of common stock	817	433

Net cash (used in) provided by financing activities	(385)	9,831

Effect of exchange rate changes on cash	(73)	(142)

(Decrease) increase in cash	(20,760)	9,599
Cash:
Beginning of period	87,103	24,658

End of period	$66,343	$34,257

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2002 and for the three months ended September 30, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2002 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2002 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended June 30, 2002.

With respect to the unaudited financial information of the Company for the three month periods ended September 30, 2002 and 2001 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 29, 2002 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Sales: On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues.

Reclassifications:
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The initial adoption of this Statement had no impact on the Consolidated Statement of Operations.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for costs associated with an exit or disposal activities be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have any impact on the Consolidated Statement of Operations.

3.	DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company is exposed to changes in interest rates and foreign currency rates. In addition, the Company has investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to currency exchange-rate volatility. The Company has established policies and procedures that govern the management of these exposures through the use of financial instruments. By policy, the Company does not enter into such contracts for the purpose of speculation. The Company uses interest rate swaps to convert a portion of its variable rate debt to fixed rates, or to convert a portion of its nonprepayable fixed rate debt to variable rate debt.

At September 30, 2002 and 2001, Regis had interest rate swap contracts to pay fixed rates of interest (ranging from 5.1 to 7.2 percent during the first quarters of fiscal 2003 and 2002) and receive variable rates of interest based on the three-month LIBOR rate (1.8 percent during the first quarter of fiscal 2003 and ranging from 2.6 to 3.8 percent during the first quarter of fiscal 2002) on $25.0, $30.0 and $11.8 million notional amounts of indebtedness through April 2003, June 2003 and June 2005, respectively. These swaps have been designated as cash flow hedges of interest payments on a portion of the Company’s revolving credit facility and rental payments on the Company’s warehouse operating lease. During the first quarter of fiscal 2003 and 2002, no hedge ineffectiveness occurred. The pay-fixed receive-variable interest rate swaps resulted in net settlement losses of approximately $.9 and $.5 million that have been transferred from accumulated other comprehensive income to earnings during the first quarter of fiscal 2003 and 2002, respectively. Such amounts are classified as part of interest expense in the Consolidated Statement of Operations. As of September 30, 2002, the Company estimates, based on current interest rates that approximately $3.1 million of deferred net unrealized losses on derivative instruments accumulated in other comprehensive income are expected to be transferred to earnings during the next twelve months. Such amounts will be transferred to earnings as interest payments are made on the variable rate debt. The net gain recorded in other comprehensive income, net of tax, was $.1 million during the first quarter of fiscal 2003 and the net loss recorded in other comprehensive income, net of tax, was $1.0 million during the first quarter of fiscal 2002.

During the third quarter of fiscal 2002, the Company entered into interest rate swap contracts to pay variable rates of interest based on the three-month and six-month LIBOR rate plus a credit spread (ranging from 2.7 to 6.3 percent during the three months ended September 30, 2002) and receive fixed rates of interest (ranging from 6.7 to 8.2 percent) on an aggregate $111.0 million notional amount of indebtedness, with maturation dates between July 2003 and March 2009. These swaps have been designated as fair value hedges of a portion of the Company’s senior term notes. No hedge ineffectiveness occurred during the quarter. As a result, the swaps did not have a net impact on earnings.

During the first quarter of fiscal 2002, the Company entered into a cross-currency swap, with a notional amount of $21.3 million, to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedges approximately 13 percent of the Company’s net investments in foreign operations at September 30, 2002. For the quarter ended September 30, 2002 and 2001, $.3 million of gain, net of tax, and $.3 million of loss, net of tax, related to this derivative was charged to the cumulative translation adjustment account, which is a component of other comprehensive income.

4.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

The Company recorded increases in equity of $7.5 million primarily related to shares issued in connection with salon acquisitions, $2.4 million related to shares held in the Company’s equity compensation plans and $0.3 million related to the tax benefit realized upon exercise of stock options, partially offset by $4.4 million related to shares repurchased under the Company’s stock repurchase program, to additional paid-in capital during the three months ended September 30, 2002.

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2002 and 2001 were as follows:

	For the Three Months Ended
	September 30,

	(Dollars in thousands)
	2002	2001

Net income	$19,717	$15,356
Other comprehensive income:
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes	72	(958)
Change in cumulative foreign currency translation	(2,846)	(1,118)

Total comprehensive income	$16,943	$13,280

5.	NET INCOME PER SHARE:

Stock options covering approximately 302,935 and 832,650 shares were excluded from the shares used in the computation of diluted earnings per share for first quarter of fiscal 2003 and 2002, respectively, since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended
	September 30,

	2002	2001

Weighted average shares for basic earnings per share	43,162,736	41,740,812
Effect of dilutive securities:
Dilutive effect of stock options	1,802,718	1,142,955
Contingent shares issuable under contingent stock agreements	54,251	22,722

Weighted average shares for diluted earnings per share	45,019,705	42,906,489

6.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2002, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $713,000. During the first three months of fiscal 2003, such liabilities were reduced by cash payments of $77,000 and increased by $9,000 related to translation rates, resulting in balance of $645,000 at September 30, 2002. This remaining amount will be satisfied through periodic contractual payments by the end of fiscal 2004.

7.	SEGMENT INFORMATION:

The Company operates or franchises 7,056 domestic salons and 2,082 international salons. The Company executes its domestic operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and have consistent distribution channels. All of the salons within the North American concepts are located within high traffic retail (destination) shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way in which the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of September 30, 2002 and 2001:

	For the Three Months Ended
	September 30,

	(Dollars in thousands)
	2002	2001

Total revenues:
Domestic	$363,447	$326,062
International	35,776	23,606

Total	$399,223	$349,668

Salon contribution*:
Domestic	$72,321	$64,281
International	6,890	3,558

Total	$79,211	$67,839

         * Includes franchise revenues less franchise direct costs.

8.	ACQUISITIONS:

During the three months ended September 30, 2002 and 2001, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, which may have components representing preliminary allocations, the components of the aggregate purchase prices of the acquisitions made during the periods ended September 30, 2002 and 2001 and the allocation of the purchase price were as follows:

	Three Months Ended
	September 30,

	(Dollars in thousands)
	2002	2001

Components of aggregate purchase price
Cash	$33,981	$16,891
Stock	7,500	3,554
Liabilities assumed or payable	666	5,158

	$42,147	$25,603

Allocation of the purchase price:
Net tangible assets acquired	$1,687	$5,912
Identifiable intangible assets	1,409	5,740
Goodwill	39,051	13,951

	$42,147	$25,603

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 2002, and the related consolidated statements of operations and of cash flows for the three month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2002, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated August 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2002, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 29, 2002

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons. The Regis worldwide operations include 9,138 salons at September 30, 2002 operating in two reportable operating segments: domestic and international. Each of the Company’s concepts have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic segment includes 7,056 salons, including 2,207 franchised salons, operating in North America primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,082 salons, including 1,696 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has over 43,000 employees worldwide.

First quarter fiscal 2003 revenues grew to a record $399.2 million, including franchise revenues of $25.9 million, a 14.2 percent increase over the first quarter of fiscal 2002.

Operating income in first quarter of fiscal 2003 increased to $36.3 million, a 20.5 percent increase over the corresponding period of fiscal 2002.

Net income in the first quarter of fiscal 2003 increased to $19.7 million, or $.44 per diluted share, a net income and earnings per share increase of 28.4 and 22.2 percent, respectively, from first quarter fiscal 2002.

Results of Operations

The following table sets forth for the periods indicated certain information derived from the Company’s Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Three Months Ended September 30,

	2002	2001

Company-owned service revenues (1)	70.5%	69.9%
Company-owned product revenues (1)	29.5	30.1
Franchise revenues	6.5	4.4
Company-owned operations:
Profit margins on service (2)	43.9	43.2
Profit margins on product (3)	48.6	47.0
Direct salon (1)	9.5	9.3
Rent (1)	14.4	14.1
Depreciation (1)	3.4	3.4
Direct salon contribution (1)	18.0	17.6
Franchise direct costs, including product and equipment (4)	53.3	40.7
Corporate and franchise support costs	10.0	10.1
Depreciation and amortization	0.7	0.7
Operating income	9.1	8.6
Income before income taxes	7.9	7.3
Net income	4.9	4.4

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of service revenues.

(3)	Computed as a percent of product revenues.

(4)	Computed as a percent of franchise revenues.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its Consolidated Financial Statements to be:

•	useful lives assigned to long-lived and intangible assets;

•	recoverability of long-lived and intangible assets, including goodwill;

•	allocation of the purchase price to acquired assets and liabilities, including goodwill and intangibles;

•	various commitments and contingencies; and

•	product costs.

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

The Company reviews long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. The Company generally considers its brands to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. If an impairment were to be recognized, the carrying value of the impaired asset would be reduced to its fair value based on discounted estimated future cash flows. For goodwill, an impairment is evaluated based on the fair value of the concept to which the goodwill relates.

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

On an interim basis, product costs are determined by applying an estimated gross profit margin to product revenues. The estimated gross profit margins are based primarily on historical factors. Management also incorporates into the margin its best estimate of the current product mix impact. On a semi-annual basis, the Company performs physical inventories and adjusts product costs to actual as determined under the lower of cost or market determined on a weighted average basis, which approximates the first-in, first-out method, and updates its gross profit margins accordingly.

RESULTS OF OPERATIONS

Revenues
 Revenues for the first quarter of fiscal 2003 grew to a record $399.2 million, an increase of $49.6 million or 14.2 percent, over the same period in fiscal 2002. Approximately 58 percent of this increase was attributable to salon acquisitions and 32 percent to new salon construction, with the remaining increase primarily due to revenue growth from International operations. Mall and strip center based domestic salons, all associated with operations in the United States and Canada (domestic salons), accounted for $35.9 million of the increase in total revenues, while franchise revenues increased $10.4 million, primarily due to International operations, and revenue from company-owned International operations increased $3.3 million.

Revenues by concept for the quarters ended September 30, 2002 and 2001 were as follows:

	2002	2001

	(Dollars in thousands)
Domestic:
Regis Salons	$104,691	$102,852
MasterCuts	42,706	40,895
Trade Secret	49,830	47,773
SmartStyle	52,497	40,175
Strip Center Salons (primarily Supercuts and Cost Cutters)	113,723	94,367
International	35,776	23,606

	$399,223	$349,668

Included in the table above, primarily as part of Strip Center Salons during the first quarter of both fiscal 2003 and 2002, as well as International during the first quarter of fiscal 2003, are franchise revenues of $25.9 and $15.5 million for the three months ended September 30, 2002 and 2001, respectively.

During the first quarter of fiscal 2003 and 2002, same-store sales from all domestic company-owned salons open more than 12 months increased 1.0 and 3.2 percent, respectively. Same-store sales increases achieved during the first quarter of fiscal 2003 were driven primarily by a shift in the mix of service sales toward higher priced salon services, such as hair color and waxing services, as well as increased product sales. Same-store sales increases during the first three months of fiscal 2003 were lower than the corresponding quarter of the prior fiscal year primarily due to the strength of product promotions in July and August of fiscal 2002 and an overall decline in the state of the economy as compared to the first three months of fiscal 2002.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $694.0 million during the first quarter of fiscal 2003, representing an increase of 35.2 percent over the same period last year. The increase in system-wide sales during the first three months of fiscal 2003 was primarily the result of salons added to the system through acquisitions, as well as net salon openings. System-wide same-store sales increased 1.5 and 3.8 percent in the first quarter of fiscal 2003 and 2002, respectively. A total of 34.5 and 30.1 million customers were served system-wide in the first quarter of fiscal 2003 and 2002, respectively. The increase in total customers was primarily the result of additional salons added to the system.

Service Revenues. Service revenues in the first quarter of fiscal 2003 grew to $263.1 million, an increase of $29.5 million or 12.6 percent, over the same period in fiscal 2002. The increase in service revenues was primarily a result of acquisitions and new salon construction.

Product Revenues. Product revenues in the first quarter of fiscal 2003 grew to $110.3 million, an increase of $9.7 million, or 9.7 percent, over the same period in fiscal 2002. This increase continues a trend of escalating product revenues due to strong product same-store sales growth, a reflection of the continuous focus on product awareness, training and acceptance of national label merchandise. As a percent of company-owned revenues, product sales fell 60 basis points as compared to the first quarter of fiscal 2002 due to the strength of product promotions in July and August of fiscal 2002.

Franchise Revenues. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $25.9 million in the first quarter of fiscal 2003, compared to $15.5 million for the corresponding period of fiscal 2002. The increase in franchise revenues was primarily the result of increased franchise royalties and fees related to the recently acquired European franchise companies, Groupe Gerard Glemain (GGG) and Jean Louis David (JLD), as well as increased sales of product to franchisee salons.

Cost of Revenue
The aggregate cost of service and product revenues for company-owned salons in the first quarter of fiscal 2003 was $204.3 million compared to $185.9 million in the same period in fiscal 2002. The resulting combined gross margin percentage for the first quarter of fiscal 2003 improved 90 basis points to 45.3 percent of company-owned revenues.

Service margins improved 70 basis points in the first quarter of fiscal 2003 to 43.9 percent of company-owned revenues. This improvement was primarily due to initiatives that resulted in lower payroll and payroll related costs as compared to the corresponding period of fiscal 2002.

Product margins improved 160 basis points to 48.6 percent of company-owned revenues in the first quarter of fiscal 2003. This improvement was primarily the result of improved purchasing power, enabling the Company to buy retail product from vendors at lower prices, as well as a continuing shift in the mix of sales towards products with higher profit margins.

Direct Salon
 This expense category includes direct costs associated with salon operations such as salon advertising, insurance, telephone, utilities and janitorial costs. For the first quarter of fiscal 2003, direct salon expense of $35.4 million increased to 9.5 percent of company-owned revenues from 9.3 percent in the same period a year ago. The 20 basis point increase as a percent of company-owned revenues was primarily the result of higher workers’ compensation costs.

Rent
 Rent expense during the first quarter of fiscal 2003 was $53.8 million, compared to $47.2 million in the same period of fiscal 2002. Rent expense increased 30 basis points as a percentage of company-owned revenues in the first quarter of fiscal 2003 primarily due to higher minimum rents related to acquired salons operating under the Regis and Strip Center Salon concepts. Additionally, common area costs continued to increase due to landlords in regional malls passing on increased insurance, utility and maintenance costs to their tenants.

Depreciation – Salon Level
 Depreciation expense at the salon level remained consistent as a percent of company-owned revenues at 3.4 percent during the first quarter of fiscal 2003 as compared to the corresponding period of fiscal 2002.

Direct Salon Contribution
 For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased in the first quarter of fiscal 2003 to $67.1 million, compared to $58.7 million during the same period of fiscal 2002. As a percent of sales, direct salon contribution improved 40 basis points to 18.0 percent of company-owned revenues during the first three months of fiscal 2003.

Franchise Direct Costs, Including Product and Equipment
 Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred at the Home Office and in Europe to support franchising activities. Franchise direct costs increased to $13.8 million, or 53.3 percent of franchise revenues, during the period ended September 30, 2002. The increase was primarily related to additional support costs associated with the recently acquired European franchise companies, GGG and JLD. Additionally, growth in the sale of retail product to franchisees contributed to the overall dollar increase.

Corporate and Franchise Support Costs
 Expenses in this category include field supervision (payroll, related taxes and travel) and Home Office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Corporate and franchise support costs (CFSC) were $39.9 million in the first quarter of fiscal 2003, compared to $35.3 million in the same period in fiscal 2002. As a percent of total revenues, CFSC decreased ten basis points for the three months ended September 30, 2002 to 10.0 percent. This improvement was primarily due to duplicative costs incurred during the first half of fiscal 2002 associated with operating three distribution centers, prior to closing the Company’s Minneapolis distribution center in December 2001.

Depreciation and Amortization – Corporate
 Corporate depreciation and amortization remained consistent at 0.7 percent of total revenues in the first quarter of fiscal 2003 and 2002.

Operating Income
 Operating income in the first quarter of fiscal 2003 improved to $36.3 million, or 9.1 percent of total revenues, an increase of 20.5 percent, or 50 basis points, over the same period in fiscal 2002.

Interest
 Interest expense in the first quarter of fiscal 2003 increased $363,000 to $5.1 million. As a percent of total revenues, interest expense improved ten basis points to 1.3 percent primarily due to a reduction in interest rates on the Company’s variable rate debt.

Income Taxes
 The Company’s effective income tax rate for the first three months of fiscal 2002 was 37.5 percent, compared to 39.7 percent in the first three months of fiscal 2002. The improvement in the fiscal 2003 effective rate was primarily due to the GGG and JLD French tax structures and the successful resolution of certain tax matters related to previous periods, as well as tax savings resulting from certain tax strategies adopted late in fiscal 2002. Management expects the underlying effective tax rate for all of fiscal 2003 to be approximately 38.3 percent.

Net Income
 Net income in the first quarter of fiscal 2003 grew to $19.7 million, or $.44 per diluted share, compared to $15.4 million, or $.36 per diluted share in the same period in fiscal 2002. The increase in earnings per diluted share primarily resulted from sales increases and improved gross margins.

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

LIQUIDITY AND CAPITAL RESOURCES
 Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Net cash provided by operating activities for the first three months of fiscal 2003 decreased to $29.2 million compared to $36.2 million during the same period in fiscal 2002. Although operating performance improved, the decline in net cash provided by operations was primarily due to increased inventory levels due to the timing of purchases and sales.

Capital Expenditures and Acquisitions
 During the first three months of fiscal 2003, the Company had worldwide capital expenditures of $17.1 million, of which $1.0 million related to acquisitions. The Company constructed 109 new corporate salons in the first quarter of fiscal 2003, including 14 new Regis Salons, 12 new MasterCuts salons, 10 new Trade Secret salons, 50 new SmartStyle salons, 18 new Strip Center Salons and 5 new International salons, and completed 59 major remodeling projects. All capital expenditures during the first three months of fiscal 2003 were funded by the Company’s operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2003 will include approximately 435 new company-owned salons, 300 to 350 new franchised salons, 175 major remodeling and conversion projects and 400 to 500 acquired salons. It is expected that expenditures for these development activities will be approximately $140 to $155 million, of which $75 million is allocated to new salon construction and remodeling and conversions.

Contractual Obligations and Commercial Commitments
 There have been no significant changes in unconditional purchase obligations, significant other commercial commitments such as commitments under lines of credit, standby letters of credit or standby repurchase obligations or other commercial commitments since June 30, 2002.

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

Financing
 There were no significant financing activities during the first quarter of fiscal 2003. Derivative activities are discussed in Note 3 to the Consolidated Financial Statements.

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

Dividends
 During the first three months of fiscal 2003, the Company paid dividends totaling $1.3 million, or $.03 per share. On November 5, 2002, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on December 3, 2002 to shareholders of record on November 19, 2002.

Outlook
 Regis Corporation is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons in the $135 billion hair care industry. The 9,138 company-owned and franchised salons, which generated $694.0 million of system-wide sales in the first quarter of fiscal year 2003, are located in the United States, Canada, France, Italy, the United Kingdom, Spain, Belgium, Switzerland, Poland, Brazil and Puerto Rico.

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of building, acquiring and franchising salons in high traffic locations throughout North America and Europe.

Eight times larger than its nearest competitor, the Company maintains just a two percent worldwide market share, signaling substantial opportunities for long-term future growth.

Near-term
 For fiscal year 2003, the Company expects revenue growth of 12 to 14 percent and growth in diluted earnings per share to a range of $1.82 to $1.85, an increase of 14 to 16 percent. The Company plans to achieve this revenue growth through the combination of salon acquisitions (6.0 to 6.5 percent), new salon construction (4.0 to 5.0 percent) and same-store sales increases (2.0 to 2.5 percent). Earnings for fiscal year 2003 are also expected to benefit from the continued improvement in both service and product margins.

Long-term
 The Company’s growth strategy will continue to focus on building and acquiring company-owned and operated salons in convenient locations with good visibility, strong customer traffic and appropriate trade demographics. In addition, it will continue to focus on the middle to moderately upscale market with its broad-based salon concepts.

The Company believes that the availability of real estate and quality stylists will not constrain its ability to achieve its long-term growth objectives of 10 to 14 percent revenue growth and low-to-mid teens earnings growth.

Franchising will also be a key component of the Company’s future growth. Through the combination of company-owned and franchise salon growth, the Company expects to be able to strengthen its presence in existing markets as well as successfully enter new markets.

In addition to growth in salon services, the Company has been successful in growing the retail product business. During fiscal year 2002, retail product sales increased 10 percent to $110 million. Through the offering of the largest assortment of professional hair care products in the industry and superior merchandising, the Company is confident that it can continue to successfully grow its retail product business. Today, the Company estimates that it serves approximately 10 percent of the U.S. retail product market.

Maintaining financial flexibility is also a key element in continuing the Company’s successful growth. With strong operating cash flow and an investment grade rating, the Company is confident that it will be able to financially support its future growth.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward–looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claim; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Form 10-K and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on October 4, 2002.

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

As of September 30, 2002, the Company had $62.6 million of floating and $248.5 of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and floating rate debt. On occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts. As of September 30, 2002, the Company has entered into interest rate swap agreements covering $55.0 million of its floating rate obligations and $111.0 million of its fixed rate obligations, as discussed in Note 3 of the Registrant’s September 30, 2002 quarterly report on Form 10-Q.

The Company has also entered into interest rate swap agreements with a notional amount of $11.8 million to hedge its variable rate operating lease obligations and a cross currency swap with a notional amount of $21.3 million to hedge its foreign currency exposure in certain of its net investments.

The table below presents information about the Company’s debt obligations, variable lease obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average interest rates as of September 30, 2002. For variable lease obligations, the table presents the maximum potential obligation under the residual value guarantee. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of September 30,

Liabilities	2003	2004	2005	2006	2007	Thereafter	TOTAL	Fair Value

(US$ equivalent in thousands)
Long-term debt:
Fixed rate ($US)	$6,098	$19,402	$14,389	$12,844	$22,363	$164,596	$239,692	$248,041
Average interest rate	7.60%	7.44%	7.63%	6.92%	7.91%	7.30%	7.38%
Fixed rate (GBP)	$45						$45	$45
Average interest rate	5.23%						5.23%
Fixed rate (Euro)	$176	$190					$366	$366
Average interest rate	9.00%	9.00%					9.00%
Variable rate ($US)		$61,000	$1,627				$62,627	$62,627
Average interest rate		3.05%	3.68%				3.06%
Operating Lease:
Variable Rate($US)			$10,200 *				$10,200	$10,200
Average Interest Rate			3.68%				3.68%

Total liabilities	$6,319	$80,592	$26,216	$12,844	$22,363	$164,596	$312,930	$321,279

Interest rate derivatives
(US$ equivalent in thousands)
Pay variable/receive fixed ($US)	$2,500	$7,500	$12,500	$12,500	$22,000	$54,000	$111,000	$8,349
Average pay rate	3.92%	4.94%	5.89%	6.49%	6.93%	7.39%	5.93%
Average receive rate	7.25%	7.21%	7.15%	7.18%	6.85%	6.78%	7.07%

Pay fixed/receive variable ($US)	$55,000		$11,800 *				$66,800	$(2,723)
Average pay rate	7.14%		5.055%				6.77%
Average receive rate	1.86%		2.81%				2.03%

*	Represents the maximum potential obligation of $10.2 million under a residual value guarantee, as discussed in Note 6 to the Consolidated Financial Statements in the Company’s June 30, 2002 Annual Report to Shareholders. The residual value guarantee is on a variable rate operating lease whose rental payments are based on current interest rates and an $11.8 million notional amount. The Company has entered into a derivative financial instrument to hedge $11.8 million of the variability of the remaining future lease payments.

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

Net Investments:
(US$ Equivalent in thousands)
Net Investment (CND)	$52,230
Net Investment (EURO)	$77,974
Net Investment (GBP)	$31,931

Foreign Currency Derivate:

Fixed-for-fixed cross currency swap (Euro/US)
Euro Amount	€23,782
Average Pay Euro Rate	8.29%
USD Amount	$21,284
Average Receive US Rate	8.39%

The cross currency swap derivative financial instrument expires in fiscal 2007 and at June 30, 2002, the Company’s net investment in this derivative financial instrument was in a $1.8 million loss position, based on its estimated fair value.

At September 30, 2002, the Company’s cash is concentrated at a limited number of financial institutions. This exposes the Company to credit risk due to the concentrations of cash at these institutions. However, the Company believes that the credit risk is mitigated due to the financial strength of the financial institutions.

Item 4. Controls and Procedures

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures within 90 days of the filing date of this quarterly report (the “Evaluation Date”). Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

Part II – Other Information

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2003, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors took place with the following results:

AUTHORITY	FOR	WITHHOLD

Rolf F. Bjelland	34,560,418	2,717,859
Paul D. Finkelstein	29,340,944	7,937,333
Thomas L. Gregory	34,530,144	2,748,133
Van Zandt Hawn	34,563,558	2,714,719
Susan Hoyt	34,686,580	2,591,697
David B. Kunin	35,339,761	1,938,516
Myron Kunin	29,551,670	7,726,607

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information
Exhibit 99.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended September 30, 2002:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 12, 2002	By: /s/ Randy L. Pearce Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Finkelstein, President and Chief Executive Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and;

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/ Paul D. Finkelstein
Paul D. Finkelstein, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the quarter ended September 30, 2002 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and;

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 12, 2002

/s/Randy L. Pearce
Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer