Form 10-Q
period 2002-12-31
REGIS CORP
filed 2003-02-13
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         Decmber 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________________________   to _____________________

________________

Commission file number       011230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0749934

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 7, 2003:

Common Stock, $.05 par value	43,586,143

Class	Number of Shares

REGIS CORPORATION

INDEX

Part I.	Financial Information		Page Nos.

	Item 1.	Consolidated Financial Statements:

		Balance Sheet as of December 31, 2002 and June 30, 2002	3

		Statement of Operations for the three months ended December 31, 2002 and 2001	4

		Statement of Operations for the six months ended December 31, 2002 and 2001	5

		Statement of Cash Flows for the six months ended December 31, 2002 and 2001	6

		Notes to Consolidated Financial Statements	7-14

		Review Report of Independent Accountants	15

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16-29

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30-32

	Item 4.	Controls and Procedures	32

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	33

	Signature		34

	Certifications		35-36

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
as of December 31, 2002 and June 30, 2002
(Dollars in thousands, except par value)

	(Unaudited)
	December 31, 2002	June 30, 2002

ASSETS
Current assets:
Cash	$62,127	$87,103
Receivables, net	33,511	26,901
Inventories	144,706	120,259
Deferred income taxes	11,405	9,843
Other current assets	10,231	12,580

Total current assets	261,980	256,686
Property and equipment, net	327,522	318,482
Goodwill	382,874	304,529
Other intangibles, net	54,157	54,907
Other assets	32,452	22,586

Total assets	$1,058,985	$957,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$2,552	$7,221
Accounts payable	59,062	54,545
Accrued expenses	113,978	97,523

Total current liabilities	175,592	159,289
Long-term debt	312,278	291,795
Other noncurrent liabilities	68,455	61,441
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 43,491,219 and 43,040,381 common shares at December 31, 2002 and June 30, 2002, respectively	2,174	2,152
Additional paid-in capital	208,782	194,859
Accumulated other comprehensive income	7,304	3,938
Retained earnings	284,400	243,716

Total shareholders’ equity	502,660	444,665

Total liabilities and shareholders’ equity	$1,058,985	$957,190

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Revenues:
Company-owned salons:
Service	$270,688	$234,633
Product	117,940	105,597

	388,628	340,230

Franchise revenues:
Royalties and fees	17,280	13,048
Product sales	8,851	5,256

	26,131	18,304

	414,759	358,534
Operating expenses:
Company-owned salons:
Cost of service	152,683	133,961
Cost of product	56,603	55,427
Direct salon	34,385	30,199
Rent	56,920	48,260
Depreciation	13,017	11,685

	313,608	279,532
Franchise direct costs, including product and equipment	15,423	8,968
Corporate and franchise support costs	39,299	34,638
Depreciation and amortization	3,194	2,811

Total operating expenses	371,524	325,949

Operating income	43,235	32,585
Other income (expense):
Interest	(5,379)	(4,700)
Other, net	349	97

Income before income taxes	38,205	27,982
Income taxes	(14,632)	(11,015)

Net income	$23,573	$16,967

Net income per share:
Basic	$.55	$.40

Diluted	$.52	$.39

Weighted averages shares outstanding:
Basic	43,236	42,043

Diluted	45,332	43,776

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2002 and 2001
(Dollars in thousands, except per share amounts)

	2002	2001

Revenues:
Company-owned salons:
Service	$533,764	$468,252
Product	228,233	206,169

	761,997	674,421

Franchise revenues:
Royalties and fees	34,398	23,225
Product sales	17,587	10,556

	51,985	33,781

	813,982	708,202
Operating expenses:
Company-owned salons:
Cost of service	300,311	266,553
Cost of product	113,275	108,687
Direct salon	69,790	61,385
Rent	110,702	95,440
Depreciation	25,756	22,992

	619,834	555,057
Franchise direct costs, including product and equipment	29,209	15,272
Corporate and franchise support costs	79,215	69,896
Depreciation and amortization	6,141	5,240

Total operating expenses	734,399	645,465

Operating income	79,583	62,737
Other income (expense):
Interest	(10,524)	(9,482)
Other, net	675	172

Income before income taxes	69,734	53,427
Income taxes	(26,444)	(21,104)

Net income	$43,290	$32,323

Net income per share:
Basic	$1.00	$.77

Diluted	$.96	$.75

Weighted averages shares outstanding:
Basic	43,266	41,892

Diluted	45,267	43,415

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2002 and 2001
(Dollars in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$43,290	$32,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,308	27,336
Amortization	1,867	1,117
Deferred income taxes	703	(278)
Other	329	(185)
Changes in operating assets and liabilities:
Receivables	(5,887)	451
Inventories	(21,604)	54
Other current assets	2,622	1,647
Other assets	(6,855)	(2,447)
Accounts payable	3,459	3,278
Accrued expenses	14,629	4,681
Other noncurrent liabilities	6,274	2,319

Net cash provided by operating activities	69,135	70,296

Cash flows from investing activities:
Capital expenditures	(32,930)	(34,084)
Proceeds from sale of assets	586	467
Purchases of salon net assets, net of cash acquired	(55,362)	(17,347)

Net cash used in investing activities	(87,706)	(50,964)

Cash flows from financing activities:
Borrowings on revolving credit facilities	431,000	147,800
Payments on revolving credit facilities	(419,000)	(151,900)
Repayment of long-term debt	(6,220)	(3,182)
Other, primarily decrease in negative book cash balances	(2,837)	(2,132)
Dividends paid	(2,605)	(2,509)
Repurchase of common stock	(10,234)
Proceeds from issuance of common stock	2,444	3,080

Net cash used in financing activities	(7,452)	(8,843)

Effect of exchange rate changes on cash	1,047	(804)

(Decrease) increase in cash	(24,976)	9,685
Cash:
Beginning of period	87,103	24,658

End of period	$62,127	$34,343

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2002 and for the three and six months ended December 31, 2002 and 2001, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of December 31, 2002 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited financial information of the Company for the three and six month periods ended December 31, 2002 and 2001 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated January 21, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Used and Sold:
On an interim basis, product costs are determined by applying estimated gross profit margins to service and product revenues which are based on historical factors including semi-annual physical inventories. A physical inventory count was performed in the fall of fiscal 2003, producing a favorable overall physical inventory result that contributed approximately $2.8 million to reported net income for the three month period ended December 31, 2002, or approximately $.06 per diluted share. The favorable physical inventory result was accounted for as a change in estimate associated with inventory gross profit margins, and thus reduced the cost of service and product sales.

Reclassifications:
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The initial adoption of this Statement did not have a material impact on the Consolidated Statement of Operations for the period ended December 31, 2002 or the Consolidated Balance Sheet as of December 31, 2002.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on the Consolidated Statement of Operations.

In November, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires a guarantor to recognize a liability for the fair value of newly issued guarantees. The recognition provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the Interpretation to have a material impact on the Consolidated Statement of Operations.

On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” The standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the standard amends the disclosure requirements of FAS No. 123, “Accounting for Stock Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The initial adoption of FAS 148 will have no impact on the Consolidated Statement of Operations, although it will result in the addition of disclosures included as part of the Consolidated Financial Statements for the period ending March 31, 2003, summarizing the effects of stock-based compensation on interim operating results.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as a variable interest entity. As discussed in Note 6 to the Consolidated Financial Statements in the Company’s June 30, 2002 Annual Report to Shareholders, the Company entered into a five-year operating lease agreement in June 2000 relating to its Salt Lake distribution center. Based on the Company’s interpretation of the new statement, the current operating lease structure is with a variable interest entity. Under Interpretation No. 46, if no modifications are made to the existing lease structure, the Company will be required to consolidate the leased asset and the related debt in its Consolidated Balance Sheet effective July 1, 2003. In addition, if no modifications are made to the lease structure, the Company will be required to record a loss of approximately $0.8 million on July1, 2003. The loss, which represents the cumulative effect of a change in accounting, is effectively the cumulative amount of depreciation that would have been recorded had the asset been consolidated at the commencement of the lease. At this time, the Company expects to modify the existing lease structure prior to the July 1, 2003, deadline and therefore, does not expect Interpretation No. 46 to result in a cumulative effect of a change in accounting or have a significant impact on its Consolidated Statement of Operations or Consolidated Balance Sheet.

3.	DERIVATIVE INSTRUMENTS:

In the normal course of business, the Company is exposed to market risk related to changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company’s policies and use of financial instruments.

Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. The Company has entered into the following financial instruments:

Interest Rate Swap Contracts:
     (Pay fixed rates, receive variable rates)
The Company had interest rate swap contracts to pay fixed rates of interest (ranging from 5.1 to 7.2 percent during the first half of fiscal 2003 and 2002) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 1.4 to 2.0 percent during the first half of fiscal 2003 and 2.0 to 4.8 percent during the first half of fiscal 2002) on a $66.8 million notional amount. The $66.8 million is composed of $55.0 million of floating rate debt and an $11.8 million variable rate operating lease obligation. The interest rate swap contracts are scheduled to mature between April 2003 and June 2005. See Item 3, Quantitative and Qualitative Disclosures about Market Risk, for additional information and a detailed maturity schedule. These contracts have been designated as cash flow hedges.

The Company’s cash flow swaps are recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset, net of tax, in other comprehensive income within shareholders’ equity. The net gain recorded in other comprehensive income, net of tax, was $.5 and $.2 million during the second quarter of fiscal 2003 and 2002, respectively. The net gain recorded in other comprehensive income, net of tax, was $.5 during the first half of fiscal 2003 and the net loss recorded in other comprehensive income, net of tax, was $.8 million during the first half of fiscal 2002.

As interest or rental payments are made on the underlying hedged items, an adjustment to interest or rental expense based on the net settlement amounts on the swaps is recorded in the Consolidated Income Statement. Effectively, the net settlement amounts are transferred out of other comprehensive income to earnings at each interest or rental payment date, as the net gain or loss recorded within other comprehensive income is based on estimated future cash flows of net settlement amounts. The cash flow swaps resulted in charges to interest and rental expense of approximately $.9 and $.7 million during the second quarter of fiscal 2003 and 2002, respectively. During the first half of fiscal 2003 and 2002, the cash flow swaps resulted in charges to interest and rental expense of approximately $1.7 and $1.1 million, respectively. As of December 31, 2002, the Company estimates, based on current interest rates, that approximately $1.6 million of charges to interest and rental expense will be recorded in the Consolidated Income Statement during the next twelve months. During the first half of fiscal 2003 and 2002, the cash flow swaps were fully effective.

(Pay variable rates, receive fixed rates)
During the third quarter of fiscal 2002, the Company entered into interest rate swap contracts to pay variable rates of interest based on the three-month and six-month LIBOR rates plus a credit spread (ranging from 2.4 to 6.3 percent during the six months ended December 31, 2002) and receive fixed rates of interest (ranging from 6.7 to 8.2 percent) on an aggregate $111.0 million notional amount, with maturation dates between December 2002 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes (in order to mitigate exposure to interest rate risk related to the fixed-rate notes), and are being accounted for as fair value swaps.

During the second quarter of fiscal 2003, the Company terminated certain of these interest rate swap contracts, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in other noncurrent liabilities in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009.

The Company’s fair value swaps are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding adjustment to the underlying senior term note within long-term debt of $7.9 million at December 31, 2002. No hedge ineffectiveness occurred during the quarter or year-to-date. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:
The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. The Company has entered into the following financial instruments:

Hedge of the Net Investment in Foreign Subsidiaries
The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedges approximately 11 percent of the Company’s net investments in foreign operations at December 31, 2002 and June 30, 2002. The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. The corresponding offset, net of tax, is charged to the cumulative translation adjustment account, which is a component of other comprehensive income. For the quarter ended December 31, 2002 and 2001, $1.2 million of loss, net of tax, and $.1 million of gain, net of tax, related to this derivative was charged to the cumulative translation adjustment account, respectively. For the six months ended December 31, 2002 and 2001, $.9 and $.2 million of loss, net of tax, related to this derivative was charged to the cumulative translation adjustment account.

4.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital
The Company recorded an increase in equity of $13.9 million during the first half of fiscal 2003, which is comprised of $19.0 million primarily related to shares issued in connection with salon acquisitions, $4.2 million related to shares held in the Company’s equity compensation plans and $0.9 million related to the tax benefit realized upon exercise of stock options, partially offset by $10.2 million related to shares repurchased under the Company’s stock repurchase program.

Comprehensive Income
Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposure and changes in foreign currency translation recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2002 and 2001 were as follows:

	For the Periods Ended December 31,

	Three Months		Six Months

		(Dollars in thousands)
	2002	2001	2002	2001

Net income	$23,573	$16,967	$43,290	$32,323
Other comprehensive income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	467	198	539	(760)
Change in cumulative foreign currency translation	5,673	(1,155)	2,827	(2,273)

Total comprehensive income	$29,713	$16,010	$46,656	$29,290

5.	NET INCOME PER SHARE:

Stock options covering approximately 317,707 and 3,000 shares for the second quarter of fiscal 2003 and 2002, respectively, and 332,830 and 9,900 shares for the first six months of fiscal 2003 and 2002, respectively, were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,

	Three Months		Six Months

	2002	2001	2002	2001

Weighted average shares for basic earnings per share	43,236,408	42,042,876	43,265,932	41,891,933
Effect of dilutive securities:
Dilutive effect of stock options	1,948,811	1,708,991	1,883,855	1,499,622
Contingent shares issuable under contingent stock agreements	147,093	24,087	117,625	23,405

Weighted average shares for diluted earnings per share	45,332,312	43,775,954	45,267,412	43,414,960

6.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2002, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $713,000. During the first six months of fiscal 2003, such liabilities were reduced by cash payments of $155,000 and increased by $23,000 related to translation rates, resulting in balance of $581,000 at December 31, 2002. This remaining amount will be satisfied through periodic contractual payments ending in June of 2004.

7.	SEGMENT INFORMATION:

The Company operates or franchises 7,166 domestic salons and 2,147 international salons. The Company executes its domestic operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and have consistent distribution channels. All of the salons within the North American concepts are located within high traffic destination retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table for the periods ended December 31, 2002 and 2001:

	For the Periods Ended December 31,

	Three Months		Six Months

	(Dollars in thousands)
	2002	2001	2002	2001

Total revenues:
Domestic	$374,535	$331,818	$737,982	$657,880
International	40,224	26,716	76,000	50,322

Total	$414,759	$358,534	$813,982	$708,202

Salon contribution*:
Domestic	$79,865	$66,429	$152,186	$130,710
International	5,863	3,605	12,753	7,163

Total	$85,728	$70,034	$164,939	$137,873

* Includes franchise revenues less franchise direct costs.

8.	ACQUISITIONS:

During the six month periods ended December 31, 2002 and 2001, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, which may have components representing preliminary allocations, the components of the aggregate purchase prices of the acquisitions made during the periods ended December 31, 2002 and 2001, and the allocation of the purchase price, were as follows:

	Six Months Ended
	December 31,

	(Dollars in thousands)
	2002	2001

Components of aggregate purchase price
Cash	$55,362	$17,347
Stock	23,666	3,554
Liabilities assumed or payable	997	5,261

	$80,025	$26,162

Allocation of the purchase price:
Net tangible assets acquired	$3,771	$6,172
Identifiable intangible assets	2,738	5,757
Goodwill	73,516	14,233

	$80,025	$26,162

The Company has guaranteed that stock issued in certain acquisitions will reach a certain market price. If the stock should not reach this price during the agreed-upon time frame, the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the December 31, 2002 market price, the Company would be liable for an additional 213,007 shares, which have been included in the calculation of diluted earnings per share for the three and six months ended December 31, 2002.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 2002 and the related consolidated statements of operations for the three and six month periods ended December 31, 2002 and 2001 and of cash flows for the six months ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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
January 21, 2003

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons. The Company’s worldwide operations include 9,313 salons at December 31, 2002 operating in two reportable operating segments: domestic and international. Each of the Company’s concepts have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic segment includes 7,166 salons, including 2,196 franchised salons, operating in North America primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,147 salons, including 1,744 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has over 43,000 employees worldwide.

Second quarter fiscal 2003 revenues grew to a record $414.8 million, including franchise revenues of $26.1 million, a 15.7 percent increase over the second quarter of fiscal 2002. Revenues for the first half of fiscal 2003 grew to a record $814.0 million, including franchise revenues of $52.0 million, a 14.9 percent increase over the first half of fiscal 2002.

Operating income in second quarter of fiscal 2003 increased to $43.2 million, a 32.7 percent increase over the corresponding period of fiscal 2002. Operating income in the first six months of fiscal 2003 increased to $79.6 million, a 26.9 percent increase over the corresponding period of fiscal 2002.

Net income in the second quarter of fiscal 2003 increased to $23.6 million, or $.52 per diluted share, a net income and earnings per share increase of 38.9 and 33.3 percent, respectively, from second quarter fiscal 2002. During the first half of fiscal 2003, net income increased 33.9 percent to $43.3 million and earnings per diluted share increased 28.0 percent to $.96 as compared to the corresponding period of fiscal 2002.

Results of Operations

The following table sets forth for the periods indicated certain information derived from the Company’s Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Periods Ended December 31,

	Three Months		Six Months

	2002	2001	2002	2001

Company-owned service revenues (1)	69.7%	69.0%	70.0%	69.4%
Company-owned product revenues (1)	30.3	31.0	30.0	30.6
Franchise revenues	6.3	5.1	6.4	4.8
Company-owned operations:
Profit margins on service (2)	43.6	42.9	43.7	43.1
Profit margins on product (3)	52.0	47.5	50.4	47.3
Direct salon (1)	8.8	8.9	9.2	9.1
Rent (1)	14.6	14.2	14.5	14.2
Depreciation (1)	3.3	3.4	3.4	3.4
Direct salon contribution (1)	19.3	17.8	18.7	17.7
Franchise direct costs, including product and equipment (4)	59.0	49.0	56.2	45.2
Corporate and franchise support costs	9.5	9.7	9.7	9.9
Depreciation and amortization	0.8	0.8	0.8	0.7
Operating income	10.4	9.1	9.8	8.9
Income before income taxes	9.2	7.8	8.6	7.5
Net income	5.7	4.7	5.3	4.6

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of service revenues.

(3)	Computed as a percent of product revenues.

(4)	Computed as a percent of franchise revenues.

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

Management believes the Company’s critical accounting policies and areas that require more significant judgments and estimates used in the preparation of its Consolidated Financial Statements to be:

•	useful lives assigned to long-lived and intangible assets;

•	recoverability of long-lived and intangible assets, including goodwill;

•	allocation of the purchase price to acquired assets and liabilities, including intangibles, and the residual to goodwill;

•	various commitments and contingencies; and

•	product costs.

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

The Company reviews long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, if an impairment were to be recognized, the carrying value of the impaired asset would be reduced to its fair value based on discounted estimated future cash flows. The Company generally considers its brands to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. Goodwill is evaluated for impairment based on the fair value of the brand concept to which the goodwill relates. The Company performs its annual goodwill impairment testing during its fiscal third quarter.

The Company makes numerous acquisitions that are recorded using the purchase method of accounting. Accordingly, the purchase prices are allocated to assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. The majority of the purchase price is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons and the limited value and customer preference associated with acquired hair salon brand identity. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through our expansion strategies.

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

On an interim basis, product costs are determined by applying an estimated gross profit margin to product and service revenues. The estimated gross profit margins are based primarily on historical factors. Management also incorporates into the margin its best estimate of the current product mix impact. On a semi-annual basis, the Company performs physical inventories and adjusts product costs to actual as determined under the lower of cost or market determined on a weighted average basis, and updates its gross profit margins accordingly.

RESULTS OF OPERATIONS

Revenues
 Revenues for the second quarter of fiscal 2003 grew to a record $414.8 million, an increase of $56.2 million, or 15.7 percent, over the same period in fiscal 2002. Approximately 60 percent of this increase was attributable to domestic salon acquisitions and 29 percent to domestic new salon construction, with the remaining increase primarily due to revenue growth from International operations related to acquisitions and favorable fluctuations in the exchange rate between periods. Mall and strip center based domestic salons, all associated with operations in the United States and Canada (domestic salons), accounted for $41.9 million of the increase in total revenues, while franchise revenues increased $7.8 million, primarily due to International operations, and revenue from company-owned International operations increased $6.5 million.

Revenues for the first half of fiscal 2003 grew to a record $814.0 million, an increase of $105.8 million, or 14.9 percent, over the corresponding period in fiscal 2002. Approximately 59 percent of this increase was attributable to domestic salon acquisitions and 31 percent to domestic new salon construction, with the remaining increase primarily due to revenue growth from International operations related to acquisitions and favorable fluctuations in the exchange rate between periods, as well as same-store sales increases. Mall and strip center based domestic salons accounted for $77.8 million of the increase in total revenues, while franchise revenues increased $18.2 million, primarily due to International operations, and revenue from company-owned International operations increased $9.8 million.

Revenues by brand concept for the three and six months ended December 31, 2002 and 2001 were as follows:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

		(Dollars in thousands)
Domestic:
Regis Salons	$106,139	$103,889	$210,830	$206,741
MasterCuts	42,225	41,325	84,931	82,220
Trade Secret	55,486	51,059	105,316	98,832
SmartStyle	54,774	42,585	107,271	82,760
Strip Center Salons (primarily Supercuts and Cost Cutters)	115,911	92,960	229,634	187,327
International	40,224	26,716	76,000	50,322

	$414,759	$358,534	$813,982	$708,202

Included in the table above, primarily as part of Strip Center Salons and International, are franchise revenues of $26.1 and $18.3 million for the three months ended December 31, 2002 and 2001, respectively and $52.0 and $33.8 million for the six months ended December 31, 2002 and 2001, respectively.

During the second quarter and first half of fiscal 2003, consolidated same-store sales from all company-owned salons open more than 12 months increased 1.1 and 1.3 percent, respectively, compared to increases of 2.9 percent in the corresponding periods of fiscal 2002. Same-store sales increases achieved during the second quarter of fiscal 2003 were driven primarily by a shift in the mix of service sales toward salon services such as hair color and waxing services, as well as increased product sales. Same-store sales increases during fiscal 2003 were lower than the corresponding periods of the prior fiscal year primarily due to an overall decline in the state of the economy in fiscal 2003 as compared to fiscal 2002.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $679.9 million during the second quarter of fiscal 2003 and $1.4 billion during the six months ended December 31, 2002, representing increases of 27.7 and 31.4 percent, respectively, over the same periods last year. The increases in system-wide sales during fiscal 2003 were primarily the result of salons added to the system through acquisitions, as well as net salon openings. Consolidated system-wide same-store sales increased 1.3 and 1.5 percent in the second quarter of and first half of fiscal 2003, respectively, compared to 3.5 percent in both of the corresponding periods of the prior year. A total of 34.6 and 31.1 million customers were served system-wide in the second quarter of fiscal 2003 and 2002, respectively. During the first half of fiscal 2003 and 2002, a total of 69.0 and 61.2 million customers were served system-wide, respectively. The increase in total customers was primarily the result of additional salons added to the system.

Service Revenues. Service revenues in the second quarter of fiscal 2003 grew to $270.7 million, an increase of $36.1 million, or 15.4 percent, over the same period in fiscal 2002. During the first six months of fiscal 2003, service revenues increased $65.5 million, or 14.0 percent, to $533.8 million. The increase in service revenues for the quarter and year-to-date was primarily a result of acquisitions and new salon construction.

Product Revenues. Product revenues in the second quarter of fiscal 2003 grew to $117.9 million, an increase of $12.3 million, or 11.7 percent, over the same period in fiscal 2002. During the first half of fiscal 2003, product revenues grew to $228.2 million, an increase of $22.1 million, or 10.7 percent, over the corresponding period of fiscal 2002. These increases demonstrate the Company’s continuous focus on product awareness, training and acceptance of national label merchandise. As a percent of company-owned revenues, product sales fell 70 and 60 basis points as compared to the second quarter and first half of fiscal 2002, respectively, primarily due to the large number of strip center salons which were acquired over the past year. Strip center salons have a lower product sales mix than the corporate average.

Franchise Revenues. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $26.1 and $52.0 million in the quarter and six months ended December 31, 2002, respectively, compared to $18.3 and $33.8 million for the corresponding periods of fiscal 2002. Of the total year-to-date increase of $18.2 million, 55.8 percent is related to royalties, 38.6 percent due to increased sales of product to franchisee salons and 5.6 percent to initial franchise fees. The increases in franchise revenues for the quarter and six months ended December 31, 2002 were primarily the result of the European franchise companies, Groupe Gerard Glemain (GGG) and Jean Louis David (JLD).

Cost of Revenue
 The aggregate cost of service and product revenues for company-owned salons in the second quarter of fiscal 2003 was $209.3 million compared to $189.4 million in the same period in fiscal 2002. For the first half of fiscal 2003 and 2002, the aggregate cost of service and product revenues was $413.6 and $375.2 million, respectively. The resulting combined gross margin percentage improved 180 basis points to 46.1 percent of company-owned revenues for the second quarter of fiscal 2003 and 130 basis points to 45.7 percent of company-owned revenues for the first half of fiscal 2003 as compared to the corresponding periods of the prior year.

Service margins improved 70 and 60 basis points in the second quarter and first six months of fiscal 2003 to 43.6 and 43.7 percent of company-owned revenues, respectively. These improvements were primarily due to initiatives that resulted in lower payroll and payroll related costs as compared to the corresponding periods of fiscal 2002. Additionally, improvements were realized in relation to a change in the salon mix; currently, the salon concepts with the highest service margins are growing at a quicker pace than other concepts.

Product margins improved 450 basis points to 52.0 percent of company-owned revenues in the second quarter of fiscal 2003. During the first half of fiscal 2003, product margins improved 310 basis points to 50.4 percent of company-owned revenues. These improvements were primarily the result of a favorable physical inventory count finalized in October 2002 and improving margins in the Company’s product sales. The estimated gross profit margin used to determine product costs on an interim basis was revised for future periods based on the results of the physical inventory and the continued trend of overall product margin improvement. The product margin improvement is being driven by improved purchasing power, as well as improved inventory management. Excluding the positive physical inventory results, product margins improved 130 basis points to 48.8 percent of company-owned revenues for the quarter.

Direct Salon
 This expense category includes direct costs associated with salon operations such as salon advertising, insurance, workers’ compensation, utilities and janitorial costs. For the second quarter of fiscal 2003, direct salon expense of $34.4 million decreased to 8.8 percent of company-owned revenues from 8.9 percent in the same period a year ago. For the first six months of fiscal 2003, direct salon expense of $69.8 million increased to 9.2 percent of company-owned revenues from 9.1 percent in the same period a year ago. The ten basis point improvement as a percent of company-owned revenues for the quarter was primarily related to the timing of certain advertising expenses. The ten basis point increase as a percent of company-owned revenues for the six months ended December 31, 2002 was primarily the result of higher workers’ compensation costs.

Rent
 Rent expense during the second quarter and first half of fiscal 2003 was $56.9 and $110.7 million, respectively, compared to $48.3 and $95.4 million in the same periods of fiscal 2002. Rent expense increased 40 and 30 basis points as a percentage of company-owned revenues for the second quarter and first six months of fiscal 2003, respectively, primarily due to lower same-store sales increases as compared to the prior year causing certain increasing fixed cost categories, such as rent, to increase as a percent of sales. Additionally, common area costs continued to increase due to landlords in regional malls passing on increased insurance, utility and maintenance costs to their tenants. Also, higher minimum rents related to acquired JLD salons in the New York City area contributed to the increase.

Depreciation – Salon Level
 Depreciation expense at the salon level remained relatively consistent as a percent of company-owned revenues at 3.3 percent during the quarter and 3.4 percent during the six months ended December 31, 2002, respectively, compared to 3.4 percent in the corresponding periods of fiscal 2002.

Direct Salon Contribution
 For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased $14.3 million in the second quarter of fiscal 2003 to $75.0 million and $22.8 million in the first half of fiscal 2003 to $142.2 million. As a percent of sales, direct salon contribution improved 150 and 100 basis points to 19.3 and 18.7 percent of company-owned revenues during the quarter and six months ended December 31, 2002, respectively.

Franchise Direct Costs, Including Product and Equipment
 Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred at the corporate office and in Europe to support franchising activities. Franchise direct costs increased to $15.4 million, or 59.0 percent of franchise revenues, during the quarter ended December 31, 2002. For the first six months of fiscal 2003, franchise direct costs increased to $29.2 million, or 56.2 percent of franchise revenues. The increases were primarily related to additional support costs associated with the European franchise company JLD, which was acquired in the fourth quarter of fiscal 2002. Additionally, growth in the sale of retail product to franchisees contributed to the overall dollar increase.

Corporate and Franchise Support Costs
 Expenses in this category include field supervision (payroll, related taxes and travel) and corporate office administration costs (such as warehousing, salaries, occupancy costs and professional fees). Corporate and franchise support costs (CFSC) were $39.3 million in the second quarter of fiscal 2003, compared to $34.6 million in the same period in fiscal 2002. CFSC were $79.2 million in the first six months of fiscal 2003, compared to $69.9 million during the corresponding period of fiscal 2002. As a percent of total revenues, CFSC decreased 20 basis points for the three and six months ended December 31, 2002 to 9.5 and 9.7 percent, respectively. These improvements were primarily due to duplicative costs incurred during the first half of the 2002 fiscal year associated with operating three distribution centers, prior to closing the Company’s Minneapolis distribution center in December 2001.

Depreciation and Amortization – Corporate
 Corporate depreciation and amortization remained consistent at 0.8 percent of total revenues in the second quarter and increased ten basis points to 0.8 percent in the first half of fiscal 2003 and 2002, respectively.

Operating Income
 Operating income in the second quarter of fiscal 2003 improved to $43.2 million, or 10.4 percent of total revenues, an increase of 32.7 percent, or 130 basis points as a percent of revenues, over the same period in fiscal 2002. Operating income in the first half of fiscal 2003 improved to $79.6 million, or 9.8 percent of total revenues, an increase of 26.9 percent, or 90 basis points, over the first half of fiscal 2002. The improvement in operating income during fiscal 2003 is related to improvements in the product and service margins and other operational improvements previously discussed.

Interest
 Interest expense in the second quarter of fiscal 2003 increased $.7 million to $5.4 million. During the six months ended December 31, 2002, interest expense increased $1.0 million to $10.5 million. As a percent of total revenues, interest expense remained consistent for both the quarter and year-to-date of fiscal 2003 at 1.3 percent.

Income Taxes
 The Company’s effective income tax rate for the second quarter of fiscal 2002 was 38.3 percent, compared to 39.4 percent in the second quarter of fiscal 2002. During the six months ended December 31, 2002 and 2001, the Company’s effective tax rate was 37.9 and 39.5 percent, respectively. The improvement in the fiscal 2003 effective rate is primarily due to a larger percentage of the Company’s revenues being earned in lower international tax jurisdictions, as well as tax savings resulting from certain tax strategies adopted late in fiscal 2002. Additionally, the year-to-date rate was favorably impacted by the successful resolution of certain tax matters related to previous periods, which were discussed during the first quarter. Management expects the underlying effective tax rate for all of fiscal 2003 to be approximately 38.1 percent.

Net Income
 Net income in the second quarter of fiscal 2003 grew to $23.6 million, or $.52 per diluted share, compared to $17.0 million, or $.39 per diluted share, in the same period in fiscal 2002. During the six months ended December 31, 2002, net income increased to $43.3 million, or $.96 per diluted share, representing a net income and earning per share increase of $11.0 million and $.21, respectively, over the corresponding period of fiscal 2002.

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

LIQUIDITY AND CAPITAL RESOURCES
 Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Net cash provided by operating activities for the first three months of fiscal 2003 was $69.1 million compared to $70.3 million during the same period in fiscal 2002. Although operating performance improved, the slight decline in net cash provided by operations was primarily due to increased inventory, which was offset in part by lower accrued expenses. Inventory levels increased in order to support the Company’s increasing base of new and acquired salons, as well as the growing number of franchisee salons. Accrued expenses also increased primarily due to the timing of estimated income tax payments.

Capital Expenditures and Acquisitions
 During the first six months of fiscal 2003, the Company had worldwide capital expenditures of $36.1 million, of which $3.2 million related to acquisitions. The Company constructed 205 new corporate salons in the first half of fiscal 2003, including 86 new SmartStyle salons, 34 new Regis Salons, 30 new Strip Center Salons, 24 new MasterCuts salons, 22 new Trade Secret salons and 9 new International salons, and completed 88 major remodeling projects. All capital expenditures during the first six months of fiscal 2003 were funded by the Company’s operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program for fiscal 2003 will include approximately 435 new company-owned salons, 300 to 350 new franchised salons, 175 major remodeling and conversion projects and 400 to 500 acquired salons. It is expected that expenditures for these development activities will be approximately $160 to $165 million, of which $75 million is allocated to new salon construction, maintenance, remodeling and conversions.

Contractual Obligations and Commercial Commitments
 There have been no significant changes in the Company’s commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2002. The Company is guarantor on a limited number of lease agreements between its franchisees and leasing companies. If the Company should be held liable under such agreements, the Company retains the right to possess the related salon operations. Management has not experienced and does not expect any material loss to result from these arrangements.

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

Off-Balance-Sheet Arrangements
 The Company’s off-balance-sheet arrangements consist primarily of operating leases for the rental of salon premises, including leases for company-owned salons as well as franchisee accommodation leases, which are funded by franchisees. Regarding the franchisee accommodation leases, the Company generally retains the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. There have been no material changes in these off-balance-sheet arrangements since June 30, 2002, the Company’s fiscal year end. Management has not experienced and does not expect any material loss to result from these arrangements.

Additionally, a residual value guarantee exists related to a five-year operating lease agreement for the Company’s distribution center and various equipment in Salt Lake City, Utah for a maximum of $10.2 million. The lease agreement terminates during fiscal 2005. Under the agreement, the Company is obligated to pay the deficiency between the residual value guarantee and the fair market value at the termination of the agreement. The Company expects the fair market value of the distribution center and related equipment, subject to the purchase or remarket options, to substantially reduce or eliminate the Company’s potential $10.2 million liability under the residual value guarantee.

Financing
 There were no significant financing activities during the first half of fiscal 2003, other than the extension of the Company’s revolving credit facility through November of fiscal 2006. No other significant changes were made to the facility’s terms. Derivative instruments are discussed in Note 3 to the Consolidated Financial Statements.

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

Dividends
 During the first half of fiscal 2003, the Company paid dividends totaling $2.6 million, or $.06 per share. On January 29, 2003, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable on February 26, 2003 to shareholders of record on February 12, 2003.

Outlook
 Regis Corporation is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons in the $135 billion hair care industry. The 9,313 company-owned and franchised salons, which generated $1.4 billion of system-wide sales in the first half of fiscal year 2003, are located in the United States, Canada, France, Italy, the United Kingdom, Spain, Belgium, Switzerland, Poland, Brazil and Puerto Rico.

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of building, acquiring and franchising salons in high traffic locations throughout North America, Canada and Europe. Eight times larger than its nearest competitor, the Company maintains just a two percent worldwide market share, signaling substantial opportunities for long-term future growth.

Impact of Inflation
 The impact of inflation on results of operations has not been significant. The Company does not expect inflation to have a significant impact on its abilities to achieve its long-term growth targets.

Impact of Seasonality
 The Company’s business is not subject to substantial seasonal variations in demand. Historically, the Company’s revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenue associated with its corporate salons, as well as the Company’s franchise revenue, is of a replenishment nature. The Company estimates that customer visitation patterns are generally consistent throughout the year.

Impact of the Economic Environment
 Changes to the U.S., Canadian, European and the U.K. economies may have an impact on the Company’s business. However, the replenishment nature of the Company’s business, as well as the fact that its various concepts span across all levels of consumer objectives regarding price and style, mitigates the impact that changes in economic conditions may have on the Company’s business.

Impact of changes to Interest Rates and Foreign Currency Exchange Rates Changes in interest rates may have an impact on the Company’s expected results from operations. Currently, the Company manages the risk related to fluctuations in interest rates through the use of floating rate debt instruments and other financial instruments. See Note 3 to the Consolidated Financial Statements for additional information.

Changes in foreign currency exchange rates may have an impact on the Company’s expected results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British Pound. For the three and six months ended December 31, 2002, operations denominated in currencies other than the U.S. dollar equaled 11.7 and 14.2 percent of consolidated net income, respectively.

Near-term Expectations
 For fiscal year 2003, the Company expects mid-teens revenue and earnings growth. The Company plans to achieve this revenue growth through the combination of salon acquisitions (10.0 to 11.5 percent), new salon construction (4.0 to 5.0 percent) and same-store sales increases (1.0 to 1.5 percent). Earnings for fiscal year 2003 are also expected to benefit from the continued improvement in both service and product margins.

Long-term Expectations
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

The variety of salon services offered continues to grow as the various concepts expand their services from primarily hair cutting and styling to include hair coloring, as well as additional services such as waxing. The Company plans to continue to expand the number of services offered by its various salon concepts. Recently, the Company began to increase the number of Regis Signature Salons, which are full-blown spas. The Regis Signature Salons offer a wide variety of services spanning from hair cut, coloring and styling services to waxings, facials and massages. Based on years of industry experience, the Company has the knowledge and resources to provide many additional benefits beyond traditional hair care to its customers.

In addition to growth in salon services, the Company has been successful in growing the retail product business. During the first half of fiscal year 2003, retail product sales increased 11 percent to $228 million. Through the offering of the largest assortment of professional hair care products in the industry and superior merchandising, the Company believes it can continue to successfully grow its retail product business. Today, the Company estimates that it serves approximately 10 percent of the U.S. professional retail product market.

Maintaining financial flexibility is also a key element in continuing the Company’s successful growth. With strong operating cash flow and an investment grade rating, the Company is confident that it will be able to financially support its future growth.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Form 10-K and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003.

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

As of December 31, 2002, the Company had $68.6 million of floating and $246.2 of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and floating rate debt. On occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts. As of December 31, 2002, the Company has entered into interest rate swap agreements covering $55.0 million of its floating rate obligations and $88.5 million of its fixed rate obligations, as discussed in Note 3 of the Registrant’s December 31, 2002 quarterly report on Form 10-Q.

The Company has also entered into interest rate swap agreements with a notional amount of $11.8 million to hedge its variable rate operating lease obligations and a cross currency swap with a notional amount of $21.3 million to hedge its foreign currency exposure in certain of its net investments.

The table below presents information about the Company’s debt obligations, variable lease obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average interest rates as of December 31, 2002. For variable lease obligations, the table presents the maximum potential obligation under the residual value guarantee. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of June 30,

Obligations	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

(US$ equivalent in thousands)
Long-term debt:
Fixed rate ($US)	$2,328	$19,747	$14,910	$13,418	$22,988	$164,718	$238,109	$246,035
Average interest rate	8.56%	7.45%	7.67%	7.01%	7.92%	7.30%	7.38%
Fixed rate (Euro)	$91	$77					$168	$168
Average interest rate	9.00%	9.00%					9.00%
Variable rate ($US)			$1,627		$67,000		$68,627	$68,627
Average interest rate			3.03%		3.86%		3.64%
Operating Lease:
Variable Rate ($US)			$10,200*				$10,200	$10,200
Average interest rate			3.03%				3.03%

Total obligations	$2,419	$19,824	$26,737	$13,418	$89,988	$164,718	$317,104	$325,030

Interest rate derivatives
(US$ equivalent in thousands)
Pay variable/receive fixed ($US)	$—	$7,500	$12,500	$12,500	$22,000	$34,000	$88,500	$6,488
Average pay rate**	3.61%	4.16%	5.24%	5.94%	5.81%	6.12%	5.14%
Average receive rate**	7.30%	7.27%	7.21%	7.28%	6.90%	6.77%	7.12%
Pay fixed/receive variable ($US)	$55,000		$11,800 *				$66,800	$(2,005)
Average pay rate	7.14%		5.06%				6.77%
Average receive rate	1.35%		2.16%				1.49%

*	Represents the maximum potential obligation of $10.2 million under a residual value guarantee, as discussed in Note 6 to the Consolidated Financial Statements in the Company’s June 30, 2002 Annual Report to Shareholders. The residual value guarantee is on a variable rate operating lease whose rental payments are indexed to changes in interest rates. The Company has entered into a derivative financial instrument to hedge the variability of the remaining future lease payments based on an $11.8 million notional amount.

**	Represents the average cost of borrowing for outstanding derivative balances as of December 31, 2002.

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

Net Investments:
(US$ equivalent in thousands)
Net investment (CND)	$53,271
Net investment (EURO)	$91,845
Net investment (GBP)	$45,034

Foreign Currency Derivative:

Fixed-for-fixed cross currency swap (Euro/US)
euro amount	€23,782
Average pay euro rate	8.29%
USD amount	$21,284
Average receive US rate	8.39%

The cross currency swap derivative financial instrument expires in fiscal 2007 and at December 31, 2002, the Company’s net investment in this derivative financial instrument was in a $3.7 million loss position, based on its estimated fair value.

At December 31, 2002, the Company’s cash is concentrated at a limited number of financial institutions. This exposes the Company to credit risk due to the concentrations of cash at these institutions. However, the Company believes that the credit risk is mitigated due to the financial strength of the financial institutions.

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

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended December 31, 2002:

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 13, 2003	By: /s/ Randy L. Pearce Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Finkelstein, President and Chief Executive Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

February 13, 2003

/s/ Paul D. Finkelstein
Paul D. Finkelstein, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended December 31, 2002 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

February 13, 2003

/s/ Randy L. Pearce
Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer