Form 10-Q
period 2003-03-31
REGIS CORP
filed 2003-05-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2003:

Common Stock, $.05 par value	43,349,855
Class	Number of Shares

REGIS CORPORATION

INDEX

			Page Nos.

Part I.	Financial Information

	Item 1.	Consolidated Financial Statements:

		Consolidated Balance Sheet as of March 31, 2003 and June 30, 2002	3

		Consolidated Statement of Operations for the three months ended March 31, 2003 and 2002	4

		Consolidated Statement of Operations for the nine months ended March 31, 2003 and 2002	5

		Consolidated Statement of Cash Flows for the nine months ended March 31, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7-15

		Review Report of Independent Accountants	16

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17-31

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32-34

	Item 4.	Controls and Procedures	34

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	35

	Signature		36

	Certifications		37-38

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET
as of March 31, 2003 and June 30, 2002
(Dollars in thousands, except par value)

	(Unaudited)
	March 31, 2003	June 30, 2002

ASSETS
Current assets:
Cash	$62,104	$87,103
Receivables, net	34,554	26,901
Inventories	156,251	120,259
Deferred income taxes	17,005	9,843
Other current assets	10,018	12,580

Total current assets	279,932	256,686
Property and equipment, net	347,390	318,482
Goodwill	381,553	304,529
Other intangibles, net	56,368	54,907
Other assets	33,438	22,586

Total assets	$1,098,681	$957,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$23,506	$7,221
Accounts payable	59,792	54,545
Accrued expenses	140,717	97,523

Total current liabilities	224,015	159,289
Long-term debt, less current portion	284,725	291,795
Other noncurrent liabilities	71,609	61,441
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 43,111,055 and 43,040,381 common shares at March 31, 2003 and June 30, 2002, respectively	2,156	2,152
Additional paid-in capital	198,453	194,859
Accumulated other comprehensive income	13,727	3,938
Retained earnings	303,996	243,716

Total shareholders’ equity	518,332	444,665

Total liabilities and shareholders’ equity	$1,098,681	$957,190

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended March 31, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002

Revenues:
Company-owned salons:
Service	$281,772	$238,887
Product	115,176	103,083

	396,948	341,970

Franchise revenues:
Royalties and fees	17,176	11,723
Product sales	8,191	7,885

	25,367	19,608

	422,315	361,578
Operating expenses:
Company-owned salons:
Cost of service	159,096	136,028
Cost of product	57,627	55,034
Direct salon	35,706	30,588
Rent	59,318	48,409
Depreciation	13,899	12,183

	325,646	282,242
Franchise direct costs, including product and equipment	14,408	9,844
Corporate and franchise support costs	40,795	34,170
Depreciation and amortization	2,850	2,456

Total operating expenses	383,699	328,712

Operating income	38,616	32,866
Other income (expense):
Interest	(5,180)	(4,488)
Other, net	172	290

Income before income taxes	33,608	28,668
Income taxes	(12,717)	(11,084)
Nonrecurring income tax benefit		1,750

Income taxes, net	(12,717)	(9,334)

Net income	$20,891	$19,334

Net income per share:
Basic	$.48	$.46

Diluted	$.46	$.44

Weighted averages shares outstanding:
Basic	43,335	42,279

Diluted	45,204	44,342

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the nine months ended March 31, 2003 and 2002
(In thousands, except per share amounts)

	2003	2002

Revenues:
Company-owned salons:
Service	$815,536	$707,139
Product	343,409	309,252

	1,158,945	1,016,391

Franchise revenues:
Royalties and fees	51,574	34,948
Product sales	25,778	18,441

	77,352	53,389

	1,236,297	1,069,780
Operating expenses:
Company-owned salons:
Cost of service	459,407	402,581
Cost of product	170,902	163,721
Direct salon	105,496	91,973
Rent	170,020	143,849
Depreciation	39,655	35,175

	945,480	837,299
Franchise direct costs, including product and equipment	43,617	25,116
Corporate and franchise support costs	120,010	104,066
Depreciation and amortization	8,991	7,696

Total operating expenses	1,118,098	974,177

Operating income	118,199	95,603
Other income (expense):
Interest	(15,704)	(13,970)
Other, net	847	462

Income before income taxes	103,342	82,095
Income taxes	(39,161)	(32,188)
Nonrecurring income tax benefit		1,750

Income taxes, net	(39,161)	(30,438)

Net income	$64,181	$51,657

Net income per share:
Basic	$1.48	$1.23

Diluted	$1.42	$1.18

Weighted averages shares outstanding:
Basic	43,271	42,017

Diluted	45,232	43,758

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the nine months ended March 31, 2003 and 2002
(Dollars in thousands)

	2003	2002

Cash flows from operating activities:
Net income	$64,181	$51,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,407	41,362
Amortization	2,698	1,894
Deferred income taxes	(387)	10,063
Other	565	(818)
Changes in operating assets and liabilities:
Receivables	(4,535)	(1,356)
Inventories	(32,155)	(3,533)
Other current assets	3,380	(5,988)
Other assets	(7,023)	(4,144)
Accounts payable	3,178	5,776
Accrued expenses	30,985	10,935
Other noncurrent liabilities	4,310	112

Net cash provided by operating activities	111,604	105,960

Cash flows from investing activities:
Capital expenditures	(49,561)	(50,507)
Proceeds from sale of assets	839	281
Purchases of salon net assets, net of cash acquired	(55,857)	(19,126)

Net cash used in investing activities	(104,579)	(69,352)

Cash flows from financing activities:
Borrowings on revolving credit facilities	636,030	216,000
Payments on revolving credit facilities	(633,930)	(301,500)
Proceeds from issuance of long-term debt		125,000
Repayment of long-term debt	(8,673)	(4,750)
Other, primarily decrease in negative book cash balances	(3,539)	(2,126)
Dividends paid	(3,900)	(3,778)
Repurchase of common stock	(21,694)
Proceeds from issuance of common stock	3,326	5,874

Net cash (used in) provided by financing activities	(32,380)	34,720

Effect of exchange rate changes on cash	356	(855)

(Decrease) increase in cash	(24,999)	70,473
Cash:
Beginning of period	87,103	24,658

End of period	$62,104	$95,131

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2003 and for the three and nine months ended March 31, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of March 31, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited financial information of the Company for the three and nine month periods ended March 31, 2003 and 2002 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 22, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Used and Sold:

On an interim basis, product costs are determined by applying estimated gross profit margins to service and product revenues. The estimated gross profit margins are based on historical experience, adjusted to reflect management’s judgment of current factors, including results from physical inventories, which are performed at least semi-annually. A physical inventory count performed in the fall of fiscal 2003 produced a favorable overall physical inventory result that contributed approximately $2.8 million to reported net income during fiscal 2003, or approximately $0.06 per diluted share for the nine month period ended March 31, 2003. The favorable physical inventory result was accounted for as a change in estimate associated with inventory gross profit margins, and thus reduced the cost of service and product sales.

Stock Options:

At March 31, 2003, the Company has two stock-based employee compensation plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 8 to the 2002 Annual Report to Shareholders. The Company accounts for those plans using the intrinsic value method under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and applies Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation for employee stock options had been determined based on FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and nine months ended March 31, 2003, would have been as follows:

		For the Periods Ended March 31,
	Three Months		Nine Months

	2003	2002	2003	2002

Net income, as reported	$20,891	$19,334	$64,181	$51,657
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,176)	(1,080)	(3,589)	(3,282)

Pro forma net income	$19,715	$18,254	$60,592	$48,375

Earnings per share:
Basic – as reported	$.48	$.46	$1.48	$1.23

Basic – pro forma	$.45	$.43	$1.40	$1.15

Diluted – as reported	$.46	$.44	$1.42	$1.18

Diluted – pro forma	$.44	$.41	$1.34	$1.11

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002

Risk-free interest rate	2.92%	4.97%
Expected life in years	6.96	6.50
Expected volatility	42.43%	43.71%
Expected dividend yield	.46%	.49%

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

Effective July 1, 2002, the Company adopted the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The initial adoption of this Standard did not have a material impact on the financial statements as of or for the period ended March 31, 2003.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The Standard requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS 146 did not have a material impact on the financial statements as of or for the period ended March 31, 2003.

In November, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires a guarantor to recognize a liability for the fair value of newly issued guarantees. The recognition provisions of this Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation did not have a material impact on the financial statements as of or for the period ended March 31, 2003. However, it did result in additional disclosures included as part of the Consolidated Financial Statements for the period ending March 31, 2003.

On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Standard amends the disclosure requirements of FAS No. 123, “Accounting for Stock Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The initial adoption of FAS 148 did not have an impact on the Consolidated Statement of Operations or the Consolidated Balance Sheet, although it resulted in the addition of disclosures included as part of the Consolidated Financial Statements for the period ending March 31, 2003, summarizing the effects of stock-based compensation on interim operating results.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as a variable interest entity. As discussed in Note 6 to the Consolidated Financial Statements in the Company’s June 30, 2002 Annual Report to Shareholders, the Company entered into a five-year operating lease agreement in June 2000 relating to its Salt Lake distribution center. Based on the Company’s analysis of the new Interpretation, the current operating lease structure is with a variable interest entity. Under Interpretation No. 46, if no modifications are made to the existing lease structure, the Company will be required to consolidate the leased asset and the related debt in its Consolidated Balance Sheet effective July 1, 2003. At this time, the Company expects to modify the existing lease agreement prior to the July 1, 2003 deadline and the Company is currently evaluating the impact on the Consolidated Financial Statements.

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (EITF 02-16). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 will apply to all agreements entered into or modified after December 31, 2002. The adoption of EITF 02-16 did not have a material impact on the Company’s financial statements as of or for the period ended March 31, 2003.

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

Interest Rate Swap Contracts: (Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts to pay fixed rates of interest (ranging from 5.1 to 7.2 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 1.3 to 2.0 percent during the first nine months of fiscal 2003 and 1.9 to 3.8 percent during the corresponding period of the prior fiscal year) on a $66.8 million notional amount. The $66.8 million is composed of $55.0 million of floating rate debt and an $11.8 million variable rate operating lease obligation. The interest rate swap contracts are scheduled to mature between April 2003 and June 2005. These contracts have been designated as cash flow hedges.

The Company’s cash flow hedges are recorded at fair value within other non-current liabilities in the Consolidated Balance Sheet, with a corresponding offset, net of tax, in other comprehensive income within shareholders’ equity. The net gain recorded in other comprehensive income, net of tax, was $1.4 and $1.0 million during the third quarter of fiscal 2003 and 2002, respectively. The net gain recorded in other comprehensive income, net of tax, was $3.7 and $1.3 million during the first nine months of fiscal 2003 and 2002, respectively.

As interest or rental payments are made on the underlying hedged items, an adjustment to interest or rental expense based on the net settlement amounts on the swaps is recorded in the Consolidated Income Statement. Effectively, the net settlement amounts are transferred out of other comprehensive income to earnings at each interest or rental payment date, as the net gain or loss recorded within other comprehensive income is based on estimated future cash flows of net settlement amounts. The cash flow swaps resulted in charges to interest and rental expense of approximately $0.9 and $0.8 million during the third quarters of fiscal 2003 and 2002, respectively. During the first nine months of fiscal 2003 and 2002, the cash flow swaps resulted in charges to interest and rental expense of approximately $2.6 and $1.9 million, respectively. As of March 31, 2003, the Company estimates, based on current interest rates, that approximately $0.8 million of charges to interest and rental expense will be recorded in the Consolidated Income Statement during the next twelve months. During the first nine months of fiscal 2003 and 2002, the cash flow swaps were fully effective.

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts to pay variable rates of interest based on the three-month and six-month LIBOR rates plus a credit spread (ranging from 2.2 to 6.2 percent during the nine months ended March 31, 2003 and 3.3 to 6.5 percent during the nine months ended March 31, 2002) and receive fixed rates of interest (ranging from 6.7 to 8.2 percent) on an aggregate $88.5 million notional amount, with maturation dates between July 2003 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes (in order to mitigate exposure to interest rate risk related to the fixed-rate notes), and are being accounted for as fair value swaps.

During the second quarter of fiscal 2003, the Company terminated certain of its interest rate swap contracts, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009.

The Company’s fair value swaps are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding adjustment to the underlying senior term note within long-term debt of $7.6 million at March 31, 2003. No hedge ineffectiveness occurred during the quarter or year-to-date. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of March 31, 2003, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately 10 and 14 percent of the Company’s net investments in foreign operations at March 31, 2003 and June 30, 2002, respectively. The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. The corresponding offset, net of tax, is charged to the cumulative translation adjustment account, which is a component of other comprehensive income. For the three and nine months ended March 31, 2003, $0.8 and $1.7 million of loss, net of tax, related to this derivative was charged to the cumulative translation adjustment account, respectively. For the three and nine months ended March 31, 2002, $0.4 and $0.3 million of gain, net of tax, related to this derivative was charged to the cumulative translation adjustment account, respectively.

4.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The Company recorded an increase in additional paid-in capital of $3.6 million during the first nine months of fiscal 2003. This increase is comprised of increases of $19.0 million primarily related to shares issued in connection with salon acquisitions, $5.1 million related to shares held in the Company’s equity compensation plans and $1.2 million related to the tax benefit realized upon exercise of stock options, largely offset by $21.7 million related to shares repurchased under the Company’s stock repurchase program.

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2003 and 2002 were as follows:

	For the Periods Ended March 31,
	Three Months		Nine months

		(Dollars in thousands)
	2003	2002	2003	2002

Net income	$20,891	$19,334	$64,181	$51,657
Other comprehensive income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	518	182	1,057	(578)
Change in cumulative foreign currency translation	5,905	(123)	8,732	(2,396)

Total comprehensive income	$27,314	$19,393	$73,970	$48,683

5.	NET INCOME PER SHARE:

Stock options covering 353,590 shares for the third quarter of fiscal 2003, and 341,633 and 1,500 shares for the first nine months of fiscal 2003 and 2002, respectively, were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive. During the third quarter of the prior fiscal year, there were no stock options excluded as the average market value of the Company’s common stock was greater than the exercise price of all options.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine months

	2003	2002	2003	2002

Weighted average shares for basic earnings per share	43,334,863	42,279,312	43,271,325	42,016,615
Effect of dilutive securities:
Dilutive effect of stock options	1,621,817	2,042,391	1,800,419	1,718,902
Contingent shares issuable under contingent stock agreements	247,483	20,545	160,278	22,464

Weighted average shares for diluted earnings per share	45,204,163	44,342,248	45,232,022	43,757,981

6.	NONRECURRING INCOME TAX BENEFIT:

In the prior fiscal year, the Company implemented certain tax strategies resulting in approximately $1.8 million of economic benefit, or $0.04 per diluted share for the three and nine months ended March 31, 2002, which was recognized as a nonrecurring income tax benefit in the third quarter of the prior fiscal year by reducing income tax expense.

7.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2002, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $713,000. During the first nine months of fiscal 2003, such liabilities were reduced by cash payments of $236,000 and increased by $28,000 related to translation rates, resulting in balance of $505,000 at March 31, 2003. This remaining amount will be satisfied through periodic contractual payments ending in June of 2004.

8.	SEGMENT INFORMATION:

The Company operates or franchises 7,220 domestic salons and 2,133 international salons. The Company operates its domestic (North American) operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic destination retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table for the periods ended March 31, 2003 and 2002:

	For the Periods Ended March 31,
	Three Months		Nine months

		(Dollars in thousands)
	2003	2002	2003	2002

Total revenues:
Domestic	$377,847	$335,015	$1,115,829	$992,895
International	44,468	26,563	120,468	76,885

Total	$422,315	$361,578	$1,236,297	$1,069,780

Salon contribution*:
Domestic	$75,359	$65,963	$227,545	$196,673
International	6,902	3,529	19,655	10,692

Total	$82,261	$69,492	$247,200	$207,365

*	Includes company-owned and franchise revenues less company-owned operating expenses and franchise direct costs.

9.	ACQUISITIONS:

During the nine month periods ended March 31, 2003 and 2002, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, which may have components representing preliminary allocations, the components of the aggregate purchase prices of the acquisitions made during the periods ended March 31, 2003 and 2002, and the allocation of the purchase prices, were as follows:

	Nine months Ended
	March 31,

	(Dollars in thousands)
	2003	2002

Components of aggregate purchase prices:
Cash	$55,857	$19,126
Stock	19,002	3,554
Liabilities assumed or payable	5,151	4,880

	$80,010	$27,560

Allocation of the purchase price:
Net tangible assets acquired	$8,430	$1,084
Identifiable intangible assets	3,423	12,269
Goodwill	68,157	14,207

	$80,010	$27,560

The Company has guaranteed that stock issued in certain acquisitions will reach a certain market price. If the stock should not reach this price during the agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the March 31, 2003 market price, the Company would be required to provide an additional 247,483 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired March 31, 2003. These contingently issuable shares have been included in the calculation of diluted earnings per share for the three and nine months ended March 31, 2003.

10.	FINANCING:

During the second quarter of fiscal 2003, the Company extended its revolving credit facility through November of fiscal 2006. In the third quarter of fiscal 2003, the Company renewed one of its private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms. There were no other significant financing activities during the first nine months of fiscal 2003.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of March 31, 2003 and the related consolidated statements of operations for the three and nine month periods ended March 31, 2003 and 2002 and of cash flows for the nine months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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
April 22, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons. The Company’s worldwide operations include 9,353 salons at March 31, 2003 operating in two reportable operating segments: domestic and international. Each of the Company’s concepts generally have similar products and services, concentrates on the mass-market consumer marketplace and generally display similar economic characteristics. The Company is organized to manage its operations based on geographical location. The Company’s domestic segment includes 7,220 salons, including 2,214 franchised salons, operating in North America primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,133 salons, including 1,734 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has approximately 45,000 employees worldwide.

Third quarter fiscal 2003 revenues grew to a record $422.3 million, including franchise revenues of $25.4 million, a 16.8 percent increase over the third quarter of the prior fiscal year. Revenues for the first nine months of fiscal 2003 grew to a record $1.2 billion, including franchise revenues of $77.4 million, a 15.6 percent increase over the first nine months of the prior fiscal year.

Operating income in third quarter of fiscal 2003 increased to $38.6 million, a 17.5 percent increase over the corresponding period of the prior fiscal year. Operating income in the first nine months of fiscal 2003 increased to $118.2 million, a 23.6 percent increase over the corresponding period of the prior fiscal year.

Net income in the third quarter of fiscal 2003 increased to a record $20.9 million, or $0.46 per diluted share, a net income and earnings per share increase of 8.1 and 4.5 percent, respectively, from the third quarter of the prior fiscal year. During the first nine months of fiscal 2003, net income increased 24.2 percent to $64.2 million and earnings per diluted share increased 20.3 percent to $1.42 as compared to the corresponding period of the prior fiscal year. During the third quarter of the prior fiscal year, the Company recognized a nonrecurring income tax benefit (see Note 6 to the Consolidated Financial Statements) of $1.8 million, thereby increasing earnings per diluted share by $0.04 for the three and nine months ended March 31, 2002.

Results of Operations

The following table sets forth for the periods indicated certain information derived from the Company’s Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine months
	2003	2002	2003	2002

Company-owned service revenues (1)	71.0%	69.9%	70.4%	69.6%
Company-owned product revenues (1)	29.0	30.1	29.6	30.4
Franchise revenues	6.0	5.4	6.3	5.0
Company-owned operations:
Profit margins on service (2)	43.5	43.1	43.7	43.1
Profit margins on product (3)	50.0	46.6	50.2	47.1
Direct salon (1)	9.0	8.9	9.1	9.0
Rent (1)	14.9	14.2	14.7	14.2
Depreciation (1)	3.5	3.6	3.4	3.5
Direct salon contribution (1)	18.0	17.5	18.4	17.6
Franchise direct costs, including product and equipment (4)	56.8	50.2	56.4	47.0
Corporate and franchise support costs	9.7	9.5	9.7	9.7
Depreciation and amortization	0.7	0.7	0.7	0.7
Operating income	9.1	9.1	9.6	8.9
Income before income taxes	8.0	7.9	8.4	7.7
Net income	4.9	5.3	5.2	4.8
Net income, excluding nonrecurring benefit (5)	4.9	4.9	5.2	4.7

(1) Computed as a percent of company-owned revenues.

(2) Computed as a percent of company-owned service revenues.

(3) Computed as a percent of company-owned product revenues.

(4) Computed as a percent of franchise revenues.

(5) See Note 6 to the Consolidated Financial Statements regarding the nonrecurring income tax benefit.

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

The Company reviews long-lived and intangible assets, including goodwill, for impairment annually, or at any time events or circumstances indicate that the carrying value of such assets may not be fully recoverable. For long-lived assets and amortizable intangible assets, an impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. For goodwill, if an impairment were to be recognized, the carrying value of the impaired asset would be reduced to its implied fair value based on discounted estimated future cash flows. The Company generally considers its concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. Goodwill is evaluated for impairment based on the fair value of the brand concept to which the goodwill relates. During the quarter ended March 31, 2003, goodwill was tested for impairment in this manner and the estimated fair value of each reporting unit exceeded its carrying amount, indicating no impairment of goodwill.

The Company makes numerous acquisitions that are recorded using the purchase method of accounting. Accordingly, the purchase prices are allocated to assets acquired, including intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. The majority of the purchase price is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons and the limited value and customer preference associated with the acquired hair salon brand. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through our expansion strategies.

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

On an interim basis, product costs are determined by applying an estimated gross profit margin to product and service revenues. The estimated gross profit margins are based primarily on historical factors. Management also incorporates into the margin its best estimate of the current product mix impact. The Company performs physical inventories at least semi-annually and adjusts product costs to actual as determined under a weighted average, lower of cost or market basis and updates its gross profit margins accordingly.

RESULTS OF OPERATIONS

Revenues

Revenues for the third quarter of fiscal 2003 grew to a record $422.3 million, an increase of $60.7 million, or 16.8 percent, over the same period in the prior fiscal year. Approximately 52 percent of this increase was attributable to domestic salon acquisitions and 28 percent to domestic new salon construction, with the remaining increase primarily due to revenue growth from International operations. Domestic salons, associated with operations in the United States and Canada (domestic salons), accounted for $43.5 million of the increase in total revenues. Franchise revenues increased $5.8 million, primarily related to Jean Louis David (JLD), the European franchise company acquired during the fourth quarter of the prior fiscal year. Revenue from company-owned International operations increased $11.4 million primarily due to the recently acquired Vidal Sassoon salons and training academies and approximately $2.2 million related to favorable fluctuations in the exchange rates.

Revenues for the first nine months of fiscal 2003 grew to a record $1.2 billion, an increase of $166.5 million, or 15.6 percent, over the corresponding period in the prior fiscal year. Approximately 47 percent of this increase was attributable to domestic salon acquisitions and 29 percent to domestic new salon construction, with the remaining increase primarily due to revenue growth from International operations related to acquisitions and favorable fluctuations in the exchange rate between periods. Domestic salons accounted for $121.4 million of the increase in total revenues, while franchise revenues increased $23.9 million, primarily due to International operations. Revenue from company-owned International operations increased $21.2 million primarily due to the recently acquired Vidal Sassoon salons and training academies and approximately $6.7 million related to favorable fluctuations in the exchange rates.

Revenues by brand concept for the three and nine months ended March 31, 2003 and 2002 were as follows:

	Three Months Ended		Nine months Ended
	March 31,		March 31,
	2003	2002	2003	2002

		(Dollars in thousands)
Domestic:
Regis Salons	$110,095	$104,442	$320,925	$311,183
MasterCuts	42,907	41,798	127,838	124,018
Trade Secret	50,870	46,996	156,186	145,828
SmartStyle	58,544	46,762	165,815	129,522
Strip Center Salons (primarily Supercuts and Cost Cutters)	115,431	95,017	345,065	282,344
International	44,468	26,563	120,468	76,885

	$422,315	$361,578	$1,236,297	$1,069,780

Included in the table above, primarily as part of Strip Center Salons and International, are franchise revenues of $25.4 and $19.6 million for the three months ended March 31, 2003 and 2002, respectively, and $77.4 and $53.4 million for the nine months ended March 31, 2003 and 2002, respectively.

During the third quarter of fiscal 2003, consolidated same-store sales from all company-owned salons open more than 12 months decreased 0.7 percent, compared to an increase of 4.1 percent in the third quarter of the prior fiscal year. The decrease in third quarter same-store sales was primarily the result of the shift in Easter from March in the prior fiscal year to April in fiscal 2003. Additionally, the tough economic environment and consumers’ preoccupation with the war had an unfavorable impact on fiscal 2003 same-store sales for the third quarter and year-to-date. Consolidated same-store sales increased 0.6 percent during the nine months ending March 31, 2003, compared to an increase of 3.4 percent in the corresponding period of the prior fiscal year. Same-store sales increases achieved during the first nine months of fiscal 2003 were driven primarily by a shift in the mix of service sales toward salon services such as hair color and waxing services, as well as increased product sales.

System-wide sales, inclusive of non-consolidated sales generated from franchisee salons, increased to $697.7 million during the third quarter of fiscal 2003 and $2.1 billion during the nine months ended March 31, 2003, representing increases of 28.3 and 30.4 percent, respectively, over the same periods last year. The increases in system-wide sales during fiscal 2003 were primarily the result of salons added to the system through acquisitions, as well as net salon openings. Consolidated system-wide same-store sales decreased 0.4 percent in the third quarter and increased 0.9 percent in the first nine months of fiscal 2003, compared to increases of 4.0 and 3.7 percent in the corresponding periods of the prior year. A total of 34.2 and 30.5 million customers were served system-wide in the third quarter of fiscal 2003 and 2002, respectively. During the first nine months of fiscal 2003 and 2002, a total of 103.2 and 91.7 million customers were served system-wide, respectively. The increase in total customers was primarily the result of additional salons added to the system.

Service Revenues. Service revenues in the third quarter of fiscal 2003 grew to $281.8 million, an increase of $42.9 million, or 18.0 percent, over the same period in the prior fiscal year. During the first nine months of fiscal 2003, service revenues increased $108.4 million, or 15.3 percent, to $815.5 million. The increase in service revenues for the quarter and year-to-date was primarily a result of acquisitions and new salon construction.

Product Revenues. Product revenues in the third quarter of fiscal 2003 grew to $115.2 million, an increase of $12.1 million, or 11.7 percent, over the same period in the prior fiscal year. During the first nine months of fiscal 2003, product revenues grew to $343.4 million, an increase of $34.2 million, or 11.0 percent, over the corresponding period of the prior fiscal year. These increases demonstrate the Company’s continuous commitment to merchandising professional salon products. Product sales decreased as a percent of company-owned revenues in the three and nine months ended March 31, 2003 as compared to the corresponding periods of the prior fiscal year. These decreases were primarily due to the large number of strip center salons which were acquired over the past year. Strip center salons have a lower product sales mix than the corporate average.

Franchise Revenues. Franchise revenues, including royalties and initial franchise fees from franchisees, and product and equipment sales made by the Company to franchisees, increased to $25.4 and $77.4 million in the quarter and nine months ended March 31, 2003, respectively, compared to $19.6 and $53.4 million for the corresponding periods of the prior fiscal year. Of the total year-to-date increase of $24.0 million, 59.7 percent is related to royalties, 30.6 percent due to increased sales of product to franchisee salons and 9.7 percent to initial franchise fees. The increase in franchise revenues for the quarter was primarily due to the European franchise company Jean Louis David (JLD), which was acquired in the fourth quarter of the prior fiscal year. The increase for the nine months ended March 31, 2003 was also primarily due to JLD, as well as growth in franchise revenues from Groupe Gerard Glemain (GGG) since its acquisition in the first quarter of the prior fiscal year.

Cost of Revenue

The aggregate cost of service and product revenues for company-owned salons in the third quarter of fiscal 2003 was $216.7 million compared to $191.1 million in the same period in the prior fiscal year. For the first nine months of fiscal 2003 and 2002, the aggregate cost of service and product revenues was $630.3 and $566.3 million, respectively. Compared to the corresponding periods of the prior fiscal year, the resulting combined gross margin percentage improved 130 basis points in both the third quarter and nine months ended March 31, 2003, to 45.4 and 45.6 percent of company-owned revenues, respectively.

Service margins improved 40 basis points in the third quarter and 60 basis points in the first nine months of fiscal 2003 to 43.5 and 43.7 percent of company-owned service revenues, respectively. These improvements were primarily due to salon initiatives that resulted in lower payroll and payroll related costs as compared to the corresponding periods of the prior fiscal year.

Product margins improved 340 basis points to 50.0 percent of company-owned product revenues in the third quarter of fiscal 2003. During the first nine months of fiscal 2003, product margins improved 310 basis points to 50.2 percent of company-owned product revenues. The prior year third quarter product margin was lower than normal resulting primarily from a discount promotion in connection with the repackaged MasterCuts private label product line. Additionally, the quarter and year-to-date improvements were primarily the result of favorable physical inventory counts finalized in the second quarter of fiscal 2003 and improving margins in the Company’s product sales. The estimated gross profit margin used to determine product costs on an interim basis was revised for the current quarter and future periods based on the results of the physical inventories and the continued trend of overall product margin improvement. The product margin improvement is being primarily driven by improved purchasing power.

Direct Salon

This expense category includes direct costs associated with salon operations such as salon advertising, insurance, workers’ compensation, utilities and janitorial costs. For the third quarter of fiscal 2003, direct salon expense of $35.7 million increased ten basis points to 9.0 percent of company-owned revenues as compared to the third quarter of the prior fiscal year. For the first nine months of fiscal 2003, direct salon expense of $105.5 million increased ten basis points to 9.1 percent of company-owned revenues as compared to the corresponding period of the prior year. The increases as a percent of company-owned revenues were primarily related to higher workers’ compensation insurance costs due to an increase in claim activity.

Rent

Rent expense during the third quarter and first nine months of fiscal 2003 was $59.3 and $170.0 million, respectively, compared to $48.4 and $143.8 million in the same periods of the prior fiscal year. Rent expense increased 70 and 50 basis points as a percentage of company-owned revenues for the third quarter and first nine months of fiscal 2003, respectively, primarily due to higher minimum rents related to acquired JLD salons in Manhattan as well as continuing increases in common area costs. Common area costs increase as landlords in regional malls experience higher insurance, utility and maintenance costs and pass such increases on to their tenants. Further, lower same-store sales increases, as compared to the prior year, caused rent expense to increase as a percent of sales.

Depreciation - Salon Level

Depreciation expense at the salon level remained relatively consistent as a percent of company-owned revenues at 3.5 percent during the quarter and 3.4 percent during the nine months ended March 31, 2003, compared to 3.6 and 3.5 percent, respectively, in the corresponding periods of the prior fiscal year. The ten basis point improvements were primarily related to higher than normal salon asset write-offs during the third quarter of the prior fiscal year stemming from the timing of salon closures and relocations.

Direct Salon Contribution

For reasons previously discussed, direct salon contribution, representing company-owned salon revenues less associated operating expenses, increased $11.6 million to $71.3 million in the third quarter of fiscal 2003 and increased $34.4 million to $213.5 in the first nine months of fiscal 2003. As a percent of sales, direct salon contribution improved 50 and 80 basis points to 18.0 and 18.4 percent of company-owned revenues during the quarter and nine months ended March 31, 2003, respectively.

Franchise Direct Costs, Including Product and Equipment

Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred to support franchising activities. Franchise direct costs increased to $14.4 million, or 56.8 percent of franchise revenues, during the quarter ended March 31, 2003. For the first nine months of fiscal 2003, franchise direct costs increased to $43.6 million, or 56.4 percent of franchise revenues. The increases were primarily related to the costs associated with the back-office integration of the acquired GGG and JLD businesses.

Corporate and Franchise Support Costs

Expenses in this category include field supervision (payroll, related taxes and travel), salon training, warehousing and corporate office administration costs (such as salaries, occupancy costs and professional fees). Corporate and franchise support costs (CFSC) were $40.8 million in the third quarter of fiscal 2003, compared to $34.2 million in the same period of the prior fiscal year. CFSC were $120.0 million in the first nine months of fiscal 2003, compared to $104.1 million during the corresponding period of the prior fiscal year due to further staffing needs as a result of adding 999 new company-owned salons since March of the prior fiscal year. As a percent of total revenues, CFSC increased 20 basis points for the quarter and remained constant for the nine months ended March 31, 2003. The 20 basis point increase stems from the decrease in same-store sales during the third quarter of fiscal 2003, causing the fixed cost components of CFSC to increase as a percent of total revenues.

Depreciation and Amortization - Corporate

Corporate depreciation and amortization remained consistent at 0.7 percent of total revenues in the third quarter and first nine months of fiscal 2003 and 2002.

Operating Income

Operating income in the third quarter of fiscal 2003 improved $5.8 million to $38.6 million, and remained consistent at 9.1 percent of total revenues, compared to the third quarter of the prior fiscal year. For the nine months ended March 31, 2003, operating income improved $22.6 million to $118.2 million over the same period of the prior fiscal year, representing a 70 basis points improvement as a percent of total revenues. The improvement in operating income during fiscal 2003 is related to improvements in the product and service margins and other operational improvements previously discussed.

Interest

Interest expense in the third quarter of fiscal 2003 increased $0.7 million to $5.2 million. During the nine months ended March 31, 2003, interest expense increased $1.7 million to $15.7 million. The dollar increase in interest expense between periods stems from a higher average outstanding debt balance during fiscal 2003 related to the timing of acquisitions. Compared to the corresponding periods of the prior year, interest expense remained consistent as a percent of total revenues at 1.2 and 1.3 percent for the three and nine months ended March 31, 2003, respectively.

Income Taxes

The Company’s effective income tax rate for the third quarter of fiscal 2003 was 37.8 percent, compared to 32.6 percent in the third quarter of the prior fiscal year. During the nine months ended March 31, 2003 and 2002, the Company’s effective tax rate was 37.9 and 37.1 percent, respectively. During the third quarter of the prior fiscal year, the Company recognized a one-time income tax benefit of approximately $1.8 million resulting from the implementation of certain tax planning strategies. The nonrecurring benefit decreased the Company’s underlying effective tax rate by 6.1 and 2.1 percent for the quarter and nine months ended March 31, 2002, respectively. The improvement in the fiscal 2003 effective rate, exclusive of the nonrecurring income tax benefit in the prior fiscal year, was primarily due to a larger percentage of the Company’s earnings being earned in lower international tax jurisdictions, as well as tax savings resulting from certain tax strategies adopted late in the prior fiscal year. Additionally, the year-to-date rate was favorably impacted by the successful resolution of certain tax matters related to previous periods, which were discussed during the first quarter.

Net Income

Net income in the third quarter of fiscal 2003 grew to a record $20.9 million, or $0.46 per diluted share, compared to $19.3 million, or $0.44 per diluted share, in the same period in the prior fiscal year. During the nine months ended March 31, 2003, net income increased to a record $64.2 million, or $1.42 per diluted share, representing a net income and earning per share increase of $12.5 million and $0.24, respectively, over the corresponding period of the prior fiscal year.

The the prior fiscal year nonrecurring income tax benefit increased net income and diluted earnings per share by $1.8 million and $0.04, respectively, for the three and nine months ended March 31, 2002.

Effects of Inflation

The Company compensates many of its salon employees with percentage commissions based on the sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company’s major expense components) are, with respect to these divisions, variable costs of sales. The Company does not believe inflation, due to its low rate, has had a significant impact on the results of operations associated with its hourly paid hairstylists.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Net cash provided by operating activities for the first nine months of fiscal 2003 grew to $111.6 million compared to $106.0 million during the same period in the prior fiscal year. The increase between the two periods was primarily due to improved operating performance and higher accrued expenses related to the timing of estimated income tax payments. These increases were partially offset by an increase in inventory levels in order to support the Company’s increasing base of new, acquired and franchise salons.

Capital Expenditures and Acquisitions

During the first nine months of fiscal 2003, the Company had worldwide capital expenditures of $69.5 million (excluding $5.0 million related to non-cash asset purchases under capital leases), of which $19.9 million related to acquisitions. The Company constructed 299 new corporate salons in the first nine months of fiscal 2003, including 123 new SmartStyle salons, 62 new Strip Center Salons, 42 new Regis Salons, 33 new MasterCuts salons, 29 new Trade Secret salons and 10 new International salons, and completed 142 major remodeling projects. All capital expenditures during the first nine months of fiscal 2003 were funded by the Company’s operations and borrowings under its revolving credit facility.

The Company anticipates its worldwide salon development program, excluding salon closures, for fiscal 2003 will include approximately 440 new company-owned salons, 250 to 300 new franchised salons, 200 major remodeling and conversion projects and 400 to 500 acquired salons. It is expected that expenditures for these development activities will be approximately $155.0 to $160.0 million, of which $69.0 million (excluding $6.0 million allocated to non-cash asset purchases under capital leases) is allocated to new salon construction, maintenance, remodeling and conversions.

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

In certain franchise area development agreements, a buyback program is included allowing the franchisee to require the Company to purchase all of their salon assets within a specified market for 90 percent of their original cost within two years from the date of the franchisee opening their first salon. As of March 31, 2003, 19 existing franchised salons were covered by such agreements and the related maximum potential amount of undiscounted future payments was estimated to be approximately $1.3 million. However, the Company has not and does not expect to incur material expenditures under the buyback program as most franchisees choose to continue operating the salons themselves. Further, in the case of a franchisee initiating the buyback program, the Company often facilitates the purchase of the salons directly by another franchisee rather than purchasing them itself.

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

The Company is guarantor on a limited number of lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $6.6 million at March 31, 2003, terminate at various dates between December 2003 and March 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

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

Financing

During the second quarter of fiscal 2003, the Company extended its revolving credit facility through November 2006. In the third quarter of fiscal 2003, the Company renewed one of its private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms. There were no other significant financing activities during the first nine months of fiscal 2003. Derivative instruments are discussed in Note 3 to the Consolidated Financial Statements.

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

Dividends

During the first nine months of fiscal 2003, the Company paid dividends totaling $3.9 million, or $0.09 per share. On May 7, 2003, the Board of Directors of the Company declared a $0.03 per share quarterly dividend payable on June 4, 2003 to shareholders of record on May 21, 2003.

Outlook

Regis Corporation is the world’s largest owner, operator, franchisor and acquirer of hair and retail product salons in the $135 billion hair care industry. The 9,353 company-owned and franchised salons, which generated $2.1 billion of system-wide sales in the first nine months of fiscal year 2003, are located in the United States, Canada, France, Italy, the United Kingdom, Spain, Belgium, Switzerland, Poland and Puerto Rico.

Over the last ten years, the Company has been able to average double-digit revenue and earnings growth through its strategy of building, acquiring and franchising salons in high traffic locations throughout North America (United States and Canada) and Europe. Eight times larger than its nearest competitor, the Company maintains just a two percent worldwide market share, signaling substantial opportunities for long-term future growth.

Impact of Inflation

The impact of inflation on results of operations has not been significant. The Company does not expect inflation to have a significant impact on its abilities to achieve its long-term growth targets.

Impact of Seasonality

The Company’s business is not subject to substantial seasonal variations in demand. However, the timing of certain holidays may cause quarterly variations. Historically, the Company’s revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenue associated with its corporate salons, as well as the Company’s franchise revenue, is of a replenishment nature. The Company estimates that customer visitation patterns are generally consistent throughout the year.

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies may have an impact on the Company’s business. However, the replenishment nature of the Company’s business, as well as the fact that its various concepts span across all levels of consumer objectives regarding price and style, mitigates the impact that changes in economic conditions may have on the Company’s business.

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

Changes in foreign currency exchange rates may have an impact on the Company’s expected results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British Pound. For the three and nine months ended March 31, 2003, operations denominated in currencies other than the U.S. dollar equaled 8.3 and 12.3 percent of consolidated net income, respectively.

Near-term Expectations

For fiscal year 2003, the Company expects revenue and earnings growth of approximately 15.0 and 18.0 percent, respectively. The Company plans to achieve this revenue growth through the combination of salon acquisitions (7.0 to 8.0 percent), new salon construction (4.0 to 5.0 percent), same-store sales increases (0.5 to 1.5 percent) and franchise revenue growth (1.0 to 2.0 percent). Earnings for fiscal year 2003 are also expected to benefit from the continued improvement in both service and product margins.

Long-term Expectations

The Company’s growth strategy will continue to focus on building and acquiring company-owned and operated salons in convenient locations with good visibility, strong customer traffic and appropriate trade demographics. In addition, it will continue to focus on the middle to moderately upscale market with its broad-based salon concepts.

The Company believes that the availability of real estate and quality stylists will not constrain its ability to achieve its long-term growth objectives of low-to-mid teens revenue and earnings growth.

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

In addition to growth in salon services, the Company has been successful in growing the retail product business. During the first nine months of fiscal year 2003, retail product sales increased 11 percent to $343 million. Through the offering of the largest assortment of professional hair care products in the industry and superior merchandising, the Company believes it can continue to successfully grow its retail product business. Today, the Company estimates that it serves approximately 10 percent of the U.S. professional retail product market.

Maintaining financial flexibility is also a key element in continuing the Company’s successful growth. With strong operating cash flow and an investment grade rating, the Company is confident that it will be able to financially support its future growth.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward–looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003.

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

As of March 31, 2003, the Company had $58.7 million of floating and $249.5 of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and floating rate debt. On occasion the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts. As of March 31, 2003, the Company has entered into interest rate swap agreements covering $55.0 million of its floating rate obligations and $88.5 million of its fixed rate obligations, as discussed in Note 3 of the Registrant’s March 31, 2003 quarterly report on Form 10-Q.

The Company has also entered into interest rate swap agreements with a notional amount of $11.8 million to hedge its variable rate operating lease obligations and a cross currency swap with a notional amount of $21.3 million to hedge its foreign currency exposure in certain of its net investments.

The table below presents information about the Company’s debt obligations, variable lease obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average interest rates as of March 31, 2003. For variable lease obligations, the table presents the maximum potential obligation under the residual value guarantee. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of June 30,

Obligations	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

(US$ equivalent in thousands)
Long-term debt:
Fixed rate ($US)	$984	$20,682	$15,462	$13,912	$23,508	$164,948	$239,496	$247,106
Average interest rate	9.05%	7.57%	7.77%	7.12%	7.97%	7.31%	7.42%
Fixed rate (GBP)	$1,799						$1,799	1,799
Average interest rate	4.00%						4.00%
Fixed rate (Euro)	$494	$105					$599	$599
Average interest rate	9.00%	9.00%					9.00%
Variable rate ($US)			$1,627		$57,100		$58,727	$58,727
Average interest rate			2.77%		4.2%		4.18%
Operating Lease:
Variable Rate ($US)			$10,200 *				$10,200	$10,200
Average interest rate			2.77%				2.77%

Total obligations	$3,277	$20,787	$27,289	$13,912	$80,608	$164,948	$310,821	$318,431

Interest rate derivatives
(US$ equivalent in thousands)
Pay variable/receive fixed ($US)	$—	$7,500	$12,500	$12,500	$22,000	$34,000	$88,500	$6,232
Average pay rate**	3.40%	3.72%	4.88%	5.81%	5.84%	6.10%	4.96%
Average receive rate**	7.31%	7.29%	7.23%	7.30%	6.90%	6.77%	7.13%
Pay fixed/receive variable ($US)	$55,000		$11,800 *				$66,800	$(1,203)
Average pay rate	7.14%		5.06%				6.77%
Average receive rate	1.35%		1.90%				1.45%

*	Represents the maximum potential obligation of $10.2 million under a residual value guarantee, as discussed in Note 6 to the Consolidated Financial Statements in the Company’s June 30, 2002 Annual Report to Shareholders. The residual value guarantee is on a variable rate operating lease whose rental payments are indexed to changes in interest rates. The Company has entered into a derivative financial instrument to hedge the variability of the remaining future lease payments based on an $11.8 million notional amount.

**	Represents the average expected cost of borrowing for outstanding derivative balances as of March 31, 2003.

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

Net Investments:
(US$ equivalent in thousands)
Net investment (CND)	$54,840
Net investment (EURO)	$93,218
Net investment (GBP)	$47,841
Foreign Currency Derivative:
Fixed-for-fixed cross currency swap (Euro/US)
euro amount	€23,782
Average pay euro rate	8.29%
USD amount	$21,284
Average receive US rate	8.39%

The cross currency swap derivative financial instrument expires in fiscal 2007 and at March 31, 2003, the Company’s net investment in this derivative financial instrument was in a $5.1 million loss position, based on its estimated fair value.

At March 31, 2003, the Company’s cash is concentrated at a limited number of financial institutions. This exposes the Company to credit risk due to the concentrations of cash at these institutions. However, the Company believes that the credit risk is mitigated due to the financial strength of the financial institutions.

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

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information

Exhibit 99.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The following report on Form 8-K was filed during the three months ended March 31, 2003:

Form 8-K dated April 7, 2003 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and third quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 9, 2003	By:	/s/ Randy L. Pearce

Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer

CERTIFICATIONS

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Paul D. Finkelstein, President and Chief Executive Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 9, 2003

/s/ Paul D. Finkelstein Paul D. Finkelstein, President and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 15D-14 OF THE SECURITIES EXCHANGE ACT OF 1934,
AS AMENDED AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q for the period ended March 31, 2003 of Regis Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d0-14) for the Registrant and have:

a	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors (or persons performing the equivalent functions):

a	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and;

b	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 9, 2003

/s/Randy L. Pearce Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer