Form 10-K
period 2003-06-30
REGIS CORP
filed 2003-09-17
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number   0-11230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota State or other jurisdiction	41-0749934 (I.R.S. Employer
of incorporation or organization	Identification No.)

7201 Metro Boulevard, Edina, Minnesota (Address of principal executive offices)	55439 (Zip Code)

(952) 947-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.05 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the Registrant is an accelerated filer. Yes  [X]  No  [  ]

     The aggregate market value of the voting stock held by non-affiliates of Registrant, computed by reference to the closing price as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2002, was $1,092,201,863. The Registrant has no non-voting common stock.

     The number of outstanding shares of the Registrant’s common stock, par value $.05 per share, as of August 29, 2003, was 43,646,385.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement dated September 19, 2003 are incorporated by reference into Parts I, II and III.

PART I

Item 1. Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a)  General Development of Business

During fiscal year 2003, there have been no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

(b)  Financial Information about Segments

Segment Data for the years ended June 30, 2003, 2002 and 2001 are included in Part II, Item 8, page 76 of this Form 10-K.

(c)  Narrative Description of Business

Background

The Company, based in Minneapolis, Minnesota, is the world’s largest owner, operator and franchisor of hair and retail product salons. The Company’s worldwide operations include 9,617 company-owned and franchised salons at June 30, 2003. Each of the Company’s concepts generally have similar products and services, concentrates on the mass-market consumer marketplace and generally display similar economic characteristics. The Company is organized to manage its operations based on geographical location. The Company’s domestic operations include 7,591 salons, including 2,427 franchised salons, operating in North America. The Company’s international operations include 2,026 salons, including 1,627 franchised salons, operating throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company’s worldwide operations utilize key brands such as: Supercuts, Jean Louis David, Vidal Sassoon, Regis Salons, MasterCuts, Trade Secret, SmartStyle and Cost Cutters. During fiscal 2003, the Company and its franchisees provided services to 142.7 million customers worldwide. The Company has approximately 49,000 employees worldwide.

Industry Overview

Management estimates that annual revenues of the hair care industry are $53 billion in the United States and $135 billion worldwide. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially. Management believes that chains will continue to have a significant influence on the overall market and will continue to increase their presence. Management also believes that the demand for salon services and products will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience.

Business Strategy

The Company’s goal is to provide high quality, affordable hair care services and products to a wide range of customers through attractive salons located in high traffic and convenient locations. The key elements of the Company’s strategy to achieve these goals are the following:

Consistent, Quality Service. The Company is committed to meeting its customer’s hair care needs by providing competitively priced services and products in high traffic retail locations with professional and knowledgeable stylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. The major services supplied by the Company’s salons are haircutting and styling, hair coloring and waving, shampooing, conditioning and waxing. To promote quality and consistency of services provided throughout the Company’s salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends.

Growth Opportunities. The Company has the ability to expand its salon base through location, geography, concept and franchising. This provides the Company significant flexibility to meet consumer demand within the market.

The Company’s real estate strategy is to identify potential salon locations with good visibility, adequate traffic, appropriate trade demographics, easy access and adequate parking. The Company primarily focuses on real estate opportunities within regional malls, strip centers and Wal-Mart Supercenters.

Regis’ North American salon concepts address the various customer preferences within the salon market. The Company’s regional mall and strip center salon concepts provide the Company with the ability to have multiple locations within a single mall or strip center. With consistent square footage for all the Company’s salons, approximately 1,200 square feet, the Company has the ability to determine which salon concept is best suited to a location or change the concept of existing salons to meet customer preference or demographic changes in the salon’s market.

The Company’s international salons focus on similar business characteristics as its North American salons and are located in malls, leading department stores, mass merchants and high-street locations, and are well poised for global expansion.

The Company is expanding its salon presence through franchising. With over 40 percent of the system-wide salons being franchised salons, the Company can expand the system’s salon presence and increase market share through the development of company-owned and franchised salons.

Expansion. The Company’s expansion strategy focuses on organic and acquisition growth. Since 1990, the Company has added over 8,700 salons through the combination of new salon construction, franchising and acquisitions. While same-store sales growth plays an important part in the Company’s organic growth strategy, it is not critical to achieving the Company’s long-term growth objectives. With a two percent world-wide market share, the Company’s long-term outlook for expansion remains strong.

During fiscal year 2002, the Company added over 2,000 locations through the combination of new salon construction, acquisitions and new franchised salons. Fiscal year 2002’s growth was led by the acquisitions of two of Europe’s leading franchisors. The Company completed the acquisition of the European franchisors Groupe Gerard Glemain (GGG) and Jean Louis David (JLD) in November 2001 and April 2002, respectively, adding over 1,700 franchised salons in Europe.

During fiscal year 2003, the Company added nearly 1,000 salons. The Company constructed or franchised 672 new salons, 397 company-owned and 275 franchised, and acquired 758 salons, 560 company-owned and 198 franchised. The Company’s most significant acquisitions included 328 domestic BoRics salons, 25 Vidal Sassoon salons and 286 salons, including 196 franchised salons, from Opal Concepts. The Company also closed 360 salons during the fiscal year; 127 company-owned salons were closed while 233 franchised salons closed. The number of franchised salons closed during the year was primarily the result of transition related closures in Europe.

The Company evaluates its salon performance on a regular basis. Upon evaluation, the Company may close a salon for operational performance or real estate issues. In either case, the closures generally occur at the end of a lease term and do not require significant lease buyouts. In addition, during the Company’s acquisition evaluation process, the Company may identify acquired salons that do not meet operational or real estate requirements. At the time of acquisition, generally limited value is allocated to these salons, which are usually closed within the first year. Typically, 150 to 250 company-owned and franchised salons are closed annually.

High Quality Retail Products. The Company’s salons merchandise nationally-recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company’s salons are sold exclusively through professional salons. The Company’s stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Sales of hair care and beauty products increased 12.7 percent in fiscal 2003 to a record $465.1 million and represented 29.4 percent of company-owned revenues.

Control Over Salon Operations. The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten salons. Regional supervisors oversee the performance of five area supervisors or approximately 50 salons. Salon directors manage approximately 200 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company’s ability to expand successfully. In addition, the Company has an extensive training program, including the production of training videos for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through a comprehensive management reporting system that utilizes daily sales detail delivered from the salons’ point of sale system.

Economies of Scale. Management believes that due to its size and number of locations, the Company has certain advantages which are not available to single location salons or small chains. The Company has developed a comprehensive point of sale system to accumulate and monitor service and product sales trends as well as track its salon inventory. The point of sale data is used to evaluate salon productivity and, in some cases, to determine the most appropriate salon use for the location. Additionally, as a result of its size, the Company realizes the benefits of buying retail products, supplies and salon fixtures directly from manufacturers. The Company is also able to gain market recognition for its key brand names through local advertising and promotional programs. Furthermore, the Company can offer employee benefit programs, training and career path opportunities that differ from its smaller competitors.

Salon Concepts:

The Company’s salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. Most of the Company’s salon concepts utilize approximately 1,200 square feet and are located in regional malls, strip centers, Wal-Mart Supercenters, high street locations and department stores.

The Company’s domestic operations consists of 7,591 salons (2,427 franchised), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico as discussed below:

Regis Salons. These salons are full-service, primarily mall-based salons providing complete hair care and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at these salons is approximately 75 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products. The average ticket is approximately $29. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. At June 30, 2003, the Company operated 1,096 Regis Salons. Revenues from Regis Salons increased to $437.4 million, or 26.0 percent of the Company’s total revenues, in fiscal 2003.

MasterCuts. MasterCuts is a full-service mall-based salon group which focuses on the walk-in consumer (no appointment necessary) that demands more moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time-saving services for the entire family. The customer mix at MasterCuts salons contains a high percentage of men and children. Many of the same retail product lines sold in Regis Salons are also available in MasterCuts salons. In addition, the new MasterCuts private label haircare line appeared in salons during fiscal 2003. The average sale at MasterCuts salons is approximately $15. At June 30, 2003, the Company operated 590 MasterCuts salons in North America. Revenues from MasterCuts salons grew to $170.3 million, or 10.1 percent of the Company’s total revenues, in fiscal 2003.

Trade Secret. Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. The average ticket at Trade Secret is approximately $21. At June 30, 2003, the number of Trade Secret salons totaled 542 in North America, including 25 franchised locations. Revenues from company-owned Trade Secret salons and franchising activity during fiscal 2003 were $206.5 and $3.2 million, respectively, or 12.4 percent of the Company’s total revenues.

SmartStyle. The SmartStyle salons share many operating characteristics as the Company’s other salon concepts; however, they are located entirely in Wal-Mart Supercenters. Pricing is promotional, and services are focused on the family. In addition, professional retail product sales contribute solidly to overall revenues. The Company operated 1,033 company-owned SmartStyle salons within Wal-Mart Supercenters at June 30, 2003. Revenue from company-owned SmartStyle salons grew to $227.5 million, or 13.5 percent of the Company’s total revenue in fiscal 2003. The average sale at SmartStyle salons is approximately $16. The Company is currently the sole provider of salon services within Wal-Mart Supercenters. In addition, the Company has 230 Cost Cutters franchised salons located in Wal-Mart Supercenters generating franchise revenues during fiscal 2003 of $7.7 million, or 0.4 percent of the Company’s total revenues.

Strip Center Salons. The Company’s Strip Center Salons are comprised of 1,928 company-owned and 2,172 franchised salons operating in strip centers across North America under the following concepts:

Supercuts. The Supercuts concept provides consistent high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. The average sale at Supercuts salons is approximately $12. At June 30, 2003, the Company operated 1,748 Supercuts stores in North America, including 961 franchised locations. Revenues from company-owned Supercuts and franchising activity during fiscal 2003 were $175.6 and $33.4 million, respectively, or 12.4 percent of the Company’s total revenues.

Cost Cutters. The Cost Cutters concept is a full-service salon concept providing value-priced hair care services for men, women and children. In addition, the full-service salons sell a complete line of professional hair care products. The average sale at Cost Cutters salons is approximately $13. At June 30, 2003, there were 784 franchised Cost Cutters salons in strip centers. Revenues from Cost Cutters franchise salons during fiscal 2003 were $16.2 million, or 1.0 percent of the Company’s total revenues. In addition to the franchised salons, the Company operates company-owned Cost Cutters salons, as discussed below.

Other Company-owned Strip Center Salon Concepts. Company-owned Strip Center Salons are made up of successful salon groups acquired over the past five years operating under the primary brands of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters, BoRics and Magicuts, as well as other regional brand names. All concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other brands primarily cater to time-pressed, value-orientated families. The average sale for a company-owned strip center salon is approximately $13. At June 30, 2003, the Company operated 1,141 salons within these concepts. Revenues from this group of salons during fiscal 2003 were $230.1 million, or 13.7 percent of the Company’s total revenues.

Other Franchise Concepts. This group of franchised salons includes primarily First Choice Haircutters, Magicuts, Pro-Cuts and Haircrafters. These concepts function primarily in the high volume, value-priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. At June 30, 2003, there were 427 franchised salons in this group, generating franchise revenue during fiscal 2003 of $5.2 million, or 0.3 percent of the Company’s total revenues. In addition to these franchised salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above.

International Salons:

At June 30, 2003, the Company operated 2,026 hair care salons, including 1,627 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. During fiscal 2002, the Company added to its existing international salon concepts — primarily Regis Hairstylists, Trade Secret, Hair Express and Supercuts — with the acquisitions of the French franchisors GGG and JLD. Salons associated with GGG operate under the brands Saint Algue, Coiff & Co., Intermede and City Looks. JLD operates primarily under the following concepts: JLD Diffusion, JLD Tradition and JLD Quick Service. During fiscal 2003, the Company acquired 25 Vidal Sassoon salons, 14 of which are located in Europe. Company-owned salons in the international division operate in malls, leading department stores, high-street locations and grocery and retail chains under license arrangements or real property leases, consistently focused on the value-priced, moderate and upscale hair care and beauty market. The average sale at an international salon is approximately $44. Revenues from company-owned salons and franchise royalties from international franchised salons grew to $135.2 and $36.3 million, respectively, or 10.2 percent of the Company’s total revenues, in fiscal 2003.

Salon Development

     The table on the following pages sets forth the number of system-wide salons (company-owned and franchised) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

SALON LOCATION SUMMARY

	1999	2000	2001	2002	2003

REGIS SALONS
Open at beginning of period	844	905	912	981	1,016
Salons constructed	41	52	43	61	53
Acquired	63	14	65	17	73
Less relocations	20	29	17	17	12

Salon openings	84	37	91	61	114
Conversions		(3)	(1)	(1)	(2)
Salons closed	(23)	(27)	(21)	(25)	(32)

Open at end of period	905	912	981	1,016	1,096

MASTERCUTS
Open at beginning of period	412	460	502	523	551
Salons constructed	47	44	33	42	47
Acquired	13	7	2	1
Less relocations	7	5	10	2	6

Salon openings	53	46	25	41	41
Conversions		1	1	1	2
Salon closed	(5)	(5)	(5)	(14)	(4)

Open at end of period	460	502	523	551	590

TRADE SECRET
Company-owned Salons:
Open at beginning of period	340	432	460	478	490
Salons constructed	44	49	39	34	34
Acquired	64	13	3	1	10
Less relocations	9	8	7	11	4

Salon openings	99	54	35	24	40
Conversions	(7)	1	(2)	(1)
Salon closed		(27)	(15)	(11)	(13)

Open at end of period	432	460	478	490	517

Franchised Salons:
Open at beginning of period	34	7	26	25	26
Salons added				1

Salon openings				1
Conversions	(7)
Salon closed or sold		(1)	(1)		(1)

Open at end of period	27	26	25	26	25

	1999	2000	2001	2002	2003

SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned Salons:
Open at beginning of period	293	386	547	722	861
Salons constructed	96	126	152	125	168
Acquired		43	38	17	14
Less relocations	3	5	4	1	5

Salon openings	93	164	186	141	177
Conversions			(9)
Salon closed		(3)	(2)	(2)	(5)

Open at end of period	386	547	722	861	1,033

Franchised Salons:
Open at beginning of period	136	158	148	194	210
Salons constructed	22	33	39	37	33
Acquired			2
Less relocations				1

Salon openings	22	33	40	37	33
Conversions (1)		(43)	9	(17)	(12)
Salon closed or sold			(3)	(4)	(1)

Open at end of period	158	148	194	210	230

STRIP CENTERS
Company-owned Salons:
Open at beginning of period	500	667	982	1,383	1,476
Salons constructed	60	83	114	69	85
Acquired	143	276	341	76	446
Less relocations	3	3	8	2	3

Salon openings	200	356	447	143	528
Conversions	(25)	3	(13)	(4)	(13)
Salon closed or sold	(8)	(44)	(33)	(46)	(63)

Open at end of period	667	982	1,383	1,476	1,928

Franchised Salons:
Open at beginning of period	1,579	1,615	1,740	2,011	1,988
Salons constructed	106	164	131	150	147
Acquired (3)		147	184		198
Less relocations	4	12	10	12	10

Salon openings	102	299	305	138	335
Conversions (1)	(2)	(135)	15	(78)	(72)
Salon closed or sold	(64)	(39)	(49)	(83)	(79)

Open at end of period	1,615	1,740	2,011	1,988	2,172

	1999	2000	2001	2002	2003

INTERNATIONAL (2)
Company-owned Salons:
Open at beginning of period	460	372	352	364	382
Salons constructed	12	17	35	18	10
Acquired	1		3	16	17
Salon openings	13	17	38	34	27

Conversions			(3)
Salons closed or sold	(101)	(37)	(23)	(16)	(10)

Open at end of period	372	352	364	382	399

Franchised Salons:
Open at beginning of period					1,684
Salons constructed				69	95
Acquired (3)				1,664

Salon openings				1,733	95
Salon closed or sold				(49)	(152)

Open at end of period				1,684	1,627

Grand total, system-wide	5,022	5,669	6,681	8,684	9,617

(1)	Represents primarily the conversion of franchise operations to company-owned.

(2)	Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret divisions and not included in the international salon totals.

(3)	Represents primarily the acquisition of franchise networks.

Relocations represent a transfer of location by the same salon concept.

Conversions represent the transfer of one concept to another concept.

In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 179 salons were remodeled in fiscal 2003.

Site Selection

Strip Center Locations. The Company estimates there are more than 40,000 strip shopping center locations in the United States and Canada. Regis’ financial strength, successful salon operations and national recognition causes the Company to be an attractive tenant to strip center landlords. In evaluating specific locations for its non-mall brands for both company-owned and franchise stores, the Company seeks conveniently located, highly visible strip shopping centers which allow customers adequate parking and quick and easy store access. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, location of competitors, traffic count, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

Mall Locations. The Company is the largest shopping mall tenant operating hair care salons in North America. Mall owners and developers typically seek retailers such as Regis due to the Company’s financial strength, successful salon operations and status as a national mall tenant. In the United States, there are approximately 1,500 enclosed malls which meet the Company’s size and performance criteria with six to ten new shopping malls being developed each year. Because the Company’s different salon concepts target different mass-market customer groups, more than one of the Company’s salon concepts may be located in the same mall. As a result, there are numerous leasing opportunities in shopping malls for its Regis Salons, MasterCuts, Trade Secret and Mia & Maxx Hair Studio salons.

The Company generally locates its mall based salons in fully enclosed, climate-controlled shopping centers having 400,000 or more square feet of leasable area and at least two full-line department store or mass merchant anchor tenants. For existing malls, the Company evaluates the current sales per square foot of selected tenants, the stature and strength of the anchor stores and the other major tenants, the location and traffic patterns within the mall, and the proximity of competitors. In addition, the Company may conduct site surveys and physical observations to assess the location, traffic patterns and competitive environment.

Several trends have enabled the Company to continue to lease high-profile space in existing malls. Leasing velocity and turnover have increased providing the Company with appropriate leasing opportunities. Also, many existing malls are being expanded, renovated and remerchandised. Because of these factors, the Company believes that it has sufficient expansion opportunities and therefore can be selective in establishing new mall locations.

Franchising Program

General

The Company has various franchising programs supporting its 4,054 franchised salons as of June 30, 2003, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Haircrafters, Pro-Cuts and franchisees operating under the Company’s European franchising operations.

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

To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company’s operational policies and procedures. See Note 6 of “Notes to Consolidated Financial Statements” for further information.

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

Pro Cuts

The majority of existing Pro Cuts franchise agreements have a ten-year term with a ten-year option to renew. The agreements also provide the Company a right of first refusal if the store is to be sold or transferred. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provides limited territorial protection.

St. Algue and Jean Louis David (JLD)

The majority of St. Algue’s franchise contracts have a five-year term with an implied option to renew for a term of three years. All new JLD contracts have five-year terms, although a substantial number of JLD’s existing contracts provide for an eight-year term. The franchise agreements for both St. Algue and JLD are site specific and only a small minority of the contracts provide for territorial exclusivity. The agreements provide for the right of first refusal if the salon is to be sold and the franchisee must obtain the Company’s approval before selling of the salon. With regards to the store site, neither St. Algue nor JLD acts as lessor for their franchisees.

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

Most franchise brands maintain separate Advertising Funds (the “Funds”), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system-wide activities. This intensive advertising program creates significant consumer awareness, a strong brand image and high loyalty.

Salon Training Programs

The Company has an extensive hands-on training program for its stylists which emphasizes both technical training in hairstyling and cutting, hair coloring, perming and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive professional and quality service, which the Company believes will result in more repeat customers, referrals and product sales.

The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and who instruct the stylists in current styling trends. The Company also has an audiovisual based training system in its salons designed to enhance technical skills of stylists.

The Company has a customer service training program to improve the interaction between employees and customers. Staff members are trained in the proper techniques of customer greeting, telephone courtesy and professional behavior through a series of professionally designed video tapes and instructional seminars.

The Company also provides regulatory compliance training for all its field employees. This training is designed to help supervisors and stylists understand employee regulatory requirements and compliance with these standards.

Staff Recruiting and Retention

Recruiting quality managers and stylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company’s supervisory team recruits or develops and promotes from within those stylists that display initiative and commitment. The Company has been and believes it will continue to be successful in recruiting capable managers and stylists for a number of reasons. The Company utilizes a broad compensation system including cash incentives, merchandise awards, company-sponsored trips and benefit programs. The Company believes that its compensation structure for salon managers and stylists is competitive within the industry. Stylists benefit from the Company’s high-traffic locations and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

The Company maintains its own design and construction department, which designs and supervises the constructing, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing salons. The design and construction staff focuses on visual appeal, efficient use of space, cost and rapid completion times.

Operations

For each salon concept, the Company’s operations are divided into geographic regions throughout North America. Each region is managed by one of the Company’s salon directors, assisted by regional field managers and area supervisors, who coordinate the operations of the salons in the particular region. The area supervisors are responsible for hiring and training the managers for each salon. The salon directors for each salon concept report to the division’s Chief Operating Officer. Division Chief Operating Officers report to the Company’s Chief Executive Officer, who functions as the overall chief decision maker.

Over the years, the Company has developed uniform procedures for opening new salons in such a manner as to maximize revenues from a new location as rapidly as possible. After opening, all salons are operated according to standard procedures which the Company has learned are desirable for the operation of an efficient, high quality, profitable salon.

Management Information Systems

The Company utilizes a point-of-sale information system in all its company-owned salons. This system collects data daily from each salon and consolidates the data into several management systems maintained at the corporate office. Salon employees deposit cash receipts into a local bank account on a daily basis. Local depository balances are transferred into a centralized corporate bank account on a daily basis. Point-of-sale information is also used both to monitor salon performance and to generate customer data for use in identifying and anticipating industry trends for purposes of pricing and staffing. The Company has expanded the point-of-sale information system to deliver on-line information as to sales of products to improve its inventory control system, including monthly replenishment recommendations for a salon. Management believes that its information systems provide advantages in planning and analysis which are generally not available to a majority of its competitors.

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

Significant entry barriers exist for chains to expand nationally due to the need to establish customer awareness, systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of difference versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations.

Pricing

The Company actively monitors the prices charged by its competitors in each market and makes every effort to maintain prices which remain competitive with prices of other salons offering similar, high quality services.

Trademarks

The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are “Regis Salons,” “Supercuts,” “MasterCuts,” “Trade Secret,” “SmartStyle,” “Cost Cutters,” “Hair Masters,” “Jean Louis David,” “Saint Algue,” “First Choice Haircutters” and “Magicuts.”

“Vidal Sassoon” is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Vidal Sassoon name for existing salons and academies, and new salon development.

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

Employees

As of June 30, 2003, the Company had approximately 49,000 full- and part-time employees worldwide, of which approximately 43,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Community Involvement

Many of the Company’s stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company’s community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one-mile walk is held in Minneapolis, Minnesota on Mother’s Day to help fund breast cancer research, education, screening and treatment. Through its community involvement efforts, the Company has helped raise millions of dollars in fundraising for breast cancer research.

Governmental Regulations

The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its cosmetology business, including health and safety.

In the United States, the Company’s franchise operations are subject to the Federal Trade Commission’s Trade Regulation Rule on Franchising (the “FTC Rule”) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company’s franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company’s operations.

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

(d)  Financial Information about Foreign and Domestic Operations

Financial information about foreign and domestic markets is incorporated herein by reference to Management’s discussion and analysis of financial condition and results of operations in Part II, Item 7, pages 41 through 43 and Segment information in Part II, Item 8, page 76 of this Form 10-K.

(e)  Available Information

The Company is subject to the informational requirements of the Securities and Exchange Act of 1934 (“Exchange Act”). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information can be accessed in the Investor section of the Company’s website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2. Properties

The Company’s corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota owned by the Company. As of June 30, 2003, the Company utilizes 135,000 square feet of the available office space and the remainder is either leased to third parties or available to be leased. Should the Company require additional office space in the future, the Company could remove or relocate existing tenants at the end of their lease term in order to provide additional administrative office space for its own purposes.

The Company also operates small offices in Toronto, Canada, Coventry, England and Paris, France. These offices are occupied under long-term leases.

The Company has distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 250,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility was originally leased, but was purchased by the Company during the fourth quarter of fiscal 2003. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company’s option, for an additional five years. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company’s domestic locations.

The Company also leases the premises in which certain franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sub-lease arrangements with the Company, negotiate and enter into leases on their own behalf.

None of the Company’s salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings The Company is a defendant in various lawsuits and claims arising out of the normal course of business. As of June 30, 2003, in the opinion of company counsel, the ultimate liabilities resulting from such lawsuits and claims are not anticipated to have a material adverse effect on the Consolidated Financial Statements.

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in corporate and franchise support costs in the Consolidated Statement of Operations.

Item 4. Submission of Matters to a Vote of Security Holders

On November 4, 2002, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors took place with the following results:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	34,560,418	2,717,859
Paul D. Finkelstein	29,340,944	7,937,333
Thomas L. Gregory	34,530,144	2,748,133
Van Zandt Hawn	34,563,558	2,714,719
Susan Hoyt	34,686,580	2,591,697
David B. Kunin	35,339,761	1,938,516
Myron Kunin	29,551,670	7,726,607

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

Regis common stock is listed and traded on the New York Stock Exchange under the symbol “RGS.”

The accompanying table sets forth the high and low closing bid quotations for each quarter during the previous two fiscal years as reported by Nasdaq through March 26, 2003 (under the symbol “RGIS”) and the New York Stock Exchange (under the symbol “RGS”) beginning on March 27, 2003. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 29, 2003, Regis shares were owned by approximately 28,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $34.59 per share on August 29, 2003.

	2003		2002
Fiscal Quarter	High	Low	High	Low

1st Quarter	$28.20	$21.84	$21.24	$17.77
2nd Quarter	29.75	24.17	27.94	20.23
3rd Quarter	27.21	22.27	28.30	24.59
4th Quarter	29.90	25.22	30.46	25.82

The Company paid quarterly dividends of $.03 per share during each of fiscal year 2003 and 2002.

Item 6. Selected Financial Data

The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Item 8.

	2003	2002		2001	2000	1999

Revenues	$1,684,530	$1,454,191		$1,311,621	$1,142,993	$991,900
Operating income (a)	158,940	133,864		109,281	97,216	65,335
Adjusted operating income(d)	158,940	133,864		122,367	108,072	73,024
Net income(a)	86,675	72,054		53,088	49,654	32,205
Adjusted net income, excluding Goodwill amortization(d)	86,675	72,054		61,954	57,395	38,432
Net income per diluted share	1.92	1.63	(b)	1.26	1.19	.78
Adjusted net income per diluted share, excluding goodwill amortization(d)	1.92	1.63		1.47	1.38	.93
Total assets	1,112,955	957,190		736,505	628,355	500,582
Long-term debt, including current portion	301,757	299,016		261,558	234,601	166,986
Dividends declared(c)	$.12	$.12		$.12	$.12	$.10

(a)	The following information is provided to facilitate comparisons of operating income and net income. Fiscal year 2000 and 1999 operating income was decreased by $2,940 and $16,133, respectively, related primarily to merger and restructuring charges. These items reduced fiscal year 2000 and 1999 net income by $2,726 and $11,554, respectively.

(b)	An income tax benefit increased reported net income per diluted share by $.04 in fiscal year 2002. See Note 8 to the Consolidated Financial Statements.

(c)	In addition, Supercuts UK declared dividends of $367 and $2,829 during years 2000 and 1999, respectively.

(d)	Effective July 1, 2001, Regis changed its accounting to discontinue the amortization of goodwill. See Note 1 to the Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANNUAL RESULTS

The following table sets forth for the periods indicated certain information derived from the Company’s Consolidated Statement of Operations in Item 8. expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Years Ended June 30,

	2003	2002	2001

Company-owned service revenues (1)	70.6%	70.0%	71.2%
Company-owned product revenues (1)	29.4	30.0	28.8
Franchise revenues	6.1	5.3	4.3

Company-owned operations:
Profit margins on service (2)	43.6	43.4	43.0
Profit margins on product (3)	50.0	47.6	47.0
Direct salon (1)	9.0	9.0	9.0
Rent (1)	14.8	14.3	14.1
Depreciation (1)	3.5	3.5	3.4

Franchise direct costs, including product and equipment (4)	56.0	49.1	37.7
Corporate and franchise support costs	9.7	9.6	9.6
Depreciation and amortization (5)	0.7	0.7	1.7

Operating income (5)	9.4	9.2	8.3
Income before income taxes (5)	8.2	8.0	6.8
Net income (5)	5.1	5.0	4.0

Net income, excluding the effects of items (5) and (6)	5.1	4.8	4.7

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of service revenues.

(3)	Computed as a percent of product revenues.

(4)	Computed as a percent of franchise revenues.

(5)	See Note 1 to the Consolidated Financial Statements regarding discontinuation of goodwill amortization, effective July 1, 2001, and comparative financial information.

(6)	During fiscal year 2002, the Company recognized an income tax benefit of $1.8 million. See Note 8 to the Consolidated Financial Statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SUMMARY

Regis Corporation, based in Minneapolis, Minnesota, is the world’s largest owner, operator and franchisor of hair and retail product salons. The Regis worldwide operations include 9,617 domestic and international salons at June 30, 2003. Each of the Company’s concepts have generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic operations includes 7,591 salons, including 2,427 franchised salons, operating primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,026 salons, including 1,627 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has approximately 49,000 employees worldwide.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Changes in these estimates could have a material effect on the Company’s Consolidated Financial Statements.

The Company’s significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. The Company believes the following accounting policies are most critical to aid in fully understanding and evaluating the Company’s reported financial condition and results of operations.

Goodwill

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. According to the Company’s accounting policy, an annual review was performed during the third quarter of fiscal year 2003, and no impairment was identified. A similar review will be performed in the third quarter of each year, or more frequently if indicators of potential impairment exist. The Company’s impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed same-store sales rates, estimated future gross margins and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred in the future if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of fiscal year 2003, goodwill was tested for impairment in this manner. The net book value of the recently purchased European franchise operations approximated its fair value and the estimated fair value of the remaining reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

Long-Lived Assets

The Company assesses the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in the Company’s use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause the Company to realize material impairment charges.

Purchase Price Allocation

The Company makes numerous acquisitions which are now required to be accounted for under the purchase method of accounting. Under the purchase method, the purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For the Company’s acquisitions, the majority of the purchase price is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value and customer preference associated with the acquired hair salon brand. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies.

Cost of Product Used and Sold

Product costs are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least twice a year. During fiscal year 2003, the Company performed physical inventory counts in September, January and March and adjusted its estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on the Company’s gross margin.

Contingencies

The Company is involved in various lawsuits and claims that arise from time to time in the ordinary course of our business. Accruals are recorded for such contingencies based on our assessment that the occurrence is probable, and where determinable, an estimate of the liability amount. Management considers many factors in making these assessments including past history and the specifics of each case. However, litigation is inherently unpredictable and excessive verdicts do occur, which could have a material impact on the Company’s Consolidated Financial Statements.

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgements. Certain of these estimates and judgements occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain of the deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Management must assess the likelihood that the Company will be able to recover its deferred tax assets. If recovery is not likely, the Company must increase its provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that management estimates will not be ultimately recoverable. As of June 30, 2003, management believes that all of its recorded deferred tax assets will ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the Company’s tax provision would increase in the period in which it is determined that the recovery is not probable.

In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when management determines the liabilities are no longer necessary. If management’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

RESULTS OF OPERATIONS

Revenues

System-wide sales, which includes consolidated revenues and the sales of franchise salons, increased 22.9 percent to a record $2.8 billion for the year ended June 30, 2003. Certain franchisees and licensees are not required to report financial information, including revenues. Accordingly, estimates are used to approximate system-wide sales. Overall, management believes these estimates are representative of the respective system-wide sales. Management believes that system-wide sales information is useful in assessing the overall health of the entire salon system. Consolidated revenues, which includes revenues of company-owned salons, royalties, initial franchise fees and product and equipment sales to franchisees but does not include sales at franchise salons, increased 15.8 percent to a record $1.7 billion. The following chart details the Company’s system-wide sales and consolidated revenues by concept:

(Dollars in thousands)	2003	2002	2001

System-wide sales:
Domestic:
Regis Salons	$437,449	$416,240	$401,756
MasterCuts	170,288	164,768	155,703
Trade Secret	222,848	206,161	194,604
SmartStyle	227,527	178,728	125,851
Strip Center Salons (primarily Supercuts and Cost Cutters)	1,069,124	991,280	924,385
International	642,563	295,808	100,952

Total	$2,769,799	$2,252,985	$1,903,251
Percent change from prior year	22.9%	18.4%	13.7%

Revenues:
Domestic:
Regis Salons	$437,449	$416,240	$401,756
MasterCuts	170,288	164,768	155,703
Trade Secret*	209,671	192,892	181,787
SmartStyle	227,527	178,728	125,851
Strip Center Salons (primarily Supercuts and Cost Cutters)*	468,121	382,483	345,572
International*	171,474	119,080	100,952

Total	$1,684,530	$1,454,191	$1,311,621
Percent change from prior year	15.8%	10.9%	14.8%

* Includes aggregate franchise revenues of $101.9, $77.6 and $56.3 million for fiscal years 2003, 2002 and 2001, respectively.

The increase in system-wide sales in fiscal years 2003 and 2002 was the result of salons added to the system through acquisition and net salon openings, as well as same-store sales increases from existing salons.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for salons which were open on that day of the week during the corresponding prior period (i.e. the first Monday of the month). Annual same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Management believes that same-store sales are useful in order to determine the increase in revenue attributable to a portion of its organic growth versus growth from acquisitions. Consolidated system-wide same-store sales increased 0.7 and 3.3 percent in fiscal years 2003 and 2002, respectively. The lower increase during fiscal year 2003 is discussed below in conjunction with service and product revenues.

Total consolidated revenues were $1.7 billion, $1.5 billion and $1.3 billion fiscal years 2003, 2002 and 2001, respectively. This was an increase of 15.8 percent in fiscal year 2003 and 10.9 percent in fiscal year 2002. The fiscal year 2003 increase in consolidated revenues was due to acquisitions (66 percent), new salon construction (30 percent), same-store sales growth (seven percent), increased franchise revenues (one percent) and foreign currency translation (five percent), which was partially offset by closed salons. The 10.9 percent increase during fiscal year 2002 was due to new salon construction (47 percent), acquisitions (33 percent), same-store sales growth (22 percent) and increased franchise revenues (five percent), which was partially offset by closed salons.

Domestic Revenues. Total domestic revenues were $1.5 billion, $1.3 billion and $1.2 billion in fiscal years 2003, 2002 and 2001, respectively. This was an increase of 13.3 percent in fiscal year 2003 and 10.3 percent in fiscal year 2002. The fiscal year 2003 increase was due to acquisitions (64 percent), new salon construction (38 percent), same-store sales growth (five percent) and increased franchise revenues (one percent), which was partially offset by closed stores. During fiscal year 2003, domestic same-store sales increased 0.7 percent, compared to increases of 3.0 and 2.8 percent in fiscal years 2002 and 2001, respectively. Same-store sales increases achieved during fiscal years 2003 and 2002 were driven primarily by higher product sales and a shift in the mix of service sales toward higher priced salon services, such as hair color.

International Revenues. Total international revenues were $171.5, $119.1 and $101.0 million in fiscal years 2003, 2002 and 2001, respectively. This was an increase of 44.0 percent in fiscal year 2003 and 18.0 percent in fiscal year 2002. The increase is due to acquisitions (74 percent), same-store sales growth (11 percent), new salon construction (four percent), increased franchise revenues (one percent), and foreign currency translation (17 percent), which was partially offset by closed salons.

Domestic and international revenues are comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. Fluctuations in these three revenue categories were as follows:

Service Revenues. Service revenues were $1,117.6, $963.9 and $893.5 million in fiscal years 2003, 2002 and 2001, respectively. This was an increase of 15.9 percent in fiscal year 2003 and 7.9 percent in fiscal year 2002. The growth in service revenues in fiscal years 2003 and 2002 was driven by acquisitions and organic growth (new salon construction and same-store sales growth). During fiscal years 2003, 2002 and 2001, consolidated same-store service sales increased 0.4, 1.5 and 1.8 percent, respectively. Fiscal year 2003 same-store service sales increases were not as robust as in the prior year due to a weaker economic climate.

Product Revenues. Product revenues were $465.1, $412.7 and $361.9 million in fiscal years 2003, 2002 and 2001, respectively. This was an increase of 12.7 percent in 2003 and 14.1 percent in fiscal year 2002. The increases demonstrate the Company’s continuous commitment to merchandising professional salon products. In fiscal year 2003, product revenues as a percent of total company-owned revenues decreased to 29.4 percent, compared to 30.0 and 28.8 percent of revenues in fiscal years 2002 and 2001, respectively. The decrease as a percent of company-owned sales during fiscal year 2003 was primarily due to the large number of strip center salons which were acquired over the past year. Strip center salons have a lower product sales mix than the corporate average. During fiscal year 2003, consolidated same-store product sales increased 2.9 percent, compared to 7.1 and 5.2 percent in fiscal years 2002 and 2001, respectively. Same-store product sales increases were lower than in the prior year primarily due to decreased mall traffic, as well as a weaker economy.

Franchise Revenues. Total franchise revenues, which include royalties, initial franchise fees and product and equipment sales made by the Company to franchisees were $101.9, $77.6 and $56.3 million in fiscal years 2003, 2002 and 2001, respectively. This was an increase of 31.4 percent in fiscal year 2003 and 37.8 percent in fiscal year 2002. Of these totals, domestic franchise revenues represented 64.4 and 82.6 percent in fiscal years 2003 and 2002, respectively. The increases in international franchise revenues during fiscal years 2003 and 2002 were due to the acquisition of the European franchise operations during fiscal year 2002. Total franchised salons open at year-end were 4,054, 3,908 and 2,230 for fiscal years 2003, 2002 and 2001, respectively.

Royalties increased $14.6 million or 30.8 percent in fiscal year 2003 and $11.4 million or 31.8 percent in fiscal year 2002. The fiscal year 2003 and 2002 increases were primarily related to the acquisitions of the European franchise operations during the first and fourth quarters of fiscal year 2002.

Initial franchise fees increased $2.4 million, or 69.5 percent, to $5.8 million in fiscal year 2003 and $1.1 million, or 46.9 percent, in fiscal year 2002 to $3.4 million. This was primarily the result of franchise fees from salons opened in Europe due to the Company’s increased presence in Europe after the fiscal 2002 acquisitions of the European franchise operations.

Sales of product to franchise salons increased $7.4 million, or 27.6 percent, in fiscal year 2003 and $8.8 million or 48.6 percent in fiscal year 2002. This was primarily the result of increased sales of product to franchisee salons in both the domestic and international divisions. During fiscal year 2003, product sales to the European franchise operations comprised over 75 percent of the $7.4 million increase. During fiscal year 2002, product sales to the European franchise operations, which were acquired in the first and fourth quarters, caused approximately 35 percent of the $8.8 million increase, with the remainder primarily related to increased sales to strip center franchisees due to Canadian franchise acquisitions completed during fiscal year 2001. The increase during fiscal year 2003 was lower than during fiscal year 2002 primarily due to a lower increase in product sales to franchisees, which is consistent with the same-store product sales decrease of 2.6 percent for domestic franchise salons during fiscal year 2003. As discussed above, a weaker economic environment negatively impacted fiscal year 2003 same-store product sales.

Cost of Revenue
 The Company’s cost of revenues includes labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin percentage for fiscal year 2003 improved to 45.5 percent of company-owned revenues compared to 44.6 and 44.2 percent of company-owned revenues in fiscal years 2002 and 2001, respectively.

Service margins improved 20 basis points to 43.6 percent of company-owned revenues in fiscal year 2003 and improved 40 basis points to 43.4 percent in fiscal year 2002. Payroll costs, as a percentage of company-owned service revenues, were 52.1 percent in fiscal year 2003, compared with 52.4 percent in fiscal year 2002 and 52.8 percent in fiscal year 2001. These improvements were primarily due to adherence to our labor guidelines and salon level productivity programs. Additionally, service margins were favorably impacted by lower cost related to the products used in salon services, as discussed below in product margins.

Product margins for fiscal year 2003, as a percent of company-owned revenues, improved to 50.0 percent, compared to 47.6 percent in fiscal year 2002 and 47.0 percent in fiscal year 2001. The improvements were due to lower cost of product driven by volume purchases and recent promotional pricing from certain vendors, the introduction of retail Plan-O-Grams, the implementation of a new merchandising system and auto replenishment.

Direct Salon
 This expense category includes direct costs associated with salon operations such as salon advertising, workers’ compensation, utilities and janitorial costs. Direct salon expenses were $142.2 million in fiscal year 2003, compared to $123.9 and $112.7 million in fiscal years 2002 and 2001, respectively, and remained consistent as a percent of company-owned revenues in fiscal years 2003, 2002 and 2001 at 9.0 percent. During fiscal years 2003 and 2002, higher workers’ compensation costs were partially offset by lower advertising costs. The remaining offset was primarily due to lower freight costs associated with supplying the Company’s salons from its two national distribution centers due to improved shipping methods during fiscal year 2003. Additionally, same-store sales increased at a faster rate than certain fixed cost components during fiscal year 2002.

Rent
 Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes were $233.8, $197.3 and $176.9 million in fiscal years 2003, 2002 and 2001, respectively. Rent expense, as a percent of company-owned revenues, increased to 14.8 and 14.3 percent, respectively, during fiscal years 2003 and 2002. The increase in fiscal year 2003 is primarily due to rent expense increasing at a faster rate than same-store sales and higher minimum rents related to acquired JLD salons in Manhattan. The increase in fiscal year 2002 was primarily due to higher common area maintenance costs.

Franchise Direct Costs, Including Product and Equipment
 Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred in the Company’s offices in the United States, Canada and in Europe to support franchising activities. During fiscal year 2003, franchise direct costs increased to $57.1 million, or 56.0 percent of franchise revenues. During fiscal year 2002, franchise direct costs increased to $38.1 million, or 49.1 percent of franchise revenues, compared to $21.2 million in fiscal year 2001. In fiscal year 2003, the increase was primarily related to a full year of operating costs in Europe and costs associated with the back-office integration occurring in Europe associated with the acquired European franchise companies. In fiscal year 2002, the increase was primarily related to costs associated with acquiring the European franchise companies and growth in the sale of retail product to franchisees.

Corporate and Franchise Support Costs
 Corporate and franchise support costs include expenses related to field supervision (payroll, related taxes and travel) and home office administration costs (such as warehousing, salaries, occupancy costs and professional fees). During fiscal year 2003, corporate and franchise support costs increased 16.9 percent to $163.3 million. During the fourth quarter of fiscal 2003, the Company recorded a charge of $3.2 million related to a settlement with the EEOC. See Note 7 to the Consolidated Financial Statements for further discussion. Corporate and franchise support costs increased $13.7 million in fiscal year 2002 to $139.7 million. As a percent of total revenues, corporate and franchise support costs increased ten basis points to 9.7 percent during fiscal year 2003 and remained consistent at 9.6 percent during fiscal year 2002. Absent the fourth quarter fiscal year 2003 settlement costs, corporate and franchise support costs would have represented 9.5 percent of total revenues.

Depreciation and Amortization — Corporate
 Depreciation and amortization-corporate was 0.7 percent of total revenues in fiscal years 2003 and 2002, compared to 1.7 percent of total revenues in fiscal year 2001. The 100 basis point improvement in fiscal year 2002 was primarily related to the implementation of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets,” in July 2001, which discontinued the amortization of acquired goodwill, as discussed in Note 1 to the Consolidated Financial Statements.

Interest
 Interest expense increased in fiscal year 2003 to $21.4 million, compared to $19.0 and $21.5 million in fiscal years 2002 and 2001, respectively, representing 1.3 percent of total revenues in fiscal years 2003 and 2002 and 1.6 percent in fiscal year 2001. The dollar increase in fiscal year 2003 stems from a higher average outstanding debt related to the timing of acquisitions. Additionally, the Company exercised its option under an operating lease to purchase the Salt Lake City distribution center. Prior to the purchase, the variable payments related to the lease were hedged by an interest rate swap. At the date of the purchase, a $0.9 million non-cash charge was recognized in interest expense, representing the fair value of the swap at the date of purchase, because it was no longer probable that the hedged forecasted transaction would occur. For additional information pertaining to the Company’s debt structure and interest rates thereon, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk. These increases were partially offset by lower interest related to the expiration of $25.0 and $30.0 million fixed interest rate swaps in the fourth quarter of fiscal year 2003. As a percent of sales, interest expense decreased during fiscal year 2002 due to a reduction in interest rates on the Company’s variable rate debt.

Income Taxes
 The Company’s reported effective tax rate has remained relatively constant at 37.5 percent of pre-tax income in fiscal year 2003 and 37.7 percent in fiscal year 2002, compared to 40.3 percent in fiscal year 2001.

During fiscal year 2002, management recognized a one-time income tax benefit of approximately $1.8 million resulting from the implementation of certain tax planning strategies. Exclusive of such fiscal year 2002 nonrecurring items, the Company’s effective tax rate was 39.2 percent. Fiscal year 2003 was the first full year of operations from the acquired European franchise companies. The associated effective tax rate on these businesses resulted in the change to 37.5 from 39.2 percent, absent the unrelated fiscal year 2002 one-time benefit described above.

The improvement in the fiscal year 2002 effective rate, exclusive of the nonrecurring income tax benefit, was primarily due to the change in accounting for goodwill, as the permanent add-back for non-deductible goodwill amortization for stock acquisitions was eliminated.

Effects of Inflation
 The Company primarily compensates its salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company’s major expense components) are, with respect to these concepts, variable costs of sales. The Company does not believe inflation, due to its low rate, has had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of its mall based and strip center salons. In addition, the Company may increase pricing in its salons to offset any significant increases in wages.

Recent Accounting Pronouncements
 Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The Company’s debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity, improved 530 basis points during fiscal year 2003 and 330 basis points during fiscal year 2002 to 34.9 and 40.2 percent, respectively. The Company’s principal on-going cash requirements are to finance construction of new stores and remodel certain existing stores, acquisition of salons, purchase inventory and fund other working capital requirements. Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Since December 2001, the Company has maintained an investment grade “2” rating with the NAIC, the rating agency that regulates insurance companies in the private placement debt market.

Total assets increased $155.8 million in fiscal year 2003 to $1.1 billion. The increase included $172.8 million associated with the purchases of salons, which was primarily funded by a combination of operating cash flows, debt and the assumption of acquired salon liabilities.

Total shareholders equity increased $118.1 million in fiscal year 2003. Equity increased as a result of net income, increased accumulated other comprehensive income due to translation adjustments as the result of the strengthening of foreign currencies that underlie the Company’s investments in those markets, and additional paid-in capital recorded in connection with stock issued for business acquisitions.

Cash Flows

Operating Activities

Net cash provided by operating activities increased in fiscal year 2003 to $149.6 million. The cash flows from operating activities in fiscal year 2003 were mainly a result of $86.7 million of net income combined with $67.4 million of depreciation and amortization, a $3.5 million increase in deferred income taxes, a $25.5 million increase in accounts payable and accrued expenses, partially offset by a $33.5 million increase related to accounts receivable, inventories, and other assets and noncurrent liabilities. Inventories increased during fiscal year 2003 resulting from additional needs due to growth through acquisitions and new construction, as well as same-store product sales increasing 2.9 percent during fiscal 2003 as compared to 7.1 percent in the prior year.

Net cash provided by operating activities in fiscal year 2002 was $152.0 million, representing an increase of $41.7 million over the $110.3 million reported in fiscal year 2001. This increase was largely the result of increased earnings, deferred taxes and accrued expenses associated with the acquisition of the European franchise companies during fiscal year 2002, as previously discussed, and significant working capital needs during fiscal year 2001 in order to support business growth.

Investing Activities

Net cash used in investing activities of $143.1 million was mainly the result of $77.5 million in capital expenditures and $66.9 million in business and salon acquisitions. The Company constructed 397 new corporate salons in fiscal year 2003, including 168 new SmartStyle salons, 85 new Strip Center salons, 53 new Regis Salons, 47 new MasterCuts salons, 34 new Trade Secret salons, and ten new international salons, and completed 179 major remodeling projects. Additionally, the Company acquired 560 company-owned salons during fiscal year 2003, including 446 Strip Center salons, 73 Regis Salons, 17 international salons, 14 SmartStyle salons and ten Trade Secret salons.

Financing Activities

Net cash used in financing activities was $36.3 million mainly resulting from $21.7 million related to the repurchase of common stock, $5.2 million related to dividend payments and $32.2 million related to net payments on revolving credit facilities. This was partially offset by $18.5 million of net borrowings on long-term debt and $7.1 million of proceeds from the issuance of common stock in connection with the exercise of stock options.

New Financing Arrangements
 In November 2002, the Company extended its revolving credit facility through November 2006. In February 2003, the Company renewed one of its private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms. There were no other significant financing activities during fiscal 2003. Derivative instruments are discussed in Note 5 to the Consolidated Financial Statements.

In June 2003, the Company borrowed $30.0 million under a 4.69 percent senior term note due June 2013 to repay existing debt from the Company’s revolving credit facility.

In March 2002, the Company completed a $125.0 million private debt placement, with an average life of 8.6 years and a fixed coupon rate of 6.98 percent. Proceeds were in part used to repay approximately $75.0 million of existing debt from the Company’s revolving credit facility. The additional $50.0 million of proceeds were primarily used to fund the JLD acquisition, which was completed in April 2002.

In October 2000, the Company borrowed $25.0 million under an 8.39 percent senior term note due October 2010 to finance various acquisitions by the Company.

Acquisitions

During fiscal year 2003, the Company continued its acquisition strategy by acquiring, among others, 328 domestic corporate-owned BoRics salons, 25 corporate-owned Vidal Sassoon salons and 4 Vidal Sassoon Beauty Academies, and 286 salons (including 196 franchised salons) from Opal Concepts. The acquisitions were funded primarily by operating cash flow and debt. Since 1994, the Company has acquired over 7,045 salons. As previously reported, fiscal year 2002 represented a significant year as the Company completed the strategic acquisition of two European franchising companies.

Contractual Obligations and Commercial Commitments
 The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2003:

		Payments due by period
	Within			More than
(Dollars in thousands)	1 year	1-3 years	3-5 years	5 years	Total

Contractual Obligations
On-balance sheet:
Long-term obligations	$19,115	$28,122	$71,653	$175,624	$294,514
Capital lease obligations	2,008	2,975	2,260		7,243

Total on-balance sheet	21,123	31,097	73,913	175,624	301,757

Off-balance sheet(a):
Operating lease obligations	200,582	305,429	176,324	137,241	819,576
Other long-term obligations	923	4,283	1,148	278	6,632

	201,505	309,712	177,472	137,519	826,208

Total	$222,628	$340,809	$251,385	$313,143	$1,127,965

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the accompanying audited Consolidated Balance Sheet.

On-Balance Sheet Obligations
The Company’s long-term obligations are composed primarily of senior term notes and a revolving credit facility. Additionally, certain senior term notes are hedged by contracts with financial institutions commonly referred to as fair value swaps, as discussed in Note 5 to the Consolidated Financial Statements. At June 30, 2003, $7.1 million of the Company’s long-term obligations represents the fair value of the adjustments made to mark these hedge contracts to fair value and an additional $1.4 million represents a deferred gain related to the termination of certain interest rate hedge contracts.

Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salon premises, including leases for company-owned salons, as well as franchisee sub-leases of approximately $118.2 million, which are funded by franchisees. Regarding the franchisee sub-leases, the Company generally retains the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

Other long-term obligations represent guarantees, entered into prior to December 31, 2002, by the Company on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $6.6 million at June 30, 2003, terminate at various dates between December 2003 and March 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

In certain franchise area development agreements, a buyback program is included allowing the franchisee to require the Company to purchase all of their salon assets within a specified market for 90 percent of their original cost within two years from the date of the franchisee opening their first salon. As of June 30, 2003, 22 existing franchised salons were covered by such agreements and the related maximum potential amount of undiscounted future payments was estimated to be approximately $1.5 million. This potential obligation is not included in the table above as the opportunity or the timing of the potential expenditures cannot be reasonably estimated. The Company has not and does not expect to incur material expenditures under the buyback program as most franchisees choose to continue operating the salons themselves. Further, in the case of a franchisee initiating the buyback program, the Company anticipates finding another franchisee to purchase the salons directly rather than purchasing them itself.

The Company entered into a five-year operating lease agreement in June 2000 relating to its Salt Lake distribution center. Based on the Company’s analysis of Interpretation No. 46, “Consolidation of Variable Interest Entities,” the operating lease structure was with a variable interest entity and would have required the Company to consolidate the leased asset and the related debt in its Consolidated Financial Statements effective July 1, 2003, if no modifications were made to the lease structure. The Company exercised its option to buy the distribution center for $11.8 million and discontinued the lease agreement during June 2003. Therefore, the related asset and debt are included in the Consolidated Financial Statements at June 30, 2003.

The Company has interest rate swap contracts, as well as a cross-currency swap to hedge a portion of its net investments in foreign operations. See Note 5 to the Consolidated Financial Statements for a detailed discussion of the Company’s derivative instruments.

The Company does not have other unconditional purchase obligations, or significant other commercial commitments such as commitments under lines of credit, standby letters of credit and standby repurchase obligations or other commercial commitments.

The Company is in compliance with all covenants and other requirements of its credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

The Company does not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2003. As such, the Company is not materially exposed to any financing, liquidity, market or credit risk that could arise if the Company had engaged in such relationships.

Financing
Financing activities are discussed on page 35 and in Note 4 to the Consolidated Financial Statements, and derivative activities are discussed in Item 7A. Quantitative and Qualitative Disclosures about Market Risk and in Note 5 to the Consolidated Financial Statements.

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends
The Company paid dividends of $.12 per share during fiscal years 2003, 2002 and 2001. On August 20, 2003, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable September 17, 2003 to shareholders of record on September 3, 2003.

Share Repurchase Program
In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of June 30, 2003, 1.3 million shares have been repurchased for $30.9 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

Outlook
For a discussion of the Company’s near-term expectations, please refer to the Investor Information section of the Company’s website at www.regiscorp.com.

Long-term Expectations
The Company’s growth strategy consists of two primary building blocks. The Company focuses on a combination of organic and acquisition growth to achieve its long-term objectives of 10 to 14 percent revenue growth and low-to-mid teen earnings growth.

Organic growth is achieved through the combination of new salon construction and same-store sales. Each year, the Company anticipates building over 500 corporate salons and adding at least 300 franchised salons, while closing approximately 150 salons. The Company’s long-term outlook for same-sales is in the two to four percent range.

During any fiscal year the Company’s acquisitions may vary in size from one salon to several hundred salons. The Company anticipates adding 400 to 600 corporate salons each year from acquisitions.

The Company executes its growth strategy by focusing on real estate. The Company’s real estate strategy focuses on adding salons in convenient locations with good visibility, strong customer traffic and appropriate trade demographics. The Company’s various salon and product concepts are now operating in virtually every retailing environment available. The Company believes that the availability of real estate will augment its ability to achieve its long-term objectives.

The conceptual strength of the Company’s business is in its store concepts that allow flexibility in store placement and customer mix. Each concept focuses on the middle market and attracts a slightly different demographic. The Company anticipates expanding all its salon concepts.

Maintaining financial flexibility is a key element in continuing the Company’s successful growth. With strong operating cash flow and an investment grade rating, the Company is confident that it will be able to financially support its growth.

Impact of Inflation
The impact of inflation on results of operations has not been significant. The Company does not expect inflation to have a significant impact on its ability to achieve its long-term growth targets.

Impact of Seasonality
The Company’s business is not subject to substantial seasonal variations in demand. However, the timing of certain holidays may cause quarterly variations. Historically, the Company’s revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenues associated with its corporate salons, as well as the Company’s franchise revenues, are of a replenishment nature. The Company estimates that customer visitation patterns are generally consistent throughout the year.

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

Impact of changes to Interest Rates and Foreign Currency Exchange Rates
Changes in interest rates may have an impact on the Company’s expected results from operations. Currently, the Company manages the risk related to fluctuations in interest rates through the use of floating rate debt instruments and other financial instruments. See discussion in Item 7A. on page 41 and in Note 5 to the Consolidated Financial Statements for additional information.

Changes in foreign currency exchange rates may have an impact on the Company’s reported results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British Pound. Therefore, the Company does not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from the Company’s international operations. For the year ended June 30, 2003, operations denominated in currencies other than the United States dollar were 13.1 percent of consolidated net income.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003.

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

As of June 30, 2003, the Company had $22.8 million of floating and $279.0 million of fixed rate debt outstanding. As of June 30, 2002, the Company had $55.0 million of floating and $244.0 million of fixed rate debt outstanding. The Company manages its interest rate risk by balancing the amount of fixed and floating rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts. At June 30, 2002, the Company had interest rate swap agreements covering $55.0 million of its floating rate obligations. During fiscal year 2003, the $55.0 million of interest rate swap agreements matured. The Company also had interest rate swap agreements covering $88.5 and $111.0 million of its fixed rate obligations at June 30, 2003 and 2002, respectively. Further discussion is contained in Note 5 to the Consolidated Financial Statements.

During fiscal year 2002, the Company entered into an interest rate swap agreement with a notional amount of $11.8 million to hedge its variable rate operating lease obligations as discussed on the following page. During fiscal year 2003, the $11.8 million swap was redesignated as a hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease. In addition, during fiscal year 2002, the Company entered into a $21.3 million cross currency swap to hedge its Euro foreign currency exposure in certain net investments. See the discussion in Note 5 to the Consolidated Financial Statements for further explanation of the currency swap hedge’s effect on the Consolidated Financial Statements.

The table on the next page presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average interest rates as of June 30, 2003. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of June 30,

Liabilities	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value

(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$21,089	$15,830	$14,238	$28,158	$20,867	$170,200	$270,382	$278,841
Average interest rate	7.6%	7.8%	7.2%	7.5%	7.5%	6.1%	7.1%
Fixed rate (Euro)	$34	$107					$141	$141
Average interest rate	7.0%	7.0%					7.0%
Variable rate (U.S.$)				$22,775			$22,775	$22,775
Average interest rate				3.8%			3.8%

Total liabilities	$21,123	$15,937	$14,238	$50,933	$20,867	$170,200	$293,298	$301,757

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$7,500	$12,500	$12,500	$22,000	$9,000	$25,000	$88,500	$7,140
Average pay rate**	3.5%	4.2%	5.1%	5.8%	5.7%	5.9%	4.7%
Average receive rate**	7.3%	7.2%	7.2%	7.3%	6.9%	6.8%	7.1%
Pay fixed/receive variable (U.S.$)		$11,800					$11,800	$(833)
Average pay rate		5.1%					5.1%
Average receive rate		1.6%					1.6%

** Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2003.

The table below provides information about the Company’s net investments in foreign operations and derivative financial instruments by functional currency and presents such information in United States (U.S.) dollar equivalents. The table summarizes the Company’s exposure to foreign currency translation risk related to its net investments in its foreign subsidiaries along with the associated cross-currency instrument with a notional amount of $21.3 million to partially hedge the Company’s euro foreign currency exposure related to its $95.6 million net foreign investment.

Net Investments:

(U.S.$ Equivalent in thousands)
Net investment (CND)	$53,473
Net investment (EURO)	$95,623
Net investment (GBP)	$48,795

Foreign Currency Derivative:

Fixed-for-fixed cross currency swap (Euro/U.S.)
Euro amount	€23,782
Average pay Euro rate	8.29%
U.S.$ amount	$21,284
Average receive U.S. rate	8.39%

The cross currency swap derivative financial instrument expires in fiscal 2007. At June 30, 2003 and 2002, the Company’s net investment in this derivative financial instrument was in a $6.7 and $2.4 million loss position, respectively, based on its estimated fair value. For the year ended June 30, 2003 and 2002, $2.7 and $1.5 million, respectively, of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, which is a component of other comprehensive income set forth in the Consolidated Statement of Shareholders’ Equity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of
Regis Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the consolidated financial position of Regis Corporation at June 30, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Effective July 1, 2002, as discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

Minneapolis, Minnesota
August 26, 2003

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

	June 30,
	2003	2002

ASSETS
Current assets:
Cash	$59,680	$87,103
Receivables, net	31,947	26,901
Inventories	156,827	120,259
Deferred income taxes	18,469	9,843
Other current assets	12,737	12,580

Total current assets	279,660	256,686

Property and equipment, net	356,725	318,482
Goodwill	372,618	304,529
Other intangibles, net	64,498	54,907
Other assets	39,454	22,586

Total assets	$1,112,955	$957,190

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$21,123	$7,221
Accounts payable	56,175	54,545
Accrued expenses	121,767	97,523

Total current liabilities	199,065	159,289

Long-term debt	280,634	291,795
Other noncurrent liabilities	70,452	61,441

Commitments and contingencies (Note 6 and 7)

Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding, 43,527,244 and 43,040,381 common shares at June 30, 2003 and 2002, respectively	2,176	2,152
Additional paid-in capital	207,650	194,859
Accumulated other comprehensive income	27,789	3,938
Retained earnings	325,189	243,716

Total shareholders’ equity	562,804	444,665

Total liabilities and shareholders’ equity	$1,112,955	$957,190

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Years Ended June 30,
	2003	2002	2001

Revenues:
Company-owned salons:
Service	$1,117,562	$963,884	$893,472
Product	465,053	412,728	361,858

	1,582,615	1,376,612	1,255,330
Franchise revenues:
Royalties and fees	67,682	50,745	38,230
Product sales	34,233	26,834	18,061

	101,915	77,579	56,291

	1,684,530	1,454,191	1,311,621
Operating expenses:
Company-owned salons:
Cost of service	629,945	546,027	508,981
Cost of product	232,596	216,373	191,796
Direct salon	142,173	123,915	112,667
Rent	233,821	197,269	176,947
Depreciation	54,894	48,269	42,720

	1,293,429	1,131,853	1,033,111
Franchise direct costs, including product and equipment	57,050	38,114	21,237
Corporate and franchise support costs	163,256	139,654	125,927
Depreciation and amortization	11,855	10,706	22,065

Total operating expenses	1,525,590	1,320,327	1,202,340

Operating income	158,940	133,864	109,281

Other income (expense):
Interest	(21,394)	(19,010)	(21,487)
Other, net	1,055	796	1,085

Income before income taxes	138,601	115,650	88,879

Income taxes:
Provision	(51,926)	(45,346)	(35,791)
Nonrecurring income tax benefit		1,750

	(51,926)	(43,596)	(35,791)

Net income	$86,675	$72,054	$53,088

Net income per share:
Basic	$2.00	$1.70	$1.29

Diluted	$1.92	$1.63	$1.26

Weighted average common and common equivalent shares outstanding:
Basic	43,292	42,283	41,221

Diluted	45,229	44,172	42,031

Effective July 1, 2001, Regis changed its accounting for goodwill. For comparability purposes, see Note 1 for adjusted amounts.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock

	Shares	Amount

Balance, June 30, 2000	40,702,707	$2,035

Net income
Foreign currency translation adjustments
Transition adjustment relating to the adoption of FAS No. 133, net of taxes
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Proceeds from exercise of stock options	298,362	16
Shares issued through franchise stock incentive program	10,662
Shares issued in connection with salon acquisitions	715,056	36
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2001	41,726,787	2,087

Net income
Foreign currency translation adjustments
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(278,700)	(14)
Proceeds from exercise of stock options	621,163	31
Shares issued through franchise stock incentive program	8,198
Shares issued in connection with salon acquisitions	962,933	48
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2002	43,040,381	2,152

Net income
Foreign currency translation adjustments
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(860,301)	(43)
Proceeds from exercise of stock options	724,569	36
Shares issued through franchise stock incentive program	9,346
Shares issued in connection with salon acquisitions	613,249	31
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2003	43,527,244	$2,176

	Accumulated
Additional	Other
Paid-In	Comprehensive	Retained		Comprehensive
Capital	Income (Loss)	Earnings	Total	Income

$150,793	$(2,274)	$128,587	$279,141
		53,088	53,088	$53,088
	(921)		(921)	(921)
	(160)		(160)	(160)
	(1,460)		(1,460)	(1,460)
1,971			1,987
149			149
11,860			11,896
716			716
		(4,935)	(4,935)

165,489	(4,815)	176,740	339,501	$50,547

		72,054	72,054	72,054
	9,460		9,460	9,460
	(707)		(707)	(707)
(7,729)			(7,743)
7,719			7,750
173			173
26,253			26,301
2,954			2,954
		(5,078)	(5,078)

194,859	3,938	243,716	444,665	$80,807

		86,675	86,675	86,675
	22,025		22,025	22,025
	1,826		1,826	1,826
(21,651)			(21,694)
8,545			8,581
337			337
21,470			21,501
4,090			4,090
		(5,202)	(5,202)

$207,650	$27,789	$325,189	$562,804	$110,526

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2003	2002	2001

Cash flows from operating activities:
Net income	$86,675	$72,054	$53,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,767	56,821	49,821
Amortization	3,632	2,911	15,097
Deferred income taxes	3,475	11,890	3,249
Other, net	710	739	120

Changes in operating assets and liabilities:
Receivables	8	(575)	(5,010)
Inventories	(31,145)	(7,759)	(16,724)
Other current assets	624	(2,761)	2,669
Other assets	(13,606)	(2,460)	(3,295)
Accounts payable	1,363	7,354	1,369
Accrued expenses	24,176	13,070	7,766
Other noncurrent liabilities	9,944	755	2,159

Net cash provided by operating activities	149,623	152,039	110,309

Cash flows from investing activities:
Capital expenditures	(77,460)	(66,232)	(80,224)
Proceeds from sale of assets	1,273	873	682
Business and salon acquisitions, net of cash acquired	(66,880)	(59,925)	(45,165)

Net cash used in investing activities	(143,067)	(125,284)	(124,707)

Cash flows from financing activities:
Borrowings on revolving credit facilities	854,195	250,800	321,200
Payments on revolving credit facilities	(886,420)	(336,300)	(313,900)
Proceeds from issuance of long-term debt	30,000	125,000	25,000
Repayments of long-term debt	(11,471)	(5,212)	(5,942)
Other, primarily (decrease) increase in negative book cash balances	(2,720)	4,937	695
Dividends paid	(5,202)	(5,078)	(4,935)
Repurchase of common stock	(21,694)	(7,743)
Proceeds from issuance of common stock	7,051	7,750	1,987

Net cash (used in) provided by financing activities	(36,261)	34,154	24,105

Effect of exchange rate changes on cash	2,282	1,536	63

(Decrease) increase in cash	(27,423)	62,445	9,770

Cash:
Beginning of year	87,103	24,658	14,888

End of year	$59,680	$87,103	$24,658

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (UK), France, Canada, Puerto Rico and several other countries. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers or strip shopping centers. Franchised salons throughout the United States are primarily located in strip shopping centers. The company-owned and franchised salons in the UK, France and several other countries are owned and operated in malls, leading department stores, mass merchants and high-street locations.

At June 30, 2003 and 2002, approximately three and five percent, respectively, of the Company’s outstanding common stock was owned by Curtis Squire, Inc. (CSI), which is a holding company controlled by the Chairman of the Board of Directors of the Company. In addition, approximately three and four percent of the Company’s outstanding common stock was owned by management and the Company’s benefit plans at June 30, 2003 and 2002, respectively.

Consolidation:

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. In consolidation, all material intercompany accounts and transactions are eliminated.

Use of Estimates:

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, the fair value of assets acquired in business combinations, the cost of product used and sold during interim periods, tax liabilities and the recoverability of certain deferred tax assets, and various commitments and contingencies. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Foreign Currency Translation:

Financial position, results of operations and cash flows of the Company’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) within shareholders’ equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. The different exchange rates from period to period impact the amount of reported income from the Company’s international operations.

Inventories:

Inventories consist principally of hair care products held either for use in salon services or for sale. Inventories are stated at the lower of cost or market with cost determined on a weighted average basis.

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and five to ten years for equipment, furniture, software and leasehold improvements).

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. As of June 30, 2003 and 2002, the net book value of capitalized software costs was $21.6 and $23.2 million, respectively. Amortization expense related to capitalized software was $5.8, $5.5 and $4.8 million in fiscal years 2003, 2002 and 2001, respectively, which has been determined based on an estimated useful life of five or seven years.

Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation/amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operations. Fully depreciated/amortized assets remain in the accounts until retired from service.

Goodwill:

Prior to July 1, 2001, goodwill recorded in connection with the fiscal year 1989 purchase of the publicly held minority interest in the Company, and acquisitions of business operations in which the Company had not previously been involved, was amortized on a straight-line basis over 40 years. Goodwill recorded in connection with acquisitions which expanded the Company’s existing business activities (acquisitions of salon sites) was amortized on a straight-line basis, generally over 20 years. Effective July 1, 2001, the Company ceased all amortization of goodwill balances. See discussion under “Recent Accounting Pronouncements.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of fiscal year 2003, goodwill was tested for impairment in this manner. The net book value of the recently purchased European franchise operations approximated its fair value and the estimated fair value of the remaining reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

Asset Impairment Assessments:

The Company reviews long-lived assets for impairment at the salon level annually or if events or circumstances indicate that the carrying value of such assets may not be fully recoverable. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets compared to its carrying value. If an impairment is recognized, the carrying value of the impaired asset is reduced to its fair value, based on discounted estimated future cash flows.

During the fourth quarter of fiscal years 2003, 2002 and 2001, the Company tested its long-lived assets for impairment as discussed above and recognized impairment charges related to the carrying value of certain salons’ property and equipment of $3.1, $1.3 and $1.1 million, respectively. During fiscal year 2002, approximately $0.3 million of the impairment charges were related to the international operations. There were no impairment charges related to the international operations during fiscal years 2003 and 2001. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Deferred Rent:

The Company’s operating lease agreements include certain escalation provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated terms of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

Franchise Revenues and Expenses:

Franchise revenues include royalties, initial franchise fees from franchisees and sales of product to franchisees. Royalties are recognized as revenue in the month in which franchisee services are rendered or products are sold by franchisees. The Company recognizes revenue from initial franchise fees at the time franchisee salons are opened. Product sales by the Company to franchisees are recorded at the time product is shipped to franchise locations. Franchise expenses included in franchise direct costs in the Consolidated Statement of Operations include all direct expenses, such as the cost of product sold to franchisees. All other indirect expenses associated with franchise operations are included in corporate and franchise support costs in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Advertising:

Advertising costs are expensed as incurred. Advertising costs expensed were $41.3, $31.3 and $29.5 million in fiscal years 2003, 2002 and 2001, respectively.

Advertising Funds:

Franchisees and certain company-owned salons are required to contribute a percentage of sales to various advertising funds. The Company administers the advertising funds at the directive of or subject to input from the franchise community. Accordingly, amounts collected and spent by the advertising funds are not reflected as revenues and expenditures of the Company. Assets of the advertising funds administered by the Company, along with an offsetting obligation to spend such assets, are recorded in the Consolidated Balance Sheet.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Realization of deferred tax assets is ultimately dependent upon future taxable income. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company’s operations. No valuation allowance has been provided for deferred tax assets because management believes the full amount of the net deferred tax assets will be realized. Income tax expense is the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.

Net Income Per Share:

Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding. The Company’s dilutive securities include shares issuable under the Company’s stock option plan and shares issuable under contingent stock agreements. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed exercise of dilutive securities. Stock options with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted EPS.

Comprehensive Income:

Components of comprehensive income for the Company include net income, the transition adjustment for the adoption of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, changes in fair market value of financial instruments designated as hedges of interest rate exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Recent Accounting Pronouncements:

Effective July 1, 2002, the Company adopted the provisions of FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The initial adoption of this Statement did not have a material impact on the Consolidated Financial Statements as of or for the period ended June 30, 2003.

In June 2002, the Financial Accounting Standards Board (FASB) issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The standard requires that a liability for costs associated with exit or disposal activities be recognized and measured initially at fair value when the liability is incurred. The provisions of the standard are effective for exit or disposal activities initiated after December 31, 2002. The adoption of FAS No. 146 did not have a material impact on the Consolidated Financial Statements as of or for the period ended June 30, 2003.

In November of the current fiscal year, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation requires a guarantor to recognize a liability for the fair value of newly issued guarantees. The recognition provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Interpretation did not have a material impact on the Consolidated Financial Statements as of or for the period ended June 30, 2003, although it did result in additional disclosures included as part of the Consolidated Financial Statements.

On December 31, 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The Standard provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, the Standard amends the disclosure requirements of FAS No. 123, “Accounting for Stock Based Compensation,” to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The initial adoption of FAS 148 did not have an impact on the Consolidated Financial Statements, although it resulted in the addition of disclosures included as part of the Consolidated Financial Statements, summarizing the effects of stock-based compensation on operating results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In November 2002, the Emerging Issues Task Force (EITF) reached a consensus on EITF No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer” (EITF 02-16). EITF 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor’s products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor’s products. The provisions of EITF 02-16 applies to all agreements entered into or modified after December 31, 2002. The adoption of EITF 02-16 did not change the Company’s historical accounting practices for these items.

On January 17, 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” The Interpretation expands upon existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity, referred to as a variable interest entity. As discussed in Note 6 to the Consolidated Financial Statements, the Company entered into a five-year operating lease agreement in June 2000 relating to its Salt Lake distribution center. Based on the Company’s analysis of the new Interpretation, the operating lease structure was with a variable interest entity. Under Interpretation No. 46, effective July 1, 2003, if no modifications were made to the lease structure, the Company would have been required to consolidate the leased asset and the related debt in its Consolidated Financial Statements and record a loss equal to the cumulative amount of depreciation that would have been recorded had the asset been consolidated at the commencement of the lease. However, the Company exercised its option to buy the distribution center for $11.8 million, thus canceling the lease agreement. Therefore, the related asset and debt are included in the Consolidated Financial Statements at June 30, 2003. The Company is still evaluating the impact of adopting Interpretation No. 46 on the Consolidated Financial Statements.

In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of this Statement is not expected to have a material impact on the Consolidated Financial Statements.

In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 establishes standards regarding classification and measurement of certain financial instruments, many of which were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement is not expected to have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Effective July 1, 2001, the Company adopted the provisions of FAS No. 142. This Statement discontinued the amortization of goodwill, subject to periodic impairment testing. The effect of the change in accounting during the year ended June 30, 2003 and 2002 was to increase net income by approximately $15.3 million, or $.34 per diluted share, and $11.1 million, or $.25 per diluted share, respectively. The adjusted amounts shown below reflect the effect of retroactive application of the non-amortization of goodwill as if the new method of accounting had been in effect in the prior periods.

	2003	2002	2001

Net income (Dollars in thousands)
Reported net income	$86,675	$72,054	$53,088
Goodwill amortization (net of tax effect)			8,866

Adjusted net income	$86,675	$72,054	$61,954

Basic earnings per share
Reported basic earnings per share	$2.00	$1.70	$1.29
Goodwill amortization (net of tax effect)			.21

Adjusted basic earnings per share	$2.00	$1.70	$1.50

Diluted earnings per share
Reported diluted earnings per share	$1.92	$1.63	$1.26
Goodwill amortization (net of tax effect)			.21

Adjusted diluted earnings per share	$1.92	$1.63	$1.47

In addition, the remaining estimated useful lives of intangible assets being amortized were reviewed in accordance with the provisions of the new standard and deemed to be appropriate.

Stock Options:

At June 30, 2003, the Company has two stock-based employee compensation plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 9. The Company accounts for those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and applies FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

If compensation for employee stock options had been determined based on FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the years ended June 30, 2003, 2002 and 2001 would have been as follows:

	For the Years Ended June 30,

	2003	2002	2001

Net income, as reported	$86,675	$72,054	$53,088
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,484)	(4,258)	(3,910)

Pro forma net income	$82,191	$67,796	$49,178

Earnings per share:
Basic – as reported	$2.00	$1.70	$1.29

Basic – pro forma	$1.90	$1.60	$1.19

Diluted – as reported	$1.92	$1.63	$1.26

Diluted – pro forma	$1.82	$1.53	$1.17

The weighted average fair value per option granted during 2003, 2002 and 2001 was $12.83, $14.31 and $8.43, respectively, calculated by using the fair value of each option grant on the date of grant. The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2003	2002	2001

Risk-free interest rate	2.89%	4.86%	5.80%
Expected life in years	7.25	6.50	6.55
Expected volatility	42.00%	43.27%	41.08%
Expected dividend yield	.45%	.49%	.83%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2. OTHER FINANCIAL STATEMENT DATA

      The following provides additional information concerning selected balance sheet accounts as of June 30, 2003 and 2002:

	(Dollars in thousands)

	2003	2002

Accounts receivable	$35,633	$28,738
Less allowance for doubtful accounts	(3,686)	(1,837)

	$31,947	$26,901

Property and equipment:
Land	$3,817	$3,817
Buildings and improvements	38,113	29,518
Equipment, furniture and leasehold improvements	535,476	479,662
Internal use software	41,790	44,186
Equipment, furniture and leasehold improvements under capital leases	22,147	15,135

	641,343	572,318
Less accumulated depreciation and amortization	(273,059)	(243,888)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(11,559)	(9,948)

	$356,725	$318,482

Accounts payable:
Book overdrafts payable	$5,179	$8,680
Other accounts payable	50,996	45,865

	$56,175	$54,545

Accrued expenses:
Payroll and payroll related costs	$45,388	$38,580
Insurance	26,446	20,252
Taxes payable, primarily income taxes	13,309	3,605
Book overdrafts payable	3,540	3,189
Acquisition purchase price payable	877	9,771
Restructuring	679	1,489
Other	31,528	20,637

	$121,767	$97,523

Other noncurrent liabilities:
Deferred income taxes	$26,472	$29,813
Deferred rent payable	10,242	9,221
Other	33,738	22,407

	$70,452	$61,441

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	2003			2002

(Dollars in thousands)		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Amortized intangible assets:
Trade names	$29,722	$(1,374)	$28,348	$20,654	$(377)	$20,277
Product license agreements	14,481	(602)	13,879	14,481	(80)	14,401
Franchise agreements	16,421	(2,947)	13,474	18,487	(2,037)	16,450
Non-compete agreements	5,315	(5,206)	109	5,132	(4,760)	372
Other	10,596	(1,908)	8,688	4,827	(1,420)	3,407

	$76,535	$(12,037)	$64,498	$63,581	$(8,674)	$54,907

Certain intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 30 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. Total amortization expense related to other intangible assets during the years ended June 30, 2003, 2002 and 2001 was approximately $3.0, $2.3 and $1.4 million, respectively. As of June 30, 2003, future estimated amortization expense related to amortizable intangible assets will be:

(Dollars in thousands)
Fiscal Year

2004	$2,572
2005	2,300
2006	2,255
2007	2,255
2008	2,240

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following provides additional information concerning the Company’s restructuring liabilities related to its fiscal year 2000 merger with Supercuts UK, its fiscal year 1999 mergers and its restructuring liability related to its fiscal year 1999 restructuring plan for its international operations.

	Restructuring-International			Restructuring – Mergers

	Salon				Salon			Transaction
	Closures and				Closures and			Charges-
(Dollars in thousands)	Dispositions	Other	Subtotal	Severance	Dispositions	Other	Subtotal	Mergers	Total

June 30, 2000	$583	$67	$650	$2,824	$23	$145	$2,992	$35	$3,677
Cash utilization	(534)	(5)	(539)	(1,616)	(27)	(48)	(1,691)	(47)	(2,277)
Foreign currency effect	(19)	(62)	(81)	(209)	31	(97)	(275)	12	(344)

June 30, 2001	30		30	999	27		1,026		1,056
Cash utilization	(31)		(31)	(348)	(27)		(375)		(406)
Foreign currency effect	1		1	62			62		63

June 30, 2002	—	—	—	713	—	—	713	—	713
Cash utilization				(317)			(317)		(317)
Foreign currency effect				41			41		41

June 30, 2003	$—	$—	$—	$437	$—	$—	$437	$—	$437

The restructuring liability remaining at June 30, 2003 and 2002 relates to the October 31, 1999 merger with Supercuts UK and will be satisfied through periodic contractual payments by the end of fiscal year 2004. In conjunction with the merger, the Company recorded a pre-tax merger and transaction charge of $3.1 million in the second quarter of fiscal year 2000. This charge included approximately $2.6 million for severance and other costs principally associated with the closure of Supercuts UK’s headquarters. Severance expense covered the termination of approximately 11 employees of Supercuts UK who had duplicate positions within the corporate office functions. The charge also included approximately $0.5 million for professional fees including investment banking, legal, accounting and miscellaneous transaction costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2003	2002	2001

Weighted average shares for basic earnings per share	43,291,609	42,283,308	41,220,925
Effect of dilutive securities:
Dilutive effect of stock options	1,782,252	1,867,038	638,153
Contingent shares issuable under contingent stock agreements	155,036	21,986	171,895

Weighted average shares for diluted earnings per share	45,228,897	44,172,332	42,030,973

Stock options covering approximately 330,000, 55,000 and 2,819,000 shares were excluded from the shares used in the computation of diluted earnings per share for fiscal year 2003, 2002 and 2001, respectively, since they were anti-dilutive.

      The following provides supplemental disclosures of cash flow activity:

	(Dollars in thousands)

	2003	2002	2001

Cash paid during the year for:
Interest	$20,303	$17,609	$20,534
Income taxes, net of refunds	31,719	34,117	37,447

Significant non-cash investing and financing activities include the following:

•	In fiscal years 2003, 2002 and 2001, the Company financed capital expenditures totaling $7.0, $0.1 and $2.3 million, respectively, through capital leases.

•	In fiscal years 2003, 2002 and 2001, in connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements as well as issuing 613,249, 962,933 and 715,056 shares, respectively, of the Company’s common stock (see Note 3).

3.	ACQUISITIONS:

During fiscal years 2003, 2002 and 2001, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition. Of the fiscal year 2003 acquisitions, the most significant were BoRics, Vidal Sassoon and Opal Concepts. The most significant of the fiscal year 2002 acquisitions were the acquisition of the European franchise companies, Groupe Gerard Glemain (GGG) and Jean Louis David (JLD).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent fiscal year 2003 acquisitions, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2003, 2002 and 2001, and the allocation of the purchase prices, were as follows:

(Dollars in thousands)	2003	2002	2001

Components of aggregate purchase prices:
Cash	$66,880	$59,925	$45,165
Stock	21,501	26,301	11,896
Liabilities assumed or payable	3,246	13,608	7,383

	$91,627	$99,834	$64,444

Allocation of the purchase prices:
Net tangible assets (liabilities) acquired	$16,828	$(1,952)	$11,677
Identifiable intangible assets	9,172	41,181	8,672
Goodwill	65,627	60,605	44,095

	$91,627	$99,834	$64,444

Approximately $1.1 and $1.1 million of employee termination and other exit costs were incurred in connection with acquisitions in fiscal years 2003 and 2002, respectively. These costs consisted primarily of employee termination costs and were treated as a liability assumed at the acquisition date. As of June 30, 2003 and 2002, approximately $0.2 and $0.8 million of these costs were accrued, respectively.

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2003 and 2002 is as follows:

	2003		2002

(Dollars in thousands)	Domestic	International	Domestic	International

Balance at beginning of year	$252,055	$52,474	$230,716	$5,401
Goodwill acquired	45,963	19,664	18,763	41,842
Finalization of purchase accounting	(1,407)	(8,496)	2,534
Translation rate adjustments	2,991	9,374	42	5,231

Balance at end of year	$299,602	$73,016	$252,055	$52,474

Generally, the goodwill recognized in the domestic transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international transactions is non-deductible for tax purposes. The majority of the purchase price is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired hair salon brand. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. Internationally, the acquisition purchase price goodwill residual primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has guaranteed that stock issued in certain acquisitions will reach a certain market price. If the stock should not reach this price during the agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the June 30, 2003 market price, the Company would be required to provide an additional 139,248 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired June 30, 2003. These contingently issuable shares have been included in the calculation of diluted earnings per share for the year ended June 30, 2003.

4.	FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2003 and 2002 consists of the following:

				(Dollars in thousands)

		Interest rate %		Amounts outstanding
	Maturity
	Dates	2003	2002	2003	2002

Senior term notes	2004-2013	4.69-8.39	6.55-8.39	$269,478	$237,711
Revolving credit facilities	2007	2.34-5.06	2.68-8.23	22,775	55,000
Equipment and leasehold notes payable	2004-2008	9.21-11.56	7.57-11.56	7,726	4,047
Other notes payable	2004-2009	5.00-11.50	5.00-10.00	1,778	2,258

				301,757	299,016
Less current portion				(21,123)	(7,221)

Long-term portion				$280,634	$291,795

During the second quarter of fiscal year 2003, the Company extended its revolving credit facility through November of fiscal year 2006. The facility bears interest at the prime rate or LIBOR plus 112.5 to 137.5 basis points. The prime rate at June 30, 2003 and 2002 was 4.00 and 4.75 percent, respectively. The three-month LIBOR rate at June 30, 2003 and 2002 was 1.11 and 1.86 percent, respectively. The revolving credit facility requires a quarterly fee related to the unused portion of the facility at 27.5 to 32.5 basis points. The LIBOR credit spread and unused fee are based on the Company’s debt-to-EBITDA ratio at the end of each fiscal quarter. The facility is used for short-term financing of new salon and acquisition growth as well as to finance the general working capital requirements of the Company.

In the third quarter of fiscal year 2003, the Company renewed one of its private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms.

In June 2003, the Company borrowed $30.0 million under a 4.69 percent senior term note due June 2013 to repay existing debt from the Company’s revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During March of fiscal year 2002, the Company completed a $125.0 million private debt placement, with an average life of 8.6 years and a fixed coupon rate of 6.98 percent. Proceeds were in part used to repay approximately $75.0 million of existing debt from the Company’s revolving credit facility. The additional $50.0 million of proceeds were primarily used to fund the Jean Louis David acquisition, which was completed in April of 2002.

The equipment and leasehold notes payable are primarily comprised of capital lease obligations totaling $7.2 and $4.0 million at June 30, 2003 and 2002, respectively. These capital lease obligations are payable in monthly installments through 2008.

All of the Company’s debt instruments are unsecured, except for its capital lease obligations which are collateralized by the assets purchased under the agreement.

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must not exceed specified fixed charge coverage, leverage and debt-to-capitalization ratios.

As a result of the fair value hedging activities discussed in Note 5, an adjustment of approximately $8.5 and $2.3 million were made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2003 and 2002, respectively. Therefore, at June 30, 2003 and 2002, approximately 34 and 47 percent of the Company’s fixed rate debt has been marked to market, respectively. Considering the mark-to-market adjustment and current market interest rates, the carrying values of the Company’s debt instruments, based upon discounted cash flow analyses using the Company’s current incremental borrowing rate, approximate their fair values at June 30, 2003 and 2002.

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $8.5 million and capital lease obligations of $7.2 million at June 30, 2003, are as follows:

Fiscal year	(Dollars in thousands)

2004	$21,123
2005	15,937
2006	15,160
2007	53,046
2008	20,867
Thereafter	175,624

$301,757

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

5.	DERIVATIVE INSTRUMENTS:

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates may impact the Company’s interest expense by approximately $1.1 million. The Company has entered into the following financial instruments:

Interest Rate Swap Contracts:

(Pay fixed rates, receive variable rates)

The Company has interest rate swap contracts to pay fixed rates of interest (ranging from 5.1 to 7.2 percent) and receive variable rates of interest based on the three-month LIBOR rate (ranging from 1.27 to 2.01 percent during fiscal year 2003 and 1.9 to 3.7 percent during fiscal year 2002) on notional amounts of $11.8 and $66.8 million at June 30, 2003 and 2002, respectively. During fiscal year 2003, the interest rate swaps relating to $55.0 million of floating rate debt matured.

The Company’s cash flow hedges are recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity. The tax-effected net loss recorded in other comprehensive income was $0.7 and $3.4 million during fiscal years 2003 and 2002, respectively. The cumulative tax-effected net loss recorded in other comprehensive income related to the cash flow swaps were $0.5 and $2.3 million at June 30, 2003 and 2002, respectively.

When interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Income Statement, as amounts are transferred out of other comprehensive income to earnings at each interest payment date. The cash flow swaps resulted in charges to net income of approximately $2.0 and $2.7 million during fiscal years 2003 and 2002, respectively. As of June 30, 2003, the Company estimates, based on current interest rates, that approximately $0.3 million of tax-effected charges to interest expense will be recorded in the Consolidated Statement of Operations during the next twelve months.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On June 20, 2003, the Company exercised its right to purchase a leased warehouse under a variable rate operating lease. As a result, in fiscal year 2003, a tax-effected loss of approximately $0.5 million was transferred out of other comprehensive income into net income because it was no longer probable that the forecasted variable lease payments would occur.

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts to pay variable rates of interest based on the three-month and six-month LIBOR rates plus a credit spread (ranging from 2.2 to 6.3 percent during fiscal year 2003 and 2.8 to 6.5 percent during fiscal year 2002) and receive fixed rates of interest (ranging from 6.7 to 8.2 percent) on an aggregate $88.5 million notional amount at June 30, 2003 and $111.0 million notional amount at June 30, 2002, with maturation dates between July 2003 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009. During fiscal year 2003, approximately $0.1 million of the deferred gain was amortized against interest expense, resulting in a deferred gain of $1.4 million in long-term debt at June 30, 2003.

The Company’s fair value swaps are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding adjustment to the underlying senior term note within long-term debt of $7.1 and $2.3 million at June 30, 2003 and 2002, respectively. No hedge ineffectiveness occurred during fiscal year 2003. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2003, the Company has entered into the following financial instrument:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately nine and 14 percent of the Company’s net investments in foreign operations at June 30, 2003 and 2002, respectively. The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of other comprehensive income. For the years ended June 30, 2003 and 2002, $2.7 and $1.5 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

6.	COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company is committed under long-term operating leases for the rental of most of its company-owned salon locations. The original terms of the leases range from one to 20 years, with many leases renewable for an additional five to ten year term at the option of the Company, and certain leases include escalation provisions. For certain leases, the Company is required to pay additional rent based on a percent of sales in excess of a predetermined amount and, in most cases, real estate taxes and other expenses. Rent expense for the Company’s international department store salons is based primarily on a percent of sales.

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.

Total rent expense, net of sublease rental obligations of $31.9, $30.6 and $28.0 million in fiscal years 2003, 2002 and 2001, respectively, which are passed through to the franchisees, includes the following:

	(Dollars in thousands)

	2003	2002	2001

Minimum rent	$167,154	$138,480	$124,261
Percentage rent based on sales	15,166	14,661	14,270
Real estate taxes and other expenses	51,501	44,128	38,416

	$233,821	$197,269	$176,947

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Future Minimum Lease Payments:

As of June 30, 2003, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancellable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	(Dollars in thousands)

	Corporate	Reimbursable
	leases	franchisee leases

2004	$165,195	$35,387
2005	140,656	29,393
2006	113,286	22,094
2007	89,033	14,511
2008	65,248	7,532
Thereafter	127,978	9,263

Total minimum lease payments	$701,396	$118,180

In addition to the amounts listed in the table above, the Company is guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $6.6 million at June 30, 2003, terminate at various dates between December 2003 and March 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

Salon Development Program:

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Contingencies:

The Company is self-insured for most workers’ compensation and general liability losses subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.	Litigation

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. As of June 30, 2003, in the opinion of company counsel, the ultimate liabilities resulting from such lawsuits and claims, other than consideration of the matter discussed below, are not anticipated to have a material adverse effect on the Consolidated Financial Statements.

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in corporate and franchise support costs in the Consolidated Statement of Operations.

8.	INCOME TAXES:

The provision for income taxes consists of:

	(Dollars in thousands)

	2003	2002	2001

Current:
United States	$46,462	$27,815	$31,272
International	2,086	2,891	2,228
Nonrecurring federal benefit		(1,750)
Deferred:
United States	2,090	14,640	2,291
International	1,288

	$51,926	$43,596	$35,791

In fiscal year 2002, the Company implemented certain tax strategies resulting in approximately $1.8 million of economic benefit, which has been recognized as a nonrecurring income tax benefit in the third quarter, thus reducing fiscal year 2002 income tax expense. The majority of the nonrecurring benefit was realized through the amendment of previous tax filings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of the net deferred tax asset (liability) are as follows:

	(Dollars in thousands)

	2003	2002

Net current deferred tax asset:
Insurance	$8,415	$1,677
Payroll and payroll related costs	3,014	3,015
Nonrecurring items	455	680
Reserve for impaired assets	1,485	756
Accrued litigation	1,321
Other, net	3,779	3,715

	$18,469	$9,843

Net noncurrent deferred tax liability:
Depreciation and amortization	$(37,592)	$(38,126)
Deferred rent	3,576	3,221
Payroll and payroll related costs	7,088	5,345
Other, net	456	(253)

	$(26,472)	$(29,813)

      The components of income before income taxes are as follows:

	(Dollars in thousands)

	2003	2002	2001

Income before income taxes:
United States	$126,906	$108,116	$83,484
International	11,695	7,534	5,395

	$138,601	$115,650	$88,879

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	(Dollars in thousands)

	2003	2002	2001

U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.0	3.3	3.3
Other, primarily meals and entertainment, and nondeductible goodwill	(0.5)	0.9	2.0
Nonrecurring federal benefit		(1.5)

	37.5%	37.7%	40.3%

As of June 30, 2003 and 2002, undistributed earnings of international subsidiaries of approximately $10.0 and $2.1 million, respectively, were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.	BENEFIT PLANS:

Profit Sharing Plan:

Effective July 1, 2003, the Company’s qualified employee stock ownership plan (ESOP) was converted to a profit sharing plan. The profit sharing plan covers substantially all field supervisors, warehouse and corporate office employees. The profit sharing plan is a noncontributory defined contribution plan and contributions to the plan are at the discretion of the Company. Prior to January 22, 2002, such contributions were invested in common stock of the Company. Subsequent to that date, such contributions may be invested in a broad range of securities, at the participant’s election.

Executive Stock Award Plan:

The Company has a nonqualified executive stock award plan (ESAP) covering those employees not eligible to participate under the qualified profit sharing plan. Contributions to the ESAP are at the discretion of the Company.

Stock Purchase Plan:

The Company has an employee stock purchase plan (SPP) available to substantially all employees. Under terms of the plan, eligible employees may purchase the Company’s common stock through payroll deductions. The Company contributes an amount equal to 18 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the SPP and its administration, not to exceed an aggregate contribution of $5.0 million (on August 19, 2003, the Board of Directors elected to increase the maximum aggregate contribution from $4.0 to $5.0 million). At June 30, 2003, cumulative contributions to the SPP totaled $3.5 million.

Franchise Stock Purchase Plan:

The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company’s common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. At June 30, 2003, cumulative contributions to the FSPP totaled $65,000.

Summary of Benefit Plans

Amounts expensed for company contributions to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years in the period ended June 30, 2003, included the following:

	(Dollars in thousands)

	2003	2002	2001

Profit sharing plan	$2,836	$2,689	$1,900
ESAP	600	711	600
SPP	446	455	455
FSPP	6	7	6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock Options:

On October 24, 2000, the shareholders of Regis Corporation adopted the Regis Corporation 2000 Stock Option Plan (2000 Plan), which allows the Company to grant both incentive and nonqualified stock options and replaces the Company’s 1991 Stock Option Plan (1991 Plan).

Total options covering 3,500,000 shares of common stock may be granted under the 2000 Plan to employees of the Company for a term not to exceed ten years from the date of grant. The term may not exceed five years for incentive stock options granted to employees of the Company possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options may also be granted to the Company’s outside directors for a term not to exceed ten years from the grant date.

The 2000 Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options are granted at not less than fair market value on the date of grant. The Board of Directors determines the 2000 Plan participants and establishes the terms and conditions of each option.

The Company also has stock options granted under the 1991 Plan. The terms and conditions of the 1991 Plan are similar to the 2000 Plan. Total options covering 5,200,000 shares of common stock were available for grant under the 1991 Plan and, as of June 30, 2001, all available shares were granted.

In fiscal year 2001, in addition to the regular options granted, the Board of Directors approved a special grant of options covering 2,263,000 shares of common stock from the 2000 Plan. These options begin vesting after two years at a rate of one-third per year for three years and expire ten years from the date of grant.

Common shares available for grant under the Company’s stock option plan were 504,200, 819,650 and 952,750 shares as of June 30, 2003, 2002 and 2001, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

      Stock options outstanding and weighted average exercise prices are as follows:

	Options Outstanding

		Weighted
		Average
		Exercise
	Shares	Price

Balance, June 30, 2000	4,601,497	$14.15

Granted	2,583,250	15.56
Cancelled	(64,666)	15.54
Exercised	(298,362)	6.68

Balance, June 30, 2001	6,821,719	$14.97

Granted	301,500	29.60
Cancelled	(360,749)	16.27
Exercised	(621,163)	12.48

Balance, June 30, 2002	6,141,307	$15.85

Granted	398,000	27.54
Cancelled	(128,100)	19.84
Exercised	(724,569)	9.73

Balance, June 30, 2003	5,686,638	$17.30

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

At June 30, 2003, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable

		Weighted
	Number	average	Weighted-
	options	remaining	average	Number	Weighted
	outstanding	contractual	exercise	exercisable	average
Range of exercise prices	as of 6/30/03	life (in years)	price	as of 6/30/03	price

Under $16.00	2,582,589	6.44	$14.41	449,806	$11.37
$16.01-$20.00	2,092,545	6.41	16.93	377,745	17.76
$20.01-$25.00	421,504	6.45	20.70	199,711	20.34
$25.01-$29.60	590,000	9.36	28.82	58,781	29.56

Total	5,686,638	6.73 years	$17.30	1,086,043	$16.23

All stock option plans have been approved by the shareholders of the Company.

See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock plans, as well as pro forma information.

Other:

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. Associated costs included in corporate and franchise support costs on the Consolidated Statement of Operations totaled $2.3, $1.2 and $1.0 million for fiscal years 2003, 2002 and 2001, respectively. Related obligations totaled $8.6 and $6.4 million at June 30, 2003 and 2002, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. As part of its strategy to meet these unfunded deferred compensation obligations as they become due, the Company has acquired life insurance policies associated with the participant groups. Cash values of these policies totaled $8.4 and $5.3 million at June 30, 2003 and 2002, respectively, and are included in other assets in the Consolidated Balance Sheet.

The Company has entered into an agreement with the Chairman of the Board of Directors (the Chairman), providing that the Chairman will continue to render services to the Company until at least May 2007, and for such further period as may be agreed upon mutually. The Company has agreed to pay the Chairman an annual amount of $0.6 million, adjusted for inflation, for the remainder of his life. The Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. The Company has also agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Compensation associated with these agreements is charged to expense as services are provided.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company has a survivor benefit plan for the Chairman’s spouse, payable upon his death, at a rate of $0.3 million annually, adjusted for inflation, for the remaining life of his spouse. The Company has funded its future obligations under this plan through company-owned life insurance policies on the Chairman.

The Company has a survivor benefit plan for the Chief Executive Officer’s spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. The Company has funded its future obligations under this plan through company-owned life insurance policies on the Chief Executive Officer.

10.	SHAREHOLDERS’ EQUITY:

In addition to the shareholders’ equity activities described in Note 10, the following activity has taken place:

Authorized Shares and Designation of Preferred Class:

The Company has 100 million shares of capital stock authorized, par value $.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.

In addition, 250,000 shares of authorized capital stock have been designated as Series A Junior Participating Preferred Stock (preferred stock). None of the preferred stock has been issued.

Shareholders’ Rights Plan:

The Company has a shareholders’ rights plan pursuant to which one preferred share purchase right is held by shareholders for each outstanding share of common stock. The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20 percent or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20 percent or more. If the rights become exercisable, they entitle all holders, except the takeover bidder, to purchase one one-hundredth of a share of preferred stock at an exercise price of $120, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.

Stock Repurchase Plan:

In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. During the year ended June 30 2003, 860,301 shares were repurchased for $21.7 million. During the year ended June 30, 2002, 278,700 shares were repurchased for $7.7 million. No shares were repurchased during the fiscal year ended June 30, 2001. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.	SEGMENT INFORMATION:

The Company operates or franchises 7,591 domestic salons and 2,026 international salons. The Company operates its domestic (North American) operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic destination retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way in which the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international.

The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company’s headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2003, 2002 and 2001:

	(Dollars in thousands)

	2003	2002	2001

Total company-owned service revenues:
Domestic	$1,008,561	$877,261	$809,102
International	109,001	86,623	84,370

Total	$1,117,562	$963,884	$893,472

Total company-owned product revenues:
Domestic	$438,864	$393,806	$345,276
International	26,189	18,922	16,582

Total	$465,053	$412,728	$361,858

Total franchise royalties and fees:
Domestic	$40,088	$40,290	$38,230
International	27,594	10,455

Total	$67,682	$50,745	$38,230

Total franchise product sales:
Domestic	$25,543	$23,754	$18,061
International	8,690	3,080

Total	$34,233	$26,834	$18,061

Operating income:
Domestic	$144,262	$125,722	$103,920
International	14,678	8,142	5,361

Total	$158,940	$133,864	$109,281

Depreciation and amortization:
Domestic	$51,370	$44,949	$39,947
International	3,524	3,320	2,773
Corporate	11,855	10,706	22,065

Total	$66,749	$58,975	$64,785

Total assets:
Domestic	$686,492	$577,230	$538,055
International	177,854	130,922	13,048
Corporate	248,609	249,038	185,402

Total	$1,112,955	$957,190	$736,505

Long-lived assets:
Domestic	$593,257	$510,591	$475,008
International	142,663	114,047	17,197
Corporate	57,921	53,280	55,756

Total	$793,841	$677,918	$547,961

Capital expenditures:
Domestic	$63,496	$54,444	$62,072
International	4,622	4,792	3,914
Corporate	9,342	6,996	14,238

Total	$77,460	$66,232	$80,224

Purchases of salon assets:
Domestic	$68,109	$26,060	$64,422
International	23,518	73,774	22

Total	$91,627	$99,834	$64,444

QUARTERLY FINANCIAL DATA
(Unaudited)

	(Dollars in thousands, except per share amounts)
	Quarter Ended

					Year
	September 30	December 31	March 31	June 30	Ended

2003
Revenues	$399,223	$414,759	$422,315	$448,233	$1,684,530
Operating income	36,348	43,235	38,616	40,741	158,940
Net income	19,717	23,573	20,891	22,494	86,675
Net income per diluted share	.44	.52	.46	.50	1.92
Dividends declared per share	.03	.03	.03	.03	.12

	(Dollars in thousands, except per share amounts)
	Quarter Ended

					Year
	September 30	December 31	March 31	June 30	Ended

2002
Revenues	$349,668	$358,534	$361,578	$384,411	$1,454,191
Operating income	30,152	32,585	32,866	38,261	133,864
Net income	15,356	16,967	19,334	20,397	72,054
Net income per diluted share(a)(b)	.36	.39	.44	.45	1.63
Dividends declared per share	.03	.03	.03	.03	.12

(a)	The summation of quarterly net income per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

(b)	For the quarter ended March 31, 2002 and for the year ended June 30, 2002, a nonrecurring income tax benefit (Note 8) increased reported net income.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended June 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls:

There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included in the sections titled “Election of Directors” and “Functioning of Board and Committees” of the Company’s Proxy Statement dated September 19, 2003, and is incorporated herein by reference.

Information relating to Executive Officers of the Company follows:

Name	Age	Position

Myron Kunin	74	Chairman of the Board of Directors

Paul D. Finkelstein	61	President, Chief Executive Officer and Director

Randy L. Pearce	48	Executive Vice President, Chief Financial and Administrative Officer

Melissa Boughton	48	Senior Vice President, Real Estate

Bert M. Gross	73	Senior Vice President, General Counsel and Secretary

Bruce Johnson	50	Senior Vice President, Design and Construction

Mark Kartarik	47	Senior Vice President, Regis Corporation and President, Franchise Division

Gordon Nelson	52	Senior Vice President, Fashion, Education and Marketing

Kris Bergly	42	Chief Operating Officer, Strip Center Division

C. John Briggs	59	Chief Operating Officer, SmartStyle

Sharon Kiker	58	Chief Operating Officer, Regis Salons and MasterCuts

Norma Knudsen	45	Chief Operating Officer, Trade Secret

Andrew Cohen	40	President, International Division

Raymond Duke	52	Senior Vice President, International Managing Director, UK

Vicki Langan	47	Chief Operating Officer, Supercuts

David Petruccelli	39	International Managing Director, Europe

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

Melissa Boughton has served as Senior Vice President of Real Estate since December of 2002, and has been in the shopping center industry for over 20 years. Prior to joining the Company, she served as Vice President of Real Estate at Best Buy, Inc.

Bert M. Gross was elected Senior Vice President, General Counsel in 1997 and acted as outside legal counsel to the Company from 1957 to 1997.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President of the franchise division since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and served as Chief Operating Officer of Supercuts, Inc. from 1997 to April 2001.

Gordon Nelson has served as Senior Vice President, Fashion, Education and Marketing of the Company since 1994 and as Vice President from 1989 to 1994.

Kris Bergly was elected Chief Operating Officer, Style America in March 1999 and has served as Chief Operating Officer, SmartStyle Family Hair Salons since April 1998 and as Vice President, Salon Operations from 1993 to 1998.

C. John Briggs was elected Chief Operating Officer, SmartStyle in March 1999, and has served as Vice President, Regis Operations since 1988.

Sharon Kiker was elected Chief Operating Officer, Regis Salons in April 1998 and has served as Vice President, Salon Operations from 1989 to 1998. She was elected Chief Operating Officer of MasterCuts Family Haircutters during fiscal year 2003.

Norma Knudsen was elected Chief Operating Officer, Trade Secret in February 1999 and has served as Vice President, Trade Secret Operations since 1995.

Andrew Cohen was elected Chief Operating Officer, International in April 2002 and has served as Vice President, Salon Operations since 1998.

Raymond Duke was elected Senior Vice President, International Managing Director, UK in February, 1999 and has served as Vice President since 1992.

Vicki Langan was elected Chief Operating Officer, Supercuts in April 2001 and has served as Vice President, Supercuts Operations since November 1997.

David Petruccelli was appointed International Managing Director, Europe in 2001. He served as president of JLD France from 2000 to 2001. From 1997 to 2000, he was president of U.S JLD operations.

Item 11. Executive Compensation

Executive compensation included in the sections titled “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Option Grants,” “Stock Option Exercises and Option Values,” “Director Compensation,” “Comparative Stock Performance,” and “Employment Arrangements” of the Company’s Proxy Statement dated September 19, 2003, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management in the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement dated September 19, 2003, is incorporated herein by reference.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of the Company’s equity compensation plans in effect as of June 30, 2003.

Number of securities
remaining available for
future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted average exercise	plans (excluding
	outstanding options,	price of outstanding	securities reflected in the
	warrants and rights	options, warrants and rights	column (a))
	(a)	(b)	(c)

Equity compensation plans approved by securityholders(1)	$5,686,638	$17.30	$504,200
Equity compensation plans not approved by securityholders	—	—	—

Total	$5,686,638	$17.30	$504,200

(1)	Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan. All of the Company’s equity compensation plans were approved by the shareholders. Information regarding the stock option plans included in Notes 1 and 9 to the Consolidated Financial Statements on pages 56 through 57 and 72 through 74, respectively.

Item 13. Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the section titled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated September 19, 2003, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

A description of the fees paid to the independent auditors will be set forth in the section titled “Independent Accountants” of the Company’s Proxy Statement dated September 19, 2003, and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)	(1)	All financial statements:

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages 45 through 49 of this Form 10-K.

	(2)	Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts as of June 30, 2003, 2002 and 2001.

All other schedules are inapplicable to the Company, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(b)		Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended June 30, 2003:

Form 8-K dated April 7, 2003 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and third quarter ended March 31, 2003.

Form 8-K dated April 22, 2003 related to the announcement of the Company’s earnings for the third quarter and nine months ended March 31, 2003.

(c)		Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number/Description

3(a)	Election of the Registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987. (Filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

3(b)	By-Laws of the Registrant. (Filed as Exhibit 3(c) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

4(a)	Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company’s Report on Form 8-K dated May 2, 1996.)

4(b)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G dated February 4, 1997.)

4(c)	Three-for-two stock split. (Incorporated by reference to Item 2 of the Company’s Report on Form 10-Q dated May 3, 1999 for the quarter ended March 31, 1999.)

10(a)	Employment and Deferred Compensation Agreement, Dated as of April 14, 1998, between the Company and Paul D. Finkelstein. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(b)	Form of Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-K date September 24, 1997.)

10(c)	Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $500,000 owned by the Registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the Registrant and the insured’s designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(d)	Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e)	Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the Registrant and Myron Kunin and Paul D. Finkelstein, Trustees. (Incorporated by reference to Exhibit 10(q) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(f)	Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the Registrant and Myron Kunin, Trustee, (Incorporated by reference to Exhibit 10(r) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(g)	Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company’s Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h)	Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company’s Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(i)	Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company’s Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(j)	Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company’s Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(k)	Term Note A Agreement between the Registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996.)

10(l)	Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(m)	Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(n)	Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o)	Private Shelf Agreement dated as of December 19, 1997 between the Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(p)	Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(q)	Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(r)	Series G Senior Note dated as of July 10, 1998 between the Registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(s)	Term Note C Agreement between the Registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company’s Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(t)	Term Note H-1 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(u)	Term Note H-2 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(pp) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(v)	Term Note H-3 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(qq) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(w)	Term Note H-4 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(rr) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(x)	Revolving Credit Agreement dated November 12, 2002 between the Registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC.

10(y)	Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)

10(z)	Term Note I-1 agreement between the Registrant and Prudential Insurance Company of America dated October 3, 2000. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 12, 2001, for the year ended June 30, 2001.)

10(aa)	Note purchase agreement for $125,000,000 between the Registrant and purchasers listed in the attached Schedule A dated March 1, 2002. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(bb)	Series A Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(bb) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(cc)	Series B Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(dd)	Series J Senior Notes between the Registrant and purchasers listed in the attached purchaser schedule.

23	Consent of PricewaterhouseCoopers LLP

31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Rule 15d-14 of the Securities Exchange Act Of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Rule 15d-14 of the Securities Exchange Act Of 1934, as amended as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DATE: September 17, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Myron Kunin Myron Kunin, Chairman of the Board of Directors	Date: September 17, 2003

/s/ Paul D. Finkelstein Paul D. Finkelstein, Director	Date: September 17, 2003

/s/ David B. Kunin David B. Kunin, Director	Date: September 17, 2003

/s/ Rolf Bjelland Rolf Bjelland, Director	Date: September 17, 2003

/s/ Van Zandt Hawn Van Zandt Hawn, Director	Date: September 17, 2003

/s/ Susan S. Hoyt Susan S. Hoyt, Director	Date: September 17, 2003

/s/Thomas L. Gregory Thomas L. Gregory, Director	Date: September 17, 2003

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 26, 2003 appearing in the 2003 Annual Report on Form 10-K of Regis Corporation also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 26, 2003

REGIS CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
as of June 30, 2003, 2002 and 2001
(dollars in thousands)

Column A	Column B	Column C			Column D		Column E

	Balance at	Charged to					Balance at
	beginning	costs and	Charged to				end of
Description	of period	expenses	Other Accounts		Deductions		period

Valuation Account, Allowance for doubtful accounts
June 30, 2003	$1,837	$757	$1,571	(1)	$479	(2)	$3,686
June 30, 2002	$1,613	$696	$45	(1)	$517	(2)	$1,837
June 30, 2001	$710	$807	$373	(1)	$277	(2)	$1,613

Notes:

(1)	Related to the acquisition of receivables.

(2)	Represents primarily the write off of uncollectible receivables.