Form 10-K/A
period 2003-06-30
REGIS CORP
filed 2003-09-26
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

1

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

EXPLANATORY NOTE

This Amendment on Form 10-K/A constitutes Amendment No. 1 to Regis Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was previously filed with the Securities and Exchange Commission (the “SEC”) on September 17, 2003, to include on page 44 the signature of the independent auditors, PricewaterhouseCoopers LLP, in the Report of Independent Auditors.

2

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

/s/ PricewaterhouseCoopers LLP

Minneapolis, Minnesota
August 26, 2003

SIGNATURES

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

DATE:   September 26, 2003

INDEX TO EXHIBITS

Exhibit:
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