Form 10-Q
period 2003-09-30
REGIS CORP
filed 2003-11-13
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2003:

Common Stock, $.05 par value	43,671,029

Class	Number of Shares

REGIS CORPORATION

INDEX

			Page Nos.

Part I	Financial Information
	Item 1.	Consolidated Financial Statements:
		Consolidated Balance Sheet as of September 30, 2003 and June 30, 2003	3
		Consolidated Statement of Operations for the three months ended September 30, 2003 and 2002	4
		Consolidated Statement of Cash Flows for the three months ended September 30, 2003 and 2002	5
		Notes to Consolidated Financial Statements	6-11
		Review Report of Independent Auditors	12
	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-24
	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25-27
	Item 4.	Controls and Procedures	27
Part II	Other Information
	Item 6.	Exhibits and Reports on Form 8-K	28
	Signature		29

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
as of September 30, 2003 and June 30, 2003
(Dollars in thousands, except par value)

	September 30, 2003	June 30, 2003

ASSETS
Current assets:
Cash	$66,566	$59,680
Receivables, net	33,315	31,947
Inventories	158,491	156,827
Deferred income taxes	17,722	18,469
Other current assets	10,860	12,737

Total current assets	286,954	279,660
Property and equipment, net	360,539	356,725
Goodwill	395,861	372,618
Other intangibles, net	64,409	64,498
Other assets	40,039	39,454

Total assets	$1,147,802	$1,112,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$17,116	$21,123
Accounts payable	59,201	56,175
Accrued expenses	121,306	121,767

Total current liabilities	197,623	199,065
Long-term debt, less current portion	285,927	280,634
Other noncurrent liabilities	75,371	70,452
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 43,634,707 and 43,527,244 common shares at September 30, 2003 and June 30, 2003, respectively	2,182	2,176
Additional paid-in capital	208,960	207,650
Accumulated other comprehensive income	28,886	27,789
Retained earnings	348,853	325,189

Total shareholders’ equity	588,881	562,804

Total liabilities and shareholders’ equity	$1,147,802	$1,112,955

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2003	2002

Revenues:
Company-owned salons:
Service	$302,952	$263,076
Product	131,723	110,293

	434,675	373,369

Franchise revenues:
Royalties and fees	18,109	17,118
Product sales	7,937	8,736

	26,046	25,854

	460,721	399,223
Operating expenses:
Company-owned salons:
Cost of service	170,405	147,628
Cost of product	68,331	56,672
Direct salon	38,547	35,405
Rent	63,059	53,782
Depreciation	14,598	12,739

	354,940	306,226
Franchise direct costs, including product and equipment	13,671	13,786
Corporate and franchise support costs	45,751	39,916
Depreciation and amortization	3,028	2,947

Total operating expenses	417,390	362,875

Operating income	43,331	36,348
Other income (expense):
Interest	(4,368)	(5,145)
Other, net	340	326

Income before income taxes	39,303	31,529
Income taxes	(14,345)	(11,812)

Net income	$24,958	$19,717

Net income per share:
Basic	$.57	$.46

Diluted	$.55	$.44

Weighted averages shares common and common equivalent share outstanding:
Basic	43,637	43,163

Diluted	45,596	45,020

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 2003 and 2002
(Dollars in thousands)

	2003	2002

Cash flows from operating activities:
Net income	$24,958	$19,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,924	14,898
Amortization	891	895
Deferred income taxes	2,267	222
Other	(273)	(242)
Changes in operating assets and liabilities:
Receivables	(1,411)	(2,801)
Inventories	(1,114)	(10,915)
Other current assets	1,951	4,606
Other assets	(1,988)	(2,391)
Accounts payable	4,002	7,918
Accrued expenses	3,310	(6,282)
Other noncurrent liabilities	3,368	3,598

Net cash provided by operating activities	52,885	29,223

Cash flows from investing activities:
Capital expenditures	(15,980)	(16,071)
Proceeds from sale of assets	217	527
Purchases of salon net assets, net of cash acquired	(25,360)	(33,981)

Net cash used in investing activities	(41,123)	(49,525)

Cash flows from financing activities:
Borrowings on revolving credit facilities	223,515	112,400
Payments on revolving credit facilities	(207,815)	(106,400)
Repayment of long-term debt	(15,171)	(1,401)
Other, primarily decrease in negative book cash balances	(4,813)	(124)
Dividends paid	(1,309)	(1,301)
Repurchase of common stock	(2,990)	(4,376)
Proceeds from issuance of common stock	2,978	817

Net cash used in financing activities	(5,605)	(385)

Effect of exchange rate changes on cash	729	(73)

Increase (decrease) in cash	6,886	(20,760)
Cash:
Beginning of period	59,680	87,103

End of period	$66,566	$66,343

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2003 and for the three months ended September 30, 2003 and 2002, reflect, in the opinion of management, all adjustments necessary to fairly present the consolidated financial position of the Company as of September 30, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2003 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s Consolidated Financial Statements for the year ended June 30, 2003.

With respect to the unaudited financial information of the Company for the three month periods ended September 30, 2003 and 2002 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 28, 2003 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Stock Options:
At September 30, 2003, the Company has two stock-based employee compensation plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 9 to the 2003 Annual Report on Form 10-K. The Company accounts for those plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and applies Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation for employee stock options had been determined based on FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three months ended September 30, 2003 and 2002 would have been as follows:

	For the Three Months Ended September 30,

	(Dollars in thousands)
	2003	2002

Net income, as reported	$24,958	$19,717
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,450)	(1,464)

Pro forma net income	$23,508	$18,253

Earnings per share:
Basic – as reported	$.57	$.46

Basic – pro forma	$.54	$.42

Diluted – as reported	$.55	$.44

Diluted – pro forma	$.52	$.41

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following key weighted average assumptions:

	2003	2002

Risk-free interest rate	2.89%	4.86%
Expected life in years	7.25	6.50
Expected volatility	42.00%	43.27%
Expected dividend yield	0.45%	0.49%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS:

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. FIN 46 applies immediately to variable interests in VIEs created or obtained after January 31, 2003. As amended by FASB Staff Position (FSP) No. FIN 46-6, FIN 46 is effective for variable interests in a VIE created before February 1, 2003 at the end of the first interim or annual period ending after December 15, 2003 (the end of the second fiscal quarter, December 31, 2003, for the Company).

As of the date of this filing, the Company understands the FASB is in the process of modifying and/or clarifying certain provisions of FIN 46. Additionally, certain FSPs relating to FIN 46 are being deliberated. These modifications and FSPs, when finalized, could impact the Company’s analysis of the applicability of FIN 46 to entities that are franchisees of the Company’s salon concepts. The Company is aware of certain interpretations by some parties of the provisions of FIN 46, given its continuing evolution, which could have applicability when certain conditions exist that are not representative of a typical franchise relationship. These conditions include the franchisor possessing an equity interest in or providing significant levels of financial support to a franchisee. Additionally, the Company generally does not provide financial support to the franchisee in its typical franchise relationship. The Company is continuing to evaluate the impact of adopting FIN 46 on its Consolidated Financial Statements.

Effective July 1, 2003, the Company adopted the provisions of FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The initial adoption of these Statements did not have a material impact on the Consolidated Financial Statements.

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital
The Company recorded an increase in additional paid-in capital of $1.3 million during the first three months of fiscal year 2004. This increase is comprised of increases of $3.0 million primarily related to the exercise of stock options and $1.3 million related to the tax benefit realized upon exercise of stock options, largely offset by $3.0 million related to shares repurchased under the Company’s stock repurchase program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Comprehensive Income
Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2003 and 2002 were as follows:

	For the Three Months Ended September 30,

	(Dollars in thousands)
	2003	2002

Net income	$24,958	$19,717
Other comprehensive income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	45	72
Change in cumulative foreign currency translation	1,052	(2,846)

Total comprehensive income	$26,055	$16,943

4.	NET INCOME PER SHARE:

Stock options covering 345 and 302,935 shares were excluded from the shares used in the computation of diluted earnings per share for the first quarter of fiscal years 2004 and 2003, respectively, since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,

	2003	2002

Weighted average shares for basic earnings per share	43,636,503	43,162,736
Effect of dilutive securities:
Dilutive effect of stock options	1,889,281	1,802,718
Contingent shares issuable under contingent stock agreements	70,033	54,251

Weighted average shares for diluted earnings per share	45,595,817	45,019,705

5.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2003, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $437,000. During the first three months of fiscal year 2004, such liabilities were reduced by cash payments of $81,000 and $4,000 related to translation rates, resulting in a balance of $352,000 at September 30, 2003. This remaining amount will be satisfied through periodic contractual payments ending in June of 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

6.	SEGMENT INFORMATION:

The Company operates or franchises 7,673 domestic salons and 2,034 international salons. The Company operates its domestic (North American) operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center (primarily Supercuts and Cost Cutters) salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic, retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its domestic and international operations as two reportable operating segments, domestic and international.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table for the periods ended September 30, 2003 and 2002:

	For the Three Months Ended September 30,

	(Dollars in thousands)
	2003	2002

Total revenues:
Domestic	$415,763	$363,447
International	44,958	35,776

Total	$460,721	$399,223

Operating income:
Domestic	$38,905	$31,737
International	4,426	4,611

Total	$43,331	$36,348

7.	ACQUISITIONS:

During the three month periods ended September 30, 2003 and 2002, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2003 and 2002, and the allocation of the purchase prices, were as follows:

	Three Months Ended
	September 30,

	(Dollars in thousands)
	2003	2002

Components of aggregate purchase prices:
Cash	$25,360	$33,981
Stock		7,500
Liabilities assumed or payable		666

	$25,360	$42,147

Allocation of the purchase price:
Net tangible assets acquired	$3,477	$1,687
Identifiable intangible assets	174	1,409
Goodwill	21,709	39,051

	$25,360	$42,147

The Company has guaranteed that stock issued in certain acquisitions will reach a certain market price. If the stock should not reach this price during the agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the September 30, 2003 market price, the Company would be required to provide an additional 62,025 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired September 30, 2003. These contingently issuable shares have been included in the calculation of diluted earnings per share for the three months ended September 30, 2003.

REVIEW REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of September 30, 2003 and the related consolidated statements of operations and of cash flows for the three month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of June 30, 2003, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated August 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2003, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 28, 2003

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator and franchisor of hair and retail product salons. The Company’s worldwide operations include 9,707 domestic and international salons at September 30, 2003. Each of the Company’s concepts has generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic operations includes 7,673 salons, including 2,367 franchised salons, operating in North America primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,034 salons, including 1,632 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has approximately 49,000 employees worldwide.

First quarter fiscal year 2004 revenues grew to a record $460.7 million, including franchise revenues of $26.0 million, a 15.4 percent increase over the first quarter of the prior fiscal year.

Operating income in the first quarter of fiscal year 2004 increased to $43.3 million, a 19.2 percent increase over the corresponding period of the prior fiscal year.

Compared to the corresponding period of the prior fiscal year, net income in the first quarter of fiscal year 2004 increased 26.6 percent to a record $25.0 million and diluted earnings per share increased 25.0 percent to $0.55 per diluted share.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statement of Operations expressed as a percent of revenues. The percentages are computed as a percent of total Company revenues, except as noted.

	For the Three Months Ended September 30,

	2003	2002

Company-owned service revenues (1)	69.7%	70.5%
Company-owned product revenues (1)	30.3	29.5
Franchise revenues	5.7	6.5
Company-owned operations:
Profit margins on service (2)	43.8	43.9
Profit margins on product (3)	48.1	48.6
Direct salon expenses (1)	8.9	9.5
Rent (1)	14.5	14.4
Depreciation (1)	3.4	3.4
Franchise direct costs, including product and equipment (4)	52.5	53.3
Corporate and franchise support costs	9.9	10.0
Depreciation and amortization	0.7	0.7
Operating income	9.4	9.1
Income before income taxes	8.5	7.9
Net income	5.4	4.9

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of company-owned service revenues.

(3)	Computed as a percent of company-owned product revenues.

(4)	Computed as a percent of franchise revenues.

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

The Company’s significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2003 Annual Report on Form 10-K. The Company believes the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, the cost of product used and sold, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating the Company’s reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of the Company’s June 30, 2003 Annual Report on Form 10-K. No changes have been made to these policies since June 30, 2003.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues, which includes revenues of company-owned salons, royalties, initial franchise fees and product and equipment sales to franchisees but does not include sales at franchise salons, increased 15.4 percent to a record $460.7 million. The following chart details the Company’s consolidated revenues by concept:

	September 30,

(Dollars in thousands)	2003	2002

Revenues:
Domestic:
Regis Salons	$119,185	$104,691
MasterCuts	43,546	42,706
Trade Secret*	58,941	49,830
SmartStyle	68,447	52,497
Strip Center Salons (primarily Supercuts and Cost Cutters)*	125,644	113,723
International*	44,958	35,776

Total	$460,721	$399,223
Percent change from prior year	15.4%	14.2%

*	Includes aggregate franchise revenues of $26.0 and $25.9 million for the three months ended September 30, 2003 and 2002, respectively.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for salons which were open on that specific day of the week during the corresponding prior period (i.e., the first Monday of the month). Quarterly same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Management believes that same-store sales are useful in order to determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

Total consolidated revenues were $460.7 and $399.2 million in the first quarter of fiscal years 2004 and 2003, respectively. The 15.4 percent increase in consolidated revenues in the first quarter of fiscal year 2004 was due to acquisitions (59 percent), organic growth (45 percent) and foreign currency translation (two percent), which was partially offset by closed salons.

Domestic Revenues. Total domestic revenues were $415.8 and $363.4 million in the first quarter of fiscal years 2004 and 2003, respectively. This increase of 14.4 percent in the first quarter of fiscal year 2004 was due to acquisitions (56 percent) and organic growth (50 percent), which was partially offset by closed stores. During the first three months of fiscal year 2004, domestic same-store sales increased 2.4 percent, compared to an increase of 1.0 percent in the corresponding period of the prior fiscal year. Same-store sales increases achieved during the first three months of fiscal year 2004 were driven primarily by higher same-store product sales and a continuing shift in the mix of service sales toward higher priced salon services, such as hair color.

International Revenues. Total international revenues were $45.0 and $35.8 million in the first quarter of fiscal years 2004 and 2003, respectively. This increase of 25.7 percent in the first three months of fiscal year 2004 was due to acquisitions (73 percent), organic growth (18 percent) and foreign currency translation (11 percent), which was partially offset by closed salons.

Domestic and international revenues are comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. Fluctuations in these three revenue categories were as follows:

Service Revenues. Service revenues were $303.0 and $263.1 million in the first quarter of fiscal years 2004 and 2003, respectively. The increase of 15.2 percent in the first quarter of fiscal year 2004 as compared to the same period of the prior fiscal year was driven by acquisitions and organic growth. During the first quarter of fiscal years 2004 and 2003, consolidated same-store service sales increased 0.4 and 1.0 percent, respectively. First quarter fiscal year 2004 same-store service sales increases were not as robust as in the corresponding quarter of the prior year due to decreased mall traffic and a slight lengthening of customer visitation patterns, due to the weak economy and a fashion trend towards longer hairstyles.

Product Revenues. Product revenues were $131.7 and $110.3 million in the first quarter of fiscal years 2004 and 2003, respectively. The increase of 19.4 percent in the first three months of fiscal year 2004 demonstrates the Company’s continuous commitment to merchandising professional salon products. In the first quarter of fiscal year 2004, product revenues as a percent of total company-owned revenues increased to 30.3 percent, compared to 29.5 percent of revenues in the corresponding quarter of the prior fiscal year. The increase in product revenues as a percent of total revenues is due to strong same-store product sales, coupled with lower same-store service sales growth, as discussed above. During the first quarter of fiscal year 2004, consolidated same-store product sales increased 7.9 percent, compared to 2.4 percent in the corresponding quarter of the prior fiscal year. Same-store product sales increases were higher than in the first three months of the prior fiscal year primarily due to continual improvement in the Company’s merchandising strategy and execution. The Company recognizes and stresses the importance of product knowledge education and communication with the salons.

Franchise Revenues. Total franchise revenues, which include royalties, initial franchise fees and product and equipment sales made by the Company to franchisees were $26.0 and $25.9 million in the first quarter of fiscal years 2004 and 2003, respectively, representing an increase of 0.8 percent in the first quarter of fiscal year 2004. Of these totals, domestic franchise revenues represented 65.6 percent in both the first quarter of fiscal year 2004 and the corresponding period of the prior fiscal year. Total franchised salons open at September 30, 2003 and 2002 were 3,999 and 3,903, respectively.

Royalties increased $1.4 million, or 9.3 percent, in the first quarter of fiscal year 2004 to $17.1 million. Approximately 79 percent of the increase was primarily related to increased royalties from the Company’s European franchise operations, with the remaining increase related to royalties from strip center salon franchise operations acquired between the two periods.

Initial franchise fees decreased $0.5 million, or 32.5 percent, to $1.0 million in the first quarter of fiscal year 2004 as compared to the corresponding period of the prior fiscal year. Initial franchise fees decreased primarily due to incentives offered to existing franchisees who open multiple salons. Many of the new franchised salons opened during the first quarter of fiscal year 2004 were opened by established franchisees who took advantage of such incentives.

Sales of product and equipment to franchise salons decreased $0.8 million, or 9.2 percent, to $7.9 million in the first three months of fiscal year 2004 as compared to the first quarter of the prior fiscal year. This decrease was partially due to the Company’s purchase of 95 of its franchised salons during the quarter. Therefore, the franchise product revenues contributed by these salons were replaced by company-owned product revenues.

Cost of Revenue

The Company’s cost of revenues includes labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin percentage for the first quarter of fiscal year 2004 was 45.1 percent of company-owned revenues, compared to 45.3 percent of company-owned revenues in the first quarter of the prior fiscal year.

Service margins remained relatively consistent at 43.8 percent of company-owned revenues in the first quarter of fiscal year 2004, compared to 43.9 percent in the corresponding period of the prior fiscal year. The ten basis point change was primarily due to increased health insurance costs with recent salon acquisitions.

Product margins for the first quarter of fiscal year 2004, as a percent of company-owned revenues, were 48.1 percent, compared to 48.6 percent in the corresponding period of the prior fiscal year. The decrease in product margins was primarily due to the cost of products purchased in recent acquisitions, which have a higher cost than products purchased by the Company in day-to-day business transactions and shipped from its distribution centers. Additionally, a shift in the mix of product revenues to include a greater portion from salon concepts with characteristically lower product margins, such as Trade Secret and international salons, contributed to the decrease in the product margin. Trade Secret’s product margins are lower due to slightly higher product payroll costs and the international salons’ product margins are lower due to the Company purchasing product for its international salon from distributors.

Direct Salon

This expense category includes direct costs associated with salon operations such as salon advertising, workers’ compensation, utilities and janitorial costs. Direct salon expenses were $38.5 million in the first quarter of fiscal year 2004, compared to $35.4 million in the first quarter of the prior fiscal year, and improved 60 basis points as a percent of company-owned revenues in the first quarter of fiscal year 2004 to 8.9 percent. This 60 basis point improvement resulted primarily from lower advertising, utilities and freight costs associated with supplying the Company’s salons from its two national distribution centers. The improvement in advertising costs was primarily due to less advertising dollars spent than in the corresponding period of the prior year, while utilities improved due to lower rates as compared to last year. Improved shipping methods implemented during the latter half of fiscal year 2003 drove the improvement in freight costs.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes was $63.1 and $53.8 million in the first quarter of fiscal years 2004 and 2003, respectively. Rent expense, as a percent of company-owned revenues, remained relatively consistent at 14.5 percent during the first quarter of fiscal year 2004, as compared to 14.4 percent in the corresponding period of the prior fiscal year. The ten basis point fluctuation was driven primarily by rate increases in base rent.

Franchise Direct Costs, Including Product and Equipment

Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred in the Company’s offices in the United States, Canada and in Europe to support franchising activities. During the first quarter of fiscal year 2004, franchise direct costs decreased slightly to $13.7 million, or 52.5 percent of franchise revenues, compared to $13.8 million, or 53.3 percent of franchise revenues, in the corresponding period of the prior fiscal year. The improvement was primarily related to cost efficiencies realized as a result of the back-office integration associated with the Company’s European franchise operations.

Corporate and Franchise Support Costs

Corporate and franchise support costs include expenses related to salon operations (field supervision, training and product distribution) and home office administration costs (such as salaries and professional fees). During the first quarter of fiscal year 2004, corporate and franchise support costs increased 14.6 percent to $45.8 million as compared to the corresponding period of the prior fiscal year. The dollar increase was partially due to an expense of $1.3 million related to the write-off of loans associated with split dollar life insurance arrangements. The loans were written off due to final regulations issued by the IRS on the taxation of such split dollar arrangements. As a percent of total revenues, corporate and franchise support costs remained relatively consistent at 9.9 percent during the first quarter of fiscal year 2004, compared to 10.0 percent in the corresponding period of the prior fiscal year.

Interest

Interest expense decreased in the first quarter of fiscal year 2004 to $4.4 million, compared to $5.1 million in the same period of the prior fiscal year, representing 0.9 and 1.3 percent of total revenues in the three months ended September 30, 2003 and 2002, respectively. The improvement in the first quarter of fiscal year 2004 stems from the expiration of $55.0 million of pay fixed, receive variable interest rate swaps in the fourth quarter of fiscal year 2003, as well as a lower average outstanding debt balance related to the timing of acquisitions.

Income Taxes

The Company’s reported effective tax rate improved to 36.5 percent of pre-tax income in the first quarter of fiscal year 2004, compared to 37.5 percent in the first quarter of the prior fiscal year. The improvement primarily resulted from tax initiatives, including state income tax planning and international operations.

Effects of Foreign Currency Fluctuations

The primary exchange rate movements that impact the Company’s consolidated revenue growth are the United States dollar as compared to the Canadian dollar, Euro and the British Pound. The impact of foreign currency fluctuations on revenues is not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses and the Company’s hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” under Item 3).

Effects of Inflation

The Company compensates some of its salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company’s major expense components) are variable costs of sales. The Company does not believe inflation, due to its low rate, has had a significant impact on the results of operations associated with hourly paid hairstylists for the remainder of its mall based and strip center salons. In addition, the Company may increase pricing in its salons to offset any significant increases in wages.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The Company’s debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity, improved 90 basis points to 34.0 percent at September 30, 2003 as compared to June 30, 2003. The Company’s principal on-going cash requirements are to finance construction of new stores and remodel certain existing stores, acquisition of salons, purchase inventory and fund other working capital requirements. Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Since December 2001, the Company has maintained an investment grade “2” rating with the NAIC, the rating agency that regulates insurance companies in the private placement debt market. The Company does not currently have a public debt rating.

Compared to June 30, 2003, total assets increased $34.8 million in the first quarter of fiscal year 2003 to $1.1 billion. The increase included $36.7 million associated with the purchases of salons, which was primarily funded by a combination of operating cash flows, debt and the assumption of acquired salon liabilities.

Total shareholders’ equity increased $26.1 million from June 30, 2003 to September 30, 2003. Equity increased primarily as a result of net income and increased accumulated other comprehensive income due to translation adjustments as the result of the strengthening of foreign currencies that underlie the Company’s investments in those markets.

Cash Flows

Operating Activities

Net cash provided by operating activities increased in the first quarter of fiscal year 2004 to $52.9 million. The cash flows from operating activities in the first quarter of fiscal year 2004 were primarily a result of $25.0 million of net income combined with $17.8 million of depreciation and amortization and a $7.3 million increase in accounts payable and accrued expenses. Net cash from operations were higher than in the first quarter of fiscal year 2004 as compared to the corresponding period of the prior fiscal year primarily due to a higher level of inventory purchases during the three months ended September 30, 2002, as well as increased accrued expenses and net income

Investing Activities

Net cash used in investing activities of $41.1 million was mainly the result of $16.0 million in capital expenditures and $25.4 million in business and salon acquisitions. The Company constructed 94 new corporate salons in the first quarter of fiscal year 2004, including 38 new SmartStyle salons, 20 new Strip Center salons, 13 new MasterCuts salons, 11 new Regis Salons, seven new Trade Secret salons, and five new international salons, and completed 45 major remodeling projects. Additionally, the Company acquired 97 salons (95 of which were franchise buybacks) during the first quarter of fiscal year 2004, including 49 Strip Center salons, 39 SmartStyle salons, four Trade Secret salons, three Regis Salons and two MasterCuts salons.

Financing Activities

Net cash used in financing activities was $5.6 million. The most significant financing activities during the first quarter of fiscal year 2004 included $15.2 million of payments on long-term debt, offset by $15.7 million of net borrowings on revolving credit facilities.

Acquisitions

During the first quarter of fiscal year 2004, the Company continued its acquisition strategy by acquiring 97 salons, 95 of which were franchise buybacks. The acquisitions were funded primarily by operating cash flow and debt. Since 1994, the Company has added over 7,140 company-owned and franchised salons.

Contractual Obligations and Commercial Commitments

There have been no significant changes in the Company’s commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2003. The Company is in compliance with all covenants and other requirements of its credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first quarter of fiscal year 2004.

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

During the first quarter of fiscal year 2004, the Company paid dividends totaling $1.3 million, or $.03 per share. On October 31, 2003, the Board of Directors of the Company declared a $.03 per share quarterly dividend payable November 28, 2003 to shareholders of record on November 14, 2003.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of September 30, 2003, 1.3 million shares have been repurchased for $33.9 million, including $3.0 million in the quarter ended September 30, 2003. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

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

Organic growth is achieved through the combination of new salon construction and same-store sales increases. Each year, the Company anticipates building over 500 corporate salons and adding at least 300 franchised salons, while closing 150 to 200 salons. The Company’s long-term outlook for same-store sales is in the two to four percent range.

During any fiscal year, the Company’s acquisitions may vary in size from one salon to several hundred salons. The Company anticipates adding 400 to 600 corporate salons each year from acquisitions.

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

The conceptual strength of the Company’s business is in the fundamental similarity of its salon concepts that allow flexibility and multiple salon concept placement in shopping centers and neighborhoods, and broad customer mix. Each concept focuses on the middle market customer, attracting a slightly different demographic. The Company anticipates expanding all its salon concepts.

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

Impact of Changes to Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates may have an impact on the Company’s expected results from operations. Currently, the Company manages the risk related to fluctuations in interest rates through the use of floating rate debt instruments and other financial instruments. See discussion in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Changes in foreign currency exchange rates may have an impact on the Company’s reported results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British Pound. Therefore, the Company does not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from the Company’s international operations. For the quarter ended September 30, 2003, operations denominated in currencies other than the United States dollar represented approximately 17 percent of consolidated net income.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward–looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003.

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of September 30, 2003, the Company had $38.5 million of floating and $264.5 of fixed rate debt outstanding. As of June 30, 2003, the Company had $22.8 million of floating and $279.0 million of fixed rate debt outstanding. The Company has entered into the following financial instruments:

Interest Rate Swap Contracts:
   (Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedne ss of $11.8 million at September 30 and June 30, 2003, and an aggregate $66.8 million at September 30, 2002. These cash flow hedges are recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

Additionally, when interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Income Statement, as amounts are transferred out of other comprehensive income to earnings at each interest payment date.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow swap(s) was $0.5 and $2.3 million at September 30, 2003 and 2002, respectively. The following table depicts the hedging activity in the accumulated other comprehensive income account related to the cash flow swap(s) for the three months ended September 30, 2003 and 2002.

	Three Months Ended September 30,
	(Dollars in thousands)

	2003	2002

Tax-effected gain (loss) on cash flow hedge(s) recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$98	$539
Unrealized net loss from changes in fair value of cash flow swap(s)	(53)	(467)

	$45	$72

During fiscal year 2003, the $11.8 million interest rate swap was redesignated from a hedge of variable rate operating lease obligations to a hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease. As a result, a reduction was made to interest expense of approximately $0.1 million during the first quarter of fiscal year 2004 related to the ineffective portion of this swap.

     (Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $83.5 and $88.5 million notional amount at September 30 and June 30, 2003, respectively, with maturation dates between October 2003 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009. During the first quarter of fiscal year 2004, approximately $0.1 million of the deferred gain was amortized against interest expense, resulting in a remaining deferred gain of $1.3 million in long-term debt at September 30, 2003.

The Company’s fair value swaps are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding adjustment to the underlying senior term note within long-term debt of $5.6 and $7.1 million at September 30 and June 30, 2003, respectively. No hedge ineffectiveness occurred during the first quarter of fiscal year 2004 or 2003. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of September 30, 2003, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately nine percent of the Company’s net investments in foreign operations at September 30 and June 30, 2003.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. At September 30 and June 30, 2003, the Company’s net investment in this derivative financial instrument was in a $4.8 and $6.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. For the quarters ended September 30, 2003 and 2002, $0.7 of tax-effected loss and $0.3 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2003 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to this information during the three months ended September 30, 2003.

Item 4. Controls and Procedures

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended September 30, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls:

There were no significant changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

Part II – Other Information

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation:
Certification pursuant to Rule 15d-14 of the Securities Exchange Act Of 1934, as amended as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Rule 15d-14 of the Securities Exchange Act Of 1934, as amended as adopted pursuant to §302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President and Chief Executive Officer of Regis Corporation:
Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to 18 U.S.C. §1350, as adopted pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended September 30, 2003:

Form 8-K dated July 8, 2003 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month, fiscal fourth quarter and fiscal year ended June 30, 2003.

Form 8-K dated August 26, 2003 related to the announcement of the Company’s financial results for its fiscal fourth quarter and year ended June 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 13, 2003	By:	/s/ Randy L. Pearce

Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer