Form 10-Q
period 2003-12-31
REGIS CORP
filed 2004-02-12
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 9, 2004:

Common Stock, $.05 par value	44,315,730
Class	Number of Shares

TABLE OF CONTENTS

Letter Re: Unaudited Interim Financial Information
President and CEO Certification - Section 302
Executive VP and CFO Certification - Section 302
President and CEO Certification - Section 906
Executive VP and CFO Certification - Section 906

REGIS CORPORATION
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET (Unaudited)
as of December 31, 2003 and June 30, 2003
(Dollars in thousands, except par value)

	December 31, 2003	June 30, 2003
ASSETS
Current assets:
Cash	$87,663	$59,680
Receivables, net	35,427	31,947
Inventories	154,384	156,827
Deferred income taxes	17,620	18,469
Other current assets	12,998	12,737

Total current assets	308,092	279,660
Property and equipment, net	364,421	356,725
Goodwill	408,627	372,618
Other intangibles, net	67,641	64,498
Other assets	39,616	39,454

Total assets	$1,188,397	$1,112,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$18,066	$21,123
Accounts payable	53,453	56,175
Accrued expenses	130,424	121,767

Total current liabilities	201,943	199,065
Long-term debt, less current portion	263,955	280,634
Other noncurrent liabilities	82,924	70,452
Shareholders’ equity:
Common stock, $.05 par value; issued and outstanding 44,116,319 and 43,527,244 common shares at December 31, 2003 and June 30, 2003, respectively	2,206	2,176
Additional paid-in capital	220,493	207,650
Accumulated other comprehensive income	41,686	27,789
Retained earnings	375,190	325,189

Total shareholders’ equity	639,575	562,804

Total liabilities and shareholders’ equity	$1,188,397	$1,112,955

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2003	2002
Revenues:
Company-owned salons:
Service	$306,630	$270,688
Product	139,202	117,940

	445,832	388,628

Franchise revenues:
Royalties and fees	18,380	17,280
Product sales	8,240	8,851

	26,620	26,131

Total revenues	472,452	414,759

Operating expenses:
Company-owned salons:
Cost of service	171,577	152,683
Cost of product	70,671	56,603
Direct salon	39,154	34,385
Rent	64,759	56,920
Depreciation	15,293	13,017

	361,454	313,608
Franchise direct costs, including product and equipment	15,178	15,423
Corporate and franchise support costs	45,357	39,299
Depreciation and amortization	3,380	3,194

Total operating expenses	425,369	371,524

Operating income	47,083	43,235
Other income (expense):
Interest	(3,851)	(5,379)
Other, net	331	349

Income before income taxes	43,563	38,205
Income taxes	(15,901)	(14,632)

Net income	$27,662	$23,573

Net income per share:
Basic	$.63	$.55

Diluted	$.60	$.52

Weighted average common and common equivalent shares outstanding:
Basic	43,893	43,236

Diluted	45,973	45,332

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2003 and 2002
(Dollars in thousands, except per share amounts)

	2003	2002
Revenues:
Company-owned salons:
Service	$609,582	$533,764
Product	270,925	228,233

	880,507	761,997

Franchise revenues:
Royalties and fees	36,489	34,398
Product sales	16,177	17,587

	52,666	51,985

Total revenues	933,173	813,982

Operating expenses:
Company-owned salons:
Cost of service	341,982	300,311
Cost of product	139,002	113,275
Direct salon	77,701	69,790
Rent	127,818	110,702
Depreciation	29,891	25,756

	716,394	619,834
Franchise direct costs, including product and equipment	28,849	29,209
Corporate and franchise support costs	91,108	79,215
Depreciation and amortization	6,408	6,141

Total operating expenses	842,759	734,399

Operating income	90,414	79,583
Other income (expense):
Interest	(8,219)	(10,524)
Other, net	671	675

Income before income taxes	82,866	69,734
Income taxes	(30,246)	(26,444)

Net income	$52,620	$43,290

Net income per share:
Basic	$1.20	$1.00

Diluted	$1.15	$.96

Weighted average common and common equivalent shares outstanding:
Basic	43,795	43,266

Diluted	45,835	45,267

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2003 and 2002
(Dollars in thousands)

	2003	2002
Cash flows from operating activities:
Net income	$52,620	$43,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,888	30,308
Amortization	1,724	1,867
Deferred income taxes	5,901	703
Other	179	329
Changes in operating assets and liabilities:
Receivables	(2,408)	(5,887)
Inventories	4,883	(21,604)
Other current assets	268	2,622
Other assets	(2,870)	(6,855)
Accounts payable	881	3,459
Accrued expenses	14,057	14,629
Other noncurrent liabilities	5,826	6,274

Net cash provided by operating activities	115,949	69,135

Cash flows from investing activities:
Capital expenditures	(34,404)	(32,930)
Proceeds from sale of assets	95	586
Purchases of salon net assets, net of cash acquired	(33,611)	(55,362)

Net cash used in investing activities	(67,920)	(87,706)

Cash flows from financing activities:
Borrowings on revolving credit facilities	385,175	431,000
Payments on revolving credit facilities	(396,150)	(419,000)
Proceeds from issuance of long-term debt		11,860
Repayment of long-term debt	(20,110)	(6,220)
Other, primarily decrease in negative book cash balances	(8,838)	(2,837)
Dividends paid	(2,631)	(2,605)
Repurchase of common stock	(3,373)	(10,234)
Proceeds from issuance of common stock	10,390	2,444

Net cash used in financing activities	(23,677)	(7,452)

Effect of exchange rate changes on cash	3,631	1,047

Increase (decrease) in cash	27,983	(24,976)
Cash:
Beginning of period	59,680	87,103

End of period	$87,663	$62,127

The accompanying notes are an integral part of the unaudited Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2003 and for the three and six months ended December 31, 2003 and 2002, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly present the consolidated financial position of the Company as of December 31, 2003 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2003 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and other documents filed during the current fiscal year.

With respect to the unaudited financial information of the Company for the three and six month periods ended December 31, 2003 and 2002 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated January 21, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Used and Sold:
Product costs are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually. Significant changes in product costs, volumes or shrinkage could have a material impact on the Company’s gross margin.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Stock Options:
At December 31, 2003, the Company has two stock-based employee compensation plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 9 to the Company’s fiscal year 2003 Annual Report on Form 10-K. The Company accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and applies Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation for employee stock options had been determined based on FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and six months ended December 31, 2003 and 2002 would have been as follows:

		For the Periods Ended December 31,
	Three Months		Six Months
	(Dollars in thousands, except per share amounts)
	2003	2002	2003	2002
Net income, as reported	$27,662	$23,573	$52,620	$43,290
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,840)	(1,486)	(3,307)	(2,934)

Pro forma net income	$25,822	$22,087	$49,313	$40,356

Earnings per share:
Basic — as reported	$.63	$.55	$1.20	$1.00

Basic — pro forma	$.59	$.51	$1.13	$.93

Diluted — as reported	$.60	$.52	$1.15	$.96

Diluted — pro forma	$.57	$.49	$1.09	$.91

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following key weighted average assumptions:

	2003	2002
Risk-free interest rate	3.48%	3.68%
Expected life in years	7.00	7.00
Expected volatility	41.05%	42.63%
Expected dividend yield	0.31%	0.44%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

2.	NEW ACCOUNTING PRONOUNCEMENTS:
In December 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 132 (R), a revision of FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132 (R) increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. It also requires the segregation of plan assets by category, such as debt, equity and real estate, and the disclosure of certain expected rates of return and other informational disclosures. This Statement is effective for annual financial statements for fiscal years ending after December 15, 2003, which is the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Additionally, Statement 132 (R) requires the disclosure of various elements of pension and postretirement benefit costs in interim financial statements for quarters beginning after December 15, 2003 (the Company’s third fiscal quarter). The adoption of FAS 132 (R) is not expected to have a material effect on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In December 2003, the FASB issued a revised FIN 46 (referred to as FIN 46 (R)) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Among these exemptions, FIN 46 (R) provides a scope exception for an entity that is deemed to be a business, but also lists four conditions which, if present, disallow companies from applying this scope exception. FIN 46 (R) applies to VIEs that are commonly referred to as special-purpose entities for periods ending after December 31, 2003 and for all other types of VIEs for periods ending after March 15, 2004 (the end of the Company’s third fiscal quarter, March 31, 2004).

Effective December 31, 2003, the Company adopted FIN 46 (R). The Company does not have any relationships with special-purpose entities. Therefore, the adoption of FIN 46 (R) had no impact on the Company’s Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2003. Additionally, the majority of the Company’s franchise entities are not within the scope of this Interpretation, as they are businesses as defined by FIN 46 (R). Although the Company generally does not provide financial support to the franchisee in its typical franchise relationship, the Company has provided financing agreements with a very limited number of franchisees. With respect to such cases, the Company has until March 31, 2004 to complete its evaluation of the impact of adopting FIN 46 (R) on its Consolidated Financial Statements, but does not expect it to have a material effect.

Effective July 1, 2003, the Company adopted the provisions of FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The initial adoption of these Statements did not have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital
The Company recorded an increase in additional paid-in capital of $12.8 million during the first six months of fiscal year 2004. This increase is comprised of increases of $10.5 million primarily related to the exercise of stock options, $5.5 million related to the tax benefit realized upon exercise of stock options and $0.2 million related to stock issued in conjunction with the Company’s franchise stock incentive plan, partially offset by $3.4 million related to shares repurchased under the Company’s stock repurchase program.

Comprehensive Income
Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2003 and 2002 were as follows:

		For the Periods Ended December 31,
	Three Months		Six Months
	(Dollars in thousands)
	2003	2002	2003	2002
Net income	$27,662	$23,573	$52,620	$43,290
Other comprehensive income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	61	467	106	539
Change in cumulative foreign currency translation	12,739	5,673	13,791	2,827

Total comprehensive income	$40,462	$29,713	$66,517	$46,656

4.	NET INCOME PER SHARE:

Stock options covering 317,707 shares for the three months ended December 31, 2002 and 661 and 332,830 shares for the six months ended December 31, 2003 and 2002, respectively, were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive. There were no anti-dilutive shares during the three months ended December 31, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2003	2002	2003	2002
Weighted average shares for basic earnings per share	43,893,120	43,236,408	43,795,288	43,265,932
Effect of dilutive securities:
Dilutive effect of stock options	2,079,748	1,948,811	2,004,612	1,883,855
Contingent shares issuable under contingent stock agreements		147,093	35,017	117,625

Weighted average shares for diluted earnings per share	45,972,868	45,332,312	45,834,917	45,267,412

5.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2003, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $437,000. During the first six months of fiscal year 2004, such liabilities were reduced by cash payments of $166,000 and increased by $17,000 related to translation rates, resulting in a balance of $288,000 at December 31, 2003. This remaining amount will be satisfied through periodic contractual payments ending in June of 2004.

6.	SEGMENT INFORMATION:

The Company operates or franchises 7,743 domestic salons and 2,032 international salons. The Company operates its domestic (North American) operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic, retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its domestic and international operations as two reportable operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table for the periods ended December 31, 2003 and 2002:

		For the Periods Ended December 31,
	Three Months		Six Months
		(Dollars in thousands)
	2003	2002	2003	2002
Total revenues:
Domestic	$422,113	$374,535	$837,876	$737,982
International	50,339	40,224	95,297	76,000

Total	$472,452	$414,759	$933,173	$813,982

Income before income taxes:
Domestic	$41,054	$40,151	$79,959	$71,888
International	6,029	3,084	10,455	7,695
Corporate*	(3,520)	(5,030)	(7,548)	(9,849)

Total	$43,563	$38,205	$82,866	$69,734

*	primarily net interest expense

7.	ACQUISITIONS:

During the six month periods ended December 31, 2003 and 2002, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2003 and 2002, and the allocation of the purchase prices, were as follows:

	Six Months Ended
	December 31,
	(Dollars in thousands)
	2003	2002
Components of aggregate purchase prices:
Cash	$33,611	$55,362
Stock	—	23,666
Liabilities assumed or payable	—	997

	$33,611	$80,025

Allocation of the purchase price:
Net tangible assets acquired	$5,222	$3,771
Identifiable intangible assets	259	2,738
Goodwill	28,130	73,516

	$33,611	$80,025

In certain acquisitions, the Company has guaranteed that the stock issued will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. As of December 31, 2003, all such stock price guarantees have been met and the Company has no contingently issuable shares.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying consolidated balance sheet of Regis Corporation as of December 31, 2003 and the related consolidated statements of operations for the three and six month periods ended December 31, 2003 and 2002 and of cash flows for the six months ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Minneapolis, Minnesota January 21, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator and franchisor of hair and retail product salons. The Company’s worldwide operations include 9,775 domestic and international salons at December 31, 2003. Each of the Company’s concepts has generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s domestic operations includes 7,743 salons, including 2,367 franchised salons, operating in North America primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,032 salons, including 1,628 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company has approximately 51,000 employees worldwide.

Second quarter fiscal year 2004 revenues grew to a record $472.5 million, including franchise revenues of $26.6 million, a 13.9 percent increase over the second quarter of the prior fiscal year. Revenues for the first half of fiscal year 2004 grew to a record $933.2 million, including franchise revenues of $52.7 million, a 14.6 percent increase over the first half of the prior fiscal year.

Operating income in the second quarter of fiscal year 2004 increased to $47.1 million, an 8.9 percent increase over the corresponding period of the prior fiscal year. During the first half of fiscal year 2004, operating income increased 13.6 percent over the corresponding period of the prior fiscal year to $90.4 million.

Compared to the corresponding period of the prior fiscal year, net income in the second quarter of fiscal year 2004 increased 17.3 percent to a record $27.7 million and diluted earnings per share increased 15.4 percent to $0.60 per diluted share. Compared to the first six months of the prior fiscal year, net income in the first half of fiscal year 2004 increased 21.6 percent to a record $52.6 million and diluted earnings per share increased 19.8 percent to $1.15 per diluted share.

For matters that could contribute significant variability in the Company’s earnings and cash flows, refer to the Investor Information section of the Company’s web site at www.regiscorp.com, and to the discussion set forth under the captions Outlook and Risks, included on pages 26 through 28 herein.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statements of Operations expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
	2003	2002	2003	2002
Company-owned service revenues(1)	68.8%	69.7%	69.2%	70.0%
Company-owned product revenues(1)	31.2	30.3	30.8	30.0
Franchise revenues	5.6	6.3	5.6	6.4
Company-owned operations:
Profit margins on service(2)	44.0	43.6	43.9	43.7
Profit margins on product(3)	49.2	52.0	48.7	50.4
Direct salon expenses(1)	8.8	8.8	8.8	9.2
Rent(1)	14.5	14.6	14.5	14.5
Depreciation(1)	3.4	3.3	3.4	3.4
Franchise direct costs, including product and equipment(4)	57.0	59.0	54.8	56.2
Corporate and franchise support costs	9.6	9.5	9.8	9.7
Depreciation and amortization	0.7	0.8	0.7	0.8
Operating income	10.0	10.4	9.7	9.8
Income before income taxes	9.2	9.2	8.9	8.6
Net income	5.9	5.7	5.6	5.3

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of company-owned service revenues.

(3)	Computed as a percent of company-owned product revenues.

(4)	Computed as a percent of franchise revenues.

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

RESULTS OF OPERATIONS

Revenues
For the second quarter of fiscal year 2004, consolidated revenues, which include revenues of company-owned salons, royalties, franchise fees and product and equipment sales to franchisees, increased 13.9 percent to a record $472.5 million. For the first half of fiscal year 2004, consolidated revenues increased 14.6 percent to a record $933.2 million as compared to the corresponding period of the prior fiscal year. The following chart details the Company’s consolidated revenues by concept:

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2003	2002	2003	2002
Revenues:
Domestic:
Regis Salons	$119,906	$106,139	$239,091	$210,830
MasterCuts	43,671	42,225	87,217	84,931
Trade Secret*	65,051	55,486	123,992	105,316
SmartStyle	69,964	54,774	138,411	107,271
Strip Center Salons*	123,521	115,911	249,165	229,634

Total domestic	422,113	374,535	837,876	737,982

International*	50,339	40,224	95,297	76,000

Consolidated revenues	$472,452	$414,759	$933,173	$813,982

Percent change from prior year	13.9%	15.7%	14.6%	14.9%

* Includes aggregate franchise revenues of $26.6 and $26.1 million for the three months ended December 31, 2003 and 2002, respectively, and $52.7 and $52.0 million for the six months ended December 31, 2003 and 2002, respectively.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for salons which were open on that specific day of the week during the corresponding prior period (i.e., the first Monday of the month). Quarterly same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 13.9 percent increase in consolidated revenues in the second quarter of fiscal year 2004 was composed of an 8.0 percent increase due to acquisitions, a 4.0 percent increase due to organic growth and a 1.9 percent increase due to favorable foreign currency exchange rate fluctuations. The 14.6 percent increase in consolidated revenues in the first half of fiscal year 2004 was composed of an 8.4 percent increase due to acquisitions, a 4.6 percent increase due to organic growth and a 1.6 percent increase due to favorable foreign currency exchange rate fluctuations.

Domestic Revenues. Total domestic revenues were $422.1 and $374.5 million in the second quarter of fiscal years 2004 and 2003, respectively. This 12.7 percent increase was composed of a 6.6 percent increase due to acquisitions and a 6.1 percent increase due to organic growth. During the three months ended December 31, 2003, domestic same-store sales increased 2.2 percent, compared to an increase of 0.7 percent in the corresponding period of the prior fiscal year. Same-store sales increases achieved during the second quarter of fiscal year 2004 were driven primarily by strong product sales.

For the six months ended December 31, 2003 and 2002, total domestic revenues were $837.9 and $738.0 million, respectively. This 13.5 percent increase in the first half of fiscal year 2004 was composed of a 7.3 percent increase due to acquisitions and a 6.2 percent increase due to organic growth. During the first six months of fiscal year 2004, domestic same-store sales increased 2.3 percent, primarily driven by strong product sales, compared to an increase of 0.9 percent in the corresponding period of the prior fiscal year.

International Revenues. Total international revenues were $50.3 and $40.2 million in the second quarter of fiscal years 2004 and 2003, respectively, and $95.3 and $76.0 million in the first half of fiscal years 2004 and 2003, respectively. The 25.1 percent increase in the second quarter of fiscal year 2004 was composed of a 20.2 percent increase due to acquisitions and an 11.8 percent increase due to favorable foreign currency exchange rate fluctuations, which were partially offset by closed international franchise salons. The 25.4 percent increase in the first half of fiscal year 2004 was composed of a 19.5 percent increase due to acquisitions and a 10.4 percent increase due to favorable foreign currency exchange rate fluctuations, which were partially offset by closed international franchise salons.

Consolidated Revenues. Domestic and international revenues are comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. Fluctuations in these three revenue categories were as follows:

Service Revenues. Service revenues were $306.6 and $270.7 million in the second quarter of fiscal years 2004 and 2003, respectively. During the first half of fiscal years 2004 and 2003, service revenues were $609.6 and $533.8 million, respectively. The increases of 13.3 and 14.2 percent in the three and six months ended December 31, 2003, respectively, were driven by acquisitions and organic growth. Consolidated same-store service sales decreased 0.2 percent during the second quarter and increased 0.1 percent during the first half of fiscal year 2004, compared to increases of 0.6 and 0.8 percent, respectively, in the corresponding periods of the prior fiscal year. Fiscal year 2004 same-store service sales continue to be modest due to decreased mall traffic and a slight lengthening of customer visitation patterns, due to the weak economy and a fashion trend towards longer hairstyles.

Product Revenues. Product revenues were $139.2 and $117.9 million in the second quarter of fiscal years 2004 and 2003, respectively. Product revenues were $270.9 and $228.2 million in the first six months of fiscal years 2004 and 2003, respectively. The increases of 18.0 and 18.7 percent in the three and six months ended December 31, 2003, respectively, demonstrate the Company’s continuous commitment to merchandising professional salon products. Compared to the corresponding periods of the prior fiscal year, product revenues as a percent of total company-owned revenues increased 90 basis points to 31.2 percent in the second quarter and 80 basis points to 30.8 percent in the first half of fiscal year 2004. The increase in product revenues as a percent of total revenues is due to strong same-store product sales, coupled with modest same-store service sales growth, as discussed above. During the second quarter of fiscal year 2004, consolidated same-store product sales increased 8.4 percent, compared to 2.2 percent in the corresponding quarter of the prior fiscal year. During the first half of fiscal year 2004 and 2003, consolidated same-store product sales increased 8.2 and 2.3 percent, respectively. Same-store product sales increases were higher than in the corresponding periods of the prior fiscal year primarily due to continual improvement in the Company’s merchandising strategy and execution, with emphasis placed on management of promotional buying and opening orders of new product lines. The Company’s merchandising strategy recognizes and stresses the importance of product knowledge education and communication with the salons. In addition, the sale of beauty tools, such as flat irons, was a strong contributor to the increased same-store product sales, particularly in Trade Secret and the international salons.

Franchise Revenues. Total franchise revenues, which include royalties, franchise fees and product and equipment sales made by the Company to franchisees were $26.6 and $26.1 million in the second quarter of fiscal years 2004 and 2003, respectively, and $52.7 and $52.0 million in the six months ended December 31, 2003 and 2002, respectively. Domestic franchise revenues represented 62.0 and 61.2 percent of total franchise revenues in the second quarter of fiscal year 2004 and 2003, respectively. During the first half of fiscal years 2004 and 2003, domestic franchise revenues represented 63.8 and 63.4 percent of total franchise revenues, respectively. The increases in consolidated franchise revenues for both the quarter and year-to-date were due to favorable foreign currency fluctuations, which caused franchise revenues to increase approximately seven and six percent in the three and six months ended December 31, 2003, respectively. Exclusive of these favorable currency fluctuations, consolidated franchise revenues decreased 4.9 and 4.7 percent for the three and six months ended December 31, 2003, respectively, primarily due to the Company’s purchase of 113 franchised salons during the first half of fiscal year 2004, 18 of which were acquired during the second quarter. Total franchised salons open at December 31, 2003 and 2002 were 3,995 and 3,940, respectively. There were 1,628 and 1,744 international franchise salons open at December 31, 2003 and 2002, respectively.

Royalties increased $2.2 million, or 14.6 percent, in the second quarter of fiscal year 2004 to $17.7 million. For the six months ended December 31, 2003, royalties increased $3.7 million, or 11.9 percent, to $34.8 million, as compared to the corresponding period of the prior fiscal year. Approximately 80 percent of the increase for both the quarter and year-to-date was primarily related to increases in reported royalties from the Company’s European franchise operations, with the remaining increase related to royalties from strip center salon franchise operations acquired in May 2003. Approximately nine of the 14.6 percent increase and eight of the 11.9 percent increase for the three and six months ended December 31, 2003, respectively, were due to favorable fluctuations in the foreign currency exchange rate.

Franchise fees decreased $1.1 million to $0.7 million and $1.6 million to $1.7 million in the three and six months ended December 31, 2003, respectively, as compared to the corresponding periods of the prior fiscal year. These decreases of 61.1 and 48.7 percent for the quarter and year-to-date of fiscal year 2004, respectively, were primarily due to the timing of franchise development, particularly with regard to the international franchise salons. There were 42 new international franchise salons opened during the first half of fiscal year 2004, compared to 87 openings in the corresponding period of the prior fiscal year. The 61.1 and 48.7 percent decreases in franchise fees for the three and six months ended December 31, 2003, respectively, are net of the favorable impact of approximately one and two percent for the three and six month periods, respectively, related to foreign currency exchange rate fluctuations.

Sales of product and equipment to franchise salons decreased $0.6 million, or 6.9 percent, to $8.2 million in the three months ended December 31, 2003 as compared to the second quarter of the prior fiscal year. Sales of product and equipment to franchise salons decreased $1.4 million, or 8.0 percent, to $16.2 million in the six months ended December 31, 2003 as compared to the corresponding period of the prior fiscal year. The 6.9 and 8.0 percent decreases in franchise product revenues for the three and six months ended December 31, 2003, respectively, are net of the favorable impact of approximately four percent related to foreign currency exchange rate fluctuations. These decreases were primarily due to the Company’s purchase of 113 franchised salons during the first half of fiscal year 2004, 18 of which were acquired during the second quarter. Therefore, the franchise product revenues contributed by these salons were replaced by company-owned product revenues. Further, lower international salon counts as compared to the corresponding periods of the prior fiscal year and a reduction in the prices of product sold to international franchisees contributed to the decrease in franchise product revenues.

Cost of Revenue
The Company’s cost of revenues primarily includes labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting consolidated gross margin percentage for the second quarter of fiscal year 2004 was 45.7 percent of company-owned revenues, compared to 46.1 percent of company-owned revenues in the second quarter of the prior fiscal year. The gross margin for the six months ended December 31, 2003 and 2002 was 45.4 and 45.7 percent of company-owned revenues, respectively.

Service margins improved 40 basis points to 44.0 percent of company-owned service revenues in the second quarter of fiscal year 2004 and improved 20 basis points to 43.9 percent during the first six months of fiscal year 2004 as compared to the corresponding periods of the prior fiscal year. The improvements were primarily due to improved payroll and benefit controls in a number of the Company’s company-owned and acquired salons.

Product margins for the second quarter of fiscal year 2004, as a percent of company-owned product revenues, were 49.2 percent, compared to 52.0 percent in the corresponding period of the prior fiscal year. For the six months ended December 31, 2003 and 2002, product margins were 48.7 and 50.4 percent of company-owned product revenues. The decrease in product margins was primarily due to a favorable book-to-physical adjustment recorded in the second quarter of the prior fiscal year, which caused a decline in the second quarter fiscal year 2004 product margin of 320 basis points as compared to the second quarter of the prior fiscal year. The offsetting 40 basis points improvement during the three months ended December 31, 2003 was related to the Company’s continued focus on managing promotional buys and maximizing merchandise mix.

Direct Salon
This expense category includes direct costs associated with salon operations such as salon advertising, workers’ compensation, utilities and janitorial costs. Direct salon expenses were $39.2 and $77.7 million in the second quarter and first half of fiscal year 2004, respectively, compared to $34.4 and $69.8 million, respectively, in the corresponding periods of the prior fiscal year. As a percent of company-owned revenues, direct salon expenses remained consistent at 8.8 percent for the second quarter and improved 40 basis points to 8.8 percent for the six months ended December 31, 2003, as compared to the corresponding periods of the prior fiscal year. The year-to-date improvement resulted primarily from lower direct salon advertising expense.

Franchise Direct Costs, Including Product and Equipment
Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred to support franchising activities. During the second quarter of fiscal year 2004, franchise direct costs decreased to $15.2 million, or 57.0 percent of franchise revenues, compared to $15.4 million, or 59.0 percent of franchise revenues, in the corresponding period of the prior fiscal year. During the six months ended December 31, 2003, franchise direct costs decreased $0.4 million to $28.8 million, representing a 140 basis point improvement to 54.8 percent of franchise revenues. The improvements were primarily related to cost efficiencies realized as a result of the back-office integration associated with the Company’s European franchise operations, partially offset by personnel costs. The 1.6 and 1.2 percent improvements in franchise direct costs for the three and six months ended December 31, 2003, respectively, are net of the unfavorable impact of approximately 860 and 780 basis points, respectively, related to foreign currency exchange rate fluctuations.

Corporate and Franchise Support Costs
Corporate and franchise support costs include expenses related to salon operations (field supervision, training and product distribution) and home office administration costs (such as salaries and professional fees). During the second quarter and first half of fiscal year 2004, corporate and franchise support costs increased 15.4 percent to $45.4 million and 15.0 percent to $91.1 million, respectively, as compared to the corresponding periods of the prior fiscal year. As a percent of total revenues, corporate and franchise support costs remained relatively consistent at 9.6 and 9.8 percent during the quarter and six months ended December 31, 2003, respectively, compared to 9.5 and 9.7 percent, respectively, during the corresponding periods of the prior fiscal year. The ten basis point increase for both the quarter and year-to-date as compared to the corresponding periods of the prior fiscal year were primarily due to the timing of corporate advertising expenses.

Interest
Interest expense decreased in the second quarter of fiscal year 2004 to $3.9 million, compared to $5.4 million in the same period of the prior fiscal year, representing 0.8 and 1.3 percent of total revenues in the three months ended December 31, 2003 and 2002, respectively. For the six months ended December 31, 2003, interest expense decreased $2.3 million to $8.2 million, representing a 40 basis point improvement over the corresponding period of the prior fiscal year to 0.9 percent of total revenues. The improvement during fiscal year 2004 stems from the expiration of $55.0 million of pay fixed, receive variable interest rate swaps in the fourth quarter of fiscal year 2003, as well as a lower average outstanding debt balance as a result of reduced acquisition spending during the first six months of fiscal year 2004.

Income Taxes
The Company’s reported effective tax rate improved to 36.5 percent of pre-tax income in the three and six months ended December 31, 2003, compared to 38.3 and 37.9 percent in the second quarter and first six months of the prior fiscal year, respectively. The improvements primarily resulted from tax initiatives, including state income tax planning and international operations.

Effects of Foreign Currency Fluctuations
The primary exchange rate movements that impact the Company’s consolidated revenue growth are the United States dollar as compared to the Canadian dollar, Euro and the British pound, as previously discussed in conjunction with the analysis of revenues. However, the impact of foreign currency fluctuations on revenues is not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses and the Company’s hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” under Item 3). Foreign currency fluctuations composed approximately four of the 17.3 percent total increase in consolidated net income for the second quarter of fiscal year 2004. For the six months ended December 31, 2003, foreign currency fluctuations composed approximately two of the 21.6 percent increase in consolidated net income over the corresponding period of the prior fiscal year.

Effects of Inflation
The Company compensates some of its salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides the Company certain protection against inflationary increases as payroll expense and related benefits (the Company’s major expense components) are variable costs of sales. In addition, the Company may increase pricing in its salons to offset any significant increases in wages. Therefore, the Company does not believe inflation has had a significant impact on the results of operations associated with hourly paid stylists for the remainder of its mall based and strip center salons.

Recent Accounting Pronouncements Recent accounting pronouncements are discussed in Note 2 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The Company’s debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity, improved 430 basis points to 30.6 percent at December 31, 2003 as compared to June 30, 2003. The Company’s principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquisition of salons, purchase inventory and fund other working capital requirements. Customers pay for salon services and merchandise in cash at the time of sale, which reduces the Company’s working capital requirements. Since December 2001, the Company has maintained an investment grade “2” rating with the NAIC, the rating agency that regulates insurance companies in the private placement debt market. The Company does not currently have a public debt rating.

Compared to June 30, 2003, total assets increased $75.4 million in the first half of fiscal year 2003 to $1.2 billion. The increase included $48.8 million associated with the purchases of salons, which was primarily funded by a combination of operating cash flows and debt.

Total shareholders’ equity increased $76.8 million from June 30, 2003 to December 31, 2003. Equity increased primarily as a result of net income, increased accumulated other comprehensive income due to translation adjustments as the result of the strengthening of foreign currencies that underlie the Company’s investments in those markets and increased additional paid-in capital resulting primarily from the exercise of stock options.

Cash Flows

Operating Activities

Net cash provided by operating activities increased in the first half of fiscal year 2004 to $115.9 million. The cash flows from operating activities in the first half of fiscal year 2004 were primarily a result of $52.6 million of net income combined with $36.6 million of depreciation and amortization and a $14.9 million increase in accounts payable and accrued expenses. Net cash from operations were higher in the first half of fiscal year 2004 as compared to the corresponding period of the prior fiscal year primarily due to a higher level of inventory purchases during the six months ended December 31, 2002, as well as increased net income and deferred income taxes during the first half of the current fiscal year.

Investing Activities

Net cash used in investing activities of $67.9 million was mainly the result of $34.4 million in capital expenditures and $33.6 million in business and salon acquisitions. The Company constructed 186 new corporate salons in the first half of fiscal year 2004, including 63 SmartStyle salons, 58 Strip Center salons, 19 Regis Salons, 17 MasterCuts salons, 16 international salons and 13 Trade Secret salons, and completed 84 major remodeling projects. Additionally, the Company acquired 129 salons (113 of which were franchise buybacks) during the first half of fiscal year 2004, including 55 Strip Center salons, 49 SmartStyle salons, 12 Trade Secret salons, six international salons, four Regis Salons and three MasterCuts salons.

Financing Activities

Net cash used in financing activities was $23.7 million. The most significant financing activities during the first half of fiscal year 2004 included $11.0 million of net payments on revolving credit facilities and $8.3 million of net payments on long-term debt, partially offset by $7.0 million of proceeds from the issuance of common stock, net of repurchases.

Acquisitions
During the first half of fiscal year 2004, the Company continued its acquisition strategy by acquiring 129 salons, 113 of which were franchise buybacks. The acquisitions were funded primarily by operating cash flow and debt. Since 1994, the Company has added over 7,200 company-owned and franchised salons.

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

Prior to December 31, 2002, the Company became guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $4.3 million at December 31, 2003, terminate at various dates between January 2004 and March 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

Financing
Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first half of fiscal year 2004.

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends
During the first half of fiscal year 2004, the Company paid dividends totaling $2.6 million, or $.06 per share. On January 28, 2004, the Board of Directors of the Company declared a $.04 per share quarterly dividend payable February 25, 2004 to shareholders of record on February 11, 2004.

Share Repurchase Program
In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2003, 1.4 million shares have been repurchased for $34.2 million, including $3.4 million in the six months ended December 31, 2003. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

Outlook

For a discussion of the Company’s near-term expectations, please refer to the Investor Information section of the Company’s website at www.regiscorp.com.

Long-term Expectations

The Company’s growth strategy consists of two primary building blocks. The Company focuses on a combination of organic and acquisition growth as a key component to achieving long-term performance objectives of 10 to 14 percent revenue and earnings growth.

Organic growth is achieved through the combination of new salon construction and same-store sales increases. Each year, the Company anticipates building several hundred corporate salons. Franchisees are expected to open several hundred salons as well. Older, unprofitable salons will be closed throughout the fiscal year. The Company’s long-term outlook for consolidated same-store sales is in the two to four percent range.

Historically, acquisitions have varied in size from as small as one salon to over one-thousand salons. The Company anticipates adding several hundred corporate salons each year from acquisitions.

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

The Company is currently looking at the possibility of acquiring and building beauty schools. The beauty school business is highly profitable, and the fact that the Company could place its graduates in its various salon concepts may provide the Company with another competitive advantage.

Maintaining financial flexibility is a key element in continuing the Company’s successful growth. With strong operating cash flow and an investment grade rating, the Company is confident that it will be able to financially support its growth.

Risk Factors

Impact of Inflation

The impact of inflation on results of operations has not been significant. The Company does not expect inflation to have a significant impact on its ability to achieve its long-term growth targets.

Impact of Seasonality

The Company’s business is not subject to substantial seasonal variations in demand. However, the timing of Easter may cause a quarterly variation in the second and third quarters. Historically, the Company’s revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenues associated with its corporate salons, as well as the Company’s franchise revenues, are of a replenishment nature. The Company estimates that customer visitation patterns are generally consistent throughout the year.

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies may have an impact on the Company’s business. However, the replenishment nature of the Company’s business, as well as the fact that its various concepts span across all levels of consumer objectives, mitigates the impact that changes in economic conditions may have on the Company’s business.

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

Changes in foreign currency exchange rates may have an impact on the Company’s reported results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, the Company does not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from the Company’s international operations. For the six months ended December 31, 2003, operations denominated in currencies other than the United States dollar represented approximately 19 percent of consolidated net income.

Impact of Changes in Manufacturers’ Choice of Distribution Channels

The retail products sold by the Company are carried exclusively by professional salons. Should the various product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue and margin earned from product sales. However, additional emphasis on the Company’s private label products would help to mitigate this effect.

Impact of Changes in Securities Laws and Regulations

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of the Company’s corporate governance and securities disclosure or compliance practices. The Company is presently preparing for its required compliance on June 30, 2004 with Section 404 of the Sarbanes-Oxley Act of 2002, and management’s assertions concerning financial reporting controls. This process is costly and involves significant interpretation of proposed requirements recently circulated by the Public Company Accounting Oversight Board (PCAOB). While the Company believes it can ultimately comply with the new legislated requirements associated with being a registrant with the Securities and Exchange Commission, the fact that final rules have yet to be issued, coupled with the rapidly approaching June 30, 2004 date, both present challenge and risk.

The Sarbanes-Oxley Act of 2002 also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and the New York Stock Exchange has approved revisions to its requirements for listed companies. The Company expects these developments to increase its compliance costs. These developments could possibly make it more difficult and more expensive to obtain director and officer liability insurance, and the Company may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for the Company to attract and retain qualified members of its board of directors, or qualified executive officers. The Company is presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs which may be incurred as a result.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION
REFORM ACT OF 1995
This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003.

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

Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of December 31, 2003, the Company had $11.8 million of floating and $270.2 of fixed rate debt outstanding. As of June 30, 2003, the Company had $22.8 million of floating and $279.0 million of fixed rate debt outstanding. In addition, the Company has entered into the following financial instruments:

Interest Rate Swap Contracts:
  (Pay fixed rates, receive variable rates)
The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at December 31 and June 30, 2003, and an aggregate $66.8 million at December 31, 2002. These cash flow hedges are recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

Additionally, when interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Income Statement, as amounts are transferred out of other comprehensive income to earnings at each interest payment date.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow swap(s) was $0.4 and $1.8 million at December 31, 2003 and 2002, respectively. The following table depicts the hedging activity in the accumulated other comprehensive income account related to the cash flow swap(s) for the three and six months ended December 31, 2003 and 2002.

	For the Periods Ended December 31,
	Three Months		Six Months
	(Dollars in thousands)
	2003	2002	2003	2002
Tax-effected gain (loss) on cash flow hedge(s) recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$96	$555	$194	$1,094
Unrealized net loss from changes in fair value of cash flow swap(s)	(35)	(88)	(88)	(555)

	$61	$467	$106	$539

During fiscal year 2003, the $11.8 million interest rate swap was redesignated from a hedge of variable rate operating lease obligations to a hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease. As a result, a reduction was made to interest expense of approximately $0.1 and $0.2 million during the second quarter and first half of fiscal year 2004, respectively, related to the ineffective portion of this swap.

(Pay variable rates, receive fixed rates)
The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $81.0 and $88.5 million notional amount at December 31 and June 30, 2003, respectively, with maturation dates between July 2004 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009. During the first half of fiscal year 2004, approximately $0.1 million of the deferred gain was amortized against interest expense, respectively, resulting in a remaining deferred gain of $1.3 million in long-term debt at December 31, 2003.

The Company’s fair value swaps are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $4.4 and $7.1 million at December 31 and June 30, 2003, respectively. No hedge ineffectiveness occurred during the first quarter of fiscal year 2004 or 2003. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:
The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of December 31, 2003, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:
The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately eight and nine percent of the Company’s net investments in foreign operations at December 31 and June 30, 2003.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. At December 31 and June 30, 2003, the Company’s net investment in this derivative financial instrument was in a $9.5 and $6.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. For the quarters ended December 31, 2003 and 2002, $1.7 and $1.2 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively. For the six months ended December 31, 2003 and 2002, $2.3 and $0.9 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2003 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to this information during the six months ended December 31, 2003.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended December 31, 2003. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended December 31, 2003:

Form 8-K dated October 7, 2003 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and fiscal first quarter ended September 30, 2003.

Form 8-K dated October 28, 2003 related to the announcement of the Company’s financial results for its fiscal first quarter ended September 30, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 12, 2004	By: /s/ Randy L. Pearce Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer