Form 10-Q
period 2004-03-31
REGIS CORP
filed 2004-05-12
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2004:

Common Stock, $.05 par value	44,263,886

Class	Number of Shares

REGIS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of March 31, 2004 and June 30, 2003
(Dollars in thousands, except par value)

	March 31, 2004	June 30, 2003
ASSETS
Current assets:
Cash	$94,241	$59,680
Receivables, net	34,967	31,947
Inventories	160,932	156,827
Deferred income taxes	15,877	18,469
Other current assets	13,015	12,737

Total current assets	319,032	279,660
Property and equipment, net	372,482	356,725
Goodwill	422,558	372,618
Other intangibles, net	69,020	64,498
Other assets	40,453	39,454

Total assets	$1,223,545	$1,112,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$19,296	$21,123
Accounts payable	56,128	56,175
Accrued expenses	133,102	121,767

Total current liabilities	208,526	199,065
Long-term debt, less current portion	266,375	280,634
Other noncurrent liabilities	82,298	70,452

Total liabilities	557,199	550,151

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at March 31, 2004 and June 30, 2003
Common stock, $.05 par value; issued and outstanding 44,320,348 and 43,527,244 common shares at March 31, 2004 and June 30, 2003, respectively	2,216	2,176
Additional paid-in capital	220,634	207,650
Accumulated other comprehensive income	44,523	27,789
Retained earnings	398,973	325,189

Total shareholders’ equity	666,346	562,804

Total liabilities and shareholders’ equity	$1,223,545	$1,112,955

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended March 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
Revenues:
Company-owned salons:
Service	$318,297	$281,772
Product	136,627	115,176

	454,924	396,948

Franchise revenues:
Royalties and fees	18,395	17,176
Product sales	8,054	8,191

	26,449	25,367

Total revenues	481,373	422,315

Operating expenses:
Company-owned salons:
Cost of service	182,093	159,096
Cost of product	68,940	57,627
Direct salon	41,981	35,706
Rent	66,394	59,318
Depreciation	15,574	13,899

	374,982	325,646
Franchise direct costs, including product and equipment	15,026	14,408
Corporate and franchise support costs	44,396	40,795
Depreciation and amortization	2,975	2,850

Total operating expenses	437,379	383,699

Operating income	43,994	38,616
Other income (expense):
Interest	(4,824)	(5,180)
Other, net	452	172

Income before income taxes	39,622	33,608
Income taxes	(14,068)	(12,717)

Net income	$25,554	$20,891

Net income per share:
Basic	$.58	$.48

Diluted	$.55	$.46

Cash dividends declared per common share	$.04	$.03

Weighted average common and common equivalent shares outstanding:
Basic	44,241	43,335

Diluted	46,367	45,204

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the nine months ended March 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
Revenues:
Company-owned salons:
Service	$927,879	$815,536
Product	407,552	343,409

	1,335,431	1,158,945

Franchise revenues:
Royalties and fees	54,884	51,574
Product sales	24,231	25,778

	79,115	77,352

Total revenues	1,414,546	1,236,297

Operating expenses:
Company-owned salons:
Cost of service	524,075	459,407
Cost of product	207,942	170,902
Direct salon	119,682	105,496
Rent	194,212	170,020
Depreciation	45,465	39,655

	1,091,376	945,480
Franchise direct costs, including product and equipment	43,875	43,617
Corporate and franchise support costs	135,504	120,010
Depreciation and amortization	9,383	8,991

Total operating expenses	1,280,138	1,118,098

Operating income	134,408	118,199
Other income (expense):
Interest	(13,043)	(15,704)
Other, net	1,123	847

Income before income taxes	122,488	103,342
Income taxes	(44,314)	(39,161)

Net income	$78,174	$64,181

Net income per share:
Basic	$1.78	$1.48

Diluted	$1.70	$1.42

Cash dividends declared per common share	$.10	$.09

Weighted average common and common equivalent shares outstanding:
Basic	43,920	43,271

Diluted	46,036	45,232

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the nine months ended March 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$78,174	$64,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,729	46,407
Amortization	2,574	2,698
Deferred income taxes	5,601	(387)
Other	1,773	565
Changes in operating assets and liabilities:
Receivables	(626)	(4,535)
Inventories	(832)	(32,155)
Other current assets	491	3,380
Other assets	(2,347)	(7,023)
Accounts payable	3,690	3,178
Accrued expenses	16,688	30,985
Other noncurrent liabilities	6,676	4,310

Net cash provided by operating activities	164,591	111,604

Cash flows from investing activities:
Capital expenditures	(52,356)	(49,561)
Proceeds from sale of assets	81	839
Purchases of salon net assets, net of cash acquired	(52,494)	(55,857)

Net cash used in investing activities	(104,769)	(104,579)

Cash flows from financing activities:
Borrowings on revolving credit facilities	396,975	636,030
Payments on revolving credit facilities	(407,950)	(633,930)
Proceeds from issuance of long-term debt	12,196
Repayment of long-term debt	(22,685)	(8,673)
Other, primarily decrease in negative book cash balances	(8,897)	(3,539)
Dividends paid	(4,400)	(3,900)
Repurchase of common stock	(8,200)	(21,694)
Proceeds from issuance of common stock	14,746	3,326

Net cash used in financing activities	(28,215)	(32,380)

Effect of exchange rate changes on cash	2,954	356

Increase (decrease) in cash	34,561	(24,999)
Cash:
Beginning of period	59,680	87,103

End of period	$94,241	$62,104

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of March 31, 2004 and for the three and nine months ended March 31, 2004 and 2003, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly present the consolidated financial position of the Company as of March 31, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2003 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and other documents filed with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three and nine month periods ended March 31, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 20, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of fiscal year 2004, goodwill was tested for impairment in this manner. The estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

Stock Options:

At March 31, 2004, the Company has two stock-based employee compensation plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 9 to the Company’s fiscal year 2003 Annual Report on Form 10-K. The Company accounts for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applies Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

If compensation for employee stock options had been determined based on FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the three and nine months ended March 31, 2004 and 2003 would have been as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	(Dollars in thousands, except per share amounts)
	2004	2003	2004	2003
Net income, as reported	$25,554	$20,891	$78,174	$64,181
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(2,005)	(1,404)	(5,304)	(4,242)

Net income, pro forma	$23,549	$19,487	$72,870	$59,939

Earnings per share:
Basic – as reported	$.58	$.48	$1.78	$1.48

Basic – pro forma	$.53	$.45	$1.66	$1.39

Diluted – as reported	$.55	$.46	$1.70	$1.42

Diluted – pro forma	$.51	$.44	$1.60	$1.35

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The fair value of options granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following key weighted average assumptions:

	2004	2003
Risk-free interest rate	3.48%	2.92%
Expected life in years	7.00	6.96
Expected volatility	41.05%	42.43%
Expected dividend yield	0.31%	0.46%

On May 4, 2004, the Company’s Board of Directors elected to adopt the fair value recognition provisions during the quarter ending June 30, 2004, with a retroactive effective date of July 1, 2003 (the beginning of the current fiscal year). Under the prospective method of adoption selected by the Company, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2004 compensation expense is less than it would have been had the recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions will continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions will not have a material impact on the Company’s fiscal year 2004 Consolidated Statement of Operations, and management estimates that, provided there are no significant changes to the key weighted average assumptions, the adoption will increase compensation expense in fiscal year 2005 by approximately $1.7 million.

2.	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 132 (R), a revision of FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132 (R) increases the existing GAAP disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. It also requires the segregation of plan assets by category, such as debt, equity and real estate, and the disclosure of certain expected rates of return and other informational disclosures. This Statement is effective for annual financial statements for fiscal years ending after December 15, 2003, which is the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Additionally, Statement 132 (R) requires the disclosure of various elements of pension and postretirement benefit costs in interim financial statements for quarters beginning after December 15, 2003 (the Company’s current fiscal quarter ending March 31, 2004). The adoption of FAS 132 (R) did not have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In December 2003, the FASB issued a revised FIN 46 (referred to as FIN 46(R)) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Among these exemptions, FIN 46(R) provides a scope exception for an entity that is deemed to be a business, but also lists four conditions which, if present, disallow companies from applying this scope exception. FIN 46(R) was effective for VIEs that are commonly referred to as special-purpose entities for the Company’s quarter ending December 31, 2003 and for all other types of VIEs for the Company’s quarter ending March 31, 2004 (the current fiscal quarter).

Effective December 31, 2003, the Company adopted FIN 46(R). The Company does not have any relationships with special-purpose entities. Therefore, the adoption of FIN 46(R) had no impact on the Company’s Condensed Consolidated Financial Statements as of and for the three and six month periods ended December 31, 2003. Additionally, the majority of the Company’s franchise entities are not within the scope of this Interpretation, as they are businesses as defined by FIN 46(R). Although the Company generally does not provide financial support to the franchisee in its typical franchise relationship, the Company has financing agreements with a very limited number of franchisees. With respect to such cases, the Company completed its evaluation as of March 31, 2004, and the adoption of FIN 46(R) did not have a material effect on its Condensed Consolidated Financial Statements.

Effective July 1, 2003, the Company adopted the provisions of FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The initial adoption of these Statements did not have a material impact on the Condensed Consolidated Financial Statements.

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The Company recorded an increase in additional paid-in capital of $13.0 million during the first nine months of fiscal year 2004. This increase is comprised of increases of $14.8 million primarily related to the exercise of stock options, $6.1 million related to the tax benefit realized upon exercise of stock options and $0.3 million related to stock issued in conjunction with the Company’s franchise stock incentive plan, partially offset by $8.2 million related to shares repurchased under the Company’s stock repurchase program.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2004 and 2003 were as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	(Dollars in thousands)
	2004	2003	2004	2003
Net income	$25,554	$20,891	$78,174	$64,181
Other comprehensive income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	26	518	132	1,057
Change in cumulative foreign currency translation	2,811	5,905	16,602	8,732

Total comprehensive income	$28,391	$27,314	$94,908	$73,970

4.	NET INCOME PER SHARE:

Stock options covering 353,590 and 341,633 shares for the three and nine months ended March 31, 2003, respectively, were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive. There were no anti-dilutive shares during the three and nine months ended March 31, 2004.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	44,241,135	43,334,863	43,920,207	43,271,325
Effect of dilutive securities:
Dilutive effect of stock options	2,126,090	1,621,817	2,092,267	1,800,419
Contingent shares issuable under contingent stock agreements		247,483	23,429	160,278

Weighted average shares for diluted earnings per share	46,367,225	45,204,163	46,035,903	45,232,022

5.	TRANSACTION AND RESTRUCTURING LIABILITIES:

As of June 30, 2003, the Company’s restructuring liability related to the October 31, 1999 merger with Supercuts UK totaled approximately $437,000. During the first nine months of fiscal year 2004, such liabilities were reduced by cash payments of $257,000 and increased by $33,000 related to translation rates, resulting in a balance of $213,000 at March 31, 2004. This remaining amount will be satisfied through periodic contractual payments ending in June 2004.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

6.	SEGMENT INFORMATION:

The Company operates or franchises 7,880 North American salons (located in the United States and Canada) and 2,006 international salons. The Company operates its North American operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic, retail shopping locations and the individual salons generally display similar economic characteristics. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its North American and international operations as two reportable operating segments.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table for the periods ended March 31, 2004 and 2003:

	For the Periods Ended March 31,
	Three Months		Nine Months
	(Dollars in thousands)
	2004	2003	2004	2003
Total revenues:
North America	$429,386	$377,847	$1,267,261	$1,115,829
International	51,987	44,468	147,285	120,468

Total	$481,373	$422,315	$1,414,546	$1,236,297

Income before income taxes:
North America	$39,621	$35,653	$119,579	$107,541
International	4,373	2,963	14,829	10,658
Corporate*	(4,372)	(5,008)	(11,920)	(14,857)

Total	$39,622	$33,608	$122,488	$103,342

* primarily net interest expense

7.	ACQUISITIONS:

During the nine month periods ended March 31, 2004 and 2003, the Company made numerous acquisitions. These acquisitions have been recorded using the purchase method of accounting. Accordingly, the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2004 and 2003, and the allocation of the purchase prices, were as follows:

	Nine Months Ended
	March 31,
	(Dollars in thousands)
	2004	2003
Components of aggregate purchase prices:
Cash	$52,494	$55,857
Stock	—	19,002
Liabilities assumed or payable	1,592	5,151

	$54,086	$80,010

Allocation of the purchase price:
Net tangible assets acquired	$8,531	$8,430
Identifiable intangible assets	3,425	3,423
Goodwill	42,130	68,157

	$54,086	$80,010

In certain acquisitions, the Company has guaranteed that the stock issued will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. As of March 31, 2004, all such stock price guarantees have been met and the Company has no contingently issuable shares.

REVIEW REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2004 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2004 and 2003 and of cash flows for the nine months ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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
April 20, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

Regis Corporation (the Company), based in Minneapolis, Minnesota, is the world’s largest owner, operator and franchisor of hair and retail product salons. The Company’s worldwide operations include 9,886 North American and international salons at March 31, 2004. Each of the Company’s concepts has generally similar products and services. The Company is organized to manage its operations based on geographical location. The Company’s North American operations includes 7,880 salons, including 2,319 franchised salons, operating in the United States and Canada primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. The Company’s international operations include 2,006 salons, including 1,581 franchised salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain.

Third quarter fiscal year 2004 revenues grew to a record $481.4 million, including franchise revenues of $26.4 million, a 14.0 percent increase over the third quarter of the prior fiscal year. Revenues for the first nine months of fiscal year 2004 grew to a record $1.4 billion, including franchise revenues of $79.1 million, a 14.4 percent increase over the first nine months of the prior fiscal year.

Operating income in the third quarter of fiscal year 2004 increased to $44.0 million, a 13.9 percent increase over the corresponding period of the prior fiscal year. During the first nine months of fiscal year 2004, operating income increased 13.7 percent over the corresponding period of the prior fiscal year to $134.4 million.

Compared to the corresponding period of the prior fiscal year, net income in the third quarter of fiscal year 2004 increased 22.3 percent to a record $25.6 million and diluted earnings per share increased 19.6 percent to $0.55 per diluted share. Compared to the first nine months of the prior fiscal year, net income in the first nine months of fiscal year 2004 increased 21.8 percent to a record $78.2 million and diluted earnings per share increased 19.7 percent to $1.70 per diluted share.

For matters that could contribute significant variability in the Company’s earnings and cash flows, refer to the Investor Information section of the Company’s web site at www.regiscorp.com, and to the discussion set forth under the captions Outlook and Risks, included on pages 28 through 31 herein.

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from the Company’s Condensed Consolidated Statements of Operations expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2004	2003	2004	2003
Company-owned service revenues (1)	70.0%	71.0%	69.5%	70.4%
Company-owned product revenues (1)	30.0	29.0	30.5	29.6
Franchise revenues	5.5	6.0	5.6	6.3
Company-owned operations:
Profit margins on service (2)	42.8	43.5	43.5	43.7
Profit margins on product (3)	49.5	50.0	49.0	50.2
Direct salon expenses (1)	9.2	9.0	9.0	9.1
Rent (1)	14.6	14.9	14.5	14.7
Depreciation (1)	3.4	3.5	3.4	3.4
Franchise direct costs, including product and equipment (4)	56.8	56.8	55.5	56.4
Corporate and franchise support costs	9.2	9.7	9.6	9.7
Depreciation and amortization	0.6	0.7	0.7	0.7
Operating income	9.1	9.1	9.5	9.6
Income before income taxes	8.2	8.0	8.7	8.4
Net income	5.3	4.9	5.5	5.2

(1) Computed as a percent of company-owned revenues.

(2) Computed as a percent of company-owned service revenues.

(3) Computed as a percent of company-owned product revenues.

(4) Computed as a percent of franchise revenues.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Condensed Consolidated Financial Statements, management is required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Condensed Consolidated Financial Statements. Management bases these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Changes in these estimates could have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

RESULTS OF OPERATIONS

Revenues

For the third quarter of fiscal year 2004, consolidated revenues, which include revenues of company-owned salons, royalties, franchise fees and product and equipment sales to franchisees, increased 14.0 percent to a record $481.4 million. For the first nine months of fiscal year 2004, consolidated revenues increased 14.4 percent to a record $1.4 billion as compared to the corresponding period of the prior fiscal year. The following chart details the Company’s consolidated revenues by concept:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2004	2003	2004	2003
Revenues:
North America:
Regis Salons	$122,325	$110,095	$361,416	$320,925
MasterCuts	43,630	42,907	130,847	127,838
Trade Secret*	58,867	50,870	182,858	156,186
SmartStyle	77,344	58,544	215,755	165,815
Strip Center Salons*	127,220	115,431	376,385	345,065

Total North America	429,386	377,847	1,267,261	1,115,829
International*	51,987	44,468	147,285	120,468

Consolidated revenues	$481,373	$422,315	$1,414,546	$1,236,297

Percent change from prior year	14.0%	16.8%	14.4%	15.6%

*	Includes aggregate franchise revenues of $26.4 and $25.4 million for the three months ended March 31, 2004 and 2003, respectively, and $79.1 and $77.4 million for the nine months ended March 31, 2004 and 2003, respectively.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for salons which were open on that specific day of the week during the corresponding prior period. Quarterly or year-to-date same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 14.0 and 14.4 percent increases in consolidated revenues in the quarter and nine months ended March 31, 2004, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2004
Factor	Three Months	Nine Months
Acquisitions (previous twelve months)	5.7%	7.4%
Organic growth	6.9	6.4
Foreign currency	2.0	1.7
Franchise revenues	—	(0.2)
Closed salons	(0.6)	(0.9)

	14.0%	14.4%

The Company acquired 338 company-owned salons during the twelve months ended March 31, 2004. The organic growth stemmed from the Company’s construction of 413 new company-owned salons during the past twelve months, as well as consolidated same-store sales increases of 2.8 and 2.7 percent during the third quarter and first nine months of fiscal year 2004, respectively, compared to a decrease of 0.7 percent and an increase of 0.6 percent, respectively, during the corresponding periods of the prior fiscal year. The foreign currency impact was driven by the weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current period and the corresponding period of the prior fiscal year.

North American Revenues. Total North American revenues were $429.4 and $377.8 million in the third quarter of fiscal years 2004 and 2003, respectively. For the nine months ended March 31, 2004 and 2003, total North American revenues were $1.3 and $1.1 billion, respectively. The 13.6 percent increases for the three and nine months ended March 31, 2004, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2004
Factor	Three Months	Nine Months
Acquisitions (previous twelve months)	6.1%	6.9%
Organic growth	7.2	6.7
Foreign currency	0.5	0.6
Franchise revenues	0.2	0.1
Closed salons	(0.4)	(0.7)

	13.6%	13.6%

The Company acquired 311 company-owned North American salons during the twelve months ended March 31, 2004. The organic growth stemmed from the Company’s construction of 396 new company-owned salons in North America during the past twelve months, as well as North American same-store sales increases of 2.5 and 2.4 percent during the third quarter and first nine months of fiscal year 2004, respectively, compared to a decrease of 1.3 percent and an increase of 0.2 percent, respectively, during the corresponding periods of the prior fiscal year. Same-store sales increases achieved during fiscal year 2004 were driven primarily by strong product sales, as well as a shift towards higher priced services, such as colorings. The foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

International Revenues. Total international revenues were $52.0 and $44.5 million in the third quarter of fiscal years 2004 and 2003, respectively. Total international revenues were $147.3 and $120.5 million in the first nine months of fiscal years 2004 and 2003, respectively. The 16.9 and 22.3 percent increases in the third quarter and first nine months of fiscal year 2004, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2004
Factor	Three Months	Nine Months
Acquisitions (previous twelve months)	2.5%	12.1%
Organic growth	4.3	3.1
Foreign currency	14.7	11.9
Franchise revenues	(2.6)	(3.2)
Closed salons	(2.0)	(1.6)

	16.9%	22.3%

The Company acquired 27 company-owned international salons during the twelve months ended March 31, 2004. The foreign currency impact was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates. The organic growth stemmed from the Company’s construction of 17 new company-owned salons in the United Kingdom during the past twelve months, as well as international same-store sales increases of 5.7 and 5.6 percent during the third quarter and first nine months of fiscal year 2004, respectively. International same-store sales increased 6.3 and 6.1 percent during the third quarter and first nine months of the prior fiscal year, respectively. Same-store service sales were lower than in the prior fiscal year as the service business continues to be impacted by the economy and a lengthening of hairstyles. International same-store product sales increased 36.2 percent for the three and nine months ended March 31, 2004, benefiting from the Company’s continuing improvement in assessing the merchandising demands of its international customers. International franchise revenues decreased primarily due to 153 fewer international franchise salons being open at March 31, 2004 as compared to March 31, 2003.

Consolidated Revenues. North American and international revenues are comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. Fluctuations in these three revenue categories were as follows:

Service Revenues. Service revenues were $318.3 and $281.8 million in the third quarter of fiscal years 2004 and 2003, respectively. During the first nine months of fiscal years 2004 and 2003, service revenues were $927.9 and $815.5 million, respectively. The increases of 13.0 and 13.8 percent in the three and nine months ended March 31, 2004, respectively, were driven by acquisitions and organic growth. Consolidated same-store service sales increased 1.0 and 0.5 percent during the quarter and nine months ended March 31, 2004, respectively, compared to a decrease of 1.2 percent and an increase 0.2 percent, respectively, in the corresponding periods of the prior fiscal year. Fiscal year 2004 same-store service sales continue to be modest due to decreased mall traffic and a slight lengthening of customer visitation patterns stemming from a weak economy and a fashion trend towards longer hairstyles.

Product Revenues. Product revenues were $136.6 and $115.2 million in the third quarter of fiscal years 2004 and 2003, respectively. Product revenues were $407.6 and $343.4 million in the first nine months of fiscal years 2004 and 2003, respectively. The increases of 18.6 and 18.7 percent in the three and nine months ended March 31, 2004, respectively, demonstrate the Company’s strength in merchandising professional salon products. Compared to the corresponding periods of the prior fiscal year, product revenues as a percent of total company-owned revenues increased 100 basis points to 30.0 percent in the third quarter and 90 basis points to 30.5 percent in the first nine months of fiscal year 2004. The increase in product revenues as a percent of total revenues is due to strong same-store product sales, coupled with modest same-store service sales growth, as discussed above. During the third quarter of fiscal year 2004, consolidated same-store product sales increased 7.0 percent, compared to 0.4 percent in the corresponding quarter of the prior fiscal year. During the first nine months of fiscal year 2004 and 2003, consolidated same-store product sales increased 7.9 and 1.7 percent, respectively. Same-store product sales increases were higher than in the corresponding periods of the prior fiscal year primarily due to continual improvement in the Company’s merchandising execution, with emphasis placed on management of promotional buying and new product lines. The Company’s merchandising strategy recognizes and stresses the importance of product education and communication with the salons. In addition, the sale of beauty tools, such as flat irons, was a strong contributor to the increased same-store product sales, particularly in Trade Secret and the international salons.

Franchise Revenues. Total franchise revenues, which include royalties, franchise fees and product and equipment sales made by the Company to franchisees were $26.4 and $25.4 million in the third quarter of fiscal years 2004 and 2003, respectively, and $79.1 and $77.4 million in the nine months ended March 31, 2004 and 2003, respectively. North American franchise revenues represented 63.0 and 61.9 percent of total franchise revenues in the third quarter of fiscal year 2004 and 2003, respectively. During the first nine months of fiscal years 2004 and 2003, North American franchise revenues represented 63.5 and 62.9 percent of total franchise revenues, respectively. The increases in consolidated franchise revenues for both the quarter and year-to-date were due to favorable foreign currency fluctuations, which caused franchise revenues to increase 5.6 and 5.9 percent in the three and nine months ended March 31, 2004, respectively. Exclusive of these favorable currency fluctuations, consolidated franchise revenues decreased 1.3 and 3.6 percent for the three and nine months ended March 31, 2004, respectively, primarily due to the Company’s purchase of 199 franchised salons during the first nine months of fiscal year 2004, 86 of which were acquired during the third quarter. Total franchised salons open at March 31, 2004 and 2003 were 3,900 and 3,948, respectively. There were 1,581 and 1,734 international franchise salons open at March 31, 2004 and 2003, respectively.

Royalties increased $1.9 million, or 12.1 percent, in the third quarter of fiscal year 2004 to $17.6 million. For the nine months ended March 31, 2004, royalties increased $5.6 million, or 12.0 percent, to $52.4 million, as compared to the corresponding period of the prior fiscal year. Approximately 70 percent of the increase for both the quarter and year-to-date was primarily related to increases in reported royalties from the Company’s European franchise operations, with the remaining increase related to royalties from strip center salon franchise operations acquired in May 2003. Approximately seven of the 12.1 percent increase and eight of the 12.0 percent increase for the three and nine months ended March 31, 2004, respectively, were due to favorable fluctuations in the foreign currency exchange rate.

Franchise fees decreased $0.7 and $2.3 million in the three and nine months ended March 31, 2004, respectively, to $0.8 million for the third quarter and $2.5 million for the year-to-date, as compared to the corresponding periods of the prior fiscal year. These decreases of 47.3 and 48.3 percent for the quarter and year-to-date of fiscal year 2004, respectively, were primarily due to the timing of franchise development, particularly with regard to the international franchise salons. There were 49 new international franchise salons opened during the first nine months of fiscal year 2004, compared to 95 openings in the corresponding period of the prior fiscal year. The 47.3 and 48.3 percent decreases in franchise fees for the three and nine months ended March 31, 2004, respectively, are net of the favorable impact of approximately one percent for the three and nine month periods related to foreign currency exchange rate fluctuations.

Sales of product and equipment to franchise salons decreased $0.1 million, or 1.7 percent, to $8.1 million in the three months ended March 31, 2004 as compared to the third quarter of the prior fiscal year. Sales of product and equipment to franchise salons decreased $1.5 million, or 6.0 percent, to $24.2 million in the nine months ended March 31, 2004 as compared to the corresponding period of the prior fiscal year. The decreases in franchise product revenues are net of the favorable impact of approximately three and four percent for the three and nine months ended March 31, 2004, respectively, related to foreign currency exchange rate fluctuations. The decrease in franchise product revenues was primarily due to the Company’s purchase of 199 franchise salons during the first nine months of fiscal year 2004, 86 of which were acquired during the third quarter. Therefore, the franchise product revenues contributed by these salons were replaced by company-owned product revenues. Further, lower international salon counts as compared to the corresponding periods of the prior fiscal year and a reduction in the prices of product sold to international franchisees contributed to the decrease in franchise product revenues.

Cost of Revenue

The Company’s cost of revenues primarily includes labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting consolidated gross margin percentage for the third quarter of fiscal year 2004 was 44.8 percent of company-owned revenues, compared to 45.4 percent in the third quarter of the prior fiscal year. The gross margin for the nine months ended March 31, 2004 and 2003 was 45.2 and 45.6 percent of company-owned revenues, respectively.

As a percent of company-owned service revenues, service margins were 70 and 20 basis points lower in the three and nine months ended March 31, 2004, respectively, as compared to the corresponding periods of the prior fiscal year. The decrease in service margins was primarily related to an increase in credit card processing fees and state unemployment taxes during the third quarter of fiscal year 2004.

Product margins for the third quarter of fiscal year 2004, as a percent of company-owned product revenues, were 49.5 percent, compared to 50.0 percent in the corresponding period of the prior fiscal year. For the nine months ended March 31, 2004 and 2003, product margins were 49.0 and 50.2 percent of company-owned product revenues. The decrease in product margins was primarily due to the timing of adjustments to the Company’s cost of goods usage percentage and a favorable book-to-physical inventory adjustment recorded during the prior fiscal year.

Direct Salon

This expense category includes direct costs associated with salon operations such as salon advertising, workers’ compensation, insurance, utilities and janitorial costs. Direct salon expenses were $42.0 and $119.7 million in the third quarter and first nine months of fiscal year 2004, respectively, compared to $35.7 and $105.5 million, respectively, in the corresponding periods of the prior fiscal year. As a percent of company-owned revenues, direct salon expenses increased 20 basis points to 9.2 percent of company-owned revenues during the third quarter and improved ten basis points to 9.0 percent for the nine months ended March 31, 2004, as compared to the corresponding periods of the prior fiscal year. The 20 basis point increase for the quarter was primarily due to increased direct salon advertising expenses stemming from the timing of a direct mail campaign. A corresponding decrease occurred in advertising expenses within corporate and franchise support costs.

Rent

Rent expense, which includes base and percentage rent, common area maintenance costs and real estate taxes were $66.4 and $59.3 million in the third quarter of fiscal years 2004 and 2003, respectively. During the nine month periods ended March 31, 2004 and 2003, rent expense was $194.2 and $170.0 million, respectively. As a percent of company-owned revenues, rent expense improved 30 basis points to 14.6 percent and 20 basis points to 14.5 percent in the quarter and year-to-date, respectively. These improvements were primarily due to same-store sales increasing in greater magnitude than the fixed cost components of rent expense.

Franchise Direct Costs, Including Product and Equipment

Franchise direct costs include all direct costs related to franchise salons, such as the cost of products and equipment sold to franchisees and direct costs incurred to support franchising activities. During the third quarter of fiscal year 2004, franchise direct costs increased $0.6 million to $15.0 million, while remaining consistent at 56.8 percent of franchise revenues, compared to the corresponding period of the prior fiscal year. During the nine months ended March 31, 2004, franchise direct costs increased $0.3 million to $43.9 million, representing a 90 basis point improvement to 55.5 percent of franchise revenues. The basis point improvement was primarily related to cost efficiencies realized as a result of the back-office integration associated with the Company’s European franchise operations. The 4.3 and 0.6 percent increases in franchise direct costs for the three and nine months ended March 31, 2004, respectively, include the unfavorable impact of approximately 750 and 770 basis points, respectively, related to foreign currency exchange rate fluctuations.

Corporate and Franchise Support Costs

Corporate and franchise support costs include expenses related to salon operations (field supervision, salon training and promotions, and product distribution) and home office administration costs (such as salaries and professional fees). During the third quarter and first nine months of fiscal year 2004, corporate and franchise support costs increased 8.8 percent to $44.4 million and 12.9 percent to $135.5 million, respectively, as compared to the corresponding periods of the prior fiscal year. As a percent of total revenues, corporate and franchise support costs improved 50 basis points to 9.2 percent during the quarter and ten basis points to 9.6 percent during the nine months ended March 31, 2004, compared to the corresponding periods of the prior fiscal year. The basis point improvements for both the quarter and year-to-date were primarily due to lower corporate advertising expenses, primarily stemming from reduced expenditures on marketing collateral material. As discussed above, there was a corresponding increase in direct salon advertising expenses. Additionally, same-store sales increased in greater magnitude than certain fixed cost components of corporate and franchise support costs, which contributed to the improvement in this cost category as a percent of revenues.

Interest

Interest expense decreased in the third quarter of fiscal year 2004 to $4.8 million, compared to $5.2 million in the same period of the prior fiscal year, representing 1.0 and 1.2 percent of total revenues in the three months ended March 31, 2004 and 2003, respectively. For the nine months ended March 31, 2004, interest expense decreased $2.7 million to $13.0 million, representing a 40 basis point improvement over the corresponding period of the prior fiscal year to 0.9 percent of total revenues. The improvement during fiscal year 2004 stems from the Company’s strong cash flow and a lower average outstanding debt balance as a result of reduced acquisition spending during the first nine months of fiscal year 2004. In addition, the expiration of $55.0 million of pay fixed, receive variable interest rate swaps in the fourth quarter of fiscal year 2003 contributed to the improvement.

Income Taxes

The Company’s reported effective tax rate for the third quarter of fiscal year 2004 improved to 35.5 percent of pre-tax income, as compared to 37.8 percent for the third quarter of the prior fiscal year. During the nine months ended March 31, 2004 and 2003, the Company’s reported effective tax rate was 36.2 and 37.9 percent, respectively. The improvement in rates stems primarily from the continuing impact of improving international operations in lower tax jurisdictions.

Effects of Foreign Currency Fluctuations

The primary exchange rate movements that impact the Company’s consolidated revenue growth are the United States dollar as compared to the Canadian dollar, Euro and the British pound, as previously discussed in conjunction with the analysis of revenues. However, the impact of foreign currency fluctuations on revenues is not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses and the Company’s hedging activities (see “Quantitative and Qualitative Disclosures About Market Risk” under Item 3). Foreign currency fluctuations composed approximately two of the 22.3 percent total increase in consolidated net income for the third quarter of fiscal year 2004. For the nine months ended March 31, 2004, foreign currency fluctuations composed approximately three of the 21.8 percent increase in consolidated net income over the corresponding period of the prior fiscal year.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Overview

The Company continues to maintain a strong balance sheet to support system growth and financial flexibility. The Company’s debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity, improved 490 basis points to 30.0 percent at March 31, 2004 as compared to June 30, 2003. The Company’s principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquisition of salons, purchase inventory and fund other working capital requirements. Customers pay for salon services and merchandise in cash or by credit card at the time of sale, which reduces the Company’s working capital requirements. Since December 2001, the Company has maintained an investment grade “2” rating with the NAIC, the rating agency that regulates insurance companies in the private placement debt market. The Company does not currently have a public debt rating.

Compared to June 30, 2003, total assets increased $110.6 million in the first nine months of fiscal year 2004 to $1.2 billion. The increase included $86.0 million associated with the purchases of salons, which was primarily funded by a combination of operating cash flows and debt.

Total shareholders’ equity increased $103.5 million from June 30, 2003 to March 31, 2004. Equity increased primarily as a result of net income, increased accumulated other comprehensive income due to translation adjustments as the result of the strengthening of foreign currencies that underlie the Company’s investments in those markets and increased additional paid-in capital resulting primarily from the exercise of stock options.

Cash Flows

Operating Activities

Net cash provided by operating activities increased in the first nine months of fiscal year 2004 to $164.6 million. The cash flows from operating activities in the first nine months of fiscal year 2004 were primarily a result of $78.2 million of net income combined with $55.3 million of depreciation and amortization and a $20.4 million increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was primarily due to the timing of inventory purchases and income tax payments. Net cash from operations were higher in the nine months ended March 31, 2004 as compared to the corresponding period of the prior fiscal year primarily due to a lower level of inventory purchases during the nine months ended March 31, 2004, as well as increased net income and deferred income taxes during the first nine months of the current fiscal year.

Investing Activities

Net cash used in investing activities of $104.8 million was mainly the result of $52.4 million in business and salon acquisitions and $52.4 million in capital expenditures. The Company constructed 315 company-owned salons and acquired 244 company-owned salons (199 of which were franchise buybacks) in the first nine months of fiscal year 2004. The company-owned constructed and acquired salons consisted of the following number of salons in each concept:

	Nine Months Ended March 31, 2004
	Constructed	Acquired
Regis Salons	25	4
MasterCuts	24	3
Trade Secret	20	12
SmartStyle	122	58
Strip Center	107	140
International	17	27

	315	244

Financing Activities

Net cash used in financing activities was $28.2 million. The most significant financing activities during the first nine months of fiscal year 2004 included $11.0 million of net payments on revolving credit facilities and $10.5 million of net payments on long-term debt, partially offset by $6.5 million of proceeds from the issuance of common stock, net of repurchases.

Acquisitions

During the first nine months of fiscal year 2004, the Company continued its acquisition strategy by acquiring 244 company-owned salons, 199 of which were franchise buybacks. The acquisitions were funded primarily by operating cash flow and debt.

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

Prior to December 31, 2002, the Company became guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.5 million at March 31, 2004, terminate at various dates between April 2004 and April 2009. Management has not experienced, and does not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first nine months of fiscal year 2004.

Management believes that cash generated from operations and amounts available under its existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

During the first nine months of fiscal year 2004, the Company paid dividends totaling $4.4 million, or $0.10 per share. On May 5, 2004, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable June 2, 2004 to shareholders of record on May 19, 2004. The quarterly dividend was increased from $0.03 to $0.04 per share beginning with the dividend paid on February 25, 2004.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of March 31, 2004, 1.5 million shares have been repurchased for $39.1 million, including $8.2 million in the nine months ended March 31, 2004. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

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

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies may have an impact on the Company’s business. However, the replenishment nature of the Company’s business, as well as the fact that its various concepts span across several levels of consumer objectives, mitigates the impact that changes in economic conditions may have on the Company’s business.

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

Changes in foreign currency exchange rates may have an impact on the Company’s reported results from operations. The majority of the revenue and costs associated with the performance of its foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, the Company does not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from the Company’s international operations. For the nine months ended March 31, 2004, operations denominated in currencies other than the United States dollar represented approximately 18 percent of consolidated net income, and changes in foreign currency exchange rates benefited net income by approximately $0.5 and $1.6 million for the three and nine months ended March 31, 2004, respectively. This impact was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current period and the corresponding period of the prior fiscal year.

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

Impact of Changes in Securities Laws and Regulations

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of the Company’s corporate governance and securities disclosure or compliance practices. The Company is presently preparing for its required compliance with the Sarbanes-Oxley Act of 2002, and management’s assertions concerning financial reporting controls. While the Company believes it can ultimately comply with the new legislated requirements associated with being a registrant with the Securities and Exchange Commission, this process is costly and presents both challenge and risk.

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition and price sensitivity within the personal hair care industry, which remains strong, both domestically and internationally; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth the Company’s Annual Report on Form 10-K for the year ended June 30, 2003 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on January 31, 2003. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of March 31, 2004, the Company had $11.8 million of floating and $273.9 million of fixed rate debt outstanding. As of June 30, 2003, the Company had $22.8 million of floating and $279.0 million of fixed rate debt outstanding. In addition, the Company has entered into the following financial instruments:

Interest Rate Swap Contracts:

(Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at March 31, 2004 and June 30, 2003, and an aggregate $66.8 million at March 31, 2003. These cash flow hedges are recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

Additionally, when interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Condensed Consolidated Income Statement, as amounts are transferred out of other comprehensive income to earnings at each interest payment date.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet, related to the cash flow swap(s) was $0.4 and $1.3 million at March 31, 2004 and 2003, respectively. The following table depicts the hedging activity in the accumulated other comprehensive income account related to the cash flow swap(s) for the three and nine months ended March 31, 2004 and 2003.

	For the Periods Ended March 31,
	Three Months		Nine Months
		(Dollars in thousands)
	2004	2003	2004	2003
Tax-effected gain (loss) on cash flow hedge(s) recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$97	$577	$291	$1,671
Unrealized net loss from changes in fair value of cash flow swap(s)	(71)	(59)	(159)	(614)

	$26	$518	$132	$1,057

During fiscal year 2003, the $11.8 million interest rate swap was redesignated from a hedge of variable rate operating lease obligations to hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease.

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $81.0 and $88.5 million notional amount at March 31, 2004 and June 30, 2003, respectively, with maturation dates between July 2004 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Condensed Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt, which will mature in March 2009. During the first nine months of fiscal year 2004, approximately $0.2 million of the deferred gain was amortized against interest expense, resulting in a remaining deferred gain of $1.1 million in long-term debt at March 31, 2004.

The Company’s fair value swaps are recorded at fair value within other assets in the Condensed Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $5.1 and $7.1 million at March 31, 2004 and June 30, 2003, respectively. No hedge ineffectiveness occurred during fiscal year 2004 or 2003. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, Regis may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of March 31, 2004, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately eight and nine percent of the Company’s net investments in foreign operations at March 31, 2004 and June 30, 2003, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet. At March 31, 2004 and June 30, 2003, the Company’s net investment in this derivative financial instrument was in a $8.9 and $5.1 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet. For the quarters ended March 31, 2004 and 2003, $0.3 million of tax-effected gain and $0.8 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively. For the nine months ended March 31, 2004 and 2003, $2.1 and $1.7 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2003 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to this information during the nine months ended March 31, 2004.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended March 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

Changes in Internal Controls:

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

Part II – Other Information

Item 1. Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, in certain states, the Company has been faced with allegations of purported class-wide wage and hour violations. Company counsel is unable to predict with assurance the outcome of such cases. Accordingly, adverse settlements or resolutions may occur and negatively impact earnings in the quarter of settlement or resolution. However, as of March 31, 2004, in the opinion of company counsel, the ultimate liabilities resulting from such lawsuits and claims are not anticipated to have a material adverse effect on the Consolidated Financial Statements.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Share Repurchase Program

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

All repurchases of the Company’s common stock during the quarter ended March 31, 2004 were part of this repurchase program. The following table shows the monthly third quarter fiscal year 2004 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in millions)
1/1/04 – 1/31/04	—	N/A	—	$65,765
2/1/04 – 2/29/04	52,000	$41.92	52,000	$63,585
3/1/04 – 3/31/04	62,000	$42.69	62,000	$60,938

Total	114,000	$42.34	114,000

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended March 31, 2004:

Form 8-K dated January 8, 2004 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month, fiscal second quarter and nine months ended December 31, 2003.

Form 8-K dated January 21, 2004 related to the announcement of the Company’s financial results for its fiscal second quarter ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 12, 2004	By:	/s/ Randy L. Pearce

Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the
registrant and as principal
accounting officer