Form 10-K
period 2004-06-30
REGIS CORP
filed 2004-09-10
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-11230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41 - 0749934

State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

(952) 947-7777

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $.05 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2003, was approximately $1,698,000,000. The Registrant has no non-voting common stock.

     The number of outstanding shares of the Registrant’s common stock, par value $.05 per share, as of August 31, 2004 was 44,310,574.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement dated September 20, 2004 are incorporated by reference into Parts I, II and III.

PART I

Item 1. Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General Development of Business

In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value-priced salons located in department stores. Their son, Myron, bought the chain in 1958 and changed its name to Regis. Regis Corporation was listed on the Nasdaq June 21, 1991 at a price of $13.00 ($5.78 adjusted for subsequent stock splits). In March of 2003, Regis Corporation began trading on the NYSE under the ticker symbol “RGS.” Discussions of the general development of the business take place throughout this Annual Report on Form 10-K. During fiscal year 2004, there were no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

(b) Financial Information about Segments

Segment Data for the years ended June 30, 2004, 2003 and 2002 are included in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c) Narrative Description of Business

The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	3
Industry Overview	4
Business Strategy	4-10
Salon Concepts	11-13
Franchising Program	14-15
Markets and Marketing	15
Education and Training Programs	15-16
Staff Recruiting and Retention	16
Salon Design	16
Management Information Systems	16
Competition	17
Trademarks	17
Employees	17
Community Involvement	17
Governmental Regulations	17-18

Background:

The Company, based in Minneapolis, Minnesota, is an owner, operator and franchisor of hair and retail product salons. Additionally, the Company operates a limited number of beauty career schools in North America and internationally, which is a new undertaking for the Company in the past two years. The Company’s worldwide operations include 10,162 company-owned and franchise salons at June 30, 2004 (including ten beauty career schools). Each of the Company’s concepts generally has similar products and services, concentrates on the mass-market consumer marketplace and generally display similar economic characteristics. The Company is organized to manage its operations based on geographical location. The Company’s North American operations include 8,148 salons, including six beauty career schools and 2,330 franchise salons, operating in North America. The Company’s international operations include 2,014 salons, including four beauty career schools and 1,594 franchise salons, operating throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company’s worldwide operations utilize key hair salon concepts such as: Supercuts, Jean Louis David, Vidal Sassoon, Regis Salons, MasterCuts, Trade Secret, SmartStyle and Cost Cutters. During fiscal year 2004, the number of customer visits at the Company’s corporate salons approximated 90.7 million. The Company had an average of approximately 50,000 corporate employees worldwide during fiscal year 2004.

Industry Overview:

Management estimates that annual revenues of the hair care industry are $53 billion in the United States and $150 billion worldwide. The industry is highly fragmented with the vast majority of hair care salons independently owned. However, the influence of chains, both franchise and company-owned, has increased substantially. Management believes that chains will continue to have a significant influence on the overall market and will continue to increase their presence. Management also believes that the demand for salon services and products will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience.

Business Strategy:

The Company’s goal is to provide high quality, affordable hair care services and products to a wide range of mass-market customers that enable the Company to expand in a controlled manner. The key elements of the Company’s strategy to achieve these goals are taking advantage of (1) growth opportunities, (2) economies of scale and (3) maintaining centralized control over salon operations in order to ensure (i) consistent, quality services and (ii) a superior selection of high quality, professional products. Each of these elements is discussed below.

Growth Opportunities. The Company’s expansion strategy focuses on organic (new construction and same-store sales growth) and acquisition growth.

Organic Growth

The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The relatively small capital and square footage requirements related to opening new salons allows the Company great flexibility in securing real estate for new salons. Additionally, franchising plays an important role in the Company’s overall growth strategy.

The Company’s long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. The Company plans to continue expansion not only in North America, but also in the United Kingdom and throughout Europe. Opportunities in Asian markets are also being explored.

A key component to successful North American and international organic growth relates to site selection, as discussed in the following paragraphs.

Site Selection. The Company’s salons are located in malls, strip centers, lifestyle centers, Wal-Mart Supercenters and high-street locations. The Company’s financial strength, successful salon operations and national recognition causes the Company to be an attractive tenant to landlords. In evaluating specific locations for both company-owned and franchise stores, the Company seeks conveniently located, highly visible sites in high traffic locations which allow customers adequate parking and quick and easy store access. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, the strength of the major retailers within the area, location of competitors, traffic count, signage and other leasehold factors in a given center or area. All franchisee sites must be approved by the Company.

Because the Company’s different salon concepts target different mass-market customer groups, more than one of the Company’s salon concepts may be located in the same mall, strip center or lifestyle center. As a result, there are numerous leasing opportunities for all of its salon concepts.

In addition, the Company plans to increase its involvement with owning and operating beauty career schools. The principle activity of the beauty career schools is the teaching of beauticians to prepare for their licensing. The activities also include clinic and school sales of products to students and customers and other miscellaneous sales. Subjects available for enrollment include cosmetology, nail art and esthetic programs. The schools are certified by the U.S. Department of Education for participation in Federal Title IV Student Financial Assistance Programs. While the Company has acquired its current base of beauty career schools, it expects to continue its expansion through not only acquisition, but also through organic growth.

While same-store sales growth plays an important part in the Company’s organic growth strategy, it is not critical to achieving the Company’s long-term growth objectives. The Company expects low single-digit same-store sales growth on an annual basis.

Pricing is a factor in same-store sales growth. The Company actively monitors the prices charged by its competitors in each market and makes every effort to maintain prices which remain competitive with prices of other salons offering similar services. However, the Company has not historically depended on price increases to significantly drive its organic growth.

Acquisition Growth

The Company has an estimated two percent world-wide market share. Therefore, abundant opportunities exist for the Company to purchase existing salons. Once acquired, it is determined whether the acquired salon’s brand should be kept or the salon should be converted to one of the Company’s existing concepts.

Over the past ten years, the Company has completed nearly 300 acquisitions, adding over 7,400 salons. Through acquisition, the Company has expanded in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, highly visible, high traffic, strong retailers in the area, etc.). The Company generally acquires mature strip center locations. Additionally, acquisitions include franchise salon buybacks, following the same criteria as non-franchise locations, as the Company is often already involved with the leasing arrangements associated with the salon site, and the franchise salon operates under one of the Company’s brand names and in accordance with the Company’s operating standards. Acquisitions are systematically integrated within the salon concept that it most closely emulates.

During fiscal year 2004, the Company further expanded its beauty career school business with the acquisition of six Blaine Beauty Career Schools. Operating beauty career schools is complementary to the salon business as it allows the Company to attract, train and retain valuable employees. The Company expects to open and acquire additional beauty career schools in the future in order to take advantage of this opportunity. During fiscal year 2003, the Company acquired four beauty career schools in conjunction with the Vidal Sassoon acquisition.

Salon Development

The table on the following pages sets forth the number of system-wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

SALON LOCATION SUMMARY

	2000	2001	2002	2003	2004
NORTH AMERICA:

REGIS SALONS
Open at beginning of period	905	912	981	1,016	1,096
Salons constructed	52	43	61	53	33
Acquired	14	65	17	73	10
Less relocations	29	17	17	12	10

Salon openings	37	91	61	114	33
Conversions	(3)	(1)	(1)	(2)	(2)
Salons closed	(27)	(21)	(25)	(32)	(35)

Total, Regis Salons	912	981	1,016	1,096	1,092

MASTERCUTS
Open at beginning of period	460	502	523	551	590
Salons constructed	44	33	42	47	34
Acquired	7	2	1	—	3
Less relocations	5	10	2	6	9

Salon openings	46	25	41	41	28
Conversions	1	1	1	2	1
Salons closed	(5)	(5)	(14)	(4)	(15)

Total, Mastercuts	502	523	551	590	604

TRADE SECRET
Company-owned salons:
Open at beginning of period	432	460	478	490	517
Salons constructed	49	39	34	34	26
Acquired	13	3	1	10	12
Franchise buybacks	—	—	—	—	2
Less relocations	8	7	11	4	5

Salon openings	54	35	24	40	35
Conversions	1	(2)	(1)	—	1
Salons closed	(27)	(15)	(11)	(13)	(4)

Open at end of period	460	478	490	517	549

Franchise salons:
Open at beginning of period	27	26	25	26	25
Salons constructed	—	—	1	—	1
Acquired	—	—	—	—	—

Salon openings	—	—	1	—	1
Franchise buybacks	—	—	—	—	(2)
Salons closed	(1)	(1)	—	(1)	—

Open at end of period	26	25	26	25	24

Total, Trade Secret	486	503	516	542	573

	2000	2001	2002	2003	2004
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	386	547	722	861	1,033
Salons constructed	126	152	125	168	174
Acquired	—	27	—	2	—
Franchise buybacks	43	11	17	12	61
Less relocations	5	4	1	5	—

Salon openings	164	186	141	177	235
Conversions	—	(9)	—	—	—
Salons closed	(3)	(2)	(2)	(5)	(5)

Open at end of period	547	722	861	1,033	1,263

Franchise salons:
Open at beginning of period	158	148	194	210	230
Salons constructed	33	39	37	33	33
Acquired	—	13	—	—	—
Less relocations	—	1	—	—	—

Salon openings	33	51	37	33	33
Conversions	—	9	—	—	—
Franchise buybacks	(43)	(11)	(17)	(12)	(61)
Salons closed	—	(3)	(4)	(1)	(1)

Open at end of period	148	194	210	230	201

Total, SmartStyle/Cost Cutters in Wal-Mart	695	916	1,071	1,263	1,464

STRIP CENTERS
Company-owned salons:
Open at beginning of period	667	982	1,383	1,476	1,928
Salons constructed	83	114	69	85	166
Acquired	142	230	40	361	162
Franchise buybacks	134	111	36	85	133
Less relocations	3	8	2	3	8

Salon openings	356	447	143	528	453
Conversions	3	(13)	(4)	(13)	(8)
Salons closed	(44)	(33)	(46)	(63)	(63)

Open at end of period	982	1,383	1,476	1,928	2,310

Franchise salons:
Open at beginning of period	1,615	1,740	2,011	1,988	2,172
Salons constructed	164	131	150	147	146
Acquired (2)	147	292	—	198	—
Less relocations	12	10	12	10	10

Salon openings	299	413	138	335	136
Conversions	(2)	18	5	13	8
Franchise buybacks	(134)	(111)	(36)	(85)	(133)
Salons closed	(38)	(49)	(130)	(79)	(78)

Open at end of period	1,740	2,011	1,988	2,172	2,105

Total, Strip Centers	2,722	3,394	3,464	4,100	4,415

	2000	2001	2002	2003	2004
INTERNATIONAL (1)

Company-owned salons:
Open at beginning of period	372	352	364	382	399
Salons constructed	17	35	18	10	19
Acquired	—	3	16	17	18
Franchise buybacks	—	—	—	—	10

Salon openings	17	38	34	27	47
Conversions	—	(3)	—	—	—
Salons closed	(37)	(23)	(16)	(10)	(26)

Open at end of period	352	364	382	399	420

Franchise salons:
Open at beginning of period	—	—	—	1,684	1,627
Salons constructed	—	—	69	95	88
Acquired (2)	—	—	1,664	—	—

Salon openings	—	—	1,733	95	88
Conversions	—	—	—	—	—
Franchise buybacks	—	—	—	—	(10)
Salons closed	—	—	(49)	(152)	(111)

Open at end of period	—	—	1,684	1,627	1,594

Total, International	352	364	2,066	2,026	2,014

TOTAL SYSTEM-WIDE SALONS

Company-owned salons:
Open at beginning of period	3,222	3,755	4,451	4,776	5,563
Salons constructed	371	416	349	397	452
Acquired	176	330	75	463	205
Franchise buybacks	177	122	53	97	206
Less relocations	50	46	33	30	32

Salon openings	674	822	444	927	831
Conversions	2	(27)	(5)	(13)	(8)
Salons closed	(143)	(99)	(114)	(127)	(148)

Open at end of period	3,755	4,451	4,776	5,563	6,238

Franchise salons:
Open at beginning of period	1,800	1,914	2,230	3,908	4,054
Salons constructed	197	170	257	275	268
Acquired (2)	147	305	1,664	198	—
Less relocations	12	11	12	10	10

Salon openings	332	464	1,909	463	258
Conversions	(2)	27	5	13	8
Franchise buybacks	(177)	(122)	(53)	(97)	(206)
Salons closed	(39)	(53)	(183)	(233)	(190)

Open at end of period	1,914	2,230	3,908	4,054	3,924

Grand total, system-wide	5,669	6,681	8,684	9,617	10,162

(1)	Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret concepts and not included in the international salon totals.

(2)	Represents primarily the acquisition of franchise networks.

In the preceding table, relocations represent a transfer of location by the same salon concept and conversions represent the transfer of one concept to another concept.

In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 169 and 179 salons were remodeled in fiscal year 2004 and 2003, respectively.

Recent Salon Additions

During fiscal year 2002, the Company added over 2,000 locations through the combination of new salon construction, acquisitions and new franchise salons. Fiscal year 2002’s growth was led by the acquisitions of two of Europe’s leading franchisors. The Company completed the acquisition of the European franchisors St. Algue, formerly known as Groupe Gerard Glemain (GGG), and Jean Louis David (JLD) in November 2001 and April 2002, respectively, adding over 1,700 franchise salons in Europe.

During fiscal year 2003, the Company added nearly 1,000 locations. The Company constructed or franchised 672 new salons (397 company-owned and 275 franchised) and acquired 758 salons (560 company-owned and 198 franchised). The 560 acquired company-owned salons included franchise buybacks of 97 salons. The Company’s most significant fiscal year 2003 acquisitions included 328 North American BoRics salons, 25 Vidal Sassoon salons, four Vidal Sassoon Academies (beauty career schools) and 286 salons, including 196 franchise salons, from Opal Concepts.

During fiscal year 2004, the Company added over 500 locations through new construction and acquisitions. The Company constructed or franchised 720 new salons (452 company-owned and 268 franchised). Additionally, the Company acquired 411 company-owned salons, including 206 franchise buybacks. The Company’s most significant fiscal year 2004 acquisitions included 153 Holiday Hair Salons (primarily in Pennsylvania) and six Blaine Beauty Career Schools in Massachusetts.

Salon Closures

The Company evaluates its salon performance on a regular basis. Upon evaluation, the Company may close a salon for operational performance or real estate issues. In either case, the closures generally occur at the end of a lease term and typically do not require significant lease buyouts. In addition, during the Company’s acquisition evaluation process, the Company may identify acquired salons that do not meet operational or real estate requirements. At the time of acquisition, generally limited value is allocated to these salons, which are usually closed within the first year.

During fiscal year 2004, the Company closed 338 salons, including 148 company-owned salons and 190 franchise salons. During fiscal year 2003, the Company closed 360 salons; including 127 company-owned salons and 233 franchise salons. The number of franchise salons closed during fiscal year 2004 and 2003 were primarily the result of transition related closures in Europe. During fiscal year 2002, the Company closed 297 salons; including 114 company-owned salons and 183 franchise salons.

Economies of Scale. Management believes that due to its size and number of locations, the Company has certain advantages which are not available to single location salons or small chains. The Company has developed a comprehensive point of sale system to accumulate and monitor service and product sales trends, as well as assist in payroll and cash management. Economies of scale are realized through the support system offered by the home office. Additionally, due to its size, the Company has numerous financing and capital expenditure alternatives, as well as the benefits of buying retail products, supplies and salon fixtures directly from manufacturers. Furthermore, the Company can offer employee benefit programs, training and career path opportunities that differ from its smaller competitors.

Control Over Salon Operations. The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten salons. Regional supervisors oversee the performance of five area supervisors or approximately 50 salons. Salon directors manage approximately 200 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company’s ability to expand successfully. In addition, the Company has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons’ point of sale system. This information is used to reconcile cash on a daily basis. This information is also reported to the Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker.

Consistent, Quality Service. The Company is committed to meeting its customers’ hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. The major services supplied by the Company’s salons are haircutting and styling, hair coloring and waving, shampooing, conditioning and waxing. During fiscal year 2004, 2003 and 2002, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2004	2003	2002
Haircutting and styling (including shampooing & conditioning)	73%	74%	75%
Hair coloring	17	15	14
Hair waving	5	5	6
Waxing	2	2	2
Other, including beauty career school tuition revenues	3	4	3

	100%	100%	100%

Beauty career school tuition revenues were earned during fiscal years 2004 and 2003. They represented one percent or less of total company-owned service revenues for each of these years. However, the Company expects tuition revenues to increase as it expands its presence in the beauty career school market.

To promote quality and consistency of services provided throughout the Company’s salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends.

High Quality, Professional Products. The Company’s salons merchandise nationally-recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are sold exclusively through professional salons. The top selling brands include Matrix, Paul Mitchell, Tigi, Redken, Sebastian, Nioxin, OPI and the Company’s various private label brands.

The Company has the most comprehensive assortment of retail products in the industry, with an estimated share of the North American retail beauty product market of up to 15 percent. Although the Company constantly strives to carry an optimal level of inventory in relation to consumer demand, it is more economical for the Company to have excess inventory on hand than to run the risk of being under-stocked should demand prove higher than expected. The extended shelf life and lack of seasonality related to the beauty products allows the cost of carrying inventory to be relatively low and lessens the importance of inventory turnover ratios. The Company’s primary goal is to maximize revenues rather than inventory turns.

The retail portion of the Company’s business complements its salon services business. The Company’s stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Additionally, customers are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the customer’s hair.

Salon Concepts:

The Company’s salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. Most of the Company’s salon concepts are located in regional malls, strip centers, Wal-Mart Supercenters, high street locations and department stores.

The Company’s North American operations consist of 8,148 salons (2,330 franchised), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico, as discussed below. Under each concept below and within the discussion of international operations, the number of new salons expected to be opened within the upcoming fiscal year is discussed. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons and the concept under which the acquisitions will fall vary based on the acquisition opportunities which emerge throughout the year.

Regis Salons. These salons are primarily mall-based, full-service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion-conscious consumers. The customer mix at these salons is approximately 75 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products. Service revenues compose approximately 80 percent of Regis Salons’ total revenues. The average ticket is approximately $31. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Vidal Sassoon, Jean Louis David and Mia & Maxx Hair Studios.

The average initial capital investment required for a new Regis Salon typically ranges from $150,000 to $200,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $425,000. During fiscal year 2005, the Company plans to open approximately 55 new Regis Salons.

MasterCuts. MasterCuts is a full-service mall-based salon group which focuses on the walk-in consumer (no appointment necessary) that demands more moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time-saving services for the entire family. The customer mix at MasterCuts salons historically contained a high percentage of men and children; however, in recent years, the customer mix has been split more evenly between men and women. In addition, MasterCuts private label haircare line was introduced into salons during fiscal year 2003. Service revenues compose approximately 75 percent of total revenues for this salon concept. The average sale at MasterCuts salons is approximately $16.

The average initial capital investment required for a new MasterCuts salon is typically $150,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $300,000. During fiscal year 2005, the Company plans to open approximately 45 new MasterCuts salons.

Trade Secret. Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. Trade Secret’s retail selection consists of highly recognized brands, and the products carried change in tandem with changing trends. Trade Secret’s primary customer base includes the female head of the household shopping for her entire family, as well as singles shopping for their own beauty products and accessories. Included within the Trade Secret concept are Beauty Express salons. Trade Secret salons are primarily mall-based. However, in recent years, the Company has begun to expand its Trade Secret salons into strip centers. As of June 30, 2004, 66 company-owned Trade Secret salons were located in strip centers. The average ticket at Trade Secret is approximately $22.

The average initial capital investment required for a new Trade Secret salon is typically $150,000, excluding average opening inventory costs of approximately $40,000. Average annual salon revenues in a Trade Secret salon which has been open five years or more are approximately $450,000. During fiscal year 2005, the Company plans to open approximately 35 new corporate Trade Secret salons.

SmartStyle. The SmartStyle salons share many operating characteristics of the Company’s other salon concepts; however, they are located entirely in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. In addition, professional retail product sales contribute solidly to overall revenues. The Company also has 201 franchise salons located in Wal-Mart Supercenters.

Service revenues compose approximately 60 to 65 percent of SmartStyle’s total revenues. The average ticket at a SmartStyle salon is approximately $17.

The average initial capital investment required for a new SmartStyle salon is typically $30,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $250,000. During fiscal year 2005, the Company plans to open approximately 175 new corporate SmartStyle salons and approximately 25 franchise salons in Wal-Mart Supercenters.

Strip Center Salons. The Company’s Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

Supercuts. The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. Service revenues typically compose approximately 85 to 90 percent of Supercuts’ total corporate revenues. The average sale at a corporate Supercuts salon is approximately $13.

The average initial capital investment required for a new Supercuts salon is typically $90,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a corporate Supercuts salon which has been open five years or more are approximately $250,000. During fiscal year 2005, the Company plans to open approximately 110 new corporate Supercuts salons, as well as approximately 85 new franchise salons.

Cost Cutters (franchise salons). The Cost Cutters concept is a full-service salon concept providing value-priced hair care services for men, women and children. These full-service salons also sell a complete line of professional hair care products. Franchise revenues from Cost Cutters salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. During fiscal year 2005, the Company plans to open approximately 40 new franchised Cost Cutters salons.

In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below.

Other Company-owned Strip Center Salon Concepts. Company-owned Strip Center Salons are made up of successful salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters, BoRics, Magicuts and Holiday Hair, as well as other regional concept names. All concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. On average, service revenues compose approximately 85 to 90 percent of total company-owned strip center revenues. The average sale for a company-owned strip center salon is approximately $15.

The average initial capital investment required for a new strip center salon within this group typically ranges from $50,000 to $80,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a strip center salon which has been open five years or more are approximately $300,000. During fiscal year 2005, the Company plans to open approximately 110 new company-owned strip center salons.

Other Franchise Concepts. This group of franchise salons includes primarily First Choice Haircutters, Magicuts, Pro-Cuts and Haircrafters. These concepts function primarily in the high volume, value-priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above.

Franchise revenues from strip center salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. During fiscal year 2005, the Company plans to open approximately 40 new franchised strip center salons.

International Salons:

At June 30, 2004, the Company operated 2,014 hair care salons, including 1,594 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. During fiscal year 2002, the Company added to its existing international salon concepts – primarily Regis Hairstylists, Trade Secret, Hair Express and Supercuts – with the acquisitions of the French franchisors St. Algue, formerly known as GGG, and JLD. Salons associated with St. Algue operate under the concepts Saint Algue, Coiff & Co., Intermede and City Looks. JLD operates primarily under the following concepts: JLD Diffusion, JLD Tradition, JLD Quick Service and JLD Just a Cut. During fiscal year 2003, the Company acquired 25 Vidal Sassoon salons, 14 of which are located in Europe. Additionally, four Vidal Sassoon Academies (beauty career schools) were acquired, including one located in Europe. Company-owned salons in the international division operate in malls, leading department stores, high-street locations and grocery and retail chains under license arrangements or real property leases, consistently focused on the value-priced, moderate and upscale hair care and beauty market.

Service revenues compose approximately 75 to 80 percent of total revenues for international corporate salons, including tuition revenues which compose approximately 5 percent of total revenues. Excluding the effects of tuition revenues, the average sale at an international salon is approximately $53. Approximately 80 percent of international franchise revenues are generated from franchise royalties and fees.

The initial capital investment required is typically £100,000 for a Regis Hairstylists salon, £50,000 for a Supercuts UK salon and £100,000 to £125,000 for an international Trade Secret salon. For a Vidal Sassoon salon, the initial capital investment required is typically over £250,000. Average annual salon revenues for a salon which has been open five years or more typically range from £300,000 to £600,000 in a Regis Hairstylists salon, £150,000 to £300,000 in a Supercuts UK salon and £500,000 to £600,000 in an international Trade Secret salon. For a mature Vidal Sassoon salon, the average annual revenues are typically in excess of £550,000. During fiscal year 2005, the Company plans to open approximately 35 new company-owned international salons, as well as approximately 130 new international franchise salons.

Franchising Program:

General. The Company has various franchising programs supporting its 3,924 franchise salons as of June 30, 2004, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Haircrafters, Pro Cuts, St. Algue and JLD. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

Standards of Operations. The Company does not control the day-to-day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve location, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company’s field personnel make periodic visits to franchised stores to ensure that the stores are operating in conformity with the standards for each franchising program. All of the rights afforded the Company with regard to the franchise operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchise salons.

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

Franchise Terms. Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concept. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory and certain other items, including initial working capital.

Additional information regarding each of the major franchisee brands is listed below:

Supercuts (North America)

The majority of existing Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company’s approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. During fiscal year 2001, the Company began selling development agreements for new markets which include limited territory protection for the Supercuts concept. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

Cost Cutters, First Choice Haircutters and Magicuts (North America)

The majority of existing Cost Cutters’ franchise agreements have a 15-year term with a 15-year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters’ franchise agreements have a ten-year term with a five-year option to renew. The majority of Magicuts’ franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five-year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company’s approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

Pro Cuts (North America)

The majority of existing Pro Cuts franchise agreements have a ten-year term with a ten-year option to renew. The agreements also provide the Company a right of first refusal if the store is to be sold or transferred. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

St. Algue and JLD (International)

St. Algue was purchased in connection with the acquisition of the French franchisor, GGG. The majority of St. Algue’s franchise contracts have a five-year term with an implied option to renew for a term of three years. All new JLD contracts have five-year terms. The franchise agreements for both St. Algue and JLD are site specific and only a small minority of the contracts provide for territorial exclusivity. The agreements provide for the right of first refusal during the period covered by the franchise contract if the salon is to be sold and the franchisee must obtain the Company’s approval before selling of the salon. With regards to the store site, neither St. Algue nor JLD acts as lessor for their franchisees. Additionally, JLD franchise contracts prohibit the franchisee from selling the salon to another major national competitor for one year after the contract term ends.

Franchise Sales. Franchise expansion will continue to be a significant focus of the Company in the future.

Franchisee Training. The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The Company provides store managers and stylists with extensive technical training for Supercuts franchises. For further description of the Company’s education and training programs, see the “Education and Training Programs” section of this document.

Markets and Marketing:

The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its divisions targeting certain customer types and positioning each concept in the marketplace. Print, radio, television and billboard advertising are developed and supervised at the Company’s headquarters, but most advertising is done in the immediate market of the particular salon.

Most franchise concepts maintain separate Advertising Funds (the “Funds”), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system-wide activities. This intensive advertising program creates significant consumer awareness, a strong concept image and high loyalty.

Education and Training Programs:

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

The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and who instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD-based programs. The Company was the first in its industry to develop a DVD-based training system in its salons and currently has over 50 DVDs designed to enhance technical skills of stylists.

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

Staff Recruiting and Retention:

Recruiting quality managers and stylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company’s supervisory team recruits or develops and promotes from within those stylists that display initiative and commitment. The Company has been and believes it will continue to be successful in recruiting capable managers and stylists. The Company believes that its compensation structure for salon managers and stylists is competitive within the industry. Stylists benefit from the Company’s high-traffic locations and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

Salon Design:

The Company’s salons are designed, built and operated in accordance with uniform standards and practices developed by the Company based on its experience. Salon fixtures and equipment are generally uniform, allowing the Company to place large orders for these items with attendant cost savings.

The size of the Company’s salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of constructing and furnishing a new salon, including inventories, normally ranges from approximately $40,000 to $200,000, depending on the size of the salon and the concept. Less than ten percent of all salons constructed fall within a higher bracket and will cost between $200,000 and $400,000 to construct. Of the total construction costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own design and construction department, which designs and supervises the constructing, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing salons. The design and construction staff focuses on visual appeal, efficient use of space, cost and rapid completion times.

Management Information Systems:

The Company utilizes a point-of-sale (POS) information system in all its company-owned salons which collects data daily from each salon. The data is consolidated into several management systems maintained at the corporate office. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system then sends the amount expected to be deposited to the corporate office, where the amount is reconciled with local depository balances transferred into a centralized corporate bank account on a daily basis. Point-of-sale information is also used to generate payroll information, monitor salon performance, and to generate customer data for use in identifying and anticipating industry trends for purposes of pricing and staffing. The Company has expanded the corporate information systems to deliver on-line information of product sales to improve its inventory control system, including monthly replenishment recommendations for a salon. Management believes that its information systems provide advantages in planning and analysis which are generally not available to a majority of its competitors.

Competition:

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

Trademarks:

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

Although the Company believes the use of these trademarks is an element in establishing and maintaining its reputation as a national operator of high quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use, the Company’s success and continuing growth are the result of the quality of its salon location selections and real estate strategies.

Employees:

During fiscal year 2004, the Company had an average of approximately 50,000 full- and part-time employees worldwide, of which an average of approximately 44,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Community Involvement:

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

Governmental Regulations:

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

Governmental regulations surrounding franchise operations in Europe are similar to those in the United States. The Company believes it is operating in substantial compliance with applicable laws and regulations governing all of its operations.

The beauty career schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education’s Title IV Higher Education Act of 1965. For the students to receive financial assistance at the school, the beauty career schools must maintain eligibility requirements established by the U.S. Department of Education.

(d) Financial Information about Foreign and North American Operations

Financial information about foreign and North American markets is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Item 2. Properties

The Company’s corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota owned by the Company. The Company also operates small offices in Toronto, Ontario, Coventry, England, London, England and Paris, France. These offices are occupied under long-term leases.

The Company has distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 250,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility was originally leased, but was purchased by the Company during the fourth quarter of fiscal year 2003. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

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

The Company also leases the premises in which certain franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five-year initial term and one or more five-year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees, who do not enter into sublease arrangements with the Company, negotiate and enter into leases on their own behalf.

None of the Company’s salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 of “Notes to Consolidated Financial Statements.”

Item 3. Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. The Company is currently a defendant in a collective action lawsuit in which the plaintiffs allege violations under the Fair Labor Standards Act (“FLSA”). The Company denies these allegations and will actively defend its position. However, litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in corporate and franchise support costs in the Consolidated Statement of Operations.

Item 4. Submission of Matters to a Vote of Security Holders

On October 30, 2003, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors took place with the following results:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	37,305,065	1,891,855
Paul D. Finkelstein	38,662,096	534,824
Thomas L. Gregory	37,303,902	1,893,017
Van Zandt Hawn	37,304,812	1,892,108
Susan Hoyt	37,306,646	1,890,274
David B. Kunin	38,357,673	839,246
Myron Kunin	38,353,629	843,291

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

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

As of August 31, 2004, Regis shares were owned by approximately 25,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $40.93 per share on August 31, 2004.

	2004		2003
Fiscal Quarter	High	Low	High	Low
1st Quarter	$35.37	$29.22	$28.20	$21.84
2nd Quarter	41.18	32.62	29.75	24.17
3rd Quarter	44.54	38.93	27.21	22.27
4th Quarter	46.00	41.17	29.90	25.22

The Company paid quarterly dividends of $0.03 per share during each quarter of fiscal year 2003 and during the first and second quarters of fiscal year 2004. During the third and fourth quarters of fiscal year 2004, the Company increased its dividends paid to $0.04 per share. The Company expects to continue its quarterly dividend rate of $0.04 per share for the foreseeable future.

(c) Share Repurchase Program

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

All repurchases of the Company’s common stock during the quarter ended June 30, 2004 were part of this repurchase program. The following table shows the monthly fourth quarter fiscal year 2004 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)
4/1/04 – 4/30/04	91,700	$43.97	91,700	$56,906
5/1/04 – 5/31/04	238,300	43.29	238,300	$46,590
6/1/04 – 6/30/04	—	—	—	$46,590

Total	330,000	$43.48	330,000

Item 6. Selected Financial Data

The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Item 8.

	2004	2003	2002		2001	2000
Revenues	$1,923,143	$1,684,530	$1,454,191		$1,311,621	$1,142,993
Operating income	180,718	158,940	133,864		109,281	97,216	(a)
Net income (d)	105,478	86,675	72,054	(b)	53,088	49,654	(a)
Net income per diluted share	2.29	1.92	1.63		1.26	1.19
Total assets	1,271,859	1,112,955	957,190		736,505	628,355
Long-term debt, including current portion	301,143	301,757	299,016		261,558	234,601
Dividends declared	$0.14	$0.12	$0.12		$0.12	$0.12	(c)

(a)	The following information is provided to facilitate comparisons of operating income and net income. Fiscal year 2000 operating income was decreased by $2,940 related primarily to merger and restructuring charges. These items reduced fiscal year 2000 net income by $2,726.

(b)	An income tax benefit increased reported net income by approximately $1.8 million in fiscal year 2002. See Note 8 to the Consolidated Financial Statements.

(c)	In addition, Supercuts UK declared dividends of $367 during fiscal year 2000.

(d)	Effective July 1, 2001, Regis changed its accounting to discontinue the amortization of goodwill. In fiscal year 2001 and 2000, goodwill amortization reduced reported net income by $8,866 and $7,741, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

ANNUAL RESULTS

The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statement of Operations in Item 8. expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Years Ended June 30,
	2004	2003	2002
Company-owned service revenues (1)	70.0%	70.6%	70.0%
Company-owned product revenues (1)	30.0	29.4	30.0
Franchise revenues	5.6	6.1	5.3

Company-owned operations:
Profit margins on service (2)	43.4	43.6	43.4
Profit margins on product (3)	49.2	50.0	47.6
Direct salon (1)	9.0	9.0	9.0
Rent (1)	14.7	14.8	14.3
Depreciation (1)	3.4	3.5	3.5

Franchise direct costs, including product and equipment (4)	54.6	56.0	49.1
Corporate and franchise support costs	9.5	9.7	9.6
Depreciation and amortization	0.7	0.7	0.7

Operating income	9.4	9.4	9.2
Income before income taxes	8.6	8.2	8.0
Net income	5.5	5.1	5.0

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of company-owned service revenues.

(3)	Computed as a percent of company-owned product revenues.

(4)	Computed as a percent of franchise revenues.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S OVERVIEW

Regis Corporation, based in Minneapolis, Minnesota, is an owner, operator and franchisor of hair and retail product salons and beauty career schools. Our worldwide operations include 10,162 system-wide North American and international salons, including ten beauty career schools, at June 30, 2004. Each of our concepts has generally similar products and services and serves mass-market consumers. Our operations are organized to be managed based on geographical location. Our North American operation includes 8,148 salons, including 2,330 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international operations include 2,014 salons, including 1,594 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. During fiscal year 2004, we had an average of approximately 50,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, building blocks. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of 10-to-14 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth to be roughly equal. However, depending on several factors, including the availability of appropriate real estate, availability of salons for sale and same-store sales trends, this mix will vary from year-to-year. We believe achieving revenue growth of 10-to-14 percent will allow us to increase annual earnings at a low-to-mid teen percent growth rate.

Organic revenue growth is achieved through the combination of new salon construction and same-store sales increases. Each fiscal year, we anticipate building several hundred corporate salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook is for annual consolidated low single-digit same-store sales increases. Based on current fashion and economic cycles, we project our fiscal year 2005 consolidated same-store sales increase to be at the low end of our long-term outlook range.

Historically, acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately 10 salons. From fiscal year 1994 to fiscal year 2004, we completed nearly 300 acquisitions, adding over 7,400 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

We execute our growth strategy by focusing on real estate. Our real estate strategy is dependent on adding salons in convenient locations with good visibility, strong customer traffic and appropriate trade demographics. Our various salon and product concepts are now operating in a wide range of retailing environments. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. We anticipate that we will add approximately 1,000 salons each year through a combination of organic, acquisition and franchise growth.

The conceptual strength of our business is in the fundamental similarity of our salon concepts that allow flexibility and multiple salon concept placement in shopping centers and neighborhoods, and broad customer mix. Each concept is targeted at the middle market customer, however each attracts a slightly different demographic. We anticipate expanding all of our salon concepts. In addition, we anticipate testing and developing new salon concepts to complement our existing concepts.

We have begun acquiring and are exploring the possibility of building beauty career schools. The beauty career school business is highly profitable, and often participates in governmental programs designed to encourage education. We believe there is an opportunity to place graduates in our various salon concepts which may provide us with another competitive advantage. Similar to the salon industry, the beauty career school business is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry. Expanding this business would allow the Company to add incremental revenue without cannibalizing our existing salon business. Primarily through acquisition, we believe beauty career schools could contribute over $100 million in annual revenue in five years.

Additionally, we desire to enter the Asian market within the next five years.

For a discussion of our near-term expectations, please refer to the Investor Information section of our website at www.regiscorp.com.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and an investment grade credit rating, we are confident that we will be able to financially support our long-term growth objectives.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Changes in these estimates could have a material effect on our Consolidated Financial Statements.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8. of this Form 10-K. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Goodwill

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. According to our accounting policy, an annual review was performed during the third quarter of fiscal year 2004, and no impairment was identified. A similar review will be performed in the third quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed organic growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred in the future if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. We generally consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill naturally resides. The Company believes that the international operations have the highest risk for potential impairment should future revenue growth rates be lower than expected, or interest or tax rates increase.

Long-Lived Assets

We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis is performed on a salon-by-salon basis. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total estimated future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

Judgments made by management related to the expected useful lives of long-lived assets and the ability to realize undiscounted cash flows in excess of the carrying amounts of such assets are affected by factors such as the ongoing maintenance and improvement of the assets, changes in economic conditions and changes in operating performance. As the ongoing expected cash flows and carrying amounts of long-lived assets are assessed, these factors could cause us to realize material impairment charges.

Purchase Price Allocation

We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies.

Revenue Recognition for Company-Owned Salons

Company-owned salon revenues and related gross margin are recorded at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the salon receives the customer’s payment. There are minimal accounting judgments and uncertainties affecting the application of this policy. Based on historical results, refunds to the customer represent less than one percent of total company-owned revenues. The vast majority of returns and refunds occur within a matter of days of the original sales transaction. A significant increase in returns or refunds could have a material impact on revenues disclosed in the Consolidated Financial Statements.

Cost of Product Used and Sold

Product costs are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least twice a year and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions. During fiscal year 2004, we performed physical inventory counts in September, January and May and adjusted our estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on our gross margin.

Self-insurance Accruals

We use a combination of third-party insurance and self-insurance for a number of risks including workers’ compensation, health insurance and general liability claims. The liability reflected on our Consolidated Balance Sheet represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors prepared by independent third-party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions.

Contingencies

We are involved in various lawsuits and claims that arise from time to time in the ordinary course of our business. Accruals are recorded for such contingencies based on our assessment that the occurrence is probable, and where determinable, an estimate of the liability amount. Management considers many factors in making these assessments including past history and the specifics of each case. However, litigation is inherently unpredictable and excessive verdicts do occur, which could have a material impact on our Consolidated Financial Statements.

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgements. Certain of these estimates and judgements occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not be ultimately recoverable. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which it is determined that the recovery is not probable.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when management determines the liabilities are no longer necessary. If management’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues primarily include revenues of company-owned salons, franchise royalties, franchise fees and product and equipment sales to franchisees. During fiscal year 2004, consolidated revenues increased 14.2 percent to a record $1.9 billion. During fiscal year 2003, consolidated revenues increased 15.8 percent to $1.7 billion. The following chart details our consolidated revenues by concept:

(Dollars in thousands)	2004	2003	2002
Revenues:
North America:
Regis Salons	$482,303	$437,449	$416,240
MasterCuts	173,415	170,288	164,768
Trade Secret*	242,604	209,671	192,892
SmartStyle	294,564	227,527	178,728
Strip Center Salons*	518,856	468,121	382,483

Total North America	1,711,742	1,513,056	1,335,111

International*	211,401	171,474	119,080

Consolidated revenues	$1,923,143	$1,684,530	$1,454,191

Percent change from prior year	14.2%	15.8%	10.9%

Same-store sales increase	2.6%	1.2%	3.1%

*	Includes aggregate franchise revenues of $106.9, $101.9 and $77.6 million for fiscal years 2004, 2003 and 2002, respectively. North American franchise revenues represented 63.0, 64.4 and 82.6 percent of total franchise revenues in fiscal year 2004, 2003 and 2002, respectively.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on that specific day of the week during the corresponding prior period. Annual same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 14.2 and 15.8 percent increases in consolidated revenues during fiscal year 2004 and 2003, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
Factor	2004	2003
Acquisitions (previous twelve months)	7.1%	11.5%
Organic growth	6.1	4.4
Foreign currency	1.7	1.3
Franchise revenues	—	—
Closed salons	(0.7)	(1.4)

	14.2%	15.8%

We acquired 411 and 560 company-owned salons during the years ended June 30, 2004 and 2003, respectively, including 206 franchise buybacks during fiscal year 2004 and 97 during fiscal year 2003. The organic growth stemmed from the construction of 452 and 397 company-owned salons during the twelve months ended June 30, 2004 and 2003, respectively, as well as consolidated same-store sales increases. During fiscal year 2004 and 2003, the foreign currency impact was driven by the weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

North American Revenues. Total North American revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Year Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$1,711,742	$198,686	13.1%	2.2%
2003	1,513,056	177,945	13.3	0.7
2002	1,335,111	124,442	10.3	3.0

The fiscal year 2004 and 2003 percentage increases were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
Factor	2004	2003
Acquisitions (previous twelve months)	6.9%	8.6%
Organic growth	6.2	5.6
Foreign currency	0.5	0.2
Franchise revenues	0.1	0.1
Closed salons	(0.6)	(1.2)

	13.1%	13.3%

We acquired 383 and 543 company-owned North American salons during the years ended June 30, 2004 and 2003, respectively. The organic growth stemmed from the construction of 433 and 387 company-owned salons in North America during the twelve months ended June 30, 2004 and 2003, respectively, as well as North American same-store sales increases. Same-store sales increases achieved during fiscal year 2004 and 2003 were driven primarily by strong product sales, as well as a shift towards higher priced services, such as hair coloring. The foreign currency impact during fiscal years 2004 and 2003 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

International Revenues. Total international revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Year Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$211,401	$39,927	23.3%	4.9%
2003	171,474	52,394	44.0	6.0
2002	119,080	18,128	18.0	4.1

The fiscal year 2004 and 2003 percentage increases were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
Factor	2004	2003
Acquisitions (previous twelve months)	9.4%	43.9%
Organic growth	4.8	(10.5)
Foreign currency	12.0	14.8
Franchise revenues	(0.8)	(1.2)
Closed salons	(2.1)	(3.0)

	23.3%	44.0%

We acquired 28 and 17 company-owned international salons during fiscal year 2004 and 2003, respectively. The organic growth stemmed from the construction of 19 and ten company-owned salons in the United Kingdom during the twelve months ended June 30, 2004 and 2003, respectively, as well as international same-store sales increases. During fiscal year 2004, same-store service sales were lower than in the prior fiscal year as the service business continues to be impacted by the economy and a lengthening of hairstyles. International same-store product sales increased 30.2 and 23.6 percent during fiscal year 2004 and 2003, respectively, benefiting from our continuing improvement in assessing the merchandising demands of our international customers. The foreign currency impact during fiscal year 2004 and 2003 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates. International franchise revenues decreased primarily due to 33 and 57 fewer international franchise salons being open at June 30, 2004 and 2003, respectively, as compared to the prior fiscal year.

Consolidated Revenues. North American and international revenues are primarily comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. Fluctuations in these three revenue categories were as follows:

Service Revenues. Service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Year Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$1,271,232	$153,670	13.8%	0.3%
2003	1,117,562	153,678	15.9	0.4
2002	963,884	70,412	7.9	1.5

The growth in service revenues in fiscal years 2004 and 2003 was driven by acquisitions and organic growth (new salon construction and same-store sales growth). Fiscal year 2003 same-store service sales increases were not as robust as in the prior year due to a weaker economic climate. During fiscal year 2004, same-store service sales continued to be modest due to a slight lengthening of customer visitation patterns stemming from a fashion trend towards longer hairstyles, as well as a continuing weak economic climate.

Product Revenues. Product revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Year Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$545,012	$79,959	17.2%	8.1%
2003	465,053	52,325	12.7	2.9
2002	412,728	50,870	14.1	7.1

The increases in product revenues demonstrate our strength in merchandising professional salon products. During fiscal year 2004, product revenues increased 60 basis points to 30.0 percent of total company-owned revenues. This increase is due primarily to strong same-store product sales, coupled with modest same-store service sales growth. Same-store product sales increases were more robust than in the prior fiscal year primarily due to continual improvement in our merchandising execution, with emphasis placed on management of promotional buying and new product lines. Our merchandising strategy recognizes and stresses the importance of product education and communication with the salons. In addition, the sale of beauty tools, such as flat irons, was a strong contributor to the increased same-store product sales, particularly in Trade Secret and the international salons.

In fiscal year 2003, product revenues as a percent of total company-owned revenues decreased to 29.4 percent, compared to 30.0 percent of revenues in fiscal year 2002. The decrease as a percent of company-owned sales during fiscal year 2003 was primarily due to the large number of strip center salons which were acquired over the twelve months ended June 30, 2003. Strip center salons have a lower product sales mix than the corporate average. Same-store product sales increases were lower during fiscal year 2003 than in the prior year primarily due to decreased mall traffic, as well as a weaker economy.

Franchise Revenues. Total franchise revenues, which include royalties, franchise fees and our product and equipment sales to franchisees, were as follows:

(Dollars in thousands)			Increase (Decrease) Over Prior Fiscal Year
Year Ended June 30,		Revenues	Dollar	Percentage
2004:	Royalties	$70,164	$8,298	13.4%
	Franchise fees	3,469	(2,347)	(40.4)
	Franchise product sales	33,266	(967)	(2.8)

	Total franchise revenues	$106,899	$4,984	4.9%

2003:	Royalties	$61,866	$14,552	30.8%
	Franchise fees	5,816	2,385	69.5
	Franchise product sales	34,233	7,399	27.6

	Total franchise revenues	$101,915	$24,336	31.4%

2002:	Royalties	$47,314	$11,420	31.8%
	Franchise fees	3,431	1,095	46.9
	Franchise product sales	26,834	8,773	48.6

	Total franchise revenues	$77,579	$21,288	37.8%

Total franchise salons open at June 30 were 3,924, 4,054 and 3,908 for fiscal years 2004, 2003 and 2002, respectively. We purchased 206 of our franchise salons during fiscal year 2004, which was one of the drivers of the overall decrease in the number of franchise salons between periods. Of total consolidated franchise revenues, North American franchise revenues represented 63.0, 64.4 and 82.6 percent in fiscal years 2004, 2003 and 2002, respectively.

Fiscal Year 2004 Versus Fiscal Year 2003

The increase in total consolidated franchise revenues during fiscal year 2004 was due to favorable foreign currency fluctuations, which caused franchise revenues to increase 5.1 percent. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues decreased 0.2 percent, primarily due to our purchase of 206 franchise salons during the year.

Royalties increased during fiscal year 2004 primarily due to international franchise salons. Approximately 6.6 percent of the 13.4 percent fiscal year 2004 increase was related to favorable foreign currency fluctuations.

Franchise fees decreased during fiscal year 2004 primarily due to the timing of franchise development, particularly with regard to the international franchise salons. The 40.4 percent decrease in franchise fees during fiscal year 2004 was net of a favorable impact of approximately one percent related to foreign currency exchange rate fluctuations.

Sales of product and equipment to franchise salons decreased during fiscal year 2004 primarily due to our purchase of 206 franchise salons during the year. The franchise product revenues contributed by these salons were replaced by company-owned product revenues. Further, lower international franchise salon counts as compared to the prior fiscal year and a reduction in the prices of product sold to international franchisees contributed to the decrease in franchise product revenues. The 2.8 percent decrease is net of a 3.1 percent favorable impact related to foreign currency exchange rate fluctuations.

Fiscal Year 2003 Versus Fiscal Year 2002

The increase in international franchise revenues during fiscal year 2003, which drove the overall annual increase in consolidated franchise revenues, was primarily due to the acquisition of the European franchise operations during fiscal year 2002. Approximately seven percent of the 31.4 percent increase during fiscal year 2003 was due to the favorable impact of foreign currency exchange rate fluctuations.

Royalties increased during fiscal year 2003 primarily related to the acquisitions of the European franchise operations during the first and fourth quarters of fiscal year 2002. Approximately eight percent of the 30.8 percent increase during fiscal year 2003 was due to the favorable impact of foreign currency exchange rate fluctuations.

Franchise fees increased during fiscal year 2003 primarily as the result of franchise fees from salons opened in Europe due to our increased presence there after the fiscal year 2002 acquisitions of the European franchise operations. Favorable foreign currency exchange rate fluctuations caused 14.1 of the 69.5 percent increase during fiscal year 2003.

Sales of product and equipment to franchise salons increased during fiscal year 2003 primarily as the result of product sales to the European franchise operations. The increase during fiscal year 2003 was lower than during fiscal year 2002 primarily due to a same-store product sales decrease of 2.6 percent for North American franchise salons during fiscal year 2003. As previously discussed, a weaker economic environment negatively impacted fiscal year 2003 same-store product sales. Favorable foreign currency exchange rate fluctuations caused 5.0 of the 27.6 percent increase during fiscal year 2003.

Cost of Revenue

Total company-owned gross margin. Our cost of revenues includes salon based labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Year Ended	Total	Company-owned
June 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
2004	$819,731	45.1	$99,657	13.8%	(40)
2003	720,074	45.5	105,862	17.2	90
2002	614,212	44.6	59,659	10.8	40

*	Represents the annual basis point change in total margin as a percent of company-owned revenues.

Company-owned service margin. Service margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Year Ended	Service	Company-owned
June 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
2004	$551,423	43.4	$63,806	13.1%	(20)
2003	487,617	43.6	69,760	16.7	20
2002	417,857	43.4	33,336	8.7	40

*	Represents the annual basis point change in service margin as a percent of company-owned service revenues.

The basis point decrease in service margins during fiscal year 2004 was primarily related to an increase in credit card processing fees and state unemployment taxes, partially offset by improved payroll costs as a percent of company-owned service revenues. As a percentage of company-owned service revenues, payroll costs were 51.9 percent in fiscal year 2004, compared with 52.1 percent in fiscal year 2003 and 52.4 percent in fiscal year 2002. These improvements, which were the primary driver of the improvement in service margins during fiscal year 2003, were primarily due to adherence to our labor guidelines and salon level productivity programs. Additionally, service margins during fiscal year 2003 were favorably impacted by lower cost related to the products used in salon services, consistent with the discussion below in product margins.

Company-owned product margin. Product margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Year Ended	Product	Company-owned
June 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
2004	$268,308	49.2	$35,851	15.4%	(80)
2003	232,457	50.0	36,102	18.4	240
2002	196,355	47.6	26,293	15.5	60

*	Represents the annual basis point change in product margin as a percent of company-owned product revenues.

The fiscal year 2004 basis point decrease in product margins was primarily due to the prior fiscal year’s favorable physical inventory result stemming from a count performed in the fall of that year, which contributed approximately $2.8 million to fiscal year 2003 reported net income. The favorable physical inventory result was accounted for as a change in estimate associated with inventory gross profit margins (and thus reduced the cost of product sales) and was driven primarily by our ability to negotiate favorable terms with our suppliers due to our size and volume of purchases. We subsequently adjusted our cost of goods usage percentages based on the results of this physical inventory.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes were as follows:

(Dollars in thousands)		Expense as % of	Increase (Decrease) Over Prior Fiscal Year
Year Ended		Company-owned
June 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
2004	$267,368	14.7	$33,547	14.3%	(10)
2003	233,821	14.8	36,552	18.5	50
2002	197,269	14.3	20,322	11.5	20

*	Represents the annual basis point change in rent expense as a percent of total company-owned revenues.

The improvement in rent expense as a percent of company-owned revenues during fiscal year 2004 was primarily due to improved common area maintenance charges (i.e., shared utility and other costs) charged by the landlords stemming from continuing scrutiny by management of such expenses. Additionally, same-store sales increased in greater magnitude than the fixed cost components of rent expense during the current fiscal year. The basis point increase in fiscal year 2003 rent expense is primarily due to rent expense increasing at a faster rate than same-store sales, as well as higher minimum rents related to acquired JLD salons in Manhattan.

Franchise Direct Costs, Including Product and Equipment

Franchise direct costs include all direct costs related to franchise salons, such as the cost of product and equipment sold to franchisees and direct costs incurred to support franchising activities. During fiscal year 2004, 2003 and 2002, franchise direct costs were as follows:

(Dollars in thousands)		Expense as %	Increase (Decrease) Over Prior Fiscal Year
Year Ended	Franchise	of Franchise
June 30,	Direct	Revenues	Dollar	Percentage	Basis Point*
2004	$58,413	54.6	$1,363	2.4%	(140)
2003	57,050	56.0	18,936	49.7	690
2002	38,114	49.1	16,877	79.5	1,140

*	Represents the annual basis point change in franchise direct costs as a percent of franchise revenues.

During fiscal year 2004, the basis point improvement in franchise direct costs was primarily due to cost efficiencies realized as a result of the completion of the back-office integration associated with our European franchise operations. In addition, lower franchise product sales, which have a higher cost component than franchise royalties and fees, contributed to the overall improvement. In fiscal year 2003, franchise direct costs increased as a percent of franchise revenues stemming from the costs associated with implementing this back-office integration and a full year of operating costs in Europe, as opposed to having European operations for only a fraction of fiscal year 2002.

Corporate and Franchise Support Costs

Corporate and franchise support costs (CFSC) include expenses related to salon operations (field supervision, salon training and promotions and product distribution) and home office administration costs (such as salaries and professional fees). During fiscal year 2004, 2003 and 2002, corporate and franchise support costs were as follows:

(Dollars in thousands)		Expense as %	Increase (Decrease) Over Prior Fiscal Year
Year Ended		of Total
June 30,	CFSC	Revenues	Dollar	Percentage	Basis Point*
2004	$181,992	9.5	$18,736	11.5%	(20)
2003	163,256	9.7	23,602	16.9	10
2002	139,654	9.6	13,727	10.9	—

*	Represents the annual basis point change in CFSC as a percent of total revenues.

Excluding the impact of fiscal year 2003 EEOC settlement costs, CFSC as a percent of consolidated revenues was flat during fiscal year 2004 as compared to the prior fiscal year. During the fourth quarter of fiscal year 2003, we recorded a charge of $3.2 million related to a settlement with the EEOC. See Note 7 to the Consolidated Financial Statements for further discussion.

Interest

Interest expense was as follows during fiscal year 2004, 2003 and 2002:

(Dollars in thousands)		Expense as %	Increase (Decrease) Over Prior Fiscal Year
Year Ended		of Total
June 30,	Interest	Revenues	Dollar	Percentage	Basis Point*
2004	$17,064	0.9	$(4,330)	(20.2)%	(40)
2003	21,394	1.3	2,384	12.5	—
2002	19,010	1.3	(2,477)	(11.5)	(30)

*	Represents the annual basis point change in interest expenses as a percent of total revenues.

The fiscal year 2004 decrease in interest, and improvement as a percent of consolidated revenues, stemmed from our strong cash flow and lower outstanding debt balance as a result of the timing of acquisitions. In addition, the expiration of $55.0 million of pay-fixed, receive-variable interest rate swaps in the fourth quarter of fiscal year 2003 contributed to the improvement, as a larger percentage of our total debt was subject to lower short-term variable interest rates.

The dollar increase in fiscal year 2003 stemmed from a higher average outstanding debt related to the timing of acquisitions. Additionally, we exercised our option under an operating lease to purchase the Salt Lake City distribution center. Prior to the purchase, the variable payments related to the lease were hedged by an interest rate swap. At the date of the purchase, a $0.9 million non-cash charge was recognized in interest expense, representing the fair value of the swap at the date of purchase. For additional information pertaining to our debt structure and interest rates thereon, see Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Income Taxes

The Company’s reported effective tax rate was as follows:

	Effective	Basis Point
Fiscal Year	Rate	Decrease
2004	36.0%	(150)
2003	37.5	(20)
2002	37.7	(260)

Changes in our overall effective tax rate are largely the result of a larger percentage of our income being generated in lower rate international tax jurisdictions. Fiscal year 2003 was the first full year of operations from the acquired European franchise companies and foreign currency exchange movements are favorably impacting our mix of international income. The associated effective tax rate on our international businesses, which are in lower tax jurisdictions, resulted in the improvement in fiscal year 2004 and 2003 effective tax rates. Absent the nonrecurring income tax benefit recorded in fiscal year 2002, the effective tax rate for that fiscal year would have been 39.2 percent.

Effects of Inflation

We compensate some of our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of revenues to remain relatively constant. Accordingly, this provides us certain protection against inflationary increases as payroll expense and related benefits (our major expense components) are variable costs of sales. In addition, we may increase pricing in our salons to offset any significant increases in wages. Therefore, we do not believe inflation has had a significant impact on the results of operations.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In fiscal year 2004 and 2003, foreign currency translation had a positive impact on consolidated revenues and net income before income taxes due to the strengthening of the Canadian dollar, British pound and Euro. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal year and the prior fiscal year. Using this method, foreign currency exchange rate fluctuations had a positive impact on consolidated net income of $2.5 and $1.1 million during fiscal year 2004 and 2003, respectively.

		Currency	Constant	Reported	Constant Currency
Fiscal Year 2004	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Company-owned revenues:
North America	$1,644,397	$7,257	$1,637,140	13.6%	13.1%
International	171,847	15,929	155,918	27.1	15.3

Total	$1,816,244	$23,186	$1,793,058	14.8%	13.3%

Franchise revenues:
North America	$67,345	$543	$66,802	2.6%	1.8%
International	39,554	4,689	34,865	9.0	(3.9)

Total	$106,899	$5,232	$101,667	4.9%	(0.2)%

Total revenues:
North America	$1,711,742	$7,800	$1,703,942	13.1%	12.6%
International	211,401	20,618	190,783	23.3	11.3

Total	$1,923,143	$28,418	$1,894,725	14.2%	12.5%

Income before income taxes:
North America	$334,886	$1,416	$333,470	9.8%	9.3%
International	37,632	3,635	33,997	44.5	30.5
Corporate**	(207,709)	(1,668)	(206,041)	7.9	7.1

Total	$164,809	$3,383	$161,426	18.9%	16.5%

*	represents the percentage increase over prior fiscal year reported amounts

**	primarily CFSC, corporate depreciation and amortization and net interest expense

		Currency	Constant		Constant
Fiscal Year 2003	Reported	Translation	Currency	Reported	Currency
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	% Increase*	% Increase*
Company-owned revenues:
North America	$1,447,425	$2,257	$1,445,168	13.9%	13.7%
International	135,190	12,297	122,893	28.1	16.4

Total	$1,582,615	$14,554	$1,568,061	15.0%	13.9%

Franchise revenues:
North America	$65,631	$179	$65,452	2.5%	2.2%
International	36,284	5,315	30,969	168.1	128.8

Total	$101,915	$5,494	$96,421	31.4%	24.3%

Total revenues:
North America	$1,513,056	$2,436	$1,510,620	13.3%	13.1%
International	171,474	17,612	153,862	44.0	29.2

Total	$1,684,530	$20,048	$1,664,482	15.8%	14.5%

Income before income taxes:
North America	$304,978	$375	$304,603	14.7%	14.5%
International	26,046	2,618	23,428	59.5	43.5
Corporate**	(192,423)	(1,666)	(190,757)	15.5	14.5

Total	$138,601	$1,327	$137,274	19.8%	18.7%

*	represents the percentage increase over prior fiscal year reported amounts

**	primarily corporate and franchise support costs, corporate depreciation and amortization and net interest expense

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, was as follows:

	Debt to	Basis Point
Fiscal Year	Capitalization	Improvement
2004	30.5%	440
2003	34.9	530
2002	40.2	330

Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements. Since December 2001, we have maintained an investment grade “2” rating with the NAIC, the rating agency that regulates insurance companies in the private placement debt market.

Total assets at June 30, 2004 and 2003 were as follows:

(Dollars in thousands)

	Total	$ Increase Over	% Increase Over
June 30,	Assets	Prior Year	Prior Year
2004	$1,271,859	$158,904	14.3%
2003	1,112,955	155,765	16.3

Salon acquisitions were primarily funded by a combination of operating cash flows, debt and the assumption of acquired salon liabilities.

Total shareholders’ equity at June 30, 2004 and 2003 was as follows:

(Dollars in thousands)

	Shareholders’	$ Increase Over	% Increase Over
June 30,	Equity	Prior Year	Prior Year
2004	$687,561	$124,757	22.2%
2003	562,804	118,139	26.6

During fiscal year 2004 and 2003, equity increased as a result of net income, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, and additional paid-in capital recorded in connection with the exercise of stock options and stock issued for business acquisitions, partially offset by share repurchases under our stock repurchase program.

Cash Flows

Operating Activities

Net cash provided by operating activities increased in fiscal year 2004 and 2003 to $205.7 and $151.1 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Years Ended June 30,
(Dollars in thousands)	2004	2003
Net income	$105,478	$86,675
Depreciation and amortization	75,547	67,399
Deferred income taxes	16,071	3,475
Accounts payable and accrued expenses	4,470	22,468
Inventories	(462)	(31,145)
Other	4,560	2,247

	$205,664	$151,119

During fiscal year 2004, deferred income taxes increased primarily due to differences in the book and tax treatment of depreciation and amortization methodologies associated with property and equipment and goodwill. During fiscal year 2003, inventories increased resulting from additional needs due to growth through acquisitions and new construction, as well as same-store product sales increasing at a slower rate of 2.9 percent during fiscal year 2003, compared to 7.1 percent in the prior year.

Investing Activities

Net cash used in investing activities of $173.4 and $143.1 million in fiscal year 2004 and 2003, respectively, was the result of the following:

	Investing Cash Flows
	For the Years Ended June 30,
(Dollars in thousands)	2004	2003
Capital expenditures for remodels or other additions	$(36,192)	$(32,339)
Capital expenditures for new salon construction	(28,542)	(28,418)
Capital expenditures for the corporate office (including all technology-related expenditures)	(9,342)	(16,703)
Business and salon acquisitions	(99,734)	(66,880)
Proceeds from the sale of assets	432	1,273

	$(173,378)	$(143,067)

We constructed 452 company-owned salons and acquired 411 company-owned salons (206 of which were franchise buybacks) during fiscal year 2004. We constructed 397 company-owned salons and acquired 560 company-owned salons (97 of which were franchise buybacks) during fiscal year 2003. The company-owned constructed and acquired salons consisted of the following number of salons in each concept:

	Years Ended June 30,
	2004		2003
	Constructed	Acquired	Constructed	Acquired
Regis Salons	33	10	53	73
MasterCuts	34	3	47	—
Trade Secret	26	14	34	10
SmartStyle	174	61	168	14
Strip Center	166	295	85	446
International	19	28	10	17

	452	411	397	560

Additionally, we completed 169 and 179 major remodeling projects during fiscal years 2004 and 2003, respectively.

Financing Activities

Net cash used in financing activities was $16.8 and $36.3 million during fiscal year 2004 and 2003, resulting from the following:

	Financing Cash Flows
	For the Years Ended June 30,
(Dollars in thousands)	2004	2003
Repurchase of common stock	$(22,548)	$(21,694)
Net (payments) borrowings of long-term debt	(12,224)	18,529
Dividend payments	(6,166)	(5,202)
Net borrowings (payments) on revolving credit facilities	6,625	(32,225)
Proceeds from the issuance of common stock	17,347	7,051
Other	118	(2,720)

	$(16,848)	$(36,261)

The proceeds from the issuance of common stock were related to the exercise of stock options. In the third quarter of fiscal year 2004, the quarterly dividend was increased from its historical rate of $0.03 per share to $0.04 per share.

New Financing Arrangements

Fiscal Year 2004

In the second quarter of fiscal year 2004, the Company entered into an $11.9 million term loan related to its Salt Lake City Distribution Center. The loan has a rate of 7.16 percent and matures in November of fiscal year 2011.

Fiscal Year 2003

In November 2002, we extended our revolving credit facility through November 2006. In February 2003, we renewed one of our private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms. There were no other significant financing activities during fiscal year 2003. Derivative instruments are discussed in Note 5 to the Consolidated Financial Statements and in Item 7A. of this Annual Report on Form 10-K.

In June 2003, we borrowed $30.0 million under a 4.69 percent senior term note due June 2013 to repay existing debt from our revolving credit facility.

Fiscal Year 2002

In March 2002, we completed a $125.0 million private debt placement, with an average life of 8.6 years and a fixed coupon rate of 6.98 percent. Proceeds were in part used to repay approximately $75.0 million of existing debt from our revolving credit facility. The additional $50.0 million of proceeds were primarily used to fund the JLD acquisition, which was completed in April 2002.

Acquisitions

The acquisitions during fiscal years 2004 and 2003 are summarized below. These acquisitions individually and in the aggregate are not material to our operations. Therefore, pro forma information is not included in the Notes to the Consolidated Financial Statements.

	Number of		Number of
Fiscal Year 2004	Salons/Schools	Fiscal Year 2003	Salons/Schools
Company-Owned		Company-Owned
Franchise buybacks	206	Franchise buybacks	97
Holiday Hair	153	BoRics	328
Blaine Beauty Career Schools	6	Vidal Sassoon salons	25
Other	46	Vidal Sassoon Beauty Academies	4
		Opal Concepts (various salons)	90
		Other	16

Total	411	Total	560

Franchise Networks		Franchise Networks
	None	Pro Cuts	198

The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock. Since 1994, we have acquired over 7,400 salons. One of the Vidal Sassoon Beauty Academies and 14 of the Vidal Sassoon salons acquired during fiscal year 2003 were located in Europe. The remaining acquisitions listed above relate to salons or schools located within North America.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2004:

(Dollars in thousands)	Within	Payments due by period		More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
On-balance sheet:
Long-term debt obligations	$16,159	$72,378	$100,026	$99,753	$288,316
Capital lease obligations	2,969	6,489	3,369		12,827
Other long-term liabilities	1,521	2,109	2,532	16,329	22,491

Total on-balance sheet	20,649	80,976	105,927	116,082	323,634

Off-balance sheet(a):
Operating lease obligations	220,456	342,856	200,261	142,384	905,957
Other long-term obligations	485	1,028	1,167	2	2,682

Total off-balance sheet	220,941	343,884	201,428	142,386	908,639

Total	$241,590	$424,860	$307,355	$258,468	$1,232,273

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

On-Balance Sheet Obligations

Our long-term obligations are composed primarily of senior term notes and a revolving credit facility. The related interest expected to be paid in relation to these obligations is not included in the table above. Additionally, certain senior term notes are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.” At June 30, 2004, $2.4 million of our long-term obligations represents the fair value of the adjustments made to mark these hedge contracts to fair value and an additional $1.1 million represents a deferred gain related to the termination of certain interest rate hedge contracts in the prior fiscal year.

Other long-term liabilities in the contractual obligations table include a total of $9.8 million related to a salary deferral program, $7.2 million related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees, $4.5 million related to the Executive Profit Sharing Plan (see Note 9) and $1.0 million related to contractual payments required under non-compete agreements entered into in conjunction with recent acquisitions. All amounts exclude amounts deemed to represent interest payments.

This table excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations, as defined by FAS 47, “Disclosure of Long-Term Obligations.” Also excluded from the contractual obligations table are payment estimates associated with employee health and workers’ compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers’ compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $10.7 and $8.6 million at June 30, 2004 and 2003, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. Refer to Note 9 of the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

Operating leases primarily represent long-term obligations for the rental of salon premises, including leases for company-owned salons, as well as franchisee subleases of approximately $126.4 million, which are funded by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

Other long-term obligations represent our guarantees, primarily entered into prior to December 31, 2002, on a limited number of equipment lease agreements between our franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.7 million at June 30, 2004, terminate at various dates between June 2006 and April 2009. The Company has not experienced and does not expect any material loss to result from these arrangements.

In certain franchise area development agreements, a buyback program was included allowing the franchisee to require us to purchase all of their salon assets within a specified market for 90 percent of their original cost within two years from the date of the franchisee opening their first salon. As of June 30, 2004, 17 existing franchise salons were covered by such agreements and the related maximum potential amount of undiscounted future payments was estimated to be approximately $1.2 million. This potential obligation is not included in the table above as the opportunity or the timing of the potential expenditures cannot be reasonably estimated. We have not and do not expect to incur material expenditures under the buyback program as the program has been discontinued with respect to any new franchise area development agreements and most franchisees who were offered the program in the past choose to continue operating the salons themselves. Further, in the case of a franchisee initiating the buyback program, we anticipate finding another franchisee to purchase the salons directly rather than purchasing them ourselves.

We have interest rate swap contracts, as well as a cross-currency swap to hedge a portion of our net investment in foreign operations. See Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” for a detailed discussion of our derivative instruments.

We do not have other unconditional purchase obligations, or significant other commercial commitments such as commitments under lines of credit, standby letters of credit and standby repurchase obligations or other commercial commitments.

We are in compliance with all covenants and other requirements of our credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2004. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

Financing activities are discussed on page 37 and in Note 4 to the Consolidated Financial Statements, and derivative activities are discussed in Note 5 to the Consolidated Financial Statements and Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”

Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2004, we have an unused committed line of credit amount of $220.6 million under our existing revolving credit facility.

Dividends

We paid dividends of $0.14 per share during fiscal year 2004 and $0.12 per share during fiscal years 2003 and 2002. On August 20, 2004, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 17, 2004 to shareholders of record on September 3, 2004.

Share Repurchase Program

In May 2000, our Board of Directors approved a stock repurchase program under which up to $50.0 million could be expended for the repurchase of Regis Corporation common stock. On August 19, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2004, a total of 1.8 million shares have been repurchased for $53.4 million, including $22.5 million during fiscal year 2004. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

Risk Factors

Impact of Acquisition and Real Estate Availablity

The key driver of our revenue and earnings growth is the number of salons we acquire or construct. While we believe that substantial future acquisition and organic growth opportunities exist, any material decrease in the number of such opportunities would have an impact on our revenue and earnings growth.

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. Visitation patterns to our salons can be adversely impacted by changes in unemployment rates and discretionary income levels.

Impact of Key Relationships

We maintain key relationships with certain companies. Termination of these relationships could have an adverse impact on our ability to grow or future operating results.

Impact of Fashion

Changes in consumer tastes and fashion trends can have an impact on our financial performance.

Impact of Changes in Regulatory and Statutory Laws

With more than 10,000 locations and 50,000 employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

Impact of Competition

Competition on a market by market basis remains strong. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition.

Impact of Changes in Manufacturers’ Choice of Distribution Channels

The retail products that we sell are licensed to be carried exclusively by professional salons. Should the various product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue earned from product sales.

Impact of Changes to Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of floating rate debt instruments and other financial instruments. See discussion in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. For the year ended June 30, 2004, operations denominated in currencies other than the United States dollar represented approximately 19 percent of consolidated net income before income taxes, and changes in foreign currency exchange rates benefited net income before income taxes by approximately $3.4 million. This impact was calculated by multiplying current year net income before income taxes in local currencies by the change in the average foreign currency exchange rate between the current fiscal year and the prior fiscal year. Refer the constant currency discussion on page 33 for further detail.

Impact of Seasonality

Our business is not subject to substantial seasonal variations in demand. However, the timing of Easter may cause a quarterly variation in the third and fourth quarters. Historically, our revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenues associated with our corporate salons, as well as our franchise revenues, are of a replenishment nature. We estimate that customer visitation patterns are generally consistent throughout the year.

Impact of Changes in Securities Laws and Regulations

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. We are presently preparing for our required compliance with the Sarbanes-Oxley Act of 2002, and management’s assertions concerning financial reporting controls. While we believe that we can ultimately comply with the new legislated requirements associated with being a registrant with the Securities and Exchange Commission, this process is costly and presents both challenge and risk.

The Sarbanes-Oxley Act of 2002 also requires the SEC to promulgate new rules on a variety of subjects, in addition to rule proposals already made, and the New York Stock Exchange has approved revisions to its requirements for listed companies. We expect these developments to increase our compliance costs. These developments could possibly make it more difficult and more expensive to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These developments could make it more difficult for us to attract and retain qualified members of our board of directors, or qualified executive officers. We are presently evaluating and monitoring regulatory developments and cannot estimate the timing or magnitude of additional costs which may be incurred as a result.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 4, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries. The Company has established policies and procedures that govern the management of these exposures. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company’s policies and use of financial instruments.

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates may impact the Company’s interest expense by approximately $1.0 million. As of June 30, 2004 and 2003, the Company had the following outstanding debt balances:

	June 30,
(Dollars in thousands)	2004	2003
Fixed rate debt	$271,743	$278,957
Floating rate debt	29,400	22,800

	$301,143	$301,757

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

     (Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at June 30, 2004 and 2003. These swaps are being accounted for as cash flow swaps. During fiscal year 2003, the $11.8 million interest rate swap was redesignated from a hedge of variable rate operating lease obligations to hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease. See the discussion in Note 5 to the Consolidated Financial Statements for further explanation.

     (Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $81.0 and $88.5 million notional amount at June 30, 2004 and 2003, respectively, with maturation dates between July 2005 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. See Note 5 to the Consolidated Financial Statements for further discussion.

Tabular Presentation:

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2004 through November 2006. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

Expected maturity date as of June 30,

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$18,505	$17,203	$31,383	$24,495	$76,290	$99,753	$267,629	$271,120
Average interest rate	7.8%	7.3%	7.5%	7.6%	6.9%	6.9%	7.1%
Fixed rate (Euro)	$623						$623	$623
Average interest rate	5.5%						5.5%
Variable rate (U.S.$)			$29,400				$29,400	$29,400
Average interest rate			4.9%				4.9%

Total liabilities	$19,128	$17,203	$60,783	$24,495	$76,290	$99,753	$297,652	$301,143

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$12,500	$12,500	$22,000	$9,000	$25,000		$81,000	$(2,410)
Average pay rate**	4.3%	5.8%	6.6%	6.4%	6.6%		6.1%
Average receive rate**	7.2%	7.2%	7.3%	6.9%	6.8%		7.1%

Pay fixed/receive variable (U.S.$)	$11,800						$11,800	$316
Average pay rate	5.1%						5.1%
Average receive rate	2.3%						2.3%

**	Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2004.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2004, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates.

The table below provides information about the Company’s net investments in foreign operations and derivative financial instruments by functional currency and presents such information in United States (U.S.) dollar equivalents. The table summarizes the Company’s exposure to foreign currency translation risk related to its net investments in its foreign subsidiaries along with the associated cross-currency instrument with a notional amount of $21.3 million to partially hedge the Company’s Euro foreign currency exposure related to its $115.1 million net foreign investment. The cross-currency swap hedged approximately seven and nine percent of the Company’s net investments in total foreign operations at June 30, 2004 and 2003, respectively.

Net Investments:
(U.S.$ Equivalent in thousands)
Net investment (CND)	$64,758
Net investment (EURO)	115,139
Net investment (GBP)	83,966
Foreign Currency Derivative:
Fixed-for-fixed cross currency swap (Euro/U.S.)
Euro amount	€23,782
Average pay Euro rate	8.29%
U.S.$ amount	$21,284
Average receive U.S. rate	8.39%

The cross-currency swap derivative financial instrument expires in fiscal year 2007. At June 30, 2004 and 2003, the Company’s net investment in this derivative financial instrument was in an $8.7 and $6.7 million loss position, respectively, based on its estimated fair value. See Note 5 to the Consolidated Financial Statements for further discussion.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of
Regis Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the consolidated financial position of Regis Corporation at June 30, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Regis Corporation changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 24, 2004

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$73,567	$55,454
Receivables, net	35,033	31,947
Inventories	161,304	156,827
Deferred income taxes	15,285	18,469
Other current assets	28,253	16,963

Total current assets	313,442	279,660

Property and equipment, net	381,903	356,725
Goodwill	457,140	372,618
Other intangibles, net	79,174	64,498
Other assets	40,200	39,454

Total assets	$1,271,859	$1,112,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$19,128	$21,123
Accounts payable	53,112	56,175
Accrued expenses	129,721	118,696

Total current liabilities	201,961	195,994

Long-term debt	282,015	280,634
Other noncurrent liabilities	100,322	73,523

Total liabilities	584,298	550,151

Commitments and contingencies (Notes 6 and 7)

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at June 30, 2004 and 2003
Common stock, $.05 par value; issued and outstanding, 44,283,949 and 43,527,244 common shares at June 30, 2004 and 2003, respectively	2,214	2,176
Additional paid-in capital	220,204	207,650
Accumulated other comprehensive income	40,642	27,789
Retained earnings	424,501	325,189

Total shareholders’ equity	687,561	562,804

Total liabilities and shareholders’ equity	$1,271,859	$1,112,955

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
Revenues:
Company-owned salons:
Service	$1,271,232	$1,117,562	$963,884
Product	545,012	465,053	412,728

	1,816,244	1,582,615	1,376,612
Franchise revenues:
Royalties and fees	73,632	67,682	50,745
Product sales	33,267	34,233	26,834

	106,899	101,915	77,579

	1,923,143	1,684,530	1,454,191

Operating expenses:
Company-owned salons:
Cost of service	719,809	629,945	546,027
Cost of product	276,704	232,596	216,373
Direct salon	163,178	142,173	123,915
Rent	267,368	233,821	197,269
Depreciation	62,273	54,894	48,269

	1,489,332	1,293,429	1,131,853
Franchise direct costs, including product and equipment	58,413	57,050	38,114
Corporate and franchise support costs	181,992	163,256	139,654
Depreciation and amortization	12,688	11,855	10,706

Total operating expenses	1,742,425	1,525,590	1,320,327

Operating income	180,718	158,940	133,864

Other income (expense):
Interest	(17,064)	(21,394)	(19,010)
Other, net	1,155	1,055	796

Income before income taxes	164,809	138,601	115,650

Income taxes:
Provision	(59,331)	(51,926)	(45,346)
Nonrecurring income tax benefit			1,750

	(59,331)	(51,926)	(43,596)

Net income	$105,478	$86,675	$72,054

Net income per share:
Basic	$2.40	$2.00	$1.70

Diluted	$2.29	$1.92	$1.63

Weighted average common and common equivalent shares outstanding:
Basic	44,014	43,292	42,283

Diluted	46,145	45,229	44,172

Cash dividends declared per common share	$0.14	$0.12	$0.12

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock
	Shares	Amount
Balance, June 30, 2001	41,726,787	$2,087

Net income
Foreign currency translation adjustments
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(278,700)	(14)
Proceeds from exercise of stock options	621,163	31
Shares issued through franchise stock incentive program	8,198
Shares issued in connection with salon acquisitions	962,933	48
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2002	43,040,381	2,152

Net income
Foreign currency translation adjustments
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(860,301)	(43)
Proceeds from exercise of stock options	724,569	36
Shares issued through franchise stock incentive program	9,346
Shares issued in connection with salon acquisitions	613,249	31
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2003	43,527,244	2,176

Net income
Foreign currency translation adjustments
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(544,000)	(27)
Proceeds from exercise of stock options	1,135,939	57
Stock option compensation
Shares issued through franchise stock incentive program	9,428
Shares issued in connection with salon acquisitions	155,338	8
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2004	44,283,949	$2,214

The accompanying notes are an integral part of the Consolidated Financial Statements.

	Accumulated
Additional	Other
Paid-In	Comprehensive	Retained		Comprehensive
Capital	Income (Loss)	Earnings	Total	Income
$165,489	$(4,815)	$176,740	$339,501
		72,054	72,054	$72,054
	9,460		9,460	9,460
	(707)		(707)	(707)
(7,729)			(7,743)
7,719			7,750
173			173
26,253			26,301
2,954			2,954
		(5,078)	(5,078)

194,859	3,938	243,716	444,665	$80,807

		86,675	86,675	86,675
	22,025		22,025	22,025
	1,826		1,826	1,826
(21,651)			(21,694)
8,545			8,581
337			337
21,470			21,501
4,090			4,090
		(5,202)	(5,202)

207,650	27,789	325,189	562,804	$110,526

		105,478	105,478	105,478
	12,698		12,698	12,698
	155		155	155
(22,521)			(22,548)
17,290			17,347
198			198
281			281
8,992			9,000
8,314			8,314
		(6,166)	(6,166)

$220,204	$40,642	$424,501	$687,561	$118,331

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30,
	2004	2003	2002
Cash flows from operating activities:
Net income	$105,478	$86,675	$72,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,096	63,767	56,821
Amortization	3,451	3,632	2,911
Deferred income taxes	16,071	3,475	11,890
Other, net	1,265	710	739

Changes in operating assets and liabilities:
Receivables	(16)	8	(575)
Inventories	(462)	(31,145)	(7,759)
Other current assets	(10,629)	2,120	(6,446)
Other assets	(1,387)	(13,606)	(2,460)
Accounts payable	(4,991)	1,363	7,354
Accrued expenses	9,461	21,105	13,070
Other noncurrent liabilities	15,327	13,015	755

Net cash provided by operating activities	205,664	151,119	148,354

Cash flows from investing activities:
Capital expenditures	(74,076)	(77,460)	(66,232)
Proceeds from sale of assets	432	1,273	873
Business and salon acquisitions, net of cash acquired	(99,734)	(66,880)	(59,925)

Net cash used in investing activities	(173,378)	(143,067)	(125,284)

Cash flows from financing activities:
Borrowings on revolving credit facilities	514,650	854,195	250,800
Payments on revolving credit facilities	(508,025)	(886,420)	(336,300)
Proceeds from issuance of long-term debt	11,887	30,000	125,000
Repayments of long-term debt	(24,111)	(11,471)	(5,212)
Other, primarily increase (decrease) in negative book cash balances	118	(2,720)	4,937
Dividends paid	(6,166)	(5,202)	(5,078)
Repurchase of common stock	(22,548)	(21,694)	(7,743)
Proceeds from issuance of common stock	17,347	7,051	7,750

Net cash (used in) provided by financing activities	(16,848)	(36,261)	34,154

Effect of exchange rate changes on cash	2,675	2,122	1,519

Increase (decrease) in cash	18,113	(26,087)	58,743

Cash and cash equivalents:
Beginning of year	55,454	81,541	22,798

End of year	$73,567	$55,454	$81,541

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

Regis Corporation (the “Company”) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (UK), France, Canada, Puerto Rico and several other countries. In addition, beginning in fiscal year 2003, the Company has owned and operated beauty career schools in the United States and the UK. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned and franchise salons in the UK, France and several other countries are owned and operated in malls, leading department stores, mass merchants and high-street locations.

At June 30, 2004 and 2003, approximately three percent of the Company’s outstanding common stock was owned by Curtis Squire, Inc. (CSI), which is a holding company controlled by the Vice Chairman of the Board of Directors of the Company. In addition, approximately three percent of the Company’s outstanding common stock was owned by management and the Company’s benefit plans at June 30, 2004 and 2003, respectively.

Consolidation:

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. In consolidation, all material intercompany accounts and transactions are eliminated.

Use of Estimates:

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, the fair value of assets acquired in business combinations, customer returns and refunds, the cost of product used and sold during interim periods, self-insurance accruals, tax liabilities and the recoverability of certain deferred tax assets, and various commitments and contingencies. Actual results could differ from those estimates.

Foreign Currency Translation:

Financial position, results of operations and cash flows of the Company’s international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders’ equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. The different exchange rates from period to period impact the amount of reported income from the Company’s international operations.

Inventories:

Inventories consist principally of hair care products held either for use in salon services or for sale. Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Cost of product used and sold are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually.

Cash and Cash Equivalents:

Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company’s cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several “zero balance” disbursement accounts for funding of payroll and accounts payable. As a result of the Company’s cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $9.1 and $8.7 million at June 30, 2004 and 2003, respectively, are included in accounts payable and accrued expenses within the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and five to ten years for equipment, furniture, software and leasehold improvements).

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2004 and 2003, the net book value of capitalized software costs was $21.6 million. Amortization expense related to capitalized software was $5.8, $5.8 and $5.5 million in fiscal years 2004, 2003 and 2002, respectively, which has been determined based on an estimated useful life of five or seven years.

Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operations. Fully depreciated/amortized assets remain in the accounts until retired from service.

Goodwill:

Effective July 1, 2001, the Company ceased all amortization of goodwill balances. Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of each of the three fiscal years in the period ending June 30, 2004, goodwill was tested for impairment in this manner. The estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

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

During fiscal years 2004, 2003 and 2002, the Company tested its long-lived assets for impairment and recognized impairment charges related to the carrying value of certain salons’ property and equipment located primarily in North America of $3.2, $3.1 and $1.3 million, respectively. None of the impaired salon assets were held for sale. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Franchise Revenues and Expenses:

Franchise revenues include royalties, initial franchise fees, sales of product to franchisees and net rental income (see Note 6). Royalties are recognized as revenue in the month in which franchisee services are rendered or products are sold to franchisees. The Company recognizes revenue from initial franchise fees at the time franchisee salons are opened. Product sales by the Company to franchisees are recorded at the time product is shipped to franchise locations. Franchise expenses included in franchise direct costs in the Consolidated Statement of Operations include all direct expenses, such as the cost of product sold to franchisees. All other indirect expenses associated with franchise operations are included in corporate and franchise support costs in the Consolidated Statement of Operations.

Revenue Recognition:

Company-owned revenues and related gross margin are recorded at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the salon receives the customer’s payment. An accrual for estimated returns and credits has been recorded, and is less than one percent of sales.

Shipping and Handling Costs:

Shipping and handling costs are incurred to move and ship product from the Company’s distribution centers to company-owned and franchise salons. Such shipping and handling costs related to product shipped to company-owned salons are included in corporate and franchise support costs in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise salons are included within franchise direct costs (along with the cost of the product) and any amounts billed to the franchisee for shipping and handling are included in franchise product revenues within the Consolidated Statement of Operations.

Advertising:

Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $46.6, $41.3 and $31.3 million in fiscal years 2004, 2003 and 2002, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal year 2004, 2003 and 2002, no amounts were received in excess of the Company’s related expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Comprehensive Income:

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

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 132 (R), a revision of FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132 (R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. It also requires the segregation of plan assets by category, such as debt, equity and real estate, and the disclosure of certain expected rates of return and other informational disclosures. This Statement is effective for annual financial statements for fiscal years ending after December 15, 2003, which is the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004. Additionally, Statement 132(R) requires the disclosure of various elements of pension and postretirement benefit costs in interim financial statements for quarters beginning after December 15, 2003 (the Company’s fiscal quarter ending March 31, 2004). The adoption of FAS 132 (R) did not have a material impact on the Company’s Consolidated Financial Statements.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (FIN 46). FIN 46 addresses the consolidation of entities whose equity holders have either (a) not provided sufficient equity at risk to allow the entity to finance its own activities or (b) do not possess certain characteristics of a controlling financial interest. FIN 46 requires the consolidation of these entities, known as variable interest entities (VIEs), by the primary beneficiary of the entity. The primary beneficiary is the entity, if any, that is subject to a majority of the risk of loss from the VIE’s activities, entitled to receive a majority of the VIE’s residual returns, or both. In December 2003, the FASB issued a revised FIN 46 (referred to as FIN 46(R)) to clarify some of the provisions of FIN 46 and to exempt certain entities from its requirements. Among these exemptions, FIN 46(R) provides a scope exception for an entity that is deemed to be a business, but also lists four conditions which, if present, disallow companies from applying this scope exception. FIN 46(R) was effective for VIEs that are commonly referred to as special-purpose entities for the Company’s quarter ending December 31, 2003 and for all other types of VIEs for the Company’s quarter ending March 31, 2004.

Effective December 31, 2003, the Company adopted FIN 46(R). The Company does not have any relationships with special-purpose entities. Therefore, the initial adoption of FIN 46(R) had no impact on the Company’s Consolidated Financial Statements. Additionally, the majority of the Company’s franchise entities are not within the scope of this Interpretation, as they are businesses as defined by FIN 46(R). Although the Company generally does not provide financial support to the franchisee in its typical franchise relationship, the Company has financing agreements with a very limited number of franchisees. With respect to such cases, the Company completed its evaluation and FIN 46(R) did not have a material effect on its Consolidated Financial Statements.

Effective July 1, 2003, the Company adopted the provisions of FAS No. 149, “Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities” and FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” The initial adoption of these Statements did not have a material impact on the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock-Based Employee Compensation Plans:

2000 Stock Option Plan and 1991 Stock Option Plan At June 30, 2004, the Company had two employee stock option plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 9. The Company had outstanding stock options under the 1991 Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applies FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

On May 4, 2004, the Company’s Board of Directors elected to adopt the fair value recognition provisions of FAS No. 123 using the prospective transition method with an effective date of July 1, 2003 (the beginning of the current fiscal year). Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions will continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions increased the Company’s fiscal year 2004 compensation expense by approximately $98,000. Assuming shareholder approval in fiscal year 2005 of the 2004 Long Term Incentive Plan (see Note 9), management estimates that, provided there are no significant changes to the key weighted average assumptions, the adoption will increase compensation expense in fiscal year 2005 by approximately $1.4 million.

The Company’s pro forma net income and pro forma earnings per share for the years ended June 30, 2004, 2003 and 2002 was as follows:

	For the Years Ended June 30,
(Dollars in thousands)	2004	2003	2002
Net income, as reported	$105,478	$86,675	$72,054
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,600)	(6,554)	(6,345)

Pro forma net income	$98,939	$80,121	$65,709

Earnings per share:
Basic – as reported	$2.40	$2.00	$1.70

Basic – pro forma	$2.25	$1.85	$1.55

Diluted – as reported	$2.29	$1.92	$1.63

Diluted – pro forma	$2.16	$1.80	$1.52

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The weighted average fair value per option granted during 2004, 2003 and 2002 was $13.66, $12.83 and $14.31, respectively, calculated by using the fair value of each option grant on the date of grant. The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	4.16%	2.89%	4.86%
Expected life in years	5.5	7.25	6.50
Expected volatility	30.00%	42.00%	43.27%
Expected dividend yield	0.37%	0.45%	0.49%

2004 Long Term Incentive Plan

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Program (2004 Plan). The 2004 Plan is currently pending shareholder approval at the annual shareholders’ meeting to be held on October 28, 2004. The 2004 Plan provides for three types of equity compensation: stock options, stock appreciation rights (SARs) and restricted stock. The Company will recognize compensation cost related to equity compensation under the 2004 Plan using the fair value based method, as described in FAS No. 123. See Note 9 for further discussion.

2.	OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts as of June 30, 2004 and 2003:

	(Dollars in thousands)
	2004	2003
Accounts receivable	$37,874	$35,633
Less allowance for doubtful accounts	(2,841)	(3,686)

	$35,033	$31,947

Property and equipment:
Land	$3,817	$3,817
Buildings and improvements	38,534	38,113
Equipment, furniture and leasehold improvements	584,268	535,476
Internal use software	45,591	41,790
Equipment, furniture and leasehold improvements under capital leases	30,661	22,147

	702,871	641,343
Less accumulated depreciation and amortization	(306,548)	(273,059)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(14,420)	(11,559)

	$381,903	$356,725

Other Assets:
Notes receivable	$8,090	$8,872
Other noncurrent assets	32,110	30,582

	$40,200	$39,454

Accounts payable:
Book overdrafts payable	$5,569	$5,179
Trade accounts payable	47,543	50,996

	$53,112	$56,175

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	(Dollars in thousands)
	2004	2003
Accrued expenses:
Payroll and payroll related costs	$57,702	$45,388
Insurance	35,069	26,446
Taxes payable, primarily income taxes	5,833	10,238
Book overdrafts payable	3,506	3,540
Other	27,611	33,084

	$129,721	$118,696

Other noncurrent liabilities:
Deferred income taxes	$39,598	$26,472
Deferred rent payable	13,183	13,313
Other	47,541	33,738

	$100,322	$73,523

	2004			2003
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$31,879	$(2,089)	$29,790	$29,722	$(1,374)	$28,348
Product license agreements	15,338	(1,144)	14,194	14,481	(602)	13,879
Franchise agreements	16,513	(3,413)	13,100	16,421	(2,947)	13,474
Non-compete agreements	480	(458)	22	5,315	(5,206)	109
Other	23,222	(1,154)	22,068	10,596	(1,908)	8,688

	$87,432	$(8,258)	$79,174	$76,535	$(12,037)	$64,498

Certain intangible asset amounts set forth above are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment.

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 30 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. Total amortization expense related to amortizable intangible assets during the years ended June 30, 2004, 2003 and 2002 was approximately $2.9, $3.0 and $2.3 million, respectively. As of June 30, 2004, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2005	$2,988
2006	2,941
2007	2,941
2008	2,913
2009	2,872

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2004	2003	2002
Weighted average shares for basic earnings per share	44,014,126	43,291,609	42,283,308
Effect of dilutive securities:
Dilutive effect of stock options	2,103,803	1,782,252	1,867,038
Contingent shares issuable under contingent stock agreements	27,006	155,036	21,986

Weighted average shares for diluted earnings per share	46,144,935	45,228,897	44,172,332

Stock options covering approximately 330,000 and 55,000 shares were excluded from the shares used in the computation of diluted earnings per share for fiscal year 2003 and 2002, respectively, since they were anti-dilutive.

The following provides supplemental disclosures of cash flow activity:

	(Dollars in thousands)
	2004	2003	2002
Cash paid during the year for:
Interest	$17,368	$20,303	$17,609
Income taxes, net of refunds	$44,361	31,719	34,117

Significant non-cash investing and financing activities include the following:

In fiscal years 2004, 2003 and 2002, the Company financed capital expenditures totaling $8.5, $7.0 and $0.1 million, respectively, through capital leases.

In fiscal years 2004, 2003 and 2002, in connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements as well as issuing 155,338, 613,249 and 962,933 shares, respectively, of the Company’s common stock (see Note 3).

3.	ACQUISITIONS:

During fiscal years 2004, 2003 and 2002, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition. The most significant fiscal year 2004 acquisitions were Holiday Hair and Blaine Beauty Career Schools. Of the fiscal year 2003 acquisitions, the most significant were BoRics, Vidal Sassoon and salons from Opal Concepts. The most significant of the fiscal year 2002 acquisitions were the acquisition of the European franchise companies, St. Algue, formerly known as Groupe Gerard Glemain (GGG), and Jean Louis David (JLD).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent fiscal year 2004 acquisitions, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2004, 2003 and 2002, and the allocation of the purchase prices, were as follows:

(Dollars in thousands)	2004	2003	2002
Components of aggregate purchase prices:
Cash	$99,734	$66,880	$59,925
Stock	9,000	21,501	26,301
Liabilities assumed or payable	1,472	3,246	13,608

	$110,206	$91,627	$99,834

Allocation of the purchase prices:
Net tangible assets (liabilities) acquired	$15,704	$16,828	$(1,952)
Identifiable intangible assets	14,990	9,172	41,181
Goodwill	79,512	65,627	60,605

	$110,206	$91,627	$99,834

Approximately $0.1, $1.1 and $1.1 million of employee termination and other exit costs were incurred in connection with acquisitions in fiscal years 2004, 2003 and 2002, respectively. These costs consisted primarily of employee termination costs and were treated as a liability assumed at the acquisition date.

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2004 and 2003 is as follows:

	2004				2003
(Dollars in thousands)	North America		International		North America	International
Balance at beginning of year	$299,602		$73,016		$252,055	$52,474
Goodwill acquired	77,042		2,470		45,963	19,664
Finalization of purchase accounting	8,882	*	(8,314	)*	(1,407)	(8,496)
Translation rate adjustments	193		4,249		2,991	9,374

Balance at end of year	$385,719		$71,421		$299,602	$73,016

*Relates to the finalization of the allocation of goodwill to the related reporting units, as well as a deferred tax adjustment related to acquired intangible assets.

Generally, the goodwill recognized in the North American transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international transactions is non-deductible for tax purposes. The majority of the purchase price is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired hair salon brand. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. Internationally, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In a limited number of acquisitions, the Company has guaranteed that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the June 30, 2004 market price, the Company would be required to provide an additional 46,501 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired June 30, 2004. These contingently issuable shares have been included in the calculation of diluted earnings per share for the year ended June 30, 2004.

4.	FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2004 and 2003 consists of the following:

				(Dollars in thousands)
	Maturity	Interest rate %		Amounts outstanding
	Dates	2004	2003	2004	2003
Senior term notes	2004-2013	4.69-8.39	4.69-8.39	$245,891	$269,478
Revolving credit facilities	2007	2.73-5.06	2.34-5.06	29,400	22,775
Equipment and leasehold notes payable	2004-2008	5.90-10.50	9.21-11.56	13,014	7,726
Other notes payable	2004-2009	5.00-7.16	5.00-11.50	12,838	1,778

				301,143	301,757
Less current portion				(19,128)	(21,123)

Long-term portion				$282,015	$280,634

In the second quarter of fiscal year 2004, the Company entered into an $11.9 million term loan related to its Salt Lake City Distribution Center. The loan has a rate of 7.16 percent and matures in November of fiscal year 2011.

During the second quarter of fiscal year 2003, the Company extended its revolving credit facility through November of fiscal year 2006. The facility bears interest at the prime rate or LIBOR plus 112.5 to 137.5 basis points. The prime rate at June 30, 2004 and 2003 was 4.0 percent. The three-month LIBOR rate at June 30, 2004 and 2003 was 1.60 and 1.11 percent, respectively. The revolving credit facility requires a quarterly fee related to the unused portion of the facility at 27.5 to 32.5 basis points. The LIBOR credit spread and unused fee are based on the Company’s debt-to-EBITDA ratio at the end of each fiscal quarter. The facility is used for short-term financing of new salon and acquisition growth as well as to finance the general working capital requirements of the Company. In the third quarter of fiscal year 2003, the Company renewed one of its private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms.

In June 2003, the Company borrowed $30.0 million under a 4.69 percent senior term note due June 2013 to repay existing debt from the Company’s revolving credit facility.

The equipment and leasehold notes payable are primarily comprised of capital lease obligations totaling $12.8 and $7.2 million at June 30, 2004 and 2003, respectively. These capital lease obligations are payable in monthly installments through fiscal year 2009.

All of the Company’s debt instruments are unsecured, except for its capital lease obligations which are collateralized by the assets purchased under the agreement and the term loan entered into during fiscal year 2004 related to the Salt Lake City Distribution Center.

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must not exceed specified fixed charge coverage, leverage and debt-to-capitalization ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

As a result of the fair value hedging activities discussed in Note 5, an adjustment of approximately $3.5 and $8.5 million were made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2004 and 2003, respectively. Therefore, at June 30, 2004 and 2003, approximately 30 and 34 percent of the Company’s fixed rate debt has been marked to market, respectively. Considering the mark-to-market adjustment and current market interest rates, the carrying values of the Company’s debt instruments, based upon discounted cash flow analyses using the Company’s current incremental borrowing rate, approximate their fair values at June 30, 2004 and 2003.

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $3.5 million and capital lease obligations of $12.8 million at June 30, 2004, are as follows:

Fiscal year	(Dollars in thousands)
2005	$19,128
2006	17,471
2007	61,396
2008	24,495
2009	78,900
Thereafter	99,753

$301,143

5.	DERIVATIVE FINANCIAL INSTRUMENTS:

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at floating rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries. The Company has established policies and procedures that govern the management of these exposures. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of June 30, 2004 and 2003, the Company had the following outstanding debt balances:

	June 30,
(Dollars in thousands)	2004	2003
Fixed rate debt	$271,743	$278,957
Floating rate debt	29,400	22,800

	$301,143	$301,757

Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates (including the impact of existing interest rate swap contracts) may impact the Company’s interest expense by approximately $1.0 million. In this regards, the Company has entered into the following financial instruments:

Cash Flow Hedges

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at June 30, 2004 and 2003. These cash flow hedges are recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

Additionally, when interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Statement of Operations, as amounts are transferred out of accumulated other comprehensive income to earnings at each interest payment date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The cumulative tax-effected net loss recorded in accumulated other comprehensive income, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow swap was $0.3 and $0.5 million at June 30, 2004 and 2003, respectively. The following table depicts the hedging activity in other comprehensive income related to the cash flow swap for the years ended June 30, 2004, 2003 and 2002.

(Dollars in thousands)	2004	2003	2002
Tax-effected gain (loss) on cash flow hedge recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$386	$2,510	$2,745
Unrealized net loss from changes in fair value of cash flow swap	(231)	(684)	(3,452)

	$155	$1,826	$(707)

As of June 30, 2004, the Company estimates, based on current interest rates, that approximately $0.2 million of tax-effected charges to interest expense will be recorded in the Consolidated Statement of Operations during the next twelve months.

Fair Value Hedges

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $81.0 and $88.5 million notional amount at June 30, 2004 and 2003, respectively, with maturation dates between July 2005 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value hedges.

During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The termination resulted in the Company realizing a gain of $1.5 million, which is deferred in long-term debt in the Consolidated Balance Sheet and will be amortized against interest expense over the remaining life of the underlying debt that matures in March 2009. During fiscal year 2004 and 2003, approximately $0.3 and $0.1 million of the deferred gain was amortized against interest expense, respectively, resulting in a remaining deferred gain of $1.1 and $1.4 million in long-term debt at June 30, 2004 and 2003, respectively.

The Company’s fair value hedges are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $2.4 and $7.1 million at June 30, 2004 and 2003, respectively. No hedge ineffectiveness occurred during fiscal year 2004 or 2003. As a result, the fair value hedges did not have a net impact on earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Hedge of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to exchange rate volatility. The Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. At June 30, 2004, the Company had a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately seven and nine percent of the Company’s total net investments in foreign operations at June 30, 2004 and 2003, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. At June 30, 2004 and 2003, the Company’s net investment in this derivative financial instrument was in a $8.7 and $6.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $6.3 and $4.1 million at June 30, 2004 and 2003, respectively. For the years ended June 30, 2004, 2003 and 2002, $2.2, $2.7 and $1.5 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

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

Rent expense in the Consolidated Statement of Operations excludes $31.0, $31.9 and $30.6 million in fiscal years 2004, 2003 and 2002, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements in accordance with specific franchise agreements. The net rental income resulting from such arrangements totaled $0.5, $0.6 and $0.4 million in fiscal years 2004, 2003 and 2002, respectively, and was classified in the franchise revenues – royalties and fees caption of the Consolidated Statement of Operations.

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	(Dollars in thousands)
	2004	2003	2002
Minimum rent	$192,874	$167,154	$138,480
Percentage rent based on sales	17,121	15,166	14,661
Real estate taxes and other expenses	57,373	51,501	44,128

	$267,368	$233,821	$197,269

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Future Minimum Lease Payments:

As of June 30, 2004, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancellable operating leases with remaining terms of greater than one year are as follows:

	(Dollars in thousands)
	Corporate	Reimbursable
Fiscal year	leases	franchisee leases
2005	$183,842	$36,614
2006	161,865	30,330
2007	127,549	23,112
2008	100,863	16,351
2009	73,773	9,274
Thereafter	131,677	10,707

Total minimum lease payments	$779,569	$126,388

In addition to the amounts listed in the table above, the Company is guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.7 million at June 30, 2004, terminate at various dates between June 2006 and April 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

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

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. The Company is currently a defendant in a collective action lawsuit in which the plaintiffs allege violations under the Fair Labor Standards Act (“FLSA”). The Company denies these allegations and will actively defend its position. However, litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in corporate and franchise support costs in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

8.	INCOME TAXES:

The provision for income taxes consists of:

	(Dollars in thousands)
	2004	2003	2002
Current:
United States	$39,722	$46,462	$27,815
International	3,538	2,086	2,891
Nonrecurring federal benefit			(1,750)

Deferred:
United States	15,159	2,090	14,640
International	912	1,288

	$59,331	$51,926	$43,596

In fiscal year 2002, the Company implemented certain tax strategies resulting in approximately $1.8 million of economic benefit, which has been recognized as a nonrecurring income tax benefit in the third quarter, thus reducing fiscal year 2002 income tax expense. The majority of the nonrecurring benefit was realized through the amendment of previous tax filings.

The components of the net deferred tax asset (liability) are as follows:

	(Dollars in thousands)
	2004	2003
Net current deferred tax asset:
Insurance	$5,752	$8,415
Payroll and payroll related costs	4,902	3,014
Nonrecurring items	382	455
Reserve for impaired assets	2,351	1,485
Accrued litigation	—	1,321
Deferred franchise fees	767	702
Other, net	1,131	3,077

	$15,285	$18,469

Net noncurrent deferred tax liability:
Depreciation and amortization	$(56,786)	$(39,881)
Deferred rent	3,910	3,576
Payroll and payroll related costs	10,168	7,088
Derivatives	3,367	2,860
Other, net	(257)	(115)

	$(39,598)	$(26,472)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of income before income taxes are as follows:

	(Dollars in thousands)
	2004	2003	2002
Income before income taxes:
United States	$140,987	$126,906	$108,116
International	23,822	11,695	7,534

	$164,809	$138,601	$115,650

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	(Dollars in thousands)
	2004	2003	2002
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	3.0	3.3
Other, primarily meals and entertainment, and nondeductible goodwill and tax credits	(1.1)	(0.5)	0.9
Nonrecurring federal benefit			(1.5)

	36.0%	37.5%	37.7%

As of June 30, 2004, undistributed earnings of international subsidiaries of approximately $13.4 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

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

Executive Profit Sharing Plan:

Effective July 1, 2003, the Company’s nonqualified executive stock award plan (ESAP) was converted to a nonqualified profit sharing plan. The Executive Profit Sharing Plan covers those employees not eligible to participate under the qualified profit sharing plan. Contributions to the Executive Profit Sharing Plan are at the discretion of the Company.

Stock Purchase Plan:

The Company has an employee stock purchase plan (SPP) available to substantially all employees. Under terms of the plan, eligible employees may purchase the Company’s common stock through payroll deductions. The Company contributes an amount equal to 15 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the SPP and its administration, not to exceed an aggregate contribution of $5.0 million (on August 19, 2003, the Board of Directors elected to increase the maximum aggregate contribution from $4.0 to $5.0 million). At June 30, 2004, cumulative contributions to the SPP totaled $4.1 million.

Franchise Stock Purchase Plan:

The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company’s common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. At June 30, 2004, cumulative contributions to the FSPP totaled $83,000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summary of Benefit Plans

Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years in the period ended June 30, 2004, included the following:

	(Dollars in thousands)
	2004	2003	2002
Profit sharing plan	$3,665	$2,836	$2,689
Executive Profit Sharing Plan	735	600	711
SPP	521	446	455
FSPP	7	6	7

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

The Company also has outstanding stock options under the 1991 Plan, although the Plan terminated in 2001. The terms and conditions of the 1991 Plan are similar to the 2000 Plan. Total options covering 5,200,000 shares of common stock were available for grant under the 1991 Plan and, as of June 30, 2001, all available shares were granted.

In fiscal year 2001, in addition to the regular options granted, the Board of Directors approved a special grant of options covering 2,263,000 shares of common stock from the 2000 Plan. These options began vesting after two years at a rate of one-third per year for three years and expire ten years from the date of grant.

Common shares available for grant under the Company’s stock option plan were 453,100, 504,200 and 819,650 shares as of June 30, 2004, 2003 and 2002, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock options outstanding and weighted average exercise prices are as follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2001	6,821,719	$14.97

Granted	301,500	29.60
Cancelled	(360,749)	16.27
Exercised	(621,163)	12.48

Balance, June 30, 2002	6,141,307	$15.85

Granted	398,000	27.54
Cancelled	(128,100)	19.84
Exercised	(724,569)	9.73

Balance, June 30, 2003	5,686,638	$17.30

Granted	157,000	40.89
Cancelled	(111,276)	24.49
Exercised	(1,135,939)	15.28

Balance, June 30, 2004	4,596,423	$18.32

At June 30, 2004, the weighted average exercise prices and remaining contractual lives of stock options are as follows:

	Options outstanding			Options exercisable
		Weighted
	Number	average	Weighted-
	options	remaining	average	Number	Weighted
	outstanding	contractual	exercise	exercisable	average
Range of exercise prices	as of 6/30/04	life (in years)	price	as of 6/30/04	price
Under $16.00	1,770,737	5.94	$14.96	381,253	$14.56
$16.01-$20.00	1,880,828	5.49	16.80	232,528	17.93
$20.01-$25.00	325,608	5.47	20.81	204,329	20.60
$25.01-$35.00	513,750	8.43	28.80	126,511	28.75
$42.79	105,500	9.90	42.79	—	—

Total	4,596,423	6.09	$18.32	944,621	$18.59

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock option plans, as well as pro forma information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2004 Long Term Incentive Plan:

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan is currently pending shareholder approval at the annual shareholders’ meeting to be held on October 28, 2004. The 2004 Plan provides for the granting of stock options, stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to officers of the Company. The 2004 Plan will expire on May 26, 2014. A maximum of 2,500,000 shares of the Company’s common stock are available for issuance pursuant to grants and awards made under the 2004 Plan. Stock options, SARs and restricted stock under the 2004 Plan generally vest pro rata over five years and have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length.

In June 2004, 72,500 shares of restricted stock and 110,750 SARs were awarded under the 2004 Plan, pending shareholder approval. No stock options were granted under the 2004 Plan. No compensation expense was recognized or will be recognized in the Consolidated Statement of Operations related to these awards until the 2004 Plan is approved by the Company’s shareholders. See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

Other:

The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan for the Chief Executive Officer’s spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company. The key executives’ benefits are based on years of service and the employee’s compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts and a discount rate based on the Aa Bond index rate (6.25 percent at June 30, 2004). Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in corporate and franchise support costs on the Consolidated Statement of Operations totaled $2.1, $2.3 and $1.2 million for fiscal years 2004, 2003 and 2002, respectively. Related obligations totaled $10.7 and $8.6 million at June 30, 2004 and 2003, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund its future obligations under this plan through company-owned life insurance policies on the participants. Cash values of these policies totaled $9.4 and $8.4 million at June 30, 2004 and 2003, respectively, and are included in other assets in the Consolidated Balance Sheet.

The Company also has entered into an agreement with the Vice Chairman of the Board of Directors (the Vice Chairman), providing that the Vice Chairman will continue to service the Company until at least May 2007. The Company has agreed to pay the Vice Chairman an annual amount of $0.6 million, adjusted for inflation, for the remainder of his life. The Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the Vice Chairman’s spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in corporate and franchise support costs on the Consolidated Statement of Operations totaled $0.3, $2.3 and $0.4 million for fiscal years 2004, 2003 and 2002, respectively. All service costs will be fully recognized by May 2007. Related obligations totaled $4.0 and $3.7 million at June 30, 2004 and 2003, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the Vice Chairman. Cash values of these policies totaled $2.3 and $2.1 million at June 30, 2004 and 2003, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

10.	SHAREHOLDERS’ EQUITY:

In addition to the shareholders’ equity activities described in Note 9, the following activity has taken place:

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

Stock Repurchase Plan:

In May 2000, the Company’s Board of Directors approved a stock repurchase program under which up to $50.0 million can be expended for the repurchase of the Company’s common stock. In August, 2003, the Board of Directors elected to increase the maximum repurchase amount to $100.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. During the year ended June 30 2004, 2003 and 2002, 544,000, 860,301 and 278,700 shares were repurchased for $22.5, $21.7 and $7.7 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at June 30, 2004, $46.6 million remains to be repurchased under this program.

11.	SEGMENT INFORMATION:

The Company operates or franchises 8,148 North American salons (located in the United States, Canada and Puerto Rico) and 2,014 international salons. The Company operates its North American operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offers similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international operations, which are primarily in Europe, are located in salons operating in malls, leading department stores, mass merchants and high-street locations. Based on the way the Company manages its business, it has presented its North American and international operations as two reportable operating segments.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2004, 2003 and 2002:

	(Dollars in thousands)
	2004	2003	2002
Total company-owned service revenues:
North America	$1,137,220	$1,008,561	$877,261
International	134,012	109,001	86,623

Total	$1,271,232	$1,117,562	$963,884

Total company-owned product revenues:
North America	$507,177	$438,864	$393,806
International	37,835	26,189	18,922

Total	$545,012	$465,053	$412,728

Total franchise royalties and fees:
North America	$41,378	$40,088	$40,290
International	32,254	27,594	10,455

Total	$73,632	$67,682	$50,745

Total franchise product sales:
North America	$25,967	$25,543	$23,754
International	7,300	8,690	3,080

Total	$33,267	$34,233	$26,834

Income before income taxes:
North America	$334,886	$304,978	$265,930
International	37,632	26,046	16,327
Corporate*	(207,709)	(192,423)	(166,607)

Total	$164,809	$138,601	$115,650

Depreciation and amortization:
North America	$58,674	$52,692	$46,542
International	6,479	5,229	3,694
Corporate	9,808	8,828	8,739

Total	$74,961	$66,749	$58,975

Total assets:
North America	$814,532	$686,492	$577,230
International	205,727	177,854	130,922
Corporate	251,600	248,609	249,038

Total	$1,271,859	$1,112,955	$957,190

Long-lived assets:
North America	$713,151	$593,257	$510,591
International	147,321	142,663	114,047
Corporate	57,745	57,921	53,280

Total	$918,217	$793,841	$677,918

Capital expenditures:
North America	$65,208	$63,496	$54,444
International	7,817	4,622	4,792
Corporate	1,051	9,342	6,996

Total	$74,076	$77,460	$66,232

Purchases of salon assets:
North America	$105,113	$68,109	$26,060
International	5,093	23,518	73,774

Total	$110,206	$91,627	$99,834

*	primarily corporate and franchise support costs, corporate depreciation and amortization and net interest expense

Total revenues associated with salon operations in the United States represent 95.7, 95.9 and 95.9 percent of the amounts set forth as North American revenues above for the years ended June 30, 2004, 2003 and 2002, respectively. Total long-lived assets associated with salon operations in the United States represent 92.6, 92.2 and 91.9 percent of the North American long-lived assets presented above at June 30, 2004, 2003 and 2002, respectively.

QUARTERLY FINANCIAL DATA

(Unaudited)

	(Dollars in thousands, except per share amounts)
	Quarter Ended
					Year
	September 30	December 31	March 31	June 30	Ended
2004
Revenues	$460,721	$472,452	$481,373	$508,597	$1,923,143
Operating income	43,331	47,083	43,994	46,310	180,718
Net income	24,958	27,662	25,554	27,304	105,478
Net income per diluted share	0.55	0.60	0.55	0.59	2.29
Dividends declared per share	0.03	0.03	0.04	0.04	0.14

	(Dollars in thousands, except per share amounts)
	Quarter Ended
					Year
	September 30	December 31	March 31	June 30	Ended
2003
Revenues	$399,223	$414,759	$422,315	$448,233	$1,684,530
Operating income	36,348	43,235	38,616	40,741	158,940
Net income	19,717	23,573	20,891	22,494	86,675
Net income per diluted share	0.44	0.52	0.46	0.50	1.92
Dividends declared per share	0.03	0.03	0.03	0.03	0.12

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Other Information

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended June 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included in the sections titled “Election of Directors” and “Functioning of Board and Committees” of the Company’s Proxy Statement dated September 20, 2004, and is incorporated herein by reference. Additionally, information regarding the Company’s audit committee and audit committee financial expert, as well nominating committee functions, is included in the section titled “Committees of the Board” and shareholder communications with directors is included in the section titled “Communications with the Board” of the Company’s Proxy Statement dated September 20, 2004, and is incorporated herein by reference.

The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics, that applies to all employees, including the Company’s chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company’s website at www.regiscorp.com, under the heading “Corporate Governance” (within the “Corporate Information” section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company’s Corporate Governance Guidelines may be found on the Company’s website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company’s Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Information relating to Executive Officers of the Company follows:

Name	Age	Position
Myron Kunin	75	Vice Chairman of the Board of Directors

Paul D. Finkelstein	62	Chairman of the Board of Directors, President and Chief Executive Officer

Randy L. Pearce	49	Executive Vice President, Chief Financial and Administrative Officer

Eric A. Bakken	37	Vice President, General Counsel and Secretary

Melissa Boughton	49	Senior Vice President, Real Estate

Bruce Johnson	51	Senior Vice President, Design and Construction

Mark Kartarik	48	Senior Vice President, Regis Corporation and President, Franchise Division

Gordon Nelson	53	Senior Vice President, Fashion, Education and Marketing

Kris Bergly	43	Chief Operating Officer, Strip Center Division

C. John Briggs	60	Chief Operating Officer, SmartStyle

Sharon Kiker	59	Chief Operating Officer, Regis Salons and MasterCuts

Norma Knudsen	46	Chief Operating Officer, Trade Secret

Andrew Cohen	41	President, International Division

Raymond Duke	53	Senior Vice President, International Managing Director, UK

Name	Age	Position
Vicki Langan	48	Chief Operating Officer, Supercuts

David Petruccelli	40	Vice President, International Managing Director, Europe

Myron Kunin served as Chairman of the Board of Directors of the Company from 1983 to 2004, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. Concurrent with his resignation as Chairman of the Board of Directors in 2004, he was elected Vice Chairman. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., a 2.8 percent shareholder. Further, he is a director of Nortech Systems Incorporated.

Paul D. Finkelstein has served as President, Chief Operating Officer and as a director of the Company since December 1987, as Executive Vice President of the Company from June 1987 to December 1987 and has served as Chief Executive Officer since July 1, 1996. During 2004, he was elected Chairman of the Board of Directors. He is also a director of Eagle Supply Group, Inc., a distributor of roofing supplies and related products.

Randy L. Pearce was elected Executive Vice President and Chief Administrative Officer in 1999, has served as Chief Financial Officer since 1998, was Senior Vice President, Finance from 1998 to 1999, has served as Vice President of Finance from 1995 to 1997 and as Vice President of Financial Reporting from 1991 to 1994.

Eric A. Bakken oversees the Company’s legal affairs and acts as corporate secretary. He joined the Company in 1994 as a lawyer, becoming Vice President, Law in 1998, and General Counsel in 2004.

Melissa Boughton has served as Senior Vice President of Real Estate since December of 2002, and has been in the shopping center industry for over 20 years. Prior to joining the Company, she served as Vice President of Real Estate at Best Buy, Inc.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President of Regis Corporation since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and served as Chief Operating Officer of Supercuts, Inc. from 1997 to April 2001.

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

Item 11.    Executive Compensation

Executive compensation included in the sections titled “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Option Grants,” “Stock Option Exercises and Option Values,” “Director Compensation,” “Comparative Stock Performance,” and “Employment Arrangements” of the Company’s Proxy Statement dated September 20, 2004, is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management in the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement dated September 20, 2004, is incorporated herein by reference.

The following table provides information about the Company’s common stock that may be issued upon the exercise of stock options under all of the Company’s equity compensation plans in effect as of June 30, 2004.

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options,	price of outstanding	securities reflected in the
	warrants and rights	options, warrants and rights	column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,596,423	$18.32	453,100
Equity compensation plans not approved by security holders (2)	—	—	2,500,000

Total	4,596,423	$18.32	2,953,000

(1)	Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan. Information regarding the stock option plans included in Notes 1 and 9 to the Consolidated Financial Statements .

(2)	Includes shares available for grant through stock options, stock appreciation rights and restricted stock under the 2004 Long Term Incentive Plan, which is currently pending shareholder approval at the annual shareholders’ meeting to be held on October 28, 2004.

Item 13.   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the section titled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated September 20, 2004, and is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement dated September 20, 2004, and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1).	All financial statements:

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages 47 through 74 of this Form 10-K.

(2).	Financial statement schedules:

Schedule II — Valuation and Qualifying Accounts as of June 30, 2004, 2003 and 2002.

All other schedules are inapplicable to the Company, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(b)	Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number	Description
3(a)	Election of the Registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987. (Filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

3(b)	By-Laws of the Registrant. (Filed as Exhibit 3(c) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

4(a)	Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company’s Report on Form 8-K dated May 2, 1996.)

4(b)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G dated February 4, 1997.)

4(c)	Three-for-two stock split. (Incorporated by reference to Item 2 of the Company’s Report on Form 10-Q dated May 3, 1999 for the quarter ended March 31, 1999.)

10(a)	Employment and Deferred Compensation Agreement, Dated as of April 14, 1998, between the Company and Paul D. Finkelstein. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(b)	Form of Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-K date September 24, 1997.)

10(c)	Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $500,000 owned by the Registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the Registrant and the insured’s designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

Exhibit Number	Description
10(d)	Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e)	Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the Registrant and Myron Kunin and Paul D. Finkelstein, Trustees. (Incorporated by reference to Exhibit 10(q) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(f)	Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the Registrant and Myron Kunin, Trustee, (Incorporated by reference to Exhibit 10(r) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(g)	Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company’s Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h)	Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company’s Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(i)	Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company’s Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(j)	Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company’s Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(k)	Term Note A Agreement between the Registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996.)

10(l)	Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(m)	Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(n)	Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o)	Private Shelf Agreement dated as of December 19, 1997 between the Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

Exhibit Number	Description
10(p)	Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(q)	Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(r)	Series G Senior Note dated as of July 10, 1998 between the Registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(s)	Term Note C Agreement between the Registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company’s Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(t)	Term Note H-1 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(u)	Term Note H-2 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(pp) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(v)	Term Note H-3 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(qq) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(w)	Term Note H-4 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(rr) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(x)	Revolving Credit Agreement dated November 12, 2002 between the Registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC. (Incorporated by reference to Exhibit 10 (jj) of the Company’s Report on Form 10-K dated September 17, 1999, for the year ended June 30, 1999).

10(y)	Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)

10(z)	Term Note I-1 agreement between the Registrant and Prudential Insurance Company of America dated October 3, 2000. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 12, 2001, for the year ended June 30, 2001.)

10(aa)	Note purchase agreement for $125,000,000 between the Registrant and purchasers listed in the attached Schedule A dated March 1, 2002. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

Exhibit Number	Description
10(bb)	Series A Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(bb) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(cc)	Series B Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(dd)	Series J Senior Notes between the Registrant and purchasers listed in the attached purchaser schedule. (Incorporated by reference to Exhibit 10(dd) of the Company’s Report on Form 10-K dated September 17, 2003, for the year ended June 30, 2003.)

10(ee)	$11.9 million term loan between the Registrant and ILC, dated November 26, 2003.

10(ff)	2004 Long Term Incentive Plan (Draft)

23	Consent of PricewaterhouseCoopers LLP

31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION

By	/s/ Paul D. Finkelstein

Paul D. Finkelstein, Chairman of the Board of Directors, President and Chief Executive Officer

By	/s/ Randy L. Pearce

Randy L. Pearce, Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)

DATE:    September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Finkelstein	Date: September 10, 2004

Paul D. Finkelstein, Chairman of the Board of Directors

/s/ Myron Kunin	Date: September 10, 2004

Myron Kunin, Vice Chairman of the Board of Directors

/s/ David B. Kunin	Date: September 10, 2004

David B. Kunin, Director

/s/ Rolf Bjelland	Date: September 10, 2004

Rolf Bjelland, Director

/s/ Van Zandt Hawn	Date: September 10, 2004

Van Zandt Hawn, Director

/s/ Susan S. Hoyt	Date: September 10, 2004

Susan S. Hoyt, Director

/s/Thomas L. Gregory	Date: September 10, 2004

Thomas L. Gregory, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 24, 2004 appearing in the 2004 Annual Report on Form 10-K of Regis Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 24, 2004

REGIS CORPORATION
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

as of June 30, 2004, 2003 and 2002
(dollars in thousands)

Column A	Column B	Column C			Column D		Column E
	Balance at	Charged to					Balance at
	beginning	costs and	Charged to				end of
Description	of period	expenses	Other Accounts		Deductions		period
Valuation Account, Allowance for doubtful accounts
June 30, 2004	$3,686	$1,334	$148	(1)	$2,327	(2)	$2,841
June 30, 2003	$1,837	$757	$1,571	(3)	$479	(2)	$3,686
June 30, 2002	$1,613	$696	$45	(3)	$517	(2)	$1,837

Notes:

(1)	Represents the effect of foreign currency exchange rate fluctuations.

(2)	Represents primarily the write off of uncollectible receivables.

(3)	Related to the acquisition of receivables.

EXHIBIT INDEX

Exhibit Number	Description
3(a)	Election of the Registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987. (Filed as Exhibit 3(a) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

3(b)	By-Laws of the Registrant. (Filed as Exhibit 3(c) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

4(a)	Three-for-two stock split. (Incorporated by reference to Exhibit A of the Company’s Report on Form 8-K dated May 2, 1996.)

4(b)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G dated February 4, 1997.)

4(c)	Three-for-two stock split. (Incorporated by reference to Item 2 of the Company’s Report on Form 10-Q dated May 3, 1999 for the quarter ended March 31, 1999.)

10(a)	Employment and Deferred Compensation Agreement, Dated as of April 14, 1998, between the Company and Paul D. Finkelstein. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(b)	Form of Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10(b) of the Company’s Report on Form 10-K date September 24, 1997.)

10(c)	Northwestern Mutual Life Insurance Company Policy Number 10327324, dated June 1, 1987, face amount $500,000 owned by the Registrant, insuring the life of Paul D. Finkelstein and providing for division of death proceeds between the Registrant and the insured’s designated beneficiary (split-dollar plan). (Filed as Exhibit 10(g) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

Exhibit Number	Description
10(d)	Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Registrant’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(e)	Employee Stock Ownership Plan and Trust Agreement dated as of May 15, 1992 between the Registrant and Myron Kunin and Paul D. Finkelstein, Trustees. (Incorporated by reference to Exhibit 10(q) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(f)	Executive Stock Award Plan and Trust Agreement dated as of July 1, 1992 between the Registrant and Myron Kunin, Trustee, (Incorporated by reference to Exhibit 10(r) as part of the Company’s Report on Form 10-K dated September 27, 1993, for the year ended June 30, 1993.)

10(g)	Survivor benefit agreement dated June 27, 1994 between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company’s Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(h)	Series A Senior Note drawn from Private Shelf Agreement dated as of February 21, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(s) of the Company’s Report on Form 10-Q dated May 3, 1996, for the quarter ended March 31, 1996.)

10(i)	Series B Senior Note drawn from Private Shelf Agreement dated as of June 10, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(v) of the Company’s Report on Form 10-K dated September 16, 1996, for the year ended June 30, 1996.)

10(j)	Series C Senior Note drawn from Private Shelf Agreement dated as of October 28, 1996, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(x) of the Company’s Report on Form 10-K dated November 5, 1996, for the quarter ended September 30, 1996.)

10(k)	Term Note A Agreement between the Registrant and LaSalle National Bank dated October 28, 1996. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-Q dated November 5, 1996, for the quarter ended September 30, 1996.)

10(l)	Series E Senior Note drawn from Private Shelf Agreement dated as of April 7, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(y) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(m)	Compensation and non-competition agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(n)	Series F Senior Note drawn from Private Shelf Agreement dated as of July 28, 1997, between the Registrant and the Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 1997, for the year ended June 30, 1997.)

10(o)	Private Shelf Agreement dated as of December 19, 1997 between the Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(gg) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

Exhibit Number	Description
10(p)	Series R-1 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(hh) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(q)	Series R-2 Senior Note drawn from Private Shelf dated as of December 19, 1997, between Registrant and ING Investment Management, Inc. (Incorporated by reference to Exhibit 10(ii) of the Company’s Report on Form 10-Q dated February 9, 1998, for the quarter ended December 31, 1997.)

10(r)	Series G Senior Note dated as of July 10, 1998 between the Registrant and Prudential Insurance Company of America. (Incorporated by reference to the Company’s Report on Form 10-K dated September 17, 1998, for the year ended June 30, 1998.)

10(s)	Term Note C Agreement between the Registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company’s Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(t)	Term Note H-1 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(oo) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(u)	Term Note H-2 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(pp) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(v)	Term Note H-3 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(qq) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(w)	Term Note H-4 Agreement between the Registrant and Prudential Insurance Company of America dated March 26, 1999. (Incorporated by reference to Exhibit 10(rr) of the Company’s Report on Form 10-Q dated May 11, 1999, for the quarter ended March 31, 1999.)

10(x)	Revolving Credit Agreement dated November 12, 2002 between the Registrant, Bank of America, National Association, LaSalle Bank, N.A. and other financial institutions arranged by Bank of America Securities LLC. (Incorporated by reference to Exhibit 10 (jj) of the Company’s Report on Form 10-K dated September 17, 1999, for the year ended June 30, 1999).

10(y)	Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)

10(z)	Term Note I-1 agreement between the Registrant and Prudential Insurance Company of America dated October 3, 2000. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 12, 2001, for the year ended June 30, 2001.)

10(aa)	Note purchase agreement for $125,000,000 between the Registrant and purchasers listed in the attached Schedule A dated March 1, 2002. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

Exhibit Number	Description
10(bb)	Series A Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(bb) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(cc)	Series B Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(dd)	Series J Senior Notes between the Registrant and purchasers listed in the attached purchaser schedule. (Incorporated by reference to Exhibit 10(dd) of the Company’s Report on Form 10-K dated September 17, 2003, for the year ended June 30, 2003.)

10(ee)	$11.9 million term loan between the Registrant and ILC, dated November 26, 2003.

10(ff)	2004 Long Term Incentive Plan (Draft)

23	Consent of PricewaterhouseCoopers LLP

31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.