Form 10-Q
period 2004-09-30
REGIS CORP
filed 2004-10-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 22, 2004:

Common Stock, $.05 par value	44,355,557
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of September 30, 2004 and June 30, 2004
(Dollars in thousands, except per share amounts)

	September 30, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82,416	$73,567
Receivables, net	36,065	35,033
Inventories	177,237	161,304
Deferred income taxes	14,405	15,285
Other current assets	21,416	28,253

Total current assets	331,539	313,442

Property and equipment, net	389,937	381,903
Goodwill	469,034	457,140
Other intangibles, net	79,658	79,174
Other assets	42,976	40,200

Total assets	$1,313,144	$1,271,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$9,051	$19,128
Accounts payable	59,862	53,112
Accrued expenses	120,975	129,721

Total current liabilities	189,888	201,961

Long-term debt	300,100	282,015
Other noncurrent liabilities	105,288	100,322

Total liabilities	595,276	584,298

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at September 30, 2004 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 44,349,357 and 44,283,949 common shares at September 30, 2004 and June 30, 2004, respectively	2,217	2,214
Additional paid-in capital	222,109	220,204
Accumulated other comprehensive income	45,335	40,642
Retained earnings	448,207	424,501

Total shareholders’ equity	717,868	687,561

Total liabilities and shareholders’ equity	$1,313,144	$1,271,859

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
Revenues:
Company-owned salons:
Service	$333,874	$300,037
Product	139,800	131,592

	473,674	431,629

Franchise revenues:
Royalties and fees	18,668	18,109
Product sales	7,824	7,937

	26,492	26,046

School revenues	6,056	3,046

	506,222	460,721

Operating expenses:
Company-owned salons:
Cost of service	190,595	169,395
Cost of product	71,393	68,247
Direct salon	42,306	38,148
Rent	71,537	62,819
Depreciation	16,119	14,543

	391,950	353,152
Franchise direct costs, including product and equipment	13,946	13,671
General and administrative	48,838	45,505
School direct costs	4,606	1,979
Depreciation and amortization	3,676	3,083

Total operating expenses	463,016	417,390

Operating income	43,206	43,331

Other income (expense):
Interest	(4,308)	(4,368)
Other, net	677	340

Income before income taxes	39,575	39,303

Income taxes	(14,096)	(14,345)

Net income	$25,479	$24,958

Net income per share:
Basic	$0.57	$0.57

Diluted	$0.55	$0.55

Weighted average common and common equivalent shares outstanding:
Basic	44,322	43,637

Diluted	46,293	45,596

Cash dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 2004 and 2003
(Dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$25,479	$24,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,928	16,924
Amortization	867	891
Deferred income taxes	1,393	2,267
Other	(168)	(273)

Changes in operating assets and liabilities:
Receivables	(407)	(1,411)
Inventories	(15,474)	(1,114)
Other current assets	6,930	1,645
Other assets	(1,843)	(1,988)
Accounts payable	2,825	4,002
Accrued expenses	(7,423)	3,310
Other noncurrent liabilities	4,271	3,368

Net cash provided by operating activities	35,378	52,579

Cash flows from investing activities:
Capital expenditures	(21,905)	(15,980)
Proceeds from sale of assets	220	217
Purchases of salon net assets, net of cash acquired	(11,801)	(25,360)

Net cash used in investing activities	(33,486)	(41,123)

Cash flows from financing activities:
Borrowings on revolving credit facilities	443,150	223,515
Payments on revolving credit facilities	(426,526)	(207,815)
Repayment of long-term debt	(11,888)	(15,171)
Other, primarily decrease in negative book cash balances	2,136	(4,813)
Dividends paid	(1,772)	(1,309)
Repurchase of common stock	—	(2,990)
Proceeds from issuance of common stock	1,311	2,978

Net cash provided by (used in) financing activities	6,411	(5,605)

Effect of exchange rate changes on cash and cash equivalents	546	723

Increase in cash and cash equivalents	8,849	6,574

Cash and cash equivalents:
Beginning of period	73,567	55,454

End of period	$82,416	$62,028

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2004 and for the three months ended September 30, 2004 and 2003, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly present the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2004 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and other documents filed with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three month periods ended September 30, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Stock-Based Employee Compensation Plans:

At September 30, 2004, the Company had three employee stock option plans, the 2004 Long Term Incentive Plan (2004 Plan), the 2000 Stock Option Plan and the 1991 Stock Option Plan. The 2004 Plan was approved by the Company’s Board of Directors in May of 2004 and received shareholder approval on October 28, 2004. In June 2004 (prior to shareholder approval), 72,500 shares of restricted stock and 110,750 stock appreciation rights (SARs) were awarded under the 2004 Plan, pending shareholder approval. No stock options have been granted under the 2004 Plan. Since the 2004 Plan did not receive shareholder approval until after September 30, 2004, no compensation expense was recognized during the first quarter of fiscal year 2005. The Company had outstanding stock options under the 1991 Plan, although the Plan terminated in 2001.

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

Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions will continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions increased the Company’s first quarter fiscal year 2005 compensation expense by approximately $80,000, and is expected to increase total fiscal year 2005 compensation expense by approximately $1.4 million.

The Company’s pro forma net income and pro forma earnings per share for the quarters ended September 30, 2004 and 2003 was as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Net income, as reported	$25,479	$24,958
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,570)	(1,677)

Pro forma net income	$23,959	$23,281

Earnings per share:
Basic – as reported	$0.57	$0.57

Basic – pro forma	$0.54	$0.53

Diluted – as reported	$0.55	$0.55

Diluted – pro forma	$0.52	$0.51

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2004	2003
Risk-free interest rate	4.16%	2.89%
Expected life in years	5.5	7.25
Expected volatility	30.0%	42.00%
Expected dividend yield	0.37%	0.45%

2.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the first quarter of fiscal year 2005 was due to the following:

(Dollars in thousands)	Increase
Exercise of stock options	$1,308
Tax benefit realized upon exercise of stock options	517
Stock option compensation	80

$1,905

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2004 and 2003 were as follows:

	For the Three Months Ended September 30,
	(Dollars in thousands)
	2004	2003
Net income	$25,479	$24,958
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1)	45
Change in cumulative foreign currency translation	4,694	1,052

Total comprehensive income	$30,172	$26,055

3.	NET INCOME PER SHARE:

Stock options covering 109,805 and 345 shares were excluded from the shares used in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September,
	2004	2003
Weighted average shares for basic earnings per share	44,321,992	43,636,503
Effect of dilutive securities:
Dilutive effect of stock options	1,902,960	1,889,281
Contingent shares issuable under contingent stock agreements (see Note 5)	68,431	70,033

Weighted average shares for diluted earnings per share	46,293,383	45,595,817

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

4.	SEGMENT INFORMATION:

The Company operates or franchises 8,236 North American salons (located in the United States, Canada and Puerto Rico), 2,015 international salons and 11 beauty career schools. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty career schools are located in the United States and the United Kingdom.

Based on the way the Company manages its business, it has presented its North American salons, international salons and beauty career schools as three reportable operating segments. Prior to the current fiscal quarter, the Company had two reportable operating segments: North American and international operations. Salons and beauty career schools were included within each of these reportable operating segments due to the way in which the Company managed its business at that time. Management began reviewing the operations of the beauty career schools separately from the salon operations during fiscal year 2005 in anticipation of further expansion into the beauty career school business. Segment information for the first quarter of fiscal year 2004 has been reclassified to conform to the current year presentation.

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table:

	For the Three Months Ended September 30,
	(Dollars in thousands)
	2004	2003
Total revenues:
North American salons	$448,428	$414,533
International salons	51,738	43,142
Beauty career schools	6,056	3,046

Total	$506,222	$460,721

Income before income taxes:
North American salons	$83,707	$83,054
International salons	9,853	7,093
Beauty career schools	1,264	1,012
Corporate*	(55,249)	(51,856)

Total	$39,575	$39,303

* primarily general and administrative, corporate depreciation and amortization, and net interest expense

Total revenues associated with salon operations in the United States represent 95.3 and 95.8 percent of the amounts set forth above as North American salon revenues for the three months ended September 30, 2004 and 2003, respectively. Total income before income taxes associated with salon operations in the United States represent 95.3 and 96.3 percent of the amounts set forth above as North American salon income before income taxes for the three months ended September 30, 2004 and 2003, respectively.

5.	ACQUISITIONS:

During the quarters ended September 30, 2004 and 2003, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2004 and 2003, and the allocation of the purchase prices, were as follows:

	Three Months Ended
	September 30,
	(Dollars in thousands)
	2004	2003
Components of aggregate purchase prices:
Cash	$11,801	$25,360

Allocation of the purchase price:
Net tangible assets acquired	$2,425	$3,477
Identifiable intangible assets	90	174
Goodwill	9,286	21,709

	$11,801	$25,360

In a limited number of acquisitions, the Company has guaranteed that stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the September 30, 2004 market price, the Company would be required to provide an additional 68,431 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired September 30, 2004. These contingently issuable shares have been included in the calculation of diluted earnings per share for the three months ended September 30, 2004.

6.	SUBSEQUENT EVENT:

On October 4, 2004, President Bush signed an Act into law that included a provision reinstating the Work Opportunity and Welfare-to-Work Credits. The reinstatement is retroactive to December 31, 2003 and the credits will be available through December 31, 2005.

For interim reporting purposes, the Company determines the best estimate of its annual effective tax rate and applies this rate in calculating income taxes on a year-to-date basis. Any immediate impact resulting from a change in tax law is recognized in the interim period in which the law change is enacted. Since the credits were reinstated after September 30, 2004, they were not factored into the Company’s calculation of the estimated annual effective tax rate in the first quarter ended September 30. The Company will remeasure its annual estimated tax rate in the second quarter, with consideration given to the reinstated tax credit for the full fiscal year. The resulting catch-up adjustment will also be recognized in the second quarter. The Company expects this change in tax law to result in a catch-up adjustment of approximately $0.3 million in the quarter ended December 31, 2004; the expected annual impact is approximately $0.9 million for fiscal year 2005.

Additionally, the President signed into law the American Jobs Creation Act of 2004. The Company is in the process of evaluating this legislation and believes that certain provisions of the Act may have a favorable impact on the Company in the future. The Act has no immediate impact on the Company’s tax position.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2004 and the related condensed consolidated statements of operations and of cash flows for the three month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated August 24, 2004, which contained an explanatory paragraph indicating the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2004, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 27, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S OVERVIEW

Regis Corporation, based in Minneapolis, Minnesota, is an owner, operator and franchisor of hair and retail product salons and beauty career schools. Our worldwide operations include 10,251 system-wide North American and international salons and 11 beauty career schools at September 30, 2004. Each of our salon concepts has generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operation includes 8,236 salons, including 2,303 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,015 salons, including 1,599 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Our beauty career schools are managed in aggregate, regardless of geographical location, and include seven locations in the United States and four locations in the United Kingdom. During the first quarter of fiscal year 2005, we had an average of approximately 54,000 corporate employees worldwide.

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

Organic revenue growth is achieved through the combination of new salon construction and same-store sales increases. Each fiscal year, we anticipate building several hundred corporate salons. We anticipate our franchisees will open several hundred salons as well. Although not a significant factor, older, unprofitable salons will be closed or relocated. Our long-term outlook is for annual consolidated low single-digit same-store sales increases. Based on current fashion and economic cycles, we project our annual fiscal year 2005 consolidated same-store sales increase to be at the low end of our long-term outlook range.

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

We have begun acquiring and are exploring the possibility of building beauty career schools. The beauty career school business is highly profitable, and often participates in governmental programs designed to encourage education. We believe there is an opportunity to place graduates in our various salon concepts which may provide us with another competitive advantage. Similar to the salon industry, the beauty career school business is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry. Expanding this business would allow us to add incremental revenue without cannibalizing our existing salon business. Primarily through acquisition, we believe beauty career schools could contribute over $100 million in annual revenue in five years.

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

Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Three Months Ended September 30,
	2004	2003
Company-owned service revenues (1)	70.5%	69.5%
Company-owned product revenues (1)	29.5	30.5
Franchise revenues	5.2	5.7
School revenues	1.2	0.7

Company-owned operations:
Profit margins on service (2)	42.9	43.5
Profit margins on product (3)	48.9	48.1
Direct salon expenses (1)	8.9	8.8
Rent (1)	15.1	14.6
Depreciation (1)	3.4	3.4

Franchise direct costs, including product and equipment (4)	52.6	52.5
General and administrative	9.6	9.9
School direct costs (5)	76.1	65.0
Depreciation and amortization	0.8	0.7

Operating income	8.5	9.4
Income before income taxes	7.8	8.5
Net income	5.0	5.4

(1)	Computed as a percent of company-owned salon revenues.

(2)	Computed as a percent of company-owned salon service revenues.

(3)	Computed as a percent of company-owned salon product revenues.

(4)	Computed as a percent of franchise revenues.

(5)	Computed as a percent of school revenues.

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Changes in these estimates could have a material effect on our Condensed Consolidated Financial Statements.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2004 Annual Report on Form 10-K. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 our June 30, 2004 Annual Report on Form 10-K. No changes have been made to these policies since June 30, 2004.

RESULTS OF OPERATIONS

Revenues

Consolidated revenues include revenues of company-owned salons, beauty career school revenues, franchise royalties, franchise fees and product and equipment sales to franchisees. During the first quarter of fiscal year 2005, consolidated revenues increased 9.9 percent to $506.2 million as compared to the corresponding period of the prior fiscal year. The following chart details our consolidated revenues by concept:

	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Revenues:
North American salons:
Regis Salons	$116,457	$117,955
MasterCuts	42,519	43,546
Trade Secret*	61,461	58,941
SmartStyle	82,283	68,447
Strip Center Salons*	145,708	125,644

Total North American Salons	448,428	414,533

International salons*	51,738	43,142
Beauty career schools	6,056	3,046

Consolidated revenues	$506,222	$460,721

Percent change from prior year	9.9%	15.4%

Same-store sales increase	0.9%	2.6%

*	Includes aggregate franchise royalties, franchise fees and product and equipment sales to franchisees of $26.5 and $26.0 million for the three months ended September 30, 2004 and 2003, respectively. North American franchise revenues represented 61.2 and 65.6 percent of total franchise revenues in the first quarter of fiscal year 2005 and 2004, respectively.

Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 9.9 percent increase in consolidated revenues during the first quarter of fiscal year 2005 was driven by the following:

Percentage Increase (Decrease) in Revenues
For the Three Months Ended
September 30, 2004
Acquisitions (previous twelve months)	5.4%
Organic growth (salons)	4.0
Foreign currency	1.3
Franchise revenues	(0.1)
Closed salons	(0.7)

9.9%

We acquired 379 company-owned salons during the twelve months ended September 30, 2004, including 169 franchise buybacks. The organic growth stemmed from the construction of 479 company-owned salons during the twelve months ended September 30, 2004, as well as consolidated same-store sales increases. During the first quarter of fiscal year 2005, the foreign currency impact was driven by the weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior period’s exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

North American Salon Revenues. Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$448,428	$33,895	8.2%	0.5%
2003	414,533	51,086	14.1	2.4

The percentage increase during the first quarter of fiscal year 2005 was due to the following factors:

Percentage Increase (Decrease) in Revenues
For the Three Months Ended
September 30, 2004
Acquisitions (previous twelve months)	5.3%
Organic growth	3.3
Foreign currency	0.2
Franchise revenues	(0.2)
Closed salons	(0.4)

8.2%

We acquired 351 company-owned North American salons during the twelve months ended September 30, 2004, including 169 franchise buybacks. The organic growth stemmed from the construction of 451 company-owned salons in North America during the twelve months ended September 30, 2004, as well as North American same-store sales increases. Revenues were negatively impacted during the first quarter of fiscal year 2005 by the hurricanes in the southeast United States, which caused nearly 650 of our company-owned salons to be closed for at least one day, as well as reduced customer visits to salons. The foreign currency impact during the first quarter of fiscal years 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

International Salon Revenues. Total international salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$51,738	$8,596	19.9%	5.6%
2003	43,142	7,366	20.6	5.3

The percentage increase during the first quarter of fiscal year 2005 was due to the following factors:

Percentage Increase (Decrease) in Revenues
For the Three Months Ended
September 30, 2004
Acquisitions (previous twelve months)	1.0%
Organic growth	10.3
Foreign currency	11.2
Franchise revenues	1.4
Closed salons	(4.0)

19.9%

We acquired 28 company-owned international salons, primarily located in France and the United Kingdom, during the twelve months ended September 30, 2004. The organic growth stemmed from the construction of 28 company-owned salons in the United Kingdom during the twelve months ended September 30, 2004, as well as international same-store sales increases. International same-store product sales increased 14.7 and 32.3 percent during the first quarter of fiscal year 2005 and 2004, respectively, benefiting from our continuing improvement in assessing the merchandising demands of our international customers. The foreign currency impact during the first quarter of fiscal year 2005 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates.

School Revenues. Total revenues earned by beauty career schools were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar		Percentage
2004	$6,056	$3,010		98.8%
2003	3,046	N/A	[a]	N/A	[a]

a. We did not own or operate any beauty career schools until December of 2002.

The percentage increase during the first quarter of fiscal year 2005 was due to the following factors:

Percentage Increase (Decrease) in Revenues
For the Three Months Ended
September 30, 2004
Acquisitions (previous twelve months)	87.8%
Organic growth	5.3
Foreign currency	5.7

98.8%

We acquired six Blaine Beauty Career Schools during the fourth quarter of fiscal year 2004. The organic growth stemmed from increased tuition earned by the existing beauty career schools during the three months ended September 30, 2004 due to increased attendance. The foreign currency impact during the first quarter of fiscal year 2005 was driven by the weakening of the United States dollar against the British pound as compared to the prior period’s exchange rate.

Consolidated Revenues. North American salon and international salon revenues are primarily comprised of company-owned service and product revenues, as well as franchise revenues from franchise fees and royalties, and product and equipment sales to franchisees. School revenues are primarily comprised of tuition; fluctuations in school revenues are discussed above. Fluctuations in the three salon revenue categories were as follows:

Service Revenues. Service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$333,874	$33,837	11.3%	1.0%
2003	300,037	36,961	14.0	0.4

The growth in service revenues in the first quarter of fiscal year 2005 was driven by acquisitions and organic growth (new salon construction and same-store sales growth). Service revenues were negatively impacted during the first quarter of fiscal year 2005 by the hurricanes in the southeast United States, as discussed above in conjunction with North American salon revenues.

Product Revenues. Product revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage	Sales Increase
2004	$139,800	$8,208	6.2%	0.6%
2003	131,592	21,299	19.3	7.9

Product revenues were also negatively impacted by the hurricanes during the first quarter of fiscal year 2004, as discussed above.

Franchise Revenues. Total franchise revenues, which include royalties, franchise fees and our product and equipment sales to franchisees, were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2004: Royalties	$17,719	$571	3.3%
Franchise fees	949	(13)	(1.4)
Franchise product sales	7,824	(112)	(1.4)

Total franchise revenues	$26,492	$446	1.7%

2003: Royalties	$17,148	$1,454	9.3%
Franchise fees	962	(463)	(32.5)
Franchise product sales	7,936	(799)	(9.2)

Total franchise revenues	$26,046	$192	0.7%

Total franchise salons open at September 30, 2004 and 2003 were 3,902 and 3,999, respectively. We purchased 169 of our franchise salons during the twelve months ended September 30, 2004, which was one of the drivers of the overall decrease in the number of franchise salons between periods. Of total consolidated franchise revenues, North American franchise revenues represented 61.2 and 65.6 percent in the first quarters of fiscal year 2005 and 2004, respectively.

The increase in total consolidated franchise revenues during the first quarter of fiscal year 2005 was due to favorable foreign currency fluctuations, which caused franchise revenues to increase 2.9 percent. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues decreased 1.2 percent, primarily due to our purchase of 169 franchise salons during the past twelve months.

Royalties increased 3.5 percent during the first quarter of fiscal year 2005 due to favorable foreign currency fluctuations. Exclusive of the effect of this favorable currency fluctuation, royalties decreased 0.2 percent.

Franchise fees decreased during the first quarter of fiscal year 2005 primarily due to the timing of franchise development, particularly with regard to the international franchise salons. The 1.4 percent decrease in franchise fees was net of a favorable impact of approximately 1.3 percent related to foreign currency exchange rate fluctuations.

Sales of product and equipment to franchise salons decreased during the first quarter of fiscal year 2005 primarily due to our purchase of 169 franchise salons during the past twelve months. The franchise product revenues contributed by these salons were replaced by company-owned salon product revenues. Further, lower international franchise salon counts as compared to the prior fiscal year (1,599 and 1,632 international franchise salons were open at September 30, 2004 and 2003, respectively) contributed to the decrease in franchise product revenues. The 1.4 percent decrease is net of a 1.8 percent favorable impact related to foreign currency exchange rate fluctuations.

Cost of Revenue

Total company-owned salon gross margin. Our cost of salon revenues includes salon based labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin for the first quarter of fiscal years 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended	Total	Company-owned
September 30,	Margin	Salon Revenues	Dollar	Percentage	Basis Point*
2004	$211,686	44.7	$17,699	9.1%	(20)
2003	193,987	44.9	$24,918	14.7	(40)

*	Represents the basis point change in total margin as a percent of company-owned salon revenues as compared to the corresponding period of the prior fiscal year.

Company-owned salon service margin. Service margin for the first quarter of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of Company-	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended	Service	Owned Salon
September 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
2004	$143,279	42.9	$12,637	9.7%	(60)
2003	130,642	43.5	15,194	13.2	(40)

*	Represents the basis point change in service margin as a percent of company-owned salon service revenues as compared to the corresponding period of the prior fiscal year.

The basis point decrease in salon service margins during the first quarter of fiscal year 2005 was primarily related to our decision to compensate employees while salons were closed in the southeast United States due to the hurricanes.

Company-owned salon product margin. Product margin for the first quarter of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of Company-	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended	Product	Owned Salon
September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
2004	$68,407	48.9	$5,062	8.0%	80
2003	63,345	48.1	9,724	18.1	(50)

*	Represents the basis point change in product margin as a percent of company-owned salon product revenues as compared to the corresponding period of the prior fiscal year.

The first quarter fiscal year 2005 basis point improvement in product margins was primarily related to a lower cost of goods stemming from our ability to negotiate favorable terms with our suppliers due to our size and volume of purchases.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes related to salons was as follows:

(Dollars in thousands)		Expense as % of	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended		Company-owned
September 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
2004	$71537	15.1	$8,718	13.9%	50
2003	62,819	14.6	9,037	16.8	20

*	Represents the basis point change in rent expense as a percent of total company-owned salon revenues as compared to the corresponding period of the prior fiscal year.

The increase in this fixed-cost expense as a percent of company-owned salon revenues during the first quarter of fiscal year 2005 was primarily due to lower same-store sales growth in the first quarter of fiscal year 2005 as compared to the corresponding period of the prior fiscal year.

General and Administrative

General and administrative (G&A) includes expenses related to salon operations (field supervision, salon training and promotions and product distribution) and home office administration costs (such as salaries and professional fees), including indirect franchise and schools costs. During the first quarter of fiscal year 2005 and 2004, G&A costs were as follows:

(Dollars in thousands)		Expense as %	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended		of Total
September 30,	G&A	Revenues	Dollar	Percentage	Basis Point*
2004	$48,838	9.6	$3,333	7.3%	(30)
2003	45,505	9.9	5,589	14.0	(10)

*	Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in G&A costs as a percent of total revenues during the first quarter of fiscal year 2005 was primarily due to a $1.3 million expense during the first quarter of the prior fiscal year related to the write-off of loans associated with split dollar life insurance arrangements and $0.6 million of expense related to the write-off of the cash surrender value of the related policies. The loans were written off due to final regulations issued by the IRS on the taxation of such split dollar arrangements.

School Direct Costs

School direct costs include all direct costs related to the beauty career schools, such as the cost of product and equipment used in the beauty career schools and direct costs incurred to support school activities (e.g., salaries). During the first quarter of fiscal year 2005 and 2004, school direct costs were as follows:

(Dollars in thousands)		Expense as %	Increase (Decrease) Over Prior Fiscal Year
Quarter Ended	School	of School
September 30,	Direct	Revenues	Dollar		Percentage		Basis Point*
2004	$4,606	76.1	$2,627		132.7%		1,110
2003	1,979	65.0	N/A	[a]	N/A	[a]	N/A	[a]

a. We did not own or operate any beauty career schools until December of 2002.

*	Represents the basis point change in school direct costs as a percent of school revenues as compared to the corresponding period of the prior fiscal year.

The basis point increase in school direct costs during the first quarter of fiscal year 2005 was primarily due to increased school direct costs related to the integration of the Blaine beauty career schools, which were acquired during the fourth quarter of fiscal year 2004.

Income Taxes

Our reported effective tax rate was as follows:

First Quarter	Effective	Basis Point
Fiscal Year	Rate	Decrease
2005	35.6%	(90)
2004	36.5	(100)

Changes in our overall effective tax rate are largely the result of a larger percentage of our income being generated in lower rate international tax jurisdictions. The associated effective tax rate on our international businesses, which are in lower tax jurisdictions, resulted in the improvement in the effective tax rate for the first quarter of fiscal year 2005.

Effects of Inflation

We compensate some of our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of company-owned salon revenues to remain relatively constant. Accordingly, this provides us certain protection against inflationary increases as payroll expense and related benefits (our major expense components) are variable costs of sales. In addition, we may increase pricing in our salons to offset any significant increases in wages. Therefore, we do not believe inflation has had a significant impact on the results of operations.

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In the first quarter of fiscal year 2005, foreign currency translation had a positive impact on consolidated revenues and net income before income taxes due to the strengthening of the Canadian dollar, British pound and Euro. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. Using this method, foreign currency exchange rate fluctuations had a positive impact on consolidated net income of $0.5 million during the first quarter of fiscal year 2005.

First Quarter, Fiscal Year 2005

		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Company-owned salon revenues:
North American salons	$432,215	$841	$431,374	8.7%	8.5%
International salons	41,459	4,141	37,318	21.3	9.2

Total	$473,674	$4,982	$468,692	9.7%	8.6%

Franchise revenues:
North American salons	$16,213	$55	$16,158	(5.1)%	(5.4)%
International salons	10,279	707	9,572	14.7	6.8

Total	$26,492	$762	$25,730	1.7%	(1.2)%

Total revenues:
North American salons	$448,428	$896	$447,532	8.2%	8.0%
International salons	51,738	4,848	46,890	19.9	8.7
Schools	6,056	174	5,882	98.8	93.1

Total	$506,222	$5,918	$500,304	9.9%	8.6%

Income before income taxes:
North American salons	$83,707	$170	$83,537	0.8%	0.6%
International salons	9,853	931	8,922	38.9	25.8
Schools	1,264	21	1,243	24.9	22.8
Corporate**	(55,249)	(417)	(54,832)	6.5	5.7

Total	$39,575	$705	$38,870	0.7%	(1.1)%

*	represents the percentage increase over reported amounts in the corresponding period of the prior fiscal year

**	primarily general and administrative, corporate depreciation and amortization, and net interest expense

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	Improvement*
September 30, 2004	30.1%	40
June 30, 2004	30.5	440

*	Improvement as compared to prior fiscal year end (June 30).

Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty career schools, and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at September 30, 2004 and June 30, 2004 were as follows:

(Dollars in thousands)	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period*	Prior Period*
September 30, 2004	$1,313,144	$41,285	3.2%
June 30, 2004	1,271,859	158,904	14.3

*	Improvement as compared to prior fiscal year end (June 30).

Total shareholders’ equity at September 30, 2004 and June 30, 2004 was as follows:

(Dollars in thousands)	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
September 30, 2004	$717,868	$30,307	4.4%
June 30, 2004	687,561	124,757	22.2

*	Improvement as compared to prior fiscal year end (June 30).

During the first quarter of fiscal year 2005, equity increased as a result of net income, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, and additional paid-in capital primarily recorded in connection with the exercise of stock options.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first quarter of fiscal year 2005 and 2004 was $35.4 and $52.6 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Net income	$25,479	$24,958
Depreciation and amortization	19,795	17,815
Deferred income taxes	1,393	2,267
Accounts payable and accrued expenses	(4,598)	7,312
Inventories	(15,474)	(1,114)
Other	8,783	1,341

	$35,378	$52,579

During the first quarter of fiscal year 2005, inventories increased during the first quarter of fiscal year 2005 primarily due to the receipt of holiday promotions, beginning in August. Additionally, accounts payable and accrued expenses decreased primarily due to the timing of payments made related to the inventory.

Investing Activities

Net cash used in investing activities of $33.5 and $41.1 million in the first quarter of fiscal year 2005 and 2004, respectively, was the result of the following:

	Investing Cash Flows
	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Capital expenditures for remodels or other additions	$(9,316)	$(8,104)
Capital expenditures for new salon construction	(9,093)	(5,900)
Capital expenditures for the corporate office (including all technology-related expenditures)	(3,496)	(1,976)
Business and salon acquisitions	(11,801)	(25,360)
Proceeds from the sale of assets	220	217

	$(33,486)	$(41,123)

We constructed 121 company-owned salons and acquired 65 company-owned salons (58 of which were franchise buybacks) during the first quarter of fiscal year 2005. Acquisitions were primarily funded by a combination of operating cash flows and debt. The company-owned constructed and acquired salons consisted of the following number of salons in each concept:

	Three Months Ended
	September 30, 2004
	Constructed	Acquired
Regis Salons	10	—
MasterCuts	17	—
Trade Secret	15	—
SmartStyle	45	7
Strip Center	29	58
International	5	—

	121	65

Additionally, we completed 41 major remodeling projects during the first quarter of fiscal year 2005.

Financing Activities

Net cash provided by financing activities was $6.4 million during the first quarter of fiscal year 2005 and net cash used in financing activities was $5.6 million during the first quarter of fiscal year 2004, resulting from the following:

	Financing Cash Flows
	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Repayments of long-term debt	$(11,888)	$(15,171)
Dividend payments	(1,772)	(1,309)
Repurchase of common stock	—	(2,990)
Net borrowings on revolving credit facilities	16,624	15,700
Proceeds from the issuance of common stock	1,311	2,978
Other	2,136	(4,813)

	$6,411	$(5,605)

The proceeds from the issuance of common stock were related to the exercise of stock options. In the third quarter of fiscal year 2004, the quarterly dividend was increased from its historical rate of $0.03 per share to $0.04 per share.

Acquisitions

The acquisitions during the first quarter of fiscal year 2005 consisted of 58 franchise buybacks and seven other acquired salons. These acquisitions individually and in the aggregate are not material to our operations. Therefore, pro forma information is not included in the Notes to the Consolidated Financial Statements. The acquisitions were funded primarily from operating cash flow and debt. Since 1994, we have acquired over 7,400 salons.

Contractual Obligations and Commercial Commitments

There have been no significant changes in our commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2004. We are in compliance with all covenants and other requirements of its credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to December 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.6 million at September 30, 2004, terminate at various dates between June 2006 and April 2009. We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first quarter of fiscal year 2005.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.04 per share during the first quarter of fiscal year 2005. On October 28, 2004, our Board of Directors declared a $0.04 per share quarterly dividend payable November 26, 2004 to shareholders of record on November 12, 2004.

Share Repurchase Program

Our Board of Directors has approved a stock repurchase program under which up to $100.0 million could be expended for the repurchase of Regis Corporation common stock. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of September 30, 2004, a total of 1.8 million shares have been repurchased for $53.4 million. No shares were repurchased during the first quarter of fiscal year 2005. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

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

Impact of Changes in Regulatory and Statutory Laws

With more than 10,000 locations and 54,000 employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

Impact of Changes to Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of floating rate debt instruments and other financial instruments. See discussion in Item 3., “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. For the quarter ended September 30, 2004, operations denominated in currencies other than the United States dollar represented approximately 23 percent of consolidated net income before income taxes, and changes in foreign currency exchange rates benefited net income before income taxes by approximately $0.7 million. This impact was calculated by multiplying current year net income before income taxes in local currencies by the change in the average foreign currency exchange rate between the first quarter of the current fiscal year and the corresponding period of the prior fiscal year. Refer the constant currency discussion in “Management’s Discussion and Analysis” for further detail.

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 4, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of September 30, 2004 and June 30, 2004, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $4.1 and $3.5 million related to the fair value swaps at September 30 and June 30, 2004, respectively:

	September 30,	June 30,
(Dollars in thousands)	2004	2004
Fixed rate debt	$203,926	$202,543
Floating rate debt	105,225	98,600

	$309,151	$301,143

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

(Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at September 30, 2004, June 30, 2004 and September 30, 2003. These swaps are being accounted for as cash flow swaps.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet, related to the cash flow swap was $0.4 and $0.5 million at September 30, 2004 and 2003, respectively. The following table depicts the hedging activity recorded in the accumulated other comprehensive income account related to the cash flow swap for the three months ended September 30, 2004 and 2003.

	For the Three Months Ended September 30,
	(Dollars in thousands)
	2004	2003
Tax-effected (loss) gain on cash flow hedge recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$88	$98
Unrealized net loss from changes in fair value of cash flow swap	(89)	(53)

	$(1)	$45

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $71.0 and $81.0 million notional amount at September 30, 2004 and June 30, 2004, respectively, with maturation dates between July 2005 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

The Company’s fair value swaps are recorded at fair value within other assets in the Condensed Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $3.1 and $2.4 million at September 30, 2004 and June 30, 2004, respectively. Additionally, $1.0 and $1.1 million of deferred gain remained in long-term debt at September 30, 2004 and June 30, 2004, respectively, related to the early termination of a fair value swap contracts. No hedge ineffectiveness occurred during the first quarter of fiscal year 2005 or 2004. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Condensed Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of September 30, 2004, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately seven percent of the Company’s net investments in foreign operations at September 30, 2004 and June 30, 2004.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet. At September 30, 2004 and June 30, 2004, the Company’s net investment in this derivative financial instrument was in a $9.3 and $8.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet. For the quarters ended September 30, 2004 and 2003, $0.5 and $0.7 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2004 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to this information during the three months ended September 30, 2004.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended September 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) Share Repurchase Program

The Company’s Board of Directors approved a stock repurchase program under which up to $100.0 million can be expended for the repurchase of the Company’s common stock. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

There were no repurchases of the Company’s common stock during the quarter ended September 30, 2004. The approximate dollar value of shares that may yet be purchased under the Company’s stock repurchase program is approximately $46,590,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended September 30, 2004:

Form 8-K dated July 8, 2004 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month, quarter and fiscal year ended June 30, 2004.

Form 8-K dated August 24, 2004 related to the announcement of the Company’s financial results for its fiscal fourth quarter and fiscal year ended June 30, 2004.

Form 8-K dated September 22, 2004 related to the announcement that the Company had lowered its first quarter earnings per share expectations as compared to previously reported expectations.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 29, 2004	By:	/s/ Randy L. Pearce

Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer