Form 10-Q
period 2004-12-31
REGIS CORP
filed 2005-02-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___ to___

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
Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2005:

Common Stock, $.05 par value	44,716,962

Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of December 31, 2004 and June 30, 2004
(Dollars in thousands, except per share amounts)

	December 31, 2004	June 30, 2004
ASSETS
Current assets:
Cash and cash equivalents	$118,333	$73,567
Receivables, net	45,771	35,033
Inventories	173,652	161,304
Deferred income taxes	14,373	15,285
Other current assets	28,370	28,253

Total current assets	380,499	313,442

Property and equipment, net	411,644	381,903
Goodwill	625,586	457,140
Other intangibles, net	210,751	79,174
Other assets	52,085	40,200

Total assets	$1,680,565	$1,271,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$6,368	$19,128
Accounts payable	66,225	53,112
Accrued expenses	159,921	129,721

Total current liabilities	232,514	201,961

Long-term debt	513,295	282,015
Other noncurrent liabilities	164,828	100,322

Total liabilities	910,637	584,298

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at December 31, 2004 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 44,661,488 and 44,283,949 common shares at December 31, 2004 and June 30, 2004, respectively	2,228	2,214
Additional paid-in capital	230,550	220,204
Accumulated other comprehensive income	62,502	40,642
Retained earnings	474,648	424,501

Total shareholders’ equity	769,928	687,561

Total liabilities and shareholders’ equity	$1,680,565	$1,271,859

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
Revenues:
Service	$357,147	$306,630
Product	160,249	147,442
Royalties and fees	19,936	18,380

	537,332	472,452

Operating expenses:
Cost of service	203,604	171,452
Cost of product	84,392	76,902
Site operating expenses	44,751	39,154
General and administrative	64,105	54,429
Rent	74,670	64,759
Depreciation and amortization	20,765	18,673

Total operating expenses	492,287	425,369

Operating income	45,045	47,083

Other income (expense):
Interest	(5,467)	(3,851)
Other, net	1,024	331

Income before income taxes	40,602	43,563

Income taxes	(13,838)	(15,901)

Net income	$26,764	$27,662

Net income per share:
Basic	$0.60	$0.63

Diluted	$0.58	$0.60

Weighted average common and common equivalent shares outstanding:
Basic	44,534	43,893

Diluted	46,468	45,973

Cash dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
Revenues:
Service	$696,582	$609,582
Product	308,368	287,102
Royalties and fees	38,604	36,489

	1,043,554	933,173

Operating expenses:
Cost of service	396,190	341,853
Cost of product	161,976	151,215
Site operating expenses	88,052	77,701
General and administrative	121,806	107,873
Rent	146,719	127,818
Depreciation and amortization	40,560	36,299

Total operating expenses	955,303	842,759

Operating income	88,251	90,414

Other income (expense):
Interest	(9,775)	(8,219)
Other, net	1,701	671

Income before income taxes	80,177	82,866

Income taxes	(27,934)	(30,246)

Net income	$52,243	$52,620

Net income per share:
Basic	$1.18	$1.20

Diluted	$1.13	$1.15

Weighted average common and common equivalent shares outstanding:
Basic	44,423	43,795

Diluted	46,359	45,835

Cash dividends declared per common share	$0.08	$0.06

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
Cash flows from operating activities:
Net income	$52,243	$52,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,137	34,888
Amortization	2,423	1,724
Deferred income taxes	4,462	5,901
Other	595	179

Changes in operating assets and liabilities:
Receivables	(1,265)	(2,408)
Inventories	(8,407)	4,883
Other current assets	1,546	(1,950)
Other assets	(6,836)	(2,870)
Accounts payable	7,221	881
Accrued expenses	15,075	14,057
Other noncurrent liabilities	7,341	5,826

Net cash provided by operating activities	112,535	113,731

Cash flows from investing activities:
Capital expenditures	(46,709)	(34,404)
Proceeds from sale of assets	602	95
Purchases of salon net assets, net of cash acquired	(244,743)	(33,611)

Net cash used in investing activities	(290,850)	(67,920)

Cash flows from financing activities:
Borrowings on revolving credit facilities	890,315	385,175
Payments on revolving credit facilities	(760,633)	(396,150)
Proceeds from issuance of long-term debt	100,000	11,860
Repayment of long-term debt	(17,226)	(20,110)
Other, primarily increase (decrease) in negative book cash balances	2,672	(8,838)
Dividends paid	(3,555)	(2,631)
Repurchase of common stock	(442)	(3,373)
Proceeds from issuance of common stock	6,425	10,390

Net cash provided by (used in) financing activities	217,556	(23,677)

Effect of exchange rate changes on cash and cash equivalents	5,525	3,568

Increase in cash and cash equivalents	44,766	25,702

Cash and cash equivalents:
Beginning of period	73,567	55,454

End of period	$118,333	$81,156

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2004 and for the three and six months ended December 31, 2004 and 2003, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly present the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2004 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three and six month periods ended December 31, 2004 and 2003 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated January 26, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Cost of Product Used and Sold:

Product costs related to the sale of product or services to salon customers are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually. During September of fiscal year 2005, the Company performed a physical inventory count which was finalized during the second quarter and resulted in changes in the Company’s interim fiscal usage estimates, and a corresponding adjustment that increased second quarter cost of sales by approximately $1.5 million. Significant changes in product costs, volumes or shrinkage could have a material impact on the Company’s gross margin. Product costs related to the sale of product to franchisees are determined by weighted average cost.

Deferred Rent:

The Company’s operating lease agreements include certain escalation provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term, which is equal to the amortization period for leasehold improvements. The difference between the rent due under the stated terms of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(cont.)
(Unaudited)

Stock-Based Employee Compensation Plans:

At December 31, 2004, the Company had two employee stock option plans, the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for its 2000 Stock Option Plan and 1991 Stock Option Plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized under the prospective transition method in the Condensed Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continue to be accounted for under APB Opinion No. 25 during fiscal year 2005. The adoption of the fair value recognition provisions for stock options increased the Company’s second quarter and year-to-date fiscal year 2005 compensation expense by approximately $0.2 million, and is expected to increase total fiscal year 2005 compensation expense by approximately $0.3 million.

The 2004 Plan was approved by the Company’s Board of Directors in May of 2004 and received shareholder approval on October 28, 2004. In June 2004 (prior to shareholder approval), 72,500 shares of restricted stock and 110,750 stock appreciation rights (SARs) were awarded under the 2004 Plan, pending shareholder approval. No stock options have been granted under the 2004 Plan. Since the 2004 Plan did not receive shareholder approval until the second quarter of fiscal year 2005, no compensation expense was recognized related to the 2004 Plan prior to this quarter. During the three months ended December 31, 2004, compensation expense of approximately $0.1 million and less than $0.1 million was recognized related to restricted stock and SARs, respectively.

The Company’s pro forma net income and pro forma earnings per share for the three and six months ended December 31, 2004 and 2003 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$26,764	$27,662	$52,243	$52,620
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	164	—	214	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,588)	(1,651)	(3,158)	(3,328)

Pro forma net income	$25,340	$26,011	$49,299	$49,292

Earnings per share:
Basic – as reported	$0.60	$0.63	$1.18	$1.20

Basic – pro forma	$0.57	$0.59	$1.11	$1.13

Diluted – as reported	$0.58	$0.60	$1.13	$1.15

Diluted – pro forma	$0.56	$0.59	$1.10	$1.12

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(cont.)
(Unaudited)

     The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2004	2003
Risk-free interest rate	4.16%	2.89%
Expected life in years	5.50	7.25
Expected volatility	30.0%	42.0%
Expected dividend yield	0.37%	0.45%

2.	NEW ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board (FASB) issued a revised FAS No. 123, “Share-Based Payment (revised 2004)” (FAS No. 123R), which supersedes APB No. 25 and amends FAS No. 123 to require companies to expense the value of stock-based compensation plans. Additionally, FAS 123R, once adopted, disallows the use of the prospective transition method permitted by FAS No. 148. FAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., the beginning of the Company’s fiscal year 2006).

As discussed in Note 1 in conjunction with stock-based employee compensation plans, the Company currently has three types of stock-based compensation: stock options, SARs and restricted stock. The Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method as of the beginning of fiscal year 2004. No SARS or restricted stock were issued before fiscal year 2004; therefore, the adoption of FAS No. 123R has no effect with respect to these types of stock-based awards. However, in compliance with the prospective transition method under FAS No. 148, no compensation expense is currently recognized in the Company’s Condensed Consolidated Statement of Operations with respect to stock options granted prior to fiscal year 2004 (the date upon which Company adopted the fair value recognition provisions under FAS No. 123). The Company will adopt FAS No. 123R on July 1, 2005. Under the provisions of FAS 123R, compensation expense will also be recognized in earnings over the vesting period for stock options which remain unvested as of the date of adoption (July 1, 2005), regardless of their grant date. The Company expects the adoption of FAS 123R to incrementally increase compensation expense by approximately $2.6 million during fiscal year 2006.

In November, 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (FAS No. 151). FAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring all such costs to be recognized as current period charges regardless of whether or not the costs meet the criterion of “so abnormal.” Additionally, the Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

Also in December 2004, the FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets – an Amendment of APB Opinion No. 29” (FAS No. 153). The guidance in APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged, with the exception that nonmonetary exchanges of similar productive assets should be recorded on a carryover basis. FAS No. 153 amends APB Opinion No. 29 to eliminate this exception for similar productive assets and replace it with the general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 should be applied prospectively to nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, with early application permitted. The Company does not expect the adoption of this Statement to have any impact on its Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(cont.)
(Unaudited)

In October, 2004, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF Issue No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination” (EITF 04-1). This EITF requires, upon the acquisition of a business, acquiring companies to separately account for any pre-existing contractual relationships with the acquired entity. Amounts paid in settlement of any executory contracts must be expensed, measured at the lesser of (a) the amount by which the contract is favorable or unfavorable to market (from the acquiring company’s perspective) or (b) any stated settlement provisions in the contract. The reacquisition of an acquired entity’s contractual right to use the acquiring company’s intangible assets must be recognized as an intangible asset apart from goodwill, measured at a value not to exceed any stated reacquisition amount included in the contract. If a business combination effectively settles a lawsuit or executory contract and that settlement results in a gain or loss for the acquiring company, that company must recognize a settlement gain or loss. The following disclosures are also required by EITF 04-1: (a) the nature of the pre-existing relationship; (b) the fair value of the acquired entity’s assets and liabilities that were settled, including how fair value was determined; and (c) the amount of the settlement gain or loss recognized. This EITF must be applied to business combinations after October 13, 2004. The adoption of EITF 04-1 has not had, and the Company does not expect it to have in the future, a material impact on its Consolidated Financial Statements. When purchasing its franchisees, the fair value of any reacquired franchise right is estimated and considered in the purchase price allocation.

Also during October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10), which clarifies the guidance in paragraph 19 of FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS No. 131). According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of FAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of FAS No. 131. The FASB staff is currently working on a FASB Staff Position (FSP) to provide guidance in determining whether two or more operating segments have similar economic characteristics. The effective date of EITF 04-10 has been delayed in order to coincide with the effective date of the anticipated FSP, with early application is permitted. The adoption of EITF 04-10 is not expected to have an impact on the Company’s Consolidated Financial Statements.

On December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.” FSP No. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision under the American Jobs Creation Act of 2004, and allows additional time for entities potentially impacted by the provision to determine whether any foreign earnings will be repatriated under those provisions. As discussed in Note 8, the Company has completed a preliminary evaluation of the repatriation provisions and Treasury guidance and has determined that there is no advantage to electing repatriation under the Act.

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the six months ended December 31, 2004 was due to the following:

(Dollars in thousands)	Increase (Decrease)
Exercise of stock options	$6,412
Tax benefit realized upon exercise of stock options	3,785
Stock option compensation	341
Franchise stock incentive program	250
Stock repurchase plan	(442)

$10,346

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(cont.)
(Unaudited)

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2004 and 2003 were as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
(Dollars in thousands)
Net income	$26,764	$27,662	$52,243	$52,620
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	24	61	23	106
Change in cumulative foreign currency translation, net of taxes	17,143	12,739	21,837	13,791

Total comprehensive income	$43,931	$40,462	$74,103	$66,517

4.	NET INCOME PER SHARE:

Stock options covering 106,701 and 661 shares for the six months ended December 31, 2004 and 2003, respectively, were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive. There were no anti-dilutive shares during the three months ended December 31, 2004 or 2003.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
Weighted average shares for basic earnings per share	44,533,777	43,893,120	44,422,516	43,795,288
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,894,154	2,079,748	1,896,367	2,004,612
Contingent shares issuable under contingent stock agreements (see Note 7)	39,678	—	39,678	35,017

Weighted average shares for diluted earnings per share	46,467,609	45,972,868	46,358,561	45,834,917

5.	SEGMENT INFORMATION:

The Company operates or franchises 8,381 North American salons (located in the United States, Canada and Puerto Rico), 2,031 international salons and 15 beauty schools. Additionally, the Company purchased 91 hair restoration centers (42 company-owned and 49 franchise locations) in conjunction with its purchase of Hair Club for Men and Women during December 2004. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s newly acquired hair restoration centers are located in the United States and Canada.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate segments. In the prior fiscal year, the Company reported two segments: North American and international operations. Salons and beauty schools were included within each of these segments due to the way in which the Company managed its business at that time. Management began reviewing the operations of the beauty schools separately from the salon operations during fiscal year 2005 in anticipation of further expansion into the beauty school business. Further, the acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional segment (hair restoration centers). Segment information for the second quarter and first six months of fiscal year 2004 has been reclassified to conform to the current year presentation.

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended December 31, 2004
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$309,545	$33,745	$7,597	$6,260	$—	$357,147
Product	145,854	12,463	435	1,497	—	160,249
Royalties and fees	9,919	9,389	—	628	—	19,936

	465,318	55,597	8,032	8,385	—	537,332

Operating expenses:
Cost of service	180,850	18,095	2,143	2,516	—	203,604
Cost of product	75,425	7,816	363	788	—	84,392
Site operating expenses	41,085	2,389	797	480	—	44,751
General and administrative	24,992	10,714	1,471	1,818	25,110	64,105
Rent	64,144	9,304	617	510	95	74,670
Depreciation and amortization	15,563	1,661	233	708	2,600	20,765

Total operating expenses	402,059	49,979	5,624	6,820	27,805	492,287

Operating income	63,259	5,618	2,408	1,565	(27,805)	45,045

Other income (expense):
Interest	—	—	—	—	(5,467)	(5,467)
Other, net	—	—	—	—	1,024	1,024

Income before income taxes	$63,259	$5,618	$2,408	$1,565	$(32,248)	$40,602

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	For the Three Months Ended December 31, 2003
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$274,507	$28,577	$3,546	$—	$—	$306,630
Product	136,382	10,902	158	—	—	147,442
Royalties and fees	10,049	8,331	—	—	—	18,380

	420,938	47,810	3,704	—	—	472,452

Operating expenses:
Cost of service	156,609	13,760	1,083	—	—	171,452
Cost of product	69,406	7,398	98	—	—	76,902
Site operating expenses	36,717	1,939	498	—	—	39,154
General and administrative	22,921	9,007	315	—	22,186	54,429
Rent	55,887	8,520	255	—	97	64,759
Depreciation and amortization	14,586	1,764	59	—	2,264	18,673

Total operating expenses	356,126	42,388	2,308	—	24,547	425,369

Operating income	64,812	5,422	1,396	—	(24,547)	47,083

Other income (expense):
Interest	—	—	—	—	(3,851)	(3,851)
Other, net	—	—	—	—	331	331

Income before income taxes	$64,812	$5,422	$1,396	$—	$(28,067)	$43,563

	For the Six Months Ended December 31, 2004
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$611,411	$65,753	$13,158	$6,260	$—	$696,582
Product	282,192	23,749	930	1,497	—	308,368
Royalties and fees	20,143	17,833	—	628	—	38,604

	913,746	107,335	14,088	8,385	—	1,043,554

Operating expenses:
Cost of service	355,039	34,501	4,134	2,516	—	396,190
Cost of product	145,532	15,042	614	788	—	161,976
Site operating expenses	81,266	4,514	1,792	480	—	88,052
General and administrative	49,413	19,266	2,329	1,818	48,980	121,806
Rent	126,749	18,128	1,129	510	203	146,719
Depreciation and amortization	30,895	3,488	471	708	4,998	40,560

Total operating expenses	788,894	94,939	10,469	6,820	54,181	955,303

Operating income	124,852	12,396	3,619	1,565	(54,181)	88,251

Other income (expense):
Interest	—	—	—	—	(9,775)	(9,775)
Other, net	—	—	—	—	1,701	1,701

Income before income taxes	$124,852	$12,396	$3,619	$1,565	$(62,255)	$80,177

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	For the Six Months Ended December 31, 2003
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$547,588	$55,532	$6,462	$—	$—	$609,582
Product	267,065	19,749	288	—	—	287,102
Royalties and fees	20,818	15,671	—	—	—	36,489

	835,471	90,952	6,750	—	—	933,173

Operating expenses:
Cost of service	311,945	27,815	2,093	—	—	341,853
Cost of product	137,890	13,143	182	—	—	151,215
Site operating expenses	73,308	3,496	897	—	—	77,701
General and administrative	44,931	16,880	561	—	45,501	107,873
Rent	110,595	16,500	496	—	227	127,818
Depreciation and amortization	28,334	3,453	113	—	4,399	36,299

Total operating expenses	707,003	81,287	4,342	—	50,127	842,759

Operating income	128,468	9,665	2,408	—	(50,127)	90,414

Other income (expense):
Interest	—	—	—	—	(8,219)	(8,219)
Other, net	—	—	—	—	671	671

Income before income taxes	$128,468	$9,665	$2,408	$—	$(57,675)	$82,866

	Total Assets
(Dollars in thousands)	December 31, 2004	June 30, 2004
North American salons	$841,120	$782,915
International salons	233,867	198,679
Beauty schools	46,984	38,665
Hair restoration centers	294,692	—
Unallocated corporate	263,902	251,600

Consolidated	$1,680,565	$1,271,859

6.	GOODWILL AND OTHER INTANGIBLES:

The table below presents other intangible assets as of December 31, 2004 and June 30, 2004:

	December 31, 2004			June 30, 2004
	Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$111,271	$(2,937)	$108,334	$37,379	$(2,104)	$35,275
Customer list	46,800	(390)	46,410	—	—	—
Franchise agreements	25,386	(4,102)	21,284	16,513	(3,413)	13,100
Product license agreements	17,062	(1,555)	15,507	15,338	(1,144)	14,194
School-related licenses	5,700	(55)	5,645	4,700	(8)	4,692
Non-compete agreements	644	(536)	108	600	(460)	140
Other	15,027	(1,564)	13,463	12,902	(1,129)	11,773

	$221,890	$(11,139)	$210,751	$87,432	$(8,258)	$79,174

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 50 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Trade names	42
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	50
Non-compete agreements	6
Other	19

Total	30

Total amortization expense related to amortizable intangible assets was approximately $1.4 and $0.7 million during the three months ended December 31, 2004 and 2003, respectively, and $2.2 and $1.4 million during the six months ended December 31, 2004 and 2003, respectively. As of June 30, 2004, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2006	$10,324
2007	10,323
2008	10,292
2009	10,251
2010	10,237

Certain intangible assets are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment. Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the six months ended December 31, 2004 was as follows:

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated
Balance at June 30, 2004	$370,347	$71,421	$15,372	$—	$457,140
Goodwill acquired	19,266	1,341	5,439	132,079	158,125
Translation rate adjustments	3,544	6,777	—	—	10,321

Balance at December 31, 2004	$393,157	$79,539	$20,811	$132,079	$625,586

7.	ACQUISITIONS:

During the six months ended December 31, 2004 and 2003, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2004 and 2003, and the allocation of the purchase prices, were as follows:

	Six Months Ended
	December 31,
(Dollars in thousands)	2004	2003
Components of aggregate purchase prices:
Cash	$244,743	$33,611

Allocation of the purchase price:
Net tangible assets acquired, excluding deferred income taxes	$9,412	$5,222
Identifiable intangible assets	127,726	259
Goodwill	158,125	28,130
Deferred income tax liability	(50,520)	—

	$244,743	$33,611

In a limited number of acquisitions, the Company has guaranteed that stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the December 31, 2004 market price, the Company would be required to provide an additional 39,678 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired December 31, 2004. These contingently issuable shares have been included in the calculation of diluted earnings per share for the three and six months ended December 31, 2004.

In December 2004, the Company purchased Hair Club for Men and Women (Hair Club) for approximately $210 million, financed with debt. Hair Club offers a comprehensive menu of hair restoration solutions ranging from Extreme Hair Therapy(TM) to the non-surgical Bio-Matrix(R) Process and the latest advancements in hair transplantation, based on an analysis of what is best for each customer’s situation. Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 5 in the “hair restoration centers” segment. The hair restoration centers are expected to generate approximately $100 to $110 million in annual revenues, with an operating margin of approximately 20 percent of revenues.

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired hair salon brand. Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club, is generally not deductible for tax purposes due to the structure of the transaction.

In the Consolidated Financial Statements, the identifiable intangible assets are amortized over lives ranging from four to 50 years and, in accordance with FAS No. 142, “Goodwill and Other Intangible Assets,” goodwill has an unlimited useful life and is not amortized. However, in certain transactions, neither goodwill nor identifiable intangible assets are amortized for tax purposes. In these transactions, a deferred income tax liability is recognized at the date of acquisition in accordance with FAS No. 109, “Accounting for Income Taxes,” to account for the tax effect of the future amortization of the identifiable intangible assets which will be recognized in the Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

8.	INCOME TAXES:

On October 4, 2004, President Bush signed an Act into law that included a provision reinstating the Work Opportunity and Welfare-to-Work Credits. The reinstatement is retroactive to January 1, 2004 and the credits will be available through December 31, 2005. For interim reporting purposes, the Company determines the best estimate of its annual effective tax rate and applies this rate in calculating income taxes on a year-to-date basis. Any immediate impact resulting from a change in tax law is recognized in the interim period in which the law change is enacted. Since the credits were reinstated (enacted) after September 30, 2004, they were not included in the Company’s calculation of the estimated annual effective tax rate in the first quarter ended September 30. The Company remeasured its annual estimated tax rate in the second quarter, with consideration given to the reinstated tax credit for the full fiscal year. The resulting catch-up adjustment related to the first quarter was recognized in the second quarter, effectively reducing the second quarter’s tax provision by less than $0.1 million. The Company expects this change in tax law to have an annual impact of approximately $0.9 million for fiscal year 2005.

Additionally, the President signed into law the American Jobs Creation Act of 2004 (Act) on October 22, 2004. The Act creates, among other things, a temporary incentive for United States (U.S.) multinational companies to repatriate accumulated income earned outside the U.S. at an effective U.S. income tax rate as low as 5.25 percent as long as the repatriated income is invested in the U. S. pursuant to a plan. On January 13, 2005, the Internal Revenue Service issued its guidelines for applying the repatriation provisions of the Act, including guidance on qualifying dividends and qualifying reinvestment plans. The Company has completed a preliminary evaluation of the repatriation provisions and Treasury guidance and has determined that there is no advantage to electing repatriation under the Act. However, no final decisions or plans regarding the repatriation of monies have been made to date.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2004 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2004 and 2003 and of cash flows for the six month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 24, 2004, which contained an explanatory paragraph indicating the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2004, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 26, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the industry leader in the hair service business, which includes three distinct, but related, elements: beauty salons, hair restoration centers and beauty schools. As of December 31, 2004, our worldwide operations included 10,412 system-wide North American and international salons, 91 hair restoration centers and 15 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 8,381 salons, including 2,324 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,031 salons, including 1,600 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 91 North American locations, including 42 corporate and 49 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include eleven locations in the United States and four locations in the United Kingdom. During the second quarter of fiscal year 2005, we had an average of approximately 52,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, building blocks. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of 10-to-14 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, student enrollment, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year-to-year. We believe achieving revenue growth of 10-to-14 percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-to-mid teen percent growth rate. We anticipate expanding our presence in both North America and Europe. Additionally, we desire to enter the Asian market within the next five years.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and an investment grade credit rating, we are confident that we will be able to financially support our long-term growth objectives.

Salon Business

The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however each attracts a different demographic. We anticipate expanding all of our salon concepts. In addition, we anticipate testing and developing new salon concepts to complement our existing concepts.

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility, strong customer traffic and appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. We anticipate that we will add approximately 1,000 net salons each year through a combination of organic, acquisition and franchise growth.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred corporate salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single-digit same-store sales increases. Based on current fashion and economic cycles, we project our annual fiscal year 2005 consolidated same-store sales increase to be below the low end of our long-term outlook range.

Historically, our salon acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2004, we completed over 300 acquisitions, adding a net of nearly 7,000 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

Hair Restoration Business

In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is the industry leading provider of hair loss solutions with an estimated four to five percent share of the $4.3 billion domestic market. This industry is comprised of approximately 4,000 locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon nor dilutive to our existing salon and school businesses.

Our organic growth plans for hair restoration include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for their customers, hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers. Our growth expectations for our hair restoration business are not dependent on referral business from, or cross-marketing with, our hair salon business, but will be evaluated closely for additional growth opportunities.

Beauty School Business

We have begun acquiring and are exploring the possibility of building beauty schools. The beauty school business is highly profitable, and often participates in governmental programs designed to encourage education. We believe there is an opportunity to place graduates in our various salon concepts which may provide us with another competitive advantage. Similar to the salon and hair loss industries, the beauty school industry is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition, as well. Expanding this business would allow us to add incremental revenue without cannibalizing our existing salon or hair restoration center businesses. Primarily through acquisition, we believe beauty schools could contribute over $100 million in annual revenue within a few years.

Our organic growth plans for the beauty school business include the construction of new locations; however, due to Department of Education policies, we will be limited in the number of new schools we are able to construct in the immediate future. The success of a beauty school location is not dependent on good visibility or strong customer traffic; however, access to parking and/or public transportation is important. The success of existing and newly constructed schools is dependent on effective marketing and recruiting to attract new enrollees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2004 Annual Report on Form 10-K. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2004 Annual Report on Form 10-K. No changes have been made to these policies since June 30, 2004.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
Service revenues	66.5%	64.9%	66.8%	65.3%
Product revenues	29.8	31.2	29.5	30.8
Franchise royalties and fees	3.7	3.9	3.7	3.9

Operating expenses:
Cost of service (1)	57.0	55.9	56.9	56.1
Cost of product (2)	52.7	52.2	52.5	52.7
Site operating expenses	8.3	8.3	8.4	8.3
General and administrative	11.9	11.5	11.7	11.6
Rent	13.9	13.7	14.1	13.7
Depreciation and amortization	3.9	4.0	3.9	3.9

Operating income	8.4	10.0	8.5	9.7
Income before income taxes	7.6	9.2	7.7	8.9
Net income	5.0	5.9	5.0	5.6

     (1) Computed as a percent of service revenues.

     (2) Computed as a percent of product revenues.

Consolidated Revenues
Consolidated revenues include revenues of company-owned salons, product and equipment sales to franchisees, beauty school revenues, hair restoration center revenues, and franchise royalties and fees. During the second quarter and first half of fiscal year 2005, consolidated revenues increased 13.7 percent to $537.3 million and 11.8 percent to $1.0 billion, respectively, as compared to the corresponding periods of the prior fiscal year. The following table details our consolidated revenues by concept:

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2004	2003	2004	2003

Revenues:
North American salons:
Regis Salons	$118,870	$118,731	$235,327	$236,686
MasterCuts	44,003	43,671	86,522	87,217
Trade Secret*	69,131	65,051	130,592	123,992
SmartStyle	84,400	69,964	166,683	138,411
Strip Center Salons*	148,914	123,521	294,622	249,165

Total North American Salons	465,318	420,938	913,746	835,471

International salons*	55,597	47,810	107,335	90,952
Beauty schools	8,032	3,704	14,088	6,750
Hair restoration centers*	8,385	—	8,385	—

Consolidated revenues	$537,332	$472,452	$1,043,554	$933,173

Percent change from prior year	13.7%	13.9%	11.8%	14.6%

Same-store sales increase	0.4%	2.4%	0.7%	2.5%

*	Includes aggregate franchise royalties and fees of $19.9 and $18.4 million for the three months ended December 31, 2004 and 2003, respectively, and $38.6 and $36.5 million for the six months ended December 31, 2004 and 2003, respectively. North American franchise revenues (including franchise revenues hair restoration centers) represented 52.9 and 54.7 percent of total franchise revenues in the three months ended December 31, 2004 and 2003, respectively, and 53.8 and 57.1 percent of total franchise revenues in the six months ended December 31, 2004 and 2003, respectively.

Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 13.7 and 11.8 percent increases in consolidated revenues during the three and six months ended December 31, 2004, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2004
	Three Months	Six Months
Acquisitions (previous twelve months)	7.4%	6.5%
Organic growth	5.3	4.6
Foreign currency	1.5	1.4
Franchise revenues	0.1	—
Closed salons	(0.6)	(0.7)

	13.7%	11.8%

We acquired 416 company-owned salons (including 160 franchise salon buybacks), 42 company-owned hair restoration centers and ten company-owned beauty schools during the twelve months ended December 31, 2004. The organic growth stemmed from the construction of 511 company-owned salons during the twelve months ended December 31, 2004, as well as consolidated same-store sales increases. During the second quarter and first half of fiscal year 2005, the foreign currency impact was driven by the further weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. For the three and six months ended December 31, 2004 and 2003, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2004	$357,147	$50,517	16.5%
2003	306,630	35,942	13.3
Six Months
2004	$696,582	$87,000	14.3%
2003	609,582	75,818	14.2

The growth in service revenues in the second quarter and first half of fiscal year 2005 were driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth).

Product Revenues. Product revenues are primarily comprised of retail sales at company-owned salons, sales of product and equipment to franchisees, and retail product sales made by our beauty schools and hair restoration centers. Total product revenues for the three and six months ended December 31, 2004 and 2003 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2004	$160,249	$12,807	8.7%
2003	147,442	20,651	16.3
Six Months
2004	$308,368	$21,266	7.4%
2003	287,102	41,282	16.8

Fiscal year 2005 product revenue increases were not as robust as in the corresponding periods of the prior fiscal year primarily due to lower same-store product sales increases in our company-owned salons. The large increase in same-store product sales during fiscal year 2004 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons.

Franchise Royalties and Fees. Total franchise revenues, which include royalties and franchise fees, were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2004	$19,936	$1,556	8.5%
2003	18,380	1,100	6.4
Six Months
2004	$38,604	$2,115	5.8%
2003	36,489	2,091	6.1

Total franchise locations open at December 31, 2004 and 2003 were 3,973 (including 49 franchise hair restoration centers) and 3,995, respectively. We purchased 160 of our franchise salons during the twelve months ended December 31, 2004, which drove the overall decrease in the number of franchise salons between periods.

The increase in consolidated franchise revenues during the three and six months ended December 31, 2004 was primarily due to favorable foreign currency exchange rate fluctuations, which caused franchise revenues to increase 5.0 and 4.2 percent, respectively. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues increased 3.5 and 1.6 percent in the quarter and six months ended December 31, 2004, respectively. These increases were primarily due to opening more new international franchise salons during the first half of fiscal year 2005 as compared to the first half of the prior fiscal year, as well as the acquisition of 49 franchise hair restoration centers.

Gross Margin

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three and six months ended December 31, 2004 and 2003 was as follows:

(Dollars in thousands)		Margin as % of
Periods Ended	Total	Service and Product	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$229,400	44.3	$23,682	11.5%	(100)
2003	205,718	45.3	23,815	13.1	(50)
Six Months
2004	$446,784	44.5	$43,168	10.7%	(50)
2003	403,616	45.0	50,035	14.2	(40)

*	Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin. Service margin for the second quarter and first half of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Service	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$153,543	43.0	$18,365	13.6%	(110)
2003	135,178	44.1	17,173	14.6	50
Six Months
2004	$300,392	43.1	$32,663	12.2%	(80)
2003	267,729	43.9	34,276	14.7	20

*	Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margins during the three and six months ended December 31, 2004 was related to overstaffing due to lower than expected same-store sales during the latter half of December 2004, a shift in the mix of services provided to include a greater proportion of higher cost services, such as colorings, and our decision to compensate employees while salons were closed in the southeast United States during the first quarter due to the hurricanes.

Product Margin. Product margin for the second quarter and first half of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Product	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$75,857	47.3	$5,317	7.5%	(50)
2003	70,540	47.8	6,642	10.4	(260)
Six Months
2004	$146,392	47.5	$10,505	7.7%	20
2003	135,887	47.3	15,759	13.1	(160)

*	Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in product margins as a percent of product revenues during the second quarter of fiscal year 2005 was due to lower same-store product sales increases in the Trade Secret salons, which have fixed-cost payrolls, and changes in the mix of products carried and sold.

Site Operating Expenses
This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. As a percent of consolidated revenues, site operating expenses were relatively consistent with the corresponding periods of the prior fiscal year.

General and Administrative
General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. During the three and six months ended December 31, 2004 and 2003, G&A costs were as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	G&A	Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$64,105	11.9	$9,676	17.8%	40
2003	54,429	11.5	5,997	12.4	(20)
Six Months
2004	$121,806	11.7	$13,933	12.9%	10
2003	107,873	11.6	11,866	12.4	(20)

*	Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in G&A costs as a percent of total revenues during the second quarter and first half of fiscal year 2005 was primarily due to the addition of the hair restoration centers, which have slightly higher G&A costs due to the marketing-intensive nature of that business. Additionally, lower same-store sales increases in our salons contributed to the increase in these costs as a percent of revenues. For the six months ended December 31, 2004, the effect of these items was partially offset by a $1.3 million expense during the first quarter of the prior fiscal year related to the write-off of loans associated with split dollar life insurance arrangements and $0.6 million of expense related to the write-off of the cash surrender value of the related policies. The loans were written off due to final regulations issued by the IRS on the taxation of such split dollar arrangements.

Rent
Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Rent	Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$74,670	13.9	$9,911	15.3%	20
2003	64,759	13.7	7,839	13.8	—
Six Months
2004	$146,719	14.1	$18,901	14.8%	40
2003	127,818	13.7	17,116	15.5	10

*	Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in this fixed-cost expense as a percent of total revenues during the three and six months ended December 31, 2004 was primarily due to rent expense increasing at a faster rate than salon same-store sales in the second quarter and first half of fiscal year 2005.

Interest
Interest expense was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Interest	Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$5,467	1.0	$1,616	42.0%	20
2003	3,851	0.8	(1,528)	(28.4)	(50)
Six Months
2004	$9,775	0.9	$1,556	18.9%	—
2003	8,219	0.9	(2,305)	(21.9)	(40)

*	Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent total revenues during the three months ended December 31, 2004 was primarily due to an increase in our debt level stemming from our second quarter acquisition activity, including the hair restoration centers.

Income Taxes
Our reported effective tax rate was as follows:

Periods Ended	Effective	Basis Point
December 31,	Rate	Improvement
Three Months
2004	34.1%	(240)
2003	36.5	(180)
Six Months
2004	34.8%	(170)
2003	36.5	(140)

The improvement in our overall effective tax rate was primarily the result of the reinstated Work Opportunity Credit (refer to Note 8 of the Condensed Consolidated Financial Statements), as well a larger percentage of our income being generated in lower rate international tax jurisdictions.

Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 2 to the Condensed Consolidated Financial Statements.

Effects of Inflation
We compensate some of our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of company-owned salon revenues to remain relatively constant. Accordingly, this provides us certain protection against inflationary increases, as payroll expense and related benefits (our major expense components) are variable costs of sales. In addition, we may increase pricing in our salons to offset any significant increases in wages. Therefore, we do not believe inflation has had a significant impact on the results of operations.

Constant Currency Presentation
The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In the second quarter and first half of fiscal year 2005, foreign currency translation had a positive impact on consolidated revenues and net income before income taxes due to the strengthening of the Canadian dollar, British pound and Euro. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Three Months Ended		Currency	Constant	Reported	Constant Currency
December 31, 2004	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$465,318	$1,806	$463,512	10.5%	10.1%
International salons	55,597	5,091	50,506	16.3	5.6
Beauty schools	8,032	297	7,735	116.8	108.8
Hair restoration centers	8,385	—	8,385	100.0	100.0

Total	$537,332	$7,194	$530,138	13.7%	12.2%

Income before income taxes:
North American salons	$63,259	$240	$63,019	(2.4)%	(2.8)%
International salons	5,618	489	5,129	3.6	(5.4)
Beauty schools	2,408	146	2,262	72.5	62.0
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate**	(32,248)	64	(32,312)	14.9	15.1

Total	$40,602	$939	$39,663	(6.8)%	(9.0)%

Six Months Ended		Currency	Constant	Reported	Constant Currency
December 31, 2004	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$913,746	$2,702	$911,044	9.4%	9.0%
International salons	107,335	9,939	97,396	18.0	7.1
Beauty schools	14,088	471	13,617	108.7	101.7
Hair restoration centers	8,385	—	8,385	100.0	100.0

Total	$1,043,554	$13,112	$1,030,442	11.8%	10.4%

Income before income taxes:
North American salons	$124,852	$370	$124,482	(2.8)%	(3.1)%
International salons	12,396	1,124	11,272	28.3	16.6
Beauty schools	3,619	160	3,459	50.3	43.6
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate**	(62,255)	(10)	(62,245)	7.9	7.9

Total	$80,177	$1,644	$78,533	(3.2)%	(5.2)%

*	represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year

**	primarily general and administrative, corporate depreciation and amortization, and net interest expense

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended December 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2004	$465,318	$44,380	10.5%	0.2%
2003	420,938	46,608	12.5	2.2
Six Months
2004	$913,746	$78,275	9.4%	0.4%
2003	835,471	97,694	13.2	2.3

The percentage increases during the three and six months ended December 31, 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2004
	Three Months	Six Months
Acquisitions (previous twelve months)	5.4%	5.3%
Organic growth	5.0	4.2
Foreign currency	0.4	0.4
Franchise revenues	—	(0.1)
Closed salons	(0.3)	(0.4)

	10.5%	9.4%

We acquired 385 company-owned North American salons during the twelve months ended December 31, 2004, including 160 franchise buybacks. The organic growth stemmed primarily from the construction of 487 company-owned salons in North America during the twelve months ended December 31, 2004. Revenues were negatively impacted during the first half of fiscal year 2005 by the hurricanes in the southeast United States, which caused nearly 650 of our company-owned salons to be closed for at least one day during the first quarter, as well as reduced customer visits to salons. The foreign currency impact during the second quarter and first half of fiscal years 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates

North American Salon Operating Income. Operating income for the North American salons for the second quarter and first half of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$63,259	13.6	$(1,553)	(2.4)%	(180)
2003	64,812	15.4	5,642	9.5	(40)
Six Months
2004	$124,852	13.7	$(3,616)	(2.8)%	(170)
2003	128,468	15.4	17,600	15.9	40

*	Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in North American salon operating income during the three and six months ended December 31, 2004 was primarily related to lower same-store sales increases as compared to the prior fiscal year, overstaffing due to lower than expected same-store sales during the latter half of December 2004, changes in the mix of services provided and products carried and sold, and our decision to compensate employees while salons were closed in the southeast United States during the first quarter due to the hurricanes.

International Salons

International Salon Revenues. Total international salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended December 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2004	$55,597	$7,787	16.3%	2.6%
2003	47,810	7,889	19.8	5.6
Six Months
2004	$107,335	$16,383	18.0%	4.1%
2003	90,952	15,255	20.2	5.5

The percentage increases during the three and six months ended December 31, 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2004
	Three Months	Six Months
Acquisitions (previous twelve months)	1.4%	1.2%
Organic growth	7.2	8.7
Foreign currency	10.7	10.9
Franchise revenues	0.3	0.8
Closed salons	(3.3)	(3.6)

	16.3%	18.0%

We acquired 31 company-owned international salons during the twelve months ended December 31, 2004. The organic growth stemmed from the construction of 24 company-owned international salons during the twelve months ended December 31, 2004, as well as international same-store sales increases. The foreign currency impact during the second quarter and first half of fiscal years 2005 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates

International Salon Operating Income. Operating income for the international salons for the second quarter and first half of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$5,618	10.1	$196	3.6%	(120)
2003	5,422	11.3	357	7.0	(140)
Six Months
2004	$12,396	11.5	$2,731	28.3%	90
2003	9,665	10.6	(1,730)	(15.2)	(450)

*	Represents the basis point change in international salon operating income as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income during the three months ended December 31, 2004 was primarily related to an adjustment to increase cost of sales by approximately $1.0 million stemming from our September 2004 physical inventory count, as well as increased supply costs. For the six months ended December 31, 2004, this was offset by improved rent expense stemming from favorable rent negotiations, as well as lower depreciation expense as a percent of revenues due to the continuing maturation of the salon base in the United Kingdom.

Beauty schools

Beauty school Revenues. Total beauty schools revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2004	$8,032	$4,328	116.8%
2003	3,704	3,196	629.1
Six Months
2004	$14,088	$7,338	108.7%
2003	6,750	6,242	1,228.7

The percentage increases during the three and six months ended December 31, 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2004
	Three Months	Six Months
Acquisitions (previous twelve months)	97.3%	93.0%
Organic growth	11.5	8.7
Foreign currency	8.0	7.0

	116.8%	108.7%

We acquired ten beauty schools during the twelve months ended December 31, 2004. The foreign currency impact during the second quarter and first half of fiscal years 2005 was driven by the weakening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty school Operating Income. Operating income for our beauty schools for the second quarter and first half of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2004	$2,408	30.0	$1,012	72.5%	(770)
2003	1,396	37.7	1,218	684.3	270
Six Months
2004	$3,619	25.7	$1,211	50.3%	(1,000)
2003	2,408	35.7	2,230	1,252.8	70

*	Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We have since expanded by acquiring six beauty schools during the fourth quarter of the prior fiscal year (i.e., fiscal year 2004) and four additional beauty schools in the second quarter of fiscal year 2005. Therefore, the year-over-year fluctuations in beauty school operating income stem primarily from our integration of the beauty schools and changes in the mix of beauty schools due to these acquisitions.

Hair Restoration Centers
As discussed in Note 7 to the Condensed Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004. Therefore, our operating results for the three and six months ended December 31, 2004 include only one month of operations from this acquired entity (referred to as hair restoration centers for segment reporting purposes). Refer to Note 5 of the Condensed Consolidated Financial Statements for the December operations of the hair restoration centers which were included in our Condensed Consolidated Statement of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Overview
We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	(Increase) Decrease*
December 31, 2004	40.3%	(980)
June 30, 2004	30.5	440

*	Change as compared to prior fiscal year end (June 30).

During December 2004, we financed the $210 million acquisition of Hair Club for Men and Women with debt, which drove the increase in debt over the prior fiscal year. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools, and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at December 31, 2004 and June 30, 2004 were as follows:

(Dollars in thousands)	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period*	Prior Period*
December 31, 2004	$1,680,565	$408,706	32.1%
June 30, 2004	1,271,859	158,904	14.3

*	Change as compared to prior fiscal year end (June 30).

The acquisition of Hair Club for Men and Women in December 2004 was the primary driver of the increase in total assets between June 30 and December 31, 2004.

Total shareholders’ equity at December 31, 2004 and June 30, 2004 was as follows:

(Dollars in thousands)	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
December 31, 2004	$769,928	$82,367	12.0%
June 30, 2004	687,561	124,757	22.2

*	Change as compared to prior fiscal year end (June 30).

During the first six months of fiscal year 2005, equity increased primarily as a result of net income, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, and additional paid-in capital primarily recorded in connection with the exercise of stock options.

Cash Flows

Operating Activities
Net cash provided by operating activities in the first six months of fiscal year 2005 and 2004 was $112.5 and $113.7 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2004	2003
Net income	$52,243	$52,620
Depreciation and amortization	40,560	36,612
Deferred income taxes	4,462	5,901
Accounts payable and accrued expenses	22,296	14,938
Inventories	(8,407)	4,883
Other	1,381	(1,223)

	$112,535	$113,731

During the first six months of fiscal year 2005, inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales. Additionally, accounts payable and accrued expenses increased primarily due to the timing of insurance payments for workers’ compensation and payments related to inventory purchases, as well as increased accrued payroll due to the holiday season.

Investing Activities
Net cash used in investing activities of $290.9 and $67.9 million in the first six months of fiscal year 2005 and 2004, respectively, was the result of the following:

	Investing Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2004	2003
Business and salon acquisitions	$(244,743)	$(33,611)
Capital expenditures for new salon construction	(22,459)	(14,840)
Capital expenditures for remodels or other additions	(15,612)	(15,086)
Capital expenditures for the corporate office (including all technology-related expenditures)	(8,638)	(4,478)
Proceeds from the sale of assets	602	95

	$(290,850)	$(67,920)

We constructed 245 company-owned salons, and acquired 134 company-owned salons (67 of which were franchise buybacks) and four company-owned beauty schools during the first six months of fiscal year 2005. Further, we acquired 42 company-owned and 49 franchise hair restoration centers during December of 2004 (see Note 7 to the Condensed Consolidated Financial Statements). Acquisitions were primarily funded by a combination of operating cash flows and debt. The company-owned constructed and acquired salons consisted of the following number of salons in each concept:

	Six Months Ended
	December 31, 2004
	Constructed	Acquired
Regis Salons	21	—
MasterCuts	25	—
Trade Secret	30	7
SmartStyle	80	7
Strip Center	68	111
International	21	9

	245	134

Additionally, we completed 81 major remodeling projects during the first half of fiscal year 2005.

Financing Activities
Net cash provided by financing activities was $217.6 million during the first six months of fiscal year 2005 and net cash used in financing activities was $23.7 million during the first six months of fiscal year 2004, resulting from the following:

	Financing Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2004	2003
Net borrowings (payments) on revolving credit facilities	$129,682	$(10,975)
Net proceeds from (repayments of) long-term debt	82,774	(8,250)
Proceeds from the issuance of common stock	6,425	10,390
Dividend payments	(3,555)	(2,631)
Repurchase of common stock	(442)	(3,373)
Other	2,672	(8,838)

	$217,556	$(23,677)

The proceeds from the issuance of common stock were related to the exercise of stock options. In the third quarter of fiscal year 2004, the quarterly dividend was increased from its historical rate of $0.03 per share to $0.04 per share.

Acquisitions
The acquisitions during the first six months of fiscal year 2005 consisted of 67 franchise buybacks, 67 other acquired salons, four acquired beauty schools and 91 acquired hair restoration centers (including 49 franchise locations). These acquisitions individually and in the aggregate are not material to our operations. Therefore, pro forma information is not included in the Notes to the Condensed Consolidated Financial Statements. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments
We acquired Hair Club for Men and Women in December 2004 for approximately $210 million. The acquisition was financed with approximately $110 million of debt under our existing revolving credit facility and $100 million of senior term notes issued under an existing agreement, with interest rates ranging from 4.0 to 4.9 percent and maturation dates between November 2007 and November 2010. There have been no other significant changes in our commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2004. We are in compliance with all covenants and other requirements of our credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses. Thus far during the third quarter of fiscal year 2005, we have acquired 53 franchised salons and three beauty schools. We also signed multiple agreements to acquire approximately 200 salons and six beauty schools; these agreements are expected to close during the third quarter ending March 31, 2005. In the beginning of the third quarter of fiscal year 2005, we also made a minority investment in Cool Cuts 4 Kids, a Dallas, Texas-based company. This investment includes an option to purchase this business in three years. Cool Cuts 4 Kids currently operates 59 children’s salons in seven states.

Prior to December 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.3 million at December 31, 2004, terminate at various dates between June 2006 and April 2009. We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing
Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first six months of fiscal year 2005.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends
We paid dividends of $0.08 per share during the first six months of fiscal year 2005. On February 2, 2005, our Board of Directors declared a $0.04 per share quarterly dividend payable March 2, 2005 to shareholders of record on February 16, 2005.

Share Repurchase Program
Our Board of Directors has approved a stock repurchase program under which up to $100.0 million could be expended for the repurchase of Regis Corporation common stock. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of December 31, 2004, a total of 1.8 million shares have been repurchased for $53.9 million, including 10,000 shares for $0.4 million in the six months ended December 31, 2004. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

Risk Factors

Impact of Acquisition and Real Estate Availability

The key driver of our revenue and earnings growth is the number of locations we acquire or construct. While we believe that substantial future acquisition and organic growth opportunities exist, any material decrease in the number of such opportunities would have an impact on our revenue and earnings growth.

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. Visitation patterns to our salons and hair restoration centers can be adversely impacted by changes in unemployment rates and discretionary income levels.

Impact of Key Relationships

We maintain key relationships with certain companies. Termination of these relationships could have an adverse impact on our ability to grow or future operating results.

Impact of Fashion

Changes in consumer tastes and fashion trends can have an impact on our financial performance.

Impact of Changes in Regulatory and Statutory Laws

With more than 10,000 locations and an average of 52,000 corporate employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. For the six months ended December 31, 2004, operations denominated in currencies other than the United States dollar represented approximately 25 percent of consolidated net income before income taxes, and changes in foreign currency exchange rates benefited net income before income taxes by approximately $1.6 million. This impact was calculated by multiplying current year net income before income taxes in local currencies by the change in the average foreign currency exchange rate between the first six months of the current fiscal year and the corresponding period of the prior fiscal year. Refer the constant currency discussion in “Management’s Discussion and Analysis” for further detail.

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

Impact of Changes in Securities Laws and Regulations

The Sarbanes-Oxley Act of 2002 that became law in July 2002 requires changes in some of our corporate governance and securities disclosure or compliance practices. We are presently preparing for our required compliance with the Sarbanes-Oxley Act of 2002, and management’s assertion concerning financial reporting controls. While we believe that we can ultimately comply with the new legislated requirements associated with being a registrant with the Securities and Exchange Commission, this process is costly and presents both challenge and risk.

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons and beauty schools that support its growth objectives; changes in key relationships with certain companies; changes in regulatory and statutory laws; changes in manufacturers’ choice of distribution channels; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth herein and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 4, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of December 31, 2004 and June 30, 2004, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $3.4 and $3.5 million related to the fair value swaps at December 31 and June 30, 2004, respectively:

	December 31,	June 30,
(Dollars in thousands)	2004	2004
Fixed rate debt	$303,683	$202,543
Floating rate debt	215,980	98,600

	$519,663	$301,143

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

 (Pay fixed rates, receive variable rates)
The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at December 31, 2004 and June 30, 2004. These swaps are being accounted for as cash flow swaps.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet, related to the cash flow swap was $0.3 and $0.4 million at December 31, 2004 and 2003, respectively. The following table depicts the hedging activity recorded in the accumulated other comprehensive income account related to the cash flow swap for the three and six months ended December 31, 2004 and 2003.

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2004	2003	2004	2003
Tax-effected (loss) gain on cash flow hedge recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$125	$96	$213	$194
Unrealized net loss from changes in fair value of cash flow swap	(101)	(35)	(190)	(88)

	$24	$61	$23	$106

(Pay variable rates, receive fixed rates)
The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $68.5 and $81.0 million notional amount at December 31, 2004 and June 30, 2004, respectively, with maturation dates between July 2005 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

The Company’s fair value swaps are recorded at fair value within other assets in the Condensed Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $2.4 million at December 31, 2004 and June 30, 2004. Additionally, $1.0 and $1.1 million of deferred gain remained in long-term debt at December 31, 2004 and June 30, 2004, respectively, related to the early termination of a fair value swap contract. No hedge ineffectiveness occurred during the first half of fiscal year 2005 or 2004. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:
The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Condensed Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of December 31, 2004, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:
The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately six and seven percent of the Company’s net investments in foreign operations at December 31, 2004 and June 30, 2004, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet. At December 31, 2004 and June 30, 2004, the Company’s net investment in this derivative financial instrument was in a $12.3 and $8.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet. For the quarters ended December 31, 2004 and 2003, $2.1 and $1.7 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively. For the six months ended December 31, 2004 and 2003, $2.6 and $2.3 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2004 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to this information during the six months ended December 31, 2004.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended December 31, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

All repurchases of the Company’s common stock during the quarter ended December 31, 2004 were part of this repurchase program. The following table shows the monthly second quarter fiscal year 2005 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)
10/1/04 – 10/31/04	—	$—	—	$46,590

11/1/04 – 11/30/04	10,000	44.23	10,000	46,148

12/1/04 – 12/31/04	—	—	—	46,148

Total	10,000	$44.23	10,000

Item 4. Submission of Matters to a Vote of Security Holders

On October 28, 2004, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors, the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and a proposal to approve the Company’s 2004 Long Term Incentive Plan and 2004 Short Term Incentive Plan took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	39,067,568	2,096,076
Paul D. Finkelstein	40,047,560	1,116,084
Thomas L. Gregory	39,998,565	1,165,079
Van Zandt Hawn	39,121,723	2,041,921
Susan Hoyt	40,000,089	1,163,555
David B. Kunin	37,880,116	3,283,527
Myron Kunin	39,361,025	1,802,618

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	40,562,822
Against	583,403
Abstain	17,419

2004 Long Term Incentive Plan:

Approve	27,438,669
Veto	6,759,542
Abstain	569,100

2004 Short Term Incentive Plan:

Approve	37,156,261
Veto	3,438,251
Abstain	569,131

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 2	Purchase Agreement between Regis Corporation and Hair Club for Men and Women.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended December 31, 2004:

Form 8-K dated October 7, 2004 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and quarter ended September 30, 2004.

Form 8-K dated October 27, 2004 related to the announcement of the Company’s financial results for its fiscal first quarter ended September 30, 2004.

Form 8-K dated November 15, 2004 related to the announcement of the Company’s acquisition of Hair Club for Men and Women.

Form 8-K dated December 2, 2004 related to the announcement of the closing of the Company’s acquisition of Hair Club for Men and Women.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 9, 2005	By: /s/ Randy L. Pearce

Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the
registrant and as principal
accounting officer