Form 10-K/A
period 2004-06-30
REGIS CORP
filed 2005-05-10
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
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

Common Stock, Par Value $.05 per share

(Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement dated September 20, 2004 are incorporated by reference into Parts I, II and III.

EXPLANATORY NOTE

The Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004 was filed with the SEC on September 10, 2004 (the Original Filing). The Company is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended June 30, 2004 (Form 10-K/A) to reflect restatements of its Consolidated Balance Sheets at June 30, 2004 and 2003, and its Consolidated Statement of Operations, Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income, and Consolidated Statement of Cash Flows for the fiscal years ended June 30, 2004, 2003 and 2002, and the related notes thereto, as discussed below. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Consolidated Financial Statements. Information presented in the sections entitled Item 6, “Selected Financial Data” and Item 8, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the restatement of financial data.

During the third quarter of its fiscal year ending June 30, 2005 (fiscal year 2005), Regis Corporation (the Company) became aware that a number of retailers and restaurant operators had disclosed in their filings with the Securities and Exchange Commission (SEC) that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, the Company conducted a review of its lease accounting policies and practices.

In its lease accounting review, the Company examined its leases to determine the appropriate lease term for each lease under generally accepted accounting principles (GAAP). Typically, the Company’s operating leases do not require rental payments to begin until the salon is opened. The leased space is sometimes made available to the Company prior to the commencement of salon operations in order to allow time for installing normal leasehold improvements and equipment necessary to operate a salon. The Company historically began to recognize rental expense on a straight-line basis at the earlier of the commencement of operations or the commencement of rental payments. However, the Company did not include the rent holiday period in its straight-line rent calculation. A rent holiday is considered to be any period where the lessee has the right to control the use of the leased property but no rental payments are required under the lease during that period. FASB Technical Bulletin (FTB) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires rent holiday periods in an operating lease to be recognized by the lessee on a straight-line basis over the lease term, which includes any rent holiday period.

Based on the review of the Company’s accounting for operating leases, the Company determined that it would be appropriate to restate certain of its prior financial statements to appropriately account for rent holiday periods. On April 13, 2005 the Company determined that its previously filed financial statements for fiscal year 2004 (ended June 30, 2004) and for the first two quarters of fiscal year 2005 should be restated. The restatement to appropriately account for rent holidays had no impact on the overall cash flows of the Company’s business. The Company has completed its lease accounting review and has reflected all of the necessary adjustments in its restated Consolidated Financial Statements.

This Form 10-K/A sets forth the content of the Original Filing in its entirety, with changes to Items 6, 7, 8, and 9A of Part II and Item 15 of Part IV of the Original Filing amended, in each case, solely as a result of, and to reflect, the restatement. No other information in the Original Filing has been amended in this Form 10-K/A. Pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain the consents of the Company’s independent registered public accountants and currently-dated certifications from the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The consent of the Company’s independent registered public accountant is attached to this Form 10-K/A as Exhibit 23. The certifications of the Company’s CEO and CFO are attached to this form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-K/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing or will be disclosed in the Company’s amended Quarterly Reports on Form 10-Q/A for the quarterly periods ended September 30, 2004 and December 31, 2004, which will be filed subsequent to the filing of this Form 10-K/A, and any other reports filed with the SEC subsequent to the date of this filing.

The Company has not amended and does not intend to amend its previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement that ended prior to June 30, 2004. For this reason, the Consolidated Financial Statements, reports of independent accountants and related financial information for the affected periods contained in such reports should no longer be relied upon.

PART I

Item 1. Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General Development of Business

In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value-priced salons located in department stores. Their son, Myron, bought the chain in 1958 and changed its name to Regis. Regis Corporation was listed on the Nasdaq June 21, 1991 at a price of $13.00 ($5.78 adjusted for subsequent stock splits). In March of 2003, Regis Corporation began trading on the NYSE under the ticker symbol “RGS.” Discussions of the general development of the business take place throughout this Annual Report on Form 10-K/A. During fiscal year 2004, there were no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business.

(b) Financial Information about Segments

Segment Data for the years ended June 30, 2004, 2003 and 2002 are included in Note 12 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K/A.

(c) Narrative Description of Business

The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	4
Industry Overview	5
Business Strategy	5-11
Salon Concepts	12-14
Franchising Program	15-16
Markets and Marketing	16
Education and Training Programs	16-17
Staff Recruiting and Retention	17
Salon Design	17
Management Information Systems	17
Competition	18
Trademarks	18
Employees	18
Community Involvement	18
Governmental Regulations	18-19

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

To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company’s operational policies and procedures. See Note 7 of “Notes to Consolidated Financial Statements” for further information.

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

(d) Financial Information about Foreign and North American Operations

Financial information about foreign and North American markets is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 12 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K/A.

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

Financial and other information can be accessed in the Investor section of the Company’s website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K/A, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

None of the Company’s salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 7 of “Notes to Consolidated Financial Statements.”

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

Item 6. Selected Financial Data

The following information has been restated to reflect adjustments to the Original Filing that are further discussed in the sections entitled “Explanatory Note” in the forepart of this Form 10-K/A and under “Restatement of Financial Statements” in Note 2 of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K/A. The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Item 8.

	2004(e)	2003(e)	2002(e)		2001(e)	2000(e)
	(as restated)	(as restated)	(as restated)		(as restated)	(as restated)
Revenues	$1,923,143	$1,684,530	$1,454,191		$1,311,621	$1,142,993
Operating income	178,748	157,113	131,919		107,617	95,804	(a)
Net income (d)	104,218	85,555	70,855	(b)	52,035	48,789	(a)
Net income per diluted share	2.26	1.89	1.60		1.24	1.17
Total assets	1,271,859	1,112,955	957,190		736,505	628,915
Long-term debt, including current portion	301,143	301,757	299,016		261,558	234,601
Dividends declared	$0.14	$0.12	$0.12		$0.12	$0.12	(c)

(a)	The following information is provided to facilitate comparisons of operating income and net income. Fiscal year 2000 operating income was decreased by $2,940 related primarily to merger and restructuring charges. These items reduced fiscal year 2000 net income by $2,726.

(b)	An income tax benefit increased reported net income by approximately $1.8 million in fiscal year 2002. See Note 9 to the Consolidated Financial Statements.

(c)	In addition, Supercuts UK declared dividends of $367 during fiscal year 2000.

(d)	Effective July 1, 2001, Regis changed its accounting to discontinue the amortization of goodwill. In fiscal year 2001 and 2000, goodwill amortization reduced reported net income by $8,866 and $7,741, respectively.

(e)	The Company restated its Consolidated Financial Statements for fiscal years 2004, 2003 and 2002 as described in Note 2 of the Notes to Consolidated Financial Statements. In addition, financial information for fiscal years 2001and 2000 have been restated as set forth in the following tables:

Adjustments to Consolidated Results of
Operations Data	As Previously		As
Fiscal year ended June 30, 2001	Reported	Adjustments	Restated
(Dollars in thousands)
Operating income	$109,281	$(1,664)	$107,617
Net income(d)	53,088	(1,053)	52,035
Net income per diluted share	1.26	(0.02)	1.24

Adjustments to Consolidated Results of
Operations Data	As Previously		As
Fiscal year ended June 30, 2000	Reported	Adjustments	Restated
(Dollars in thousands)
Operating income	$97,216	$(1,412)	$95,804
Net income(d)	49,654	(865)	48,789
Net income per diluted share	1.19	(0.02)	1.17

Adjustments to Consolidated Balance
Sheet Data	As Previously		As
As of June 30, 2000	Reported	Adjustments	Restated
(Dollars in thousands)
Total Assets	$628,355	$560	$628,915

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF FINANCIAL STATEMENTS

During our quarter ending March 31, 2005 (third quarter of fiscal year 2005), we became aware that a number of retailers and restaurant operators had disclosed in their filings with the SEC that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, we conducted a review of our lease accounting policies and practices.

In our lease accounting review, we examined our leases to determine the appropriate lease term for each lease under GAAP. Typically, our operating leases do not require rental payments to begin until the salon is opened. The leased space is sometimes made available to us prior to the commencement of salon operations in order to allow time for installing normal leasehold improvements and equipment necessary to operate a salon. We historically began to recognize rental expense on a straight-line basis at the earlier of the commencement of operations or the commencement of rental payments. However, we did not include the rent holiday period in our straight-line rent calculation. A rent holiday is considered to be any period where the lessee has the right to control the use of the leased property but no rental payments are required under the lease during that period. FASB Technical Bulletin (FTB) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires that rent holiday periods in an operating lease should be recognized by the lessee on a straight-line basis over the lease term, which includes any rent holiday period. Therefore, we are restating our financial statements for fiscal years 2004, 2003 and 2002 to appropriately account for rent holiday periods. The restatement to appropriately account for rent holidays had no impact on our consolidated revenues or cash flows from operations.

See Note 2 to the Consolidated Financial Statements of this Form 10-K/A for a summary of the effect of this change on the Consolidated Balance Sheets as of June 30, 2004 and 2003, as well as the Consolidated Statement of Operations for fiscal years 2004, 2003 and 2002.

ANNUAL RESULTS

The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Years Ended June 30,
	2004	2003	2002
	(as restated)	(as restated)	(as restated)
Company-owned service revenues (1)	70.0%	70.6%	70.0%
Company-owned product revenues (1)	30.0	29.4	30.0
Franchise revenues	5.6	6.1	5.3

Company-owned operations:
Profit margins on service (2)	43.4	43.6	43.4
Profit margins on product (3)	49.2	50.0	47.6
Direct salon (1)	9.0	9.0	9.0
Rent (1)	14.8	14.9	14.5
Depreciation (1)	3.4	3.5	3.5

Franchise direct costs, including product and equipment (4)	54.6	56.0	49.1
Corporate and franchise support costs	9.5	9.7	9.6
Depreciation and amortization	0.7	0.7	0.7

Operating income	9.3	9.3	9.1
Income before income taxes	8.5	8.1	7.8
Net income	5.4	5.1	4.9

(1)	Computed as a percent of company-owned revenues.

(2)	Computed as a percent of company-owned service revenues.

(3)	Computed as a percent of company-owned product revenues.

(4)	Computed as a percent of franchise revenues.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8. of this Form 10-K/A. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

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

Cost of Revenue

Total company-owned gross margin. Our cost of revenues includes salon based labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of
Year Ended	Total	Company-owned	Increase (Decrease) Over Prior Fiscal Year
June 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
2004	$819,731	45.1	$99,657	13.8%	(40)
2003	720,074	45.5	105,862	17.2	90
2002	614,212	44.6	59,659	10.8	40

*	Represents the annual basis point change in total margin as a percent of company-owned revenues.

Company-owned service margin. Service margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of
Year Ended	Service	Company-owned	Increase (Decrease) Over Prior Fiscal Year
June 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
2004	$551,423	43.4	$63,806	13.1%	(20)
2003	487,617	43.6	69,760	16.7	20
2002	417,857	43.4	33,336	8.7	40

*	Represents the annual basis point change in service margin as a percent of company-owned service revenues.

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

Company-owned product margin. Product margin for fiscal years 2004, 2003 and 2002 was as follows:

(Dollars in thousands)		Margin as % of
Year Ended	Product	Company-owned	Increase (Decrease) Over Prior Fiscal Year
June 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
2004	$268,308	49.2	$35,851	15.4%	(80)
2003	232,457	50.0	36,102	18.4	240
2002	196,355	47.6	26,293	15.5	60

*	Represents the annual basis point change in product margin as a percent of company-owned product revenues.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes were as follows:

(Dollars in thousands)		Expense as % of
Year Ended		Company-owned	Increase (Decrease) Over Prior Fiscal Year
June 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
2004 (as restated)	$269,338	14.8	$33,690	14.3%	(10)
2003 (as restated)	235,648	14.9	36,434	18.3	40
2002 (as restated)	199,214	14.5	20,603	11.5	30

*	Represents the annual basis point change in rent expense as a percent of total company-owned revenues.

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

Franchise Direct Costs, Including Product and Equipment

Franchise direct costs include all direct costs related to franchise salons, such as the cost of product and equipment sold to franchisees and direct costs incurred to support franchising activities. During fiscal year 2004, 2003 and 2002, franchise direct costs were as follows:

(Dollars in thousands)		Expense as %
Year Ended	Franchise	of Franchise	Increase (Decrease) Over Prior Fiscal Year
June 30,	Direct	Revenues	Dollar	Percentage	Basis Point*
2004	$58,413	54.6	$1,363	2.4%	(140)
2003	57,050	56.0	18,936	49.7	690
2002	38,114	49.1	16,877	79.5	1,140

*	Represents the annual basis point change in franchise direct costs as a percent of franchise revenues.

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

Corporate and Franchise Support Costs

Corporate and franchise support costs (CFSC) include expenses related to salon operations (field supervision, salon training and promotions and product distribution) and home office administration costs (such as salaries and professional fees). During fiscal year 2004, 2003 and 2002, corporate and franchise support costs were as follows:

(Dollars in thousands)		Expense as %
Year Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
June 30,	CFSC	Revenues	Dollar	Percentage	Basis Point*
2004	$181,992	9.5	$18,736	11.5%	(20)
2003	163,256	9.7	23,602	16.9	10
2002	139,654	9.6	13,727	10.9	—

*	Represents the annual basis point change in CFSC as a percent of total revenues.

Excluding the impact of fiscal year 2003 EEOC settlement costs, CFSC as a percent of consolidated revenues was flat during fiscal year 2004 as compared to the prior fiscal year. During the fourth quarter of fiscal year 2003, we recorded a charge of $3.2 million related to a settlement with the EEOC. See Note 8 to the Consolidated Financial Statements for further discussion.

Interest

Interest expense was as follows during fiscal year 2004, 2003 and 2002:

(Dollars in thousands)		Expense as %
Year Ended		of Total	Increase (Decrease) From Prior Fiscal Year
June 30,	Interest	Revenues	Dollar	Percentage	Basis Point*
2004	$17,064	0.9	$(4,330)	(20.2)%	(40)
2003	21,394	1.3	2,384	12.5	—
2002	19,010	1.3	(2,477)	(11.5)	(30)

*	Represents the annual basis point change in interest expenses as a percent of total revenues.

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

Income Taxes

The Company’s reported effective tax rate was as follows:

	Effective	Basis Point
Fiscal Year	Rate	Decrease
2004 (as restated)	36.0%	(140)
2003 (as restated)	37.4	(30)
2002 (as restated)	37.7	(260)

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

Fiscal Year 2004		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Company-owned revenues:
North America	$1,644,397	$7,257	$1,637,140	13.6%	13.1%
International	171,847	15,929	155,918	27.1	15.3

Total	$1,816,244	$23,186	$1,793,058	14.8%	13.3%

Franchise revenues:
North America	$67,345	$543	$66,802	2.6%	1.8%
International	39,554	4,689	34,865	9.0	(3.9)

Total	$106,899	$5,232	$101,667	4.9%	(0.2)%

Total revenues:
North America	$1,711,742	$7,800	$1,703,942	13.1%	12.6%
International	211,401	20,618	190,783	23.3	11.3

Total	$1,923,143	$28,418	$1,894,725	14.2%	12.5%

Income before income taxes (as restated):
North America	$332,916	$1,416	$331,500	9.8%	9.4%
International	37,632	3,635	33,997	44.5	30.5
Corporate**	(207,709)	(1,668)	(206,041)	7.9	7.1

Total	$162,839	$3,383	$159,456	19.1%	16.6%

*	represents the percentage increase over prior fiscal year reported amounts

**	primarily CFSC, corporate depreciation and amortization and net interest expense

Fiscal Year 2003		Currency	Constant		Constant
	Reported	Translation	Currency	Reported	Currency
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	% Increase*	% Increase*
Company-owned revenues:
North America	$1,447,425	$2,257	$1,445,168	13.9%	13.7%
International	135,190	12,297	122,893	28.1	16.4

Total	$1,582,615	$14,554	$1,568,061	15.0%	13.9%

Franchise revenues:
North America	$65,631	$179	$65,452	2.5%	2.2%
International	36,284	5,315	30,969	168.1	128.8

Total	$101,915	$5,494	$96,421	31.4%	24.3%

Total revenues:
North America	$1,513,056	$2,436	$1,510,620	13.3%	13.1%
International	171,474	17,612	153,862	44.0	29.2

Total	$1,684,530	$20,048	$1,664,482	15.8%	14.5%

Income before income taxes (as restated):
North America	$303,151	$375	$302,776	14.8%	14.7%
International	26,046	2,618	23,428	59.5	43.5
Corporate**	(192,423)	(1,666)	(190,757)	15.5	14.5

Total	$136,774	$1,327	$135,447	20.3%	19.1%

*	represents the percentage increase over prior fiscal year reported amounts

**	primarily corporate and franchise support costs, corporate depreciation and amortization and net interest expense

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, was as follows:

	Debt to	Basis Point
Fiscal Year	Capitalization	Improvement
2004 (as restated)	30.6%	450
2003 (as restated)	35.1	530
2002 (as restated)	40.4	330

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

Total assets at June 30, 2004 and 2003 were as follows:

(Dollars in thousands)
	Total	$ Increase Over	% Increase Over
June 30,	Assets	Prior Year	Prior Year
2004	$1,271,859	$158,904	14.3%
2003	1,112,955	155,765	16.3

Salon acquisitions were primarily funded by a combination of operating cash flows, debt and the assumption of acquired salon liabilities.

Total shareholders’ equity at June 30, 2004 and 2003 was as follows:

(Dollars in thousands)
	Shareholders’	$ Increase Over	% Increase Over
June 30,	Equity	Prior Year	Prior Year
2004 (as restated)	$682,020	$123,494	22.1%
2003 (as restated)	558,526	116,995	26.5

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

Cash Flows

Operating Activities

Net cash provided by operating activities increased in fiscal year 2004 and 2003 to $205.7 and $151.1 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Years Ended June 30,
(Dollars in thousands)	2004	2003
Net income (as restated)	$104,218	$85,555
Depreciation and amortization	75,547	67,399
Deferred income taxes (as restated)	15,340	2,781
Accounts payable and accrued expenses	4,470	22,468
Inventories	(462)	(31,145)
Other (as restated)	6,551	4,061

	$205,664	$151,119

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

Fiscal Year 2003

In November 2002, we extended our revolving credit facility through November 2006. In February 2003, we renewed one of our private placement debt facilities, thereby extending its terms through October 1, 2005 and increasing its related borrowing capacity from $125.0 to $246.0 million. No other significant changes were made to either of the facilities’ terms. There were no other significant financing activities during fiscal year 2003. Derivative instruments are discussed in Note 6 to the Consolidated Financial Statements and in Item 7A. of this Annual Report on Form 10-K/A.

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

	Number of		Number of
Fiscal Year 2004	Salons/Schools	Fiscal Year 2003	Salons/Schools
Company-Owned		Company-Owned
Franchise buybacks Holiday Hair Blaine Beauty Career Schools Other	206 153 6 46	Franchise buybacks BoRics Vidal Sassoon salons Vidal Sassoon Beauty Academies Opal Concepts (various salons) Other	97 328 25 4 90 16

Total	411	Total	560

Franchise Networks		Franchise Networks
	None	Pro Cuts	198

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

Other long-term liabilities in the contractual obligations table include a total of $9.8 million related to a salary deferral program, $7.2 million related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees, $4.5 million related to the Executive Profit Sharing Plan (see Note 10) and $1.0 million related to contractual payments required under non-compete agreements entered into in conjunction with recent acquisitions. All amounts exclude amounts deemed to represent interest payments.

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

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $10.7 and $8.6 million at June 30, 2004 and 2003, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. Refer to Note 10 of the Consolidated Financial Statements for additional information.

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

Financing

Financing activities are discussed on page 38 and in Note 5 to the Consolidated Financial Statements, and derivative activities are discussed in Note 6 to the Consolidated Financial Statements and Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”

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

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. For the year ended June 30, 2004, operations denominated in currencies other than the United States dollar represented approximately 19 percent of consolidated net income before income taxes, and changes in foreign currency exchange rates benefited net income before income taxes by approximately $3.4 million. This impact was calculated by multiplying current year net income before income taxes in local currencies by the change in the average foreign currency exchange rate between the current fiscal year and the prior fiscal year. Refer the constant currency discussion on pages 35-36 for further detail.

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

(Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at June 30, 2004 and 2003. These swaps are being accounted for as cash flow swaps. During fiscal year 2003, the $11.8 million interest rate swap was redesignated from a hedge of variable rate operating lease obligations to hedge of a portion of the interest payments associated with the Company’s long-term financing program. The redesignation was the result of the Company exercising its right to purchase the property under the variable rate operating lease. See the discussion in Note 6 to the Consolidated Financial Statements for further explanation.

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

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. See Note 6 to the Consolidated Financial Statements for further discussion.

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

	Expected maturity date as of June 30,

Liabilities	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$18,505	$17,203	$31,383	$24,495	$76,290	$99,753	$267,629	$271,120
Average interest rate	7.8%	7.3%	7.5%	7.6%	6.9%	6.9%	7.1%
Fixed rate (Euro)	$623						$623	$623
Average interest rate	5.5%						5.5%
Variable rate (U.S.$)			$29,400				$29,400	$29,400
Average interest rate			4.9%				4.9%

Total liabilities	$19,128	$17,203	$60,783	$24,495	$76,290	$99,753	$297,652	$301,143

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$12,500	$12,500	$22,000	$9,000	$25,000		$81,000	$(2,410)
Average pay rate**	4.3%	5.8%	6.6%	6.4%	6.6%		6.1%
Average receive rate**	7.2%	7.2%	7.3%	6.9%	6.8%		7.1%

Pay fixed/receive variable (U.S.$)	$11,800						$11,800	$316
Average pay rate	5.1%						5.1%
Average receive rate	2.3%						2.3%

**	Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2004.

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

The cross-currency swap derivative financial instrument expires in fiscal year 2007. At June 30, 2004 and 2003, the Company’s net investment in this derivative financial instrument was in an $8.7 and $6.7 million loss position, respectively, based on its estimated fair value. See Note 6 to the Consolidated Financial Statements for further discussion.

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

As discussed in Note 2 to the consolidated financial statements, Regis Corporation has restated its financial statements as of June 30, 2004 and 2003 and for each of the three years in the period ended June 30, 2004.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
August 24, 2004 except for Note 2, as to
which the date is May 9, 2005

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share amounts)

	June 30,
	2004	2003
	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$73,567	$55,454
Receivables, net	35,033	31,947
Inventories	161,304	156,827
Deferred income taxes	15,285	18,469
Other current assets	28,253	16,963

Total current assets	313,442	279,660

Property and equipment, net	381,903	356,725
Goodwill	457,140	372,618
Other intangibles, net	79,174	64,498
Other assets	40,200	39,454

Total assets	$1,271,859	$1,112,955

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$19,128	$21,123
Accounts payable	53,112	56,175
Accrued expenses	129,721	118,696

Total current liabilities	201,961	195,994

Long-term debt	282,015	280,634
Other noncurrent liabilities	105,863	77,801

Total liabilities	589,839	554,429

Commitments and contingencies (Notes 7 and 8)

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at June 30, 2004 and 2003
Common stock, $.05 par value; issued and outstanding, 44,283,949 and 43,527,244 common shares at June 30, 2004 and 2003, respectively	2,214	2,176
Additional paid-in capital	220,204	207,650
Accumulated other comprehensive income	40,615	27,765
Retained earnings	418,987	320,935

Total shareholders’ equity	682,020	558,526

Total liabilities and shareholders’ equity	$1,271,859	$1,112,955

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Years Ended June 30,
	2004	2003	2002
	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)
Revenues:
Company-owned salons:
Service	$1,271,232	$1,117,562	$963,884
Product	545,012	465,053	412,728

	1,816,244	1,582,615	1,376,612

Franchise revenues:
Royalties and fees	73,632	67,682	50,745
Product sales	33,267	34,233	26,834

	106,899	101,915	77,579

	1,923,143	1,684,530	1,454,191

Operating expenses:
Company-owned salons:
Cost of service	719,809	629,945	546,027
Cost of product	276,704	232,596	216,373
Direct salon	163,178	142,173	123,915
Rent	269,338	235,648	199,214
Depreciation	62,273	54,894	48,269

	1,491,302	1,295,256	1,133,798

Franchise direct costs, including product and equipment	58,413	57,050	38,114
Corporate and franchise support costs	181,992	163,256	139,654
Depreciation and amortization	12,688	11,855	10,706

Total operating expenses	1,744,395	1,527,417	1,322,272

Operating income	178,748	157,113	131,919

Other income (expense):
Interest	(17,064)	(21,394)	(19,010)
Other, net	1,155	1,055	796

Income before income taxes	162,839	136,774	113,705

Income taxes:
Provision	(58,621)	(51,219)	(44,600)
Nonrecurring income tax benefit			1,750

	(58,621)	(51,219)	(42,850)

Net income	$104,218	$85,555	$70,855

Net income per share:
Basic	$2.37	$1.98	$1.68

Diluted	$2.26	$1.89	$1.60

Weighted average common and common equivalent shares outstanding:
Basic	44,014	43,292	42,283

Diluted	46,145	45,229	44,172

Cash dividends declared per common share	$0.14	$0.12	$0.12

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock
	Shares	Amount
Balance, June 30, 2001 (as previously reported)	41,726,787	$2,087
Cumulative effect of restatement on prior years (see Note 2)	—	—

Balance, June 30, 2001 (as restated, see Note 2)	41,726,787	2,087

Net income (as restated, see Note 2)
Foreign currency translation adjustments (as restated, see Note 2)
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(278,700)	(14)
Proceeds from exercise of stock options	621,163	31
Shares issued through franchise stock incentive program	8,198
Shares issued in connection with salon acquisitions	962,933	48
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2002 (as restated, see Note 2)	43,040,381	2,152

Net income (as restated, see Note 2)
Foreign currency translation adjustments (as restated, see Note 2)
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(860,301)	(43)
Proceeds from exercise of stock options	724,569	36
Shares issued through franchise stock incentive program	9,346
Shares issued in connection with salon acquisitions	613,249	31
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2003 (as restated, see Note 2)	43,527,244	2,176

Net income (as restated, see Note 2)
Foreign currency translation adjustments (as restated, see Note 2)
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers
Stock repurchase plan	(544,000)	(27)
Proceeds from exercise of stock options	1,135,939	57
Stock option compensation
Shares issued through franchise stock incentive program	9,428
Shares issued in connection with salon acquisitions	155,338	8
Tax benefit realized upon exercise of stock options
Dividends

Balance, June 30, 2004 (as restated, see Note 2)	44,283,949	$2,214

The accompanying notes are an integral part of the Consolidated Financial Statements.

	Accumulated
Additional	Other
Paid-In	Comprehensive	Retained		Comprehensive
Capital	Income (Loss)	Earnings	Total	Income
$165,489	$(4,815)	$176,740	$339,501
—	(1)	(1,935)	(1,936)

165,489	(4,816)	174,805	337,565

		70,855	70,855	$70,855
	9,461		9,461	9,461

	(707)		(707)	(707)
(7,729)			(7,743)
7,719			7,750
173			173
26,253			26,301
2,954			2,954

		(5,078)	(5,078)

194,859	3,938	240,582	441,531	$79,609

		85,555	85,555	85,555
	22,001		22,001	22,001

	1,826		1,826	1,826
(21,651)			(21,694)
8,545			8,581
337			337
21,470			21,501
4,090			4,090
		(5,202)	(5,202)

207,650	27,765	320,935	558,526	$109,382

		104,218	104,218	104,218
	12,695		12,695	12,695

	155		155	155
(22,521)			(22,548)
17,290			17,347
198			198
281			281
8,992			9,000
8,314			8,314
		(6,166)	(6,166)

$220,204	$40,615	$418,987	$682,020	$117,068

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30,
	2004	2003	2002
	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income	$104,218	$85,555	$70,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,096	63,767	56,821
Amortization	3,451	3,632	2,911
Deferred income taxes	15,340	2,781	11,144
Other, net	1,265	710	739

Changes in operating assets and liabilities:
Receivables	(16)	8	(575)
Inventories	(462)	(31,145)	(7,759)
Other current assets	(10,629)	2,120	(6,446)
Other assets	(1,387)	(13,606)	(2,460)
Accounts payable	(4,991)	1,363	7,354
Accrued expenses	9,461	21,105	13,070
Other noncurrent liabilities	17,318	14,829	2,700

Net cash provided by operating activities	205,664	151,119	148,354

Cash flows from investing activities:
Capital expenditures	(74,076)	(77,460)	(66,232)
Proceeds from sale of assets	432	1,273	873
Business and salon acquisitions, net of cash acquired	(99,734)	(66,880)	(59,925)

Net cash used in investing activities	(173,378)	(143,067)	(125,284)

Cash flows from financing activities:
Borrowings on revolving credit facilities	514,650	854,195	250,800
Payments on revolving credit facilities	(508,025)	(886,420)	(336,300)
Proceeds from issuance of long-term debt	11,887	30,000	125,000
Repayments of long-term debt	(24,111)	(11,471)	(5,212)
Other, primarily increase (decrease) in negative book cash balances	118	(2,720)	4,937
Dividends paid	(6,166)	(5,202)	(5,078)
Repurchase of common stock	(22,548)	(21,694)	(7,743)
Proceeds from issuance of common stock	17,347	7,051	7,750

Net cash (used in) provided by financing activities	(16,848)	(36,261)	34,154

Effect of exchange rate changes on cash	2,675	2,122	1,519

Increase (decrease) in cash	18,113	(26,087)	58,743

Cash and cash equivalents:
Beginning of year	55,454	81,541	22,798

End of year	$73,567	$55,454	$81,541

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and five to ten years for equipment, furniture, software and leasehold improvements). Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company’s option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

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

Deferred Rent and Rent Expense:

The Company leases most salons and beauty school locations under operating leases. Most lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, rent escalation clauses and/or contingent rent provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated terms of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use of the leased space.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred rent liability in other noncurrent liabilities on the Consolidated Balance Sheet and amortizes the deferred rent over the term of the lease as reductions to rent expense on the Consolidated Statements of Operations.

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. Such “stepped” rent expense is recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term.

Certain leases provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Franchise Revenues and Expenses:

Franchise revenues include royalties, initial franchise fees, sales of product to franchisees and net rental income (see Note 7). Royalties are recognized as revenue in the month in which franchisee services are rendered or products are sold to franchisees. The Company recognizes revenue from initial franchise fees at the time franchisee salons are opened. Product sales by the Company to franchisees are recorded at the time product is shipped to franchise locations. Franchise expenses included in franchise direct costs in the Consolidated Statement of Operations include all direct expenses, such as the cost of product sold to franchisees. All other indirect expenses associated with franchise operations are included in corporate and franchise support costs in the Consolidated Statement of Operations.

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

Recent Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board (FASB) issued FAS No. 132 (R), a revision of FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” FAS No. 132 (R) increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. It also requires the segregation of plan assets by category, such as debt, equity and real estate, and the disclosure of certain expected rates of return and other informational disclosures. This Statement is effective for annual financial statements for fiscal years ending after December 15, 2003, which is the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 2004. Additionally, Statement 132(R) requires the disclosure of various elements of pension and postretirement benefit costs in interim financial statements for quarters beginning after December 15, 2003 (the Company’s fiscal quarter ending March 31, 2004). The adoption of FAS 132 (R) did not have a material impact on the Company’s Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock-Based Employee Compensation Plans:

2000 Stock Option Plan and 1991 Stock Option Plan

At June 30, 2004, the Company had two employee stock option plans, the 2000 Stock Option Plan and the 1991 Stock Option Plan, which are described more fully in Note 10. The Company had outstanding stock options under the 1991 Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for these plans using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applies FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

On May 4, 2004, the Company’s Board of Directors elected to adopt the fair value recognition provisions of FAS No. 123 using the prospective transition method with an effective date of July 1, 2003 (the beginning of the current fiscal year). Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions will continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions increased the Company’s fiscal year 2004 compensation expense by approximately $98,000. Assuming shareholder approval in fiscal year 2005 of the 2004 Long Term Incentive Plan (see Note 10), management estimates that, provided there are no significant changes to the key weighted average assumptions, the adoption will increase compensation expense in fiscal year 2005 by approximately $1.4 million.

The Company’s pro forma net income and pro forma earnings per share for the years ended June 30, 2004, 2003 and 2002 was as follows:

	For the Years Ended June 30,
(Dollars in thousands)	2004	2003	2002
Net income, as reported (as restated, see Note 2)	$104,218	$85,555	$70,855
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	61	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(6,600)	(6,554)	(6,345)

Pro forma net income	$97,679	$79,001	$64,510

Earnings per share:
Basic – as reported (as restated, see Note 2)	$2.37	$1.98	$1.68

Basic – pro forma	$2.22	$1.82	$1.53

Diluted – as reported (as restated, see Note 2)	$2.26	$1.89	$1.60

Diluted – pro forma	$2.13	$1.77	$1.49

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

2004 Long Term Incentive Plan

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Program (2004 Plan). The 2004 Plan is currently pending shareholder approval at the annual shareholders’ meeting to be held on October 28, 2004. The 2004 Plan provides for three types of equity compensation: stock options, stock appreciation rights (SARs) and restricted stock. The Company will recognize compensation cost related to equity compensation under the 2004 Plan using the fair value based method, as described in FAS No. 123. See Note 10 for further discussion.

2.	RESTATEMENT OF FINANCIAL STATEMENTS

During the third quarter of the Company’s fiscal year ending June 30, 2005 (fiscal year 2005), the Company became aware that a number of retailers and restaurant operators had disclosed in their filings with the Securities and Exchange Commission (SEC) that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, the Company conducted a review of its lease accounting policies and practices.

In its lease accounting review, the Company examined its leases to determine the appropriate lease term for each lease under generally accepted accounting principles. Typically, the Company’s operating leases do not require rental payments to begin until the salon is opened. The leased space is sometimes made available to the Company prior to the commencement of salon operations in order to allow time for installing normal leasehold improvements and equipment necessary to operate a salon. Historically, the Company began to recognize rental expense on a straight-line basis at the earlier of the commencement of operations or the commencement of rental payments. However, the Company did not include the rent holiday period in its straight-line rent calculation. A rent holiday is considered to be any period where the lessee has the right to control the use of the leased property but no rental payments are required under the lease during that period. FASB Technical Bulletin (FTB) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires rent holiday periods in an operating lease to be recognized by the lessee on a straight-line basis over the lease term, which includes any rent holiday period.

Based on the review of the Company’s accounting for operating leases, the Company concluded that its previously reported rent expense amounts needed to be restated to reflect rent holidays on a straight-line basis over the appropriately defined lease term. This correction has the general effect of increasing the amount of rent expense each fiscal year, with a corresponding adjustment to the deferred rent liability (within other noncurrent liabilities on the Consolidated Balance Sheet). Consequently, adjustments were made to income tax expense within the Consolidated Statement of Operations, as well as deferred income taxes (within other noncurrent liabilities) in the Consolidated Balance Sheet.

The Company is restating its previously issued Consolidated Financial Statements for fiscal years 2004, 2003 and 2002 to reflect these adjustments. The cumulative effect of the restatement for periods prior to fiscal year 2002 was $1.9 million and has been recorded as a reduction to retained earnings as of the beginning of fiscal year 2002. The restatement did not have any effect on the Company’s previously reported consolidated revenues or cash flow from operations.

Note 7 contains additional information related to the Company’s leasing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Following is a summary of the effects of the lease accounting corrections on the Company’s Consolidated Statement of Operations for the fiscal years ended June 30, 2004, 2003 and 2002:

	Consolidated Statement of Operations
	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated
Fiscal year ended June 30, 2004
Rent	$267,368	$1,970	$269,338
Operating income	180,718	(1,970)	178,748
Income before income taxes	164,809	(1,970)	162,839
Income taxes	(59,331)	710	(58,621)
Net income	105,478	(1,260)	104,218
Net income per share – basic	2.40	(0.03)	2.37
Net income per share – diluted	$2.29	$(0.03)	$2.26

Fiscal year ended June 30, 2003
Rent	$233,821	$1,827	$235,648
Operating income	158,940	(1,827)	157,113
Income before income taxes	138,601	(1,827)	136,774
Income taxes	(51,926)	707	(51,219)
Net income	86,675	(1,120)	85,555
Net income per share – basic	2.00	(0.02)	1.98
Net income per share – diluted	$1.92	$(0.03)	$1.89

Fiscal year ended June 30, 2002
Rent	$197,269	$1,945	$199,214
Operating income	133,864	(1,945)	131,919
Income before income taxes	115,650	(1,945)	113,705
Provision for income taxes	(45,346)	746	(44,600)
Income taxes (total)	(43,596)	746	(42,850)
Net income	72,054	(1,199)	70,855
Net income per share – basic	1.70	(0.02)	1.68
Net income per share – diluted	$1.63	$(0.03)	$1.60

Following is a summary of the effects of the lease accounting corrections on the Company’s Consolidated Balance Sheet as of June 30, 2004 and 2003:

	Consolidated Balance Sheet
	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated
As of June 30, 2004
Other noncurrent liabilities	$100,322	$5,541	$105,863
Total liabilities	584,298	5,541	589,839
Accumulated other comprehensive income	40,642	(27)	40,615
Retained earnings	424,501	(5,514)	418,987
Total shareholders’ equity	687,561	(5,541)	682,020

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	Consolidated Balance Sheet
	As Previously	As
(Dollars in thousands)	Reported	Adjustment	Restated
As of June 30, 2003
Other noncurrent liabilities	$73,523	$4,278	$77,801
Total liabilities	550,151	4,278	554,429
Accumulated other comprehensive income	27,789	(24)	27,765
Retained earnings	325,189	(4,254)	320,935
Total shareholders’ equity	$562,804	$(4,278)	$558,526

Following is a summary of the effects of the lease accounting corrections to the Company’s beginning balances in its Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income:

Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income

	Accumulated Other Comprehensive Income (Loss)
	As Previously		As
(Dollars in thousands)	Reported	Adj.	Restated
Balance, June 30, 2001	$(4,815)	$(1)	$(4,816)
Foreign currency translation adjustments	9,460	1	9,461
Balance, June 30, 2002	3,938	—	3,938
Foreign currency translation adjustments	22,025	(24)	22,001
Balance, June 30, 2003	27,789	(24)	27,765
Foreign currency translation adjustments	12,698	(3)	12,695
Balance, June 30, 2004	40,642	(27)	40,615

	Retained Earnings
	As Previously		As
(Dollars in thousands)	Reported	Adj.	Restated
Balance, June 30, 2001	$176,740	$(1,935)	$174,805
Net income	72,054	(1,199)	70,855
Balance, June 30, 2002	243,716	(3,134)	240,582
Net income	86,675	(1,120)	85,555
Balance, June 30, 2003	325,189	(4,254)	320,935
Net income	105,478	(1,260)	104,218
Balance, June 30, 2004	424,501	(5,514)	418,987

The adjustments related to the lease accounting corrections were contained completely within net cash provided by operating activities and, therefore, did not change net cash provided by or used in operating, investing or financing activities in the Consolidated Statement of Cash Flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

3.	OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts as of June 30, 2004 and 2003:

	(Dollars in thousands)
	2004	2003
Accounts receivable	$37,874	$35,633
Less allowance for doubtful accounts	(2,841)	(3,686)

	$35,033	$31,947

Property and equipment:
Land	$3,817	$3,817
Buildings and improvements	38,534	38,113
Equipment, furniture and leasehold improvements	584,268	535,476
Internal use software	45,591	41,790
Equipment, furniture and leasehold improvements under capital leases	30,661	22,147

	702,871	641,343

Less accumulated depreciation and amortization	(306,548)	(273,059)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(14,420)	(11,559)

	$381,903	$356,725

Other Assets:
Notes receivable	$8,090	$8,872
Other noncurrent assets	32,110	30,582

	$40,200	$39,454

Accounts payable:
Book overdrafts payable	$5,569	$5,179
Trade accounts payable	47,543	50,996

	$53,112	$56,175

Accrued expenses:
Payroll and payroll related costs	$57,702	$45,388
Insurance	35,069	26,446
Taxes payable, primarily income taxes	5,833	10,238
Book overdrafts payable	3,506	3,540
Other	27,611	33,084

	$129,721	$118,696

Other noncurrent liabilities (as restated, see Note 2):
Deferred income taxes (as restated, see Note 2)	$36,211	$23,818
Deferred rent payable (as restated, see Note 2)	22,111	20,245
Other	47,541	33,738

	$105,863	$77,801

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	2004			2003
	Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$31,879	$(2,089)	$29,790	$29,722	$(1,374)	$28,348
Product license agreements	15,338	(1,144)	14,194	14,481	(602)	13,879
Franchise agreements	16,513	(3,413)	13,100	16,421	(2,947)	13,474
Non-compete agreements	480	(458)	22	5,315	(5,206)	109
Other	23,222	(1,154)	22,068	10,596	(1,908)	8,688

	$87,432	$(8,258)	$79,174	$76,535	$(12,037)	$64,498

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Significant non-cash investing and financing activities include the following:

In fiscal years 2004, 2003 and 2002, the Company financed capital expenditures totaling $8.5, $7.0 and $0.1 million, respectively, through capital leases.

In fiscal years 2004, 2003 and 2002, in connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements as well as issuing 155,338, 613,249 and 962,933 shares, respectively, of the Company’s common stock (see Note 4).

4.	ACQUISITIONS:

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

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2004 and 2003 is as follows:

	2004				2003
(Dollars in thousands)	North America		International		North America	International
Balance at beginning of year	$299,602		$73,016		$252,055	$52,474
Goodwill acquired	77,042		2,470		45,963	19,664
Finalization of purchase accounting	8,882	*	(8,314)	*	(1,407)	(8,496)
Translation rate adjustments	193		4,249		2,991	9,374

Balance at end of year	$385,719		$71,421		$299,602	$73,016

*	Relates to the finalization of the allocation of goodwill to the related reporting units, as well as a deferred tax adjustment related to acquired intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

5.	FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2004 and 2003 consists of the following:

				(Dollars in thousands)
	Maturity	Interest rate %		Amounts outstanding
	Dates	2004	2003	2004	2003
Senior term notes	2004-2013	4.69-8.39	4.69-8.39	$245,891	$269,478
Revolving credit facilities	2007	2.73-5.06	2.34-5.06	29,400	22,775
Equipment and leasehold notes payable	2004-2008	5.90-10.50	9.21-11.56	13,014	7,726
Other notes payable	2004-2009	5.00-7.16	5.00-11.50	12,838	1,778

				301,143	301,757
Less current portion				(19,128)	(21,123)

Long-term portion				$282,015	$280,634

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

As a result of the fair value hedging activities discussed in Note 6, an adjustment of approximately $3.5 and $8.5 million were made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2004 and 2003, respectively. Therefore, at June 30, 2004 and 2003, approximately 30 and 34 percent of the Company’s fixed rate debt has been marked to market, respectively. Considering the mark-to-market adjustment and current market interest rates, the carrying values of the Company’s debt instruments, based upon discounted cash flow analyses using the Company’s current incremental borrowing rate, approximate their fair values at June 30, 2004 and 2003.

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $3.5 million and capital lease obligations of $12.8 million at June 30, 2004, are as follows:

Fiscal year	(Dollars in thousands)
2005	$19,128
2006	17,471
2007	61,396
2008	24,495
2009	78,900
Thereafter	99,753

$301,143

6.	DERIVATIVE FINANCIAL INSTRUMENTS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

7.	COMMITMENTS AND CONTINGENCIES:

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

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	(Dollars in thousands)
	2004	2003	2002
Minimum rent (as restated, see Note 2)	$194,844	$168,981	$140,425
Percentage rent based on sales	17,121	15,166	14,661
Real estate taxes and other expenses	57,373	51,501	44,128

	$269,338	$235,648	$199,214

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

8.	LITIGATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

9.	INCOME TAXES:

The provision for income taxes consists of:

	(Dollars in thousands)
	2004	2003	2002
	(as restated	(as restated	(as restated
	see Note 2)	see Note 2)	see Note 2)
Current:
United States	$39,722	$46,462	$27,815
International	3,538	2,086	2,891
Nonrecurring federal benefit			(1,750)

Deferred:
United States	14,449	1,383	13,894
International	912	1,288	—

	$58,621	$51,219	$42,850

In fiscal year 2002, the Company implemented certain tax strategies resulting in approximately $1.8 million of economic benefit, which has been recognized as a nonrecurring income tax benefit in the third quarter, thus reducing fiscal year 2002 income tax expense. The majority of the nonrecurring benefit was realized through the amendment of previous tax filings.

The components of the net deferred tax asset (liability) are as follows:

	(Dollars in thousands)
	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Net current deferred tax asset:
Insurance	$5,752	$8,415
Payroll and payroll related costs	4,902	3,014
Nonrecurring items	382	455
Reserve for impaired assets	2,351	1,485
Accrued litigation	—	1,321
Deferred franchise fees	767	702
Other, net	1,131	3,077

	$15,285	$18,469

Net noncurrent deferred tax liability:
Depreciation and amortization	$(56,786)	$(39,881)
Deferred rent	7,297	6,230
Payroll and payroll related costs	10,168	7,088
Derivatives	3,367	2,860
Other, net	(257)	(115)

	$(36,211)	$(23,818)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The components of income before income taxes are as follows:

	(Dollars in thousands)
	2004	2003	2002
	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)
Income before income taxes:
United States	$139,017	$125,079	$106,171
International	23,822	11,695	7,534

	$162,839	$136,774	$113,705

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	(Dollars in thousands)
	2004	2003	2002
		(as restated,
		see Note 2)
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.1	3.0	3.3
Other, primarily meals and entertainment, and nondeductible goodwill and tax credits	(1.1)	(0.6)	0.9
Nonrecurring federal benefit			(1.5)

	36.0%	37.4%	37.7%

As of June 30, 2004, undistributed earnings of international subsidiaries of approximately $13.4 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

10.	BENEFIT PLANS:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.	SHAREHOLDERS’ EQUITY:

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

12.	SEGMENT INFORMATION:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2004, 2003 and 2002:

	(Dollars in thousands)
	2004	2003	2002
	(as restated,	(as restated,	(as restated,
	see Note 2)	see Note 2)	see Note 2)
Total company-owned service revenues:
North America	$1,137,220	$1,008,561	$877,261
International	134,012	109,001	86,623

Total	$1,271,232	$1,117,562	$963,884

Total company-owned product revenues:
North America	$507,177	$438,864	$393,806
International	37,835	26,189	18,922

Total	$545,012	$465,053	$412,728

Total franchise royalties and fees:
North America	$41,378	$40,088	$40,290
International	32,254	27,594	10,455

Total	$73,632	$67,682	$50,745

Total franchise product sales:
North America	$25,967	$25,543	$23,754
International	7,300	8,690	3,080

Total	$33,267	$34,233	$26,834

Income before income taxes (as restated, see Note 2):
North America	$332,916	$303,151	$263,985
International	37,632	26,046	16,327
Corporate*	(207,709)	(192,423)	(166,607)

Total	$162,839	$136,774	$113,705

Depreciation and amortization:
North America	$58,674	$52,692	$46,542
International	6,479	5,229	3,694
Corporate	9,808	8,828	8,739

Total	$74,961	$66,749	$58,975

Total assets:
North America	$814,532	$686,492	$577,230
International	205,727	177,854	130,922
Corporate	251,600	248,609	249,038

Total	$1,271,859	$1,112,955	$957,190

Long-lived assets:
North America	$713,151	$593,257	$510,591
International	147,321	142,663	114,047
Corporate	57,745	57,921	53,280

Total	$918,217	$793,841	$677,918

Capital expenditures:
North America	$65,208	$63,496	$54,444
International	7,817	4,622	4,792
Corporate	1,051	9,342	6,996

Total	$74,076	$77,460	$66,232

Purchases of salon assets:
North America	$105,113	$68,109	$26,060
International	5,093	23,518	73,774

Total	$110,206	$91,627	$99,834

*	primarily corporate and franchise support costs, corporate depreciation and amortization and net interest expense

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

QUARTERLY FINANCIAL DATA

(Unaudited)

	(Dollars in thousands, except per share amounts)
	Quarter Ended
					Year
	September 30	December 31	March 31	June 30	Ended
	(as restated, see Note 2)
2004
Revenues	$460,721	$472,452	$481,373	$508,597	$1,923,143
Operating income, as previously reported	43,331	47,083	43,994	46,310	180,718
Operating income, as restated, see Note 2	42,864	46,748	43,612	45,524	178,748
Net income, as previously reported	24,958	27,662	25,554	27,304	105,478
Net income, as restated, see Note 2	24,649	27,536	25,243	26,790	104,218
Net income per share, basis, as previously reported(a)	0.57	0.63	0.58	0.61	2.40
Net income per share, basic, as restated, see Note 2	0.56	0.63	0.57	0.61	2.37
Net income per diluted share, as previously reported	0.55	0.60	0.55	0.59	2.29
Net income per diluted share, as restated, see Note 2	0.54	0.60	0.54	0.58	2.26
Dividends declared per share	0.03	0.03	0.04	0.04	0.14

	(Dollars in thousands, except per share amounts)
	Quarter Ended
					Year
	September 30	December 31	March 31	June 30	Ended
	(as restated, see Note 2)
2003
Revenues	$399,223	$414,759	$422,315	$448,233	$1,684,530
Operating income, as previously reported	36,348	43,235	38,616	40,741	158,940
Operating income, as restated, see Note 2	35,653	42,770	38,086	40,604	157,113
Net income, as previously reported	19,717	23,573	20,891	22,494	86,675
Net income, as restated, see Note 2	19,287	23,607	20,691	21,970	85,555
Net income per share, basic, as previously reported(a)	0.46	0.55	0.48	0.52	2.00
Net income per share, basic, as restated, see Note 2(a)	0.45	0.55	0.48	0.51	1.98
Net income per diluted share, as previously reported	0.44	0.52	0.46	0.50	1.92
Net income per diluted share, as restated, see Note 2(a)	0.43	0.52	0.46	0.49	1.89
Dividends declared per share	0.03	0.03	0.03	0.03	0.12

(a)	The summation of quarterly net income per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Other Information

Evaluation of Disclosure Controls and Procedures

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended June 30, 2004. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of June 30, 2004, our management considered, among other things, the control deficiency related to excluding rent holiday periods from the Company’s straight-line rent calculation, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 to the Consolidated Financial Statements included in this Form 10-K/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation, for the quarter ended June 30, 2004, of its disclosure controls and procedures utilized to compile information included in this filing.

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

			Number of securities
			remaining available for
			future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options,	price of outstanding	securities reflected in the
	warrants and rights	options, warrants and rights	column (a) )
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	4,596,423	$18.32	453,100

Equity compensation plans not approved by security holders (2)	—	—	2,500,000

Total	4,596,423	$18.32	2,953,000

(1)	Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan. Information regarding the stock option plans included in Notes 1 and 10 to the Consolidated Financial Statements .

(2)	Includes shares available for grant through stock options, stock appreciation rights and restricted stock under the 2004 Long Term Incentive Plan, which is currently pending shareholder approval at the annual shareholders’ meeting to be held on October 28, 2004.

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

Consolidated Financial Statements, as amended and restated, filed as part of this report are listed under Part II, Item 8, pages 48 through 79 of this Form 10-K/A.

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

DATE: May 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Paul D. Finkelstein	Date: May 10, 2005
Paul D. Finkelstein, Chairman of the Board of Directors

/s/ Myron Kunin	Date: May 10, 2005
Myron Kunin, Vice Chairman of the
Board of Directors

/s/ David B. Kunin	Date: May 10, 2005
David B. Kunin, Director

/s/ Rolf Bjelland	Date: May 10, 2005
Rolf Bjelland, Director

/s/ Van Zandt Hawn	Date: May 10, 2005
Van Zandt Hawn, Director

/s/ Susan S. Hoyt	Date: May 10, 2005
Susan S. Hoyt, Director

/s/ Thomas L. Gregory	Date: May 10, 2005
Thomas L. Gregory, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Regis Corporation:

Our audits of the consolidated financial statements referred to in our report dated August 24, 2004 (except for Note 2, as to which the date is May 9, 2005) appearing in the 2004 Annual Report on Form 10-K/A of Regis Corporation also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 24, 2004 except for Note 2, as to
which the date is May 9, 2005

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