Form 10-Q
period 2005-03-31
REGIS CORP
filed 2005-05-10
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________ to___________________

Commission file number011230

Regis Corporation

———————————————————————
(Exact name of registrant as specified in its charter)

Minnesota	41-0749934

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

(952)947-7777

———————————————————
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

Yes☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2005:

Common Stock, $.05 par value	44,989,911
Class	Number of Shares

REGIS CORPORATION

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of March 31, 2005 and June 30, 2004
(Dollars in thousands, except per share amounts)

	March 31, 2005	June 30, 2004
		(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$108,364	$73,567
Receivables, net	46,576	35,033
Inventories	180,342	161,304
Deferred income taxes	17,230	15,285
Other current assets	29,443	28,253

Total current assets	381,955	313,442

Property and equipment, net	424,972	381,903
Goodwill	630,394	457,140
Other intangibles, net	210,285	79,174
Other assets	53,522	40,200

Total assets	$1,701,128	$1,271,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$18,944	$19,128
Accounts payable	68,713	53,112
Accrued expenses	172,813	129,721

Total current liabilities	260,470	201,961

Long-term debt	523,402	282,015
Other noncurrent liabilities	171,597	105,863

Total liabilities	955,469	589,839

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at March 31, 2005 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 44,972,886 and 44,283,949 common shares at March 31, 2005 and June 30, 2004, respectively	2,249	2,214
Additional paid-in capital	237,463	220,204
Accumulated other comprehensive income	55,729	40,615
Retained earnings	450,218	418,987

Total shareholders’ equity	745,659	682,020

Total liabilities and shareholders’ equity	$1,701,128	$1,271,859

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended March 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2005	2004
		(as restated, see Note 2)
Revenues:
Service	$368,681	$318,297
Product	168,684	144,681
Royalties and fees	19,899	18,395

	557,264	481,373

Operating expenses:
Cost of service	211,907	181,799
Cost of product	87,116	75,462
Site operating expenses	46,267	41,981
General and administrative	68,827	53,179
Rent	78,578	66,776
Depreciation and amortization	24,904	18,564
Goodwill impairment	38,319	—

Total operating expenses	555,918	437,761

Operating income	1,346	43,612

Other income (expense):
Interest	(7,027)	(4,824)
Other, net	467	452

(Loss) income before income taxes	(5,214)	39,240

Income taxes	(11,336)	(13,997)

Net (loss) income	$(16,550)	$25,243

Net (loss) income per share:
Basic	$(0.37)	$0.57

Diluted	$(0.37)	$0.54

Weighted average common and common equivalent shares outstanding:
Basic	44,770	44,241

Diluted	44,770	46,367

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the nine months ended March 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	2005	2004
		(as restated, see Note 2)
Revenues:
Service	$1,065,263	$927,879
Product	477,052	431,783
Royalties and fees	58,503	54,884

	1,600,818	1,414,546

Operating expenses:
Cost of service	608,097	523,652
Cost of product	249,092	226,677
Site operating expenses	134,319	119,682
General and administrative	190,633	161,052
Rent	226,203	195,396
Depreciation and amortization	65,464	54,863
Goodwill impairment	38,319	—

Total operating expenses	1,512,127	1,281,322

Operating income	88,691	133,224

Other income (expense):
Interest	(16,802)	(13,043)
Other, net	2,168	1,123

Income before income taxes	74,057	121,304

Income taxes	(38,931)	(43,876)

Net income	$35,126	$77,428

Net income per share:
Basic	$0.79	$1.76

Diluted	$0.76	$1.68

Weighted average common and common equivalent shares outstanding:
Basic	44,538	43,920

Diluted	46,393	46,036

Cash dividends declared per common share	$0.12	$0.10

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the nine months ended March 31, 2005 and 2004
(Dollars in thousands)

	2005	2004
		(as restated, see Note 2)
Cash flows from operating activities:
Net income	$35,126	$77,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	60,109	52,729
Amortization	5,355	2,574
Deferred income taxes	(2,237)	5,163
Goodwill Impairment	38,319	—
Other	778	1,773

Changes in operating assets and liabilities:
Receivables	(4,011)	(626)
Inventories	(14,325)	(832)
Other current assets	581	(2,125)
Other assets	(4,912)	(2,347)
Accounts payable	11,792	3,690
Accrued expenses	29,637	16,688
Other noncurrent liabilities	15,209	7,860

Net cash provided by operating activities	171,421	161,975

Cash flows from investing activities:
Capital expenditures	(70,874)	(52,356)
Proceeds from sale of assets	705	81
Purchases of salon and school net assets, net of cash acquired	(92,523)	(52,494)
Purchase of hair restoration centers, net of cash acquired	(211,028)	—

Net cash used in investing activities	(373,720)	(104,769)

Cash flows from financing activities:
Borrowings on revolving credit facilities	2,504,190	396,975
Payments on revolving credit facilities	(2,351,755)	(407,950)
Proceeds from issuance of long-term debt	100,755	12,196
Repayment of long-term debt	(18,763)	(22,685)
Other, primarily increase (decrease) in negative book cash balances	734	(8,897)
Dividends paid	(5,346)	(4,400)
Repurchase of common stock	(11,482)	(8,200)
Proceeds from issuance of common stock	14,714	14,746

Net cash provided by (used in) financing activities	233,047	(28,215)

Effect of exchange rate changes on cash and cash equivalents	4,049	2,906

Increase in cash and cash equivalents	34,797	31,897

Cash and cash equivalents:
Beginning of period	73,567	55,454

End of period	$108,364	$87,351

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of March 31, 2005 and for the three and nine months ended March 31, 2005 and 2004, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly state the consolidated financial position of the Company as of March 31, 2005 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2004 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004 (see Note 2, “Restatement of Financial Statements”) and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three and nine month periods ended March 31, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated April 29, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and five to ten years for equipment, furniture, software and leasehold improvements). Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company’s option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original stated lease period in the determination of appropriate estimated useful lives.

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Amortization expense related to capitalized software is determined based on an estimated useful life of five or seven years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

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

Deferred Rent and Rent Expense:

The Company leases most salon, beauty school and hair restoration center locations under operating leases. Most lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, rent escalation clauses and/or contingent rent provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Condensed Consolidated Balance Sheet.

For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date that it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use of the leased space.

For tenant improvement allowances funded by landlord incentives and rent holidays, the Company records a deferred rent liability in other noncurrent liabilities on the Condensed Consolidated Balance Sheet and amortizes the deferred rent as a reduction to rent expense on the Condensed Consolidated Statements of Operations over the term of the lease (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option).

Certain lease agreements contain rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy. Such “stepped” rent expense is recorded in the Condensed Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option).

Certain leases provide for contingent rents, which are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Condensed Consolidated Balance Sheet, along with the corresponding rent expense in the Condensed Consolidated Statement of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.” Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of each of the three fiscal years in the period ending June 30, 2004, goodwill was tested for impairment in this manner. During fiscal years 2004 and 2003, the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

During the quarter ending March 31, 2005, the Company reduced its expectations for the European business based on recent growth trends. Based on the results of its third quarter fiscal year 2005 goodwill impairment testing, which factored in these revised growth trend expectations, the Company wrote down the carrying value of the European business to reflect its estimated fair value. As a result, it recorded a pre-tax, non-cash charge of $38.3 million during the third quarter. Two of the most significant assumptions underlying the determination of fair value of goodwill are discount rates and tax rates. In connection with the measurement performed during the third quarter, the Company has determined that a 100 basis point increase in the discount rate used would have resulted in an impairment charge of approximately $42.1 million instead of $ 38.3 million, while a 100 basis point decrease in the discount rate would have resulted in an impairment charge of approximately $34.5 million. Additionally, a five percent increase in the tax rate used would have resulted in an impairment charge of approximately $40.3 million instead of $38.3 million, while a five percent decrease in the tax rate would have resulted in an impairment charge of approximately $37.3 million.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on net income or shareholders’ equity as previously presented.

Stock-Based Employee Compensation Plans:

At March 31, 2005, the Company had the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for its 2000 Stock Option Plan and 1991 Stock Option Plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied Statement of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized under the prospective transition method in the Condensed Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions for stock options increased the Company’s third quarter and year-to-date fiscal year 2005 compensation expense by approximately $0.1 and $0.3 million, respectively, and is expected to increase total fiscal year 2005 compensation expense by approximately $0.4 million.

The 2004 Plan was approved by the Company’s Board of Directors in May of 2004 and received shareholder approval on October 28, 2004. In June 2004 (prior to shareholder approval), 72,500 shares of restricted stock and 110,750 stock appreciation rights (SARs) were awarded under the 2004 Plan, pending shareholder approval. No stock options have been granted under the 2004 Plan. Since the 2004 Plan did not receive shareholder approval until the second quarter of fiscal year 2005, no compensation expense was recognized related to the 2004 Plan prior to September 30, 2004. During the three and nine months ended March 31, 2005, compensation expense related to restricted stock of approximately $0.2 and $0.3 million, respectively, was recognized. Compensation expense of less than $0.1 and approximately $0.1 million was recognized related SARs during the three and nine months ended March 31, 2004 and 2003, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The Company’s pro forma net (loss) income and pro forma (loss) earnings per share for the three and nine months ended March 31, 2005 and 2004 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2005	2004	2005	2004
		(as restated,		(as restated,
(Dollars in thousands, except per share amounts)		see Note 2)		see Note 2)
Net (loss) income, as reported	$(16,550)	$25,243	$35,126	$77,428
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	229	—	443	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,359)	(1,657)	(4,517)	(5,037)

Pro forma net (loss) income	$(17,680)	$23,586	$31,052	$72,391

(Loss) earnings per share:
Basic – as reported	$(0.37)	$0.57	$0.79	$1.76

Basic – pro forma	$(0.40)	$0.53	$0.70	$1.65

Diluted – as reported	$(0.37)	$0.54	$0.76	$1.68

Diluted – pro forma	$(0.40)	$0.51	$0.67	$1.58

The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2005	2004
Risk-free interest rate	4.16%	3.48%
Expected life in years	5.50	7.00
Expected volatility	30.0%	41.05%
Expected dividend yield	0.37%	0.31%

Recent Accounting Pronouncements:

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

As previously discussed in conjunction with stock-based employee compensation plans, the Company currently has three types of stock-based compensation: stock options, SARs and restricted stock. The Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method as of the beginning of fiscal year 2004. No SARS or restricted stock were issued before fiscal year 2004; therefore, the adoption of FAS No. 123R has no effect with respect to these types of stock-based awards. However, in compliance with the prospective transition method under FAS No. 148, no compensation expense is currently recognized in the Company’s Condensed Consolidated Statement of Operations with respect to stock options granted prior to fiscal year 2004 (the date upon which Company adopted the fair value recognition provisions under FAS No. 123). The Company will adopt FAS No. 123R no later than July 1, 2005. Under the provisions of FAS 123R, compensation expense will also be recognized in earnings over the vesting period for stock options which remain unvested as of the date of adoption (July 1, 2005), regardless of their grant date. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information investors receive. The Company is currently evaluating the transition provisions of FAS 123R, as clarified by SAB 107, and expects the adoption of FAS 123R to incrementally increase compensation expense by approximately $2.6 million during fiscal year 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

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

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46(R).” FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The guidance of FSP FIN 46(R)-5 is effective for the reporting period beginning after March 3, 2005 (i.e., the beginning of the Company’s fiscal fourth quarter). The Company is currently evaluating the impact of FSP FIN 46(R)-5, but does not believe it will have a material impact on its Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

In March 2005, the FASB also issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for no later than the end of fiscal years ending after December 15, 2005 (i.e., the end of the Company’s fiscal year 2006). The Company does not expect the adoption of FIN 47 to have a material effect on its Consolidated Financial Statements.

2.	RESTATEMENT OF FINANCIAL STATEMENTS:

During its current fiscal quarter ending March 31, 2005, the Company became aware that a number of retailers and restaurant operators had disclosed in their filings with the SEC that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, the Company conducted a review of its lease accounting policies and practices.

In its lease accounting review, the Company examined its real estate leases to determine the appropriate lease term for each lease under GAAP. Typically, the Company’s operating leases do not require rental payments to begin until the salon is opened. The leased space is sometimes made available to the Company prior to the commencement of salon operations in order to allow time for installing normal leasehold improvements and equipment necessary to operate a salon. The Company historically began to recognize rental expense on a straight-line basis at the earlier of the commencement of operations or the commencement of rental payments. However, the Company did not previously include the rent holiday period in its straight-line rent calculation. A rent holiday is considered to be any period where the lessee has the right to control the use of the leased property but no rental payments are required under the lease during that period. FASB Technical Bulletin (FTB) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires rent holiday periods in an operating lease to be recognized by the lessee on a straight-line basis over the lease term, which includes any rent holiday period.

Based on the review of the Company’s accounting for operating leases, the Company concluded that its previously reported rent expense amounts needed to be restated to reflect rent holidays on a straight-line basis over the appropriately defined lease term. This correction generally results in an increase of the total amount of rent expense recorded each fiscal year, with a corresponding adjustment to the deferred rent liability (within other noncurrent liabilities on the Condensed Consolidated Balance Sheet). The adjustment to lease expense is tax effected, which causes adjustments to income tax expense within the Condensed Consolidated Statement of Operations, as well as deferred income taxes (within other noncurrent liabilities) in the Condensed Consolidated Balance Sheet.

The Company restated its previously issued financial statements, including those in the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and will restate those in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004 as soon as reasonably practicable. The restatement did not have any effect on the Company’s previously reported consolidated revenues or cash flow from operations. Following is a summary of the effects of the lease accounting corrections on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2004:

		Condensed Consolidated Statement of Operations
		For the Periods Ended March 31, 2004
	Three Months			Nine Months
	As Previously		As	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Rent	$66,394	$382	$66,776	$194,212	$1,184	$195,396
Operating income	43,994	(382)	43,612	134,408	(1,184)	133,224
Income before income taxes	39,622	(382)	39,240	122,488	(1,184)	121,304
Income taxes	(14,068)	71	(13,997)	(44,314)	438	(43,876)
Net income	25,554	(311)	25,243	78,174	(746)	77,428
Net income per share – basic	$0.58	$(0.01)	$0.57	$1.78	$(0.02)	$1.76
Net income per share – diluted	$0.55	$(0.01)	$0.54	$1.70	$(0.02)	$1.68

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Following is a summary of the effects of the lease accounting corrections on the Company’s Consolidated Balance Sheet as of June 30, 2004:

	Consolidated Balance Sheet
	As of June 30, 2004
	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated
Other noncurrent liabilities	$100,322	$5,541	$105,863
Total liabilities	584,298	5,541	589,839
Accumulated other comprehensive income	40,642	(27)	40,615
Retained earnings	424,501	(5,514)	418,987
Total shareholders’ equity	687,561	(5,541)	682,020

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the nine months ended March 31, 2005 was due to the following:

(Dollars in thousands)	Increase (Decrease)
Exercise of stock options	$14,668
Tax benefit realized upon exercise of stock options	8,167
Shares issued in connection with acquisitions	4,996
Stock option compensation	646
Franchise stock incentive program	250
Stock repurchase plan	(11,468)

$17,259

Comprehensive Income

Components of comprehensive income (loss) for the Company include net income (loss), changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap and foreign currency gains or losses on intercompany notes designated as long-term in nature, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income (loss) for the three and nine months ended March 31, 2005 and 2004 were as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2005	2004	2005	2004
		(as restated,		(as restated,
(Dollars in thousands)		see Note 2)		see Note 2)
Net (loss) income	$(16,550)	$25,243	$35,126	$77,428
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	757	26	780	132
Change in cumulative foreign currency translation, net of taxes	(7,470)	2,813	14,334	16,594

Total comprehensive (loss) income	$(23,263)	$28,082	$50,240	$94,154

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

4.	NET INCOME PER SHARE:

Common stock equivalent shares are excluded from the calculation of diluted earnings/loss per share if the effect of including the common stock equivalent shares is anti-dilutive. The Company had a net loss for the third quarter of fiscal year 2005; therefore, none of the options outstanding during that time period (consisting of stock options covering 1,893,935 shares, as well as 80,733 contingent shares issuable under contingent stock agreements) were included in the computation of diluted loss per share, as they were anti-dilutive. For the nine months ended March 31, 2005, stock options covering 308,567 shares were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive. There were no anti-dilutive shares during the three and nine months ended March 31, 2004.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2005	2004	2005	2004
Weighted average shares for basic (loss) earnings per share	44,769,630	44,241,135	44,537,910	43,920,207
Effect of dilutive securities:
Dilutive effect of stock-based compensation	—	2,126,090	1,784,670	2,092,267
Contingent shares issuable under contingent stock agreements (see Note 7)	—	—	70,544	23,429

Weighted average shares for diluted (loss) earnings per share	44,769,630	46,367,225	46,393,124	46,035,903

5.	SEGMENT INFORMATION:

The Company operates or franchises 8,688 North American salons (located in the United States, Canada and Puerto Rico), 2,010 international salons and 19 beauty schools. Additionally, the Company operates or franchises 90 hair restoration centers (41 company-owned and 49 franchise locations), stemming from its purchase of Hair Club for Men and Women during December 2004. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s newly acquired hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate segments. In the prior fiscal year, the Company reported two segments: North American and international operations. Salons and beauty schools were included within each of these segments due to the way in which the Company managed its business at that time. Management began reviewing the operations of the beauty schools separately from the salon operations during fiscal year 2005 in anticipation of further expansion into the beauty school business. Further, the acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional segment (hair restoration centers). Segment information for the third quarter and first nine months of fiscal year 2004 has been reclassified to conform to the current year presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended March 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$319,176	$32,383	$9,486	$7,636	$—	$368,681
Product	138,936	12,903	672	16,173	—	168,684
Royalties and fees	9,798	8,971	—	1,130	—	19,899

	467,910	54,257	10,158	24,939	—	557,264

Operating expenses:
Cost of service	185,724	17,963	3,396	4,824	—	211,907
Cost of product	73,663	8,225	491	4,737	—	87,116
Site operating expenses	41,539	2,380	912	1,436	—	46,267
General and administrative	25,176	10,851	1,484	5,019	26,297	68,827
Rent	66,267	10,085	761	1,298	167	78,578
Depreciation and amortization	17,608	2,072	360	2,172	2,692	24,904
Goodwill impairment	—	38,319	—	—	—	38,319

Total operating expenses	409,977	89,895	7,404	19,486	29,156	555,918

Operating income (loss)	57,933	(35,638)	2,754	5,453	(29,156)	1,346

Other income (expense):
Interest	—	—	—	—	(7,027)	(7,027)
Other, net	—	—	—	—	467	467

Income (loss) before income taxes	$57,933	$(35,638)	$2,754	$5,453	$(35,716)	$(5,214)

	For the Three Months Ended March 31, 2004 (restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$284,529	$30,122	$3,646	$—	$—	$318,297
Product	133,157	11,306	218	—	—	144,681
Royalties and fees	10,242	8,153	—	—	—	18,395

	427,928	49,581	3,864	—	—	481,373

Operating expenses:
Cost of service	164,707	15,996	1,096	—	—	181,799
Cost of product	67,961	7,374	127	—	—	75,462
Site operating expenses	39,756	2,010	215	—	—	41,981
General and administrative	22,185	9,736	356	—	20,902	53,179
Rent	57,242	9,123	284	—	127	66,776
Depreciation and amortization	14,664	1,652	94	—	2,154	18,564

Total operating expenses	366,515	45,891	2,172	—	23,183	437,761

Operating income	61,413	3,690	1,692	—	(23,183)	43,612

Other income (expense):
Interest	—	—	—	—	(4,824)	(4,824)
Other, net	—	—	—	—	452	452

Income before income taxes	$61,413	$3,690	$1,692	$—	$(27,555)	$39,240

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	For the Nine Months Ended March 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$930,587	$98,136	$22,644	$13,896	$—	$1,065,263
Product	421,128	36,652	1,602	17,670	—	477,052
Royalties and fees	29,941	26,804	—	1,758	—	58,503

	1,381,656	161,592	24,246	33,324	—	1,600,818

Operating expenses:
Cost of service	540,763	52,464	7,530	7,340	—	608,097
Cost of product	219,195	23,267	1,105	5,525	—	249,092
Site operating expenses	122,805	6,894	2,704	1,916	—	134,319
General and administrative	74,589	30,117	3,813	6,837	75,277	190,633
Rent	193,922	28,213	1,890	1,808	370	226,203
Depreciation and amortization	48,503	5,560	831	2,880	7,690	65,464
Goodwill impairment	—	38,319	—	—	—	38,319

Total operating expenses	1,199,777	184,834	17,873	26,306	83,337	1,512,127

Operating income	181,879	(23,242)	6,373	7,018	(83,337)	88,691

Other income (expense):
Interest	—	—	—	—	(16,802)	(16,802)
Other, net	—	—	—	—	2,168	2,168

Income before income taxes	$181,879	$(23,242)	$6,373	$7,018	$(97,971)	$74,057

	For the Nine Months Ended March 31, 2004 (restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$832,117	$85,654	$10,108	$—	$—	$927,879
Product	400,222	31,055	506	—	—	431,783
Royalties and fees	31,060	23,824	—	—	—	54,884

	1,263,399	140,533	10,614	—	—	1,414,546

Operating expenses:
Cost of service	476,652	43,811	3,189	—	—	523,652
Cost of product	205,851	20,517	309	—	—	226,677
Site operating expenses	113,064	5,506	1,112	—	—	119,682
General and administrative	67,116	26,616	917	—	66,403	161,052
Rent	168,639	25,623	780	—	354	195,396
Depreciation and amortization	42,998	5,105	207	—	6,553	54,863

Total operating expenses	1,074,320	127,178	6,514	—	73,310	1,281,322

Operating income	189,079	13,355	4,100	—	(73,310)	133,224

Other income (expense):
Interest	—	—	—	—	(13,043)	(13,043)
Other, net	—	—	—	—	1,123	1,123

Income before income taxes	$189,079	$13,355	$4,100	$—	$(85,230)	$121,304

	Total Assets
	March 31, 2005	June 30, 2004
(Dollars in thousands)		(restated, see Note 2)
North American salons	$903,287	$782,915
International salons	190,012	198,679
Beauty schools	63,931	38,665
Hair restoration centers	279,998	—
Unallocated corporate	263,900	251,600

Consolidated	$1,701,128	$1,271,859

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

6.	GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of March 31, 2005 and June 30, 2004. Certain intangible assets are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment. Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the nine months ended March 31, 2005 was as follows:

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated
Balance at June 30, 2004	$370,347	$68,681	$18,112	$—	$457,140
Goodwill acquired	60,514	1,341	10,711	132,172	204,738
Impairment	—	(38,319)	—	—	(38,319)
Translation rate adjustments	3,234	3,494	107	—	6,835

Balance at March 31, 2005	$434,095	$35,197	$28,930	$132,172	$630,394

The table below presents other intangible assets as of March 31, 2005 and June 30, 2004:

	March 31, 2005			June 30, 2004
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$110,508	$(3,491)	$107,017	$37,379	$(2,104)	$35,275
Customer list	46,800	(1,560)	45,240	—	—	—
Franchise agreements	24,915	(4,347)	20,568	16,513	(3,413)	13,100
Product license agreements	16,300	(1,620)	14,680	15,338	(1,144)	14,194
School-related licenses	7,100	(75)	7,025	4,700	(8)	4,692
Non-compete agreements	650	(560)	90	600	(460)	140
Other	17,584	(1,919)	15,665	12,902	(1,129)	11,773

	$223,857	$(13,572)	$210,285	$87,432	$(8,258)	$79,174

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

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Trade names	42
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	50
Non-compete agreements	6
Other	20

Total	30

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Total amortization expense related to amortizable intangible assets was approximately $2.7 and $0.7 million during the three months ended March 31, 2005 and 2004, respectively, and $4.9 and $2.1 million during the nine months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2006	$10,509
2007	10,506
2008	10,476
2009	10,434
2010	10,397

7.	ACQUISITIONS:

During the nine months ended March 31, 2005 and 2004, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations, with the exception of Hair Club for Men and Women. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2005 and 2004, and the allocation of the purchase prices, were as follows:

	Nine Months Ended
	March 31,
(Dollars in thousands)	2005	2004
Components of aggregate purchase prices:
Cash	$303,551	$52,494
Stock	5,000	—
Liabilities assumed or payable	—	1,592

	$308,551	$54,086

Allocation of the purchase price:
Net tangible assets acquired, excluding deferred income taxes	$20,972	$8,531
Identifiable intangible assets	131,728	3,425
Goodwill	204,738	42,130
Deferred income tax liability	(48,887)	—

	$308,551	$54,086

In a limited number of acquisitions, the Company has guaranteed that stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the March 31, 2005 market price, the Company would be required to provide an additional 111,533 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired March 31, 2005. These contingently issuable shares have been included in the calculation of diluted earnings per share for the nine months ended March 31, 2005, but were excluded from the calculation for the third quarter, as they were anti-dilutive.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists (driven by word-of-mouth referrals), service quality and price point competitiveness. These attributes represent the “going concern” value of the salon. While the value of the acquired customer base is the primary driver of any potential acquisition’s cash flows (which determines the purchase price), it is neither known nor identifiable at the time of the acquisition. The cash flow history of a salon primarily results from repeat walk-in customers driven by the existing personal relationship between the customer and the stylist(s). Under FAS No. 141, “Business Combinations,” a customer base does not meet the criteria for recognition apart from goodwill. As such, this portion of the purchase price is captured within goodwill and should not be attributed to any other contractual arrangement. Because we are acquiring the “going concern” value of the salon, driven primarily by the manner in which the salon has been operated and the existing walk-in customer base’s relationship with the stylist(s), the value being acquired is subsumed into goodwill in accordance with FAS No. 141.

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club (discussed below), is generally not deductible for tax purposes due to the acquisition structure of the transaction.

In December 2004, the Company purchased Hair Club for Men and Women (Hair Club) for approximately $210 million, financed with debt. Hair Club offers a comprehensive menu of hair restoration solutions ranging from Extreme Hair Therapy™ to the non-surgical Bio-Matrix® Process and the latest advancements in hair transplantation, based on an analysis of what is best for each customer’s situation. This industry is comprised of approximately 4,000 locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition, as well as cross-marketing of the Company’s products and services. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon nor dilutive to our existing salon and school businesses.

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 5 in the “hair restoration centers” segment. Unaudited pro forma summary information is presented below for the nine months ended March 31, 2005 and the three and nine months ended March 31, 2004, assuming the acquisition of Hair Club had occurred on July 1, 2003 (i.e., the first day of fiscal year 2004). Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2004, and is not intended to be a projection of future results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

For the Three Months Ended, March 31,

	2004
	Actual	ProForma
	(as restated,
(Dollars in thousands)	see Note 2)

Revenue	$481,373	$504,225
Net Income	$25,243	$24,824
Diluted EPS	$0.54	$0.53

For the Nine Months Ended, March 31,

	2005		2004
			Actual
			(as restated,
(Dollars in thousands)	Actual	ProForma	see Note 2)	ProForma

Revenue	$1,600,818	$1,649,814	$1,414,546	$1,481,173
Net Income	$35,126	$35,033	$77,428	$76,352
Diluted EPS	$0.76	$0.76	$1.68	$1.66

Note: There were no extraordinary items, changes in accounting principles, or material nonrecurring items included in the pro forma amounts above.

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers. The management fees included in the pro forma results above totaled approximately $0.3 million for the quarter ended March 31, 2004 and and $0.6 and $3.2 million for the nine months ended March 31, 2005 and 2004, respectively.

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

Additionally, President Bush signed into law the American Jobs Creation Act of 2004 (Act) on October 22, 2004. The Act creates, among other things, a temporary incentive for United States (U.S.) multinational companies to repatriate accumulated income earned outside the U.S. at an effective U.S. income tax rate as low as 5.25 percent as long as the repatriated income is invested in the U. S. pursuant to a plan. On January 13, 2005, the Internal Revenue Service issued its guidelines for applying the repatriation provisions of the Act, including guidance on qualifying dividends and qualifying reinvestment plans. The Company has completed a preliminary evaluation of the repatriation provisions and Treasury guidance and has determined that there is no advantage to electing repatriation under the Act. However, no final decisions or plans regarding the repatriation of monies have been made to date.

The three and nine month income tax rate was adversely affected by the goodwill impairment write-down which is not deductible for tax purposes. Under the accounting rules, this is considered a discrete event, the effects of which are fully recognized in the period in which the event is recognized. Exclusive of the write-down, the tax rate for the three month and nine month periods ended March 31, 2005 was 34.2% and 34.6% respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

9.	SUBSEQUENT EVENT:

Financing Activities

On April 7, 2005, the Company entered into an amendment and restatement of its existing revolving credit facility, as well as a new private placement debt agreement and an amendment to an existing note purchase agreement. The Company also borrowed $200.0 million under the new private placement agreement. Each of these events is discussed below.

Revolving Credit Facility

On April 7, 2005 the Company entered into an amendment and restatement of its existing revolving credit facility with a syndicate of eight banks. Among other changes, this amendment and restatement increased the borrowing capacity under the facility from $250.0 million to $350.0 million, extended the facility’s expiration date to April of 2010, reduced the spread charged for certain borrowings under the facility, and modified certain financial covenants.

As so amended, the credit agreement includes financial covenants and other customary terms and conditions for credit facilities of this type. The maturity date for the facility may be accelerated upon the occurrence of various Events of Default, including breaches of the credit agreement, certain cross-default situations, certain bankruptcy-related situations, and other customary events of default for a facility of this type. The interest rates under the facility vary and are based on a bank’s reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio for the Company determined by a formula tied to the Company’s debt and its adjusted income.

Private Placement Debt

Also on April 7, 2005, the Company issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as floating rate debt and is priced at 0.52 percent over LIBOR. As for the $100 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as floating rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

The Master Note Purchase Agreement includes financial covenants and other customary terms and conditions for debt of this type. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy-related situations, and other customary events of default for debt of this type.

Amendment to existing Note Purchase Agreement

In anticipation of its new Master Note Purchase Agreement discussed above, the Company entered into a First Amendment to Note Purchase Agreement with respect to an existing Note Purchase Agreement dated as of March 1, 2002 (filed as Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002). The Company closed on the amendment on April 7, 2005. The amendment modified certain financial covenants so that they would be more consistent with the financial covenants in the new Master Note Purchase Agreement.

Stock Repurchase Program

On May 5, 2005, the Company’s Board of Directors approved an increase in the Company’s common stock repurchase program from the previously authorized $100.0 million to $200.0 million. Under the previous authorization , the Company repurchased approximately $65.0 million of common stock.

Operating Lease Agreement

On May 2, 2005, the Company entered into an operating lease agreement with France Edina, Property, LLC for a 102,448 square foot building, located at 4401 West 76th Street in Edina, Minnesota. The Company will begin to recognize rent expense related to this property upon the date that it obtains the legal right to use and control the property. The original lease term ends on May 30, 2015 and the aggregate amount of lease payments to be made over the original lease term are approximately $9.7 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2005 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2005 and 2004 and of cash flows for the nine month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 24, 2004, except for Note 2, as to which the date is May 9, 2005, which contained explanatory paragraphs indicating (i) the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003 and (ii) the company restated its financial statements as of June 30, 2004 and 2003 and for the three years then ended to account for rent holidays on a straight-line basis, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2004, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the company restated its prior year financial statements for the three and nine month periods ended March 31, 2004.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
May 9, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

During our current fiscal quarter ending March 31, 2005, we became aware that a number of retailers and restaurant operators had disclosed in their filings with the SEC that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, we conducted a review of our lease accounting policies and practices.

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

Based on the review of our accounting for operating leases, we have restated our previously issued financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, and will restate those in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004 as soon as reasonably practicable. We filed a Form 10-K/A with restated Consolidated Financial Statements, and will file a Form 10-Q/A for each of these interim reporting periods with restated Condensed Consolidated Financial Information.

See Note 2 to the Condensed Consolidated Financial Statements for a summary of the effect of this change on our Condensed Consolidated Balance Sheet as of June 30, 2004 and the Condensed Consolidated Statement of Operations for the three and nine month periods ended March 31, 2004.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the beauty industry’s global leader in beauty salons, hair restoration centers and education. As of March 31, 2005, our worldwide operations included 10,698 system-wide North American and international salons, 90 hair restoration centers and 19 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 8,688 salons, including 2,291 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,010 salons, including 1,589 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 41 corporate and 49 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 15 locations in the United States and four locations in the United Kingdom. During the third quarter of fiscal year 2005, we had an average of approximately 52,000 corporate employees worldwide.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2004, we completed over 300 acquisitions, adding a net of approximately 7,000 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2004 Annual Report on Form 10-K/A, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2004 Annual Report on Form 10-K/A. Below is an addition to our critical accounting policies disclosure as of June 30, 2004.

Goodwill

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. According to our accounting policy, an annual review is performed in the third quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed organic growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. We generally consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill naturally resides.

During the quarter ending March 31, 2005, we reduced our expectations for the European business based on recent growth trends. Based on the results of our third quarter fiscal year 2005 goodwill impairment testing, which factored in these revised growth trend expectations, we wrote down the carrying value of the European business to reflect its estimated fair value. As a result, we recorded a pre-tax, non-cash charge of $38.3 million during the third quarter. Two of the most significant assumptions underlying the determination of fair value of goodwill are discount rates and tax rates. In connection with the measurement we performed during the third quarter, a 100 basis point increase in the discount rate we used would have resulted in an impairment charge of approximately $42.1 million instead of $38.3 million, while a 100 basis point decrease in the discount rate would have resulted in an impairment charge of approximately $34.5 million. Additionally, a five percent increase in the tax rate we used would have resulted in an impairment charge of approximately $40.3 million instead of $38.3 million, while a five percent decrease in the tax rate would have resulted in an impairment charge of approximately $37.3 million.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2005	2004	2005	2004
		(as restated,		(as restated,
		see Note 2)		see Note 2)
Service revenues	66.1%	66.1%	66.5%	65.6%
Product revenues	30.3	30.1	29.8	30.5
Franchise royalties and fees	3.6	3.8	3.7	3.9

Operating expenses:
Cost of service (1)	57.5	57.1	57.1	56.4
Cost of product (2)	51.6	52.2	52.2	52.5
Site operating expenses	8.3	8.7	8.4	8.5
General and administrative	12.4	11.0	11.9	11.4
Rent	14.1	13.9	14.1	13.8
Depreciation and amortization	4.5	3.9	4.1	3.9
Goodwill impairment	6.9	—	2.4	—

Operating income	0.2	9.1	5.5	9.4
(Loss) income before income taxes	(0.9)	8.2	4.6	8.6
Net (loss) income	(3.0)	5.2	2.2	5.5

(1)	Computed as a percent of service revenues.

(2)	Computed as a percent of product revenues.

Consolidated Revenues

Consolidated revenues include revenues of company-owned salons, product and equipment sales to franchisees, beauty school revenues, hair restoration center revenues, and franchise royalties and fees. During the third quarter and first nine months of fiscal year 2005, consolidated revenues increased 15.8 percent to $557.3 million and 13.2 percent to $1.6 billion, respectively, as compared to the corresponding periods of the prior fiscal year. The following table details our consolidated revenues by concept:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2005	2004	2005	2004

Revenues:
North American salons:
Regis Salons	$118,461	$120,867	$353,788	$357,553
MasterCuts	43,220	43,630	129,742	130,847
Trade Secret*	59,667	58,867	190,259	182,859
SmartStyle	91,011	77,344	257,694	215,755
Strip Center Salons*	155,551	127,220	450,173	376,385

Total North American Salons	467,910	427,928	1,381,656	1,263,399

International salons*	54,257	49,581	161,592	140,533
Beauty schools	10,158	3,864	24,246	10,614
Hair restoration centers*	24,939	—	33,324	—

Consolidated revenues	$557,264	$481,373	$1,600,818	$1,414,546

Percent change from prior year	15.8%	14.0%	13.2%	14.4%

Same-store sales increase	1.4%	2.8%	0.9%	2.7%

*	Includes aggregate franchise royalties and fees of $19.9 and $18.4 million for the three months ended March 31, 2005 and 2004, respectively, and $58.5 and $54.9 million for the nine months ended March 31, 2005 and 2004, respectively. North American franchise revenues (including franchise revenues from hair restoration centers) represented 54.9 and 55.7 percent of total franchise revenues in the three months ended March 31, 2005 and 2004, respectively, and 54.2 and 56.6 percent of total franchise revenues in the nine months ended March 31, 2005 and 2004, respectively.

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

The 15.8 and 13.2 percent increases in consolidated revenues during the three and nine months ended March 31, 2005, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2005
	Three Months	Nine Months
Acquisitions (previous twelve months)	12.0%	8.3%
Organic growth	3.6	4.3
Foreign currency	0.8	1.2
Franchise revenues	—	—
Closed salons	(0.6)	(0.6)

	15.8%	13.2%

We acquired 563 company-owned salons (including 129 franchise salon buybacks), 90 company-owned hair restoration centers and 14 company-owned beauty schools during the twelve months ended March 31, 2005. The organic growth stemmed from the construction of 510 company-owned salons during the twelve months ended March 31, 2005, as well as consolidated same-store sales increases. During the third quarter and first nine months of fiscal year 2005, the foreign currency impact was driven by the further weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. For the three and nine months ended March 31, 2005 and 2004, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2005	$368,681	$50,384	15.8%
2004	318,297	36,525	13.0
Nine Months
2005	$1,065,263	$137,384	14.8%
2004	927,879	112,343	13.8

The growth in service revenues in the third quarter and first nine months of fiscal year 2005 were driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth). Salon service revenues for the quarter and nine months ended March 31, 2005 were positively impacted by the shift in Easter from the fourth quarter of the prior fiscal year to the third quarter of the current fiscal year.

Product Revenues. Product revenues are primarily comprised of retail sales at company-owned salons, sales of product and equipment to franchisees, and retail product sales made by our beauty schools and hair restoration centers. Total product revenues for the three and nine months ended March 31, 2005 and 2004 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2005	$168,684	$24,003	16.6%
2004	144,681	21,314	17.3
Nine Months
2005	$477,052	$45,269	10.5%
2004	431,783	62,596	17.0

Fiscal year 2005 product revenue percentage increases were not as robust as in the corresponding periods of the prior fiscal year primarily due to lower same-store product sales increases in our company-owned salons. The large increase in same-store product sales during fiscal year 2004 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons.

Franchise Royalties and Fees. Total franchise revenues, which include royalties and franchise fees, were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2005	$19,899	$1,504	8.2%
2004	18,395	1,219	7.1
Nine Months
2005	$58,503	$3,619	6.6%
2004	54,884	3,310	6.4

Total franchise locations open at March 31, 2005 and 2004 were 3,929 (including 49 franchise hair restoration centers) and 3,900, respectively. We purchased 129 of our franchise salons during the twelve months ended March 31, 2005, which drove the overall decrease in the number of franchise salons between periods.

The increase in consolidated franchise revenues during the three and nine months ended March 31, 2005 was primarily due to favorable foreign currency exchange rate fluctuations, which caused franchise revenues to increase 2.9 and 3.8 percent, respectively. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues increased 5.3 and 2.8 percent in the quarter and nine months ended March 31, 2005, respectively. These increases were primarily due to opening more new international franchise salons during the first nine months of fiscal year 2005 as compared to the first nine months of the prior fiscal year, as well as the acquisition of 49 franchise hair restoration centers.

Gross Margin

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three and nine months ended March 31, 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of
Periods Ended	Total	Service and Product	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$238,342	44.4%	$32,625	15.9%	—
2004	205,717	44.4	23,409	12.8	(60)
Nine Months
2005	$685,126	44.4	$75,793	12.4%	(40)
2004	609,333	44.8	73,444	13.7	(40)

*	Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin. Service margin for the third quarter and first nine months of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Service	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$156,774	42.5	$20,276	14.9%	(40)
2004	136,498	42.9	13,822	11.3	(60)
Nine Months
2005	$457,166	42.9	$52,939	13.1%	(70)
2004	404,227	43.6	48,098	13.5	(10)

*	Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margins during the three and nine months ended March 31, 2005 was primarily related to increased salon payroll costs in the United Kingdom salons, as well as higher salon supply costs during the third quarter. Additionally, certain of our domestic salons experienced increased heath insurance costs.

Product Margin. Product margin for the third quarter and first nine months of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Product	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$81,568	48.4	$12,349	17.8%	60
2004	69,219	47.8	9,587	16.1	(50)
Nine Months
2005	$227,960	47.8	$22,854	11.1%	30
2004	205,106	47.5	25,346	14.1	(120)

*	Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in product margins for the third quarter and first nine months of fiscal year 2005 was due to the impact of product sales in the hair restoration centers, which have higher product margins than our salon business. This favorable impact was softened by an upward adjustment to the usage percentage to reflect current trends towards the sale of higher-priced products and an increase to our slow-moving product reserve in response to changing product lines.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the third quarter and first nine months of fiscal year 2005 and 2004 were as follows:

(Dollars in thousands)		Expense as %
Periods Ended	Site	of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Operating	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$46,267	8.3	$4,286	10.2%	(40)
2004	41,981	8.7	6,275	17.6	20
Nine Months
2005	$134,319	8.4	$14,637	12.2%	(10)
2004	119,682	8.5	14,186	13.4	—

*	Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses during the quarter and nine months ended March 31, 2005 was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of revenue. Additionally, advertising expenses were higher in the third quarter of the prior year stemming from the timing of a direct mail campaign.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. During the three and nine months ended March 31, 2005 and 2004, G&A costs were as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	G&A	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$68,827	12.4%	$15,648	29.4%	140
2004	53,179	11.0	4,084	8.3	(60)
Nine Months
2005	$190,633	11.9	$29,581	18.4%	50
2004	161,052	11.4	15,950	11.0	(30)

*	Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in G&A costs as a percent of total revenues during the third quarter and first nine months of fiscal year 2005 was primarily due to increased professional fees related to the June 30, 2005 Sarbanes-Oxley 404 compliance effort and legal fees related to the Fair Labor Standards Act. Health insurance costs also increased throughout fiscal year 2005, as well as increased costs due to a new AS/400 computer operating lease. In addition, the hair restoration centers have slightly higher G&A costs as a percent of revenues due to the marketing-intensive nature of that business.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Rent	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$78,578	14.1%	$11,802	17.7%	20
2004 (as restated, see Note 2)	66,776	13.9	6,928	11.6	(30)
Nine Months
2005	$226,203	14.1	$30,807	15.8%	30
2004 (as restated, see Note 2)	195,396	13.8	23,686	13.8	(10)

*	Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year (as restated, see Note 2).

The increase in this fixed-cost expense as a percent of total revenues was primarily due to rent increasing at a faster rate than salon same-store sales during the third quarter and first nine months of fiscal year 2005.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2005 and 2004 was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	D&A	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$24,904	4.5%	$6,340	34.2%	60
2004	18,564	3.9	1,815	10.8	(10)
Nine Months
2005	$65,464	4.1	$10,601	19.3%	20
2004	54,863	3.9	6,217	12.8	—

*	Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in this expense category as a percent of total revenues was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during the second quarter of the current fiscal year.

Interest

Interest expense was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Interest	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$7,027	1.3%	$2,203	45.7%	30
2004	4,824	1.0	(356)	(6.9)	(20)
Nine Months
2005	$16,802	1.0	3,759	28.8%	10
2004	13,043	0.9	(2,661)	(16.9)	(40)

*	Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the third quarter and first nine months of fiscal year 2005 was primarily due to an increase in our debt level stemming from our current year acquisition activity, including the hair restoration centers and additional beauty schools.

Income Taxes

Our reported effective tax rate was as follows:

Periods Ended	Effective	Basis Point
March 31,	Rate	Improvement (Decline)
Three Months
2005	217.4%	(18,170)
2004 (as restated, see Note 2)	35.7	170
Nine Months
2005	52.6%	(1,640)
2004 (as restated, see Note 2)	36.2	120

The increase in our overall effective tax rate for the three and nine months ended March 31, 2005 was solely related to the goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes. Excluding the impact of the goodwill impairment charge, our effective tax rate improved by 150 and 160 basis points during the three and nine months ended March 31, 2005, respectively, primarily due to the reinstated Work Opportunity Credit during fiscal year 2005 (see Note 8 to the Condensed Consolidated Financial Statements) and an increase in the mix of earnings from our international salons.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Condensed Consolidated Financial Statements.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In the third quarter and first nine months of fiscal year 2005, foreign currency translation had a positive impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

Three Months Ended		Currency	Constant	Reported	Constant Currency
March 31, 2005	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$467,910	$1,503	$466,407	9.3%	9.0%
International salons	54,257	1,961	52,296	9.4	5.5
Beauty schools	10,158	91	10,067	162.9	160.5
Hair restoration centers	24,939	—	24,939	100.0	100.0

Total	$557,264	$3,555	$553,709	15.8%	15.0%

(Loss) income before income taxes:
North American salons	$57,933	$150	$57,783	(5.7)%	(5.9)%
International salons	(35,638)	(2,734)	(32,904)	(1,065.8)	(991.7)
Beauty schools	2,754	36	2,718	62.8	60.7
Hair restoration centers	5,453	—	5,453	100.0	100.0
Corporate**	(35,716)	(6)	(35,710)	29.6	29.6

Total	$(5,214)	$(2,554)	$(2,660)	(113.3)%	(106.8)%

Nine Months Ended		Currency	Constant	Reported	Constant Currency
March 31, 2005	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$1,381,656	$4,205	$1,377,451	9.4%	9.0%
International salons	161,592	11,900	149,692	15.0	6.5
Beauty schools	24,246	562	23,684	128.4	123.1
Hair restoration centers	33,324	—	33,324	100.0	100.0

Total	$1,600,818	$16,667	$1,584,151	13.2%	12.0%

Income before income taxes:
North American salons	$181,879	$520	$181,359	(3.8)%	(4.1)%
International salons	(23,242)	(1,610)	(21,632)	(274.0)	(262.0)
Beauty schools	6,373	196	6,177	55.4	50.7
Hair restoration centers	7,018	—	7,018	100.0	100.0
Corporate**	(97,971)	(16)	(97,955)	15.0	14.9

Total	$74,057	$(910)	$74,967	(38.9)%	(38.2)%

*	represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year

**	primarily general and administrative, corporate depreciation and amortization, and net interest expense

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended March 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2005	$467,910	$39,982	9.3%	1.5%
2004	427,928	50,997	13.5	2.5
Nine Months
2005	$1,381,656	$118,257	9.4%	0.8%
2004	1,263,399	148,691	13.3	2.4

The percentage increases during the three and nine months ended March 31, 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2005
	Three Months	Nine Months
Acquisitions (previous twelve months)	6.6%	5.8%
Organic growth	2.9	3.7
Foreign currency	0.3	0.4
Franchise revenues	(0.1)	(0.1)
Closed salons	(0.4)	(0.4)

	9.3%	9.4%

We acquired 546 company-owned North American salons during the twelve months ended March 31, 2005, including 129 franchise buybacks. The organic growth stemmed primarily from the construction of 490 company-owned salons in North America during the twelve months ended March 31, 2005. The foreign currency impact during the third quarter and first nine months of fiscal year 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates

North American Salon Operating Income. Operating income for the North American salons for the third quarter and first nine months of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$57,933	12.4%	$(3,480)	(5.7)%	(200)
2004	61,413	14.4	11,640	23.4	120
Nine Months
2005	$181,879	13.2%	$(7,200)	(3.8)%	(180)
2004	189,079	15.0	29,598	18.6	70

*	Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in North American salon operating income during the three and nine months ended March 31, 2005 was primarily related to decreased margins stemming from an upward adjustment to the usage percentage to reflect current trends towards the sale of higher-priced products and an increase to our slow-moving product reserve in response to changing product lines. Additionally, increased salon supply costs and an adjustment to the weighted average cost associated with our private label product line negatively impacted our product margins in the North American salons. Further, increased health care costs had a negative impact on North American operating income.

International Salons

International Salon Revenues. Total international salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended March 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2005	$54,257	$4,676	9.4%	0.4%
2004	49,581	5,615	12.8	5.7
Nine Months
2005	$161,592	$21,059	15.0%	2.9%
2004	140,533	20,870	17.4	5.6

The percentage increases during the three and nine months ended March 31, 2005 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 2005
	Three Months	Nine Months
Acquisitions (previous twelve months)	2.2%	1.6%
Organic growth	5.2	7.4
Foreign currency	3.9	8.5
Franchise revenues	0.7	0.8
Closed salons	(2.6)	(3.3)

	9.4%	15.0%

We acquired 17 company-owned international salons during the twelve months ended March 31, 2005. The organic growth stemmed from the construction of 20 company-owned international salons during the twelve months ended March 31, 2005, as well as international same-store sales increases. The foreign currency impact during the third quarter and first nine months of fiscal years 2005 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income (Loss). Operating income (loss) for the international salons for the third quarter and first nine months of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income (Loss) as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income (Loss)	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$(35,638)	(65.7)%	$(39,328)	(1,065.8)%	(7,310)
2004	3,690	7.4	(1,374)	(27.1)	(410)
Nine Months
2005	$(23,242)	(14.4)%	$(36,597)	(274.0)%	(2,390)
2004	13,355	9.5	(3,104)	(18.9)	(430)

*	Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in International salon operating income during the three and nine months ended March 31, 2005 was primarily due to the goodwill impairment charge of $38.3 million during the third quarter of the current fiscal year. Two factors that lead to the impairment charge include a continuing trend toward longer hair styles and slower than expected growth of the European economy. See the Critical Accounting Policies section for further discussion. In addition to the impairment, slightly higher payroll costs also had a negative impact on operating income in the U.K. salons.

Beauty Schools

Beauty School Revenues. Total beauty schools revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2005	$10,158	$6,294	162.9%
2004	3,864	2,446	172.5
Nine Months
2005	$24,246	$13,632	128.4%
2004	10,614	8,688	451.1

The percentage increases during the three and nine months ended March 31, 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31, 20045
	Three Months	Nine Months
Acquisitions (previous twelve months)	85.2%	90.2%
Organic growth	75.3	32.9
Foreign currency	2.4	5.3

	162.9%	128.4%

We acquired 14 beauty schools during the twelve months ended March 31, 2005. The foreign currency impact during the third quarter and first nine months of fiscal years 2005 was driven by the weakening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income. Operating income for our beauty schools for the third quarter and first nine months of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$2,754	27.1%	$1,062	62.8%	(1,670)
2004	1,692	43.8	1,301	332.7	1,620
Nine Months
2005	$6,373	26.3%	$2,273	55.4%	(1,230)
2004	4,100	38.6	3,531	620.6	910

*	Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We have since expanded by acquiring six beauty schools during the fourth quarter of the prior fiscal year (i.e., fiscal year 2004), four beauty schools in the second quarter of fiscal year 2005 and four additional schools in the third quarter of fiscal year 2005. Therefore, the year-over-year fluctuations in beauty school operating income stem primarily from our integration of the new beauty schools and changes in the mix of beauty schools due to these acquisitions.

Hair Restoration Centers

As discussed in Note 7 to the Condensed Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004. Therefore, our operating results for the nine months ended March 31, 2005 include only four months of operations from this acquired entity (referred to as hair restoration centers for segment reporting purposes). Refer to Note 5 of the Condensed Consolidated Financial Statements for the results of operations related to the hair restoration centers which were included in our Condensed Consolidated Statement of Operations and Note 7 for related pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	(Increase) Decrease*
March 31, 2005	42.1%	(1,150)
June 30, 2004	30.6	450

*	Change as compared to prior fiscal year end (June 30).

The increase in debt over the prior fiscal year was driven by the $210 million acquisition of Hair Club for Men and Women with debt during December 2004, as well as over $100 million for the purchase of salons and beauty schools during the first nine months of fiscal year 2005. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools, and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at March 31, 2005 and June 30, 2004 were as follows:

(Dollars in thousands)
	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period*	Prior Period*
March 31, 2005	$1,701,128	$429,269	33.8%
June 30, 2004	1,271,859	158,904	14.3

*	Change as compared to prior fiscal year end (June 30).

Acquisitions, including the acquisition of Hair Club for Men and Women in December 2004, were the primary driver of the increase in total assets between June 30 and March 31, 2005.

Total shareholders’ equity at March 31, 2005 and June 30, 2004 was as follows:

(Dollars in thousands)
	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
March 31, 2005	$745,659	$63,639	9.3%
June 30, 2004	682,020	123,494	22.1

*	Change as compared to prior fiscal year end (June 30).

During the first nine months of fiscal year 2005, equity increased primarily as a result of net income, additional paid-in capital primarily recorded in connection with the exercise of stock options, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets and stock issued in connection with acquisitions.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal year 2005 and 2004 was $171.4 and $162.0 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Nine Months Ended March 31,
(Dollars in thousands)	2005	2004
Net income	$35,126	$77,428
Depreciation and amortization	65,464	55,303
Accounts payable and accrued expenses	41,429	20,378
Goodwill Impairment	38,319	—
Inventories	(14,325)	(832)
Other	5,408	9,698

	$171,421	$161,975

During the first nine months of fiscal year 2005, accounts payable and accrued expenses increased primarily due to an increase in inventory, as well as the timing of advertising expenses and income taxes payments. Additionally, inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales. The goodwill impairment charge resulted from a write-off related to the international salon segment, as discussed in the Critical Accounting Policies section.

Investing Activities

Net cash used in investing activities of $373.7 and $104.8 million in the first nine months of fiscal year 2005 and 2004, respectively, was the result of the following:

	Investing Cash Flows
	For the Nine Months Ended March 31,
(Dollars in thousands)	2005	2004
Business and salon acquisitions	$(303,551)	$(52,494)
Capital expenditures for new salon construction	(33,129)	(22,349)
Capital expenditures for remodels or other additions	(25,736)	(23,430)
Capital expenditures for the corporate office (including all technology-related expenditures)	(12,009)	(6,577)
Proceeds from the sale of assets	705	81

	$(373,720)	$(104,769)

We constructed 373 company-owned salons, and acquired 396 company-owned salons (122 of which were franchise buybacks) and eight company-owned beauty schools during the first nine months of fiscal year 2005. Further, we acquired 42 company-owned and 49 franchise hair restoration centers during December of 2004 (see Note 7 to the Condensed Consolidated Financial Statements). Acquisitions were primarily funded by a combination of operating cash flows and debt. The company-owned constructed and acquired salons consisted of the following number of salons in each concept:

	Nine Months Ended
	March 31, 2005
	Constructed	Acquired
Regis Salons	35	—
MasterCuts	30	—
Trade Secret	44	7
SmartStyle	127	37
Strip Center	119	336
International	18	16

	373	396

Additionally, we completed 145 major remodeling projects during the first nine months of fiscal year 2005.

Financing Activities

Net cash provided by financing activities was $233.0 million during the first nine months of fiscal year 2005 and net cash used in financing activities was $28.2 million during the first nine months of fiscal year 2004, resulting from the following:

	Financing Cash Flows
	For the Nine Months Ended March 31,
(Dollars in thousands)	2005	2004

Net borrowings (payments) on revolving credit facilities	$152,435	$(10,975)
Net proceeds from (repayments of) long-term debt	81,992	(10,489)
Proceeds from the issuance of common stock	14,714	14,746
Repurchase of common stock	(11,482)	(8,200)
Dividend payments	(5,346)	(4,400)
Other	734	(8,897)

	$233,047	$(28,215)

The net borrowing on revolving credit facilities and net proceeds of long-term debt were primarily used to fund acquisitions, which are discussed in the paragraph below and in Note 7 to the Condensed Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. In the third quarter of fiscal year 2004, the quarterly dividend was increased from its historical rate of $0.03 per share to $0.04 per share.

Acquisitions

The acquisitions during the first nine months of fiscal year 2005 consisted of 122 franchise buybacks, 281 other acquired corporate and franchise salons, eight acquired beauty schools and 91 acquired hair restoration centers (including 49 franchise locations). The most significant of these acquisitions relates to the purchase of the hair restoration centers; refer to Note 7 of the Condensed Consolidated Financial Statements for related pro forma information. The remainder of the acquisitions, individually and in the aggregate, was not material to our operations. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

We acquired Hair Club for Men and Women in December 2004 for approximately $210 million. The acquisition was financed with approximately $110 million of debt under our existing revolving credit facility and $100 million of senior term notes issued under an existing agreement, with interest rates ranging from 4.0 to 4.9 percent and maturation dates between November 2008 and November 2011.

Subsequent to the end of our third quarter in the current fiscal year, we amended and restated our existing revolving credit facility, thereby increasing our borrowing capacity under this facility by $100 million (to $350 million). Additionally, we incurred $200 million of new private placement debt. See Note 9 to the Condensed Consolidated Financial Statements, as well as our Form 8-K filed with the SEC on April 12, 2005, for further discussion. There have been no other significant changes in our commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2004. We are in compliance with all covenants and other requirements of our credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to December 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.1 million at March 31, 2005, terminate at various dates between June 2006 and April 2009. We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the first nine months of fiscal year 2005.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.12 per share during the first nine months of fiscal year 2005. On May 4, 2005, our Board of Directors declared a $0.04 per share quarterly dividend payable June 1, 2005 to shareholders of record on May 18, 2005.

Share Repurchase Program

As of March 31, 2005, up to $100.0 million could be expended for the repurchase of Regis Corporation common stock under the stock repurchase program. On May 3, 2005, the Board of Directors elected to increase the maximum repurchase amount to $200.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of March 31, 2005, a total of 2.1 million shares have been repurchased for $64.9 million, including 287,600 shares for $11.5 million in the nine months ended March 31, 2005. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

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

Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of March 31, 2005 and June 30, 2004, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $2.1 and $3.5 million related to the fair value swaps at March 31, 2005 and June 30, 2004, respectively:

	March 31,	June 30,
(Dollars in thousands)	2005	2004

Fixed rate debt	$303,221	$202,543
Floating rate debt	239,125	98,600

	$542,346	$301,143

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

(Pay fixed rates, receive variable rates)

The Company had interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at March 31, 2005 and June 30, 2004. These swaps are being accounted for as cash flow swaps.

During the third quarter of fiscal year 2005, the Company entered into two treasury lock agreements for the purpose of establishing the effective interest rate on anticipated private placement debt, the agreement for which was subsequently finalized on April 7, 2005 (see Note 9, “Subsequent Event”). The treasury lock agreements were designated as a cash flow hedge of the fluctuations in the Treasury rate component of the then forecasted fixed coupon payments due to changes in the benchmark interest rate, with the changes in the value of the treasury lock expected to completely offset the changes in the value of the Treasury rate component of the fixed coupon payments. The contracts had notional amounts of $50.0 and $25.0 million and were tied to the U.S. government ten-year and interpolated eight-year treasury note rates, respectively. Upon settlement of the agreements in March 2005, the Company incurred an unrecognized gain of approximately $0.8 million on the contracts. This gain is deferred within accumulated other comprehensive income, a component of shareholders’ equity on the Consolidated Balance Sheet. Just over half of the $0.8 million deferred gain will be amortized as a reduction to interest expense through 2013, with the remainder being amortized through 2015.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet, related to the cash flow hedges, including the treasury lock agreements discussed in the preceding paragraph, was $0.4 million at March 31, 2005 and 2004, respectively. The following table depicts the hedging activity recorded in the accumulated other comprehensive income account related to these cash flow hedges for the three and nine months ended March 31, 2005 and 2004.

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2005	2004	2005	2004

Tax-effected (loss) gain on cash flow hedges recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$30	$97	$243	$291
Unrealized net (loss) gain from changes in fair value of cash flow hedges	727	(71)	537	(159)

	$757	$26	$780	$132

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $68.5 and $81.0 million notional amount at March 31, 2005 and June 30, 2004, respectively, with maturation dates between July 2005 and March 2009. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

The Company’s fair value swaps are recorded at fair value within other assets in the Condensed Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $1.2 and $2.4 million at March 31, 2005 and June 30, 2004, respectively. Additionally, $0.9 and $1.1 million of deferred gain remained in long-term debt at March 31, 2005 and June 30, 2004, respectively, related to the early termination of a fair value swap contract. No hedge ineffectiveness occurred during the first half of fiscal year 2005 or 2004. As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Condensed Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of March 31, 2005, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately eight and seven percent of the Company’s net investments in foreign operations at March 31, 2005 and June 30, 2004, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet. At March 31, 2005 and June 30, 2004, the Company’s net investment in this derivative financial instrument was in a $10.8 and $8.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet. For the quarters ended March 31, 2005 and 2004, $0.8 and $0.3 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account, respectively. For the nine months ended March 31, 2005 and 2004, $1.9 and $2.1 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2004 Annual Report on Form 10-K/A. Other than the information included above, there have been no material changes to this information during the nine months ended March 31, 2005.

Item 4. Controls and Procedures

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended March 31, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of March 31, 2005, our management considered, among other things, the control deficiency related to the determination of lease terms, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter based on the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

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

All repurchases of the Company’s common stock during the quarter ended March 31, 2005 were part of this repurchase program. The following table shows the monthly third quarter fiscal year 2005 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)
1/1/05 – 1/31/05	90,000	$39.85	90,000	$42,561

2/1/05 – 2/28/05	140,600	39.79	140,600	36,967

3/1/05 – 3/31/05	47,000	39.56	47,000	35,108

Total	277,600	$39.77	277,600

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended March 31, 2005:

Form 8-K dated January 4, 2005 related to the announcement of revised expectations related to its consolidated revenues and earnings growth for each of the remaining three fiscal quarters in its current fiscal year, as well as a revised outlook for full fiscal year.

Form 8-K dated January 7, 2005 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and quarter ended December 31, 2004.

Form 8-K dated January 24, 2005 related to the announcement of the overview of the fiscal year 2005 acquisition activity.

Form 8-K dated January 26, 2005 related to the announcement of the Company’s financial results for its fiscal second quarter ended December 31, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 10, 2005	By:	/s/ Randy L. Pearce

Randy L. Pearce Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer