Form 10-Q/A
period 2004-09-30
REGIS CORP
filed 2005-05-20
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes☑ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes☑ No☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 22, 2004:

Common Stock, $.05 par value	44,355,557

Class	Number of Shares

EXPLANATORY NOTE

The Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 was filed with the SEC on October 29, 2004 (the Original Filing). The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (Form 10-Q/A) to reflect restatements of its Condensed Consolidated Balance Sheets at September 30, 2004 and June 30, 2004, and its Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the quarters ended September 30, 2004 and 2003, and the related notes thereto, as discussed below. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” of this Form 10-Q/A. Information presented in the section entitled Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the restatement of financial data.

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

Based on the review of the Company’s accounting for operating leases, the Company determined that it would be appropriate to restate certain of its prior financial statements to appropriately account for rent holiday periods. On April 13, 2005, the Company determined that its previously filed financial statements included in its Annual Report on Form 10-K for fiscal year 2004 (ended June 30, 2004) and its previously filed financial statements included in its Quarterly Reports on Form 10-Q for the first two quarters of fiscal year 2005 should be restated. The restatement to appropriately account for rent holidays had no impact on the overall cash flows of the Company’s business. The Company has completed its lease accounting review and has reflected all of the necessary adjustments in its restated Condensed Consolidated Financial Statements.

This Form 10-Q/A sets forth the content of the Original Filing in its entirety, with changes to Items 1, 2, and 4 of Part I and Item 6 of Part II of the Original Filing amended, in each case, solely as a result of, and to reflect, the restatement. No other information in the Original Filing has been amended in this Form 10-Q/A. Pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain the awareness letter of the Company’s independent registered public accountants and currently-dated certifications from the Company’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The awareness letter of the Company’s independent registered public accountant is attached to this Form 10-Q/A as Exhibit 15. The certifications of the Company’s CEO and CFO are attached to this form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing or in the Company’s amended Quarterly Report on Form 10-Q/A for the quarterly period ended December 31, 2004, which is filed concurrently with the filing of this Form 10-Q/A, and any other reports filed with the SEC subsequent to the date of this filing.

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
(Dollars in thousands, except per share amounts)

	September 30, 2004	June 30, 2004
	(as restated,	(as restated,
	see Note 2)	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$82,416	$73,567
Receivables, net	36,065	35,033
Inventories	177,237	161,304
Deferred income taxes	14,405	15,285
Other current assets	21,416	28,253

Total current assets	331,539	313,442

Property and equipment, net	389,937	381,903
Goodwill	469,034	457,140
Other intangibles, net	79,658	79,174
Other assets	42,976	40,200

Total assets	$1,313,144	$1,271,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$9,051	$19,128
Accounts payable	59,862	53,112
Accrued expenses	120,975	129,721

Total current liabilities	189,888	201,961

Long-term debt	300,100	282,015
Other noncurrent liabilities	111,135	105,863

Total liabilities	601,123	589,839

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at September 30, 2004 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 44,349,357 and 44,283,949 common shares at September 30, 2004 and June 30, 2004, respectively	2,217	2,214
Additional paid-in capital	222,109	220,204
Accumulated other comprehensive income	45,289	40,615
Retained earnings	442,406	418,987

Total shareholders’ equity	712,021	682,020

Total liabilities and shareholders’ equity	$1,313,144	$1,271,859

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Revenues:
Company-owned salons:
Service	$333,874	$300,037
Product	139,800	131,592

	473,674	431,629

Franchise revenues:
Royalties and fees	18,668	18,109
Product sales	7,824	7,937

	26,492	26,046

School revenues	6,056	3,046

	506,222	460,721

Operating expenses:
Company-owned salons:
Cost of service	190,595	169,395
Cost of product	71,393	68,247
Direct salon	42,306	38,148
Rent	71,996	63,286
Depreciation	16,119	14,543

	392,409	353,619

Franchise direct costs, including product and equipment	13,946	13,671
General and administrative	48,838	45,505
School direct costs	4,606	1,979
Depreciation and amortization	3,676	3,083

Total operating expenses	463,475	417,857

Operating income	42,747	42,864

Other income (expense):
Interest	(4,308)	(4,368)
Other, net	677	340

Income before income taxes	39,116	38,836

Income taxes	(13,924)	(14,187)

Net income	$25,192	$24,649

Net income per share:
Basic	$0.57	$0.56

Diluted	$0.54	$0.54

Weighted average common and common equivalent shares outstanding:
Basic	44,322	43,637

Diluted	46,293	45,596

Cash dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 2004 and 2003
(Dollars in thousands)

	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income	$25,192	$24,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	18,928	16,924
Amortization	867	891
Deferred income taxes	1,223	2,094
Other	(168)	(273)

Changes in operating assets and liabilities:
Receivables	(407)	(1,411)
Inventories	(15,474)	(1,114)
Other current assets	6,930	1,645
Other assets	(1,843)	(1,988)
Accounts payable	2,825	4,002
Accrued expenses	(7,423)	3,310
Other noncurrent liabilities	4,728	3,850

Net cash provided by operating activities	35,378	52,579

Cash flows from investing activities:
Capital expenditures	(21,905)	(15,980)
Proceeds from sale of assets	220	217
Purchases of salon net assets, net of cash acquired	(11,801)	(25,360)

Net cash used in investing activities	(33,486)	(41,123)

Cash flows from financing activities:
Borrowings on revolving credit facilities	443,150	223,515
Payments on revolving credit facilities	(426,526)	(207,815)
Repayment of long-term debt	(11,888)	(15,171)
Other, primarily decrease in negative book cash balances	2,136	(4,813)
Dividends paid	(1,772)	(1,309)
Repurchase of common stock	—	(2,990)
Proceeds from issuance of common stock	1,311	2,978

Net cash provided by (used in) financing activities	6,411	(5,605)

Effect of exchange rate changes on cash and cash equivalents	546	723

Increase in cash and cash equivalents	8,849	6,574

Cash and cash equivalents:
Beginning of period	73,567	55,454

End of period	$82,416	$62,028

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2004 and for the three months ended September 30, 2004 and 2003, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly state the consolidated financial position of the Company as of September 30, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2004 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004 and other documents filed with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three month periods ended September 30, 2004 and 2003 included in this Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated October 27, 2004 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

Stock-Based Employee Compensation Plans:

At September 30, 2004, the Company had the 2004 Long Term Incentive Plan (2004 Plan), the 2000 Stock Option Plan and the 1991 Stock Option Plan. The 2004 Plan was approved by the Company’s Board of Directors in May of 2004 and received shareholder approval on October 28, 2004. In June 2004 (prior to shareholder approval), 72,500 shares of restricted stock and 110,750 stock appreciation rights (SARs) were awarded under the 2004 Plan, pending shareholder approval. No stock options have been granted under the 2004 Plan. Since the 2004 Plan did not receive shareholder approval until after September 30, 2004, no compensation expense was recognized during the first quarter of fiscal year 2005. The Company had outstanding stock options under the 1991 Plan, although the Plan terminated in 2001.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

The Company’s pro forma net income and pro forma earnings per share for the quarters ended September 30, 2004 and 2003 was as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Net income, as reported (as restated, see Note 2)	$25,192	$24,649
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,570)	(1,677)

Pro forma net income (as restated, see Note 2)	$23,672	$22,972

Earnings per share:
Basic – as reported (as restated, see Note 2)	$0.57	$0.56

Basic – pro forma (as restated, see Note 2)	$0.53	$0.53

Diluted – as reported (as restated, see Note 2)	$0.54	$0.54

Diluted – pro forma (as restated, see Note 2)	$0.51	$0.51

The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2004	2003
Risk-free interest rate	4.16%	2.89%
Expected life in years	5.5	7.25
Expected volatility	30.0%	42.00%
Expected dividend yield	0.37%	0.45%

2.	RESTATEMENT OF FINANCIAL STATEMENTS:

During the third quarter of its fiscal year ending June 30, 2005 (fiscal year 2005), the Company became aware that a number of retailers and restaurant operators had disclosed in their filings with the SEC that they were reassessing their accounting related to leases and that some companies had restated their financial statements to reflect changes in their accounting for leases. In light of these disclosures and restatements, the Company conducted a review of its lease accounting policies and practices.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)

(Unaudited)

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

The Company restated its previously issued financial statements, including those in the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and those in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004. The restatement did not have any effect on the Company’s previously reported consolidated revenues or cash flow from operations. Following is a summary of the effects of the lease accounting corrections on the Company’s Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and 2003:

	Condensed Consolidated Statement of Operations
	For the Three Months Ended September 30,
	2004			2003
	As Previously		As	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Rent	$71,537	$459	$71,996	$62,819	$467	$63,286
Operating income	43,206	(459)	42,747	43,331	(467)	42,864
Income before income taxes	39,575	(459)	39,116	39,303	(467)	38,836
Income taxes	(14,096)	172	(13,924)	(14,345)	158	(14,187)
Net income	25,479	(287)	25,192	24,958	(309)	24,649
Net income per share – basic	$0.57	$—	$0.57	$0.57	$(0.01)	$0.56
Net income per share – diluted	$0.55	$(0.01)	$0.54	$0.55	$(0.01)	$0.54

Following is a summary of the effects of the lease accounting corrections on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2004 and June 30, 2004:

	Condensed Consolidated Balance Sheet
	September 30, 2004			June 30, 2004
	As Previously		As	As Previously		As
(Dollars in thousands)	Reported	Adjustment	Restated	Reported	Adjustment	Restated
Other noncurrent liabilities	$105,288	$5,847	$111,135	$100,322	$5,541	$105,863
Total liabilities	595,276	5,847	601,123	584,298	5,541	589,839
Accumulated other comprehensive income	45,335	(46)	45,289	40,642	(27)	40,615
Retained earnings	448,207	(5,801)	442,406	424,501	(5,514)	418,987
Total shareholders’ equity	717,868	(5,847)	712,021	687,561	(5,541)	682,020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
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

	For the Three Months Ended September 30,
	(Dollars in thousands)
	2004	2003
Net income (as restated, see Note 2)	$25,192	$24,649
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1)	45
Change in cumulative foreign currency translation (as restated, see Note 2)	4,675	1,051

Total comprehensive income (as restated, see Note 2)	$29,866	$25,745

4. NET INCOME PER SHARE:

Stock options covering 109,805 and 345 shares were excluded from the shares used in the computation of diluted earnings per share for the three months ended September 30, 2004 and 2003, respectively, since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September,
	2004	2003
Weighted average shares for basic earnings per share	44,321,992	43,636,503
Effect of dilutive securities:
Dilutive effect of stock options	1,902,960	1,889,281
Contingent shares issuable under contingent stock agreements (see Note 6)	68,431	70,033

Weighted average shares for diluted earnings per share	46,293,383	45,595,817

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

5. SEGMENT INFORMATION:

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

Summarized financial information concerning the Company’s reportable operating segments is shown in the following table:

	For the Three Months Ended September 30,
	(Dollars in thousands)
	2004	2003
Total revenues:
North American salons	$448,428	$414,533
International salons	51,738	43,142
Beauty career schools	6,056	3,046

Total	$506,222	$460,721

Income before income taxes:
North American salons (as restated, see Note 2)	$83,248	$82,587
International salons	9,853	7,093
Beauty career schools	1,264	1,012
Corporate*	(55,249)	(51,856)

Total (as restated, see Note 2)	$39,116	$38,836

*	primarily general and administrative, corporate depreciation and amortization, and net interest expense

Total revenues associated with salon operations in the United States represent 95.3 and 95.8 percent of the amounts set forth above as North American salon revenues for the three months ended September 30, 2004 and 2003, respectively. Total income before income taxes associated with salon operations in the United States represent 95.2 and 96.3 percent of the amounts set forth above as North American salon income before income taxes for the three months ended September 30, 2004 and 2003, respectively.

6. ACQUISITIONS:

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and beauty schools, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions is generally not deductible for tax purposes due to the acquisition structure of the transaction.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

7. SUBSEQUENT EVENT:

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

Additionally, President Bush signed into law the American Jobs Creation Act of 2004. The Company is in the process of evaluating this legislation and believes that certain provisions of the Act may have a favorable impact on the Company in the future. The Act has no immediate impact on the Company’s tax position.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying restated condensed consolidated balance sheet of Regis Corporation as of September 30, 2004 and the related restated condensed consolidated statements of operations and of cash flows for the three month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2004, and the related consolidated statements of operations, of changes in shareholders’ equity and of cash flows for the year then ended (not presented herein), and in our report dated August 24, 2004, except for Note 2, as to which the date is May 9, 2005, which contained explanatory paragraphs indicating (i) the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003 and (ii) the Company restated its financial statements as of June 30, 2004 and 2003 and for the three years ended June 30, 2004 to account for rent holidays on a straight-line basis, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2004, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the company restated its prior year financial statements for the three month periods ended September 30, 2004 and 2003.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
October 27, 2004, except for Note 2, as to
which the date is May 17, 2005

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

In our lease accounting review, we examined our leases to determine the appropriate lease term for each lease under GAAP. Typically, our operating leases do not require rental payments to begin until the salon is opened. The leased space is sometimes made available to us prior to the commencement of salon operations in order to allow time for installing normal leasehold improvements and equipment necessary to operate a salon. We historically began to recognize rental expense on a straight-line basis at the earlier of the commencement of operations or the commencement of rental payments. However, we did not include the rent holiday period in our straight-line rent calculation. A rent holiday is considered to be any period where the lessee has the right to control the use of the leased property but no rental payments are required under the lease during that period. FASB Technical Bulletin (FTB) 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” requires rent holiday periods in an operating lease to be recognized by the lessee on a straight-line basis over the lease term, which includes any rent holiday period. Therefore, we restated our financial statements for fiscal years 2004, 2003 and 2002 to appropriately account for rent holiday periods. The restatement to appropriately account for rent holidays had no impact on our consolidated revenues or cash flows from operations.

Based on the review of our accounting for operating leases, we have restated our previously issued financial statements in our Annual Report on Form 10-K for the fiscal year ended June 30, 2004, as well as those in our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004. We filed a Form 10-K/A with restated Consolidated Financial Statements, and are filing a Form 10-Q/A for each of these interim reporting periods with restated Condensed Consolidated Financial Information.

See Note 2 to the Condensed Consolidated Financial Statements for a summary of the effect of this change on our Condensed Consolidated Balance Sheet as of September 30, 2004 and June 30, 2004 and the Condensed Consolidated Statement of Operations for the three month periods ended September 30, 2004 and 2003.

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

	For the Three Months Ended September 30,
	2004	2003
Company-owned service revenues (1)	70.5%	69.5%
Company-owned product revenues (1)	29.5	30.5
Franchise revenues	5.2	5.7
School revenues	1.2	0.7

Company-owned operations:
Profit margins on service (2)	42.9	43.5
Profit margins on product (3)	48.9	48.1
Direct salon expenses (1)	8.9	8.8
Rent (1) (as restated, see Note 2)	15.2	14.7
Depreciation (1)	3.4	3.4

Franchise direct costs, including product and equipment (4)	52.6	52.5
General and administrative	9.6	9.9
School direct costs (5)	76.1	65.0
Depreciation and amortization	0.8	0.7

Operating income (as restated, see Note 2)	8.4	9.3
Income before income taxes (as restated, see Note 2)	7.7	8.4
Net income (as restated, see Note 2)	5.0	5.4

(1)	Computed as a percent of company-owned salon revenues.

(2)	Computed as a percent of company-owned salon service revenues.

(3)	Computed as a percent of company-owned salon product revenues.

(4)	Computed as a percent of franchise revenues.

(5)	Computed as a percent of school revenues.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2004 Annual Report on Form 10-K/A. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 our June 30, 2004 Annual Report on Form 10-K/A. No changes have been made to these policies since June 30, 2004.

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

School Revenues. Total revenues earned by beauty career schools were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2004	$6,056	$3,010	98.8%
2003	3,046	N/Aa	N/Aa

a.	We did not own or operate any beauty career schools until December of 2002.

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

Cost of Revenue

Total company-owned salon gross margin. Our cost of salon revenues includes salon based labor costs, the cost of product to provide services for company-owned salons and the cost of products sold to salon customers. The resulting gross margin for the first quarter of fiscal years 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of
Quarter Ended	Total	Company-owned	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Salon Revenues	Dollar	Percentage	Basis Point*
2004	$211,686	44.7	$17,699	9.1%	(20)
2003	193,987	44.9	$24,918	14.7	(40)

*	Represents the basis point change in total margin as a percent of company-owned salon revenues as compared to the corresponding period of the prior fiscal year.

Company-owned salon service margin. Service margin for the first quarter of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of Company-
Quarter Ended	Service	Owned Salon	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
2004	$143,279	42.9	$12,637	9.7%	(60)
2003	130,642	43.5	15,194	13.2	(40)

*	Represents the basis point change in service margin as a percent of company-owned salon service revenues as compared to the corresponding period of the prior fiscal year.

The basis point decrease in salon service margins during the first quarter of fiscal year 2005 was primarily related to our decision to compensate employees while salons were closed in the southeast United States due to the hurricanes.

Company-owned salon product margin. Product margin for the first quarter of fiscal year 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as % of Company-
Quarter Ended	Product	Owned Salon	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
2004	$68,407	48.9	$5,062	8.0%	80
2003	63,345	48.1	9,724	18.1	(50)

*	Represents the basis point change in product margin as a percent of company-owned salon product revenues as compared to the corresponding period of the prior fiscal year.

The first quarter fiscal year 2005 basis point improvement in product margins was primarily related to a lower cost of goods stemming from our ability to negotiate favorable terms with our suppliers due to our size and volume of purchases.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes related to salons was as follows:

(Dollars in thousands)		Expense as % of
Quarter Ended		Company-owned	Increase (Decrease) Over Prior Fiscal Year
September 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
2004 (as restated)	$71,996	15.2	$8,710	13.8%	50
2003 (as restated)	63,286	14.7	8,809	16.2	10

*	Represents the basis point change in rent expense as a percent of total company-owned salon revenues as compared to the corresponding period of the prior fiscal year.

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

General and Administrative

General and administrative (G&A) includes expenses related to salon operations (field supervision, salon training and promotions and product distribution) and home office administration costs (such as salaries and professional fees), including indirect franchise and schools costs. During the first quarter of fiscal year 2005 and 2004, G&A costs were as follows:

(Dollars in thousands)		Expense as %
Quarter Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
September 30,	G&A	Revenues	Dollar	Percentage	Basis Point*
2004	$48,838	9.6	$3,333	7.3%	(30)
2003	45,505	9.9	5,589	14.0	(10)

*	Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

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

School Direct Costs

School direct costs include all direct costs related to the beauty career schools, such as the cost of product and equipment used in the beauty career schools and direct costs incurred to support school activities (e.g., salaries). During the first quarter of fiscal year 2005 and 2004, school direct costs were as follows:

(Dollars in thousands)		Expense as %
Quarter Ended	School	of School	Increase (Decrease) Over Prior Fiscal Year
September 30,	Direct	Revenues	Dollar	Percentage	Basis Point*
2004	$4,606	76.1	$2,627	132.7%	1,110
2003	1,979	65.0	N/Aa	N/Aa	N/Aa

a.	We did not own or operate any beauty career schools until December of 2002.

*	Represents the basis point change in school direct costs as a percent of school revenues as compared to the corresponding period of the prior fiscal year.

The basis point increase in school direct costs during the first quarter of fiscal year 2005 was primarily due to increased school direct costs related to the integration of the Blaine beauty career schools, which were acquired during the fourth quarter of fiscal year 2004.

Income Taxes

Our reported effective tax rate was as follows:

First Quarter	Effective	Basis Point
Fiscal Year	Rate	Decrease
2005 (as restated)	35.6%	(90)
2004 (as restated)	36.5	(90)

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

First Quarter, Fiscal Year 2005		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Company-owned salon revenues:
North American salons	$432,215	$841	$431,374	8.7%	8.5%
International salons	41,459	4,141	37,318	21.3	9.2

Total	$473,674	$4,982	$468,692	9.7%	8.6%

Franchise revenues:
North American salons	$16,213	$55	$16,158	(5.1)%	(5.4)%
International salons	10,279	707	9,572	14.7	6.8

Total	$26,492	$762	$25,730	1.7%	(1.2)%

Total revenues:
North American salons	$448,428	$896	$447,532	8.2%	8.0%
International salons	51,738	4,848	46,890	19.9	8.7
Schools	6,056	174	5,882	98.8	93.1

Total	$506,222	$5,918	$500,304	9.9%	8.6%

Income before income taxes (as restated, see Note 2)):
North American salons	$83,248	$170	$83,078	0.8%	0.6%
International salons	9,853	931	8,922	38.9	25.8
Schools	1,264	21	1,243	24.9	22.8
Corporate**	(55,249)	(417)	(54,832)	6.5	5.7

Total	$39,116	$705	$38,411	(0.7)%	(1.1)%

*	represents the percentage increase over reported amounts in the corresponding period of the prior fiscal year

**	primarily general and administrative, corporate depreciation and amortization, and net interest expense

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	Improvement*
September 30, 2004 (as restated)	30.3%	30
June 30, 2004 (as restated)	30.6	450

*	Improvement as compared to prior fiscal year end (June 30).

Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty career schools, and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at September 30, 2004 and June 30, 2004 were as follows:

(Dollars in thousands)

	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period*	Prior Period*
September 30, 2004	$1,313,144	$41,285	3.2%
June 30, 2004	1,271,859	158,904	14.3

*	Improvement as compared to prior fiscal year end (June 30).

Total shareholders’ equity at September 30, 2004 and June 30, 2004 was as follows:

(Dollars in thousands)

	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
September 30, 2004 (as restated)	$712,021	$30,001	4.4%
June 30, 2004 (as restated)	682,020	123,494	22.1

*	Improvement as compared to prior fiscal year end (June 30).

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

Cash Flows

Operating Activities

Net cash provided by operating activities in the first quarter of fiscal year 2005 and 2004 was $35.4 and $52.6 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Three Months Ended September 30,
(Dollars in thousands)	2004	2003
Net income (as restated)	$25,192	$24,649
Depreciation and amortization	19,795	17,815
Deferred income taxes (as restated)	1,223	2,094
Accounts payable and accrued expenses	(4,598)	7,312
Inventories	(15,474)	(1,114)
Other (as restated)	9,240	1,823

	$35,378	$52,579

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q/A, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 4, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q, 10-Q/A and 8-K, and Proxy Statements on Schedule 14A.

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
	{(Dollars in thousands)}
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

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of September 30, 2004, our management considered, among other things, the control deficiency related to the determination of lease terms, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation, for the quarter ended September 30, 2004, of its disclosure controls and procedures utilized to compile information included in this filing.

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

REGIS CORPORATION

Date: May 20, 2005	By:	/s/ Randy L. Pearce

Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the
registrant and as principal
accounting officer