Form 10-Q/A
period 2004-12-31
REGIS CORP
filed 2005-05-20
CIK 716643

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

EXPLANATORY NOTE

The Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 was filed with the SEC on February 9, 2005 (the Original Filing). The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 (Form 10-Q/A) to reflect restatements of its Condensed Consolidated Balance Sheets at December 31, 2004 and June 30, 2004, its Condensed Consolidated Statement of Operations for the three and six months ended December 31, 2004 and 2003, its Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2004 and 2003, and the related notes thereto, as discussed below. For a more detailed description of these restatements, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements,” of this Form 10-Q/A. Information presented in the section entitled Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been revised, as applicable, for the effects of the restatement of financial data.

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

Except for the foregoing amended information, this Form 10-Q/A continues to describe conditions as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that have occurred subsequent to that date. Other events occurring after the date of the Original Filing or other information necessary to reflect subsequent events have been disclosed in reports filed with the SEC subsequent to the Original Filing and any other reports filed with the SEC subsequent to the date of this filing.

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
(Dollars in thousands, except per share amounts)

	December 31, 2004	June 30, 2004
	(as restated,	(as restated,
	see Note 2)	see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$118,333	$73,567
Receivables, net	45,771	35,033
Inventories	173,652	161,304
Deferred income taxes	14,373	15,285
Other current assets	28,370	28,253

Total current assets	380,499	313,442

Property and equipment, net	411,644	381,903
Goodwill	625,586	457,140
Other intangibles, net	210,751	79,174
Other assets	52,085	40,200

Total assets	$1,680,565	$1,271,859

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$6,368	$19,128
Accounts payable	66,225	53,112
Accrued expenses	159,921	129,721

Total current liabilities	232,514	201,961

Long-term debt	513,295	282,015
Other noncurrent liabilities	170,969	105,863

Total liabilities	916,778	589,839

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at December 31, 2004 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 44,661,488 and 44,283,949 common shares at December 31, 2004 and June 30, 2004, respectively	2,228	2,214
Additional paid-in capital	230,550	220,204
Accumulated other comprehensive income	62,442	40,615
Retained earnings	468,567	418,987

Total shareholders’ equity	763,787	682,020

Total liabilities and shareholders’ equity	$1,680,565	$1,271,859

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Revenues:
Service	$357,147	$306,630
Product	160,249	147,442
Royalties and fees	19,936	18,380

	537,332	472,452

Operating expenses:
Cost of service	203,604	171,452
Cost of product	84,392	76,902
Site operating expenses	44,751	39,154
General and administrative	64,105	54,429
Rent	75,117	65,094
Depreciation and amortization	20,765	18,673

Total operating expenses	492,734	425,704

Operating income	44,598	46,748

Other income (expense):
Interest	(5,467)	(3,851)
Other, net	1,024	331

Income before income taxes	40,155	43,228

Income taxes	(13,671)	(15,692)

Net income	$26,484	$27,536

Net income per share:
Basic	$0.59	$0.63

Diluted	$0.57	$0.60

Weighted average common and common equivalent shares outstanding:
Basic	44,534	43,893

Diluted	46,468	45,973

Cash dividends declared per common share	$0.04	$0.03

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Revenues:
Service	$696,582	$609,582
Product	308,368	287,102
Royalties and fees	38,604	36,489

	1,043,554	933,173

Operating expenses:
Cost of service	396,190	341,853
Cost of product	161,976	151,215
Site operating expenses	88,052	77,701
General and administrative	121,806	107,873
Rent	147,625	128,620
Depreciation and amortization	40,560	36,299

Total operating expenses	956,209	843,561

Operating income	87,345	89,612

Other income (expense):
Interest	(9,775)	(8,219)
Other, net	1,701	671

Income before income taxes	79,271	82,064

Income taxes	(27,595)	(29,879)

Net income	$51,676	$52,185

Net income per share:
Basic	$1.16	$1.19

Diluted	$1.11	$1.14

Weighted average common and common equivalent shares outstanding:
Basic	44,423	43,795

Diluted	46,359	45,835

Cash dividends declared per common share	$0.08	$0.06

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2004 and 2003
(Dollars in thousands)

	2004	2003
	(as restated,	(as restated,
	see Note 2)	see Note 2)
Cash flows from operating activities:
Net income	$51,676	$52,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,137	34,888
Amortization	2,423	1,724
Deferred income taxes	4,125	5,604
Other	595	179

Changes in operating assets and liabilities:
Receivables	(1,265)	(2,408)
Inventories	(8,407)	4,883
Other current assets	1,546	(1,950)
Other assets	(6,836)	(2,870)
Accounts payable	7,221	881
Accrued expenses	15,075	14,057
Other noncurrent liabilities	8,245	6,558

Net cash provided by operating activities	112,535	113,731

Cash flows from investing activities:
Capital expenditures	(46,709)	(34,404)
Proceeds from sale of assets	602	95
Purchases of salon net assets, net of cash acquired	(244,743)	(33,611)

Net cash used in investing activities	(290,850)	(67,920)

Cash flows from financing activities:
Borrowings on revolving credit facilities	890,315	385,175
Payments on revolving credit facilities	(760,633)	(396,150)
Proceeds from issuance of long-term debt	100,000	11,860
Repayment of long-term debt	(17,226)	(20,110)
Other, primarily increase (decrease) in negative book cash balances	2,672	(8,838)
Dividends paid	(3,555)	(2,631)
Repurchase of common stock	(442)	(3,373)
Proceeds from issuance of common stock	6,425	10,390

Net cash provided by (used in) financing activities	217,556	(23,677)

Effect of exchange rate changes on cash and cash equivalents	5,525	3,568

Increase in cash and cash equivalents	44,766	25,702

Cash and cash equivalents:
Beginning of period	73,567	55,454

End of period	$118,333	$81,156

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2004 and for the three and six months ended December 31, 2004 and 2003, reflect, in the opinion of management, all adjustments (all of which are normal and recurring in nature) necessary to fairly state the consolidated financial position of the Company as of December 31, 2004 and the consolidated results of its operations and its cash flows for the interim periods. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2004 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three and six month periods ended December 31, 2004 and 2003 included in this Form 10-Q/A, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated January 26, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

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

Stock-Based Employee Compensation Plans:

d At December 31, 2004, the Company had the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for its 2000 Stock Option Plan and 1991 Stock Option Plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied Statement of Financial Accounting Standards (FAS) No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

The Company’s pro forma net income and pro forma earnings per share for the three and six months ended December 31, 2004 and 2003 was as follows:

		For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
(Dollars in thousands, except per share amounts)
Net income, as reported (as restated, see Note 2)	$26,484	27,536	$51,676	$52,185
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	164	—	214	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,588)	(1,652)	(3,157)	(3,327)

Pro forma net income (as restated, see Note 2)	$25,060	$25,884	$48,733	$48,858

Earnings per share:
Basic – as reported (as restated, see Note 2)	$0.59	$0.63	$1.16	$1.19

Basic – pro forma (as restated, see Note 2)	$0.56	$0.59	$1.10	$1.12

Diluted – as reported (as restated, see Note 2)	$0.57	$0.60	$1.11	$1.14

Diluted – pro forma (as restated, see Note 2)	$0.54	$0.57	$1.05	$1.07

The fair value of options was calculated utilizing the Black-Scholes option-pricing model and the following key weighted average assumptions:

	2004	2003
Risk-free interest rate	4.16%	2.89%
Expected life in years	5.50	7.25
Expected volatility	30.0%	42.0%
Expected dividend yield	0.37%	0.45%

2.	RESTATEMENT OF FINANCIAL STATEMENTS:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

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

The Company restated its previously issued financial statements, including those in the Company’s 2004 Annual Report on Form 10-K for the fiscal year ended June 30, 2004 and those in the Company’s Quarterly Reports on Form 10-Q for the quarters ended September 30, 2004 and December 31, 2004. The restatement did not have any effect on the Company’s previously reported consolidated revenues or cash flow from operations. Following is a summary of the effects of the lease accounting corrections on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended December 31, 2004 and 2003:

		Condensed Consolidated Statement of Operations
		For the Three Months Ended December 31,
	2004			2003
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
(Dollars in thousands)
Rent	$74,670	$447	$75,117	$64,759	$335	$65,094
Operating income	45,045	(447)	44,598	47,083	(335)	46,748
Income before income taxes	40,602	(447)	40,155	43,563	(335)	43,228
Income taxes	(13,838)	167	(13,671)	(15,901)	209	(15,692)
Net income	26,764	(280)	26,484	27,662	(126)	27,536
Net income per share – basic	$0.60	$(0.01)	$0.59	$0.63	$—	$0.63
Net income per share – diluted	$0.58	$(0.01)	$0.57	$0.60	$—	$0.60

		Condensed Consolidated Statement of Operations
		For the Six Months Ended December 31,
	2004			2003
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
(Dollars in thousands)
Rent	$146,719	$906	$147,625	$127,818	$802	$128,620
Operating income	88,251	(906)	87,345	90,414	(802)	89,612
Income before income taxes	80,177	(906)	79,271	82,866	(802)	82,064
Income taxes	(27,934)	339	(27,595)	(30,246)	367	(29,879)
Net income	52,243	(567)	51,676	52,620	(435)	52,185
Net income per share – basic	$1.18	$(0.02)	$1.16	$1.20	$(0.01)	$1.19
Net income per share – diluted	$1.13	$(0.02)	$1.11	$1.15	$(0.01)	$1.14

Following is a summary of the effects of the lease accounting corrections on the Company’s Condensed Consolidated Balance Sheet as of December 31, 2004 and June 30, 2004:

		Condensed Consolidated Balance Sheet
	December 31, 2004			June 30, 2004
	As Previously		As	As Previously		As
	Reported	Adjustment	Restated	Reported	Adjustment	Restated
(Dollars in thousands)
Other noncurrent liabilities	$164,828	$6,141	$170,969	$100,322	$5,541	$105,863
Total liabilities	910,637	6,141	916,778	584,298	5,541	589,839
Accumulated other comprehensive income	62,502	(60)	62,442	40,642	(27)	40,615
Retained earnings	474,648	(6,081)	468,567	424,501	(5,514)	418,987
Total shareholders’ equity	769,928	(6,141)	763,787	687,561	(5,541)	682,020

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

3.	SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital The increase in additional paid-in capital during the six months ended December 31, 2004 was due to the following:

(Dollars in thousands)	Increase (Decrease)
Exercise of stock options	$6,412
Tax benefit realized upon exercise of stock options	3,785
Stock option compensation	341
Franchise stock incentive program	250
Stock repurchase plan	(442)

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

		For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
(Dollars in thousands)
Net income (as restated, see Note 2)	$26,484	$27,536	$51,676	$52,185
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	24	61	23	106
Change in cumulative foreign currency translation, net of taxes	17,129	12,730	21,804	13,781

Total comprehensive income (as restated, see Note 2)	$43,637	$40,327	$73,503	$66,072

4.	NET INCOME PER SHARE:

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

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended December 31, 2004 (as restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$309,545	$33,745	$7,597	$6,260	$—	$357,147
Product	145,854	12,463	435	1,497	—	160,249
Royalties and fees	9,919	9,389	—	628	—	19,936

	465,318	55,597	8,032	8,385	—	537,332

Operating expenses:
Cost of service	180,850	18,095	2,143	2,516	—	203,604
Cost of product	75,425	7,816	363	788	—	84,392
Site operating expenses	41,085	2,389	797	480	—	44,751
General and administrative	24,992	10,714	1,471	1,818	25,110	64,105
Rent	64,591	9,304	617	510	95	75,117
Depreciation and amortization	15,563	1,661	233	708	2,600	20,765

Total operating expenses	402,506	49,979	5,624	6,820	27,805	492,734

Operating income	62,812	5,618	2,408	1,565	(27,805)	44,598

Other income (expense):
Interest	—	—	—	—	(5,467)	(5,467)
Other, net	—	—	—	—	1,024	1,024

Income before income taxes	$62,812	$5,618	$2,408	$1,565	$(32,248)	$40,155

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	For the Three Months Ended December 31, 2003 (as restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$274,507	$28,577	$3,546	$—	$—	$306,630
Product	136,382	10,902	158	—	—	147,442
Royalties and fees	10,049	8,331	—	—	—	18,380

	420,938	47,810	3,704	—	—	472,452

Operating expenses:
Cost of service	156,609	13,760	1,083	—	—	171,452
Cost of product	69,406	7,398	98	—	—	76,902
Site operating expenses	36,717	1,939	498	—	—	39,154
General and administrative	22,921	9,007	315	—	22,186	54,429
Rent	56,222	8,520	255	—	97	65,094
Depreciation and amortization	14,586	1,764	59	—	2,264	18,673

Total operating expenses	356,461	42,388	2,308	—	24,547	425,704

Operating income	64,477	5,422	1,396	—	(24,547)	46,748

Other income (expense):
Interest	—	—	—	—	(3,851)	(3,851)
Other,net	—	—	—	—	331	331

Income before income taxes	$64,477	$5,422	$1,396	$—	$(28,067)	$43,228

	For the Six Months Ended December 31, 2004 (as restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$611,411	$65,753	$13,158	$6,260	$—	$696,582
Product	282,192	23,749	930	1,497	—	308,368
Royalties and fees	20,143	17,833	—	628	—	38,604

	913,746	107,335	14,088	8,385	—	1,043,554

Operating expenses:
Cost of service	355,039	34,501	4,134	2,516	—	396,190
Cost of product	145,532	15,042	614	788	—	161,976
Site operating expenses	81,266	4,514	1,792	480	—	88,052
General and administrative	49,413	19,266	2,329	1,818	48,980	121,806
Rent	127,655	18,128	1,129	510	203	147,625
Depreciation and amortization	30,895	3,488	471	708	4,998	40,560

Total operating expenses	789,800	94,939	10,469	6,820	54,181	956,209

Operating income	123,946	12,396	3,619	1,565	(54,181)	87,345

Other income (expense):
Interest	—	—	—	—	(9,775)	(9,775)
Other,net	—	—	—	—	1,701	1,701

Income before income taxes	$123,946	$12,396	$3,619	$1,565	$(62,255)	$79,271

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

	For the Six Months Ended December 31, 2003 (as restated, see Note 2)
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$547,588	$55,532	$6,462	$—	$—	$609,582
Product	267,065	19,749	288	—	—	287,102
Royalties and fees	20,818	15,671	—	—	—	36,489

	835,471	90,952	6,750	—	—	933,173

Operating expenses:
Cost of service	311,945	27,815	2,093	—	—	341,853
Cost of product	137,890	13,143	182	—	—	151,215
Site operating expenses	73,308	3,496	897	—	—	77,701
General and administrative	44,931	16,880	561	—	45,501	107,873
Rent	111,397	16,500	496	—	227	128,620
Depreciation and amortization	28,334	3,453	113	—	4,399	36,299

Total operating expenses	707,805	81,287	4,342	—	50,127	843,561

Operating income	127,666	9,665	2,408	—	(50,127)	89,612

Other income (expense):
Interest	—	—	—	—	(8,219)	(8,219)
Other,net	—	—	—	—	671	671

Income before income taxes	$127,666	$9,665	$2,408	$—	$(57,675)	$82,064

	Total Assets
(Dollars in thousands)	December 31, 2004	June 30, 2004
North American salons	$841,120	$782,915
International salons	233,867	198,679
Beauty schools	46,984	38,665
Hair restoration centers	294,692	—
Unallocated corporate	263,902	251,600

Consolidated	$1,680,565	$1,271,859

6.	GOODWILL AND OTHER INTANGIBLES:

The table below presents other intangible assets as of December 31, 2004 and June 30, 2004:

	December 31, 2004			June 30, 2004
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$111,271	$(2,937)	$108,334	$37,379	$(2,104)	$35,275
Customer list	46,800	(390)	46,410	—	—	—
Franchise agreements	25,386	(4,102)	21,284	16,513	(3,413)	13,100
Product license agreements	17,062	(1,555)	15,507	15,338	(1,144)	14,194
School-related licenses	5,700	(55)	5,645	4,700	(8)	4,692
Non-compete agreements	644	(536)	108	600	(460)	140
Other	15,027	(1,564)	13,463	12,902	(1,129)	11,773

	$221,890	$(11,139)	$210,751	$87,432	$(8,258)	$79,174

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

Total amortization expense related to amortizable intangible assets was approximately $1.4 and $0.7 million during the three months ended December 31, 2004 and 2003, respectively, and $2.2 and $1.4 million during the six months ended December 31, 2004 and 2003, respectively. As of December 31, 2004, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2006	$10,324
2007	10,323
2008	10,292
2009	10,251
2010	10,237

Certain intangible assets are based on preliminary purchase price allocations associated with recent business acquisitions, and are subject to finalization and adjustment. Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the six months ended December 31, 2004 was as follows:

	Salons		Beauty	Hair Restoration
	North America	International	Schools	Centers	Consolidated
(Dollars in thousands)
Balance at June 30, 2004	$370,347	$71,421	$15,372	$—	$457,140
Goodwill acquired	19,266	1,341	5,439	132,079	158,125
Translation rate adjustments	3,544	6,777	—	—	10,321

Balance at December 31, 2004	$393,157	$79,539	$20,811	$132,079	$625,586

7.	ACQUISITIONS:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (cont.)
(Unaudited)

Based upon purchase price allocations, which may have components representing preliminary allocations with respect to recent acquisitions, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2004 and 2003, and the allocation of the purchase prices, were as follows:

	Six Months Ended
	December 31,
	2004	2003
(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$244,743	$33,611

Allocation of the purchase price:
Net tangible assets acquired, excluding deferred income taxes	$9,412	$5,222
Identifiable intangible assets	127,726	259
Goodwill	158,125	28,130
Deferred income tax liability	(50,520)	—

	$244,743	$33,611

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club, is generally not deductible for tax purposes due to the acquisition structure of the transaction.

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying restated condensed consolidated balance sheet of Regis Corporation as of December 31, 2004 and the related restated condensed consolidated statements of operations for the three and six month periods ended December 31, 2004 and 2003 and of cash flows for the six month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 2 to the accompanying condensed consolidated interim financial statements, the company restated its financial statements for the three and six month periods ended December 31, 2004 and 2003.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
January 26, 2005, except for Note 2, as to
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

See Note 2 to the Condensed Consolidated Financial Statements for a summary of the effect of this change on our Condensed Consolidated Balance Sheet as of December 31, 2004 and June 30, 2004 and the Condensed Consolidated Statement of Operations for the three and six month periods ended December 31, 2004 and 2003.

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

	For the Periods Ended December 31,
	Three Months		Six Months
	2004	2003	2004	2003
Service revenues	66.5%	64.9%	66.8%	65.3%
Product revenues	29.8	31.2	29.5	30.8
Franchise royalties and fees	3.7	3.9	3.7	3.9

Operating expenses:
Cost of service (1)	57.0	55.9	56.9	56.1
Cost of product (2)	52.7	52.2	52.5	52.7
Site operating expenses	8.3	8.3	8.4	8.3
General and administrative	11.9	11.5	11.7	11.6
Rent (as restated, see Note 2)	14.0	13.8	14.1	13.8
Depreciation and amortization	3.9	4.0	3.9	3.9

Operating income (as restated, see Note 2)	8.3	9.9	8.4	9.6
Income before income taxes (as restated, see Note 2)	7.5	9.1	7.6	8.8
Net income (as restated, see Note 2)	4.9	5.8	5.0	5.6

(1)	Computed as a percent of service revenues.

(2)	Computed as a percent of product revenues.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Rent	Revenues	Dollar	Percentage	Basis Point*
Three Months
2004 (as restated)	$75,117	14.0	$10,023	15.4%	20
2003 (as restated)	65,094	13.8	7,709	13.4	—
Six Months
2004 (as restated)	$147,625	14.1	$19,005	14.8%	30
2003 (as restated)	128,620	13.8	16,758	15.0	10

*	Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

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

Income Taxes

Our reported effective tax rate was as follows:

Periods Ended	Effective	Basis Point
December 31,	Rate	Improvement
Three Months
2004 (as restated)	34.0%	(230)
2003 (as restated)	36.3	(110)
Six Months
2004 (as restated)	34.8%	(160)
2003 (as restated)	36.4	(100)

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

Three Months Ended		Currency	Constant	Reported	Constant Currency
December 31, 2004	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$465,318	$1,806	$463,512	10.5%	10.1%
International salons	55,597	5,091	50,506	16.3	5.6
Beauty schools	8,032	297	7,735	116.8	108.8
Hair restoration centers	8,385	—	8,385	100.0	100.0

Total	$537,332	$7,194	$530,138	13.7%	12.2%

Income before income taxes (as restated, see Note 2):
North American salons	$62,812	$240	$62,572	(2.6)%	(3.0)%
International salons	5,618	489	5,129	3.6	(5.4)
Beauty schools	2,408	146	2,262	72.5	62.0
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate**	(32,248)	64	(32,312)	14.9	15.1

Total	$40,155	$939	$39,216	(7.1)%	(9.3)%

Six Months Ended		Currency	Constant	Reported	Constant Currency
December 31, 2004	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
Total revenues:
North American salons	$913,746	$2,702	$911,044	9.4%	9.0%
International salons	107,335	9,939	97,396	18.0	7.1
Beauty schools	14,088	471	13,617	108.7	101.7
Hair restoration centers	8,385	—	8,385	100.0	100.0

Total	$1,043,554	$13,112	$1,030,442	11.8%	10.4%

Income before income taxes (as restated, see Note 2):
North American salons	$123,946	$370	$123,576	(2.9)%	(3.2)%
International salons	12,396	1,124	11,272	28.3	16.6
Beauty schools	3,619	160	3,459	50.3	43.6
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate**	(62,255)	(10)	(62,245)	7.9	7.9

Total	$79,271	$1,644	$77,627	(3.4)%	(5.4)%

*	represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year

**	primarily general and administrative, corporate depreciation and amortization, and net interest expense

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

(Dollars in thousands)
Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2004 (as restated)	$62,812	13.5	$(1,665)	(2.6)%	(180)
2003 (as restated)	64,477	15.3	5,772	9.8	(40)
Six Months
2004 (as restated)	$123,946	13.6	$(3,720)	(2.9)%	(170)
2003 (as restated)	127,666	15.3	17,958	16.4	40

*	Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

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

LIQUIDITY AND CAPITAL RESOURCES

     Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	(Increase) Decrease*
December 31, 2004 (as restated)	40.5%	(990)
June 30, 2004 (as restated)	30.6	450

*	Change as compared to prior fiscal year end (June 30).

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

Total shareholders’ equity at December 31, 2004 and June 30, 2004 was as follows:

(Dollars in thousands)
	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
(as restated)
December 31, 2004	$763,787	$81,767	12.0%
June 30, 2004	682,020	123,494	22.1

*	Change as compared to prior fiscal year end (June 30).

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

Cash Flows

Operating Activities

Net cash provided by operating activities in the first six months of fiscal year 2005 and 2004 was $112.5 and $113.7 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2004	2003
Net income (as restated)	$51,676	$52,185
Depreciation and amortization	40,560	36,612
Deferred income taxes (as restated)	4,125	5,604
Accounts payable and accrued expenses	22,296	14,938
Inventories	(8,407)	4,883
Other (as restated)	2,285	(491)

	$112,535	$113,731

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q/A, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons and beauty schools that support its growth objectives; changes in key relationships with certain companies; changes in regulatory and statutory laws; changes in manufacturers’ choice of distribution channels; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth herein and in the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2004 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 4, 2004. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q, 10-Q/A and 8-K and Proxy Statements on Schedule 14A.

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

Management’s Consideration of the Restatement

In coming to the conclusion that our internal control over financial reporting was effective as of December 31, 2004, our management considered, among other things, the control deficiency related to the determination of lease terms, which resulted in the need to restate our previously issued financial statements as disclosed in Note 2 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q/A. After reviewing and analyzing the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 99, “Materiality,” Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” paragraph 29 and SAB Topic 5-F, “Accounting Changes Not Retroactively Applied Due to Immateriality,” and taking into consideration (i) that the restatement adjustments did not have a material impact on the financial statements of prior interim or annual periods taken as a whole; (ii) that the cumulative impact of the restatement adjustments on stockholders’ equity was not material to the financial statements of prior interim or annual periods; and (iii) that we decided to restate our previously issued financial statements solely because the cumulative impact of the error, if recorded in the current period, would have been material to the current year’s reported net income, our management concluded that the control deficiency that resulted in the restatement of the prior period financial statements was not in itself a material weakness.

Changes in Internal Controls

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company’s most recent evaluation, for the quarter ended December 31, 2004, of its disclosure controls and procedures utilized to compile information included in this filing.

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

Item 4. Submission of Matters to a Vote of Security Holders

On October 28, 2004, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors, the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and a proposal to approve the Company’s 2004 Long Term Incentive Plan and 2004 Short Term Incentive Plan took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	39,067,568	2,096,076
Paul D. Finkelstein	40,047,560	1,116,084
Thomas L. Gregory	39,998,565	1,165,079
Van Zandt Hawn	39,121,723	2,041,921
Susan Hoyt	40,000,089	1,163,555
David B. Kunin	37,880,116	3,283,527
Myron Kunin	39,361,025	1,802,618

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	40,562,822
Against	583,403
Abstain	17,419

2004 Long Term Incentive Plan:

Approve	27,438,669
Veto	6,759,542
Abstain	569,100

2004 Short Term Incentive Plan:

Approve	37,156,261
Veto	3,438,251
Abstain	569,131

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 2*	Purchase Agreement between Regis Corporation and Hair Club for Men and Women.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Exhibit was previously filed with the original filing of the Quarterly Report on Form 10-Q on February 9, 2005.

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