Form 10-K
period 2005-06-30
REGIS CORP
filed 2005-09-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

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

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2004, was approximately $1,972,000,000. The Registrant has no non-voting common stock.

The number of outstanding shares of the Registrant’s common stock, par value $.05 per share, as of August 31, 2005 was 45,104,427.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated September 24, 2005 are incorporated by reference into Parts I, II and III.

PART I

Item 1.         Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General Development of Business

In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value-priced salons located in department stores. Their son, Myron, bought the chain in 1958 and changed its name to Regis. Regis Corporation is listed on the NYSE under the ticker symbol “RGS.” Discussions of the general development of the business take place throughout this Annual Report on Form 10-K. During fiscal year 2005, there were no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business. However, in December 2004, the Company purchased Hair Club for Men and Women, in part, to expand the Company’s product and service offerings. The Company continues to acquire hair and retail product salons and beauty schools.

(b) Financial Information about Segments

Segment data for the years ended June 30, 2005, 2004 and 2003 are included in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c) Narrative Description of Business

The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	4
Industry Overview	4
Salon Business Strategy	4-8
Salon Concepts	8-14
Salon Franchising Program	14-16
Salon Markets and Marketing	16
Salon Education and Training Programs	16-17
Salon Staff Recruiting and Retention	17
Salon Design	17
Salon Management Information Systems	17-18
Salon Competition	18
Beauty School Business Strategy	18-20
Hair Restoration Business Strategy	20-21
Corporate Trademarks	21
Corporate Employees	21
Executive Officers	22-23
Corporate Community Involvement	23
Governmental Regulations	23

Background:

Based in Minneapolis, Minnesota, the Company’s primary business is owning, operating and franchising hair and retail product salons. In the last three years, the Company began acquiring and operating a limited number of beauty schools in North America and internationally. Additionally, in December 2004, the Company acquired Hair Club for Men and Women, a leading provider of hair restoration services. The Company’s worldwide operations include 10,879 company-owned and franchise salons, 90 hair restoration centers and 24 beauty schools at June 30, 2005. Each of the Company’s salon concepts offer similar salon products and services, concentrate on the mass-market consumer marketplace and generally display similar economic characteristics. The Company’s recently acquired beauty school locations offer similar education services to students. Services are marketed to potential students pursuing post-secondary education alternatives. The Company’s hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass-market consumer.

The Company is organized to manage its operations based on significant lines of business—salons, beauty schools and hair restoration centers. Salon operations are managed based on geographical location—North America and International. The Company’s North American salon operations include 6,551 corporate salons and 2,310 franchise salons. The Company’s international operations include 426 corporate salons and 1,592 franchise salons operating throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company’s worldwide salon locations operate under concepts such as Supercuts, Jean Louis David, Vidal Sassoon, Regis Salons, MasterCuts, Trade Secret, SmartStyle and Cost Cutters. During fiscal year 2005, the number of customer visits at the Company’s corporate salons approximated 100 million. The Company had approximately 55,000 corporate employees worldwide during fiscal year 2005.

Industry Overview:

Management estimates that annual revenues of the hair care industry are $53 billion in the United States and $150 billion worldwide. The hair salon, hair restoration and beauty school industries are each highly fragmented with the vast majority of locations independently owned and operated. However, the influence of chains, both franchise and company-owned, has increased substantially in all three industries. Management believes that chains will continue to have a significant influence on these markets and will continue to increase their presence. Management also believes that the demand for salon services, professional products and hair restoration services will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience.

Salon Business Strategy:

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

Salon Growth Opportunities.   The Company’s salon expansion strategy focuses on organic (new salon construction and same-store sales growth of existing salons) and salon acquisition growth.

Organic Growth.   The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons.

The Company’s long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. The Company plans to continue expansion not only in North America, but also in the United Kingdom and throughout continental Europe. Opportunities in Asian markets are also being explored.

A key component to successful North American and international organic growth relates to site selection, as discussed in the following paragraphs.

Salon Site Selection.   The Company’s salons are located in high-traffic locations, such as; regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company’s financial strength, successful salon operations and international recognition causes the Company to be an attractive tenant to landlords. In evaluating specific locations for both company-owned and franchise stores, the Company seeks conveniently located, visible locations which allow customers adequate parking and quick and easy store access. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, the strength of the major retailers within the area, location of competitors, proximity of other company-owned and franchise salons, traffic count, signage and other leasehold factors in a given center or area.

Because the Company’s different salon concepts target slightly different mass-market customer groups, more than one of the Company’s salon concepts may be located in the same real estate development. As a result, there are numerous leasing opportunities for all of its salon concepts.

While same-store sales growth plays an important part in the Company’s organic growth strategy, it is not critical to achieving the Company’s long-term revenue growth objectives. New salon construction and salon acquisitions (described below) are expected to generate low, double-digit revenue growth. Generating annual same-store sales increases in excess of two percent is, however, necessary to achieve the Company’s long-term earnings growth objective of low-to-mid teen earnings per share growth. The Company anticipates low single-digit same-store sales growth on an annual basis.

Pricing is a factor in same-store sales growth. The Company actively monitors the prices charged by its competitors in each market and makes every effort to maintain prices which remain competitive with prices of other salons offering similar services. Historically, the Company has not depended on price increases to drive same-store sales growth. However, in an effort to stimulate same-store sales growth, the Company increased prices at approximately 2,500 salons during calendar 2005, primarily during the first six months.

Salon Acquisition Growth.   In addition to organic growth, another key component of the Company’s growth strategy is the acquisition of salons. With an estimated two percent world-wide market share, management believes opportunities to acquire additional salons remain.

Over the past nearly twelve years, the Company has completed 339 acquisitions, adding 7,165 locations. Through acquisition, the Company has expanded in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, with strong retailers in the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 205 and 169 salons were remodeled in fiscal year 2005 and 2004, respectively.

Recent Salon Additions.   During fiscal year 2003, the Company added nearly 1,000 salons, net of closures and relocations. The Company constructed or franchised 672 new salons (397 company-owned and 275 franchise) and acquired 753 salons (555 company-owned and 198 franchise). The 555 acquired company-owned salons included 97 franchise salon buybacks. The Company’s most significant fiscal year 2003 salon acquisitions included 328 North American BoRics salons, 25 Vidal Sassoon salons, and 286 salons (including 196 franchise salons) from Opal Concepts.

During fiscal year 2004, net of closures and relocations, the Company added over 500 salons through new construction and acquisitions. The Company constructed or franchised 720 new salons (452 company-owned and 268 franchise). Additionally, the Company acquired 405 company-owned salons, including 206 franchise buybacks. The Company’s most significant fiscal year 2004 acquisition was 153 Holiday Hair Salons (primarily in Pennsylvania).

During fiscal year 2005, net of closures and relocations, the Company added over 700 salons through new construction and acquisitions. The Company constructed or franchised 810 new salons (525 company-owned and 285 franchise). Additionally, the Company acquired 451 salons (444 company-owned and 7 franchise salons). The 444 acquired company-owned salons included 139 franchise salon buybacks. The Company’s largest fiscal year 2005 salon acquisitions included 129 TGF Salons and 67 HeadStart salons.

Salon Closures.   The Company evaluates its salon performance on a regular basis. Upon evaluation, the Company may close a salon for operational performance or real estate issues. In either case, the closures generally occur at the end of a lease term and typically do not require significant lease buyouts. In addition, during the Company’s acquisition evaluation process, the Company may identify acquired salons that do not meet operational or real estate requirements. At the time of acquisition, generally limited value is allocated to these salons, which are usually closed within the first year.

During fiscal year 2005, 315 salons were closed; including 147 company-owned salons and 168 franchise salons. During fiscal year 2004, 338 salons were closed; including 148 company-owned salons and 190 franchise salons. During fiscal year 2003, 360 salons were closed; including 127 company-owned salons and 233 franchise salons. The number of franchise salons closed during fiscal year 2004 and 2003 were primarily the result of transition related closures associated with the Company’s acquisition of two franchise concepts in Europe.

Economies of Scale.   Management believes that due to its size and number of locations, the Company has certain advantages which are not available to single location salons or small chains. The Company has developed a comprehensive point of sale system to accumulate and monitor service and product sales trends, as well as assist in payroll and cash management. Economies of scale are realized through the support system offered by the home office. Additionally, due to its size, the Company has numerous financing and capital expenditure alternatives, as well as the benefits of buying retail products, supplies and salon fixtures directly from manufacturers. Furthermore, the Company can offer employee benefit programs, training and career path opportunities that are often superior to its smaller competitors.

Control Over Salon Operations.   The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten salons. Regional supervisors oversee the performance of five area supervisors or approximately 50 salons. Salon directors manage approximately 200 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company’s ability to expand successfully. In addition, the Company has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons’ point of sale system. This information is used to reconcile cash on a daily basis and is also reported to the Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker.

Consistent, Quality Service.   The Company is committed to meeting its customers’ hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. To promote quality and consistency of services provided throughout the Company’s salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company’s salons are haircutting and styling, hair coloring and waving, shampooing, conditioning and waxing. During fiscal year 2005, 2004 and 2003, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2005	2004	2003
Haircutting and styling (including shampooing & conditioning)	72%	73%	74%
Hair coloring	18	17	15
Hair waving	5	5	5
Waxing	2	2	2
Other	3	3	4
	100%	100%	100%

High Quality, Professional Products.   The Company’s salons merchandise nationally-recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are sold through professional salons. The top selling brands include Matrix, Paul Mitchell, Tigi, Redken, Sebastian, Nioxin, OPI and the Company’s various private label brands.

The Company has launched a product diversion website for the entire industry to use as a measurement tool to track diversion. Diversion involves the selling of salon-exclusive hair care products to discount retailers. Diversion is harmful to the consumer because diverted product is often old, tainted or damaged. It is also harmful to the salon owners and stylists because their credibility is questioned, as well as to manufacturers and distributors because their actions are scrutinized.

The Company has the most comprehensive assortment of retail products in the industry, with an estimated share of the North American retail beauty product market of up to 15 percent. Although the Company constantly strives to carry an optimal level of inventory in relation to consumer demand, it is more economical for the Company to have a higher amount of inventory on hand than to run the risk of being under-stocked should demand prove higher than expected. The extended shelf life and lack of seasonality related to the beauty products allows the cost of carrying inventory to be relatively low and lessens the importance of inventory turnover ratios. The Company’s primary goal is to maximize revenues rather than inventory turns.

The retail portion of the Company’s business complements its salon services business. The Company’s stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Additionally, customers are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the customer’s hair.

Salon Concepts:

The Company’s salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. Most of the Company’s salon concepts are located in regional malls, strip centers, life style centers, Wal-Mart Supercenters, high-street locations and department stores.

The Company’s North American salon operations consist of 8,861 salons (2,310 franchise), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company’s International salon operations consist of 2,018 hair care salons, including 1,592 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Under each concept below, the number of new salons expected to be opened within the upcoming fiscal year is discussed. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

The table on the following pages set forth the number of system-wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

SALON LOCATION SUMMARY

NORTH AMERICAN SALONS:	2005	2004	2003	2002	2001
REGIS SALONS
Open at beginning of period	1,085	1,095	1,016	981	912
Salons constructed	39	33	53	61	43
Acquired	13	4	72	17	65
Less relocations	14	10	12	17	17
Salon openings	38	27	113	61	91
Conversions	(1)	(2)	(2)	(1)	(1)
Salons closed	(29)	(35)	(32)	(25)	(21)
Total, Regis Salons	1,093	1,085	1,095	1,016	981
MASTERCUTS
Open at beginning of period	604	590	551	523	502
Salons constructed	47	34	47	42	33
Acquired	2	3	—	1	2
Less relocations	13	9	6	2	10
Salon openings	36	28	41	41	25
Conversions	1	1	2	1	1
Salons closed	(5)	(15)	(4)	(14)	(5)
Total, Mastercuts	636	604	590	551	523

	2005	2004	2003	2002	2001
TRADE SECRET
Company-owned salons:
Open at beginning of period	549	517	490	478	460
Salons constructed	56	26	34	34	39
Acquired	23	12	10	1	3
Franchise buybacks	—	2	—	—	—
Less relocations	17	5	4	11	7
Salon openings	62	35	40	24	35
Conversions	—	1	—	(1)	(2)
Salons closed	(14)	(4)	(13)	(11)	(15)
Total company-owned salons	597	549	517	490	478
Franchise salons:
Open at beginning of period	24	25	26	25	26
Salons constructed	—	1	—	1	—
Salon openings	—	1	—	1	—
Franchise buybacks	—	(2)	—	—	—
Salons closed	—	—	(1)	—	(1)
Total franchise salons	24	24	25	26	25
Total, Trade Secret	621	573	542	516	503

	2005	2004	2003	2002	2001
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	1,263	1,033	861	722	547
Salons constructed	194	174	168	125	152
Acquired	—	—	2	—	27
Franchise buybacks	45	61	12	17	11
Less relocations	1	—	5	1	4
Salon openings	238	235	177	141	186
Conversions	—	—	—	—	(9)
Salons closed	(4)	(5)	(5)	(2)	(2)
Total company-owned salons	1,497	1,263	1,033	861	722
Franchise salons:
Open at beginning of period	201	230	210	194	148
Salons constructed	29	33	33	37	39
Acquired	—	—	—	—	13
Less relocations	—	—	—	—	1
Salon openings	29	33	33	37	51
Conversions	—	—	—	—	9
Franchise buybacks	(45)	(61)	(12)	(17)	(11)
Salons closed	(1)	(1)	(1)	(4)	(3)
Total franchise salons	184	201	230	210	194
Total, SmartStyle/Cost Cutters in Wal-Mart	1,681	1,464	1,263	1,071	916
STRIP CENTERS
Company-owned salons:
Open at beginning of period	2,310	1,928	1,476	1,383	982
Salons constructed	167	166	85	69	114
Acquired	248	162	361	40	230
Franchise buybacks	94	133	85	36	111
Less relocations	21	8	3	2	8
Salon openings	488	453	528	143	447
Conversions	(3)	(8)	(13)	(4)	(13)
Salons closed	(67)	(63)	(63)	(46)	(33)
Total company-owned salons	2,728	2,310	1,928	1,476	1,383
Franchise salons:
Open at beginning of period	2,105	2,172	1,988	2,011	1,740
Salons constructed	154	146	147	150	131
Acquired(2)	7	—	198	—	292
Less relocations	13	10	10	12	10
Salon openings	148	136	335	138	413
Conversions	6	8	13	5	18
Franchise buybacks	(94)	(133)	(85)	(36)	(111)
Salons closed	(63)	(78)	(79)	(130)	(49)
Total franchise salons	2,102	2,105	2,172	1,988	2,011
Total, Strip Centers	4,830	4,415	4,100	3,464	3,394

	2005	2004	2003	2002	2001
INTERNATIONAL SALONS(1)
Company-owned salons:
Open at beginning of period	416	395	382	364	352
Salons constructed	22	19	10	18	35
Acquired	19	18	13	16	3
Franchise buybacks	—	10	—	—	—
Salon openings	41	47	23	34	38
Conversions	(3)	—	—	—	(3)
Salons closed	(28)	(26)	(10)	(16)	(23)
Total company-owned salons	426	416	395	382	364
Franchise salons:
Open at beginning of period	1,594	1,627	1,684	—	—
Salons constructed	102	88	95	69	—
Acquired(2)	—	—	—	1,664	—
Salon openings	102	88	95	1,733	—
Franchise buybacks	—	(10)	—	—	—
Salons closed	(104)	(111)	(152)	(49)	—
Total franchise salons	1,592	1,594	1,627	1,684	—
Total international salons	2,018	2,010	2,022	2,066	364

	2005	2004	2003	2002	2001
TOTAL SYSTEM-WIDE SALONS
Company-owned salons:
Open at beginning of period	6,227	5,558	4,776	4,451	3,755
Salons constructed	525	452	397	349	416
Acquired	305	199	458	75	330
Franchise buybacks	139	206	97	53	122
Less relocations	66	32	30	33	46
Salon openings	903	825	922	444	822
Conversions	(6)	(8)	(13)	(5)	(27)
Salons closed	(147)	(148)	(127)	(114)	(99)
Total company-owned salons	6,977	6,227	5,558	4,776	4,451
Franchise salons:
Open at beginning of period	3,924	4,054	3,908	2,230	1,914
Salons constructed	285	268	275	257	170
Acquired(2)	7	—	198	1,664	305
Less relocations	13	10	10	12	11
Salon openings	279	258	463	1,909	464
Conversions	6	8	13	5	27
Franchise buybacks	(139)	(206)	(97)	(53)	(122)
Salons closed	(168)	(190)	(233)	(183)	(53)
Total franchise salons	3,902	3,924	4,054	3,908	2,230
Total Salons	10,879	10,151	9,612	8,684	6,681

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

Regis Salons.   Regis Salons are primarily mall-based, full-service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion-conscious consumers. However, in recent years, the Company has begun to expand its Regis Salons into strip centers. As of June 30, 2005, 134 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 75 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products. Service revenues represent 82 percent of Regis Salons’ total revenues. The average ticket is approximately $33. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Vidal Sassoon, Jean Louis David (North America), Mia & Maxx Hair Studios, Hair by Stewarts and Heidi’s.

The average initial capital investment required for a new Regis Salon typically ranges from $195,000 to $210,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $425,000. During fiscal year 2006, the Company plans to open approximately 35 new Regis Salons.

MasterCuts.   MasterCuts is a full-service, mall-based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time-saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products.  The customer mix at MasterCuts salons historically contained a high percentage of men and children; however, in recent years, the customer mix has been split more evenly between men and women. In addition, MasterCuts private label haircare line was introduced into salons during fiscal year 2003. Service revenues compose approximately 78 percent of total revenues for this salon concept. The average sale at MasterCuts salons is approximately $16.

The average initial capital investment required for a new MasterCuts salon is typically $175,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $300,000. During fiscal year 2006, the Company plans to open approximately 20 new MasterCuts salons.

Trade Secret.   Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. Trade Secret’s retail selection consists of highly recognized brands, and the products carried change in tandem with changing trends. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products. Trade Secret’s primary customer base includes the female head of the household shopping for her entire family, as well as singles shopping for their own beauty products and accessories. Trade Secret salons are primarily mall-based; however, in recent years, the Company has begun to expand into strip centers. As of June 30, 2005, 75 company-owned Trade Secret salons were located in strip centers. The average ticket at Trade Secret is approximately $23.

The average initial capital investment required for a new Trade Secret salon is typically $195,000, excluding average opening inventory costs of approximately $40,000. Average annual salon revenues in a Trade Secret salon which has been open five years or more are approximately $450,000. During fiscal year 2006, the Company plans to open approximately 30 new corporate Trade Secret salons.

SmartStyle.   The SmartStyle salons share many operating characteristics of the Company’s other salon concepts; however, they are located entirely in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring, waving and waxing services as well as professional hair care products. In addition, professional retail product sales contribute solidly to overall revenues. The Company also has 184 franchise Cost Cutters salons located in Wal-Mart Supercenters.

Service revenues represent approximately 64 percent of SmartStyle’s total revenues. The average ticket at a SmartStyle salon is approximately $17.

The average initial capital investment required for a new SmartStyle salon is typically $30,000, excluding average opening inventory costs of approximately $10,000. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $250,000. During fiscal year 2006, the Company plans to open approximately 200 new corporate SmartStyle salons and approximately ten franchise salons in Wal-Mart Supercenters.

Strip Center Salons.   The Company’s Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

Supercuts.   The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. Service revenues represent 75 to 80 percent of Supercuts’ total corporate revenues. The average sale at a corporate Supercuts salon is approximately $12.

The average initial capital investment required for a new Supercuts salon is typically $105,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a corporate Supercuts salon which has been open five years or more are approximately $275,000. During fiscal year 2006, the Company plans to open approximately 75 new corporate Supercuts salons, and anticipates that franchisees will open approximately 115 new franchise Supercuts salons.

Cost Cutters (franchise salons).   The Cost Cutters concept is a full-service salon concept providing value-priced hair care services for men, women and children. These full-service salons also sell a complete line of professional hair care products. Franchise revenues from Cost Cutters salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. During fiscal year 2006, the Company anticipates that Cost Cutters franchisees will open 60 new salons.

In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

Promenade Salons.   Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters, BoRics, Magicuts, Holiday Hair and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and permanent wave, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent 80 to 85 percent of total company-owned strip center revenues. The average sale for a company-owned strip center salon is approximately $15.

The average initial capital investment required for a new Promenade Salon within this group typically ranges from $65,000 to $85,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $250,000. During fiscal year 2006, the Company plans to open approximately 90 new Promenade Salons.

Other Franchise Concepts.   This group of franchise salons includes primarily First Choice Haircutters, Magicuts, Pro-Cuts and Haircrafters. These concepts function primarily in the high volume, value-priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under Promenade Salons. During fiscal year 2006, the Company anticipates that franchisees will open approximately 30 new franchise strip center salons.

International Salons.   The Company’s International Salons are comprised of company-owned and franchise salons operating in Europe primarily under the Jean Louis David, St. Algue, Supercuts, Regis, Trade Secret and Vidal Sassoon concepts. Nearly 80 percent of the 2,018 international salons are franchised under the Jean Louis David and St. Algue concepts. The International Regis, Trade Secret and Supercuts salons operated in the United Kingdom and are company-owned. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically £100,000 for a Regis Hairstylists salon, £50,000 for a Supercuts UK salon and £100,000 to £125,000 for an international Trade Secret salon. Average annual salon revenues for a salon which has been open five years or more typically range from £300,000 to £600,000 in a Regis Hairstylists salon, £150,000 to £300,000 in a Supercuts UK salon and £500,000 to £600,000 in an international Trade Secret salon. During fiscal year 2006, the Company plans to open approximately 30 new company-owned international salons, as well as approximately 105 new international franchise salons. Certain International salon concepts are further described below.

Vidal Sassoon.   The Company’s International Vidal Sassoon salons are located in the United Kingdom and Germany. Vidal Sassoon is one of the world’s most recognized names in hair fashion and appeals to women and men looking for a prestigious full-service hair salon. Salons are usually located on prominent highstreet locations and offer a full range of custom hairstyling, cutting, coloring and permanent wave, as well as hair care products. The initial capital investment required is typically over £250,000. The Company does not plan to build any new salons in fiscal 2006. For a mature Vidal Sassoon salon, the average annual revenues are typically in excess of £550,000.

Jean Louis David (JLD).   These franchise salons offer full-service hair care without an appointment. Salons are located in European cities, with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. Jean Louis David salons are located in France, Italy, Spain, Poland, Belgium and Switzerland.

St. Algue.   This concept represents fashion-forward, full-service franchise salons known for creativity and an emphasis on personal style. No appointment needed. Salons are located in European cities with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. Salons are located mainly in France, with some locations in Switzerland, Portugal, Italy, Germany and Poland.

Salon Franchising Program:

General.   The Company has various franchising programs supporting its 3,902 franchise salons as of June 30, 2005, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Haircrafters, Pro Cuts, St. Algue and JLD. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

Standards of Operations.   The Company does not control the day-to-day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve location, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to company-established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company’s field personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with the standards for each franchising program. All of the rights afforded the Company with regard to the franchise operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchise salons.

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

Franchisee Training.   The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The Company provides store managers and stylists with extensive technical training for Supercuts franchises.  For further description of the Company’s education and training programs, see the “Salon Education and Training Programs” section of this document.

Salon Markets and Marketing:

The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its concepts targeting certain customer types and positioning each concept in the marketplace. Print, radio, television and billboard advertising are developed and supervised at the Company’s headquarters, but most advertising is done in the immediate market of the particular salon.

Most franchise concepts maintain separate Advertising Funds (the “Funds”), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchise, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system-wide activities. This intensive advertising program creates significant consumer awareness, a strong concept image and high loyalty.

Salon Education and Training Programs:

The Company has an extensive hands-on training program for its stylists which emphasizes both technical training in hairstyling and cutting, hair coloring, perming and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive a professional and quality service, which the Company believes will result in more repeat customers, referrals and product sales.

The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD-based programs. The Company was the first in its industry to develop a DVD-based training system in its salons and currently has over 50 DVDs designed to enhance technical skills of stylists.

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

Salon Staff Recruiting and Retention:

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

The size of the Company’s salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of normal tenant improvements and furnishing of a new salon, including inventories, normally ranges from approximately $30,000 to $210,000, depending on the size of the salon and the concept. Less than ten percent of all new salons fall within a higher bracket and will cost between $200,000 and $400,000 to furnish. Of the total leasehold costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own design and real estate department, which designs and supervises the leasehold installations, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing salons. The design and real estate staff focuses on visual appeal, efficient use of space, cost and rapid completion times.

Salon Management Information Systems:

The Company utilizes a point-of-sale (POS) information system in all its company-owned salons which collects data daily from each salon. The data is consolidated into several management systems maintained at the corporate office. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system then sends the amount expected to be deposited to the corporate office, where the amount is reconciled with local depository balances transferred into a centralized corporate bank account on a daily basis. Point-of-sale information is also used to generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and to generate customer data for use in identifying and anticipating industry trends for purposes of pricing and staffing. The Company has expanded the corporate information systems to deliver on-line information of product sales to improve its inventory control system, including monthly replenishment recommendations for a salon. Management believes that its information systems provide advantages in planning and analysis which are generally not available to a majority of its competitors.

Salon Competition:

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

Significant entry barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of difference versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations.

Beauty School Business Strategy:

The Company is currently pursuing acquisitions of beauty schools in North America. Operating beauty schools is complementary to the salon business as it allows the Company to attract, train and retain valuable employees. The Company expects to open and acquire additional beauty schools in the future in order to take advantage of this opportunity. The principle activity of the beauty schools is the teaching of beauticians to prepare for their licensing. The activities also include clinic and school sales of products to students and customers and other miscellaneous sales. Subjects available for enrollment include cosmetology, nail art and esthetic programs. Most schools are certified by the U.S. Department of Education (ED) for participation in Federal Title IV Student Financial Assistance Programs. As of June 30, 2005, the Company operated 24 such facilities. The for-profit beauty school industry represents approximately 1,000 schools generating an estimated $1 billion annually. Beauty schools are highly profitable and offer predictable cash flows. Given the attractive unit economics and the fact that Regis Corporation is the largest employer of beauty school graduates, the Company seeks to be the largest operator of beauty schools, primarily through the acquisition of existing schools.

Following is a summary of the Company’s beauty school locations:

	2005	2004	2003
Beauty schools:
Open at beginning of period	11	5	—
Acquired	13	6	5
Total beauty schools	24	11	5

Beauty School Growth Opportunities.   The Company’s beauty school expansion strategy currently focuses on school acquisitions. However, the Company plans to supplement acquisition growth with new school construction as permitted by the Department of Education (ED).

Beauty School Organic Growth.   Initially, organic growth from beauty schools will come primarily from increases in enrollment and tuition increases. Longer-term, organic growth will be supplemented with new school construction.

The Company’s long-term outlook for organic expansion remains strong. Given the recent trends in the domestic unemployment rate, the Company believes that the post-secondary education market will remain attractive for the foreseeable future. Additionally, the Company believes students will be attracted to its schools for reasons unique to Regis Corporation. Given its long history of educating stylists, the Company seeks to improve curriculum and training techniques in its schools. Also, as the largest employer in the beauty industry, the Company believes these schools may provide a continuous pipeline of strong job applicants upon graduation.

Beauty School Acquisition Growth.   To date, the Company has acquired all 24 beauty schools that it currently operates. The Company’s first beauty school acquisition came as part of the fiscal year 2003 acquisition of Vidal Sassoon which included five beauty schools. In June 2004, the Company acquired six Blaine Beauty Career Schools operating in the Massachusetts market. During fiscal year 2005, the Company acquired 13 schools in four transactions; these included, five Pierre’s School of Cosmetology in Maine, four Natural Motion Member Schools in New Jersey, three Scot Lewis schools in Minnesota and one Arthur Angelo School in Rhode Island.

The beauty school industry is highly-fragmented and dominated by small, independent operators. For this reason, the Company believes there remain numerous acquisition candidates.

Title IV Eligible Beauty Schools

During fiscal year 2004, the Company purchased its first Title IV eligible beauty schools and, as indicated above, purchased additional schools in fiscal year 2005. The Company owns and operates these beauty schools under the names Blaine the Beauty Career Schools, Natural Motion Member Schools, Scot Lewis Schools, Arthur Angelo and Pierre’s School of Cosmetology. Vidal Sassoon Academies are not Title IV eligible and therefore the discussions of accreditation and licensing, financing student education and regulation below do not apply to Vidal Sassoon Academies.

Accreditation and Licensing

The Company’s beauty schools are subject to numerous regulations including oversight, approvals and licensing by ED, accrediting agencies, state education bodies and program specific agencies. ED authorizes legislation regarding student loans, grants and other funding. In addition, ED approves accrediting agencies and conducts periodic compliance reviews of institutions. Accrediting agencies verify that institutions meet specific standards established by the respective agency including completion and placement rates. State education bodies approve institutions eligibility to operate in their state, process student complaints and provide oversight concerning state education regulations.

The beauty schools are accredited through accreditation associations recognized by ED. Accreditation by an accrediting body recognized by ED is necessary for a school to be eligible to participate in federally sponsored financial aid programs. See “Financing Student Education” below.

Financing Student Education

Most students attending the beauty schools utilize federal government grants and / or the Federal Family Education Loan programs available under the Higher Education Act of 1965 (“HEA”), and various programs administered thereunder to finance their tuition. Currently, each beauty school is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Subsidized Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans benefits. Also, some students are eligible for assistance under the Department of Labor’s Workforce Investment Act. State grants are sometimes offered to students enrolled in educational programs of the type offered by the Company’s schools. However, many restrictions typically apply in qualifying and maintaining eligibility for participation in these state programs.

Regulation

Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. The Company monitors compliance through periodic visits to the individual beauty schools by Home Office staff. Failure to materially comply with such regulations at any of the Campuses could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Additionally, these aid programs require accreditation by the schools.

Hair Restoration Business Strategy:

In December 2004, the Company acquired Hair Club for Men and Women (Hair Club), the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club for Men and Women offers a solution for anyone experiencing or anticipating hair loss. The Company’s operations consist of 90 locations (49 franchise) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share at approximately 5 percent.

In an effort to provide privacy to its customers, Hair Club for Men and Women offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2005:

2005
Company-owned hair restoration centers:
Acquired	42
Sites closed	(1)
Total company-owned hair restoration centers	41
Franchise hair restoration centers:
Acquired	49
Total franchise hair restoration centers	49
Total hair restoration centers	90

Hair Restoration Growth Opportunities.   The Company’s hair restoration center expansion strategy focuses on organic (successfully converting new leads into customers at existing centers, broadening the menu of services and products at each location and to a lesser extent, new center construction) and acquisition growth.

Organic Growth.   The hair restoration centers’ business model is driven by productive lead generation that ultimately produces recurring customers. The primary marketing vehicle is direct response television in the form of infomercials that create leads into the hair restoration centers’ telemarketing center. Call center employees receive calls and schedule a consultation at a local hair restoration corporate or franchise center. At the consultation, sales consultants assess the needs of each individual client and educate them on the hair restoration centers’ suite of hair loss solutions.

The Company’s long-term outlook for organic expansion remains strong due to several factors, including favorable industry dynamics, addressing new market opportunities, menu expansion, developing new locations and new cross-marketing initiatives. The aging “baby boomer” population is expanding the number of individuals within the hair restoration centers’ target market. This group of individuals are entering their peak years of disposable income and have demonstrated a willingness to improve their physical appearance.

In 2003, Hair Club began marketing to women and changed its name to Hair Club for Men and Women. This represents a large and relatively untapped market. Women now represent approximately 45 percent of new customers.

Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers’ product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2005, nine locations were equipped and staffed to perform the procedure. Currently, a total of 19 hair restoration centers offer this service to their customers, as these persons will travel for this surgical procedure. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

The Company’s corporate and franchise hair restoration centers are located in markets representing 72 percent of all U.S. television (TV) households. The Company’s hair restoration centers advertise on cable TV to over 93 million households, or 85 percent of the total U.S. There is an opportunity to add a limited number of new centers in under-penetrated markets. Additionally, the Company is currently investigating international expansion opportunities.

The Company plans to implement cross-marketing initiatives into select hair salons in an effort to cost-effectively drive additional traffic to its hair restoration center’ call centers. The Company experienced over 17 million customer visits to its hair restoration centers during fiscal year 2005. The Company believes that many of these customers or their friends, relatives and spouses may be interested in its hair restoration centers’ products and services. These initiatives will not replace the hair restoration centers’ infomercial marketing tactics, but rather serve as incremental lead generation.

Hair Restoration Acquisition Growth.   The Company plans to supplement organic growth with opportunistic acquisition activity. The hair restoration industry is comprised of a highly-fragmented group of 4,000 locations. This landscape provides an opportunity for consolidation. Given the existing coverage of Hair Club locations, it is anticipated that transactions may involve the acquisition of customer lists, rather than physical locations.

Corporate Trademarks:

The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are “Regis Salons,” “Supercuts,” “MasterCuts,” “Trade Secret,” “SmartStyle,” “Cost Cutters,” “Hair Masters,” “Jean Louis David,” “Saint Algue,” “First Choice Haircutters,” “Magicuts” and “Hair Club for Men and Women.”

“Vidal Sassoon” is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Vidal Sassoon name for existing salons and academies, and new salon development.

Although the Company believes the use of these trademarks is an element in establishing and maintaining its reputation as a national operator of high-quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use, the Company’s success and continuing growth are the result of the quality of its salon location selections and real estate strategies.

Corporate Employees:

During fiscal year 2005, the Company had approximately 55,000 full- and part-time employees worldwide, of which an approximately 49,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

Information relating to Executive Officers of the Company follows:

Name	Age	Position
Myron Kunin	76	Vice Chairman of the Board of Directors
Paul D. Finkelstein	63	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	50	Executive Vice President, Chief Financial and Administrative Officer
Eric A. Bakken	38	Vice President, General Counsel and Secretary
Melissa Boughton	50	Senior Vice President, Real Estate
Bruce Johnson	52	Senior Vice President, Design and Construction
Mark Kartarik	49	Senior Vice President, Regis Corporation and President, Franchise Division
Gordon Nelson	54	Senior Vice President, Fashion, Education and Marketing
Kris Bergly	44	Chief Operating Officer, Promenade Salon Concepts and MasterCuts
C. John Briggs	61	Chief Operating Officer, SmartStyle Family Hair Care
Sharon Kiker	60	Chief Operating Officer, Regis Salons
Norma Knudsen	47	Chief Operating Officer, Trade Secret
Andrew Cohen	42	President, International Division
Raymond Duke	54	Senior Vice President, International Managing Director, U.K.
Vicki Langan	49	Chief Operating Officer, Supercuts

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

Gordon Nelson has served as Senior Vice President, Fashion, Education and Marketing of the Company since 1994 and as Vice President from 1989 to 1994.

Kris Bergly was elected Chief Operating Officer, Style America in March 1999. He has served as Chief Operating Officer of Promenade Salon Concepts since April 1998 and of MasterCuts since June 2005, as well as Vice President of Salon Operations from 1993 to 1998.

C. John Briggs was elected Chief Operating Officer, SmartStyle in March 1999, and has served as Vice President, Regis Operations since 1988.

Sharon Kiker has served as Chief Operating Officer, Regis Salons since June 2005. She served as Chief Operating Officer of Mall Salons, overseeing Regis Salons and MasterCuts Family Haircutters, from 2004 through June 2005. She was elected Chief Operating Officer, Regis Salons in April 1998 and served as Vice President, Salon Operations from 1989 to 1998. She was elected Chief Operating Officer of MasterCuts Family Haircutters during fiscal year 2003.

Norma Knudsen was elected Chief Operating Officer, Trade Secret in February 1999 and has served as Vice President, Trade Secret Operations since 1995.

Andrew Cohen was elected Chief Operating Officer, International in April 2002 and has served as Vice President, Salon Operations since 1998.

Raymond Duke was elected Senior Vice President, International Managing Director, U.K. in February, 1999 and has served as Vice President since 1992.

Vicki Langan was elected Chief Operating Officer, Supercuts in April 2001 and has served as Vice President, Supercuts Operations since November 1997.

Corporate Community Involvement:

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

Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education’s Title IV Higher Education Act of 1965. For the students to receive financial assistance at the school, the beauty schools must maintain eligibility requirements established by the U.S. Department of Education. The Company thoroughly researches each potential acquisition to ensure they remain in good standing with the U.S. Department of Education. The Company believes each of its existing schools are compliant.

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

Item 2.                          Properties

The Company’s corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota owned by the Company. On May 2, 2005, the Company entered into a ten-year operating lease agreement for a 102,448 square foot building, also located in Edina. The Company plans to expand into this fourth building during the latter half of fiscal year 2006. This new lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years. The Company also operates small offices in Toronto, Ontario, Coventry, England, London, England, Paris, France and Boca Raton, Florida. These offices are occupied under long-term leases.

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

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in general and administrative expenses in the Consolidated Statement of Operations, and subsequently paid during the second quarter of fiscal year 2004.

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

As of August 31, 2005, Regis shares were owned by approximately 25,500 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $40.95 per share on August 31, 2005.

	2005		2004
Fiscal Quarter	High	Low	High	Low
1st Quarter	$43.86	$38.51	$35.37	$29.22
2nd Quarter	46.68	40.75	41.18	32.62
3rd Quarter	45.82	39.39	44.54	38.93
4th Quarter	42.15	34.27	46.00	41.17

The Company paid quarterly dividends of $0.03 per share during the first and second quarters of fiscal year 2004. During the third and fourth quarters of fiscal year 2004 and in each quarter of fiscal year 2005, the Company paid dividends of $0.04 per share. The Company expects to continue its quarterly dividend rate of $0.04 per share for the foreseeable future.

(c)    Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of the Company’s stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2005, 2004, and 2003, a total accumulated 2.4, 1.8, and 1.3 million shares have been repurchased for $76.5, $53.4 and $30.9 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

All repurchases of the Company’s common stock during the quarter ended June 30, 2005 were part of this repurchase program. The following table shows the monthly, fourth quarter fiscal year 2005 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)
4/1/05 - 4/30/05	—	—	—	$35,108
5/1/05 - 5/31/05	320,515	$36.30	320,515	123,473 *
6/1/05 - 6/30/05	—	—	—	123,473
Total	320,515	$36.30	320,515	$123,473

*                    In May 2005, the BOD elected to increase the maximum allowed for repurchase under the stock repurchase program from $100.0 to $200.0 million

Item 6.                          Selected Financial Data

The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Item 8.

	2005		2004	2003	2002		2001
Revenues(d)	$2,194,294		$1,923,143	$1,684,530	$1,454,191		$1,311,621
Operating income	137,890	(c)	178,748	157,113	131,919		107,617
Net income	64,631		104,218	85,555	70,855	(a)	52,035	(b)
Net income per diluted share	1.39		2.26	1.89	1.60		1.24
Total assets	1,725,976		1,271,859	1,112,955	957,190		736,505
Long-term debt, including current portion	568,776		301,143	301,757	299,016		261,558
Dividends declared	$0.16		$0.14	$0.12	$0.12		$0.12

(a)          An income tax benefit related to the implementation of certain tax strategies increased reported net income by approximately $1.8 million in fiscal year 2002. The majority of the nonrecurring benefit was realized through the amendment of previous tax filings.

(b)          Effective July 1, 2001, Regis changed its accounting to discontinue the amortization of goodwill. In fiscal year 2001, goodwill amortization reduced reported net income by $8,866.

(c)           During fiscal year 2005, the Company wrote down the carrying value of its European business to reflect its estimated fair value, resulting in a goodwill impairment charge of $38.3 million. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

(d)          Revenues from salons, schools or hair restorations centers acquired each year were $181.2, $122.3, $152.9, $46.8 and $94.4 million during fiscal years 2005, 2004, 2003, 2002 and 2001, respectively.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the beauty industry’s global leader in beauty salons, hair restoration centers and education. As of June 30, 2005, our worldwide operations included 10,879 system-wide North American and international salons, 90 hair restoration centers and 24 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 8,861 salons, including 2,310 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,018 salons, including 1,592 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 41 corporate and 49 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 20 locations in the United States and four locations in the United Kingdom. During fiscal year 2005, we had approximately 55,000 corporate employees worldwide.

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

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and an investment grade balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. We anticipate that we will add between 800 to 1,100 net salons each year through a combination of organic, acquisition and franchise growth.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred corporate salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single-digit same-store sales increases. Based on current fashion and economic cycles (e.g., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2006 consolidated same-store sales increase to be below the low end of our long-term outlook range.

Historically, our salon acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2005, we completed 339 acquisitions, adding a net of 7,165 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

Hair Restoration Business

In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is the industry leading provider of hair loss solutions with an estimated five percent share of the $4 billion domestic market. This industry is comprised of approximately 4,000 locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon, nor dilutive to, our existing salon and school businesses.

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

Our organic growth plans for the beauty school business include the construction of new locations; however, due to U.S. Department of Education policies, we will be limited in the number of new schools we are able to construct in the immediate future. The success of a beauty school location is not dependent on good visibility or strong customer traffic; however, access to parking and/or public transportation is important. The success of existing and newly constructed schools is dependent on effective marketing and recruiting to attract new enrollees.

For a discussion of our near-term expectations, please refer to the Investor Information section of our website at www.regiscorp.com.

CRITICAL ACCOUNTING POLICIES

The Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our Consolidated Financial Statements.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Item 8 of this Form 10-K. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Goodwill

We review goodwill for impairment annually or at any time events or circumstances indicate that the carrying value may not be fully recoverable. According to our accounting policy, an annual review is performed in the third quarter of each year, or more frequently if indicators of potential impairment exist. Our impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed organic growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount and tax rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. We generally consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill naturally resides.

During the quarter ending March 31, 2005, we reduced our expectations for the European business based on recent growth trends. Based on the results of our third quarter fiscal year 2005 goodwill impairment testing, which factored in these revised growth trend expectations, we wrote down the carrying value of the European business to reflect its estimated fair value. As a result, we recorded a pre-tax, non-cash charge of $38.3 million during the third quarter. Two of the most significant assumptions underlying the determination of fair value of goodwill for our European business are discount and tax rates. In connection with the measurement we performed during the third quarter, a 100 basis point increase in the discount rate we used would have resulted in an impairment charge of approximately $42.1 million instead of $38.3 million, while a 100 basis point decrease in the discount rate would have resulted in an impairment charge of approximately $34.5 million. Additionally, a five percent increase in the tax rate would have resulted in an impairment charge of approximately $40.3 million instead of $38.3 million, while a five percent decrease in the tax rate would have resulted in an impairment charge of approximately $37.3 million.

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

Purchase Price Allocation

We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies.

Revenue Recognition

Company-owned salon revenues, beauty school revenues from services performed or products sold, and service and product sale revenues occurring in hair restoration centers which do not require future services, along with the related gross margins, are recorded at the time of sale. This treatment results as services are provided or delivery occurs (for product revenues), and the customer’s payment is received, at the time of sale. There are minimal accounting judgments and uncertainties affecting the application of this policy. Based on historical results, refunds to the customer represent less than one percent of total company-owned revenues. The vast majority of returns and refunds occur within a matter of days of the original sales transaction. A significant increase in returns or refunds could have a material impact on revenues disclosed in the Consolidated Financial Statements.

Beauty school tuition payments are originally recorded as deferred revenues. The earnings process is culminated once the Company performs under the terms of the contract (i.e., instructs a class). Therefore, revenue is recognized and deferred revenue is reversed proportionally as the classes are held. Based on this practice, little judgment is exercised related to recognizing beauty school tuition revenues. However, we must estimate our expected exposure to refunds and uncollectible accounts, which are recorded as a reduction to tuition revenues. A significant variance between expected and actual refunds could have a material impact on revenues disclosed in the Consolidated Financial Statements.

Payments for services performed under customer contracts covering a specified time span in the hair restoration centers are originally recorded as deferred revenues. The earnings process is culminated once the Company performs under the terms of the contract. Therefore, revenue is recognized and deferred revenue is reversed on a straight-line basis over the course of contract period, which could vary slightly from the actual timing of services performed under the contract.

Cost of Product Used and Sold

Product costs are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least twice a year and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions. During fiscal year 2005, we performed physical inventory counts in September 2004, February 2005 and April/May 2005 and adjusted our estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on our gross margin.

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

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on its estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when management determines the liabilities are no longer necessary. If management’s estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2003 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2001. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from the Company’s Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Years Ended June 30,
	2005	2004	2003
Service revenues	66.8%	66.1%	66.4%
Product revenues	29.6	30.1	29.6
Franchise royalties and fees	3.6	3.8	4.0
Operating expenses:
Cost of service(1)	57.0	56.5	56.4
Cost of product(2)	51.8	52.5	51.5
Site operating expenses	8.3	8.5	8.4
General and administrative	11.9	11.2	11.6
Rent	14.2	14.0	14.0
Depreciation and amortization	4.2	3.9	4.0
Goodwill impairment	1.7	0.0	0.0
Operating income	6.3	9.3	9.3
Income before income taxes	5.3	8.5	8.1
Net income	2.9	5.4	5.1

(1)          Computed as a percent of service revenues.

(2)          Computed as a percent of product revenues.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, hair restoration centers, beauty schools, franchise royalties, franchise fees and product and equipment sales to franchisees. During fiscal year 2005, consolidated revenues increased 14.1 percent to a record $2.2 billion. During fiscal year 2004, consolidated revenues increased 14.2 percent to $1.9 billion. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
North American salons:
Regis	$475,736	$476,107	$435,212
MasterCuts	172,792	173,415	170,288
Trade Secret	252,934	242,604	209,671
SmartStyle	351,741	294,564	227,527
Strip Center	621,008	518,856	468,121
Total North American Salons	1,874,211	1,705,546	1,510,819
International salons	226,784	202,454	169,426
Beauty schools	33,911	15,143	4,285
Hair restoration centers	59,388	—	—
Consolidated revenues	$2,194,294	$1,923,143	$1,684,530
Percent change from prior year	14.1%	14.2%	15.8%
Salon same-store sales increase	0.9%	2.6%	1.2%

Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on that specific day of the week during the corresponding prior period. Annual salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in revenue attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 14.1 and 14.2 percent increases in consolidated revenues during fiscal year 2005 and 2004, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
Factor	2005	2004
Acquisitions (previous twelve months)	9.4%	7.1%
Organic growth	4.3	6.1
Foreign currency	1.1	1.7
Closed salons	(0.7)	(0.7)
	14.1%	14.2%

We acquired 444 and 405 company-owned salons during the years ended June 30, 2005 and 2004, respectively, including 139 franchise buybacks during fiscal year 2005 and 206 during fiscal year 2004. Additionally, we acquired 13 and six beauty schools in fiscal year 2005 and 2004, respectively, and 42 company-owned hair restoration centers in fiscal year 2005. The organic growth stemmed from the construction of 525 and 452 company-owned salons during the twelve months ended June 30, 2005 and 2004, respectively, as well as consolidated same-store sales increases. During fiscal year 2005 and 2004, the foreign currency impact was driven by the weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Service Revenues.   Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. Total service revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2005	$1,466,336	$195,104	15.3%
2004	1,271,232	153,670	13.8
2003	1,117,562	153,678	15.9

The growth in service revenues in fiscal year 2005 and 2004 were driven primarily by acquisitions (including the acquisition of the hair restoration centers during fiscal year 2005) and organic growth in our salons (new salon construction and same-store sales growth). During fiscal year 2004 and continuing into fiscal year 2005, same-store service sales in our salons continued to be modest due to a slight lengthening of customer visitation patterns stemming from a fashion trend towards longer hairstyles.

Product Revenues.   Product revenues are primarily comprised of retail sales at company-owned salons, sales of product and equipment to franchisees, and retail product sales made by our beauty schools and hair restoration centers. Total product revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2005	$648,420	$70,141	12.1%
2004	578,279	78,993	15.8
2003	499,286	59,724	13.6

Fiscal year 2005 product revenue percentage increases were not as robust as the prior fiscal year primarily due to lower same-store product sales increases in our company-owned salons. The large increase in same-store product sales during fiscal year 2004 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons and the introduction of the Matrix product line to Trade Secret salons.

Franchise Royalties and Fees.   Total franchise revenues, which include royalties and franchise fees, were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2005	$79,538	$5,906	8.0%
2004	73,632	5,950	8.8
2003	67,682	16,937	33.4

Total franchise locations open at June 30, 2005 and 2004 were 3,951 (including 49 franchise hair restoration centers) and 3,924, respectively. The modest growth in total franchise locations resulted primarily from new salon construction and the acquisition of the hair restoration centers, but was largely offset by franchise buybacks and closures. We purchased 139 and 206 of our franchise salons during the twelve months ended June 30, 2005 and 2004, respectively. A total of 168 and 190 franchise salons were closed during the twelve months ended June 30, 2005 and 2004, respectively.

Favorable foreign currency exchange rate fluctuations caused consolidated franchise revenues to increase 3.3 and 6.2 percent during the years ended June 30, 2005 and 2004, respectively. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues increased 4.7 and 2.6 percent in the years ended June 30, 2005 and 2004, respectively. The fiscal year 2005 increase was primarily due to the acquisition of 49 franchise hair restoration centers, as well as opening more new international franchise salons during fiscal year 2005 as compared to the prior fiscal year. During fiscal year 2004, exclusive of the impact of foreign currency exchange rate fluctuations, franchise royalties and fees remained relatively flat as compared to the prior fiscal year.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

		Margin as % of
	Total	Service and Product	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$942,671	44.6%	$115,168	13.9%	(10)
2004	827,503	44.7	97,939	13.4	(40)
2003	729,564	45.1	107,664	17.3	80

*       Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).   Service margin was as follows:

	Service	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$629,887	43.0%	$77,179	14.0%	(50)
2004	552,708	43.5	65,091	13.3	(10)
2003	487,617	43.6	69,760	16.7	20

*       Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margins during the year ended June 30, 2005 was primarily related to increased payroll taxes and an increased cost of goods used in services during fiscal year 2005. The slight basis point decrease in service margins during fiscal year 2004 was primarily related to an increase in credit card processing fees and state unemployment taxes, partially offset by improved payroll costs as a percent of service revenues.

Product Margin (Excluding Depreciation).   Product margin for the years ended June 30, 2005, 2004, and 2003, was as follows:

	Product	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$312,784	48.2%	$37,989	13.8%	70
2004	274,795	47.5	32,848	13.6	(100)
2003	241,947	48.5	37,904	18.6	210

*       Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in product margins for the year ended June 30, 2005 was due to the impact of product sales in the hair restoration centers, which have higher product margins than our salon business. This favorable impact was softened by an upward adjustment to the usage percentage to reflect current trends towards the sale of lower margin products and an increase to our slow-moving product reserve in response to changing product lines. The fiscal year 2004 basis point decrease in product margins was primarily due to the prior fiscal year’s favorable physical inventory result stemming from a count performed in the fall of that year, which contributed approximately $2.8 million to fiscal year 2003 reported net income. The favorable physical inventory result was accounted for as a change in estimate associated with inventory gross profit margins (and thus reduced the cost of product sales) and was driven primarily by our ability to negotiate favorable terms with our suppliers due to our size and volume of purchases. We subsequently adjusted our cost of goods usage percentages based on the results of this physical inventory.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

		Expense as %
	Site	of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$183,056	8.3%	$19,691	12.1%	(20)
2004	163,365	8.5	21,192	14.9	10
2003	142,173	8.4	18,258	14.7	(10)

*       Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses during the year ended June 30, 2005 was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of total revenue. During fiscal year 2004, site operating expenses were relatively consistent as a percent of total revenues as compared to the prior fiscal year.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. G&A costs were as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$260,207	11.9%	$45,597	21.2%	70
2004	214,610	11.2	19,047	9.7	(40)
2003	195,563	11.6	36,941	23.3	70

*       Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in G&A costs as a percent of total revenues during fiscal year 2005 was primarily due to the addition of the hair restoration centers, which have slightly higher G&A costs as a percent of total revenues due to the marketing-intensive nature of that business, as well as increased professional fees related to the June 30, 2005 Sarbanes-Oxley 404 compliance effort and legal fees stemming from a law suit related to the Fair Labor Standards Act. Additionally, we identified an issue relating to the potential taxability of certain benefits provided to our employees during the fourth quarter of fiscal year 2005. We established an accrual during our fourth fiscal quarter to address this matter and are currently in the process of resolving this issue. During fiscal year 2004, G&A costs improved as a percent of total consolidated revenues primarily due to salon same-store sales increasing at a faster rate than the fixed cost components of G&A.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$310,984	14.2%	$41,555	15.4%	20
2004	269,429	14.0	33,781	14.3	—
2003	235,648	14.0	36,434	18.3	30

*       Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in this fixed-cost expense as a percent of total revenues was primarily due to rent increasing at a faster rate than salon same-store sales during the year ended June 30, 2005. During fiscal year 2004, rent expense remained consistent as a percent of consolidated revenues compared to the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization expense (D&A) was as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended June 30,	D&A	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$91,753	4.2%	$16,770	22.4%	30
2004	74,983	3.9	8,234	12.3	(10)
2003	66,749	4.0	7,774	13.2	(10)

*       Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in this expense category as a percent of total revenues was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during the second quarter of fiscal year 2005. During fiscal year 2004, D&A remained relatively consistent as a percent of total consolidated revenues compared to the prior fiscal year.

Interest

Interest expense was as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Interest	Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$24,385	1.1%	$7,321	42.9%	20
2004	17,064	0.9	(4,330)	(20.2)	(40)
2003	21,394	1.3	2,384	12.5	—

*       Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the year ended June 30, 2005 was primarily due to an increase in our debt level stemming from fiscal year 2005 acquisition activity, including the hair restoration centers and additional beauty schools. The fiscal year 2004 decrease in interest, and improvement as a percent of total consolidated revenues, stemmed from our strong cash flow and lower outstanding debt balance as a result of the timing of acquisitions. In addition, the expiration of $55.0 million of pay-fixed, receive-variable interest rate swaps in the fourth quarter of fiscal year 2003 contributed to the improvement, as a larger percentage of our total debt was subject to lower short-term variable interest rates.

Income Taxes

Our reported effective tax rate was as follows:

	Effective	Basis Point (Increase)
Years Ended June 30,	Rate	Improvement
2005	44.5%	(850)
2004	36.0	140
2003	37.4	30

The increase in our overall effective tax rate for the years ended June 30, 2005 was solely related to the goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes. Excluding the impact of the goodwill impairment charge, our effective tax rate improved by 250 basis points during fiscal year 2005, primarily due to the successful settlement of our federal audit and the reinstated Work Opportunity Credit during fiscal year 2005 (see Note 8 to the Consolidated Financial Statements). The improvement in our fiscal year 2004 overall effective tax rate was also due to a larger percentage of our income being generated in lower rate international tax jurisdictions.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

Effects of Inflation

We compensate some of our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of company-owned salon revenues to remain relatively constant. Accordingly, this provides us certain protection against inflationary increases, as payroll expense and related benefits (our major expense components) are variable costs of sales. In addition, we may increase pricing in our salons to offset any significant increases in wages. Nevertheless, we estimate that we must achieve an annual same-store sales increase in excess of two percent to offset the impact of inflationary pressures on fixed costs, such as rent, site operating expenses and general and administrative expenses in order to achieve our long-term earning objectives.

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In the years ended June 30, 2005 and 2004, foreign currency translation had a positive impact on total consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	For the Year Ended June 30, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
	(Dollars in thousands)
Total revenues:
North American salons	$1,874,211	$6,032	$1,868,179	9.9%	9.5%
International salons	226,784	13,636	213,148	12.0	5.3
Beauty schools	33,911	597	33,314	123.9	120.0
Hair restoration centers	59,388	—	59,388	100.0	100.0
Total	$2,194,294	$20,265	$2,174,029	14.1%	13.0%
Income before income taxes:
North American salons	$248,080	$800	$247,280	(0.5)%	(0.9)%
International salons	(18,133)	(1,100)	(17,033)	(180.7)	(175.8)
Beauty schools	7,466	203	7,263	43.2	39.3
Hair restoration centers	12,264	—	12,264	100.0	100.0
Corporate**	(133,220)	(13)	(133,207)	16.6	16.6
Total	$116,457	$(110)	$116,567	(28.5)%	(28.4)%

	For the Year Ended June 30, 2004
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
	Amount	Benefit (Loss)	Amount	(Decrease)*	(Decrease)*
	(Dollars in thousands)
Total revenues:
North American salons	$1,705,546	$7,800	$1,697,746	12.9%	12.4%
International salons	202,454	19,826	182,628	19.5	7.8
Beauty schools	15,143	792	14,351	253.4	234.9
Hair restoration centers	—	—	—	100.0	100.0
Total	$1,923,143	$28,418	$1,894,725	14.2%	12.5%
Income before income taxes:
North American salons	$249,410	$1,089	$248,321	9.2%	8.7%
International salons	22,479	2,228	20,251	3.6	(6.7)
Beauty schools	5,215	294	4,921	407.3	378.7
Hair restoration centers	—	—	—	100.0	100.0
Corporate**	(114,265)	(2)	(114,263)	(0.1)	(0.1)
Total	$162,839	$3,609	$159,230	19.1%	16.4%

*                    represents the percentage increase (decrease over reported amounts in the corresponding period of the prior fiscal year

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

North American Salons

North American Salon Revenues.   Total North American salon revenues were as follows:

		Increase Over Prior Fiscal Year		Same-Store
Years Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
	(Dollars in thousands)
2005	$1,874,211	$168,665	9.9%	0.8%
2004	1,705,546	194,727	12.9	2.2
2003	1,510,819	175,708	13.2	0.7

The percentage increases during the years ended June 30, 2005 and 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
	2005	2004
Acquisitions (previous twelve months)	5.9%	6.7%
Organic growth	4.1	6.2
Foreign currency	0.4	0.5
Franchise revenues	(0.1)	0.1
Closed salons	(0.4)	(0.6)
	9.9%	12.9%

We acquired 425 and 377 company-owned North American salons during the twelve months ended June 30, 2005 and 2004, respectively, including 139 and 196 franchise buybacks. The organic growth stemmed primarily from the construction of 503 and 433 company-owned salons in North America during the twelve months ended June 30, 2005 and 2004, respectively. The foreign currency impact during the years ended June 30, 2005 and 2004 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income.   Operating income for the North American salons was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$248,080	13.2%	$(1,330)	(0.5)%	(140)
2004	249,410	14.6	20,935	9.2	(50)
2003	228,475	15.1	14,490	6.8	(90)

*                    Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in North American salon operating income during the year ended June 30, 2005 was primarily related to decreased margins stemming from lower vendor rebates due to a decrease in our level of purchases from certain vendors during fiscal year 2005, an upward adjustment to the usage percentage to reflect current trends towards the sale of lower margin products and an increase to our slow-moving product reserve in response to changing product lines. Additionally, an adjustment to the weighted average cost associated with our private label product line negatively impacted our product margins in the North American salons. Additionally, rent increased at a faster rate than North American salon same-store sales during the year ended June 30, 2005 and payroll taxes were higher as a percent of North American salon revenues than in the prior fiscal year. The decrease in North American salon operating income as a percent of total revenues during the year ended June 30, 2004 was primarily due to an increase in credit card processing fees and state unemployment taxes as compared to the prior fiscal year.

International Salons

International Salon Revenues.   Total international salon revenues were as follows:

		Increase Over Prior Fiscal Year		Same-Store
Years Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
	(Dollars in thousands)
2005	$226,784	$24,330	12.0%	2.3%
2004	202,454	33,028	19.5	4.9
2003	169,426	50,346	42.3	6.0

The percentage increases during the years ended June 30, 2005 and 2004 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
	2005	2004
Acquisitions (previous twelve months)	1.7%	7.3%
Organic growth	6.1	3.4
Foreign currency	6.7	11.7
Franchise revenues	0.8	(0.8)
Closed salons	(3.3)	(2.1)
	12.0%	19.5%

We acquired 19 and 28 company-owned international salons during the twelve months ended June 30, 2005 and 2004, respectively. The organic growth stemmed from the construction of 22 and 19 company-owned international salons during the twelve months ended June 30, 2005 and 2004, respectively, as well as international same-store sales increases. The same-store sales increases in the international salons were not as robust as in the prior years primarily due to slower growth of the European economy over the past two years. The foreign currency impact during fiscal year 2005 and 2004 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income (Loss).   Operating income (loss) for the international salons was as follows:

	Operating	Operating Income (Loss) as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income (Loss)	% of Total Revenues	Dollar	Percentage	Basis Point*
	(Dollars in thousands)
2005	$(18,133)	(8.0)%	$(40,612)	(180.7)%	(1,910)
2004	22,479	11.1	785	3.6	(170)
2003	21,694	12.8	25,367	690.6	1,590

*                    Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in international salon operating income during the years ended June 30, 2005 was primarily due to the goodwill impairment charge of $38.3 million during the third quarter of the current fiscal year. The primary factor that led to the impairment charge was slower than expected growth of the European economy. Exclusive of the goodwill impairment charge, international salon operating income decreased as a percent of international revenues compared to the prior fiscal year primarily due to higher payroll costs (including severance payments related to the franchise operations in France), as well as the fixed cost components of G&A increasing at a faster rate than the same-store sales in the international salons. The decrease in international salon operating income as a percent of total revenues during the year ended June 30, 2004 was primarily due to an upward adjustment in the cost of goods usage percentage primarily based on a change in the mix of products carried and sold.

Beauty Schools

Beauty School Revenues.   Total beauty schools revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar		Percentage
	(Dollars in thousands)
2005	$33,911	$18,768		123.9%
2004	15,143	10,858		253.4
2003	4,285	N/A	(a)	N/A	(a)

(a)           We did not own or operate any beauty schools until December of 2002 (i.e., the second quarter of fiscal year 2003).

The percentage increases during the years ended June 30, 2005 and 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended June 30,
	2005	2004
Acquisitions (previous twelve months)	114.2%	166.9%
Organic growth	5.8	68.0
Foreign currency	3.9	18.5
	123.9%	253.4%

We acquired 13 and six beauty schools during the twelve months ended June 30, 2005 and 2004, respectively. The foreign currency impact during the year ended June 30, 2005 and 2004 was driven by the weakening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income.   Operating income for our beauty schools was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar		Percentage		Basis Point*
	(Dollars in thousands)
2005	$7,466	22.0%	$2,251		43.2%		(1,240)
2004	5,215	34.4	4,187		407.3		1,040
2003	1,028	24.0	N/A	(a)	N/A	(a)	N/A	(a)

(a)           We did not own or operate any beauty schools until December of 2002 (i.e., the second quarter of fiscal year 2003).

*                    Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We have since expanded by acquiring six beauty schools during fiscal year 2004, and 13 additional schools during fiscal year 2005. Therefore, the year-over-year fluctuations in beauty school operating income stem primarily from our integration of the new beauty schools and changes in the mix of beauty schools due to these acquisitions.

Hair Restoration Centers

As discussed in Note 3 to the Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004. Therefore, our operating results for the year ended June 30, 2005 include only seven months of operations from this acquired entity (referred to as hair restoration centers for segment reporting purposes). Refer to Note 11 of the Consolidated Financial Statements for the results of operations related to the hair restoration centers which were included in our Consolidated Statement of Operations and Note 3 for related pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, was as follows:

	Debt to	Basis Point (Increase)
Fiscal Year	Capitalization	Improvement
2005	43.0%	(1,240)
2004	30.6	450
2003	35.1	530

The increase in debt over the prior fiscal year was driven by the $210 million acquisition of Hair Club for Men and Women with debt during December 2004, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at June 30, 2005 and 2004 were as follows:

	Total	$ Increase Over	% Increase Over
June 30,	Assets	Prior Year	Prior Year
	(Dollars in thousands)
2005	$1,725,976	$454,117	35.7%
2004	1,271,859	158,904	14.3

Acquisitions, including the acquisition of Hair Club for Men and Women in December 2004, were primarily funded by a combination of operating cash flows, debt and the assumption of acquired liabilities.

Total shareholders’ equity at June 30, 2005 and 2004 was as follows:

	Shareholders’	$ Increase Over	% Increase Over
June 30,	Equity	Prior Year	Prior Year
	(Dollars in thousands)
2005	$754,712	$72,692	10.7%
2004	682,020	123,494	22.1

During fiscal year 2005 and 2004, equity increased as a result of net income, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, and additional paid-in capital recorded in connection with the exercise of stock options and stock issued for business acquisitions, partially offset by share repurchases under our stock repurchase program.

Cash Flows

Operating Activities

Cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Net income	$64,631	$104,218	$85,555
Depreciation and amortization	91,753	75,547	67,399
Goodwill impairment	38,319	—	—
Accounts payable and accrued expenses	31,626	(3,844)	18,378
Tax benefit from employee stock plans	9,088	8,314	4,090
Inventories	(17,974)	(462)	(31,145)
Deferred income taxes	(9,257)	15,340	2,781
Other	7,545	6,551	4,061
	$215,731	$205,664	$151,119

During fiscal year 2005, accounts payable and accrued expenses increased primarily due to an increase in inventory, as well as the timing of advertising expenses and income tax payments. Inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales. The goodwill impairment charge resulted from a write-off related to the international salon segment. During fiscal year 2004, deferred income taxes increased primarily due to differences in the book and tax treatment of depreciation and amortization methodologies associated with property and equipment and goodwill.

Investing Activities

Net cash used in investing activities was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Salon and school acquisitions	$(118,915)	$(99,734)	$(66,880)
Hair restoration center acquisition	(209,652)	—	—
Capital expenditures for new salon construction	(48,322)	(28,542)	(28,418)
Capital expenditures for remodels or other additions	(34,737)	(36,192)	(32,339)
Capital expenditures for the corporate office (including all technology-related expenditures)	(18,038)	(9,342)	(16,703)
Proceeds from the sale of assets	846	432	1,273
	$(428,818)	$(173,378)	$(143,067)

The company-owned constructed and acquired salons (including 139, 206 and 97 franchise buybacks in fiscal years 2005, 2004 and 2003, respectively) consisted of the following number of salons in each concept:

	Years Ended June 30,
	2005		2004		2003
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	39	13	33	4	53	72
MasterCuts	47	2	34	3	47	—
Trade Secret	56	23	26	14	34	10
SmartStyle	194	45	174	61	168	14
Strip Center	167	342	166	295	85	446
International	22	19	19	28	10	13
	525	444	452	405	397	555

Additionally, we acquired 13 and six beauty schools in fiscal year 2005 and 2004, respectively, as well as 42 company-owned and 49 franchise hair restoration centers in fiscal year 2005. During fiscal years 2005, 2004 and 2003, we completed 205, 169 and 179 major remodeling projects, respectively.

Financing Activities

Net cash provided by or used in financing activities resulted from the following:

	Financing Cash Flows For the Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Net borrowings (payments) of long-term debt	$280,625	$(12,224)	$18,529
Proceeds from the issuance of common stock	17,257	17,347	7,051
Repurchase of common stock	(23,117)	(22,548)	(21,694)
Net (payments) borrowings on revolving credit facilities	(22,650)	6,625	(32,225)
Dividend payments	(7,149)	(6,166)	(5,202)
Other	(2,472)	118	(2,720)
	$242,494	$(16,848)	$(36,261)

The net borrowing of long-term debt was primarily used to fund acquisitions, and are discussed below and in Note 4 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. In the third quarter of fiscal year 2004, the quarterly dividend was increased from its historical rate of $0.03 per share to $0.04 per share.

New Financing Arrangements

Fiscal Year 2005

We acquired Hair Club for Men and Women in December 2004 for approximately $210 million. The acquisition was financed with approximately $110 million of debt under our existing revolving credit facility and $100 million of senior term notes issued under an existing agreement, with interest rates ranging from 4.0 to 4.9 percent and maturation dates between November 2008 and November 2011.

On April 7, 2005 we entered into an amendment and restatement of our existing revolving credit facility with a syndicate of eight banks. Among other changes, this amendment and restatement increased the borrowing capacity under the facility from $250.0 million to $350.0 million, extended the facility’s expiration date to April of 2010, reduced the spread charged for certain borrowings under the facility, and modified certain financial covenants.

As so amended, the credit agreement includes financial covenants and other customary terms and conditions for credit facilities of this type. The amended and restated revolving credit agreement contains several affirmative and negative covenants. The most restrictive of these is a fixed charge coverage ratio test. Under the terms of the agreement, we may not allow our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) to drop below 1.65 on a rolling four quarter basis. The maturity date for the facility may be accelerated upon the occurrence of various events of default, including breaches of the credit agreement, certain cross-default situations, certain bankruptcy-related situations, and other customary events of default for a facility of this type. The interest rates under the facility vary and are based on a bank’s reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio determined by a formula tied to our debt and adjusted income.

In addition, on April 7, 2005, we issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 0.52 percent over LIBOR. As for the $100 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

The Master Note Purchase Agreement includes financial covenants and other customary terms and conditions for debt of this type. The most restrictive of these is a fixed charge coverage ratio test, as described above. Under the terms of the Note Purchase Agreement, the company may not allow its ratio of EBITDAR to fixed charges to drop below 1.50 on a rolling four quarter basis. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy-related situations, and other customary events of default for debt of this type.

In anticipation of our new Master Note Purchase Agreement discussed above, we entered into a First Amendment to Note Purchase Agreement with respect to an existing Note Purchase Agreement dated as of March 1, 2002. We closed on the amendment on April 7, 2005. The amendment modified certain financial covenants so that they would be more consistent with the financial covenants in the new Master Note Purchase Agreement.

Fiscal Year 2004

In the second quarter of fiscal year 2004, we entered into an $11.9 million term loan related to our Salt Lake City Distribution Center. The loan has a rate of 7.16 percent and matures in November of fiscal year 2011.

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

Acquisitions

Acquisitions are discussed throughout Management’s Discussion and Analysis in this Item 8, as well as in Note 3 to the Consolidated Financial Statements. The most significant of these acquisitions relates to the purchase of the hair restoration centers; refer to Note 3 of the Consolidated Financial Statements for related pro forma information. The remainder of the acquisitions, individually and in the aggregate, were not material to our operations. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2005:

	Within	Payments due by period		More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$14,591	$90,347	$127,177	$317,158	$549,273
Capital lease obligations	5,156	10,446	3,901	—	19,503
Other long-term liabilities	1,623	2,703	2,699	19,166	26,191
Total on-balance sheet	21,370	103,496	133,777	336,324	594,967
Off-balance sheet(a):
Operating lease obligations	274,102	435,922	266,552	230,814	1,207,390
Other long-term obligations	605	423	1,167	2	2,197
Total off-balance sheet	274,707	436,345	267,719	230,816	1,209,587
Total	$296,077	$539,841	$401,496	$567,140	$1,804,554

(a)          In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

On-Balance Sheet Obligations

Our long-term obligations are composed primarily of senior term notes and a revolving credit facility. The related interest expected to be paid in relation to these obligations is not included in the table above because of the variable nature of certain interest payments. Additionally, certain senior term notes are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” At June 30, 2005, $0.6 million of our long-term obligations represents the fair value of the adjustments made to mark these hedge contracts to fair value and an additional $1.9 million represents a deferred gain related to the termination of certain interest rate hedge contracts.

Other long-term liabilities in the contractual obligations table include a total of $12.9 million related to a salary deferral program, $8.0 million related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees, $4.9 million related to the Executive Profit Sharing Plan (see Note 9) and $0.4 million related to contractual payments required under non-compete agreements entered into in conjunction with recent acquisitions. All amounts exclude amounts deemed to represent interest payments.

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

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $12.9 and $10.7 million at June 30, 2005 and 2004, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. Refer to Note 9 of the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

Operating leases primarily represent long-term obligations for the rental of salon, school and hair restoration center premises, including leases for company-owned locations, as well as salon franchisee subleases of approximately $146.0 million, which are funded by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

Other long-term obligations represent our guarantees, primarily entered into prior to December 31, 2002, on a limited number of equipment lease agreements between our salon franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.2 million at June 30, 2005, terminate at various dates between June 2006 and April 2009. The Company has not experienced and does not expect any material loss to result from these arrangements.

In certain salon franchise area development agreements, a buyback program was included allowing the franchisee to require us to purchase all of their salon assets within a specified market for 90 percent of their original cost within two years from the date of the franchisee opening their first salon. As of June 30, 2005, 15 existing franchise salons were covered by such agreements and the related maximum potential amount of undiscounted future payments was estimated to be approximately $1.0 million. This potential obligation is not included in the table above as the opportunity or the timing of the potential expenditures cannot be reasonably estimated. We have not and do not expect to incur material expenditures under the buyback program as the program has been discontinued with respect to any new franchise area development agreements and most franchisees who were offered the program in the past choose to continue operating the salons themselves. Further, in the case of a franchisee initiating the buyback program, we anticipate finding another franchisee to purchase the salons directly rather than purchasing them ourselves.

We have interest rate swap contracts, as well as a cross-currency swap to hedge a portion of our net investment in foreign operations. See Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” for a detailed discussion of our derivative instruments.

We do not have other unconditional purchase obligations, or significant other commercial commitments such as commitments under lines of credit and standby repurchase obligations or other commercial commitments. We have a standby letter of credit of $29.1 million related to our self-insurance program. Therefore, $29.1 million of our committed line of credit under our revolving credit facility is restricted.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2005. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

Financing activities are discussed on pages 47-48 and in Note 4 to the Consolidated Financial Statements, and derivative activities are discussed in Note 5 to the Consolidated Financial Statements and Item 7A., “Quantitative and Qualitative Disclosures about Market Risk.”

Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2005, we have available an unused committed line of credit amount of $314.2 million under our existing revolving credit facility. This amount excludes $29.1 million related to a standby letter of credit stemming from our self-insurance program.

Dividends

We paid dividends of $0.16 per share during fiscal year 2005, $0.14 per share during fiscal year 2004 and $0.12 per share during fiscal year 2003. On August 24, 2005, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 21, 2005 to shareholders of record on September 7, 2005.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2005, 2004 and 2003, a total accumulated 2.4, 1.8 and 1.3 million shares have been repurchased for $76.5, $53.4 and $30.9 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at June 30, 2005, $123.5 million remain to be repurchased under this program.

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

Impact of Key Relationships

We maintain key relationships with certain companies, including Wal-Mart. Termination of these relationships could have an adverse impact on our ability to grow or future operating results.

Impact of Fashion

Changes in consumer tastes and fashion trends can have an impact on our financial performance.

Impact of Changes in Regulatory and Statutory Laws

With more than 10,000 locations and 55,000 employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

Impact of Competition

Competition on a market-by-market basis remains strong. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition.

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

Impact of Changes to Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. See discussion in Item 7A., “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. Refer the constant currency discussion within Management’s Discussion and Analysis in the Item 7 for a detailed analysis.

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

Product diversion could have a material adverse impact on our product revenues.

The retail products that we sell are meant to be sold exclusively by professional salons. However, incidents of product diversion occur. Diversion involves the selling of salon-exclusive hair care products to discount retailers, and the diverted product is often old, tainted or damaged. Diversion could result in adverse publicity that harms the commercial prospects of our products, as well as lower product revenues should consumers choose to purchase diverted product from discount retailers rather than purchasing from one of our salons.

The results of operations from our hair restoration centers may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology.

The hair loss industry, including surgical procedures, is characterized by rapidly changing technology. The introduction of new technologies and products could render our current product and service selection obsolete or unmarketable. We must continually anticipate the emergence of, and adapt our products and services to, new technologies.

Failure to comply with extensive regulations could have a material adverse effect on our beauty school business and failure of our beauty school campuses to comply with extensive regulations could result in financial penalties, loss or suspension of federal funding.

A number of our beauty schools’ students pay tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, our beauty schools are subject to extensive regulation by these agencies. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements. If one of our beauty schools were to violate any of these regulatory requirements, the regulatory agencies could place limitations on or terminate our beauty schools’ receipt of federal student financial aid funds, which could have a material adverse effect on our beauty school business, results of operations or financial condition.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons that support its growth objectives; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries. The Company has established policies and procedures that govern the management of these exposures. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company’s policies and use of financial instruments.

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates may impact the Company’s interest expense by approximately $1.6 million. As of June 30, 2005 and 2004, the Company had the following outstanding debt balances:

	June 30,
	2005	2004
	(Dollars in thousands)
Fixed rate debt	$413,526	$202,543
Variable rate debt	155,250	98,600
	$568,776	$301,143

In addition, the Company has entered into the following financial instruments:

Interest Rate Swap Contracts:

The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and variable rate debt. Generally, the terms of the interest rate swap agreements contain quarterly settlement dates based on the notional amounts of the swap contracts.

(Pay fixed rates, receive variable rates)

The Company had an interest rate swap contract that paid fixed rates of interest and received variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at June 30, 2004, which was accounted for as a cash flow swap. This swap contract matured during June 2005 and, therefore, the Company holds no cash flow swaps at the end of fiscal year 2005.

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

(Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $48.5 and $81.0 million notional amount at June 30, 2005 and 2004, respectively, with maturation dates between July 2005 and July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. This remaining notional amount of $20.0 million was terminated during the fourth quarter of fiscal year 2005. See Note 5 to the Consolidated Financial Statements for further discussion.

Tabular Presentation:

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2005 through June 30, 2010. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30,
	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$19,747	$33,780	$66,813	$78,546	$43,466	$217,158	$459,510	$473,898
Average interest rate	7.2%	7.6%	5.3%	6.9%	5.4%	5.8%	6.0%
Variable rate (U.S.$)					$6,750	$100,000	$106,750	$106,750
Average interest rate					5.2%	5.1%	5.1%
Total liabilities	$19,747	$33,780	$66,813	$78,546	$50,216	$317,158	$566,260	$580,648
Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$12,500	$22,000	$9,000	$5,000			$48,500	$(594)
Average pay rate**	5.8%	7.1%	5.9%	6.0%			6.4%
Average receive rate**	6.9%	7.9%	7.1%	7.1%			7.4%

**               Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2005.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2005, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates.

The table below provides information about the Company’s net investments in foreign operations and derivative financial instruments by functional currency and presents such information in United States (U.S.) dollar equivalents. The table summarizes the Company’s exposure to foreign currency translation risk related to its net investments in its foreign subsidiaries along with the associated cross-currency instrument with a notional amount of $21.3 million to partially hedge the Company’s Euro foreign currency exposure related to its $70.9 million net foreign investment. The cross-currency swap hedged approximately nine and seven percent of the Company’s net investments in total foreign operations at June 30, 2005 and 2004, respectively.

Net Investments:
(U.S.$ Equivalent in thousands)
Net investment (CND)	$73,799
Net investment (EURO)	70,904
Net investment (GBP)	56,832
Foreign Currency Derivative:
Fixed-for-fixed cross currency swap (Euro/U.S.)
Euro amount	€23,782
Average pay Euro rate	8.29%
U.S.$ amount	$21,284
Average receive U.S. rate	8.39%

The cross-currency swap derivative financial instrument expires in fiscal year 2007. At June 30, 2005 and 2004, the Company’s net investment in this derivative financial instrument was in an $8.5 and $8.7 million loss position, respectively, based on its estimated fair value. See Note 5 to the Consolidated Financial Statements for further discussion.

Item 8.                          Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Management’s Annual Report on Internal Control over Financial Reporting	57
Reports of Independent Registered Public Accounting Firm	58
Consolidated Balance Sheet as of June 30, 2005 and 2004	60
Consolidated Statement of Operations for each of the three years in the period ended June 30, 2005	61
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for each of the three years in the period ended June 30, 2005	62
Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 2005	63
Notes to Consolidated Financial Statements	64
Quarterly Financial Data (unaudited)	97

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company, including the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a - 15(f) and 15(d) - 15(f) of the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management has excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 certain elements of the internal control over financial reporting of Hair Club for Men and Women (Hair Club). Hair Club was acquired by the Company in a material purchase business combination in December 2004. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related functions, processes and systems were integrated into the Company’s existing internal control over financial reporting and related functions, processes and systems. Those elements of the acquired businesses’ internal control over financial reporting that were not integrated into the Company’s existing internal control over financial reporting have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005.

The excluded elements represent controls over accounts representing 14.4 percent of our consolidated assets, 6.5 percent of the consolidated liabilities, 2.7 percent of the consolidated revenues, 2.3 percent of the consolidated operating expenses and 8.9 percent of consolidated operating income for the year ended June 30, 2005.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on the evaluation, management has concluded the Company’s internal control over financial reporting was effective as of June 30, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

We have completed an integrated audit of Regis Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Regis Corporation changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003 in accordance with Statement No. 123, Accounting for Stock-Based Compensation.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management has excluded certain elements of the internal control over financial reporting of Hair Club for Men and Women (Hair Club) from its assessment of the Company’s internal control over financial reporting as of June 30, 2005 because Hair Club was acquired by the Company in a purchase business combination during fiscal year 2005. Subsequent to the acquisition, certain elements of the acquired businesses’ internal control over financial reporting and related processes were integrated into the Company’s existing systems and internal control over financial reporting. Those controls that were not integrated have been excluded from management’s assessment of the effectiveness of internal control over financial reporting as of June 30, 2005. We have also excluded these elements of the internal control over financial reporting of Hair Club from our audit of the Company’s internal control over financial reporting. Hair Club is a wholly-owned subsidiary of Regis Corporation. The excluded elements represent controls over accounts of approximately 14.4 percent of consolidated assets, 6.5 percent of consolidated liabilities, 2.7 percent of the consolidated revenues, 2.3 percent of the consolidated operating expenses and 8.9 percent of consolidated operating income.

/s/ PRICEWATERHOUSECOOPERS LLP
Minneapolis, Minnesota
September 9, 2005

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	June 30,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$102,718	$73,567
Receivables, net	47,752	35,033
Inventories	184,609	161,304
Deferred income taxes	17,229	15,285
Other current assets	28,341	28,253
Total current assets	380,649	313,442
Property and equipment, net	435,324	381,903
Goodwill	646,510	457,140
Other intangibles, net	208,800	79,174
Other assets	54,693	40,200
Total assets	$1,725,976	$1,271,859
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$19,747	$19,128
Accounts payable	64,111	53,112
Accrued expenses	178,192	129,721
Total current liabilities	262,050	201,961
Long-term debt	549,029	282,015
Other noncurrent liabilities	160,185	105,863
Total liabilities	971,264	589,839
Commitments and contingencies (Notes 6 and 7)
Shareholders’ equity:
Preferred stock, authorized 250,000 shares at June 30, 2005 and 2004
Common stock, $.05 par value; issued and outstanding, 44,952,002 and 44,283,949 common shares at June 30, 2005 and 2004, respectively	2,248	2,214
Additional paid-in capital	229,871	220,204
Accumulated other comprehensive income	46,124	40,615
Retained earnings	476,469	418,987
Total shareholders’ equity	754,712	682,020
Total liabilities and shareholders’ equity	$1,725,976	$1,271,859

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars and shares in thousands, except per share amounts)

	Years Ended June 30,
	2005	2004	2003
Revenues:
Service	$1,466,336	$1,271,232	$1,117,562
Product	648,420	578,279	499,286
Royalties and fees	79,538	73,632	67,682
	2,194,294	1,923,143	1,684,530
Operating expenses:
Cost of service	836,449	718,524	629,945
Cost of product	335,636	303,484	257,339
Site operating expenses	183,056	163,365	142,173
General and administrative	260,207	214,610	195,563
Rent	310,984	269,429	235,648
Depreciation and amortization	91,753	74,983	66,749
Goodwill impairment	38,319	—	—
Total operating expenses	2,056,404	1,744,395	1,527,417
Operating income	137,890	178,748	157,113
Other income (expense):
Interest	(24,385)	(17,064)	(21,394)
Other, net	2,952	1,155	1,055
Income before income taxes	116,457	162,839	136,774
Income taxes	(51,826)	(58,621)	(51,219)
Net income	$64,631	$104,218	$85,555
Net income per share:
Basic	$1.45	$2.37	$1.98
Diluted	$1.39	$2.26	$1.89
Weighted average common and common equivalent shares outstanding:
Basic	44,622	44,014	43,292
Diluted	46,380	46,145	45,229
Cash dividends declared per common share	$0.16	$0.14	$0.12

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained		Comprehensive
	Shares	Amount	Capital	Income	Earnings	Total	Income
	(Dollars in thousands)
Balance, June 30, 2002	43,040,381	$2,152	$194,859	$3,938	$240,582	$441,531
Net income					85,555	85,555	$85,555
Foreign currency translation adjustments				22,001		22,001	22,001
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers				1,826		1,826	1,826
Stock repurchase plan	(860,301)	(43)	(21,651)			(21,694)
Proceeds from exercise of stock options	724,569	36	8,545			8,581
Shares issued through franchise stock incentive program	9,346		337			337
Shares issued in connection with salon acquisitions	613,249	31	21,470			21,501
Tax benefit realized upon exercise of stock options			4,090			4,090
Dividends					(5,202)	(5,202)
Balance, June 30, 2003	43,527,244	2,176	207,650	27,765	320,935	558,526	$109,382
Net income					104,218	104,218	104,218
Foreign currency translation adjustments				12,695		12,695	12,695
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers				155		155	155
Stock repurchase plan	(544,000)	(27)	(22,521)			(22,548)
Proceeds from exercise of stock options	1,135,939	57	17,290			17,347
Share-based compensation			198			198
Shares issued through franchise stock incentive program	9,428		281			281
Shares issued in connection with salon acquisitions	155,338	8	8,992			9,000
Tax benefit realized upon exercise of stock options			8,314			8,314
Dividends					(6,166)	(6,166)
Balance, June 30, 2004	44,283,949	2,214	220,204	40,615	418,987	682,020	$117,068
Net income					64,631	64,631	64,631
Foreign currency translation adjustments				4,758		4,758	4,758
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers				751		751	751
Stock repurchase plan	(608,115)	(30)	(23,087)			(23,117)
Proceeds from exercise of stock options	1,039,623	52	17,205			17,257
Share-based compensation			1,222			1,222
Shares issued through franchise stock incentive program	5,618		251			251
Shares issued in connection with salon acquisitions	75,177	4	4,996			5,000
Tax benefit realized upon exercise of stock options			9,088			9,088
Issuance of restricted stock	155,750	8	(8)			—
Dividends					(7,149)	(7,149)
Balance, June 30, 2005	44,952,002	$2,248	$229,871	$46,124	$476,469	$754,712	$70,140

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2005	2004	2003
Cash flows from operating activities:
Net income	$64,631	$104,218	$85,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	83,527	72,096	63,767
Amortization	8,226	3,451	3,632
Deferred income taxes	(9,257)	15,340	2,781
Goodwill impairment	38,319	—	—
Tax benefit from stock-based employee compensation plans	9,088	8,314	4,090
Other noncash items affecting earnings	1,181	1,265	710
Changes in operating assets and liabilities*:
Receivables	(6,516)	(16)	8
Inventories	(17,974)	(462)	(31,145)
Other current assets	1,437	(10,629)	2,120
Other assets	(5,726)	(1,387)	(13,606)
Accounts payable	8,288	(13,305)	(2,727)
Accrued expenses	23,338	9,461	21,105
Other noncurrent liabilities	17,169	17,318	14,829
Net cash provided by operating activities	215,731	205,664	151,119
Cash flows from investing activities:
Capital expenditures	(101,097)	(74,076)	(77,460)
Proceeds from sale of assets	846	432	1,273
Purchases of salon and school net assets, net of cash acquired	(118,915)	(99,734)	(66,880)
Purchase of hair restoration centers, net of cash acquired	(209,652)	—	—
Net cash used in investing activities	(428,818)	(173,378)	(143,067)
Cash flows from financing activities:
Borrowings on revolving credit facilities	2,954,100	514,650	854,195
Payments on revolving credit facilities	(2,976,750)	(508,025)	(886,420)
Proceeds from issuance of long-term debt	301,938	11,887	30,000
Repayments of long-term debt	(21,313)	(24,111)	(11,471)
Other, primarily (decrease) increase in negative book cash balances	(2,472)	118	(2,720)
Dividends paid	(7,149)	(6,166)	(5,202)
Repurchase of common stock	(23,117)	(22,548)	(21,694)
Proceeds from issuance of common stock	17,257	17,347	7,051
Net cash provided by (used in) financing activities	242,494	(16,848)	(36,261)
Effect of exchange rate changes on cash and cash equivalents	(256)	2,675	2,122
Increase (decrease) in cash and cash equivalents	29,151	18,113	(26,087)
Cash and cash equivalents:
Beginning of year	73,567	55,454	81,541
End of year	$102,718	$73,567	$55,454

*                    Changes in operating assets and liabilities do not include assets and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

Regis Corporation (the “Company”) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), France, Canada, Puerto Rico and several other countries. In addition, beginning in fiscal year 2003, the Company has owned and operated beauty schools in the United States and the U.K.. In fiscal year 2005, the Company further expanded its scope of operations through the acquisition of hair restoration centers. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned and franchise salons in the U.K., France and several other countries are owned and operated in malls, leading department stores, mass merchants and high-street locations. Beauty schools are typically located within leased space. The hair restoration centers, including both company-owned and franchise locations, are typically located within office buildings.

Consolidation:

The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. In consolidation, all material intercompany accounts and transactions are eliminated.

Use of Estimates:

The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant estimates made by management are the valuation of goodwill, the useful lives and net realizable values of long-lived assets, the fair value of assets acquired in business combinations, the cost of product used and sold during interim periods, self-insurance accruals, tax liabilities and the recoverability of certain deferred tax assets, and various commitments and contingencies. Actual results could differ from those estimates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Receivables and Allowance for Doubtful Accounts:

The receivable balance on the Company’s Consolidated Balance Sheet is presented net of an allowance for expected losses (i.e., doubtful accounts) primarily related to receivables from its franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes that its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. In such regards, the allowance for doubtful accounts is our best estimate of the amount of probable credit losses related to our existing accounts receivable. The Company also reserves certain receivables fully once they have reached a set age category.

The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Beginning balance	$2,841	$3,686	$1,837
Bad debt expense	456	1,334	757
Write-offs	(316)	(2,327)	(479)
Other*	483	148	1,571
Ending Balance	$3,464	$2,841	$3,686

*                    Primarily represents the effect of foreign currency fluctuations, as well as the acquisition of receivables for fiscal year 2003.

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Cost of product used and sold associated with the Company’s salon business are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually.

Cash and Cash Equivalents:

Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company’s cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several “zero balance” disbursement accounts for funding of payroll and accounts payable. As a result of the Company’s cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $10.1 and $9.1 million at June 30, 2005 and 2004, respectively, are included in accounts payable and accrued expenses within the Consolidated Balance Sheet.

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

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2005 and 2004, the net book value of capitalized software costs was $24.9 and $21.6 million, respectively. Amortization expense related to capitalized software was $6.6, $5.8 and $5.8 million in fiscal years 2005, 2004 and 2003, respectively, which has been determined based on an estimated useful life of five or seven years.

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

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.”  Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides. During the third quarter of each of the three fiscal years in the period ending June 30, 2005, goodwill was tested for impairment in this manner. During fiscal years 2004 and 2003, the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During fiscal years 2005, 2004 and 2003, the Company tested its long-lived assets for impairment and recognized impairment charges related to the carrying value of certain salons’ property and equipment located primarily in North America of $3.6, $3.2 and $3.1 million, respectively. None of the impaired salon assets were held for sale. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Deferred Rent and Rent Expense:

The Company leases most locations under operating leases. Most lease agreements contain tenant improvement allowances funded by landlord incentives, rent holidays, rent escalation clauses and/or contingent rent provisions. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. The difference between the rent due under the stated terms of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

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

Certain leases provide for contingent rents that are determined as a percentage of revenues in excess of specified levels. The Company records a contingent rent liability in accrued expenses on the Consolidated Balance Sheet, along with the corresponding rent expense in the Consolidated Statement of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Company-Owned Revenue Recognition and Deferred Revenue:

Company-owned salon revenues and related cost of sales are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the salon receives the customer’s payment. Revenues from purchases made with gift cards are also recorded when the customer takes possession of the merchandise. Gift cards issued by the Company are recorded as a liability (deferred revenue) until they are redeemed. An accrual for estimated returns and credits has been recorded based on historical customer return data that management believes to be reasonable, and is less than one percent of sales.

Product sales by the Company to its franchisees are included within product revenues on the Consolidated Statement of Operations and recorded at the time product is shipped to franchise locations. The related cost of product sold to franchisees is included within cost of product in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Beauty school revenues consist primarily of tuition revenue (including application and materials fees), revenues from services performed by students at the beauty schools and revenues from product sold to customers and students. Beauty school revenues from services performed by students or product sold to customers or students are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the school receives payment. The Company records deferred revenue for tuition, application and materials fees collected before the related classes have taken place. This is due to the facts that the application fee is the origination of a contract under which the Company will earn tuition revenue and the materials fee covers the expected cost of materials which will be used in the classes. Therefore, as is the case with the actual tuition payments, the earnings process is culminated once the Company performs under the terms of the contract (i.e., holds the classes) or the materials are used in the classes, rather than when the cash is received.  Service revenue is recognized proportionally as each class period takes place through the reversal of the deferred revenue.

Company-owned hair restoration center revenues stem primarily from servicing hair systems and surgical procedures, as well as through product and hair system sales. The Company records deferred revenue for contracts related to the servicing of hair systems and recognizes the revenue ratably over the term of the service contract. Revenues are recognized related to surgical procedures when the procedure is performed. Product revenues, including sales of hair systems, are recognized at the time of sale, as this is when delivery occurs and payment is probable.

Franchise Revenues:

Franchise revenues primarily include royalties, initial franchise fees and net rental income (see Note 6). Royalties are recognized as revenue in the month in which franchisee services are rendered or products are sold to franchisees. The Company recognizes revenue from initial franchise fees at the time franchise locations are opened, as this is generally when the Company has performed all initial services required under the franchise agreement.

Consideration Received from Vendors:

The Company receives consideration for a variety of vendor-sponsored programs. These programs primarily include volume rebates and promotion and advertising reimbursements. Promotion and advertising reimbursements are discussed under Advertising within this note.

With respect to volume rebates, the Company estimates the amount of rebate it will receive and accrues it as a reduction of the cost of inventory over the period in which the rebate is earned based upon historical purchasing patterns and the terms of the volume rebate program. A periodic analysis is performed, at least quarterly, in order to ensure that the estimated rebate accrued is reasonable, and any necessary adjustments are made based on this analysis.

Shipping and Handling Costs:

Shipping and handling costs are incurred to store, move and ship product from the Company’s distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in general and administrative expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $2.5, $2.3 and $2.0 million during fiscal years 2005, 2004 and 2003, respectively, which are also included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Advertising:

Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $57.8, $46.6 and $41.3 million in fiscal years 2005, 2004 and 2003, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal year 2005, 2004 and 2003, no amounts were received in excess of the Company’s related expense.

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

Preopening Expenses:

Non-capital expenditures such as payroll, training costs and promotion incurred prior to the opening of a new location are expensed as incurred.

Income Taxes:

Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Realization of deferred tax assets is ultimately dependent upon future taxable income. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company’s operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.

Net Income Per Share:

Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock shares. The Company’s dilutive securities include shares issuable under the Company’s stock option plan and long-term incentive plan, as well as shares issuable under contingent stock agreements. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed exercise of dilutive securities. Stock options with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted EPS.

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Derivative Instruments:

The Company may manage its exposure to interest rate and foreign currency risk within the Consolidated Financial Statements through the use of derivative financial instruments, according to its hedging policy. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading or speculative purposes. The Company currently has or had interest rate swaps designated as both cash flow and fair value hedges, treasury locks designated as cash flow hedges and a hedge of its net investment in its European operations. Refer to Note 5 to the Consolidated Financial Statements for further discussion.

The Company follows Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. FAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged. Cash flow and fair value hedges are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. At inception, as dictated by the facts and circumstances, all hedges are expected to be highly effective, as the critical terms of these instruments are generally the same as those of the underlying risks being hedged. All derivatives designated as hedging instruments are assessed for effectiveness on an on-going basis. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items.

Stock-Based Employee Compensation Plans:

At June 30, 2005, the Company had the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Prior to July 1, 2003, the Company accounted for its 2000 Stock Option Plan and 1991 Stock Option Plan using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations and applied FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended by FAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (FAS No. 148), for disclosure purposes only. The FAS No. 123 disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Under the provisions of APB No. 25, no stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized related to options granted, modified or settled after the beginning of the fiscal year in which the fair value method is first adopted. Under this approach, fiscal year 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized under the prospective transition method in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continue to be accounted for under APB Opinion No. 25. The adoption of the fair value recognition provisions for stock options increased the Company’s fiscal year 2005 compensation expense by $0.4 million (related to recognizing compensation expense as options vest if they were granted after July 1, 2003).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The 2004 Plan was approved by the Company’s Board of Directors in May of 2004 and received shareholder approval on October 28, 2004. In June 2004 (prior to shareholder approval), 72,500 shares of restricted stock and 110,750 stock appreciation rights (SARs) were awarded under the 2004 Plan, pending shareholder approval. Since the 2004 Plan did not receive shareholder approval until the second quarter of fiscal year 2005, no compensation expense was recognized related to the 2004 Plan prior to the second quarter of fiscal year 2005. During the fourth quarter of fiscal year 2005, 85,250 shares of restricted stock and 97,750 SARs were awarded under the 2004 Plan. No stock options were granted under the 2004 Plan during fiscal year 2005 or 2004. Approximately $0.5 and $0.3 million of compensation expense was recognized during fiscal year 2005 related to restricted stock and SARs, respectively.

Assuming the Company had expensed all equity-based awards in accordance with the provisions of FAS No. 123, the Company’s pro forma net income and pro forma earnings per share for the years ended June 30, 2005, 2004 and 2003 was as follows:

	For the Years Ended June 30,
	2005	2004	2003
	(Dollars in thousands)
Net income, as reported	$64,631	$104,218	$85,555
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	765	61	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,885)	(6,600)	(6,554)
Pro forma net income	$60,511	$97,679	$79,001
Earnings per share:
Basic—as reported	$1.45	$2.37	$1.98
Basic—pro forma	$1.36	$2.22	$1.82
Diluted—as reported	$1.39	$2.26	$1.89
Diluted—pro forma	$1.31	$2.13	$1.77

Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2005, 2004 and 2003 were as follows:

	2005	2004	2003
Stock Options	$11.64	$13.66	$12.83
Restricted stock	35.49	42.79	N/A
SARs	11.64	13.97	N/A

Fair value was calculated utilizing the Black-Scholes model and the following key weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	3.97%	4.16%	2.89%
Expected life in years	5.50	5.50	7.25
Expected volatility	30.00%	30.00%	42.00%
Expected dividend yield	0.45%	0.37%	0.45%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

As previously discussed in conjunction with stock-based employee compensation plans, the Company currently has three types of stock-based compensation: stock options, equity-based SARs and restricted stock. The Company adopted the fair value recognition provisions of FAS No. 123 using the prospective transition method as of the beginning of fiscal year 2004. No SARS or restricted stock were issued before fiscal year 2004; therefore, the adoption of FAS No. 123R will have no effect with respect to these types of stock-based awards. However, in compliance with the prospective transition method under FAS No. 148, no compensation expense is currently recognized in the Company’s Consolidated Statement of Operations with respect to stock options granted prior to fiscal year 2004 (the date upon which the Company adopted the fair value recognition provisions under FAS No. 123). The Company will adopt FAS No. 123R July 1, 2005. Under the provisions of FAS 123R, compensation expense will also be recognized in earnings over the vesting period for stock options which remain unvested as of the date of adoption (July 1, 2005), regardless of their grant date. Additionally, in March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of FAS 123R while enhancing the information investors receive. The Company plans to follow the modified prospective transition provision under FAS 123R, as clarified by SAB 107, and expects the adoption of FAS 123R to incrementally increase compensation expense by approximately $2.6 million during fiscal year 2006.

In November, 2004, the FASB issued FAS No. 151, “Inventory Costs, an Amendment of ARB No. 43, Chapter 4” (FAS No. 151). FAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring all such costs to be recognized as current period charges regardless of whether or not the costs meet the criterion of “so abnormal.”  Additionally, the Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., the Company’s fiscal year 2006). The Company is currently evaluating the impact of adopting this Statement on its Consolidated Financial Statements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

including how fair value was determined; and (c) the amount of the settlement gain or loss recognized. This EITF must be applied to business combinations after October 13, 2004. The adoption of EITF 04-1 has not had, and the Company does not expect it to have in the future, a material impact on its Consolidated Financial Statements.

Also during October 2004, the FASB ratified the consensus reached by the EITF with respect to EITF Issue No. 04-10, “Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds” (EITF 04-10), which clarifies the guidance in paragraph 19 of FAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (FAS No. 131). According to EITF 04-10, operating segments that do not meet the quantitative thresholds can be aggregated under paragraph 19 only if aggregation is consistent with the objective and basic principle of FAS No. 131, the segments have similar economic characteristics, and the segments share a majority of the aggregation criteria listed in items (a)-(e) in paragraph 17 of FAS No. 131. EITF 04-10 is effective for fiscal years ending after September 15, 2005 (i.e., the Company’s fiscal year 2006), with early application is permitted. The adoption of EITF 04-10 is not expected to have an impact on the Company’s Consolidated Financial Statements.

On December 21, 2004, the FASB issued FASB Staff Position (FSP) No. FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004.”  FSP No. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision under the American Jobs Creation Act of 2004, and allows additional time for entities potentially impacted by the provision to determine whether any foreign earnings will be repatriated under those provisions. As discussed in Note 8, the Company has completed an evaluation of the repatriation provisions and Treasury guidance and has determined that there is no advantage to electing repatriation under the Act. As such, the Company does not anticipate repatriating amounts under the provisions of the Act.

In March 2005, the FASB issued FASB Staff Position (FSP) FIN 46(R)-5, “Implicit Variable Interests Under FIN 46(R).”  FSP FIN 46(R)-5 states that a reporting entity should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or in a potential VIE. If the aggregate of the explicit and implicit variable interests held by the reporting entity and its related parties would, if held by a single party, identify that party as the primary beneficiary, the party within the group most closely associated with the VIE should be deemed the primary beneficiary. The guidance of FSP FIN 46(R)-5 was effective for the reporting period beginning after March 3, 2005 (i.e., the beginning of the Company’s fiscal fourth quarter). The adoption of FSP FIN 46(R)-5 has not had, and is not expected to have in the future, a material impact on the Company’s Consolidated Financial Statements.

In March 2005, the FASB also issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47). FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective for no later than the end of fiscal years ending after December 15, 2005 (i.e., the end of the Company’s fiscal year 2006). The Company adopted FIN 47 during the fourth quarter of fiscal year 2005 and it did not have a material effect on the Consolidated Financial Statements.

In June 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.”  FAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.”  FAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. FAS No. 154 also requires that a change in method of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.”  FAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (i.e., the beginning of the Company’s fiscal year 2007). The implementation of FAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.   OTHER FINANCIAL STATEMENT DATA:

The following provides additional information concerning selected balance sheet accounts as of June 30, 2005 and 2004:

	2005	2004
	(Dollars in thousands)
Accounts receivable	$51,216	$37,874
Less allowance for doubtful accounts	(3,464)	(2,841)
	$47,752	$35,033
Property and equipment:
Land	$4,864	$3,817
Buildings and improvements	39,832	38,534
Equipment, furniture and leasehold improvements	664,770	584,268
Internal use software	53,421	45,591
Equipment, furniture and leasehold improvements under capital leases	28,017	30,661
	790,904	702,871
Less accumulated depreciation and amortization	(349,976)	(306,548)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(5,604)	(14,420)
	$435,324	$381,903
Other assets:
Notes receivable	$8,308	$8,090
Other noncurrent assets	46,385	32,110
	$54,693	$40,200
Accounts payable:
Book overdrafts payable	$7,725	$5,569
Trade accounts payable	56,386	47,543
	$64,111	$53,112
Accrued expenses:
Payroll and payroll related costs	$67,962	$57,702
Insurance	46,325	35,069
Deferred revenues	11,344	4,144
Taxes payable, primarily income taxes	11,526	5,833
Book overdrafts payable	2,404	3,506
Other	38,631	23,467
	$178,192	$129,721
Other noncurrent liabilities:
Deferred income taxes	$73,663	$36,211
Deferred rent payable	32,948	22,111
Other	53,574	47,541
	$160,185	$105,863

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	2005			2004
	Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Trade names	$110,179	$(4,015)	$106,164	$31,879	$(2,089)	$29,790
Customer lists	46,800	(2,730)	44,070	—	—	—
Franchise agreements	24,242	(4,549)	19,693	16,513	(3,413)	13,100
Product license agreements	15,220	(1,639)	13,581	15,338	(1,144)	14,194
School-related licenses	8,900	(117)	8,783	3,780	(21)	3,759
Non-compete agreements	647	(551)	96	480	(458)	22
Other	18,608	(2,195)	16,413	19,442	(1,133)	18,309
	$224,596	$(15,796)	$208,800	$87,432	$(8,258)	$79,174

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 40 years). The straight-line method of amortization allocates the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average Amortization Period
(in years)
Amortized intangible assets:
Trade names	39
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets during the years ended June 30, 2005, 2004 and 2003 was approximately $7.5, $2.9 and $3.0 million, respectively. As of June 30, 2005, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2006	$10,956
2007	10,952
2008	10,921
2009	10,852
2010	10,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2005	2004	2003
Weighted average shares for basic earnings per share	44,622,274	44,014,126	43,291,609
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,664,630	2,103,803	1,782,252
Contingent shares issuable under contingent stock agreements	92,596	27,006	155,036
Weighted average shares for diluted earnings per share	46,379,500	46,144,935	45,228,897

Restricted stock awards of 141,650 shares were excluded from the computation of basic weighted average shares outstanding at June 30, 2005, because such shares were not yet vested at that date. Stock options covering approximately 112,500 and 330,000 were excluded from the shares used in the computation of diluted earnings per share for fiscal year 2005 and 2003, respectively, since they were anti-dilutive. Additionally, SARs covering 99,000 shares were excluded from the computation during fiscal year 2005 because they were anti-dilutive. There were no anti-dilutive shares for the year ending June 30, 2004.

The following provides supplemental disclosures of cash flow activity:

	2005	2004	2003
	(Dollars in thousands)
Cash paid during the year for:
Interest	$23,062	$17,368	$20,303
Income taxes, net of refunds	40,544	44,361	31,719

Significant non-cash investing and financing activities include the following:

In fiscal years 2005, 2004 and 2003, the Company financed capital expenditures totaling $10.7, $8.5 and $7.0 million, respectively, through capital leases.

In fiscal years 2005, 2004 and 2003, in connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements as well as issuing 75,177, 155,338 and 613,249 shares, respectively, of the Company’s common stock (see Note 3).

3.   ACQUISITIONS:

During fiscal years 2005, 2004 and 2003, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations, with the exception of Hair Club for Men and Women. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2005, 2004 and 2003, and the allocation of the purchase prices, were as follows:

Total Acquisitions, Exclusive of Hair Club for Men and Women

	2005	2004	2003
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$118,915	$99,734	$66,880
Stock	5,000	9,000	21,501
Liabilities assumed or payable	781	1,472	3,246
	$124,696	$110,206	$91,627
Allocation of the purchase prices:
Current assets	$4,507	$3,874	$5,012
Property and equipment	19,091	12,699	14,246
Other noncurrent assets	4,314	2,938	10,063
Goodwill	92,315	79,512	65,627
Identifiable intangible assets	9,325	14,990	9,172
Accounts payable and accrued expenses	(3,962)	(3,684)	(10,777)
Deferred income tax liability	(894)	—	(1,589)
Other noncurrent liabilities	—	(123)	(127)
	$124,696	$110,206	$91,627

Hair Club for Men and Women

2005
(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$209,652
Stock	—
Liabilities assumed or payable	1,032
$210,684
Allocation of the purchase prices:
Current assets	$8,311
Property and equipment	5,928
Other noncurrent assets	4,434
Identifiable intangible assets	126,839
Goodwill	127,373
Accounts payable and accrued expenses	(22,180)
Deferred income tax liability	(40,021)
$210,684

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Refer to the discussion related to the acquisition of Hair Club for Men and Women below.

The value and related weighted average amortization periods for the intangibles acquired during fiscal year 2005 business acquisitions, in total and by major intangible asset class, are as follows

		Weighted Average
	Purchase Price	Amortization Period
	Allocation	(in years)
Amortized intangible assets:
Trade names	$72,611	40
Customer list	46,800	10
Franchise agreements	7,505	20
School-related licenses	5,120	40
Other	4,128	11
Total	$136,164	28

Approximately $0.8, $0.1 and $1.1 million of employee termination and other exit costs were incurred in connection with acquisitions in fiscal years 2005, 2004 and 2003, respectively. These costs consisted primarily of employee termination costs and were treated as a liability assumed at the acquisition date.

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2005 and 2004 is as follows:

	Salons		Beauty	Hair Restoration
	North America	International	Schools	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2003	$297,943	$70,523	$4,152	$—	$372,618
Goodwill acquired	63,329	2,470	13,713	—	79,512
Finalization of purchase accounting*	8,882	(8,314)	—	—	568
Translation rate adjustments	193	4,002	247	—	4,442
Balance at June 30, 2004	370,347	68,681	18,112	—	457,140
Goodwill acquired	79,544	1,432	11,206	127,506	219,688
Finalization of purchase accounting*	—	3,767	—	—	3,767
Impairment	—	(38,319)	—	—	(38,319)
Translation rate adjustments	2,805	1,471	(42)	—	4,234
Balance at June 30, 2005	$452,696	$37,032	$29,276	$127,506	$646,510

*                    Relates to the finalization of the allocation of goodwill to the related reporting units for fiscal year 2004 and the resolution of an income tax contingency related to prior acquisitions for fiscal year 2005.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club for Men and Women (discussed below), is generally not deductible for tax purposes due to the acquisition structure of the transaction.

In December 2004, the Company purchased Hair Club for Men and Women (Hair Club) for approximately $210 million, financed with debt. Hair Club offers a comprehensive menu of hair restoration solutions ranging from Extreme Hair Therapy(TM) to the non-surgical Bio-Matrix(R) Process and the latest advancements in hair transplantation, based on an analysis of what is best for each customer’s situation. This industry is comprised of numerous locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition, as well as cross-marketing of the Company’s products and services. Expanding the hair restoration business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon nor dilutive to our existing salon and school businesses.

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 11 in the “hair restoration centers” segment. Unaudited pro forma summary information is presented below for the years ended June 30, 2005 and 2004, assuming the acquisition of Hair Club had occurred on July 1, 2003 (i.e., the first day of fiscal year 2004). Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2004, and is not intended to be a projection of future results.

	For the Years Ended June 30,
	2005		2004
	Actual	ProForma	Actual	ProForma
	(Dollars in thousands)
	(unaudited)
Revenue	$2,194,294	$2,243,290	$1,923,143	$2,013,683
Net Income	$64,631	$64,538	$104,218	$103,874
EPS	$1.39	$1.39	$2.26	$2.25

Note: There were no extraordinary items, changes in accounting principles, or material nonrecurring items included in the pro forma amounts above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers. The management fees included in the pro forma results above totaled approximately $0.6 and $3.6 million for the fiscal years ended June 30, 2005 and 2004, respectively.

During fiscal year 2005, the Company also acquired an interest of less than 20 percent in a privately held company, Cool Cuts 4 Kids, Inc. (Cool Cuts), through the acquisition of $4.3 million of preferred stock. This investment was recorded in other assets (noncurrent) on the Consolidated Balance Sheet and is being accounted for under the cost method. In conjunction with its investment, the Company is entitled to one of the seats on Cool Cuts’ Board of Directors and received warrants to protect its ownership percentage from dilution. The Company has the option to exercise these warrants only if the holders of a certain other type of Cool Cuts’ preferred stock exercise their warrants, which the Company believes is unlikely to occur. The Company’s securities purchase agreement with Cool Cuts contains a call provision, giving the Company the right of first refusal should Cool Cuts receive a bona fide offer from another company, as well as the right to purchase all of the assets of Cool Cuts during the period from April 1, 2008 to January 31, 2009 at fair value.

In a limited number of acquisitions, the Company has guaranteed that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the June 30, 2005 market price, the Company would be required to provide an additional 127,725 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired June 30, 2005. These contingently issuable shares have been included in the calculation of diluted earnings per share for the year ended June 30, 2005.

4.   FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2005 and 2004 consists of the following:

	Maturity Dates	Interest rate %		Amounts outstanding
	(fiscal year)	2005	2004	2005	2004
				(Dollars in thousands)
Senior term notes	2006-2015	3.58-8.39	4.69-8.39	$531,015	$245,891
Revolving credit facilities	2010	5.06	2.73-5.06	6,750	29,400
Equipment and leasehold notes payable	2006-2010	8.56-10.50	5.90-10.50	19,515	13,014
Other notes payable	2007-2011	5.00-8.50	5.00-7.16	11,496	12,838
				568,776	301,143
Less current portion				(19,747)	(19,128)
Long-term portion				$549,029	$282,015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Fiscal Year 2005

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

In addition, on April 7, 2005, the Company issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 0.52 percent over LIBOR. As for the $100 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments on the fixed rate obligations are due semi-annually and interest payments on the variable rate obligations are due quarterly.

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

In anticipation of its new Master Note Purchase Agreement discussed above, the Company entered into a First Amendment to Note Purchase Agreement with respect to an existing Note Purchase Agreement dated as of March 1, 2002. The Company closed on the amendment on April 7, 2005. The amendment modified certain financial covenants so that they would be more consistent with the financial covenants in the new Master Note Purchase Agreement.

Fiscal Year 2004

In the second quarter of fiscal year 2004, the Company entered into an $11.9 million term loan related to its Salt Lake City Distribution Center. The loan has a rate of 7.16 percent and matures in November of fiscal year 2011.

General Financing Information

The equipment and leasehold notes payable are primarily comprised of capital lease obligations totaling $19.5 and $12.8 million at June 30, 2005 and 2004, respectively. These capital lease obligations are payable in monthly installments through fiscal year 2010.

All of the Company’s debt instruments are unsecured, except for its capital lease obligations which are collateralized by the assets purchased under the agreement and the term loan entered into during fiscal year 2004 related to the Salt Lake City Distribution Center.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels.

As a result of the fair value hedging activities discussed in Note 5, an adjustment of approximately $2.5 and $3.5 million was made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2005 and 2004, respectively. Therefore, at June 30, 2005 and 2004, approximately 12 and 30 percent of the Company’s fixed rate debt has been marked to market, respectively.

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $2.5 million and capital lease obligations of $19.5 million at June 30, 2005, are as follows:

Fiscal year	(Dollars in thousands)
2006	$19,747
2007	33,980
2008	66,813
2009	80,862
2010	50,216
Thereafter	317,158
$568,776

5.   DERIVATIVE FINANCIAL INSTRUMENTS:

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. As of June 30, 2005 and 2004, the Company had the following outstanding debt balances:

	June 30,
	2005	2004
	(Dollars in thousands)
Fixed rate debt	$413,526	$202,543
Variable rate debt	155,250	98,600
	$568,776	$301,143

Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates (including the impact of existing interest rate swap contracts) may impact the Company’s interest expense by approximately $1.6 million. To reduce the volatility associated with interest rate movements, the Company has entered into the following financial instruments:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Cash Flow Hedges

The Company had an interest rate swap contract that paid fixed rates of interest and received variable rates of interest (based on the three-month LIBOR rate) on a notional amount of indebtedness of $11.8 million at June 30, 2004. This cash flow hedge was recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity. During the fourth quarter of fiscal year 2005, the cash flow swap and the underlying hedged debt matured.

Additionally, when interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Statement of Operations, as amounts are transferred out of accumulated other comprehensive income to earnings at each interest payment date.

The cumulative tax-effected net loss recorded in accumulated other comprehensive income, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow swap was $0.3 million at June 30, 2004 (and zero at June 30, 2005, as the swap matured during the fourth quarter). The following table depicts the hedging activity in other comprehensive income related to the cash flow swap for the years ended June 30, 2005, 2004 and 2003.

	2005	2004	2003
	(Dollars in thousands)
Tax-effected gain (loss) on cash flow hedge recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$271	$386	$2,510
Unrealized net gain (loss) from changes in fair value of cash flow swap	480	(231)	(684)
	$751	$155	$1,826

Fair Value Hedges

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $48.5 and $81.0 million notional amount at June 30, 2005 and 2004, respectively, with maturation dates between July 2005 and July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value hedges.

During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing a gain of $1.5 million during fiscal year 2003 and an additional gain of $1.1 million during the fourth quarter of fiscal year 2005, which is deferred in long-term debt in the Consolidated Balance Sheet and is being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.3 million of the deferred gain was amortized against interest expense during each of fiscal year 2005 and 2004 and $0.1 million was amortized during fiscal year 2003, resulting in a remaining deferred gain of $1.9 and $1.1 million in long-term debt at June 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company’s fair value hedges are recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $0.6 and $2.4 million at June 30, 2005 and 2004, respectively. No hedge ineffectiveness occurred during fiscal year 2005 or 2004. As a result, the fair value hedges did not have a net impact on earnings.

Hedge of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to exchange rate volatility. The Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. At June 30, 2005, the Company had a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately nine and seven percent of the Company’s total net investments in foreign operations at June 30, 2005 and 2004, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. At June 30, 2005 and 2004, the Company’s net investment in this derivative financial instrument was in an $8.5 and $8.7 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $6.9 and $6.3 million at June 30, 2005 and 2004, respectively. For the years ended June 30, 2005, 2004 and 2003, $0.6, $2.2 and $2.7 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

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

The Company recently entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company will begin to recognize rent expense related to this property upon the date that it obtains the legal right to use and control the property. The original lease term ends in 2015 and the aggregate amount of lease payments to be made over the original lease term are approximately $9.7 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Rent expense in the Consolidated Statement of Operations excludes $31.1, $31.0 and $31.9 million in fiscal years 2005, 2004 and 2003, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements in accordance with specific franchise agreements. The net rental income resulting from such arrangements totaled $0.5, $0.5 and $0.6 million in fiscal years 2005, 2004 and 2003, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2005	2004	2003
	(Dollars in thousands)
Minimum rent	$229,180	$194,730	$168,981
Percentage rent based on sales	16,468	17,314	15,166
Real estate taxes and other expenses	65,336	57,385	51,501
	$310,984	$269,429	$235,648

Future Minimum Lease Payments:

As of June 30, 2005, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancellable operating leases with remaining terms of greater than one year are as follows:

	Corporate	Reimbursable
Fiscal year	leases	franchisee leases
	(Dollars in thousands)
2006	$233,017	$41,085
2007	203,861	34,235
2008	170,524	27,302
2009	136,202	19,796
2010	99,120	11,434
Thereafter	218,706	12,108
Total minimum lease payments	$1,061,430	$145,960

In addition to the amounts listed in the table above, the Company is guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments, in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.2 million at June 30, 2005, terminate at various dates between June 2006 and April 2009. Management has not experienced and does not expect any material loss to result from these arrangements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

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

In August 2003, the Company reached an agreement with the Equal Employment Opportunity Commission (“EEOC”) to settle allegations of discrimination in Supercuts. The $3.2 million settlement was accrued during the fourth quarter of fiscal year 2003 in general and administrative expenses in the Consolidated Statement of Operations.

8.   INCOME TAXES:

The provision for income taxes consists of:

	2005	2004	2003
	(Dollars in thousands)
Current:
United States	$58,078	$39,722	$46,462
International	3,272	3,538	2,086
Deferred:
United States	(10,888)	14,449	1,383
International	1,364	912	1,288
	$51,826	$58,621	$51,219

On October 4, 2004, President Bush signed an Act into law that included a provision reinstating the Work Opportunity and Welfare-to-Work Credits. The reinstatement is retroactive to January 1, 2004 and the credits will be available through December 31, 2005. This change in tax law had an annual impact of approximately $1.8 million for fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Additionally, President Bush signed into law the American Jobs Creation Act of 2004 (Act) on October 22, 2004. The Act creates, among other things, a temporary incentive for United States (U.S.) multinational companies to repatriate accumulated income earned outside the U.S. at an effective U.S. income tax rate as low as 5.25 percent as long as the repatriated income is invested in the U. S. pursuant to a plan. On January 13, 2005, the Internal Revenue Service issued its guidelines for applying the repatriation provisions of the Act, including guidance on qualifying dividends and qualifying reinvestment plans. The Company has completed an evaluation of the repatriation provisions and Treasury guidance and has determined that there is no advantage to electing repatriation under the Act.

The fiscal year 2005 income tax rate was adversely affected by the goodwill impairment write-down which is not deductible for tax purposes. Under the accounting rules, this is considered a discrete event, the effects of which are fully recognized in the period in which the event occurred. Exclusive of the write-down, the tax rate for the year ended June 30, 2005 was 33.5 percent.

The components of the net deferred tax asset (liability) are as follows:

	2005	2004
	(Dollars in thousands)
Net current deferred tax asset:
Insurance	$3,955	$5,752
Payroll and payroll related costs	7,027	4,902
Nonrecurring items	368	382
Reserve for impaired assets	2,389	2,351
Accrued litigation	—	—
Deferred franchise fees	411	767
Other, net	3,079	1,131
	$17,229	$15,285
Net noncurrent deferred tax liability:
Depreciation and amortization	$(101,372)	$(56,786)
Deferred rent	12,130	7,297
Payroll and payroll related costs	12,905	10,168
Derivatives	3,180	3,367
Other, net	(506)	(257)
	$(73,663)	$(36,211)

The components of income before income taxes are as follows:

	2005	2004	2003
	(Dollars in thousands)
Income before income taxes:
United States	$133,054	$139,017	$125,079
International	(16,597)	23,822	11,695
	$116,457	$162,839	$136,774

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2005	2004	2003
	(Dollars in thousands)
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.5	2.1	3.0
Tax effect of goodwill impairment	11.0	—	—
Work Opportunity Tax Credits	(1.5)	—	—
Change in estimates	(1.0)	—	—
Other, primarily U.S. to Foreign income mix and meals and entertainment	(1.5)	(1.1)	(0.6)
	44.5%	36.0%	37.4%

As of June 30, 2005, undistributed earnings of international subsidiaries of approximately $15.3 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

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

Stock Purchase Plan:

The Company has an employee stock purchase plan (SPP) available to substantially all employees. Under terms of the plan, eligible employees may purchase the Company’s common stock through payroll deductions. The Company contributes an amount equal to 15 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the SPP and its administration, not to exceed an aggregate contribution of $5.0 million (on August 19, 2003, the Board of Directors elected to increase the maximum aggregate contribution from $4.0 to $5.0 million). At June 30, 2005, cumulative contributions to the SPP totaled $4.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Franchise Stock Purchase Plan:

The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company’s common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. At June 30, 2005, cumulative contributions to the FSPP totaled $98,000.

Summary of Benefit Plans

Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years in the period ended June 30, 2005, included the following:

	2005	2004	2003
	(Dollars in thousands)
Profit sharing plan	$—	$3,665	$2,836
Executive Profit Sharing Plan	—	735	600
SPP	617	521	446
FSPP	15	7	6

Stock Options:

On October 24, 2000, the shareholders of Regis Corporation adopted the Regis Corporation 2000 Stock Option Plan (2000 Plan), which allows the Company to grant both incentive and nonqualified stock options and replaced the Company’s 1991 Stock Option Plan (1991 Plan).

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

The 2004 Long Term Incentive Plan (2004 Plan), which was approved by shareholders on October 28, 2004, also provides for the granting of stock options. No stock options have been granted under the 2004 Plan. Refer to the discussion of the 2004 Plan in the latter portion of this Note.

Common shares available for grant under the Company’s 2000 Plan were 337,300, 453,100 and 504,200 shares as of June 30, 2005, 2004 and 2003, respectively, and common shares available for grant under the Company’s 2004 Plan were 2,147,500 and 2,316,750 (taking into consideration the grants which were pending shareholder approval) at June 30, 2005 and 2004, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2002	6,141,307	$15.85
Granted	398,000	27.54
Cancelled	(128,100)	19.84
Exercised	(724,569)	9.73
Balance, June 30, 2003	5,686,638	17.30
Granted	157,000	40.89
Cancelled	(111,276)	24.49
Exercised	(1,135,939)	15.28
Balance, June 30, 2004	4,596,423	18.32
Granted	125,500	35.49
Cancelled	(9,700)	23.53
Exercised	(1,039,623)	16.59
Balance, June 30, 2005	3,672,600	$19.43

At June 30, 2005, the weighted average exercise prices and remaining contractual lives of stock options were as follows:

	Options outstanding
	Number	Weighted average	Weighted-	Options exercisable
Range of exercise prices	options outstanding as of 6/30/05	remaining contractual life (in years)	average exercise price	Number exercisable as of 6/30/05	Weighted average price
Under $16.01	1,290,426	5.20	$15.08	595,531	$15.00
$16.01-$20.00	1,434,117	4.58	16.82	1,393,067	16.74
$20.01-$25.00	239,807	4.50	20.93	218,507	20.64
$25.01-$35.00	470,250	7.44	28.79	193,529	28.74
$35.01-$42.79	238,000	9.40	38.94	22,500	42.79
Total	3,672,600	5.47	$19.43	2,423,134	$17.86

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock option plans, as well as pro forma information.

2004 Long Term Incentive Plan:

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders’ meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to officers of the Company. The 2004 Plan expires on May 26, 2014. A maximum of 2,500,000 shares of the Company’s common stock are available for issuance pursuant to grants and awards made under the 2004 Plan. Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

options, SARs and restricted stock under the 2004 Plan generally vest pro rata over five years and have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length. See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

Restricted stock and SARs outstanding, as well as the weighted average exercise price of SARs, were as follows:

		SARs Outstanding
	Restricted Stock Outstanding		Weighted Average
	Shares	Shares	Exercise Price
Balance, June 30, 2003	—	—	N/A
Granted*	72,500	110,750	$42.79
Balance, June 30, 2004	72,500	110,750	42.79
Granted	85,250	97,750	35.49
Cancelled	(2,000)	(11,750)	42.79
Vested/Exercised	(14,100)	—	—
Balance, June 30, 2005	141,650	196,750	$39.16

*                    Approved by shareholders on October 28, 2004

Other:

The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan for the Chief Executive Officer’s spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company. The key executives’ benefits are based on years of service and the employee’s compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts and a discount rate based on the Aa Bond index rate (6.25 percent at June 30, 2005). Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $2.2, $2.1 and $2.3 million for fiscal years 2005, 2004 and 2003, respectively. Related obligations totaled $12.9 and $10.7 million at June 30, 2005 and 2004, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund its future obligations under this plan through company-owned life insurance policies on the participants. Cash values of these policies totaled $10.9 and $9.4 million at June 30, 2005 and 2004, respectively, and are included in other assets in the Consolidated Balance Sheet.

The Company also has entered into an agreement with the Vice Chairman of the Board of Directors (the Vice Chairman), providing that the Vice Chairman will continue to service the Company until at least May 2007. The Company has agreed to pay the Vice Chairman an annual amount of $0.6 million, adjusted for inflation, for the remainder of his life. The Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the Vice Chairman’s spouse, payable upon his death, at a rate of one half of his deferred compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.3, $0.3 and $2.3 million for fiscal years 2005, 2004 and 2003, respectively. All service costs will be fully recognized by May 2007. Related obligations totaled $4.3 and $4.0 million at June 30, 2005 and 2004, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the Vice Chairman. Cash values of these policies totaled $2.6 and $2.3 million at June 30, 2005 and 2004, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

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

Stock Repurchase Plan:

In May 2000, the Company’s Board of Directors approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2005, 2004, and 2003, a total acccumulated 2.4, 1.8 and 1.3 million shares have been repurchased for $76.5, $53.4 and $30.9 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at June 30, 2005, $123.5 million remains to be repurchased under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

11.   SEGMENT INFORMATION:

The Company operates or franchises 8,861 North American salons (located in the United States, Canada and Puerto Rico), 2,018 international salons and 24 beauty schools. Additionally, the Company operates or franchises 90 hair restoration centers (41 company-owned and 49 franchise locations), stemming from its purchase of Hair Club for Men and Women during December 2004. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s newly acquired hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate segments. In the prior fiscal year, the Company reported two segments: North American and international operations. Salons and beauty schools were included within each of these segments due to the way in which the Company managed its business at that time. Management began reviewing the operations of the beauty schools separately from the salon operations during fiscal year 2005 in anticipation of further expansion into the beauty school business. Further, the acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional segment (hair restoration centers). Segment information for the fiscal year 2004 and 2003 has been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company’s headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2005, 2004 and 2003:

	For the Year Ended June 30, 2005
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,270,444	$139,629	$31,848	$24,415	$—	$1,466,336
Product	563,529	51,143	2,063	31,685	—	648,420
Royalties and fees	40,238	36,012	—	3,288	—	79,538
	1,874,211	226,784	33,911	59,388	—	2,194,294
Operating expenses:
Cost of service	737,045	74,344	11,535	13,525	—	836,449
Cost of product	293,336	30,745	1,288	10,267	—	335,636
Site operating expenses	166,680	9,750	4,319	2,307	—	183,056
General and administrative	99,210	42,357	5,097	12,712	100,831	260,207
Rent	262,818	41,523	2,943	3,242	458	310,984
Depreciation and amortization	67,042	7,879	1,263	5,071	10,498	91,753
Goodwill impairment	—	38,319	—	—	—	38,319
Total operating expenses	1,626,131	244,917	26,445	47,124	111,787	2,056,404
Operating income (loss)	248,080	(18,133)	7,466	12,264	(111,787)	137,890
Other income (expense):
Interest	—	—	—	—	(24,385)	(24,385)
Other, net	—	—	—	—	2,952	2,952
Income (loss) before income taxes	$248,080	$(18,133)	$7,466	$12,264	$(133,220)	$116,457
Total assets	$949,149	$180,375	$72,357	$248,024	$276,071	$1,725,976
Long-lived assets	322,581	27,477	9,066	6,801	69,399	435,324
Capital expenditures	73,831	6,895	857	1,750	17,764	101,097
Purchases of salon assets	103,022	3,018	18,107	211,233	—	335,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	For the Year Ended June 30, 2004
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,131,325	$125,442	$14,465	$—	$—	$1,271,232
Product	532,843	44,758	678	—	—	578,279
Royalties and fees	41,378	32,254	—	—	—	73,632
	1,705,546	202,454	15,143	—	—	1,923,143
Operating expenses:
Cost of service	649,898	63,766	4,860	—	—	718,524
Cost of product	273,119	29,967	398	—	—	303,484
Site operating expenses	153,564	8,410	1,391	—	—	163,365
General and administrative	90,228	33,589	1,720	—	89,073	214,610
Rent	230,726	37,081	1,174	—	448	269,429
Depreciation and amortization	58,601	7,162	385	—	8,835	74,983
Total operating expenses	1,456,136	179,975	9,928	—	98,356	1,744,395
Operating income (loss)	249,410	22,479	5,215	—	(98,356)	178,748
Other income (expense):
Interest	—	—	—	—	(17,064)	(17,064)
Other, net	—	—	—	—	1,155	1,155
Income (loss) before income taxes	$249,410	$22,479	$5,215	$—	$(114,265)	$162,839
Total assets	$783,737	$196,167	$40,355	$—	$251,600	$1,271,859
Long-lived assets	292,430	25,635	6,093	—	57,745	381,903
Capital expenditures	64,659	5,601	2,765	—	1,051	74,076
Purchases of salon assets	80,135	5,093	24,978	—	—	110,206

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

	For the Year Ended June 30, 2003
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,006,491	$107,054	$4,017	$—	$—	$1,117,562
Product	464,240	34,778	268	—	—	499,286
Royalties and fees	40,088	27,594	—	—	—	67,682
	1,510,819	169,426	4,285	—	—	1,684,530
Operating expenses:
Cost of service	571,951	56,509	1,485	—	—	629,945
Cost of product	236,878	20,308	153	—	—	257,339
Site operating expenses	135,073	6,735	365	—	—	142,173
General and administrative	83,175	26,866	797	—	84,725	195,563
Rent	202,660	32,106	351	—	531	235,648
Depreciation and amortization	52,607	5,208	106	—	8,828	66,749
Total operating expenses	1,282,344	147,732	3,257	—	94,084	1,527,417
Operating income (loss)	228,475	21,694	1,028	—	(94,084)	157,113
Other income (expense):
Interest	—	—	—	—	(21,394)	(21,394)
Other, net	—	—	—	—	1,055	1,055
Income (loss) before income taxes	$228,475	$21,694	$1,028	$—	$(114,423)	$136,774
Total assets	$683,298	$171,729	$9,319	$—	$248,609	$1,112,955
Long-lived assets	274,649	22,493	1,662	—	57,921	356,725
Capital expenditures	63,496	4,622	—	—	9,342	77,460
Purchases of salon assets	68,109	19,659	3,859	—	—	91,627

Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30,
	2005		2004		2003
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	1,870,226	388,964	1,632,791	340,250	1,451,568	321,988
Other countries	324,068	46,360	290,352	41,653	232,962	34,737
Total	2,194,294	435,324	1,923,143	381,903	1,684,530	356,725

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2005
Revenues	$506,222	$537,332	$557,264	$593,476	$2,194,294
Gross margin, including site depreciation	230,980	243,488	253,163	273,377	1,001,008
Operating income	42,747	44,598	1,346	49,199	137,890
Net income (loss)	25,192	26,484	(16,550)	29,505	64,631
Net income (loss) per share	0.57	0.59	(0.37)	0.66	1.45
Net income (loss) per diluted share	0.54	0.57	(0.37)	0.64	1.39	(a)
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

(a)           The summation of quarterly net income per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2004
Revenues	$460,721	$472,452	$481,373	$508,597	$1,923,143
Gross margin, including site depreciation	210,306	218,243	218,580	231,931	879,060
Operating income	42,864	46,748	43,612	45,524	178,748
Net income	24,649	27,536	25,243	26,790	104,218
Net income per basic share	0.56	0.63	0.57	0.61	2.37
Net income per diluted share	0.54	0.60	0.54	0.58	2.26
Dividends declared per share	0.03	0.03	0.04	0.04	0.14

Item 9.                          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                  Other Information

Evaluation of Disclosure Controls and Procedures

The Company has designed and maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) at the conclusion of the period ended June 30, 2005. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Because of inherent limitations, disclosure controls and procedures and internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2005. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 hereof.

Changes in Internal Controls

There were no changes in the Company’s internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2005 based on the Company’s most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included in the sections titled “Election of Directors” and “Functioning of Board and Committees” of the Company’s Proxy Statement dated September 24, 2005, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company’s executive officers is included under “Executive Officers” in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company’s audit committee and audit committee financial expert, as well nominating committee functions, is included in the section titled “Committees of the Board” and shareholder communications with directors is included in the section titled “Communications with the Board” of the Company’s Proxy Statement dated September 24, 2005, and is incorporated herein by reference.

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

Item 11.                   Executive Compensation

Executive compensation included in the sections titled “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Option Grants,” “Stock Option Exercises and Option Values,” “Director Compensation,” “Comparative Stock Performance,” and “Employment Arrangements” of the Company’s Proxy Statement dated September 24, 2005, is incorporated herein by reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management in the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement dated September 24, 2005, is incorporated herein by reference.

The following table provides information about the Company’s common stock that may be issued under all of the Company’s stock-based compensation plans in effect as of June 30, 2005.

Number of securities
remaining available for
future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options,	price of outstanding	securities reflected in the
Plan Category	warrants and rights (a)	options, warrants and rights (b)	column(a)) (c)
Equity compensation plans approved by security holders(1)	3,869,350	$20.44	2,484,800 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,869,350	$20.44	2,484,800

(1)          Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan., as well as shares granted through stock appreciation rights under the 2004 Long Term Incentive Plan. Information regarding the stock-based compensation plans is included in Notes 1 and 9 to the Consolidated Financial Statements.

(2)          The Company’s 2004 Long Term Incentive Plan (2004 Plan) provides for the issuance of a maximum of 2,500,000 shares of the Company’s common stock through stock options, stock appreciation rights or restricted stock. As of June 30, 2005, 141,650 shares of restricted stock are outstanding under the 2004 Plan, which are not reflected in this table. However, the remaining 2,147,500 common shares available for grant under the 2004 Plan (which are available for grant as restricted stock, as well as stock options or stock appreciation rights) are included in the number of securities remaining available for future issuance under equity compensation plans as disclosed in this table.

Item 13.                   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the section titled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated September 24, 2005, and is incorporated herein by reference.

Item 14.                   Principal Accounting Fees and Services

A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement dated September 24, 2005, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           (1).  All financial statements:

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages 57 through 96 of this Form 10-K.

(2).      Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts as of June 30, 2005, 2004 and 2003.

All other schedules are inapplicable to the Company, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(b)          Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended June 30, 2005:

Form 8-K dated April 7, 2005 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month and third quarter ended March 31, 2005.

Form 8-K dated April 12, 2005 related to the Company’s amendment and restatement of its revolving credit facility, the issuance of $200 million of senior unsecured debt via a private placement transaction pursuant to a Master Note Purchase Agreement and the amendment of its existing Note Purchase Agreement dated as of March 1, 2002.

Form 8-K dated April 19, 2005 related to the Company’s announcement of revised expectations related to its fiscal third quarter earnings growth, a goodwill impairment charge during the third quarter and its intent to restate its financial statements for the fiscal year ended June 30, 2004, as well as for the first and second quarters of fiscal year 2005, due to a correction in the Company’s manner of accounting for rent holidays.

Form 8-K dated April 27, 2005 related to the announcement of the Company’s earnings for the third quarter and nine months ended March 31, 2005.

Form 8-K dated May 5, 2005 related to the announcement that its Board of Directors approved an increase in the Company’s common stock repurchase program from the previously authorized $100.0 million to $200.0 million.

Form 8-K dated May 6, 2005 related to the Company’s entry into a ten-year operating lease agreement with France Edina, Property, LLC for a 102,448 square foot building in Edina, Minnesota.

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

10(ee)

$11.9 million term loan between the Registrant and ILC, dated November 26, 2003. (Incorporated by reference to Exhibit 10(ee) of the Company’s Report on Form 10-K dated September 10, 2004, for the year ended June 30, 2004.)

10(ff)	2004 Long Term Incentive Plan (Draft). (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-K dated September 10, 2004, for the year ended June 30, 2004.)
10(gg)

Purchase Agreement between Regis Corporation and Hair Club for Men and Women, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Report on Form 10-Q dated February 9, 2005, for the quarter ended December 31, 2004.)

10(hh)	Lease agreement between Regis, Inc. and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company’s Report on Form 8-K dated May 2, 2005.)
10(ii)

Third Amended and Restated Credit Agreement dated as of April 7, 2005 among Regis Corporation, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent and the Other Financial Institutions Party Hereto Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K dated April 7, 2005.)

10(jj)	Master Note Purchase Agreement dated as of March 15, 2005. (Incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K dated April 7, 2005.)
10(kk)	First Amendment to Note Purchase Agreement dated as of March 1, 2005. (Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K dated April 7, 2005.)
10(ll)	2004 Short Term Incentive Compensation Plan.
23	Consent of PricewaterhouseCoopers LLP

31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regis Corporation
By	/s/ PAUL D. FINKELSTEIN
Paul D. Finkelstein,
Chairman of the Board of Directors, President and Chief Executive Officer
By	/s/ RANDY L. PEARCE
Randy L. Pearce,
Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
DATE: September 9, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN	Date: September 9, 2005
Paul D. Finkelstein, Chairman of the Board of Directors
/s/ MYRON KUNIN	Date: September 9, 2005
Myron Kunin, Vice Chairman of the Board of Directors
/s/ DAVID B. KUNIN	Date: September 9, 2005
David B. Kunin, Director
/s/ ROLF BJELLAND	Date: September 9, 2005
Rolf Bjelland, Director
/s/ VAN ZANDT HAWN	Date: September 9, 2005
Van Zandt Hawn, Director
/s/ SUSAN S. HOYT	Date: September 9, 2005
Susan S. Hoyt, Director
/s/ THOMAS L. GREGORY	Date: September 9, 2005
Thomas L. Gregory, Director

REGIS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
as of June 30, 2005, 2004 and 2003
(dollars in thousands)

Column A	Column B	Column C			Column D		Column E
	Balance at	Charged to					Balance at
	beginning	costs and	Charged to				end of
Description	of period	expenses	Other Accounts		Deductions		period
Valuation Account, Allowance for doubtful accounts
June 30, 2005	$2,841	$456	$483	(3)	$316	(2)	$3,464
June 30, 2004	3,686	1,334	148	(1)	2,327	(2)	2,841
June 30, 2003	1,837	757	1,571	(3)	479	(2)	3,686

Notes:

(1)          Represents the effect of foreign currency exchange rate fluctuations.

(2)          Represents primarily the write off of uncollectible receivables.

(3)          Related to the acquisition of receivables.