Form 10-Q
period 2005-09-30
REGIS CORP
filed 2005-11-02
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2005:

Common Stock, $.05 par value	45,258,283
Class	Number of Shares

REGIS CORPORATION

INDEX

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of September 30, 2005 and June 30, 2005

Condensed Consolidated Statement of Operations for the three months ended September 30, 2005 and 2004

Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2005 and 2004

Notes to Condensed Consolidated Financial Statements

Review Report of Independent Registered Public Accounting Firm

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

Item 1.	Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of September 30, 2005 and June 30, 2005

(Dollars in thousands, except per share amounts)

	September 30, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$111,808	$102,718
Receivables, net	45,820	47,752
Inventories	199,875	184,609
Deferred income taxes	16,240	17,229
Other current assets	36,148	28,341
Total current assets	409,891	380,649

Property and equipment, net	450,388	435,324
Goodwill	671,854	646,510
Other intangibles, net	215,584	208,800
Other assets	54,598	54,693

Total assets	$1,802,315	$1,725,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$32,723	$19,747
Accounts payable	76,820	64,111
Accrued expenses	175,979	178,192
Total current liabilities	285,522	262,050

Long-term debt	566,975	549,029
Other noncurrent liabilities	162,580	160,185
Total liabilities	1,015,077	971,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at September 30, 2005 and June 30, 2004
Common stock, $.05 par value; issued and outstanding 45,257,083 and 44,952,002 common shares at September 30, 2005 and June 30, 2005, respectively	2,263	2,248
Additional paid-in capital	239,517	229,871
Accumulated other comprehensive income	48,633	46,124
Retained earnings	496,825	476,469

Total shareholders’ equity	787,238	754,712

Total liabilities and shareholders’ equity	$1,802,315	$1,725,976

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended September 30, 2005 and 2004

(Dollars in thousands, except per share amounts)

	2005	2004
Revenues:
Service	$390,969	$339,435
Product	173,752	148,119
Franchise royalties and fees	19,508	18,668
	584,229	506,222

Operating expenses:
Cost of service	221,859	192,586
Cost of product	88,536	77,584
Site operating expenses	49,716	43,301
General and administrative	74,067	57,701
Rent	82,835	72,508
Depreciation and amortization	25,896	19,795
Total operating expenses	542,909	463,475

Operating income	41,320	42,747

Other income (expense):
Interest	(8,264)	(4,308)
Other, net	799	677

Income before income taxes	33,855	39,116

Income taxes	(11,696)	(13,924)

Net income	$22,159	$25,192

Net income per share:
Basic	$0.49	$0.57
Diluted	$0.48	$0.54

Weighted average common and common equivalent shares outstanding:
Basic	44,964	44,322
Diluted	46,336	46,293

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the three months ended September 30, 2005 and 2004

(Dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$22,159	$25,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,018	18,928
Amortization	2,878	867
Deferred income taxes	83	1,223
Tax benefit from employee stock plans	(2,713)	—
Stock-based compensation	1,675	80
Other noncash items affecting earnings	(136)	(248)

Changes in operating assets and liabilities:
Receivables	2,488	(407)
Inventories	(14,514)	(15,474)
Other current assets	(9,558)	6,930
Other assets	(400)	(1,843)
Accounts payable	8,459	2,825
Accrued expenses	958	(7,423)
Other noncurrent liabilities	3,606	4,728
Net cash provided by operating activities	38,003	35,378

Cash flows from investing activities:
Capital expenditures	(29,654)	(21,905)
Proceeds from sale of assets	21	220
Purchase of salon and school net assets, net of cash acquired	(35,963)	(11,801)
Net cash used in investing activities	(65,596)	(33,486)

Cash flows from financing activities:
Borrowings on revolving credit facilities	656,729	443,150
Payments on revolving credit facilities	(617,930)	(426,526)
Repayments of long-term debt	(12,051)	(11,888)
Tax benefit from employee stock plans	2,713	—
Other, primarily increase in negative book cash balances	3,426	2,136
Dividends paid	(1,805)	(1,772)
Proceeds from issuance of common stock	5,274	1,311
Net cash provided by financing activities	36,356	6,411

Effect of exchange rate changes on cash and cash equivalents	327	546

Increase in cash and cash equivalents	9,090	8,849

Cash and cash equivalents:
Beginning of period	102,718	73,567
End of period	$111,808	$82,416

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2005 and for the three months ended September 30, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2005 and the consolidated results of its operations and its cash flows for the interim periods.  Adjustments consist only of normal recurring items, except for any discussed in the notes below.  The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2005 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three month periods ended September 30, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 1, 2005 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (FAS) No. 142, “Goodwill and Other Intangible Assets.”  The Company generally considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill naturally resides.  During fiscal years 2004 and 2003, the estimated fair value of the reporting units exceeded their carrying amounts, indicating no impairment of goodwill.  In fiscal year 2005, the Company recorded a pre-tax, non-cash  impairment charge of $38.3 million in the third quarter to write down the carrying value of the goodwill associated with the Company’s European business.  Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.

Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income or shareholders’ equity as previously presented.

Stock-Based Employee Compensation Plans:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001.  Under these plans, three types of stock-based compensation awards are granted:  stock options, equity-based SARS and restricted stock.  Prior to July 1, 2003, the Company accounted for its stock-based awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations.  Under the provisions of APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of FAS No. 123, “Accounting for Stock-Based Compensation” (FAS No. 123), as amended, using the prospective transition method.  Under the prospective method of adoption, compensation cost is recognized on all stock-based awards granted, modified or settled subsequent to July 1, 2003.  Under this approach, fiscal year 2005 compensation expense is less than it would have been had the fair value recognition provisions of FAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized as expense in the Condensed Consolidated Statement of Operations.  Options granted in fiscal years prior to the adoption of the fair value recognition provisions continued to be accounted for under APB Opinion No. 25 for fiscal year 2005.

Effective July 1, 2005, the Company adopted FAS No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), using the modified prospective method of application.  Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003.  Compensation expense recorded during the quarter ended September 30, 2005 includes approximately $0.6 million related to awards issued subsequent to July 1, 2003 and $1.1 million related to unvested awards previously being accounted for on the intrinsic value method of accounting.

The impact of adopting FAS No. 123R for the Company’s first quarter of fiscal 2006 was an increase in compensation expense of $1.1 million ($0.9 million after tax) and a reduction of $0.02 for both basic and diluted earnings per share.  The Company expects the total expense for stock-based awards during fiscal year 2006 to be approximately $4.9 million.  The adoption of FAS No. 123R is expected to incrementally increase before tax compensation expense by approximately $2.7 million during fiscal 2006.  FAS 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based arrangements be presented as a cash inflow from financing activity in the Condensed Consolidated Statement of Cash Flows.  In prior periods, such amounts were presented as an operating activity.

The Company’s pro forma net income and pro forma earnings per share for the three months ended September 30, 2004, which include pro forma net income and earnings per share amounts as if the fair value-based method of accounting had been used on awards being accounted under APB Opinion No. 25, was as follows:

(Dollars in thousands, except per share amounts)	For the Three Months Ended September 30, 2004
Net income, as reported	$25,192
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	50
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,570)
Pro forma net income	$23,672

Earnings per share:
Basic – as reported	$0.57
Basic – pro forma	$0.53
Diluted – as reported	$0.54
Diluted – pro forma	$0.51

There have been no stock-based compensation awards issued during the first three months of fiscal year 2006.

The Company uses historical data to estimate pre-vesting forfeiture rates.  As of September 30, 2005, the total unrecognized compensation cost related to nonvested share-based compensation arrangements was $12.3 million and the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

Recent Accounting Pronouncements:

In July 2005, the FASB issued a proposed interpretation titled “Accounting for Uncertain Tax Position, an interpretation of FASB No. 109.”  This proposed interpretation would clarify the accounting for certain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes.  The Company would be required to recognize, in its financial statements, the best estimate of the impact of a tax position only if that position is probable of being sustained on audit based solely on the technical merits of the position.  The proposed interpretation also would provide guidance on disclosure, accrual of interest and penalties, accounting in interim periods and transition.  The effective date of the proposed interpretation is as of the end of the first fiscal year ending after December 15, 2005.  Only tax positions that meet the probable recognition threshold at that date may be recognized.  The cumulative effect of initially applying this proposed interpretation would be recognized as a change in accounting principle as of the end of the period in which this proposed interpretation is adopted.  The adoption of FAS No. 109 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

2.                                      SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the three months ended September 30, 2005 was due to the following:

(Dollars in thousands)
Exercise of stock options	$5,258
Tax benefit realized upon exercise of stock options	2,713
Stock option compensation	1,675
$9,646

During the quarter ended September 30, 2005, 305,081 stock options were exercised with a total intrinsic value of $7,276 on the exercise date.

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap and foreign currency gains or losses on intercompany notes designated as long-term in nature, recorded in the cumulative translation account within shareholders’ equity.  Comprehensive income (loss) for the three months ended September 30, 2005 and 2004 were as follows:

	For the Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Net income	$22,159	$25,192
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	1	(1)
Change in cumulative foreign currency translation, net of taxes	2,508	4,675

Total comprehensive income	$24,668	$29,866

3.                                      NET INCOME PER SHARE:

Stock options and SARS covering 213,500 and 109,805 shares were excluded from the shares used in the computation of diluted earnings per share for the three months ended September 30, 2005 and 2004, respectively, since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2005	2004

Weighted average shares for basic earnings per share	44,964,142	44,321,992
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,232,205	1,902,960
Contingent shares issuable under contingent stock agreements (see Note 6)	139,659	68,431
Weighted average shares for diluted earnings per share	46,336,006	46,293,383

4.                                      SEGMENT INFORMATION:

The Company operates or franchises 8,930 North American salons (located in the United States, Canada and Puerto Rico), 2,022 international salons and 35 beauty schools.  Additionally, the Company operates or franchises 90 hair restoration centers (41 company-owned and 49 franchise locations), stemming from its purchase of Hair Club for Men and Women during December 2004.  The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons.  Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels.  All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations.  The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s newly acquired hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate segments.  In the prior fiscal year, the Company reported three segments: North American Salons, International Salons and Beauty Career Schools.  The acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional segment (hair restoration centers) in the second quarter of fiscal year 2005.

	For the Three Months Ended September 30, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$337,193	$31,373	$11,802	$10,601	$—	$390,969
Product	146,513	11,701	1,420	14,118	—	173,752
Franchise royalties and fees	9,837	8,407	—	1,264	—	19,508
	493,543	51,481	13,222	25,983	—	584,229

Operating expenses:
Cost of service	193,916	17,014	4,837	6,092	—	221,859
Cost of product	75,891	7,200	1,120	4,325	—	88,536
Site operating expenses	45,009	1,826	1,825	1,056	—	49,716
General and administrative	28,377	10,541	1,925	5,524	27,700	74,067
Rent	69,886	9,838	1,399	1,451	261	82,835
Depreciation and amortization	18,205	1,819	491	2,245	3,136	25,896
Total operating expenses	431,284	48,238	11,597	20,693	31,097	542,909

Operating income (loss)	62,259	3,243	1,625	5,290	(31,097)	41,320

Other income (expense):
Interest	—	—	—	—	(8,264)	(8,264)
Other, net	—	—	—	—	799	799
Income (loss) before income taxes	$62,259	$3,243	$1,625	$5,290	$(38,562)	$33,855

	For the Three Months Ended September 30, 2004
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$301,866	$32,008	$5,561	$—	$—	$339,435
Product	136,338	11,286	495	—	—	148,119
Franchise royalties and fees	10,224	8,444	—	—	—	18,668
	448,428	51,738	6,056	—	—	506,222

Operating expenses:
Cost of service	174,189	16,406	1,991	—	—	192,586
Cost of product	70,107	7,226	251	—	—	77,584
Site operating expenses	40,181	2,125	995	—	—	43,301
General and administrative	24,421	8,552	858	—	23,870	57,701
Rent	63,064	8,824	512	—	108	72,508
Depreciation and amortization	15,332	1,827	238	—	2,398	19,795
Total operating expenses	387,294	44,960	4,845	—	26,376	463,475

Operating income	61,134	6,778	1,211	—	(26,376)	42,747

Other income (expense):
Interest	—	—	—	—	(4,308)	(4,308)
Other, net	—	—	—	—	677	677
Income before income taxes	$61,134	$6,778	$1,211	$—	$(30,007)	$39,116

	Total Assets
(Dollars in thousands)	September 30, 2005	June 30, 2005
North American salons	$972,657	$949,149
International salons	179,966	180,375
Beauty schools	104,533	72,357
Hair restoration centers	246,287	248,024
Unallocated corporate	298,872	276,071
Consolidated	$1,802,315	$1,725,976

5.             GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of September 30, 2005 and June 30, 2005.

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated
Balance at June 30, 2005	$452,696	$37,032	$29,276	$127,506	$646,510
Goodwill acquired	4,084	138	19,508	72	23,802
Translation rate adjustments	1,943	(359)	(42)	—	1,542
Balance at September 30, 2005	$458,723	$36,811	$48,742	$127,578	$671,854

The table below presents other intangible assets as of September 30, 2005 and June 30, 2005:

	September 30, 2005			June 30, 2005
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$110,266	$(4,673)	$105,593	$110,179	$(4,015)	$106,164
Customer list	46,800	(3,900)	42,900	46,800	(2,730)	44,070
Franchise agreements	24,375	(4,887)	19,488	24,242	(4,549)	19,693
Product license agreements	15,118	(1,638)	13,480	15,220	(1,639)	13,581
School-related licenses	16,900	(210)	16,690	8,900	(117)	8,783
Non-compete agreements	663	(576)	87	647	(551)	96
Other	20,136	(2,790)	17,346	18,608	(2,195)	16,413
	$234,258	$(18,674)	$215,584	$224,596	$(15,796)	$208,800

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

Total amortization expense related to amortizable intangible assets was approximately $2.7 and $0.8 million during the three months ended September 30, 2005 and 2004, respectively.  As of September 30, 2005, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands) Fiscal Year
2006	$10,957
2007	10,927
2008	10,846
2009	10,803
2010	10,741

6.                                      ACQUISITIONS:

During the three months ended September 30, 2005 and 2004, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  These acquisitions individually and in the aggregate are not material to the Company’s operations.  Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2005 and 2004, and the allocation of the purchase prices, were as follows:

	Three Months Ended September 30,
	2005	2004
(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$35,963	$11,801

Allocation of the purchase price:
Current Assets	$793	$375
Property and equipment	3,266	2,117
Other noncurrent assets	—	7
Goodwill	23,802	9,286
Identifiable intangible assets	9,166	90
Accounts payable and accrued expenses	(1,064)	(74)
	$35,963	$11,801

In a limited number of acquisitions, the Company has guaranteed that stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  Based on the September 30, 2005 market price, the Company would be required to provide an additional 139,659 shares related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired September 30, 2005.

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies.  In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets.  Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes.  Goodwill generated in the Hair Club acquisition (discussed below) is not deductible for tax purposes due to the acquisition structure of the transaction.

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

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 4 in the “hair restoration centers” segment.  Unaudited pro forma summary information is presented below for the three months ended September 30, 2004, assuming the acquisition of Hair Club had occurred on July 1, 2003 (i.e., the first day of fiscal year 2004).  Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management.  The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2004, and is not intended to be a projection of future results.

For the Three Months Ended, September 30, 2004

(Dollars in thousands)	Actual	ProForma
Revenue	$506,222	$530,733
Net Income	$25,192	$24,319
EPS	$0.54	$0.52

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt.  Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers.  The management fees included in the pro forma results above totaled approximately $0.3 million for the quarter ended September 30, 2004.

7.                                      SUBSEQUENT EVENT:

On October 21, 2005, the Company entered into two interest rate swap contracts to pay fixed, receive variable rates of interest.  The notional amounts of indebtedness are $35.0 and $15.0 million (based on the three-month LIBOR rate) and mature in March 2013 and March 2015.  Both contracts are accounted for as cash flow swaps.

8.                                      LITIGATION:

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

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2005 and the related condensed consolidated statements of operations and of cash flows for the three month periods ended September 30, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005; and in our reports dated September 9, 2005, which contained explanatory paragraphs indicating the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003, we expressed unqualified opinions hereon.  In our opinion, the accompanying consolidated balance sheet information as of June 30, 2005, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1, the Company changed its method of accounting for equity-based compensation arrangements effective July 1, 2005.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 2, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the beauty industry’s global leader in beauty salons, hair restoration centers and education. As of September 30, 2005, our worldwide operations included 10,952 system-wide North American and international salons, 90 hair restoration centers and 35 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 8,930 salons, including 2,253 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,022 salons, including 1,591 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 41 corporate and 49 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 31 locations in the United States and four locations in the United Kingdom. During the first quarter of fiscal year 2006, we had an average of approximately 55,000 corporate employees worldwide.

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

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. We anticipate that we will add up to 1,100 net locations each year through a combination of organic, acquisition and franchise growth.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2006, we completed 352 acquisitions, adding a net of 7,182 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our organic growth plans for hair restoration include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for our customers, hair restoration centers operate primarily in professional or medical office buildings.  Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers.  Our growth expectations for our hair restoration business are not dependent on referral business from, or cross-marketing with, our hair salon business, but will be evaluated closely for additional growth opportunities.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2005 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.  We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.  Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2005 Annual Report on Form 10-K.  There were no significant changes in or application of our critical accounting policies during the quarter ended September 30, 2005.

OVERVIEW OF RESULTS

•                  First quarter diluted earnings per share decreased 11 percent to 48 cents per diluted share.  Hurricanes Katrina and Rita reduced net income by $2.1 million.  Due to these hurricanes, 26 salons are still not operating, including seven salons that were completely destroyed.  We also donated $0.2 million of product to a relief agency and provided emergency compensation or disaster pay to our stylists in the affected areas immediately following the storms.  We wrote off $0.5 million of leasehold improvements associated with the destruction of our seven salons.

•                  Revenues increased 15 percent to $584 million.  Consolidated same-store sales increased 0.7 percent.  Domestic service same-store sales increased 1.8 percent versus 0.9 percent in the first quarter of the prior year.

•                  During the quarter, we acquired 48 salons and 11 beauty schools.  We built 125 corporate salons and closed or relocated 42 salons.  Organic and acquisition activity led to a net increase of 142 corporate units (including beauty schools) during the quarter.  Our franchisees built 57 salons and closed or sold back to us 115 salons, for a net decrease of 58 franchise salons during the quarter.  As of September 30, 2005, we had 7,108 company owned salons, 3,844 franchise salons, 35 beauty schools and 90 hair restoration centers (41 company-owned and 49 franchise locations).

•                  Total debt at the end of the quarter was $600 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity at fiscal quarter end, was 43.2 percent.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues.  The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Three Months Ended September 30,
	2005	2004
Service revenues	66.9%	67.0%
Product revenues	29.8	29.3
Franchise royalties and fees	3.3	3.7

Operating expenses:
Cost of service (1)	56.7	56.7
Cost of product (2)	51.0	52.4
Site operating expenses	8.5	8.6
General and administrative	12.7	11.4
Rent	14.2	14.3
Depreciation and amortization	4.4	3.9
Operating income	7.1	8.4
Income before income taxes	5.8	7.7
Net income	3.8	5.0

(1)          Computed as a percent of service revenues.  Also, excludes depreciation.

(2)          Computed as a percent of product revenues.  Also, excludes depreciation.

Consolidated Revenues

Consolidated revenues include revenues of company-owned salons, product and equipment sales to franchisees, beauty school revenues, hair restoration center revenues, and franchise royalties and fees.  During the first quarter of fiscal year 2006 and 2005, consolidated revenues increased 15.4 percent to $584.2 million and 9.9 percent to $506.2 billion, respectively, as compared to the corresponding periods of the prior fiscal year.  The following table details our consolidated revenues by concept:

	For the Periods Ended September 30,
(Dollars in thousands)	2005	2004

North American salons:
Regis	$119,130	$116,458
MasterCuts	43,504	42,519
Trade Secret *	64,491	61,461
SmartStyle	97,864	82,283
Strip Center *	168,554	145,707
Total North American Salons	493,543	448,428

International salons *	51,481	51,738
Beauty schools	13,222	6,056
Hair restoration centers *	25,983	—
Consolidated revenues	$584,229	$506,222
Percent change from prior year	15.4%	9.9%

Salon same-store sales increase **	0.7%	0.9%

* Includes aggregate franchise royalties and fees of $19.5 and $18.7 million for the three months ended September 30, 2005 and 2004, respectively.  North American salon franchise royalties and fees represented 50.4 and 54.8 percent of total franchise revenues in the three months ended September 30, 2005 and 2004, respectively.

**Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period.  Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis.  Relocated salons are included in same-store sales as they are considered to have been open in the prior period.  International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation.  Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 15.4  and 9.9 percent increases in consolidated revenues during the three months ended September 30, 2005 and 2004, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Three Months Ended
	September 30, 2005	September 30, 2004

Acquisitions (previous twelve months)	11.4%	5.4%
Organic growth	4.4	4.0
Foreign currency	0.3	1.3
Franchise revenues	(0.1)	(0.1)
Closed salons	(0.6)	(0.7)
	15.4%	9.9%

We acquired 427 salons (including 123 franchise salon buybacks), 90 company-owned hair restoration centers and 24 company-owned beauty schools during the twelve months ended September 30, 2005.  The organic growth stemmed from the construction of 529 company-owned salons during the twelve months ended September 30, 2005.  During the first quarter of fiscal year 2006, the foreign currency impact was driven by the further weakening of the United States dollar against the Canadian dollar partially offset by the strengthening of the United States dollar against the British pound and Euro as compared to the prior periods’ exchange rates.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers.  For the three months ended September 30, 2005 and 2004, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2005	$390,969	$51,534	15.2%
2004	339,435	36,483	12.0

The growth in service revenues in the first three months of fiscal year 2006 and 2005 was driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth).  In addition, between January and June 2005, there were slight price increases at approximately 2,500 salons.  Revenues were negatively impacted during the first quarter of fiscal year 2006 and 2005 in the south and southeast United States, respectively, as a result of various hurricanes.  These hurricanes caused nearly 2,400 and 3,300 lost salon days during the quarter end September 30, 2005 and 2004, respectively.

Product Revenues.  Product revenues are primarily comprised of retail sales at company-owned salons, sales of product and equipment to franchisees, and retail product sales made by our beauty schools and hair restoration centers.  Total product revenues for the three months ended September 30, 2005 and 2004 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2005	$173,752	$25,633	17.3%
2004	148,119	8,459	6.1

The increase in the fiscal year 2006 product revenue percentage was mainly due to acquisition, specifically the addition of hair restoration centers, which caused a 110 basis point increase, as well as an improved sales product mix.  This improvement was softened by a same-store sales decrease of 0.5 percent, compared to an increase of 0.6 percent in fiscal year 2005.  The  increase in same-store product sales for the quarter ended September 30, 2004 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons.

Franchise Royalties and Fees.  Total franchise revenues, which include royalties and franchise fees, were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2005	$19,508	$840	4.5%
2004	18,668	559	3.1

Total franchise locations open at September 30, 2005 and 2004 were 3,893 (including 49 franchise hair restoration centers) and 3,902, respectively.  We purchased 123 of our franchise salons during the twelve months ended September 30, 2005, which drove the overall decrease in the number of franchise salons between periods.

The increase in consolidated franchise revenues during the three months ended September 30, 2005 was primarily due to the acquisition of the hair restoration centers, which have 49 franchise locations.  Favorable foreign currency fluctuations also had a 0.5 percent positive impact on franchise revenues during the quarter.  The increase in consolidated franchise revenues during the three months ended September 30, 2004, was due to favorable foreign currency fluctuations as well as the purchase of 169 franchise salons during the previous twelve months.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three months ended September 30, 2005 and 2004 was as follows:

(Dollars in thousands)		Margin as% of
Quarter Ended	Total	Service and Product	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
2005	$254,326	45.0%	$36,942	17.0%	40
2004	217,384	44.6	19,486	9.8	(10)

* Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the first three months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands)		Margin as% of
Quarter Ended	Service	Service	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
2005	$169,110	43.3%	$22,261	15.2%	—
2004	146,849	43.3	14,298	10.8	(50)

* Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The service margin was flat compared to the same quarter last year due to payroll improvements as a result of strong service same-store sales offset by compensation paid to employees impacted by the hurricanes.  The basis point decrease in service margins during the three months ended September 30, 2004 was primarily related to the decision to compensate employees while salons were closed in the southeast United States due to the hurricanes.

Product Margin (Excluding Depreciation).  Product margin for the first three months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands)		Margin as% of
Quarter Ended	Product	Product	Increase (Decrease) Over Prior Fiscal Year
September 30,	Margin	Revenues	Dollar	Percentage	Basis Point*
2005	$85,216	49.0%	$14,681	20.8%	140
2004	70,535	47.6	5,188	7.9	80

* Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in product margins for the first three months of fiscal year 2006 was due to the impact of product sales in the hair restoration centers, which have higher product margins than our salon business.  This was partially offset by the product we donated to those affected by the hurricanes.  The first quarter fiscal year 2005 basis point improvement in product margins was primarily related to a lower cost of goods stemming from our ability to negotiate favorable terms with our suppliers due to our size and volume of purchases.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the first three months of fiscal year 2006 and 2005 were as follows:

(Dollars in thousands)		Expense as%
Quarter Ended	Site	of Total	Increase (Decrease) Over Prior Fiscal Year
September 30,	Operating	Revenues	Dollar	Percentage	Basis Point*
2005	$49,716	8.5%	$6,415	14.8%	(10)
2004	43,301	8.6	4,754	12.3	20

* Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses during the three months ended September 30, 2005 was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of revenue.  The basis point decrease in site operating expenses during the three months ended September 30, 2004 was primarily due to increased repair and maintenance expense over the prior period.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations.  During the three months ended September 30, 2005 and 2004, G&A costs were as follows:

(Dollars in thousands)		Expense as%
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
September 30,	G&A	Revenues	Dollar	Percentage	Basis Point*
2005	$74,067	12.7%	$16,366	28.4%	130
2004	57,701	11.4	4,257	8.0	(20)

* Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in G&A costs as a percent of total revenues during the first three months of fiscal year 2006 was primarily due to the acquisition of the hair restoration centers, which have higher G&A costs as a percent of revenues due to the marketing-intensive nature of that business.  In addition, there were increased costs related to salon advertising expenses in the form of promotional materials, legal and accounting fees, stock option expense and supervisory travel expense.  There was also increased severance expenses associated with our European franchise operations during the first quarter of fiscal year 2006.  The basis point improvement in G&A expenses during the three months ended September 30, 2004 was primarily due to the distribution to employees of loans associated with split dollar life insurance arrangements resulting in the expense of the cash surrender value of the related policies transferred to employees.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands)		Expense as%
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
September 30,	Rent	Revenues	Dollar	Percentage	Basis Point*
2005	$82,835	14.2%	$10,327	14.2%	(10)
2004	72,508	14.3	8,982	14.1	50

* Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The slight improvement in this fixed-cost expense as a percent of total revenues during the first three months of fiscal year 2006 was primarily due to the mix of salons and hair restoration centers.  The increase in this fixed-cost expense as a percent of total revenues during the first three months of fiscal year 2005 was primarily due to lower same-store sales growth in the first quarter of fiscal year 2005 as compared to the corresponding period of the prior fiscal year.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2005 and 2004 was as follows:

(Dollars in thousands)		Expense as%
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
September,	D&A	Revenues	Dollar	Percentage	Basis Point*
2005	$25,896	4.4%	$6,101	30.8%	50
2004	19,795	3.9	2,169	12.3	10

* Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase during the first three months of fiscal year 2006 in this expense category as a percent of total revenues was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 as well as a write-off of $0.5 million of fixed assets in North America associated with the hurricane.

Interest

Interest expense was as follows:

(Dollars in thousands)		Expense as%
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
September 30,	Interest	Revenues	Dollar	Percentage	Basis Point*
2005	$8,264	1.4%	$3,956	91.8%	50
2004	4,308	0.9	(60)	(1.4)	-

* Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the first three months of fiscal year 2006 was primarily due to an increase in our debt level stemming from our acquisition of the hair restoration centers in fiscal year 2005.

Income Taxes

Our reported effective tax rate was as follows:

Periods Ended	Effective	Basis Point
September 30,	Rate	Improvement (Decline)
2005	34.5%	110
2004	35.6	90

The improvement in our overall effective tax rate for the three months ended September 30, 2005 was related to the reinstatement of the Work Opportunity Tax Credit, which was not in effect in the first quarter of fiscal 2005.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year.  In the first three months of fiscal year 2006, foreign currency translation had a positive impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro.  To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year.  Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	For the Three Months Ended September 30, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$493,543	$2,020	$491,523	10.1%	9.6%
International salons	51,481	(631)	52,112	(0.5)	0.7
Beauty schools	13,222	(36)	13,258	118.3	118.9
Hair restoration centers	25,983	—	25,983	100.0	100.0
Total	$584,229	$1,353	$582,876	15.4%	15.1%

Income before income taxes:
North American salons	$62,259	$289	$61,970	1.8%	1.4%
International salons	3,243	(47)	3,290	(52.2)	(51.5)
Beauty schools	1,625	(5)	1,630	34.2	34.6
Hair restoration centers	5,290	—	5,290	100.0	100.0
Corporate **	(38,562)	3	(38,565)	28.5	28.5
Total	$33,855	$240	$33,615	(13.4% )	(14.1% )

	For the Three Months Ended September 30, 2004
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$448,428	$896	$447,532	8.2%	8.0%
International salons	51,738	5,022	46,716	19.9	8.3
Beauty schools	6,056	174	5,882	98.8	93.1
Hair restoration centers	—	—	100.0	100.0
Total	$506,222	$6,092	$500,130	9.9%	8.6%

Income before income taxes:
North American salons	$61,134	$129	$61,005	(3.2% )	(3.5%	)
International salons	6,778	635	6,143	59.7	44.7
Beauty schools	1,211	15	1,196	19.5	18.1
Hair restoration centers	—	—	—	100.0	100.0
Corporate **	(30,007)	(7)	(30,000)	1.3	1.3
Total	$39,116	$772	$38,344	0.7%	(1.3%	)

*   Represents the percentage increase (decrease over reported amounts in the corresponding period of the prior fiscal year.)

** Primarily general and administrative, corporate depreciation and amortization, and net interest expense.

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers.  Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage	Sales Increase
2005	$493,543	$45,115	10.1%	1.1%
2004	448,428	33,895	8.2	0.5

The percentage increases during the three months ended September 30, 2005 and 2004, were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended
	September 30, 2005	September 30, 2004

Acquisitions (previous twelve months)	5.4%	5.3%
Organic growth	4.7	3.3
Foreign currency	0.5	0.2
Franchise revenues	(0.1)	(0.2)
Closed salons	(0.4)	(0.4)
	10.1%	8.2%

We acquired 404 North American salons during the twelve months ended September 30, 2005, including 123 franchise buybacks.  The organic growth stemmed primarily from the construction of 509 company-owned salons in North America during the twelve months ended September 30, 2005, as well as North American same-store sales increases.  The foreign currency impact during the first three months of fiscal year 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income.  Operating income for the North American salons for the first three months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands)

Quarter Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
September 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
2005	$62,259	12.6%	$1,125	1.8%	(100)
2004	61,134	13.6	(2,052)	(3.2)	(160)

* Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in North American salon operating income as a percentage of total revenues during the three months ended September 30, 2005, was due to the increased costs related to additional compensation paid to employees impacted by the hurricanes, supervisor travel expense and the write-off of $0.5 million of fixed assets associated with the hurricanes.

International Salons

International Salon Revenues.  Total international salon revenues were as follows:

(Dollars in thousands)	Increase (Decrease) Over Prior Fiscal Year				Same-Store
Quarter Ended September 30,	Revenues	Dollar	Percentage		Sales Increase (Decrease)
2005	$51,481	$(257)	(0.5%	)	(3.6)
2004	51,738	8,596	19.9		5.6

The percentage increases (decreases) during the three months ended September 30, 2005 and 2004 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended
	September 30, 2005	September 30, 2004

Acquisitions (previous twelve months)	1.5%	1.0%
Organic growth	1.9	10.3
Foreign currency	(1.2)	11.2
Franchise revenues	—	1.4
Closed salons	(2.7)	(4.0)
	(0.5)%	19.9%

We acquired 23 international salons during the twelve months ended September 30, 2005.  The organic growth stemmed from the construction of 20 company-owned international salons during the twelve months ended September 30, 2005.  The foreign currency impact during the first three months of fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income (Loss).  Operating income (loss) for the International salons for the first three months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands)

Quarter Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
September 30,	Incomes	% of Total Revenue	Dollar	Percentage	Basis Point*

2005	$3,243	6.3%	$(3,535)	(52.2)%	(680)
2004	6,778	13.1	2,533	59.7	330

*     Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in International salon operating income as a percentage of total revenues during the three months ended September 30, 2005, was due to reduced same-store sales as a result of a softening European economy.  In addition, operating income was negatively impacted by severance expenses, increased marketing initiatives and rent increases as a result of rent reviews.

Beauty Schools

Beauty School Revenues.  Total beauty schools revenues were as follows:

(Dollars in thousands)	Increase Over Prior Fiscal Year
Quarter Ended September 30,	Revenues	Dollar	Percentage
2005	$13,222	$7,166	118.3%
2004	6,056	3,010	98.8

The percentage increases during the three months ended September, 2005 and 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended
	September 30, 2005	September 30, 2004
Acquisitions (previous twelve months)	114.8%	87.8%
Organic growth	4.1	5.3
Foreign currency	(0.6)	5.7
	118.3%	98.8%

We acquired 24 beauty schools during the twelve months ended September 30, 2005.  The foreign currency impact during the first three months of fiscal years 2005 was driven by the strengthening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income.  Operating income for our beauty schools for the first three months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Quarter Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
September 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
2005	$1,625	12.3%	$414	34.2%	(770)
2004	1,211	20.0	198	19.5	(1,330)

*     Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition.  We have since expanded by acquiring six beauty schools during fiscal year 2004, 13 during fiscal year 2005, and 11 during fiscal year 2006.  The year-over-year fluctuations in beauty school operating income stem primarily from our integration of the new beauty schools and changes in the mix of beauty schools due to these acquisitions.

Hair Restoration Centers

As discussed in Note 6 to the Condensed Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004.  Our operating results for the three months ended September 30, 2005 include three months of operations from this acquired entity (referred to as hair restoration centers for segment reporting purposes). Refer to Note 4 of the Condensed Consolidated Financial Statements for the results of operations related to the hair restoration centers which were included in our Condensed Consolidated Statement of Operations and Note 6 for related pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Date	Debt to Capitalization	Basis Point (Increase) Decrease*
September 30, 2005	43.2	(20)
June 30, 2005	43.0	(1,240)

* Change as compared to prior fiscal year end (June 30).

The increase in debt at June 30, 2005 over the prior fiscal year was driven by the $210 million acquisition of Hair Club for Men and Women with debt during December 2004, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005.  Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools, and purchase inventory.  Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at September 30, 2005 and June 30, 2005 were as follows:

(Dollars in thousands)

Date	Total Assets	$ Increase Over Prior Period*	% Increase Over Prior Period*
September 30, 2005	$1,802,315	$76,339	4.4%
June 30, 2005	1,725,976	454,117	35.7

* Change as compared to prior fiscal year end (June 30).

Acquisitions were the primary driver of the increase in total assets between June 30, 2005 and September 30, 2005.

Total shareholders’ equity at September 30, 2005 and June 30, 2005 was as follows:

(Dollars in thousands)

Date	Shareholders’ Equity	$ Increase Over Prior Period*	% Increase Over Prior Period*
September 30, 2005	$787,238	$32,526	4.3%
June 30, 2005	754,712	72,692	10.7

* Change as compared to prior fiscal year end (June 30).

During the first three months of fiscal year 2006, equity increased primarily as a result of net income, additional paid-in capital primarily recorded in connection with the exercise of stock options, increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets and stock issued in connection with acquisitions.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first three months of fiscal year 2006 and 2005 was $38.0 and $35.4 million, respectively.  The cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Net income	$22,159	$25,192
Depreciation and amortization	25,896	19,795
Deferred income taxes	83	1,223
Inventories	(14,514)	(15,474)
Accounts payable and accrued expenses	9,417	(4,598)
Other	(5,038)	9,240
	$38,003	$35,378

During the first three months of fiscal year 2006, inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales.  The increase in inventory resulted in an increase in accounts payable and accrued expenses primarily due to the timing of payments related to inventory purchases.  The increase in depreciation and amortization was due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 as well as a write-off of $450 of leasehold improvements in North America associated with the hurricanes.

Investing Activities

Net cash used in investing activities of $65.6 and $33.5 million in the first three months of fiscal year 2006 and 2005, respectively, was the result of the following:

	Investing Cash Flows For the Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Business and salon acquisitions	$(35,963)	$(11,801)
Capital expenditures for new salon construction	(13,080)	(9,093)
Capital expenditures for remodels or other additions	(9,822)	(9,316)
Capital expenditures for the corporate office (including all technology-related expenditures)	(6,752)	(3,496)
Proceeds from the sale of assets	21	220
	$(65,596)	$(33,486)

We constructed 125 company-owned salons and acquired 48 company-owned salons (42 of which were franchise buybacks) during the first three months of fiscal year 2006.  Acquisitions were primarily funded by a combination of operating cash flows and debt.  The company-owned constructed and acquired salons (excluding franchise buybacks) consisted of the following number of salons in each concept:

	Three Months Ended September 30, 2005
	Constructed	Acquired
Regis Salons	14	1
MasterCuts	5	—
Trade Secret	13	—
SmartStyle	49	—
Strip Center	41	1
International	3	4
	125	6

Additionally, we completed 38 major remodeling projects during the first three months of fiscal year 2006 compared to  41during the first three months of fiscal year 2005.

Financing Activities

Net cash provided by financing activities was $36.4 and $6.4 million during the first three months of fiscal year 2006 and 2005, respectively, resulting from the following:

	Financing Cash Flows For the Three Months Ended September 30,
(Dollars in thousands)	2005	2004

Net borrowings (payments) on revolving credit facilities	$38,799	$16,624
Repayments of long-term debt	(12,051)	(11,888)
Proceeds from the issuance of common stock	5,274	1,311
Tax benefit from employee stock plans	2,713	—
Dividend paid	(1,805)	(1,772)
Other	3,426	2,136
	$36,356	$6,411

The net borrowings on revolving credit facilities and net repayments of long-term debt were primarily used to fund acquisitions, which are discussed in the paragraph below and in Note 6 to the Condensed Consolidated Financial Statements.  The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the first three months of fiscal year 2006 consisted of 42 franchise buybacks, 6 other acquired corporate and franchise salons, and 11 acquired beauty schools.  The acquisitions during the first three months of fiscal year 2005 consisted of 58 franchise buybacks, 7 other acquired corporate and franchise salons, and zero acquired beauty schools.  The acquisitions were funded primarily from operating cash flow and debt.

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

Subsequent to the end of our third quarter in the prior fiscal year, we amended and restated our existing revolving credit facility, thereby increasing our borrowing capacity under this facility by $100 million (to $350 million).  Additionally, we incurred $200 million of new private placement debt.  See Form 8-K filed with the SEC on April 12, 2005, for further discussion.  There have been no other significant changes in our commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2005.  We are in compliance with all covenants and other requirements of our credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to December 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies.  If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations.  We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable.  The existing guaranteed lease obligations, which have an aggregate undiscounted value of $2.0 million at September 30, 2005, terminate at various dates between June 2006 and April 2009.  We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the first three months of fiscal year 2006.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.04 per share during the first three months of fiscal year 2006.  On October 28, 2005, our Board of Directors declared a $0.04 per share quarterly dividend payable November 23, 2005 to shareholders of record on November 9, 2005.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program.  Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock.  The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005.  The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises.  As of September 30, 2005, a total accumulated 2.4 million shares have been repurchased for $76.5 million, respectively.  All repurchased shares are immediately retired.  This repurchase program has no stated expiration date and at September 30, 2005, $123.5 million remain to be repurchased under this program.

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

Impact of Changes in Regulatory and Statutory Laws

With more than 10,000 locations and an average of 55,000 corporate employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts.  These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons and beauty schools that support its growth objectives; changes in key relationships with certain companies; changes in regulatory and statutory laws; changes in manufacturers’ choice of distribution channels; or other factors not listed above.  The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth herein and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and incorporated by reference into Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates.  As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt.  As of September 30, 2005 and June 30, 2005, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $2.0 and $2.5 million related to the fair value swaps at September 30, 2005 and June 30, 2005, respectively:

(Dollars in thousands)	September 30, 2005	June 30, 2005
Fixed rate debt	$415,598	$413,526
Floating rate debt	184,100	155,250
	$599,698	$568,776

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

  (Pay fixed rates, receive variable rates)

The Company had an interest rate swap contract that paid fixed rates of interest and received variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at September 30, 2004, which was accounted for as a cash flow swap.  This swap contract matured during June 2005 and, therefore, the Company holds no cash flow swaps at September 30, 2005.

The cumulative tax-effected net loss recorded in other comprehensive income, set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet, related to the cash flow hedges was $0.0 and $0.4 million at September 30, 2005 and 2004, respectively.  The following table depicts the hedging activity recorded in the accumulated other comprehensive income account related to cash flow hedges for the three months ended September 30, 2005 and 2004.

	For the Three Months Ended September 30,
(Dollars in thousands)	2005	2004
Tax-effected (loss) gain on cash flow hedges recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$1	$88
Unrealized net (loss) gain from changes in fair value of cash flow hedges	—	(89)
	$1	$(1)

  (Pay variable rates, receive fixed rates)

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $38.5 and $48.5 million notional amount at September 30, 2005 and June 30, 2005, respectively, with maturation dates between October 2005 and July

2008.  These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.  There was one interest rate swap with a notional value of $10.0 million which matured on July 1, 2005.

The Company’s fair value swaps are recorded at fair value within other assets in the Condensed Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt of $0.3 and $0.6 million at September 30, 2005 and June 30, 2005, respectively.  Additionally, $1.8 and $1.9 million of deferred gain remained in long-term debt at September 30, 2005 and June 30, 2005, respectively, related to the early termination of a fair value swap contract.  No hedge ineffectiveness occurred during the first quarter of fiscal year 2006 or 2005.  As a result, the fair value swaps did not have a net impact on earnings.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro.  In preparing the Condensed Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars.  Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income.  As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies.  As of September 30, 2005, the Company has entered into the following financial instrument:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations.  The purpose of this hedge is to protect against adverse movements in exchange rates.  The cross-currency swap hedged approximately nine percent of the Company’s net investments in foreign operations at September 30, 2005 and June 30, 2005, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet.  At September 30, 2005 and June 30, 2005, the Company’s net investment in this derivative financial instrument was in an $8.1 and $8.5 million loss position, respectively, based on its estimated fair value.  The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Condensed Consolidated Balance Sheet.  For the quarter ended September 30, 2005, $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account, respectively.  For the quarter ended September 30, 2004, $0.4 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2005 Annual Report on Form 10-K.  Other than the information included above, there have been no material changes to this information during the three months ended September 30, 2005.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended September 30, 2005.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Share Repurchase Program

The Company’s Board of Directors approved a stock repurchase program under which up to $200.0 million can be expended for the repurchase of the Company’s common stock.  The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions.  All repurchased shares are immediately retired.  This repurchase program has no stated expiration date.

The following table shows the monthly first quarter fiscal year 2006 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/05 – 7/31/05	—	N/A	—	$123,473

8/1/05 – 8/31/05	—	N/A	—	123,473

9/1/05 – 9/30/05	—	N/A	—	123,473

Total	—	N/A	—

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended September 30, 2005:

Form 8-K dated July 8, 2005 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the month, quarter, and year ended June 30, 2005.

Form 8-K dated August 24, 2005 related to the announcement of the Company’s financial results for its fiscal fourth quarter and fiscal year ended June 30, 2005.

Form 8-K dated September 26, 2005 related to the announcement that the Company has updated its first quarter earnings per share guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 2, 2005	By:	/s/ Randy L. Pearce
Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the
registrant and as principal
accounting officer