Form 10-Q
period 2005-12-31
REGIS CORP
filed 2006-02-08
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 2005

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

Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 31, 2006:

Common Stock, $.05 par value	45,462,246
Class	Number of Shares

REGIS CORPORATION

INDEX

			Page Nos.
Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements:

		Condensed Consolidated Balance Sheet as of December 31, 2005 and June 30, 2005	3

		Condensed Consolidated Statement of Operations for the three months ended December 31, 2005 and 2004	4

		Condensed Consolidated Statement of Operations for the six months ended December 31, 2005 and 2004	5

		Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2005 and 2004	6

		Notes to Condensed Consolidated Financial Statements	7-17

		Review Report of Independent Registered Public Accounting Firm	18

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19-41

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42

	Item 4.	Controls and Procedures	43

Part II.	Other Information

	Item 1.	Legal Proceedings	44

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	44

	Item 4.	Submission of Matters to a Vote of Security Holders	45

	Item 6.	Exhibits and Reports on Form 8-K	45

	Signature		47

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of December 31, 2005 and June 30, 2005

(Dollars in thousands, except per share amounts)

	December 31, 2005	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$136,142	$102,718
Receivables, net	49,759	47,752
Inventories	201,338	184,609
Deferred income taxes	16,465	17,229
Other current assets	31,896	28,341
Total current assets	435,600	380,649

Property and equipment, net	460,802	435,324
Goodwill	678,927	646,510
Other intangibles, net	209,649	208,800
Other assets	55,054	54,693

Total assets	$1,840,032	$1,725,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$33,778	$19,747
Accounts payable	79,441	64,111
Accrued expenses	202,124	178,192
Total current liabilities	315,343	262,050

Long-term debt	545,097	549,029
Other noncurrent liabilities	166,248	160,185
Total liabilities	1,026,688	971,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at December 31, 2005 and June 30, 2005
Common stock, $.05 par value; issued and outstanding 45,354,403 and 44,952,002 common shares at December 31, 2005 and June 30, 2005, respectively	2,268	2,248
Additional paid-in capital	243,506	229,871
Accumulated other comprehensive income	45,246	46,124
Retained earnings	522,324	476,469

Total shareholders’ equity	813,344	754,712

Total liabilities and shareholders’ equity	$1,840,032	$1,725,976

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended December 31, 2005 and 2004

(Dollars in thousands, except per share amounts)

	2005	2004
Revenues:
Service	$399,278	$357,147
Product	188,108	160,249
Franchise royalties and fees	19,237	19,936
	606,623	537,332

Operating expenses:
Cost of service	226,938	203,604
Cost of product	95,859	84,392
Site operating expenses	50,112	44,751
General and administrative	71,175	64,105
Rent	85,046	75,117
Depreciation and amortization	27,259	20,765
Total operating expenses	556,389	492,734

Operating income	50,234	44,598

Other income (expense):
Interest	(8,660)	(5,467)
Other, net	570	1,024

Income before income taxes	42,144	40,155

Income taxes	(14,834)	(13,671)

Net income	$27,310	$26,484

Net income per share:
Basic	$0.61	$0.59
Diluted	$0.59	$0.57

Weighted average common and common equivalent shares outstanding:
Basic	45,154	44,534
Diluted	46,411	46,468

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the six months ended December 31, 2005 and 2004

(Dollars in thousands, except per share amounts)

	2005	2004
Revenues:
Service	$790,247	$696,582
Product	361,860	308,368
Franchise royalties and fees	38,745	38,604
	1,190,852	1,043,554

Operating expenses:
Cost of service	448,797	396,190
Cost of product	184,395	161,976
Site operating expenses	99,828	88,052
General and administrative	145,242	121,806
Rent	167,881	147,625
Depreciation and amortization	53,155	40,560
Total operating expenses	1,099,298	956,209

Operating income	91,554	87,345

Other income (expense):
Interest	(16,924)	(9,775)
Other, net	1,369	1,701

Income before income taxes	75,999	79,271

Income taxes	(26,530)	(27,595)

Net income	$49,469	$51,676

Net income per share:
Basic	$1.10	$1.16
Diluted	$1.07	$1.11

Weighted average common and common equivalent shares outstanding:
Basic	45,059	44,423
Diluted	46,366	46,359

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the six months ended December 31, 2005 and 2004

(Dollars in thousands)

	2005	2004
Cash flows from operating activities:
Net income	$49,469	$51,676
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,376	38,137
Amortization	5,779	2,423
Deferred income taxes	82	4,125
Tax benefit from employee stock plans	(2,419)	—
Stock-based compensation	2,904	341
Other noncash items affecting earnings	277	254

Changes in operating assets and liabilities:
Receivables	70	(1,265)
Inventories	(16,022)	(8,407)
Other current assets	(3,549)	1,546
Other assets	(1,201)	(6,836)
Accounts payable	11,921	7,221
Accrued expenses	24,584	15,075
Other noncurrent liabilities	7,243	8,245
Net cash provided by operating activities	126,514	112,535

Cash flows from investing activities:
Capital expenditures	(60,415)	(46,709)
Proceeds from sale of assets	227	602
Purchase of salon and school net assets, net of cash acquired	(39,344)	(35,091)
Purchase of hair restoration centers, net of cash acquired	(2,081)	(209,652)
Net cash used in investing activities	(101,613)	(290,850)

Cash flows from financing activities:
Borrowings on revolving credit facilities	1,195,305	890,315
Payments on revolving credit facilities	(1,178,705)	(760,633)
Proceeds from issuance of long-term debt	—	100,000
Repayments of long-term debt	(14,145)	(17,226)
Tax benefit from employee stock plans	2,419	—
Other, primarily increase in negative book cash balances	1,011	2,672
Dividends paid	(3,616)	(3,555)
Repurchase of common stock	—	(442)
Proceeds from issuance of common stock	7,108	6,425
Net cash provided by financing activities	9,377	217,556

Effect of exchange rate changes on cash and cash equivalents	(854)	5,525

Increase in cash and cash equivalents	33,424	44,766

Cash and cash equivalents:
Beginning of period	102,718	73,567
End of period	$136,142	$118,333

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2005 and for the three and six months ended December 31, 2005 and 2004, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2005 and the consolidated results of its operations and its cash flows for the interim periods.  Adjustments consist only of normal recurring items, except for any discussed in the notes below.  The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited condensed financial information of the Company for the three and six month periods ended December 31, 2005 and 2004 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated February 8, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Property and Equipment:

Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and five to ten years for equipment, furniture and software).  Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years.  For leases with renewal periods at the Company’s option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company.  In such cases, the Company will include the renewal option period along with the original stated lease period in the determination of appropriate estimated useful lives.

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

Stock-Based Employee Compensation Plans:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001.  Under these plans, three types of stock-based compensation awards are granted:  stock options, equity-based stock appreciation rights (SARS) and restricted stock.  Prior to July 1, 2003, the Company accounted for its stock-based awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related Interpretations.  Under the provisions of APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

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

Effective July 1, 2005, the Company adopted FAS No. 123 (revised 2004), “Share-Based Payment” (FAS No. 123R), using the modified prospective method of application.  Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003.  Compensation expense recorded during the three and six months ended December 31, 2005 includes approximately $0.5 and $1.1 million related to awards issued subsequent to July 1, 2003 and $0.7 and $1.8 million related to unvested awards previously being accounted for on the intrinsic value method of accounting.

The impact of adopting FAS No. 123R for the Company’s second quarter and the first six months of fiscal 2006 was an increase in compensation expense of $0.7 and $1.8 million ($0.5 and $1.2 million after tax) and a reduction of $0.01 and $0.03 for both basic and diluted earnings per share for the second quarter and the first six months of fiscal 2006, respectively.  The Company expects the total expense for stock-based awards during fiscal year 2006 to be approximately $4.9 million.  The adoption of FAS No. 123R is expected to incrementally increase before tax compensation expense computed using FAS No. 123 by approximately $2.7 million during fiscal 2006.  FAS 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of share-based arrangements be presented as a cash inflow from financing activity in the Condensed Consolidated Statement of Cash Flows.  In periods prior to the first quarter of fiscal year 2006, such amounts were presented as an operating activity.

The Company’s pro forma net income and pro forma earnings per share for the three and six months ended December 31, 2004, which include pro forma net income and earnings per share amounts as if the fair value-based method of accounting had been used on awards granted prior to July 1, 2003 and thus being accounted under APB Opinion No. 25, was as follows:

	For the Periods Ended December 31, 2004,
(Dollars in thousands, except per share amounts)	Three Months	Six Months
Net income, as reported	$26,484	$51,676
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	164	214
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,588)	(3,157)
Pro forma net income	$25,060	$48,733
Earnings per share:
Basic – as reported	$0.59	$1.16
Basic – pro forma	$0.56	$1.10
Diluted – as reported	$0.57	$1.11
Diluted – pro forma	$0.54	$1.05

There have been no stock-based compensation awards issued by the Company during the first six months of fiscal year 2006.

The Company uses historical data to estimate pre-vesting forfeiture rates.  As of December 31, 2005, 139,400 unvested restricted stock shares with a weighted average grant-date fair value of $38.80 were outstanding.  As of December 31, 2005, the total unrecognized compensation cost related to unvested share-based compensation arrangements was $11.1 million and the related weighted average period over which it is expected to be recognized is approximately 3.3 years.

Recent Accounting Pronouncements:

In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 13-1, “Accounting for Rental Costs Incurred during the Construction Period.”  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense.  FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005.  Regis currently recognizes these types of costs as rental expenses; therefore, the adoption of FSP 13-1 will not impact the Company’s consolidated financial statements.

In June 2005, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”  EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased.  This guidance was effective for reporting periods beginning after June 29, 2005.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.                                      SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the six months ended December 31, 2005 was due to the following:

(Dollars in thousands)
Exercise of stock options	$7,088
Tax benefit realized upon exercise of stock options	3,353
Stock option compensation	2,904
Franchise stock incentive program	290
$13,635

During the six months ended December 31, 2005, 395,014 stock options were exercised with a total intrinsic value of $8,994,000 on the exercise date.

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap and foreign currency gains or losses on intercompany notes designated as long-term in nature, recorded in the cumulative translation account within shareholders’ equity.  Comprehensive income for the three and six months ended December 31, 2005 and 2004 were as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2005	2004	2005	2004
Net income	$27,310	$26,484	$49,469	$51,676
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	1	24	2	23
Change in cumulative foreign currency translation, net of taxes	(3,389)	17,129	(880)	21,804

Total comprehensive income	$23,922	$43,637	$48,591	$73,503

3.                                      NET INCOME PER SHARE:

Stock options and SARS covering 113,700 shares for the six months ended December 31, 2005 and stock options covering 106,701 shares for the six months ended December 31, 2004 were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2005	2004	2005	2004

Weighted average shares for basic earnings per share	45,153,888	44,533,777	45,059,015	44,422,516
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,124,987	1,894,154	1,174,458	1,896,367
Contingent shares issuable under contingent stock agreements (see Note 6)	132,461	39,678	132,461	39,678
Weighted average shares for diluted earnings per share	46,411,336	46,467,609	46,365,934	46,358,561

4.                                      SEGMENT INFORMATION:

The Company operates or franchises 9,029 North American salons (located in the United States, Canada and Puerto Rico), 2,057 international salons, 35 beauty schools and 90 hair restoration centers (46 company-owned and 44 franchise locations). The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons.  Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels.  All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations.  The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate segments.  Prior to quarter ended December 31, 2004, the Company reported three segments: North American Salons, International Salons and Beauty Career Schools.  The acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional segment (hair restoration centers) in the second quarter of fiscal year 2005.

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended December 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$342,343	$31,590	$13,955	$11,390	$—	$399,278
Product	159,413	13,332	1,052	14,311	—	188,108
Franchise royalties and fees	9,827	8,164	—	1,246	—	19,237
	511,583	53,086	15,007	26,947	—	606,623

Operating expenses:
Cost of service	198,748	16,687	4,931	6,572	—	226,938
Cost of product	82,455	8,250	781	4,373	—	95,859
Site operating expenses	44,603	2,591	1,835	1,083	—	50,112
General and administrative	24,504	10,125	1,767	5,638	29,141	71,175
Rent	71,772	9,835	1,544	1,463	432	85,046
Depreciation and amortization	19,002	1,980	652	2,286	3,339	27,259
Total operating expenses	441,084	49,468	11,510	21,415	32,912	556,389

Operating income (loss)	70,499	3,618	3,497	5,532	(32,912)	50,234

Other income (expense):
Interest	—	—	—	—	(8,660)	(8,660)
Other, net	—	—	—	—	570	570
Income (loss) before income taxes	$70,499	$3,618	$3,497	$5,532	$(41,002)	$42,144

	For the Three Months Ended December 31, 2004
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$309,545	$33,745	$7,597	$6,260	$—	$357,147
Product	145,854	12,463	435	1,497	—	160,249
Franchise royalties and fees	9,919	9,389	—	628	—	19,936
	465,318	55,597	8,032	8,385	—	537,332

Operating expenses:
Cost of service	180,850	18,095	2,143	2,516	—	203,604
Cost of product	75,425	7,816	363	788	—	84,392
Site operating expenses	41,085	2,389	797	480	—	44,751
General and administrative	24,992	10,714	1,471	1,818	25,110	64,105
Rent	64,591	9,304	617	510	95	75,117
Depreciation and amortization	15,563	1,661	233	708	2,600	20,765
Total operating expenses	402,506	49,979	5,624	6,820	27,805	492,734

Operating income	62,812	5,618	2,408	1,565	(27,805)	44,598

Other income (expense):
Interest	—	—	—	—	(5,467)	(5,467)
Other, net	—	—	—	—	1,024	1,024
Income before income taxes	$62,812	$5,618	$2,408	$1,565	$(32,248)	$40,155

	For the Six Months Ended December 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$679,536	$62,963	$25,757	$21,991	$—	$790,247
Product	305,926	25,033	2,472	28,429	—	361,860
Franchise royalties and fees	19,664	16,571	—	2,510	—	38,745
	1,005,126	104,567	28,229	52,930	—	1,190,852

Operating expenses:
Cost of service	392,664	33,701	9,768	12,664	—	448,797
Cost of product	158,346	15,450	1,901	8,698	—	184,395
Site operating expenses	89,612	4,417	3,660	2,139	—	99,828
General and administrative	52,881	20,666	3,692	11,162	56,841	145,242
Rent	141,658	19,673	2,943	2,914	693	167,881
Depreciation and amortization	37,207	3,799	1,143	4,531	6,475	53,155
Total operating expenses	872,368	97,706	23,107	42,108	64,009	1,099,298

Operating income	132,758	6,861	5,122	10,822	(64,009)	91,554

Other income (expense):
Interest	—	—	—	—	(16,924)	(16,924)
Other, net	—	—	—	—	1,369	1,369
Income before income taxes	$132,758	$6,861	$5,122	$10,822	$(79,564)	$75,999

	For the Six Months Ended December 31, 2004
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$611,411	$65,753	$13,158	$6,260	$—	$696,582
Product	282,192	23,749	930	1,497	—	308,368
Franchise royalties and fees	20,143	17,833	—	628	—	38,604
	913,746	107,335	14,088	8,385	—	1,043,554

Operating expenses:
Cost of service	355,039	34,501	4,134	2,516	—	396,190
Cost of product	145,532	15,042	614	788	—	161,976
Site operating expenses	81,266	4,514	1,792	480	—	88,052
General and administrative	49,413	19,266	2,329	1,818	48,980	121,806
Rent	127,655	18,128	1,129	510	203	147,625
Depreciation and amortization	30,895	3,488	471	708	4,998	40,560
Total operating expenses	789,800	94,939	10,469	6,820	54,181	956,209

Operating income	123,946	12,396	3,619	1,565	(54,181)	87,345

Other income (expense):
Interest	—	—	—	—	(9,775)	(9,775)
Other, net	—	—	—	—	1,701	1,701
Income before income taxes	$123,946	$12,396	$3,619	$1,565	$(62,255)	$79,271

	Total Assets
(Dollars in thousands)	December 31, 2005	June 30, 2005
North American salons	$987,804	$949,149
International salons	179,706	180,375
Beauty schools	112,703	72,357
Hair restoration centers	258,052	248,024
Unallocated corporate	301,767	276,071
Consolidated	$1,840,032	$1,725,976

5.                                      GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of December 31, 2005 and June 30, 2005.

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated

Balance at June 30, 2005	$452,696	$37,032	$29,276	$127,506	$646,510
Goodwill acquired	5,354	1,438	23,279	1,831	31,902
Translation rate adjustments	1,690	(1,083)	(92)	—	515
Balance at December 31, 2005	$459,740	$37,387	$52,463	$129,337	$678,927

The table below presents other intangible assets as of December 31, 2005 and June 30, 2005:

	December 31, 2005			June 30, 2005
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Trade names	$109,919	$(5,425)	$104,494	$110,179	$(4,015)	$106,164
Customer list	48,442	(5,141)	43,301	46,800	(2,730)	44,070
Franchise agreements	24,242	(5,195)	19,047	24,242	(4,549)	19,693
Product license agreements	14,931	(1,854)	13,077	15,220	(1,639)	13,581
School-related licenses	14,675	(307)	14,368	8,900	(117)	8,783
Non-compete agreements	661	(578)	83	647	(551)	96
Other	18,068	(2,789)	15,279	18,608	(2,195)	16,413
	$230,938	$(21,289)	$209,649	$224,596	$(15,796)	$208,800

All intangible assets have been assigned an estimated finite useful life, and are amortized on a basis over the number of years that approximate their respective useful lives (ranging from four to 40 years).  The cost of the intangible assets are amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period.  The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Trade names	39
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets was approximately $2.8 and $1.4 million during the three months ended December 31, 2005 and 2004, respectively and $5.5 and $2.2 million during the six months ended December 31, 2005 and 2004, respectively.  As of December 31, 2005, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)

Fiscal Year
2006	$10,934
2007	10,970
2008	10,941
2009	10,839
2010	10,635

6.                                      ACQUISITIONS:

During the six months ended December 31, 2005 and 2004, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  These acquisitions individually and in the aggregate are not material to the Company’s operations.  Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2005 and 2004, and the allocation of the purchase prices, were as follows:

	Six Months Ended
	December 31,
(Dollars in thousands)	2005	2004
Components of aggregate purchase prices:
Cash	$41,425	$244,743
Liabilities assumed	34	6,490
	$41,459	$251,233
Allocation of the purchase price:
Current assets	$3,453	$8,523
Property and equipment	4,779	13,339
Other noncurrent assets	1	12,057
Goodwill	31,902	158,125
Identifiable intangible assets	6,509	127,726
Accounts payable and accrued expenses	(4,952)	(18,017)
Deferred income tax liability	(233)	(50,520)
	$41,459	$251,233

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  Based on the December 31, 2005 market price, the Company would be required to provide an additional 132,461 shares with an aggregate market value on that date of $5.1 million related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired December 31, 2005.

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies.  In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets.  Generally the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes.  Goodwill generated in the Hair Club for Men and Women (Hair Club) acquisition (discussed below) is not deductible for tax purposes due to the acquisition structure of the transaction.

In December 2004, the Company purchased Hair Club for approximately $210 million, financed with debt.  Hair Club offers a comprehensive menu of hair restoration solutions ranging from Extreme Hair Therapy(TM) to the non-surgical Bio-Matrix(R) Process and the latest advancements in hair transplantation, based on an analysis of what is best for each customer’s situation.  This industry is comprised of numerous locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition, as well as cross-marketing of the Company’s products and services.  Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon nor dilutive to our existing salon and school businesses.

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 4 in the “hair restoration centers” segment.  Unaudited pro forma summary information is presented below for the three and six month periods ended December 31, 2004, assuming the acquisition of Hair Club had occurred on July 1, 2003 (i.e., the first day of fiscal year 2004).  Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management.  The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2004, and is not intended to be a projection of future results.

For the Periods Ended, December 31, 2004

	Three Months		Six Months
(Dollars in thousands)	Actual	* ProForma	Actual	* ProForma
Revenue	$537,332	$553,432	$1,043,554	$1,084,165
Net Income	$26,484	$25,714	$51,676	$50,032
EPS	$0.57	$0.55	$1.11	$1.08

* Includes only the period prior to the acquisition.

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt.  Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers.  The management fees included in the pro forma results above totaled approximately $0.3 million for the quarter ended December 31, 2004 and $0.6 million for the six months ended December 31, 2004, respectively.

7.                                      LITIGATION:

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

8.                                      SUBSEQUENT EVENTS:

On January 10, 2006, Regis Corporation announced that it has entered into an agreement whereby a subsidiary of Regis Corporation will merge with the Sally Beauty Company business unit of Alberto-Culver Company. Prior to the merger, Sally Beauty will be spun off by Alberto-Culver to its stockholders, and upon the merger each share of Sally Beauty will be converted into the right to receive 0.600 newly issued shares of Regis Corporation. As part of the transaction, Regis Corporation will also assume $400 million in debt. The transaction is expected to be completed in late spring or early summer of 2006 subject to the satisfaction of customary closing conditions, including obtaining the approval of shareholders of both Regis Corporation and Alberto-Culver Company, expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvement Act, the obtaining of a ruling from the Internal Revenue Service and the approval for listing on the New York Stock Exchange of the Regis Corporation common stock to be issued in the merger.  The corporate headquarters will be in Minneapolis and will retain the name Regis Corporation. Following the completion of the merger, Paul D. Finkelstein, Chairman and Chief Executive Officer of Regis Corporation, will continue to serve as Chief Executive Officer of the combined company.

On February 1, 2006, the Company entered into a series of forward contracts that call for the delivery of $3.5 million Canadian dollars over the period of July 2006 through January 2007 at an average rate of $1.139 Canadian dollar per U.S. dollar.  The Company has designated these forward contracts as hedges of forecasted foreign currency transactions.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2005 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2005 and 2004 and of cash flows for the six month periods ended December 31, 2005 and 2004.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005; and in our report dated September 9, 2005, which contained explanatory paragraphs indicating the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003, we expressed unqualified opinions thereon.  In our opinion, the accompanying consolidated balance sheet information as of June 30, 2005, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1, the Company changed its method of accounting for equity-based compensation arrangements effective July 1, 2005.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

February 8, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in 5 sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the beauty industry’s global leader in beauty salons, hair restoration centers and education. As of December 31, 2005, our worldwide operations included 11,086 system-wide North American and international salons, 90 hair restoration centers and 35 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,029 salons, including 2,258 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,057 salons, including 1,611 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 46 corporate and 44 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 31 locations in the United States and four locations in the United Kingdom. During the second quarter of fiscal year 2006, we had an average of approximately 55,000 corporate employees worldwide.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one-thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2006, we completed 360 acquisitions, adding a net of 7,188 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2005 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q.  We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.  Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2005 Annual Report on Form 10-K.  There were no significant changes in or application of our critical accounting policies during the quarter ended December 31, 2005.

OVERVIEW OF RESULTS

•                  Second quarter diluted earnings per share increased 3.5 percent to 59 cents per diluted share.  Revenues increased 12.9 percent to $607 million.  Consolidated same-store sales increased 1.2 percent.  Hurricane Wilma, coupled with the residual effects of hurricanes Katrina and Rita that struck during the first quarter, further reduced second quarter revenues by an estimated $2.5 million.  Due to these hurricanes, 15 salons are still not operating, and are not expected to contribute to revenue or operating profit the remainder of the year. We also provided emergency compensation or disaster pay to our stylists in the affected areas immediately following the storms.

•                  During the quarter, we acquired 19 (including the buyback of 5 hair restoration centers) salons.  We built 138 corporate salons and closed or relocated 41 salons.  Organic and acquisition activity led to a net increase of 140 corporate units (including beauty schools) during the quarter.  Our franchisees built 76 salons and closed or sold back to us 51 salons, for a net increase of 25 franchise salons during the quarter.  As of December 31, 2005, we had 7,217 company owned salons, 3,869 franchise salons, 35 beauty schools and 90 hair restoration centers (46 company-owned and 44 franchise locations).

•                  Total debt at the end of the quarter was $579 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity at fiscal quarter end, improved to 41.6 percent.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues.  The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
	2005	2004	2005	2004
Service revenues	65.8%	66.5%	66.3%	66.8%
Product revenues	31.0	29.8	30.4	29.5
Franchise royalties and fees	3.2	3.7	3.3	3.7
	100.0	100.0	100.0	100.0
Operating expenses:
Cost of service (1)	56.8	57.0	56.8	56.9
Cost of product (2)	51.0	52.7	51.0	52.5
Site operating expenses	8.3	8.3	8.4	8.4
General and administrative	11.7	11.9	12.2	11.7
Rent	14.0	14.0	14.1	14.1
Depreciation and amortization	4.5	3.9	4.5	3.9

Operating income	8.3	8.3	7.7	8.4
Income before income taxes	6.9	7.5	6.4	7.6
Net income	4.5	4.9	4.2	5.0

(1)          Computed as a percent of service revenues.  Also, excludes depreciation.

(2)          Computed as a percent of product revenues.  Also, excludes depreciation.

Consolidated Revenues

Consolidated revenues include revenues of company-owned salons, product and equipment sales to franchisees, beauty school revenues, hair restoration center revenues, and franchise royalties and fees.  During the second quarter and first six months of fiscal year 2006, consolidated revenues increased 12.9 percent to $606.6 million and 14.1 percent to $1.2 billion, respectively, as compared to the corresponding periods of the prior fiscal year.  The following table details our consolidated revenues by concept:

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2005	2004	2005	2004

North American salons:
Regis	$121,665	$118,867	$240,795	$235,325
MasterCuts	44,441	44,003	87,945	86,522
Trade Secret *	73,711	69,132	138,202	130,593
SmartStyle	102,150	84,400	200,014	166,683
Strip Center *	169,616	148,916	338,170	294,623
Total North American Salons	511,583	465,318	1,005,126	913,746

International salons *	53,086	55,597	104,567	107,335
Beauty schools	15,007	8,032	28,229	14,088
Hair restoration centers *	26,947	8,385	52,930	8,385
Consolidated revenues	$606,623	$537,332	$1,190,852	$1,043,554
Percent change from prior year	12.9%	13.7%	14.1%	11.8%

Salon same-store sales increase **	1.2%	0.4%	1.0%	0.7%

*                 Includes aggregate franchise royalties and fees of $19.2 and $19.9 million for the three months ended December 31, 2005 and 2004, respectively, and $38.7 and $38.6 million for the six months ended December 31, 2005 and 2004, respectively.  North American salon franchise royalties and fees represented 51.1 and 49.8 percent of total franchise revenues in the three months ended December 31, 2005 and 2004, respectively, and 50.8 and 52.2 percent of total franchise revenues in the six months ended December 31, 2005 and 2004.

**          Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period.  Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis.  Relocated salons are included in same-store sales as they are considered to have been open in the prior period.  International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation.  Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 12.9 and 13.7 percent increases in consolidated revenues during the three months ended December 31, 2005 and 2004, respectively, and 14.1 and 11.8 percent increases in consolidated revenues during the six months ended December 31, 2005 and 2004, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31,
	Three Months		Six Months
	2005	2004	2005	2004
Acquisitions (previous twelve months)	9.3%	7.4%	10.3%	6.5%
Organic growth	4.7	5.3	4.6	4.6
Foreign currency	(0.5)	1.5	(0.1)	1.4
Franchise revenues	(0.1)	0.1	(0.1)	—
Closed salons	(0.5)	(0.6)	(0.6)	(0.7)
	12.9%	13.7%	14.1%	11.8%

We acquired 377 salons (including 131 franchise salon buybacks, which includes 5 hair restoration centers), 90 hair restoration centers (including 46 company-owned) and 20 beauty schools during the twelve months ended December 31, 2005.  The organic growth stemmed from the construction of 543 company-owned salons during the twelve months ended December 31, 2005.

During the second quarter of fiscal year 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro partially offset by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers.  For the three and six months ended December 31, 2005 and 2004, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2005	$399,278	$42,131	11.8%
2004	357,147	50,517	16.5
Six Months
2005	$790,247	$93,665	13.4%
2004	696,582	87,000	14.3

The growth in service revenues in the second quarter and first six months of fiscal year 2006 and 2005 was driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth).  In addition, there was a same-store service sales increase of 1.1 percent in fiscal year 2006, compared to an increase of 0.9 percent in fiscal year 2005.  Revenues were negatively impacted during the second quarter and first six months of fiscal year 2006 in the south and southeast United States, respectively, as a result of various hurricanes.  These hurricanes caused nearly 2,700 and 5,100 lost salon days and a reduction in revenues of $2.5 and $4.5 million during the second quarter and first six months of fiscal year 2006, respectively.

Product Revenues.  Product revenues are primarily comprised of retail sales at company-owned salons, sales of product and equipment to franchisees, and retail product sales made by our beauty schools and hair restoration centers.  Total product revenues for the three and six months ended December 31, 2005 and 2004 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2005	$188,108	$27,859	17.4%
2004	160,249	12,807	8.7
Six Months
2005	$361,860	$53,492	17.3%
2004	308,368	21,266	7.4

The growth in product revenues for the second quarter and first six months of fiscal year 2006 was mainly due to acquisitions, specifically the addition of hair restoration centers, which drove an 800 basis point increase in product revenues.  In addition, there was a same-store product sales increase of 0.8 percent in fiscal year 2006, compared to an increase of 0.1 percent in fiscal year 2005.  The growth in product revenues for the second quarter and first six months of fiscal year 2005 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons.

Franchise Royalties and Fees.  Total franchise revenues, which include royalties and franchise fees, were as follows:

(Dollars in thousands)		Increase(Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2005	$19,237	$(699)	(3.5)%
2004	19,936	1,556	8.5
Six Months
2005	$38,745	$141	0.4%
2004	38,604	2,115	5.8

Total franchise locations open at December 31, 2005 and 2004 were 3,913 (including 44 franchise hair restoration centers) and 3,973 (including 49 franchise hair restoration centers), respectively.  We purchased 131 (including 5 hair restoration centers) of our franchise salons during the twelve months ended December 31, 2005, which drove the overall decrease in the number of franchise salons between periods.

The decrease in consolidated franchise revenues during the second quarter ended December 31, 2005 was primarily due to the unfavorable foreign currency fluctuation as well as 131 (including 5 hair restoration centers) franchise buybacks during the twelve months ended December 31, 2005.

The increase in consolidated franchise revenues during the three and six month periods ending December 31, 2004, was due to favorable foreign currency fluctuations, opening more new international franchise salons and the acquisition of the franchise hair restoration centers.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands) Periods Ended	Total	Margin as % of Service and Product	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$264,589	45.0%	$35,189	15.3%	70
2004	229,400	44.3	23,682	11.5	(100)
Six Months
2005	$518,915	45.0%	$72,131	16.1%	50
2004	446,784	44.5	43,168	10.7	(50)

*                 Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands) Periods Ended	Service	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$172,340	43.2%	$18,797	12.2%	20
2004	153,543	43.0	18,365	13.6	(110)
Six Months
2005	$341,450	43.2%	$41,058	13.7%	10
2004	300,392	43.1	32,663	12.2	(80)

*                 Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The increase in service margins during the second quarter and six months ended December 31, 2005, was due to the ability to leverage fixed cost payrolls through increased same-store service sales, which increased 1.1 percent from 0.9 percent in the prior fiscal year.  In addition, the service margins were favorably impacted by enhanced controls over inventory.  The improved margins were offset in part, by the additional compensation paid to employees impacted by the hurricanes in the three and six month period ended December 31, 2005.

The basis point decrease in service margins during the second quarter and six months ended December 31, 2004 was related to overstaffing due to lower than expected same-store sales during the latter half of December 2004, a shift in the mix of services provided to include a greater proportion of higher cost services, such as colorings, and our decision to compensate employees while salons were closed in the southeast United States during the first quarter due to the hurricanes.

Product Margin (Excluding Depreciation).  Product margin for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands) Periods Ended	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
December 31,	Margin	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$92,249	49.0%	$16,392	21.6%	170
2004	75,857	47.3	5,317	7.5	(50)
Six Months
2005	$177,465	49.0%	$31,073	21.2%	150
2004	146,392	47.5	10,505	7.7	20

*                 Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in product margins for the second quarter and six months ended December 31, 2005, was due to the mix of product sales in the hair restoration centers, which have higher product margins than our salon business.  This improvement was softened by an increased level of retail promotional discounting, which may continue in the third and fourth quarters of fiscal year 2006.

The decrease in product margins as a percent of product revenues during the second quarter ending December 31, 2004, was due to lower same-store product sales increases in the Trade Secret salons, which have fixed-cost payrolls, and changes in the mix of products carried and sold.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands) Periods Ended	Site	Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Operating	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$50,112	8.3%	$5,361	12.0%	—
2004	44,751	8.3	5,597	14.3	—
Six Months
2005	$99,828	8.4%	$11,776	13.4%	—
2004	88,052	8.4	10,351	13.3	(10)

*                 Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As a percent of consolidated revenues, site operating expenses were relatively consistent with the corresponding periods of the prior fiscal year.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations.  G&A expenses for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	G&A	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$71,175	11.7%	$7,070	11.0%	(20)
2004	64,105	11.9	9,676	17.8	40
Six Months
2005	$145,242	12.2%	$23,436	19.2%	50
2004	121,806	11.7	13,933	12.9	10

*                 Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in G&A costs as a percent of total revenues during the second quarter of fiscal year 2006 was due to a decrease in advertising expense offset by the addition of the hair restoration centers, which have slightly higher G&A costs due to the marketing-intensive nature of the business.  The increase in G&A costs as a percent of total revenues during the first six months of fiscal year 2006 was due to the increase in stock option expense, legal and accounting fees and international severance expense.

The increase in G&A costs as a percent of total revenues during the second quarter and first half of fiscal year 2005 was primarily due to the addition of the hair restoration centers, which have slightly higher G&A costs due to the marketing-intensive nature of that business.  Additionally, lower same-store sales increases in our salons contributed to the increase in these costs as a percent of revenues.  For the six months ended December 31, 2004, the effect of these items was partially offset by a $1.3 million expense during the first quarter of the fiscal year 2004 related to the write-off of loans associated with split dollar life insurance arrangements and $0.6 million of expense related to the write-off of the cash surrender value of the related policies.  The loans were written off due to final regulations issued by the IRS on the taxation of such split dollar arrangements.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Rent	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$85,046	14.0%	$9,929	13.2%	—
2004	75,117	14.0	10,023	15.4	20
Six Months
2005	$167,881	14.1%	$20,256	13.7%	—
2004	147,625	14.1	19,005	14.8	30

*                 Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As a percent of consolidated revenues, rent expenses for the second quarter and first six months of fiscal year 2006 were relatively consistent with the corresponding periods of fiscal year 2005.  The increase in this fixed-cost expense as a percent of total revenues during the three and six months ended December 31, 2004 was primarily due to rent expense increasing at a faster rate than salon same-store sales in the second quarter and first half of fiscal year 2005.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2005 and 2004 was as follows:

(Dollars in thousands)		Expense as %
Periods Ended		of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	D&A	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$27,259	4.5%	$6,494	31.3%	60
2004	20,765	3.9	2,092	11.2	(10)
Six Months
2005	$53,155	4.5%	$12,595	31.1%	60
2004	40,560	3.9	4,261	11.7	—

*                 Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase during the second quarter and six months ended December 31, 2005, was primarily due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004.

Interest

Interest expense was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
December 31,	Interest	Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$8,660	1.4%	$3,193	58.4%	40
2004	5,467	1.0	1,616	42.0	20
Six Months
2005	$16,924	1.4%	$7,149	73.1%	50
2004	9,775	0.9	1,556	18.9	—

*                 Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the second quarter and first six months of fiscal year 2006 was primarily due to an increase in our debt level stemming from our acquisition of the hair restoration centers in fiscal year 2005.

Income Taxes

Our reported effective tax rate was as follows:

Periods Ended	Effective	Basis Point
December 31,	Rate	Improvement (Decline)
Three Months
2005	35.2%	(120)
2004	34.0	230
Six Months
2005	34.9%	(10)
2004	34.8	160

The increase in the effective tax rate from the second quarter 2004 to 2005 was primarily due to the retroactive reenactment in October 2004 of the federal Work Opportunity Credits.  This resulted in the recording of tax credits earned during all of calendar 2004 in the Company’s tax rate for the December 31, 2004 reporting period and had the effect of lowering the Company’s effective tax rate for that reporting period.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Condensed Consolidated Financial Statements.

Effects of Inflation

We compensate some of our salon employees with percentage commissions based on sales they generate, thereby enabling salon payroll expense as a percent of company-owned salon revenues to remain relatively constant.  Accordingly, this provides us certain protection against inflationary increases, as payroll expense and related benefits (our major expense components) are variable costs of sales.  In addition, we may increase pricing in our salons to offset any significant increases in wages.  Therefore, we do not believe inflation has had a significant impact on the results of our operations.

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year.  In the second quarter and first six months of fiscal year 2006, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro partially offset by the strengthening of the Canadian dollar.  To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year.  Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	For the Three Months Ended December 31, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$511,583	$882	$510,701	9.9%	9.8%
International salons	53,086	(3,475)	56,561	(4.5)	1.7
Beauty schools	15,007	(197)	15,204	86.8	89.3
Hair restoration centers	26,947	—	26,947	100.0	100.0
Total	$606,623	$(2,790)	$609,413	12.9%	13.4%

Income before income taxes:
North American salons	$70,499	$154	$70,345	12.2%	12.0%
International salons	3,618	(211)	3,829	(35.6)	(31.8)
Beauty schools	3,497	(50)	3,547	45.2	47.3
Hair restoration centers	5,532	—	5,532	100.0	100.0
Corporate **	(41,002)	8	(41,010)	27.1	27.2
Total	$42,144	$(99)	$42,243	5.0%	5.2%

	For the Three Months Ended December 31, 2004
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$465,318	$1,806	$463,512	10.5%	10.1%
International salons	55,597	4,917	50,680	16.3	6.0
Beauty schools	8,032	297	7,735	116.8	108.8
Hair restoration centers	8,385	—	8,385	100.0	100.0
Total	$537,332	$7,020	$530,312	13.7%	12.2%

Income before income taxes:
North American salons	$62,812	$241	$62,571	(2.6)%	(3.0)%
International salons	5,618	489	5,129	3.6	(5.4)
Beauty schools	2,408	145	2,263	72.5	62.1
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate **	(32,248)	(3)	(32,245)	14.9	14.9
Total	$40,155	$872	$39,283	(7.1)%	(9.1)%

*                 Represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year.

**          Primarily general and administrative, corporate depreciation and amortization, and net interest expense.

	For the Six Months Ended December 31, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$1,005,126	$2,903	$1,002,223	10.0%	9.7%
International salons	104,567	(4,106)	108,673	(2.6)	1.2
Beauty schools	28,229	(233)	28,462	100.4	102.0
Hair restoration centers	52,930	—	52,930	100.0	100.0
Total	$1,190,852	$(1,436)	$1,192,288	14.1%	14.3%

Income before income taxes:
North American salons	$132,758	$443	$132,315	7.1%	6.8%
International salons	6,861	(258)	7,119	(44.7)	(42.6)
Beauty schools	5,122	(55)	5,177	41.5	43.0
Hair restoration centers	10,822	—	10,822	100.0	100.0
Corporate **	(79,564)	11	(79,575)	27.8	27.8
Total	$75,999	$141	$75,858	(4.1)%	(4.3)%

	For the Six Months Ended December 31, 2004
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) *	(Decrease) *
Total revenues:
North American salons	$913,746	$2,702	$911,044	9.4%	9.0%
International salons	107,335	9,939	97,396	18.0	7.1
Beauty schools	14,088	471	13,617	108.7	101.7
Hair restoration centers	8,385	—	8,385	100.0	100.0
Total	$1,043,554	$13,112	$1,030,442	11.8%	10.4%

Income before income taxes:
North American salons	$123,946	$370	$123,576	(2.9)%	(3.2)%
International salons	12,396	1,124	11,272	28.3	16.6
Beauty schools	3,619	160	3,459	50.3	43.6
Hair restoration centers	1,565	—	1,565	100.0	100.0
Corporate **	(62,255)	(10)	(62,245)	7.9	7.9
Total	$79,271	$1,644	$77,627	(3.4)%	(5.4)%

*                 Represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year.

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

North American Salons

North American Salon Revenues.  Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended December 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2005	$511,583	$46,265	9.9%	1.5%
2004	465,318	44,380	10.5	0.2
Six Months
2005	$1,005,126	$91,380	10.0%	1.3%
2004	913,746	78,275	9.4	0.4

The percentage increases (decreases) during the three and six months ended December 31, 2005 and 2004, were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2005
	Three Months	Six Months
Acquisitions (previous twelve months)	4.9%	5.2%
Organic growth	5.2	5.0
Foreign currency	0.2	0.3
Franchise revenues	—	(0.1)
Closed salons	(0.4)	(0.4)
	9.9%	10.0%

We acquired 362 North American salons during the twelve months ended December 31, 2005, including 126 franchise buybacks.  The organic growth stemmed primarily from the construction of 523 company-owned salons in North America during the twelve months ended December 31, 2005, as well as North American same-store sales increases.  The foreign currency impact during the second quarter and first six months of fiscal year 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income.  Operating income for the North American salons for the second quarter and first six months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$70,499	13.8%	$7,687	12.2%	30
2004	62,812	13.5	(1,665)	(2.6)	(180)
Six Months
2005	$132,758	13.2%	$8,812	7.1%	(40)
2004	123,946	13.6	(3,720)	(2.9)	(170)

*                 Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The increase in North American salon operating income as a percentage of total revenues during three-months ended December 31, 2005, was due to improved salon payrolls and decreased advertising expense.  The decrease in North American salon operating income as a percentage of total revenues during the six months ended December 31, 2005, was due to the additional compensation paid to employees impacted by the hurricanes as well as an increase in depreciation and amortization expense.  The improvement during the three-months ended December 31, 2005 was offset by an increased level of retail promotional discounting, which may continue in the third and fourth quarters of fiscal year 2006.

The decrease in North American salon operating income during the second quarter and six months ended December 31, 2004, was primarily related to lower same-store sales increases as compared to the prior fiscal year, overstaffing due to lower than expected same-store sales during the latter half of December 2004, changes in the mix of services provided and products carried and sold, and our decision to compensate employees while salons were closed in the southeast United States during the first quarter due to the hurricanes.

International Salons

International Salon Revenues.  Total international salon revenues were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year		Same-Store
Periods Ended December 31,	Revenues	Dollar	Percentage	Sales Increase (Decrease)
Three Months
2005	$53,086	$(2,511)	(4.5)%	(2.6)
2004	55,597	7,787	16.3	2.6
Six Months
2005	$104,567	$(2,768)	(2.6)%	(3.1)
2004	107,335	16,383	18.0	4.1

The percentage increases (decreases) during the three and six months ended December 31, 2005 and 2004 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2005
	Three Months	Six Months
Acquisitions (previous twelve months)	2.6%	2.1%
Organic growth	2.2	1.9
Foreign currency	(6.3)	(3.8)
Franchise revenues	(0.8)	(0.4)
Closed salons	(2.2)	(2.4)
	(4.5)%	(2.6)%

We acquired 15 international salons during the twelve months ended December 31, 2005.  The organic growth stemmed from the construction of 20 company-owned international salons during the twelve months ended December 31, 2005 offset by International same-store sales decreases.  The foreign currency impact during the second quarter and first six months of fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income (Loss).  Operating income (loss) for the International salons for the second quarter and first six months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$3,618	6.8%	$(2,000)	(35.6)%	(330)
2004	5,618	10.1	196	3.6	(120)
Six Months
2005	$6,861	6.6%	$(5,535)	(44.7)%	(490)
2004	12,396	11.5	2,731	28.3	90

*                 Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in international salon operating income as a percentage of total revenues during the second quarter and six months ended December 31, 2005, was due to reduced same-store sales as a continued result of a softening European economy.  In addition, operating income was negatively impacted by the decrease in franchise royalties and fees related to the fluctuation of the exchange rates of the Euro and British Pound as well as an increase in severance expenses.

The decrease in international salon operating income as a percentage of total revenues during the second quarter ended December 31, 2004, was primarily related to an adjustment to increase cost of sales by approximately $1.0 million stemming from our September 2004 physical inventory count, as well as increased supply costs.  For the six months ended December 31, 2004, this was offset by improved rent expense stemming from favorable rent negotiations, as well as lower depreciation expense as a percent of revenues due to the continuing maturation of the salon base in the United Kingdom.

Beauty Schools

Beauty School Revenues.  Total beauty schools revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2005	$15,007	$6,975	86.8%
2004	8,032	4,328	116.8
Six Months
2005	$28,229	$14,141	100.4%
2004	14,088	7,338	108.7

The percentage increases (decreases) during the three and six months ended December 31, 2005 and 2004 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2005
	Three Months	Six Months
Acquisitions (previous twelve months)	88.6%	99.9%
Organic growth	0.7	2.2
Foreign currency	(2.5)	(1.7)
	86.8%	100.4%

We acquired 20 beauty schools during the twelve months ended December 31, 2005.  The foreign currency impact during the second quarter and first six months of fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income.  Operating income for our beauty schools for the second quarter and first six months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
December 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point*
Three Months
2005	$3,497	23.3%	$1,089	45.2%	(670)
2004	2,408	30.0	1,012	72.5	(770)
Six Months
2005	$5,122	18.1%	$1,503	41.5%	(760)
2004	3,619	25.7	1,211	50.3	(1,000)

*                 Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition.  We have since expanded by acquiring six beauty schools during fiscal year 2004, 13 during fiscal year 2005, and 11 during fiscal year 2006.  The year-over-year fluctuations in beauty school operating income stem primarily from our integration of the new beauty schools.

Hair Restoration Centers

As discussed in Note 6 to the Condensed Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004.  Our operating results for the six months ended December 31, 2005 include six months of operations from this acquired entity (referred to as hair restoration centers for segment reporting purposes). Refer to Note 4 of the Condensed Consolidated Financial Statements for the results of operations related to the hair restoration centers which were included in our Condensed Consolidated Statement of Operations and Note 6 for related pro forma information.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	(Increase) Decrease*
December 31, 2005	41.6	140
June 30, 2005	43.0	(1,240)

*      Change as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio during the first six months of fiscal year 2006 was due to relatively unchanged debt levels and increased equity levels during the period.  The increase in the debt to capitalization ratio at June 30, 2005 over the prior fiscal year was driven by the $210 million acquisition of Hair Club for Men and Women with debt during December 2004, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005.  Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools, and purchase inventory.  Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at December 31, 2005 and June 30, 2005 were as follows:

(Dollars in thousands)

	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period*	Prior Period*
December 31, 2005	1,840,032	114,056	6.6
June 30, 2005	1,725,976	454,117	35.7

*                 Change as compared to prior fiscal year end (June 30).

Acquisitions were the primary driver of the increase in total assets between June 30, 2005 and December 31, 2005.

Total shareholders’ equity at December 31, 2005 and June 30, 2005 was as follows:

(Dollars in thousands)

	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period*	Prior Period*
December 31, 2005	813,344	58,632	7.8
June 30, 2005	754,712	72,692	10.7

*                 Change as compared to prior fiscal year end (June 30).

During the first six months of fiscal year 2006, equity increased primarily as a result of net income, additional paid-in capital primarily recorded in connection with the exercise of stock options and stock issued in connection with acquisitions.  This increase was softened by a decrease in accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of the United States dollar against the currencies that underlie our investments in those markets.

Cash Flows

Operating Activities

Net cash provided by operating activities in the first six months of fiscal year 2006 and 2005 was $126.5 and $112.5 million, respectively.  The cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Six Months Ended December 31,

(Dollars in thousands)	2005	2004
Net income	$49,469	$51,676
Depreciation and amortization	53,155	40,560
Deferred income taxes	82	4,125
Inventories	(16,022)	(8,407)
Accounts payable and accrued expenses	36,505	22,296
Other	3,325	2,285
	$126,514	$112,535

During the first six months of fiscal year 2006, inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales.  The increase in inventory resulted in an increase in accounts payable primarily due to the timing of payments related to inventory purchases.  The increase in depreciation and amortization was due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004.

Investing Activities

Net cash used in investing activities of $101.6 and $290.9 million in the first six months of fiscal year 2006 and 2005, respectively, was the result of the following:

	Investing Cash Flows For the Six Months Ended December 31,

(Dollars in thousands)	2005	2004
Salon and school acquisitions	$(39,344)	$(35,091)
Hair restoration center acquisition	(2,081)	(209,652)
Capital expenditures for new salon construction	(28,306)	(22,459)
Capital expenditures for remodels or other additions	(18,334)	(15,612)
Capital expenditures for the corporate office (including all technology-related expenditures)	(13,775)	(8,638)
Proceeds from the sale of assets	227	602
	$(101,613)	$(290,850)

We constructed 263 company-owned salons and acquired 67 company-owned salons (59 of which were franchise buybacks, including 5 hair restoration centers) during the first six months of fiscal year 2006.  Acquisitions were primarily funded by a combination of operating cash flows and debt.  The company-owned constructed and acquired salons (excluding franchise buybacks) consisted of the following number of salons in each concept:

	Six Months Ended
	December 31, 2005
	Constructed	Acquired
Regis Salons	20	1
MasterCuts	18	—
Trade Secret	22	1
SmartStyle	91	—
Strip Center	93	1
International	19	5
	263	8

Additionally, we completed 72 major remodeling projects during the first six months of fiscal year 2006 compared to 81 during the first six months of fiscal year 2005.

Financing Activities

Net cash provided by financing activities was $9.4 and $217.6 million during the first six months of fiscal year 2006 and 2005, respectively, resulting from the following:

	Financing Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2005	2004
Net borrowings on revolving credit facilities	$16,600	$129,682
Proceeds from the issuance of long-term debt	—	100,000
Repayments of long-term debt	(14,145)	(17,226)
Proceeds from the issuance of common stock	7,108	6,425
Repurchase of common stock	—	(442)
Tax benefit from employee stock plans	2,419	—
Dividend paid	(3,616)	(3,555)
Other	1,011	2,672
	$9,377	$217,556

The net borrowings on revolving credit facilities and net repayments of long-term debt were primarily used to fund acquisitions, which are discussed in the paragraph below and in Note 6 to the Condensed Consolidated Financial Statements.  The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the first six months of fiscal year 2006 consisted of 59 franchise buybacks, eight other acquired corporate and franchise salons, and 11 acquired beauty schools.  The acquisitions during the first six months of fiscal year 2005 consisted of 67 franchise buybacks, 67 other acquired corporate and franchise salons, four acquired beauty schools and 91 hair restoration centers.  The acquisitions were funded primarily from operating cash flow and debt.

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

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed-upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed-upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  Based on the December 31, 2005 market price, the Company would be required to provide an additional 132,461 shares with an aggregate market value on that date of $5.1 million related to these acquisition contingencies if the agreed-upon time frames were all assumed to have expired December 31, 2005.

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

Prior to December 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies.  If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations.  We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable.  The existing guaranteed lease obligations, which have an aggregate undiscounted value of $1.6 million at December 31, 2005, terminate at various dates between June 2006 and April 2009.  We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the first six months of fiscal year 2006.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.08 per share during the first six months of fiscal year 2006.  On January 30, 2006, our Board of Directors declared a $0.04 per share quarterly dividend payable February 27, 2006 to shareholders of record on February 13, 2006.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program.  Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock.  The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005.  The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises.  As of December 31, 2005, a total accumulated 2.4 million shares have been repurchased for $76.5 million, respectively.  All repurchased shares are immediately retired.  This repurchase program has no stated expiration date and at December 31, 2005, $123.5 million remain to be repurchased under this program.

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

Impact of Changes in Regulatory and Statutory Laws

With more than 11,000 locations and an average of 55,000 corporate employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

Impact of Merger

On January 10, 2006, Regis Corporation announced that it has entered into an agreement whereby Alberto-Culver Company will spin off Sally Holdings, Inc., the subsidiary that holds its Sally Beauty business unit, to Alberto-Culver’s stockholders, following which a subsidiary of Regis Corporation will merge with and into Sally Holdings and the surviving corporation of that merger will merge into another wholly-owned subsidiary of Regis.  The risk factors associated with the transaction include the following:

•                  Regis may not realize the anticipated benefits from the merger, since the success of the merger will depend, in part, on the ability of Regis to realize the anticipated synergies, cost savings and growth opportunities from integrating the business of Sally Holdings with those of Regis.  Even if Regis is able to integrate the business operations of Sally Holdings successfully, this integration may not result in the realization of the full benefits of the synergies, cost savings and growth opportunities that Regis and Sally Holdings currently expect from this integration;

•                  The integration of Sally Holdings with Regis following the merger may present significant challenges, and there is a significant degree of difficulty and management distraction inherent in the process of integrating the Sally Holdings and Regis businesses.  The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of New Regis’ businesses;

•                  Regis’ range of products, customers, and competitors will be significantly expanded following the merger compared to those it currently has.  The integration process will require Regis to significantly expand the scope of its operational and financial systems, which will increase its operating complexity and may be costly and time-consuming;

•                  The market price of Regis common stock could decline as a result of sales of a large number of shares of Regis common stock in the market after the completion of the merger or the perception that these sales could occur;

•                  If the spin-off does not constitute a tax-free distribution under section 355 of the Internal Revenue Code or the merger does not constitute a reorganization under section 368(a) of the Internal Revenue Code, either as a result of actions taken in connection with the spin-off or the merger or as a result of subsequent acquisitions of stock of Alberto-Culver, Regis or Sally Holdings, then Alberto-Culver and/or the Alberto-Culver stockholders may be responsible for payment of U.S. federal income taxes;

•                  The tax allocation agreement entered into by Alberto-Culver and Sally Holdings generally provides that Alberto-Culver and Sally Holdings (and therefore Regis after the completion of the merger) will share specified tax liabilities as set out in that agreement;

•                  Regis will be affected by significant restrictions on its ability to issue equity securities for two years after the spin-off and merger;

•                  If the merger is not completed for any reason, the price of Regis common stock may decline to the extent that the market price of the Regis common stock reflects positive market assumptions that the spin-off and the merger will be completed and the related benefits will be realized;

•                  If the merger agreement is terminated in specified circumstances Regis may be required to pay Alberto-Culver a termination fee of up to $50 million;

•                  Regis will incur substantial costs related to the merger, such as legal, accounting, filing, financial advisory and financial printing fees, which must be paid regardless of whether the merger is completed; and

•                  Potential disruption to the business of Regis and distraction of its workforce and management team.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward–looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify and acquire salons and beauty schools that support its growth objectives; the ability of the Company to complete the merger with Sally Beauty Company; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon and beauty school acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

ADDITIONAL INFORMATION AND WHERE TO FIND IT

Regis Corporation and Alberto-Culver Company have entered into an agreement for the merger of Regis Corporation and the Sally Beauty business unit of Alberto-Culver Company and, in connection with this proposed transaction, will prepare and distribute a joint proxy statement/prospectus to the shareholders of Regis Corporation and the stockholders of Alberto-Culver Company.  INVESTORS ARE URGED TO CAREFULLY READ THE JOINT PROXY STATEMENT/PROSPECTUS AND ANY OTHER RELEVANT DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION (THE “SEC”) WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION. Investors will be able to get the joint proxy statement/prospectus and all relevant documents filed by Regis Corporation with the SEC free of charge at the SEC’s website www.sec.gov or from Regis Corporation Investor Relations at 7201 Metro Boulevard, Minneapolis, MN 55439, (952) 947-7777 or investorrelations@regiscorp.com.

PARTICIPANTS IN THE SOLICITATION

The respective directors, executive officers and other members of management and employees of Regis Corporation and Alberto-Culver Company may be deemed to be participants in the solicitation of proxies from their respective shareholders in favor of the merger and the related transactions. Information concerning persons who may be considered participants in the solicitation of Regis Corporation’s and Alberto-Culver Company’s stockholders under the rules of the SEC is set forth in public filings filed by Regis Corporation and Alberto-Culver Company with the SEC and will be set forth in the Joint Proxy Statement/Prospectus when it is filed with the SEC.

Information concerning Regis Corporation’s participants in the solicitation is contained in Regis Corporation’s Proxy Statement on Schedule 14A, filed with the SEC on September 26, 2005.  Information concerning Alberto-Culver Company’s participants in the solicitation is contained in Alberto-Culver Company’s Proxy Statement on Schedule 14A, filed with the SEC on December 13, 2005.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates.  As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt.  As of December 31, 2005 and June 30, 2005, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $1.8 and $2.5 million related to the fair value swaps at December 31, 2005 and June 30, 2005, respectively:

	December 31,	June 30,
(Dollars in thousands)	2005	2005
Fixed rate debt	$467,025	$413,526
Floating rate debt	111,850	155,250
	$578,875	$568,776

The Company manages its interest rate risk by continually assessing the amount of fixed and floating rate debt.  On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

On October 21, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million at December 31, 2005, with maturation dates of March 2013 and March 2015.  These swaps were designated and are effective as cash flow hedges.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2005 Annual Report on Form 10-K.  Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the six months ended December 31, 2005.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended December 31, 2005.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The following table shows the monthly second quarter fiscal year 2006 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

10/1/05 – 10/31/05	—	N/A	—	$123,473

11/1/05 – 11/30/05	—	N/A	—	123,473

12/1/05 – 12/31/05	—	N/A	—	123,473

Total	—	N/A	—

Item 4.  Submission of Matters to a Vote of Security Holders

On October 27, 2005, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors, the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm and a proposal to amend the Company’s 1991 Contributory Stock Purchase Plan to increase the amount the Company may contribute to the plan from $5 to $10 million took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	37,552,537	1,244,395
Paul D. Finkelstein	37,395,385	1,401,547
Thomas L. Gregory	38,031,440	765,492
Van Zandt Hawn	37,552,463	1,244,469
Susan Hoyt	38,014,191	782,741
David B. Kunin	35,261,264	3,535,669
Myron Kunin	36,961,508	1,835,424

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	38,683,104
Against	105,566
Abstain	8,262

1991 Contributory Stock Purchase Plan:

Approve	31,338,728
Veto	1,143,210
Abstain	20,897

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit 3(a)

Election of the Registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000.

Exhibit 3(b)	By-Laws of the Registrant.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended December 31, 2005:

Form 8-K dated October 12, 2005 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended September 30, 2005.

Form 8-K dated October 21, 2005 related to the announcement that the Company entered into interest rate swap agreements with Bank of America, N.A. and JPMorgan Chase Bank, N.A.

Form 8-K dated October 26, 2005 related to the announcement of the Company’s financial results for the first quarter ended September 30, 2005.

Form 8-K dated October 26, 2005 related to the announcement of the Company’s update on second quarter same-store sales trend.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 8, 2006	By: /s/ Randy L. Pearce
Randy L. Pearce
Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer