Form 10-Q
period 2006-03-31
REGIS CORP
filed 2006-05-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number  1-12725

Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota	41-0749934
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7201 Metro Boulevard, Edina, Minnesota	55439
(Address of principal executive offices)	(Zip Code)

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

Yes ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 8, 2006:

Common Stock, $.05 par value	45,658,720
Class	Number of Shares

REGIS CORPORATION

INDEX

Part I.	Financial Information

	Item 1.	Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheet as of March 31, 2006 and June 30, 2005

Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 and 2005

Condensed Consolidated Statement of Operations for the nine months ended March 31, 2006 and 2005

Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2006 and 2005

Notes to Condensed Consolidated Financial Statements

Review Report of Independent Registered Public Accounting Firm

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits and Reports on Form 8-K

Signature

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of March 31, 2006 and June 30, 2005

(Dollars in thousands, except per share amounts)

	March 31, 2006	June 30, 2005
ASSETS
Current assets:
Cash and cash equivalents	$116,790	$102,718
Receivables, net	59,694	47,752
Inventories	197,336	184,609
Deferred income taxes	18,102	17,229
Other current assets	30,569	28,341
Total current assets	422,491	380,649

Property and equipment, net	478,116	435,324
Goodwill	722,265	646,510
Other intangibles, net	216,578	208,800
Other assets	54,617	54,693

Total assets	$1,894,067	$1,725,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$33,163	$19,747
Accounts payable	73,586	64,111
Accrued expenses	205,271	178,192
Total current liabilities	312,020	262,050

Long-term debt	563,712	549,029
Other noncurrent liabilities	179,808	160,185
Total liabilities	1,055,540	971,264

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at March 31, 2006 and June 30, 2005
Common stock, $.05 par value; issued and outstanding 45,569,321 and 44,952,002 common shares at March 31, 2006 and June 30, 2005, respectively	2,279	2,248
Additional paid-in capital	249,749	229,871
Accumulated other comprehensive income	47,397	46,124
Retained earnings	539,102	476,469

Total shareholders’ equity	838,527	754,712

Total liabilities and shareholders’ equity	$1,894,067	$1,725,976

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended March 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2006	2005
Revenues:
Service	$407,064	$368,681
Product	177,907	168,684
Franchise royalties and fees	19,076	19,899
	604,047	557,264

Operating expenses:
Cost of service	231,869	211,907
Cost of product	93,549	87,116
Site operating expenses	49,874	46,267
General and administrative	70,839	68,827
Rent	87,176	78,578
Depreciation and amortization	28,061	24,904
Goodwill impairment	—	38,319
Terminated acquisition expenses	5,687	—
Total operating expenses	567,055	555,918

Operating income	36,992	1,346

Other income (expense):
Interest	(8,937)	(7,027)
Other, net	1,633	467

Income (loss) before income taxes	29,688	(5,214)

Income taxes	(11,094)	(11,336)

Net income (loss)	$18,594	$(16,550)

Net income (loss) per share:
Basic	$0.41	$(0.37)
Diluted	$0.40	$(0.37)

Weighted average common and common equivalent shares outstanding:
Basic	45,366	44,770
Diluted	46,602	44,770

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the nine months ended March 31, 2006 and 2005

(Dollars in thousands, except per share amounts)

	2006	2005
Revenues:
Service	$1,197,311	$1,065,263
Product	539,767	477,052
Franchise royalties and fees	57,821	58,503
	1,794,899	1,600,818

Operating expenses:
Cost of service	680,666	608,097
Cost of product	277,944	249,092
Site operating expenses	149,702	134,319
General and administrative	216,081	190,633
Rent	255,057	226,203
Depreciation and amortization	81,216	65,464
Goodwill impairment	—	38,319
Terminated acquisition expenses	5,687	—
Total operating expenses	1,666,353	1,512,127

Operating income	128,546	88,691

Other income (expense):
Interest	(25,861)	(16,802)
Other, net	3,002	2,168

Income before income taxes	105,687	74,057

Income taxes	(37,624)	(38,931)

Net income	$68,063	$35,126

Net income per share:
Basic	$1.51	$0.79
Diluted	$1.47	$0.76

Weighted average common and common equivalent shares outstanding:
Basic	45,149	44,538
Diluted	46,460	46,393

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the nine months ended March 31, 2006 and 2005

(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$68,063	$35,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	72,463	60,109
Amortization	8,753	5,355
Deferred income taxes	3,824	(2,237)
Goodwill impairment	—	38,319
Tax benefit from employee stock plans	(3,644)	—
Stock-based compensation	3,906	707
Other noncash items affecting earnings	282	71

Changes in operating assets and liabilities:
Receivables	(2,245)	(4,011)
Inventories	(11,142)	(14,325)
Other current assets	(1,843)	581
Other assets	(953)	(4,912)
Accounts payable	8,032	11,792
Accrued expenses	19,203	29,637
Other noncurrent liabilities	13,818	15,209
Net cash provided by operating activities	178,517	171,421

Cash flows from investing activities:
Capital expenditures	(93,149)	(70,874)
Proceeds from sale of assets	640	705
Purchase of salon and school net assets, net of cash acquired	(87,456)	(92,523)
Purchase of hair restoration centers, net of cash acquired	(6,304)	(211,028)
Net cash used in investing activities	(186,269)	(373,720)

Cash flows from financing activities:
Borrowings on revolving credit facilities	2,152,230	2,504,190
Payments on revolving credit facilities	(2,119,980)	(2,351,755)
Proceeds from issuance of long-term debt	3,075	100,755
Repayments of long-term debt	(19,559)	(18,763)
Tax benefit from employee stock plans	3,644	—
Other, primarily increase (decrease) in negative book cash balances	(2,055)	734
Dividends paid	(5,435)	(5,346)
Repurchase of common stock	—	(11,482)
Proceeds from issuance of common stock	10,528	14,714
Net cash provided by financing activities	22,448	233,047

Effect of exchange rate changes on cash and cash equivalents	(624)	4,049

Increase in cash and cash equivalents	14,072	34,797

Cash and cash equivalents:
Beginning of period	102,718	73,567
End of period	$116,790	$108,364

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of March 31, 2006 and for the three and nine months ended March 31, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2006 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited condensed financial information of the Company for the three and nine month periods ended March 31, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated May 8, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operating income. Fully depreciated/amortized assets remain in the accounts until retired from service.

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

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.”  The Company considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides. Consistent with prior years, during the third quarter of fiscal year 2006, goodwill was tested for impairment in this manner. The net book value of our European business approximated its fair value and the estimated fair value of the remaining reporting units exceeded their carrying amounts, indicating no impairment of goodwill. In fiscal year 2005, the Company recorded a pre-tax, non-cash impairment charge of $38.3 million in the third quarter to write down the carrying value of the goodwill associated with the Company’s European business. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.

Stock-Based Employee Compensation Plans:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, three types of stock-based compensation awards are granted:  stock options, equity-based stock appreciation rights (SARS) and restricted stock. These stock-based awards expire within ten years from the grant date. The company recognizes compensation expense for these awards on a straight-line basis over the five-year vesting period (includes retirement eligible recipients as there is no accelerated vesting terms for these recipients). Common shares available for grant as of March 31were 2,486,800 for 2006, 2,484,800 for 2005 and 2,769,850 for 2004.

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

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended, using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized on all stock-based awards granted, modified or settled subsequent to July 1, 2003. Under this approach, fiscal year 2005 compensation expense is less than it would have been had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized as expense in the Condensed Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continued to be accounted for under APB No. 25 for fiscal year 2005.

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting SFAS No. 123R for the Company’s third quarter and the first nine months of fiscal 2006 was an increase in compensation expense of $0.5 and $2.3 million ($0.3 and $1.5 million after tax) and a reduction of $0.01 and $0.03 for both basic and diluted earnings per share for the third quarter and the first nine months of fiscal 2006, respectively. Compensation expense recorded during the three and nine months ended March 31, 2006 includes approximately $0.5 and $1.6 million related to awards issued subsequent to July 1, 2003 and $0.5 and $2.3 million related to unvested awards previously being accounted for on the intrinsic value method of accounting.

Total compensation cost for stock-based payment arrangements totaled $1.0 and $0.3 million ($0.6 and $0.2 after tax) for the three months ended March 31, 2006 and 2005. Total compensation cost for stock-based payment arrangements totaled $3.9 and $0.8 million ($2.5 and $0.4 after tax) for the nine months ended March 31, 2006 and 2005. The Company expects the total expense for stock-based awards during fiscal year 2006 to be approximately $4.9 million. The adoption of SFAS No. 123R is expected to incrementally increase before tax compensation expense compared to that computed using SFAS No. 123 by approximately $2.7 million during fiscal 2006. SFAS No. 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Condensed Consolidated Statement of Cash Flows. In periods prior to the first quarter of fiscal year 2006, and the Company’s adoption of SFAS No. 123R, the tax benefit realized upon exercise of stock options was presented as an operating activity and totaled $8.1 million for the nine month period ended March 31, 2005.

The Company’s pro forma net income and pro forma earnings per share for the three and nine months ended March 31, 2005, which include pro forma net income and earnings per share amounts as if the fair value-based method of accounting had been used on awards granted prior to July 1, 2003, was as follows:

	For the Periods Ended March 31, 2005,
(Dollars in thousands, except per share amounts)	Three Months	Nine Months
Net (loss) income, as reported	$(16,550)	$35,126
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	229	443
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(1,359)	(4,517)
Pro forma net (loss) income	$(17,680)	$31,052
(Loss) Earnings per share:
Basic – as reported	$(0.37)	$0.79
Basic – pro forma	$(0.40)	$0.70
Diluted – as reported	$(0.37)	$0.76
Diluted – pro forma	$(0.40)	$0.67

A summary of option and equity-based SARS activity under the Plan as of March 31, 2006, and changes during the nine month period then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (years)	Aggregate Instrinsic Value (in thousands)
Outstanding at July 1, 2005	3,869	$20.45	5.7	$73,071
Granted	—	—	—	—
Exercised	(610)	17.33	4.8	14,063
Cancelled	(2)	23.04	4.9	327
Outstanding at March 31, 2006	3,257	21.03	5.0	45,812
Exercisable at March 31, 2006	2,542	$17.50	4.2	$43,531

The total intrinsic value of options exercised during the nine month period ended March 31, 2006 and 2005, was $14.1 and $22.4 million, respectively.

The lattice (binomial) option-pricing model was used to estimate the fair value of options at grant date beginning July 1, 2005. The company’s primary employee stock-based compensation grant occurs during the fourth quarter. Prior to adoption of SFAS No.123R, the Black-Scholes option-pricing model was used.

The significant assumptions used in determining the underlying fair value on the date of grant of each option and SARS grant issued during the fiscal year ending June 30, is presented below:

	2005	2004	2003
Risk-free interest rate	3.97%	4.16%	2.89%
Expected life in years	5.50	5.50	7.25
Expected volatility	30.00%	30.00%	42.00%
Expected dividend yield	0.45%	0.37%	0.45%

The risk-free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the options and SARS granted. Expected volatility is established based on historical volatility of the Company’s stock price. The expected dividend yield is determined based on the Company’s annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

The expense associated with the restricted stock grant is based on the market price of the Company’s stock at the date of grant and is amortized on a straight-line basis over the five-year vesting period. Stock awards are not performance based and vest with continued employment. Stock awards are subject to forfeiture in the event of termination of employment. The company granted 85,250 shares in fiscal 2005 and 77,500 shares in fiscal 2004 under is restricted stock award program. As of March 31, 2006, 139,400 unvested restricted stock shares with a weighted average grant-date fair value of $38.40 were outstanding, of which 141,650 were outstanding at June 30, 2005.

As of March 31, 2006, the total unrecognized compensation cost related to unvested stock-based compensation arrangements was $10.1 million and the related weighted average period over which it is expected to be recognized is approximately three years.

Recent Accounting Pronouncements:

In June 2005, the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination.”  EITF 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a material impact on the Company’s consolidated financial statements.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, “Accounting for Rental Costs Incurred during the Construction Period.”  FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 becomes effective for the first reporting period beginning after December 15, 2005. Regis currently recognizes these types of costs as rental expenses; therefore, the adoption of FSP 13-1 did not impact the Company’s consolidated financial statements.

In February 2006, the FASB issued FSP 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.”  FSP 123R-4 revises SFAS 123R’s requirement that share options with contingent cash settlement features be classified as liabilities regardless of the event’s likelihood of occurrence. Consistent with previous practice in applying APB No. 25 and SFAS 123, companies will classify these instruments as equity if the contingent event is not probable of occurrence, and will not have to re-measure the instruments to fair value each reporting date as is required for liability classified awards. FSP 123R-4 becomes effective upon initial adoption of SFAS 123R. Regis’ stock-based compensation awards do not contain contingent cash settlement features; therefore, the adoption of FSP 123R-4 did not impact the Company’s consolidated financial statements.

2.                                      SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the nine months ended March 31, 2006 was due to the following:

(Dollars in thousands)
Balance, June 30, 2005	$229,871
Exercise of stock options	10,497
Tax benefit realized upon exercise of stock options	5,185
Stock-based compensation	3,906
Franchise stock incentive program	290
Balance, March 31, 2006	$249,749

During the nine months ended March 31, 2006, 609,513 stock options were exercised with a total intrinsic value of $14,063,427 on the exercise date.

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate exposures and changes in foreign currency translation, including the impact of the cross-currency swap and foreign currency gains or losses on intercompany notes designated as long-term in nature, recorded in the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2006 and 2005 were as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2006	2005	2006	2005
Net income (loss)	$18,594	$(16,550)	$68,063	$35,126
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	922	757	924	780
Change in cumulative foreign currency translation, net of taxes	1,229	(7,470)	349	14,334

Total comprehensive income (loss)	$20,745	$(23,263)	$69,336	$50,240

3.                                      NET INCOME PER SHARE:

Stock options and SARS representing 330,150 and  443,850 shares for the three and nine months ended March 31, 2006 and stock options of 201,866 and 308,567 shares for the three and nine months ended March 31, 2005 were excluded from the shares used in the computation of diluted earnings per share since they were anti-dilutive.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Shares in thousands)	2006	2005	2006	2005
Weighted average shares for basic earnings per share	45,366	44,770	45,149	44,538
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,061	—	1,136	1,785
Contingent shares issuable under contingent stock agreements (see Note 6)	175	—	175	70
Weighted average shares for diluted earnings per share	46,602	44,770	46,460	46,393

4.                                      SEGMENT INFORMATION:

The Company operates or franchises 9,140 North American salons (located in the United States, Canada and Puerto Rico), 2,006 international salons, 53 beauty schools and 90 hair restoration centers. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass-market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass-market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate operating segments. The acquisition of Hair Club for Men and Women allowed the Company to expand into a new line of business, and thereby created an additional operating segment (hair restoration centers) in the second quarter of fiscal year 2005.

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended March 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$348,125	$30,253	$16,591	$12,095	$—	$407,064
Product	148,351	13,350	1,542	14,664	—	177,907
Franchise royalties and fees	9,549	8,243	—	1,284	—	19,076
	506,025	51,846	18,133	28,043	—	604,047

Operating expenses:
Cost of service	201,395	16,395	7,131	6,948	—	231,869
Cost of product	80,018	7,784	1,413	4,334	—	93,549
Site operating expenses	43,599	2,433	2,677	1,165	—	49,874
General and administrative	26,888	9,713	2,136	6,052	26,050	70,839
Rent	73,391	9,987	1,905	1,624	269	87,176
Depreciation and amortization	19,504	1,930	682	2,381	3,564	28,061
Terminated acquisition expenses	—	—	—	—	5,687	5,687
Total operating expenses	444,795	48,242	15,944	22,504	35,570	567,055

Operating income	61,230	3,604	2,189	5,539	(35,570)	36,992

Other income (expense):
Interest	—	—	—	—	(8,937)	(8,937)
Other, net	—	—	—	—	1,633	1,633
Income before income taxes	$61,230	$3,604	$2,189	$5,539	$(42,874)	$29,688

	For the Three Months Ended March 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$319,176	$32,383	$9,486	$7,636	$—	$368,681
Product	138,936	12,903	672	16,173	—	168,684
Franchise royalties and fees	9,798	8,971	—	1,130	—	19,899
	467,910	54,257	10,158	24,939	—	557,264

Operating expenses:
Cost of service	185,724	17,963	3,396	4,824	—	211,907
Cost of product	73,663	8,225	491	4,737	—	87,116
Site operating expenses	41,539	2,380	912	1,436	—	46,267
General and administrative	25,176	10,851	1,484	5,019	26,297	68,827
Rent	66,267	10,085	761	1,298	167	78,578
Depreciation and amortization	17,608	2,072	360	2,172	2,692	24,904
Goodwill impairment	—	38,319	—	—	—	38,319
Total operating expenses	409,977	89,895	7,404	19,486	29,156	555,918

Operating income	57,933	(35,638)	2,754	5,453	(29,156)	1,346

Other income (expense):
Interest	—	—	—	—	(7,027)	(7,027)
Other, net	—	—	—	—	467	467
Income (loss) before income taxes	$57,933	$(35,638)	$2,754	$5,453	$(35,716)	$(5,214)

	For the Nine Months Ended March 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$1,027,661	$93,216	$42,348	$34,086	$—	$1,197,311
Product	454,277	38,383	4,014	43,093	—	539,767
Franchise royalties and fees	29,213	24,814	—	3,794	—	57,821
	1,511,151	156,413	46,362	80,973	—	1,794,899

Operating expenses:
Cost of service	594,059	50,096	16,899	19,612	—	680,666
Cost of product	238,364	23,234	3,314	13,032	—	277,944
Site operating expenses	133,211	6,850	6,337	3,304	—	149,702
General and administrative	79,769	30,379	5,828	17,214	82,891	216,081
Rent	215,049	29,660	4,848	4,538	962	255,057
Depreciation and amortization	56,711	5,729	1,825	6,912	10,039	81,216
Terminated acquisition expenses	—	—	—	—	5,687	5,687
Total operating expenses	1,317,163	145,948	39,051	64,612	99,579	1,666,353

Operating income	193,988	10,465	7,311	16,361	(99,579)	128,546

Other income (expense):
Interest	—	—	—	—	(25,861)	(25,861)
Other, net	—	—	—	—	3,002	3,002
Income before income taxes	$193,988	$10,465	$7,311	$16,361	$(122,438)	$105,687

	For the Nine Months Ended March 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$930,587	$98,136	$22,644	$13,896	$—	$1,065,263
Product	421,128	36,652	1,602	17,670	—	477,052
Franchise royalties and fees	29,941	26,804	—	1,758	—	58,503
	1,381,656	161,592	24,246	33,324	—	1,600,818

Operating expenses:
Cost of service	540,763	52,464	7,530	7,340	—	608,097
Cost of product	219,195	23,267	1,105	5,525	—	249,092
Site operating expenses	122,805	6,894	2,704	1,916	—	134,319
General and administrative	74,589	30,117	3,813	6,837	75,277	190,633
Rent	193,922	28,213	1,890	1,808	370	226,203
Depreciation and amortization	48,503	5,560	831	2,880	7,690	65,464
Goodwill impairment	—	38,319	—	—	—	38,319
Total operating expenses	1,199,777	184,834	17,873	26,306	83,337	1,512,127

Operating income	181,879	(23,242)	6,373	7,018	(83,337)	88,691

Other income (expense):
Interest	—	—	—	—	(16,802)	(16,802)
Other, net	—	—	—	—	2,168	2,168
Income before income taxes	$181,879	$(23,242)	$6,373	$7,018	$(97,971)	$74,057

	Total Assets
(Dollars in thousands)	March 31, 2006	June 30, 2005
North American salons	$1,000,332	$949,149
International salons	173,045	180,375
Beauty schools	160,081	72,357
Hair restoration centers	261,660	248,024
Unallocated corporate	298,949	276,071
Consolidated	$1,894,067	$1,725,976

5.                                      GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of March 31, 2006 and June 30, 2005.

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated

Balance at June 30, 2005	$452,696	$37,032	$29,276	$127,506	$646,510
Goodwill acquired	18,629	1,438	47,971	6,756	74,794
Translation rate adjustments	1,753	(697)	(95)	—	961
Balance at March 31, 2006	$473,078	$37,773	$77,152	$134,262	$722,265

The table below presents other intangible assets as of March 31, 2006 and June 30, 2005:

	March 31, 2006			June 30, 2005
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Brand assets and trade names	$108,961	$(6,176)	$102,785	$110,179	$(4,015)	$106,164
Customer list	48,857	(5,162)	43,695	46,800	(2,730)	44,070
Franchise agreements	24,430	(5,535)	18,895	24,242	(4,549)	19,693
Product license agreements	15,243	(2,019)	13,224	15,220	(1,639)	13,581
School-related licenses	24,468	(458)	24,010	8,900	(117)	8,783
Non-compete agreements	661	(585)	76	647	(551)	96
Other	18,126	(4,233)	13,893	18,608	(2,195)	16,413
	$240,746	$(24,168)	$216,578	$224,596	$(15,796)	$208,800

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

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets was approximately $2.8 and $2.7 million during the three months ended March 31, 2006 and 2005, respectively and $8.3 and $4.9 million during the nine months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2006	$11,131
2007	11,272
2008	11,242
2009	11,140
2010	10,934

6.                                      ACQUISITIONS:

During the nine months ended March 31, 2006 and 2005, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. With the exception of Hair Club for Men and Women (Hair Club), the acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2006 and 2005, and the allocation of the purchase prices, were as follows:

	Nine Months Ended
	March 31,
(Dollars in thousands)	2006	2005
Components of aggregate purchase prices:
Cash	$93,760	$303,551
Stock	—	5,000
Liabilities assumed	1,044	1,264
	$94,804	$309,815
Allocation of the purchase price:
Current assets	$12,368	$10,338
Property and equipment	10,796	22,461
Other noncurrent assets	1	9,287
Goodwill	74,794	204,738
Identifiable intangible assets	15,344	131,013
Accounts payable and accrued expenses	(16,314)	(19,135)
Deferred income tax liability	(2,185)	(48,887)
	$94,804	$309,815

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the March 31, 2006 market price, the Company would be required to provide an additional 175,518 shares with an aggregate market value on that date of $6.1 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired March 31, 2006.

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists (driven by word-of-mouth referrals), service quality and price point competitiveness. These attributes represent the “going concern” value of the salon. While the value of the acquired customer base is the primary driver of any potential acquisition’s cash flows (which determines the purchase price), it is neither known nor identifiable at the time of the acquisition. The cash flow history of a salon primarily results from repeat walk-in customers driven by the existing personal relationship between the customer and the stylist(s). Under SFAS No. 141, “Business Combinations,” a customer base does not meet the criteria for recognition apart from goodwill.

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally the goodwill recognized in the North American salon and certain beauty school transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in the Hair Club acquisition (discussed below) is not deductible for tax purposes due to the acquisition structure of the transaction.

In December 2004, the Company purchased Hair Club for approximately $210 million, financed with debt. Hair Club offers a comprehensive array of hair restoration solutions ranging from Extreme Hair Therapy(TM) to the non-surgical Bio-Matrix(R) Process and the latest advancements in hair transplantation. This industry is highly fragmented, and we believe there is an opportunity to consolidate this industry through acquisition.

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 4 in the “Hair Restoration Centers” segment. Unaudited pro forma summary information is presented below for the nine month period ended March 31, 2005, assuming the acquisition of Hair Club had occurred on July 1, 2003 (i.e., the first day of fiscal year 2004). Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2004, and is not intended to be a projection of future results.

For the Nine Months Ended, March 31, 2005

(Dollars in thousands)	Actual	ProForma (1)
Revenue	$1,600,818	$1,649,814
Net Income	$35,126	$35,033
EPS	$0.76	$0.76

(1) Includes only the period prior to the acquisition.

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers. The management fees included in the pro forma results above totaled approximately $0.6 million for the nine months ended March 31, 2005.

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

8.                                      SUBSEQUENT EVENTS:

On April 5, 2006, the Company announced that it had terminated the Merger Agreement, dated January 10, 2006, whereby a subsidiary of Regis Corporation was to merge with the Sally Beauty Company business unit of Alberto-Culver Company. The Merger Agreement was terminated following Alberto-Culver’s announcement that the Alberto-Culver Board of Directors had withdrawn its recommendation to the stockholders of Alberto-Culver that they approve the transactions contemplated by the Merger Agreement.

Pursuant to the terms of the Merger Agreement, Alberto-Culver paid Regis Corporation a termination fee of $50.0 million in connection with the termination of the Merger Agreement. This termination fee was received by Regis on April 10, 2006. As a result of the termination of the Merger Agreement, the Company recognized $5.7 million in acquisition related expenses in third quarter ended March 31, 2006. The termination fee and additional acquisition related expenses are anticipated to result in a net pre-tax gain of approximately $39.0 million in the fourth quarter and $33.3 million for fiscal 2006.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2006 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2006 and 2005 and of cash flows for the nine month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2005, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005; and in our report dated September 9, 2005, which contained an explanatory paragraph indicating the Company changed its method of accounting for equity-based compensation arrangements to begin expensing new awards as of July 1, 2003, we expressed unqualified opinions thereon. The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2005, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 1, the Company changed its method of accounting for equity-based compensation arrangements effective July 1, 2005.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
May 8, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in 5 sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) is the beauty industry’s global leader in beauty salons, hair restoration centers and education. As of March 31, 2006, our worldwide operations included 11,146 system-wide North American and international salons, 90 hair restoration centers and 53 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass-market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,140 salons, including 2,180 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,006 salons, including 1,559 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 42 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 49 locations in the United States and four locations in the United Kingdom. During the third quarter of fiscal year 2006, we had approximately 56,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, building blocks. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of 10 to 14 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, student enrollment, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year-to-year. We believe achieving revenue growth of 10 to 14 percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-to-mid teen percent growth rate. We anticipate expanding our presence in both North America and Europe. Additionally, we desire to enter the Asian market within the next five years.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

Salon Business

The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however, each attracts a different demographic. We anticipate expanding all of our salon concepts. In addition, we anticipate testing and developing new salon concepts to complement our existing concepts.

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2007, although we have tempered our outlook for constructed salons to between 300 to 350 units, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add approximately 1,000 net locations each year through a combination of organic, acquisition and franchise growth.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred corporate salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2006 consolidated same-store sales increase to be below the low end of our long-term outlook range.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2006, we completed 382 acquisitions, adding a net of 7,212 salons. We anticipate adding several hundred corporate salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2005 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2005 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the quarter ended March 31, 2006.

Goodwill

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of SFAS No. 142. We consider our various concepts to be reporting units when testing for goodwill impairment because that is where we believe goodwill resides. Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Consistent with prior years, during the third quarter of fiscal year 2006, goodwill was tested for impairment in this manner. The net book value of our European business approximated its fair value and the estimated fair value of the remaining reporting units exceeded their carrying amounts, indicating no impairment of goodwill. During fiscal year 2005, we recorded a pre-tax, non-cash impairment charge of $38.3 million in the third quarter to write down the carrying value of the goodwill associated with our European business based on revised growth trends and reduced expectations for the European business.

OVERVIEW OF RESULTS

•                  Third quarter earnings per share increased to $0.40 per diluted share up from a loss of $0.37 per diluted share in third quarter fiscal 2005. Third quarter earnings included $3.6 million after tax or $0.08 per diluted share in terminated acquisition related expenses previously incurred. Third quarter fiscal 2005 earnings included a $38.3 million non-cash or $0.86 per diluted share, goodwill impairment charge related to our European business. Revenues increased 8.4 percent to $604 million and consolidated same-store sales were a negative 0.4 percent for the third quarter.

•                  The decrease in product margins for the third quarter was primarily associated with price discounting associated with repackaging efforts by suppliers of several top lines as well as increases in promotional sales activity and an unfavorable shift in the product mix due to the increased sales of hair care appliances which are lower margin products.

•                  During the quarter, we acquired 92 salons (including 83 franchise salon buybacks). We built 146 corporate salons and closed or relocated 46 salons. Our franchisees constructed 44 salons and closed or sold back to us 174 salons, for a net decrease of 130 franchise salons during the quarter.

Additionally, we acquired 18 beauty schools and three hair restoration centers (including two franchise hair restoration centers buybacks). We built one beauty school and one hair restoration center and relocated or closed one beauty school and two hair restoration centers. As of March 31, 2006, we had 7,407 company owned salons, 3,739 franchise salons, 53 beauty schools and 90 hair restoration centers (48 company-owned and 42 franchise locations).

•                  Total debt at the end of the quarter was $597 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity at fiscal quarter end, was 41.6 percent, the same as the second quarter of fiscal year 2006.

•                  On April 5, 2006, the Company’s Board of Directors announced that it had terminated the Merger Agreement, dated January 10, 2006, whereby a subsidiary of Regis Corporation was to merge with the Sally Beauty Company business unit of Alberto-Culver Company. The Merger Agreement was terminated following Alberto-Culver’s announcement that the Alberto-Culver Board of Directors had withdrawn its recommendation to the stockholders of Alberto-Culver that they approve the transactions contemplated by the Merger Agreement.

As a result of the termination of the Merger Agreement, the Company recognized in the third quarter, $5.7 million in acquisition related expenses previously incurred through March 31, 2006. The termination fee and additional acquisition related expenses are anticipated to result in a net pre-tax gain of approximately $39.0 million in the fourth quarter and $33.3 million for fiscal 2006.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statements of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2006	2005	2006	2005
Service revenues	67.3%	66.1%	66.7%	66.5%
Product revenues	29.5	30.3	30.1	29.8
Franchise royalties and fees	3.2	3.6	3.2	3.7
	100.0	100.0	100.0	100.0
Operating expenses:
Cost of service (1)	57.0	57.5	56.8	57.1
Cost of product (2)	52.6	51.6	51.5	52.2
Site operating expenses	8.3	8.3	8.3	8.4
General and administrative	11.7	12.4	12.0	11.9
Rent	14.4	14.1	14.2	14.1
Depreciation and amortization	4.6	4.5	4.5	4.1
Goodwill impairment	—	6.9	—	2.4
Terminated acquisition expenses	0.9	—	0.3	—

Operating income	6.1	0.2	7.2	5.5
Income before income taxes	4.9	(0.9)	5.9	4.6
Net income	3.1	(3.0)	3.8	2.2

(1)          Computed as a percent of service revenues, excluding depreciation.

(2)          Computed as a percent of product revenues, excluding depreciation.

Consolidated Revenues

Consolidated revenues include revenues of company-owned salons, product and equipment sales to franchisees, beauty school revenues, hair restoration center revenues, and franchise royalties and fees. During the third quarter and first nine months of fiscal year 2006, consolidated revenues increased 8.4 percent to $604.0 million and 12.1 percent to $1.8 billion, respectively, as compared to the corresponding periods of the prior fiscal year. The following table details our consolidated revenues by concept:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2006	2005	2006	2005

North American salons:
Regis	$120,183	$118,461	$360,977	$353,788
MasterCuts	43,663	43,220	131,608	129,742
Trade Secret (1)	61,655	59,667	199,857	190,259
SmartStyle	106,703	91,011	306,718	257,694
Strip Center (1)	173,821	155,551	511,991	450,173
Total North American Salons	506,025	467,910	1,511,151	1,381,656

International salons (1)	51,846	54,257	156,413	161,592
Beauty schools	18,133	10,158	46,362	24,246
Hair restoration centers (1)	28,043	24,939	80,973	33,324
Consolidated revenues	$604,047	$557,264	$1,794,899	$1,600,818
Percent change from prior year	8.4%	15.8%	12.1%	13.2%

Salon same-store sales increase (2)	(0.4)%	1.4%	0.5%	0.9%

(1)          Includes aggregate franchise royalties and fees of $19.1 and $19.9 million for the three months ended March 31, 2006 and 2005, respectively, and $57.8 and $58.5 million for the nine months ended March 31, 2006 and 2005, respectively. North American salon franchise royalties and fees represented 50.1 and 49.2 percent of total franchise revenues in the three months ended March 31, 2006 and 2005, respectively, and 50.5 and 51.2 percent of total franchise revenues in the nine months ended March 31, 2006 and 2005.

(2)          Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The 8.4 and 15.8 percent increases in consolidated revenues during the three months ended March 31, 2006 and 2005, respectively, and 12.1 and 13.2 percent increases in consolidated revenues during the nine months ended March 31, 2006 and 2005, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2006	2005	2006	2005
Acquisitions (previous twelve months)	3.9%	12.0%	8.1%	8.3%
Organic growth	5.6	3.6	5.0	4.3
Foreign currency	(0.4)	0.8	(0.3)	1.2
Franchise revenues	(0.1)	—	(0.1)	—
Closed salons	(0.6)	(0.6)	(0.6)	(0.6)
	8.4%	15.8%	12.1%	13.2%

We acquired 202 salons (including 154 franchise salon buybacks), eight hair restoration centers (including seven franchise buybacks) and 34 beauty schools during the twelve months ended March 31, 2006. The organic growth stemmed from the construction of 561 company-owned salons during the twelve months ended March 31, 2006. We closed 360 salons (including 238 franchise salons) during the twelve months ended March 31, 2006.

During the third quarter and first nine months of fiscal year 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro partially offset by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. For the three and nine months ended March 31, 2006 and 2005, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2006	$407,064	$38,383	10.4%
2005	368,681	50,384	15.8
Nine Months
2006	$1,197,311	$132,048	12.4%
2005	1,065,263	137,384	14.8

The growth in service revenues in the third quarter and first nine months of fiscal year 2006 and 2005 was driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth). However, the percentage increases over prior fiscal year decreased due to a shift in the Easter holiday from third quarter in fiscal 2005 to the fourth quarter in fiscal 2006, a same-store service sales decrease of 0.3 percent and an increase of 0.6 percent for the third quarter and first nine months, respectively, of fiscal year 2006, compared to increases of 2.1 percent and 1.3 percent for the third quarter and first nine months, respectively, of fiscal year 2005.

Product Revenues. Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2006	$177,907	$9,223	5.5%
2005	168,684	24,003	16.6
Nine Months
2006	$539,767	$62,715	13.1%
2005	477,052	45,269	10.5

The growth in product revenues for the third quarter and first nine months of fiscal year 2006 was mainly due to acquisitions. The growth in the third quarter of fiscal year 2006 was not as robust as the corresponding period of the prior fiscal year due to a shift in the Easter holiday from third quarter in fiscal 2005 to the fourth quarter in fiscal 2006, as well as a same-store product sales decrease of 0.7 percent compared to a decrease of 0.1 percent in fiscal year 2005. The growth in the first nine months of fiscal year 2006 was due to a same-store product sales increase of 0.4 percent compared to an increase of 0.1 percent in the corresponding period of the prior fiscal year.

Franchise Royalties and Fees. Total franchise revenues, which include royalties and franchise fees, were as follows:

(Dollars in thousands)		Increase(Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2006	$19,076	$(823)	(4.1)%
2005	19,899	1,504	8.2
Nine Months
2006	$57,821	$(682)	(1.2)%
2005	58,503	3,619	6.6

Total franchise locations open at March 31, 2006 and 2005 were 3,781 (including 42 franchise hair restoration centers) and 3,929 (including 49 franchise hair restoration centers), respectively. We purchased 161 (including 7 hair restoration centers) of our franchise salons during the twelve months ended March 31, 2006, which drove the overall decrease in the number of franchise salons between periods.

The decrease in consolidated franchise revenues during the third quarter and nine months ended March 31, 2006 was primarily due to an unfavorable foreign currency fluctuation as well as 161 (including 7 hair restoration centers) franchise buybacks during the twelve months ended March 31, 2006.

The increase in consolidated franchise revenues during the third quarter and nine months ended March 31, 2005 was primarily due to favorable foreign currency fluctuations, which caused franchise revenues to increase 2.9 and 3.8 percent, respectively. Exclusive of the effect of this favorable foreign currency fluctuation, consolidated franchise revenues increased 5.3 and 2.8 percent in the third quarter and nine months ended March 31, 2005, respectively. These increases were primarily due to opening more new international franchise salons during the first nine months of fiscal year 2005 as compared to the first nine months of the prior fiscal year, as well as the acquisition of 49 franchise hair restoration centers.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Total	Margin as % of Service and Product	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$259,553	44.4%	$21,211	8.9%	—
2005	238,342	44.4	32,625	15.9	—
Nine Months
2006	$778,468	44.8%	$93,342	13.6%	40
2005	685,126	44.4	75,793	12.4	(40)

(1)          Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation). Service margin for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Service	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$175,195	43.0%	$18,421	11.8%	50
2005	156,774	42.5	20,276	14.9	(40)
Nine Months
2006	$516,645	43.2%	$59,479	13.0%	30
2005	457,166	42.9	52,939	13.1	(70)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The increase in service margins during the third quarter and nine months ended March 31, 2006 was due to improved management of salon payroll. The improved margins were offset in part by increases in bank charges due to credit card usage.

The decrease in service margins during the third quarter and nine months ended March 31, 2005 was primarily related to increased salon payroll costs in the United Kingdom salons, as well as higher salon supply costs during the third quarter. Additionally, certain of our domestic salons experienced increased heath-related benefit costs.

Product Margin (Excluding Depreciation). Product margin for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$84,358	47.4%	$2,790	3.4%	(100)
2005	81,568	48.4	12,349	17.8	60
Nine Months
2006	$261,823	48.5%	$33,863	14.9%	70
2005	227,960	47.8	22,854	11.1	30

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in product margins for the third quarter ended March 31, 2006, was primarily associated with price discounting related to repackaging efforts by suppliers of several top lines as well as increases in promotional sales activity and an unfavorable shift in the product mix due to the increased sales of hair care appliances which are lower margin products. The improvement in product margins for the first nine months ended March 31, 2006, was due to product sales at hair restoration centers, which have higher product margins than sales of retail products in salons.

The improvement in product margins for the third quarter and first nine months of fiscal year 2005 was due to the impact of product sales in the hair restoration centers, which have higher product margins than our salon business. This favorable impact was softened by an upward adjustment to the product usage amounts to reflect current trends towards the sale of higher-priced products and an increase to our slow-moving product reserve in response to changing product lines.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Site	Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$49,874	8.3%	$3,607	7.8%	—
2005	46,267	8.3	4,286	10.2	(40)
Nine Months
2006	$149,702	8.3%	$15,383	11.5%	(10)
2005	134,319	8.4	14,637	12.2	(10)

(1)          Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As a percent of consolidated revenues, site operating expenses during the third quarter and nine months ended March 31, 2006, were relatively consistent with the corresponding periods of the prior fiscal year.

The basis point change in site operating expenses during the third quarter and nine months ended March 31, 2005, was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of revenue. Additionally, advertising expenses were higher in the third quarter of the prior year stemming from the timing of a direct mail campaign.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$70,839	11.7%	$2,012	2.9%	(70)
2005	68,827	12.4	15,648	29.4	140
Nine Months
2006	$216,081	12.0%	$25,448	13.3%	10
2005	190,633	11.9	29,581	18.4	50

(1)          Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in G&A costs as a percent of total revenues during the third quarter of fiscal year 2006 was due to a decrease in salon and franchise advertising expense. As a percent of consolidated revenues, G&A costs during the nine months ended March 31, 2006, were relatively consistent with the corresponding periods of the prior fiscal year.

The increase in G&A costs as a percent of total revenues during the third quarter and nine months ending March 31, 2005, was primarily due to increased professional fees related to the June 30, 2005 Sarbanes-Oxley 404 compliance effort and legal fees related to the Fair Labor Standards Act. Employee health-related benefit costs also increased throughout fiscal year 2005, as well as increased costs due to a new AS/400 computer operating lease. In addition, the hair restoration centers have slightly higher G&A costs as a percent of revenues due to the marketing-intensive nature of that business.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$87,176	14.4%	$8,598	10.9%	30
2005	78,578	14.1	11,802	17.7	20
Nine Months
2006	$255,057	14.2%	$28,854	12.8%	10
2005	226,203	14.1	30,807	15.8	30

(1)          Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in this fixed-cost expense as a percent of total revenues was primarily due to lower anticipated sales volume during the third quarter and nine months ending March 31, 2006 and March 31, 2005.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended March 31,	D&A	Expense as % of Total Revenues	Increase (Decrease) Over Prior Fiscal Year
			Dollar	Percentage	Basis Point(1)
Three Months
2006	$28,061	4.6%	$3,157	12.7%	10
2005	24,904	4.5	6,340	34.2	60
Nine Months
2006	$81,216	4.5%	$15,752	24.1%	40
2005	65,464	4.1	10,601	19.3	20

(1)          Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in this fixed cost category during the third quarter and nine months ended March 31, 2006, was primarily due to reduced sales volume in the quarter.

The basis point increase during the third quarter and nine months ended March 31, 2005, was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during the second quarter of the current fiscal year.

Interest

Interest expense was as follows:

(Dollars in thousands) Periods Ended		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$8,937	1.5%	$1,910	27.2%	20
2005	7,027	1.3	2,203	45.7	30
Nine Months
2006	$25,861	1.4%	$9,059	53.9%	40
2005	16,802	1.0	3,759	28.8	10

(1)          Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the third quarter and nine months ended March 31, 2006, was primarily due to an increase in our debt level stemming from our acquisition activity, including beauty schools in fiscal year 2006 and hair restoration centers in fiscal year 2005.

Income Taxes

Our reported effective tax rate was as follows:

		Basis Point
Periods Ended March 31,	Effective Rate	Improvement (Deterioration)
Three Months
2006	37.4%	18,000
2005	217.4	(18,170)
Nine Months
2006	35.6%	1,700
2005	52.6	(1,640)

The improvement in our overall effective tax rate for the three months ended March 31, 2006 was related to the prior year goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes.

Excluding the impact of the goodwill impairment charge in the international salon segment, the tax rate for the third quarter ended March 31, 2005 would have been 34.2 percent. Comparatively, the increase in the third quarter fiscal 2006 tax rate was primarily due to the elimination of the Work Opportunity Credits which expired on December 31, 2005.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. In the third quarter and first nine months of fiscal year 2006, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro partially offset by the strengthening of the Canadian dollar. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.

	For the Three Months Ended March 31, 2006
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) (1)	(Decrease) (1)
Total revenues:
North American salons	$506,025	$1,545	$504,480	8.1%	7.8%
International salons	51,846	(3,796)	55,642	(4.4)	2.6
Beauty schools	18,133	(192)	18,325	78.5	80.4
Hair restoration centers	28,043	—	28,043	12.4	12.4
Total	$604,047	$(2,443)	$606,490	8.4%	8.8%

Income before income taxes:
North American salons	$61,230	$189	$61,041	5.7%	5.4%
International salons	3,604	(262)	3,866	110.1	110.8
Beauty schools	2,189	(48)	2,237	(20.5)	(18.8)
Hair restoration centers	5,539	—	5,539	1.6	1.6
Corporate (2)	(42,874)	23	(42,897)	(20.0)	(20.1)
Total	$29,688	$(98)	$29,786	669.4%	671.3%

	For the Three Months Ended March 31, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) (1)	(Decrease) (1)
Total revenues:
North American salons	$467,910	$1,503	$466,407	9.3%	9.0%
International salons	54,257	1,961	52,296	9.4	5.5
Beauty schools	10,158	91	10,067	162.9	160.5
Hair restoration centers	24,939	—	24,939	100.0	100.0
Total	$557,264	$3,555	$553,709	15.8%	15.0%

Income before income taxes:
North American salons	$57,933	$150	$57,783	(5.7)%	(5.9)%
International salons	(35,638)	(2,931)	(32,707)	(1,065.8)	(986.4)
Beauty schools	2,754	36	2,718	62.8	60.6
Hair restoration centers	5,453	—	5,453	100.0	100.0
Corporate (2)	(35,716)	(6)	(35,710)	(29.6)	(29.6)
Total	$(5,214)	$(2,751)	$(2,463)	(113.3)%	(106.3)%

(1)          Represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year.

(2)          Primarily general and administrative, corporate depreciation and amortization, and net interest expense.

	For the Nine Months Ended March 31, 2006
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) (1)	(Decrease) (2)
Total revenues:
North American salons	$1,511,151	$4,447	$1,506,704	9.4%	9.1%
International salons	156,413	(7,902)	164,315	(3.2)	1.7
Beauty schools	46,362	(425)	46,787	91.2	93.0
Hair restoration centers	80,973	—	80,973	143.0	143.0
Total	$1,794,899	$(3,880)	$1,798,779	12.1%	12.4%

Income before income taxes:
North American salons	$193,988	$632	$193,356	6.7%	6.3%
International salons	10,465	(520)	10,985	145.0	147.3
Beauty schools	7,311	(103)	7,414	14.7	16.3
Hair restoration centers	16,361	—	16,361	133.1	133.1
Corporate (2)	(122,438)	34	(122,472)	(25.0)	(25.0)
Total	$105,687	$43	$105,644	42.7%	42.7%

	For the Nine Months Ended March 31, 2005
		Currency	Constant	Reported	Constant Currency
	Reported	Translation	Currency	% Increase	% Increase
(Dollars in thousands)	Amount	Benefit (Loss)	Amount	(Decrease) (1)	(Decrease) (2)
Total revenues:
North American salons	$1,381,656	$4,205	$1,377,451	9.4%	9.0%
International salons	161,592	11,900	149,692	15.0	6.5
Beauty schools	24,246	562	23,684	128.4	123.1
Hair restoration centers	33,324	—	33,324	100.0	100.0
Total	$1,600,818	$16,667	$1,584,151	13.2%	12.0%

Income before income taxes:
North American salons	$181,879	$520	$181,359	(3.8)%	(4.1)%
International salons	(23,242)	(1,807)	(21,435)	(274.0)	(260.5)
Beauty schools	6,373	196	6,177	55.4	50.7
Hair restoration centers	7,018	—	7,018	100.0	100.0
Corporate (2)	(97,971)	(16)	(97,955)	(14.9)	(14.9)
Total	$74,057	$(1,107)	$75,164	(38.9)%	(38.0)%

(1)          Represents the percentage increase (decrease) over reported amounts in the corresponding period of the prior fiscal year.

(2)          Primarily general and administrative, corporate depreciation and amortization, and net interest expense.

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. Total North American salon revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store
Periods Ended March 31,	Revenues	Dollar	Percentage	Sales Increase
Three Months
2006	$506,025	$38,115	8.1%	(0.3)%
2005	467,910	39,982	9.3	1.5
Nine Months
2006	$1,511,151	$129,495	9.4%	0.8%
2005	1,381,656	118,257	9.4	0.8

The percentage increases (decreases) during the three and nine months ended March 31, 2006, are due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Periods Ended March 31, 2006
	Three Months	Nine Months
Acquisitions (previous twelve months)	3.6%	4.6%
Organic growth	4.7	5.0
Foreign currency	0.3	0.3
Franchise revenues	(0.1)	(0.1)
Closed salons	(0.4)	(0.4)
	8.1%	9.4%

We acquired 192 North American salons during the twelve months ended March 31, 2006, including 153 franchise buybacks. The organic growth stemmed primarily from the construction of 531 company-owned salons in North America during the twelve months ended March 31, 2006. The foreign currency impact during the third quarter and first nine months of fiscal year 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income. Operating income for the North American salons for the third quarter and first nine months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$61,230	12.1%	$3,297	5.7%	(30)
2005	57,933	12.4	(3,480)	(5.7)	(200)
Nine Months
2006	$193,988	12.8%	$12,109	6.7%	(40)
2005	181,879	13.2	(7,200)	(3.8)	(180)

(1)          Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in North American salon operating income percentage during the third quarter and nine months ended March 31, 2006, is due to increased costs associated with the repackaging efforts by suppliers of several top lines, increases in promotional sales activity and an unfavorable shift in the product mix due to the increased sales of hair care appliances which are lower margin products.

The decrease in North American salon operating income during the third quarter and nine months ended March 31, 2005 was primarily related to decreased margins stemming from an upward adjustment to the usage percentage to reflect trends towards the sale of higher-priced products and an increase to our slow-moving product reserve in response to changing product lines. Additionally, increased salon supply costs and an adjustment to the weighted average cost associated with our private label product line negatively impacted our product margins in the North American salons. Further, increased health-related benefit costs had a negative impact on North American operating income.

International Salons

International Salon Revenues. Total international salon revenues were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year		Same-Store
Periods Ended March 31,	Revenues	Dollar	Percentage	Sales Increase (Decrease)
Three Months
2006	$51,846	$(2,411)	(4.4)%	(1.4)
2005	54,257	4,676	9.4	0.4
Nine Months
2006	$156,413	$(5,179)	(3.2)%	(2.5)
2005	161,592	21,059	15.0	2.9

The percentage increases (decreases) during the three and nine months ended March 31, 2006, are due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Periods Ended March 31, 2006
	Three Months	Nine Months
Acquisitions (previous twelve months)	1.4%	1.9%
Organic growth	4.0	2.6
Foreign currency	(7.0)	(4.9)
Franchise revenues	(0.1)	(0.3)
Closed salons	(2.7)	(2.5)
	(4.4)%	(3.2)%

We acquired 10 (including one franchise buyback) international salons during the twelve months ended March 31, 2006. The organic growth stemmed from the construction of 30 company-owned international salons during the twelve months ended March 31, 2006 offset by International same-store sales decreases. The foreign currency impact during the third quarter and first nine months of fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income (Loss). Operating income (loss) for the International salons for the third quarter and first nine months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$3,604	7.0%	$39,242	110.1%	7,270
2005	(35,638)	(65.7)	(39,328)	(1,065.8)	(7,310)
Nine Months
2006	$10,465	6.7%	$33,707	145.0%	2,110
2005	(23,242)	(14.4)	(36,597)	(274.0)	(2,390)

(1)          Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The increase in International salon operating income during the third quarter and nine months ended March 31, 2006 is primarily due to the goodwill impairment charge of $38.3 million during the third quarter of fiscal year 2005. The increase year to date is partially offset by certain fixed cost categories, such as rent and site operating expenses, relative to negative third quarter same-store sales. Two factors that lead to the impairment charge included a continued trend toward longer hair styles and slower than expected growth of the European economy.

Beauty Schools

Beauty School Revenues. Total beauty schools revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2006	$18,133	$7,975	78.5%
2005	10,158	6,294	162.9
Nine Months
2006	$46,362	$22,116	91.2%
2005	24,246	13,632	128.4

The percentage increases (decreases) during the three and nine months ended March 31, 2006, are due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Periods Ended March 31, 2006
	Three Months	Nine Months
Acquisitions (previous twelve months)	22.3%	67.4%
Organic growth	58.1	25.6
Foreign currency	(1.9)	(1.8)
	78.5%	91.2%

We acquired 34 beauty schools during the twelve months ended March 31, 2006. The foreign currency impact during the third quarter and first nine months of fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income. Operating income for our beauty schools for the third quarter and first nine months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$2,189	12.1%	$(565)	(20.5)%	(1,500)
2005	2,754	27.1	1,062	62.8	(1,670)
Nine Months
2006	$7,311	15.8%	$938	14.7%	(1,050)
2005	6,373	26.3	2,273	55.4	(1,230)

(1)          Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in Beauty School operating income during the third quarter ended March 31, 2006 is primarily due to an increase in marketing expenditures to bolster future enrollment, as well as increased expenditures in student training materials. The year-over-year fluctuations in beauty school operating income stem primarily from our integration of the new beauty schools.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We have since expanded by acquiring six beauty schools during fiscal year 2004, 13 during fiscal year 2005, and 29 during fiscal year 2006.

Hair Restoration Centers

Hair Restoration Revenues. Total hair restoration revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2006	$28,043	$3,104	12.4%
2005 (1)	24,939	N/A	N/A
Nine Months
2006	$80,973	$47,649	143.0%
2005 (1)	33,324	N/A	N/A

(1)   We did not own or operate any hair restoration centers until December 2004.

The percentage increases (decreases) during the three and nine months ended March 31, 2006, are due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Periods Ended March 31, 2006
	Three Months	Nine Months
Acquisitions (previous twelve months)	7.4%	138.5%
Organic growth	5.0	4.5
	12.4%	143.0%

Hair Restoration Operating Income. Operating income for our hair restoration centers for the third quarter and first nine months of fiscal year 2006 and 2005 was as follows:

(Dollars in thousands) Periods Ended	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
March 31,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$5,539	19.8%	$86	1.6%	(210)
2005 (2)	5,453	21.9	N/A	N/A	N/A
Nine Months
2006	$16,361	20.2%	$9,343	133.1%	(90)
2005 (2)	7,018	21.1	N/A	N/A	N/A

(1)          Represents the basis point change in hair restoration operating income as a percent of total hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

(2)   We did not own or operate any hair restoration centers until December 2004.

The decrease in Hair Restoration operating income during the third quarter ended March 31, 2006 as a percentage of total revenues is primarily due to an increase in general and administrative and depreciation expenses. The year-over-year fluctuations in hair restoration centers operating income stem primarily from our integration of the new hair restoration centers and organic growth.

As discussed in Note 6 to the Condensed Consolidated Financial Statements, we acquired Hair Club for Men and Women in December 2004.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Date	Capitalization	(Increase) Decrease(1)
March 31, 2006	41.6	140
June 30, 2005	43.0	(1,240)

The improvement in the debt to capitalization ratio during the first nine months of fiscal year 2006 was due to the increased equity levels during the period. The increase in the debt to capitalization ratio at June 30, 2005 over the prior fiscal year was driven by the $210 million acquisition of Hair Club for Men and Women with debt during December 2004, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools, and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at March 31, 2006 and June 30, 2005 were as follows:

(Dollars in thousands)	Total	$ Increase Over	% Increase Over
Date	Assets	Prior Period(1)	Prior Period(1)
March 31, 2006	$1,894,067	$168,091	9.7%
June 30, 2005	1,725,976	454,117	35.7

Acquisitions and organic growth were the primary drivers of the increase in total assets between June 30, 2005 and March 31, 2006.

Total shareholders’ equity at March 31, 2006 and June 30, 2005 was as follows:

(Dollars in thousands)	Shareholders’	$ Increase Over	% Increase Over
Date	Equity	Prior Period(1)	Prior Period(1)
March 31, 2006	$838,527	$83,815	11.1%
June 30, 2005	754,712	72,692	10.7

During the first nine months of fiscal year 2006, equity increased primarily as a result of net income, additional paid-in capital recorded in connection with the exercise of stock options and stock issued in connection with acquisitions. This increase was softened by a decrease in accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of the United States dollar against the currencies that underlie our investments in those markets.

(1)   Change as compared to prior fiscal year end (June 30).

Cash Flows

Operating Activities

Net cash provided by operating activities in the first nine months of fiscal year 2006 and 2005 was $178.5 and $171.4 million, respectively. The cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Nine Months Ended March 31,
(Dollars in thousands)	2006	2005
Net income	$68,063	$35,126
Depreciation and amortization	81,216	65,464
Deferred income taxes	3,824	(2,237)
Inventories	(11,142)	(14,325)
Accounts payable and accrued expenses	27,235	41,429
Goodwill impairment	—	38,319
Other	9,321	7,645
	$178,517	$171,421

During the first nine months of fiscal year 2006, inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales. The increase in inventory resulted in an increase in accounts payable primarily due to the timing of payments related to inventory purchases. The increase in depreciation and amortization was due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004.

Investing Activities

Net cash used in investing activities of $186.3 and $373.7 million in the first nine months of fiscal year 2006 and 2005, respectively, was the result of the following:

	Investing Cash Flows For the Nine Months Ended March 31,
(Dollars in thousands)	2006	2005
Salon and school acquisitions	$(87,456)	$(92,523)
Hair restoration center acquisition	(6,304)	(211,028)
Capital expenditures for new construction	(35,001)	(33,129)
Capital expenditures for remodels or other additions	(42,394)	(25,736)
Capital expenditures for the corporate office (including all technology-related expenditures)	(15,754)	(12,009)
Proceeds from the sale of assets	640	705
	$(186,269)	$(373,720)

We constructed 409 company-owned salons, one beauty school and one hair restoration center and acquired 154 company-owned salons (137 of which were franchise buybacks), 29 beauty schools and eight hair restoration centers (seven of which were franchise buybacks) during the first nine months of fiscal year 2006. Acquisitions were primarily funded by a combination of operating cash flows and debt. The company-owned constructed and acquired salons (excluding franchise buybacks) consisted of the following number of salons in each concept:

	Nine Months Ended March 31, 2006
	Constructed	Acquired
Regis Salons	27	2
MasterCuts	24	—
Trade Secret	26	2
SmartStyle	163	—
Strip Center	143	7
International	26	6
Beauty schools	1	29
Hair restoration centers	1	1
	411	47

Additionally, we completed 128 major remodeling projects during the first nine months of fiscal year 2006 compared to 145 during the first nine months of fiscal year 2005.

Financing Activities

Net cash provided by financing activities was $22.4 and $233.0 million during the first nine months of fiscal year 2006 and 2005, respectively, was the result of the following:

	Financing Cash Flows For the Nine Months Ended March 31,
(Dollars in thousands)	2006	2005
Net borrowings on revolving credit facilities	$32,250	$152,435
Proceeds from the issuance of long-term debt	3,075	100,755
Repayments of long-term debt	(19,559)	(18,763)
Proceeds from the issuance of common stock	10,528	14,714
Repurchase of common stock	—	(11,482)
Tax benefit from employee stock plans	3,644	—
Dividend paid	(5,435)	(5,346)
Other	(2,055)	734
	$22,448	$233,047

The net borrowings on revolving credit facilities and net repayments of long-term debt were primarily used to fund acquisitions, which are discussed in the paragraph below and in Note 6 to the Condensed Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the first nine months of fiscal year 2006 consisted of 144 franchise buybacks, 17 other acquired corporate and franchise salons, 29 acquired beauty schools and one hair restoration center. The acquisitions during the first nine months of fiscal year 2005 consisted of 122 franchise buybacks, 281 other acquired corporate and franchise salons, eight acquired beauty schools and 91 hair restoration centers. The acquisitions were funded primarily from operating cash flow and debt.

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

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the March 31, 2006 market price, the Company would be required to provide an additional 175,518 shares with an aggregate market value on that date of $6.1 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired March 31, 2006.

During the fourth quarter in fiscal year 2005, we amended and restated our existing revolving credit facility, thereby increasing our borrowing capacity under this facility by $100 million (to $350 million). Additionally, we incurred $200 million of new private placement debt. There have been no other significant changes in our commercial commitments such as commitments under lines of credit or standby letters of credit since June 30, 2005. We are in compliance with all covenants and other requirements of our credit agreements and indentures. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to March 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $1.1 million at March 31, 2006, terminate at various dates between June 2006 and April 2009. We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the first nine months of fiscal year 2006.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.12 per share during the first nine months of fiscal year 2006. On April 27, 2006, our Board of Directors declared a $0.04 per share quarterly dividend payable May 26, 2006 to shareholders of record on May 12, 2006.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock. The Board of Directors elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of March 31, 2006, a total of 2.4 million shares have been repurchased for $76.5 million with $123.5 million remaining to be repurchased under this program. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

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

Impact of Changes in Regulatory and Statutory Laws

With more than 11,000 locations and approximately 56,000 corporate employees world-wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

A number of our beauty schools’ students pay tuition and other fees with funds received through student assistance financial aid programs under Title IV of the HEA. To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the Education Department (ED), and certification by the ED. As a result, our beauty schools are subject to extensive regulation by these agencies. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements. If one of our beauty schools were to violate any of these regulatory requirements, the regulatory agencies could place limitations on or terminate our beauty schools’ receipt of federal student financial aid funds, which could have a material adverse effect on our beauty school business, results of operations or financial condition.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward–looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons and beauty schools that support its growth objectives; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon and beauty school acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2005 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of floating and fixed rate debt. As of March 31, 2006 and June 30, 2005, the Company had the following outstanding debt balances, considering the effect of interest rate swaps and including $1.5 and $2.5 million related to the fair value swaps at March 31, 2006 and June 30, 2005, respectively:

	March 31,	June 30,
(Dollars in thousands)	2006	2005
Fixed rate debt	$471,875	$413,526
Floating rate debt	125,000	155,250
	$596,875	$568,776

The Company manages its interest rate risk by continually assessing the amount of fixed and floating rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

On October 21, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million at March 31, 2006, with maturation dates of March 2013 and March 2015. These swaps were designated and are effective as cash flow hedges.

On February 1, 2006, the Company entered into several forward foreign currency contracts with maturation dates between July 2006 and January 2007, totaling $3.5 million Canadian dollars. These swaps were designated and are effective as cash flow hedges.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2005 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the nine months ended March 31, 2006.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended March 31, 2006. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e)  Share Repurchase Program

The Company’s Board of Directors approved a stock repurchase program under which up to $200.0 million can be expended for the repurchase of the Company’s common stock. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of March 31, 2006, a total of 2.4 million shares have been repurchased for $76.5 million with $123.5 million remaining to be repurchased under this program. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

The following table shows the monthly third quarter fiscal year 2006 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

1/1/06-1/31/06	—	N/A	—	$123,473

2/1/06-2/28/06	—	N/A	—	123,473

3/1/06-3/31/06	—	N/A	—	123,473

Total	—	N/A	—

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders in the third quarter of fiscal year 2006.

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

(b)         Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended March 31, 2006:

Form 8-K dated January 10, 2006 related to the announcement of Regis Corporation (“Regis”) entering into an Agreement and Plan of Merger (the “Merger Agreement”) among Alberto-Culver Company (“Alberto-Culver”), Sally Holdings, Inc., a wholly-owned subsidiary of Alberto-Culver (“Spinco”), Roger Merger Inc., a direct, wholly-owned subsidiary of Regis (“Merger Sub”), and Roger Merger Subco LLC, a direct, wholly-owned subsidiary of Regis (“Subco”).

Form 8-K dated January 11, 2006 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended December 31, 2005.

Form 8-K dated January 23, 2006 related to the announcement of Regis Corporation (the “Company”) entering into a merger agreement which contemplated several transactions, including the distribution of all the shares of Sally Holdings, Inc. (“Sally Holdings”), a wholly-owned subsidiary of Alberto-Culver Company (“Alberto-Culver”), on a pro rata basis, to the common stockholders of Alberto-Culver (the “Distribution”) and, immediately after the consummation of the Distribution, the merger of a wholly-owned subsidiary of the Company with and into Sally Holdings, with Sally Holdings as the surviving corporation, followed by the merger of Sally Holdings with and into another wholly-owned subsidiary of the Company (“Subco”), with Subco as the surviving entity.  As part of the transactions contemplated by the merger agreement, immediately prior to the Distribution Sally Holdings will distribute $400 million in cash to Alberto-Culver (the “Special Dividend”).

Form 8-K dated January 25, 2006 related to the announcement of the Company’s financial results for the second quarter ended December 31, 2005.

Form 8-K dated March 21, 2006 related to the announcement of the Company’s update on third quarter and fiscal year 2006 guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 9, 2006	By:	/s/ Randy L. Pearce
Randy L. Pearce
Executive Vice President
Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer