Form 10-K
period 2006-06-30
REGIS CORP
filed 2006-09-11
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-11230

Regis Corporation

(Exact name of registrant as specified in its charter)

Minnesota	41-0749934
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)
7201 Metro Boulevard, Edina, Minnesota	55439
(Address of principal executive offices)	(Zip Code)
(952) 947 7777
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which common stock was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2005, was approximately $1,681,000,000. The Registrant has no non-voting common stock.

The number of outstanding shares of the Registrant’s common stock, par value $.05 per share, as of August 23, 2006 was 45,350,633.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated September 20, 2006 are incorporated by reference into Parts III hereof.

PART I

Item 1.                          Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General Development of Business

In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value priced salons located in department stores. In 1958, the chain was purchased by their son and renamed Regis Corporation. Regis Corporation is listed on the NYSE under the ticker symbol “RGS.” Discussions of the general development of the business take place throughout this Annual Report on Form 10-K. During fiscal year 2006, there were no significant changes to the Company’s corporate structure or material changes in the Company’s method of conducting business. During fiscal year 2005, the Company purchased Hair Club for Men and Women, in part, to expand the Company’s product and service offerings. Additionally, the Company continues to acquire hair and retail product salons and beauty schools.

(b) Financial Information about Segments

Segment data for the years ended June 30, 2006, 2005 and 2004 are included in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c) Narrative Description of Business

The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Background:

Based in Minneapolis, Minnesota, the Company’s primary business is owning, operating and franchising hair and retail product salons. Over the last four fiscal years, the Company began acquiring and operating beauty schools in North America and internationally. Additionally, in December 2004, the Company acquired Hair Club for Men and Women, a provider of hair restoration services. The Company’s worldwide operations include 11,333 company-owned and franchise salons, 90 hair restoration centers and 54 beauty schools at June 30, 2006. Each of the Company’s salon concepts offer similar salon products and services, concentrate on the mass market consumer marketplace and generally display similar economic characteristics. The Company’s recently acquired beauty school locations offer similar educational services to students. Services are marketed to potential students pursuing post-secondary education alternatives. The Company’s hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

The Company is organized to manage its operations based on significant lines of business—salons, beauty schools and hair restoration centers. Salon operations are managed based on geographical location—North America and International. The Company’s North American salon operations include 7,106 company-owned salons and 2,187 franchise salons operating in the United States and Canada. The Company’s International operations include 453 company-owned salons and 1,587 franchise salons operating throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company’s worldwide salon locations operate under concepts such as Regis Salons, Cost Cutters, Jean Louis David, MasterCuts, SmartStyle, Supercuts, Trade Secret and Vidal Sassoon. During fiscal year 2006, the number of customer visits at the Company’s company-owned salons approximated 104 million. The Company had approximately 59,000 corporate employees worldwide during fiscal year 2006.

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

Salon Business Strategy:

The Company’s goal is to provide high quality, affordable hair care services and products to a wide range of mass market customers that enable the Company to expand in a controlled manner. The key elements of the Company’s strategy to achieve these goals are taking advantage of (1) growth opportunities, (2) economies of scale and (3) maintaining centralized control over salon operations in order to ensure (i) consistent, quality services and (ii) a superior selection of high quality, professional products. Each of these elements is discussed below.

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

Salon Site Selection.   The Company’s salons are located in high-traffic locations, such as: regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company’s financial strength, successful salon operations and international recognition causes the Company to be an attractive tenant to landlords. In evaluating specific locations for both company-owned and franchise stores, the Company seeks conveniently located, visible locations which allow customers adequate parking and quick and easy store access. Various other factors are considered in evaluating sites, including trade area demographics, availability and cost of space, the strength of the major retailers within the area, location of competitors, proximity of other company-owned and franchise salons, traffic count, signage and other leasehold factors in a given center or area.

Because the Company’s different salon concepts target slightly different mass market customer groups, more than one of the Company’s salon concepts may be located in the same real estate development. As a result, there are numerous leasing opportunities for all of its salon concepts.

While same-store sales growth plays an important part in the Company’s organic growth strategy, it is not critical to achieving the Company’s long-term revenue growth objectives. New salon construction and salon acquisitions (described below) are expected to generate low-double-digit revenue growth. Generating annual same-store sales increases in excess of two percent is, however, necessary to achieve the Company’s long-term earnings growth objective of low-to-mid teen earnings per share growth. The Company anticipates low-single-digit same-store sales growth on an annual basis.

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

Salon Acquisition Growth.   In addition to organic growth, another key component of the Company’s growth strategy is the acquisition of salons. With an estimated two percent world wide market share, management believes opportunities to acquire additional salons remain.

Over the past nearly thirteen years, the Company has added 7,344 locations through acquisitions, expanding in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 170 and 205 salons were remodeled in fiscal year 2006 and 2005, respectively.

Recent Salon Additions.   During fiscal year 2006, net of closures and relocations, the Company added over 450 salons through new construction and acquisitions. The Company constructed or franchised 788 new salons (531 company-owned and 257 franchise). Additionally, the Company acquired 290 company-owned salons, including 142 franchise salon buybacks. The Company’s largest fiscal year 2006 salon acquisition consisted of 105 Famous Hair salons.

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

During fiscal year 2006, 407 salons were closed, including 178 company-owned salons and 229 franchise salons (excluding 142 franchise buybacks). In the fourth quarter, the Company decided to close 64 company-owned salon locations and refocus efforts on improving the sales and operations of nearby salons. The salon closures resulted in an aggregate $4.1 million in lease termination fees (recorded within rent expense in the Consolidated Statement of Operations). However, it is not the Company’s typical practice to incur such fees upon salon closure.

During fiscal year 2005, 315 salons were closed, including 147 company-owned salons and 168 franchise salons (excluding 139 franchise buybacks). During fiscal year 2004, 338 salons were closed, including 148 company-owned salons and 190 franchise salons.

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

Consistent, Quality Service.   The Company is committed to meeting its customers’ hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. To promote quality and consistency of services provided throughout the Company’s salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company’s salons are haircutting and styling, hair coloring and waving, shampooing and conditioning. During fiscal year 2006, 2005 and 2004, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2006	2005	2004
Haircutting and styling (including shampooing & conditioning)	72%	72%	73%
Hair coloring	18	18	17
Hair waving	5	5	5
Other	5	5	5
	100%	100%	100%

High Quality, Professional Products.   The Company’s salons merchandise nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are sold only through professional salons. The top selling brands include Matrix, Paul Mitchell, Tigi, Redken, Sebastian, Nioxin, OPI and the Company’s various private label brands.

The Company has launched a product diversion website for the entire industry to use as a measurement tool to track diversion. Diversion involves the selling of salon exclusive hair care products to discount retailers. Diversion is harmful to the consumer because diverted product is often old, tainted or damaged. It is also harmful to the salon owners and stylists because their credibility is questioned, as well as to manufacturers and distributors because their actions are scrutinized.

The Company has the most comprehensive assortment of retail products in the industry, with an estimated share of the North American retail beauty product market of up to 15 percent. Although the Company constantly strives to carry an optimal level of inventory in relation to consumer demand, it is more economical for the Company to have a higher amount of inventory on hand than to run the risk of being under stocked should demand prove higher than expected. The extended shelf life and lack of seasonality related to the beauty products allows the cost of carrying inventory to be relatively low and lessens the importance of inventory turnover ratios. The Company’s primary goal is to maximize revenues rather than inventory turns.

The retail portion of the Company’s business complements its salon services business. The Company’s stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Additionally, customers are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the customer’s hair.

Salon Concepts:

The Company’s salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company’s North American salon operations consist of 9,293 salons (including 2,187 franchise salons), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company’s International salon operations consist of 2,040 hair care salons, including 1,587 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Under each concept below, the number of new salons expected to be opened within the upcoming fiscal year is discussed. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

The table on the following pages set forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

SALON LOCATION SUMMARY

NORTH AMERICAN SALONS:	2006	2005	2004	2003	2002
REGIS SALONS
Open at beginning of period	1,093	1,085	1,095	1,016	981
Salons constructed	38	39	33	53	61
Acquired	14	13	4	72	17
Less relocations	16	14	10	12	17
Salon openings	36	38	27	113	61
Conversions	—	(1)	(2)	(2)	(1)
Salons closed	(50)	(29)	(35)	(32)	(25)
Total, Regis Salons	1,079	1,093	1,085	1,095	1,016
MASTERCUTS
Open at beginning of period	636	604	590	551	523
Salons constructed	32	47	34	47	42
Acquired	—	2	3	—	1
Less relocations	8	13	9	6	2
Salon openings	24	36	28	41	41
Conversions	(2)	1	1	2	1
Salons closed	(16)	(5)	(15)	(4)	(14)
Total, MasterCuts	642	636	604	590	551
TRADE SECRET
Company-owned salons:
Open at beginning of period	597	549	517	490	478
Salons constructed	33	26	26	34	34
Acquired	2	23	12	10	1
Franchise buybacks	5	—	2	—	—
Less relocations	6	17	5	4	11
Salon openings	34	62	35	40	24
Conversions	1	—	1	—	(1)
Salons closed	(17)	(14)	(4)	(13)	(11)
Total company-owned salons	615	597	549	517	490
Franchise salons:
Open at beginning of period	24	24	25	26	25
Salons constructed	—	—	1	—	1
Salon openings	—	—	1	—	1
Franchise buybacks	(5)	—	(2)	—	—
Salons closed	—	—	—	(1)	—
Total franchise salons	19	24	24	25	26
Total, Trade Secret	634	621	573	542	516

	2006	2005	2004	2003	2002
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	1,497	1,263	1,033	861	722
Salons constructed	215	194	174	168	125
Acquired	—	—	—	2	—
Franchise buybacks	31	45	61	12	17
Less relocations	2	1	—	5	1
Salon openings	244	238	235	177	141
Conversions	1	—	—	—	—
Salons closed	(3)	(4)	(5)	(5)	(2)
Total company-owned salons	1,739	1,497	1,263	1,033	861
Franchise salons:
Open at beginning of period	184	201	230	210	194
Salons constructed	11	29	33	33	37
Salon openings	11	29	33	33	37
Franchise buybacks	(31)	(45)	(61)	(12)	(17)
Salons closed	—	(1)	(1)	(1)	(4)
Total franchise salons	164	184	201	230	210
Total, SmartStyle/Cost Cutters in Wal-Mart	1,903	1,681	1,464	1,263	1,071
STRIP CENTERS
Company-owned salons:
Open at beginning of period	2,728	2,310	1,928	1,476	1,383
Salons constructed	180	167	166	85	69
Acquired	122	248	162	361	40
Franchise buybacks	104	94	133	85	36
Less relocations	21	21	8	3	2
Salon openings	385	488	453	528	143
Conversions	(2)	(3)	(8)	(13)	(4)
Salons closed	(80)	(67)	(63)	(63)	(46)
Total company-owned salons	3,031	2,728	2,310	1,928	1,476
Franchise salons:
Open at beginning of period	2,102	2,105	2,172	1,988	2,011
Salons constructed	135	154	146	147	150
Acquired(2)	—	7	—	198	—
Less relocations	18	13	10	10	12
Salon openings	117	148	136	335	138
Conversions	2	6	8	13	5
Franchise buybacks	(104)	(94)	(133)	(85)	(36)
Salons closed	(113)	(63)	(78)	(79)	(130)
Total franchise salons	2,004	2,102	2,105	2,172	1,988
Total, Strip Centers	5,035	4,830	4,415	4,100	3,464

	2006	2005	2004	2003	2002
INTERNATIONAL SALONS(1)
Company-owned salons:
Open at beginning of period	426	416	395	382	364
Salons constructed	33	22	19	10	18
Acquired	10	19	18	13	16
Franchise buybacks	2	—	10	—	—
Less relocations	4	—	—	—	—
Salon openings	41	41	47	23	34
Conversions	(2)	(3)	—	—	—
Salons closed	(12)	(28)	(26)	(10)	(16)
Total company-owned salons	453	426	416	395	382
Franchise salons:
Open at beginning of period	1,592	1,594	1,627	1,684	—
Salons constructed	111	102	88	95	69
Acquired(2)	—	—	—	—	1,664
Salon openings	111	102	88	95	1,733
Conversions	2	—	—	—	—
Franchise buybacks	(2)	—	(10)	—	—
Salons closed	(116)	(104)	(111)	(152)	(49)
Total franchise salons	1,587	1,592	1,594	1,627	1,684
Total international salons	2,040	2,018	2,010	2,022	2,066
TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	6,977	6,227	5,558	4,776	4,451
Salons constructed	531	525	452	397	349
Acquired	148	305	199	458	75
Franchise buybacks	142	139	206	97	53
Less relocations	57	66	32	30	33
Salon openings	764	903	825	922	444
Conversions	(4)	(6)	(8)	(13)	(5)
Salons closed	(178)	(147)	(148)	(127)	(114)
Total company-owned salons	7,559	6,977	6,227	5,558	4,776
Franchise salons:
Open at beginning of period	3,902	3,924	4,054	3,908	2,230
Salons constructed	257	285	268	275	257
Acquired(2)	—	7	—	198	1,664
Less relocations	18	13	10	10	12
Salon openings	239	279	258	463	1,909
Conversions	4	6	8	13	5
Franchise buybacks	(142)	(139)	(206)	(97)	(53)
Salons closed	(229)	(168)	(190)	(233)	(183)
Total franchise salons	3,774	3,902	3,924	4,054	3,908
Total Salons	11,333	10,879	10,151	9,612	8,684

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

Regis Salons.   Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. However, in recent years, the Company has begun to expand its Regis Salons into strip centers. As of June 30, 2006, 140 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 75 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Service revenues represent 83 percent of Regis Salons’ total revenues. The average ticket is approximately $35. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Vidal Sassoon, Jean Louis David (North America), Mia & Maxx Hair Studios, Hair by Stewarts and Heidi’s.

The average initial capital investment required for a new Regis Salon typically ranges from $180,000 to $205,000, excluding average opening inventory costs of approximately $12,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $430,000. During fiscal year 2007, the Company plans to open approximately 25 new Regis Salons.

MasterCuts.   MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 79 percent of total revenues for this salon concept. The average sale at MasterCuts salons is approximately $17.

The average initial capital investment required for a new MasterCuts salon typically ranges from $180,000 to $200,000, excluding average opening inventory costs of approximately $12,000. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $300,000. During fiscal year 2007, the Company plans to open approximately ten new MasterCuts salons.

Trade Secret.   Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. Trade Secret’s retail selection consists of highly recognized brands, and the products carried change in tandem with changing trends. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Trade Secret’s primary customer base includes the female head of the household shopping for her entire family, as well as singles shopping for their own beauty products and accessories. Trade Secret salons are primarily mall based; however, in recent years, the Company has begun to expand into strip centers. As of June 30, 2006, 81 company-owned Trade Secret salons were located in strip centers. The average ticket at Trade Secret is approximately $24.

The average initial capital investment required for a new Trade Secret salon typically ranges from $180,000 to $200,000, excluding average opening inventory costs of approximately $45,000. Average annual salon revenues in a Trade Secret salon which has been open five years or more are approximately $465,000. During fiscal year 2007, the Company plans to open approximately 21 new company-owned Trade Secret salons.

SmartStyle.   The SmartStyle salons share many operating characteristics of the Company’s other salon concepts; however, they are located exclusively in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. In addition, professional retail product sales contribute solidly to overall revenues. The Company also has 164 franchise Cost Cutters salons located in Wal-Mart Supercenters.

Service revenues represent approximately 64 percent of SmartStyle’s total revenues. The average ticket at a SmartStyle salon is approximately $17.

The average initial capital investment required for a new SmartStyle salon typically ranges from $33,000 to $35,000, excluding average opening inventory costs of approximately $12,000. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $260,000. During fiscal year 2007, the Company plans to open approximately 215 new company-owned SmartStyle salons and approximately ten franchise salons in Wal-Mart Supercenters.

Strip Center Salons.   The Company’s Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

Supercuts.   The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for over 65 percent of total haircuts. Service revenues represent 84 percent of Supercuts’ total company-owned salon revenues. The average sale at a company-owned Supercuts salon is approximately $16.

The average initial capital investment required for a new Supercuts salon typically ranges from $90,000 to $105,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $270,000. During fiscal year 2007, the Company plans to open approximately 55 new company-owned Supercuts salons, and anticipates that franchisees will open approximately 100 new franchise Supercuts salons.

Cost Cutters (franchise salons).   The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. Franchise revenues from Cost Cutters salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. During fiscal year 2007, the Company anticipates that Cost Cutters franchisees will open approximately 60 new salons.

In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

Promenade Salons.   Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Style America, First Choice Haircutters, Best Cuts, Cost Cutters, BoRics, Magicuts, Holiday Hair and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent 85 percent of total company-owned strip center revenues. The average sale for a company-owned strip center salon is approximately $17.

The average initial capital investment required for a new Promenade Salon within this group typically ranges from $75,000 to $90,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $260,000. During fiscal year 2007, the Company plans to open approximately 70 new Promenade Salons.

Other Franchise Concepts.   This group of franchise salons includes primarily First Choice Haircutters, Magicuts and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under Promenade Salons. During fiscal year 2007, the Company anticipates that franchisees will open approximately 20 new franchise strip center salons.

International Salons.   The Company’s International Salons are comprised of company-owned and franchise salons operating in Europe primarily under the Jean Louis David, St. Algue, Supercuts, Regis, Trade Secret and Vidal Sassoon concepts. Nearly 80 percent of the 2,040 international salons are franchised under the Jean Louis David and St. Algue concepts. The International Regis, Trade Secret and Supercuts salons operated in the United Kingdom are company-owned. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically £120,000 for a Regis Hairstylists salon, £50,000 for a Supercuts UK salon and £120,000 to £130,000 for an international Trade Secret salon. Average annual salon revenues for a salon which has been open five years or more are approximately £257,000 in a Regis Hairstylists salon, £185,000 in a Supercuts UK salon and £440,000 in an international Trade Secret salon. During fiscal year 2007, the Company plans to open approximately 25 new company-owned international salons, as well as approximately 80 new international franchise salons. Certain International salon concepts are further described below.

Vidal Sassoon.   The Company’s International Vidal Sassoon salons are located in the United Kingdom and Germany. Vidal Sassoon is one of the world’s most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent highstreet locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is typically over £400,000. The Company is exploring suitable locations for a potential new salon in fiscal year 2007. For a mature Vidal Sassoon salon, the average annual revenues are typically in excess of £550,000.

Jean Louis David (JLD).   These franchise salons offer full service hair care without an appointment. Salons are located in European cities, with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. Jean Louis David salons are located in France, Italy, Spain, Poland, Belgium and Switzerland.

St. Algue.   This concept represents fashion forward, full service franchise salons known for creativity and an emphasis on personal style, and focusing on the walk-in customer. Salons are located in European cities with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. Salons are located mainly in France, with some locations in Switzerland, Portugal and Poland.

Salon Franchising Program:

General.   The Company has various franchising programs supporting its 3,774 franchise salons as of June 30, 2006, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro Cuts, St. Algue and JLD. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

Standards of Operations.   The Company does not control the day to day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours, personnel management and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve location, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to company established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company’s field personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with the standards for each franchising program. All of the rights afforded the Company with regard to the franchise operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchise salons.

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

Cost Cutters, First Choice Haircutters and Magicuts (North America)

The majority of existing Cost Cutters’ franchise agreements have a 15 year term with a 15 year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters’ franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts’ franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company’s approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

Pro Cuts (North America)

The majority of existing Pro Cuts franchise agreements have a ten year term with a ten year option to renew. The agreements also provide the Company a right of first refusal if the store is to be sold or transferred. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

St. Algue and JLD (International)

St. Algue was purchased in connection with the acquisition of the French franchisor, GGG. The majority of St. Algue’s franchise contracts have a five year term with an implied option to renew for a term of three years. All new JLD contracts have five year terms. The franchise agreements for both St. Algue and JLD are site specific and only a small minority of the contracts provide for territorial exclusivity. The agreements provide for the right of first refusal during the period covered by the franchise contract if the salon is to be sold and the franchisee must obtain the Company’s approval before selling of the salon. With regards to the store site, neither St. Algue nor JLD acts as lessor for their franchisees. Additionally, JLD franchise contracts prohibit the franchisee from selling the salon to another major national competitor for one year after the contract term ends.

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

Most franchise concepts maintain separate Advertising Funds (the Funds), managed by the Company, that provide comprehensive advertising and sales promotion support for each system. All stores, company-owned and franchise, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system wide activities. This intensive advertising program creates significant consumer awareness, a strong concept image and high loyalty.

Salon Education and Training Programs:

The Company has an extensive hands-on training program for its stylists which emphasizes both technical training in hairstyling and cutting, hair coloring, waving and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive a professional and quality service, which the Company believes will result in more repeat customers, referrals and product sales.

The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD based programs. The Company was the first in its industry to develop a DVD based training system in its salons and currently has over 50 DVDs designed to enhance technical skills of stylists.

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

Salon Design:

The Company’s salons are designed, built and operated in accordance with uniform standards and practices developed by the Company based on its experience. Salon fixtures and equipment are generally uniform, allowing the Company to place large orders for these items with cost savings due to the economies of scale.

The size of the Company’s salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of normal tenant improvements and furnishing of a new salon, including inventories, ranges from approximately $25,000 to $210,000, depending on the size of the salon and the concept. Less than ten percent of all new salons fall within a higher bracket and will cost between $200,000 and $400,000 to furnish. Of the total leasehold costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

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

Salon Management Information Systems:

At all of its company-owned salons, the Company utilizes a point-of-sale (POS) information system to collect daily sales information. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system sends the amount expected to be deposited to the corporate office, where the amount is reconciled daily with local deposits transferred into a centralized corporate bank account. The salon POS information is consolidated into several management systems maintained at the corporate office. The information is also used to generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and generates customer data to identify and anticipate industry pricing and staffing trends. The corporate information systems deliver online information of product sales to improve its inventory control system, including recommendations for each salon of monthly product replenishments.

Management believes that its information systems provide the Company with operational efficiencies as well as advantages in planning and analysis which are generally not available to competitors. The Company continually reviews and improves its Information Systems to ensure systems and processes are kept up to date and that they will meet the growing needs of the Company. The goal of Information Systems is to maximize the overall value to the business while improving the output per dollar spent by implementing cost-effective solutions and services.

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

Significant entry barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of differentiation versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations.

Beauty School Business Strategy:

Operating beauty schools is complementary to the salon business as it allows the Company to attract, train and retain valuable employees. The Company expects to open and acquire additional beauty schools in the future in order to take advantage of this opportunity, although we expect to moderate our acquisition activity in fiscal year 2007. The principle activity of the beauty schools is the teaching of beauticians to prepare for their licensing. The activities also include clinic and school sales of products to students and customers and other miscellaneous sales. Subjects available for enrollment include cosmetology, nail art and esthetic programs. Most schools are certified by the U.S. Department of Education (ED) for participation in Federal Title IV Student Financial Assistance Programs. As of June 30, 2006, the Company operated 49 such facilities. The for-profit beauty school industry represents approximately 1,000 schools generating an estimated $1 billion annually. Given the attractive unit economics and the fact that Regis Corporation is the largest employer of beauty school graduates, the Company seeks to be the largest operator of beauty schools.

Following is a summary of the Company’s beauty school locations:

	2006	2005	2004
Beauty schools:
Open at beginning of period	24	11	5
Constructed	2	—	—
Acquired	30	13	6
Less relocations	2	—	—
School openings	30	13	6
Total beauty schools	54	24	11

Beauty School Growth Opportunities.   During fiscal year 2007, the Company expects to moderate its acquisitions activity. However, in the long-term, the Company will continue to evaluate acquisition targets. In addition, the Company is considering plans to supplement acquisition growth with new school construction as permitted by the Department of Education (ED).

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

Beauty School Acquisition Growth.   To date, the Company has acquired all 54 beauty schools that it currently operates. The Company’s first beauty school acquisition was part of the fiscal year 2003 acquisition of Vidal Sassoon which included five beauty schools. In June 2004, the Company acquired six Blaine Beauty Career Schools operating in the Massachusetts market. During fiscal year 2005, the Company acquired 13 schools in four transactions; these included, five Pierre’s School of Cosmetology in Maine, four Natural Motion Member Schools in New Jersey, three Scot Lewis schools in Minnesota and one Arthur Angelo School in Rhode Island. Finally, the Company acquired 30 beauty schools in five transactions during fiscal year 2006 as follows; five Martin’s Schools in Wisconsin, six Hair Design Schools in Kentucky, three Chic Schools of Cosmetology in Michigan, 15 Artistic Schools in Arizona and Colorado, and one Warwick Academy of Beauty Culture in Rhode Island.

The beauty school industry is highly-fragmented and dominated by small, independent operators. For this reason, the Company believes numerous acquisition candidates remain.

Title IV Eligible Beauty Schools

During fiscal year 2004, the Company purchased its first Title IV eligible beauty schools and, as indicated above, purchased additional schools in fiscal year 2005 and 2006. While the majority of the Company’s beauty schools are Title IV eligible, Vidal Sassoon Academies are not and, therefore, the discussions of accreditation and licensing, financing student education and regulation below do not apply to Vidal Sassoon Academies.

Accreditation and Licensing

The Company’s beauty schools are subject to numerous regulations including oversight, approvals and licensing by the ED, accrediting agencies, state education bodies and program specific agencies. The ED authorizes legislation regarding student loans, grants and other funding. In addition, the ED approves accrediting agencies and conducts periodic compliance reviews of institutions. Accrediting agencies verify that institutions meet specific standards established by the respective agency including completion and placement rates. State education bodies approve institutions eligibility to operate in their state, process student complaints and provide oversight concerning state education regulations.

The beauty schools are accredited through accreditation associations recognized by the ED. Accreditation by an accrediting body recognized by the ED is necessary for a school to be eligible to participate in federally sponsored financial aid programs.

Financing Student Education

Most students attending the beauty schools utilize federal government grants and/or the Federal Family Education Loan programs available under the Higher Education Act of 1965 (HEA), and various programs administered thereunder to finance their tuition. Currently, each beauty school is an eligible institution for some or all of the following federally funded programs: Federal Pell Grant (Pell), Federal Supplemental Education Opportunity Grant (SEOG), Federal Perkins Loan, Federal Parent Loan for Undergraduate Students (PLUS), Federal Subsidized Stafford Loan, Federal Unsubsidized Stafford Loan, and Veterans benefits. Also, some students are eligible for assistance under the Department of Labor’s Workforce Investment Act. State grants are sometimes offered to students enrolled in educational programs of the type offered by the Company’s schools. However, many restrictions typically apply in qualifying and maintaining eligibility for participation in these state programs.

Regulation

Both federal and state financial aid programs contain numerous and complex regulations which require compliance not only by the recipient student but also by the institution which the student attends. The Company monitors compliance through periodic visits to the individual beauty schools by Home Office staff, external auditors and outsourced internal audit. Failure to materially comply with such regulations at any of the Campuses could have serious consequences, including limitation, suspension, or termination of the eligibility of that Campus to participate in the funding programs. Additionally, these aid programs require accreditation by the schools.

Hair Restoration Business Strategy:

In December 2004, the Company acquired Hair Club for Men and Women (Hair Club), the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. The Company’s operations consist of 90 locations (42 franchise) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately 5 percent based on customer count.

In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2006 and 2005:

	2006	2005
Company-owned hair restoration centers:
Open at beginning of period	41	—
Constructed	1	—
Acquired	1	42
Franchise buybacks	7	—
Less relocations	1	—
Site openings	8	42
Sites closed	(1)	(1)
Total company-owned hair restoration centers	48	41
Franchise hair restoration centers:
Open at beginning of period	49	—
Acquired	—	49
Franchise buybacks	(7)	—
Total franchise hair restoration centers	42	49
Total hair restoration centers	90	90

Hair Restoration Growth Opportunities.   The Company’s hair restoration center expansion strategy focuses on organic growth (successfully converting new leads into customers at existing centers, broadening the menu of services and products at each location and to a lesser extent, new center construction) and acquisition growth.

Organic Growth.   The hair restoration centers’ business model is driven by productive lead generation that ultimately produces recurring customers. The primary marketing vehicle is direct response television in the form of infomercials that create leads into the hair restoration centers’ telemarketing center. Call center employees receive calls and schedule a consultation at a local hair restoration company-owned or franchise center. At the consultation, sales consultants assess the needs of each individual client and educate them on the hair restoration centers’ suite of hair loss solutions.

The Company’s long term outlook for organic expansion remains strong due to several factors, including favorable industry dynamics, addressing new market opportunities, menu expansion, developing new locations and new cross marketing initiatives. The aging “baby boomer” population is expanding the number of individuals within the hair restoration centers’ target market. This group of individuals is entering their peak years of disposable income and has demonstrated a willingness to improve their physical appearance.

In 2003, Hair Club began marketing to women and changed its name to Hair Club for Men and Women. This represents a large and relatively untapped market. Women now represent approximately 50 percent of new customers.

Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers’ product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2006, 13 locations were equipped and staffed to perform the procedure. Currently, a total of 30 hair restoration centers offer this service to their customers, as these persons will travel for this surgical procedure. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

The Company’s company-owned and franchise hair restoration centers are located in markets representing 72 percent of all U.S. television (TV) households. The Company’s hair restoration centers advertise on cable TV to over 93 million households, or 85 percent of the total U.S. TV households. There is an opportunity to add a limited number of new centers in under penetrated markets. Additionally, the Company is currently investigating international expansion opportunities.

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

Corporate Employees:

During fiscal year 2006, the Company had approximately 59,000 full- and part-time employees worldwide, of which an approximately 52,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

Information relating to Executive Officers of the Company follows:

Name	Age	Position
Myron Kunin	77	Vice Chairman of the Board of Directors
Paul D. Finkelstein	64	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	51	Senior Executive Vice President, Chief Financial and Administrative Officer
Eric A. Bakken	39	Senior Vice President, Law, General Counsel and Secretary
Melissa Boughton	51	Senior Vice President, Real Estate
Bruce Johnson	53	Senior Vice President, Design and Construction
Mark Kartarik	50	Senior Vice President, Regis Corporation and President, Franchise Division
Gordon Nelson	55	Executive Vice President, Fashion, Education and Marketing
Kris Bergly	45	Executive Vice President and Chief Operating Officer, Regis Salons, Promenade Salon Concepts and MasterCuts
C. John Briggs	62	Senior Vice President and Chief Operating Officer, SmartStyle Family Hair Care
Norma Knudsen	48	Senior Vice President and Chief Operating Officer, Trade Secret
Andrew Cohen	43	President, International Division
Raymond Duke	55	Senior Vice President, International Managing Director, U.K.
Fraser Clarke	31	President and Chief Executive Officer, Hair Club for Men and Women
Darryll Porter	44	Chief Operating Officer and Chief Financial Officer, Hair Club for Men and Women

Myron Kunin served as Chairman of the Board of Directors of the Company from 1983 to 2004, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. Concurrent with his resignation as Chairman of the Board of Directors in 2004, he was elected Vice Chairman. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., a 2.4 percent shareholder. Further, he is a director of Nortech Systems Incorporated.

Paul D. Finkelstein has served as President, Chief Operating Officer and as a director of the Company since December 1987, as Executive Vice President of the Company from June 1987 to December 1987 and has served as Chief Executive Officer since July 1, 1996. During 2004, he was elected Chairman of the Board of Directors.

Randy L. Pearce was elected Senior Executive Vice President in 2006, and served as Executive Vice President from 1999 to 2006. During fiscal year 2006, he was also elected Director and Audit Committee Chair of Dress Barn, Inc., which operates a chain of women’s apparel specialty stores. He has served as Chief Administrative Officer since 1999 and as Chief Financial Officer since 1998. Additionally, he was Senior Vice President, Finance from 1998 to 1999, Vice President of Finance from 1995 to 1997 and Vice President of Financial Reporting from 1991 to 1994.

Eric A. Bakken oversees the Company’s legal affairs and acts as corporate secretary. He joined the Company in 1994 as a lawyer, becoming Vice President, Law in 1998, and General Counsel in 2004. During 2006, he was promoted to Senior Vice President, Law.

Melissa Boughton has served as Senior Vice President of Real Estate since December 2002, and has been in the shopping center industry for over 20 years. Prior to joining the Company, she served as Vice President of Real Estate at Best Buy, Inc.

Bruce Johnson was elected a Senior Vice President of Design and Construction in 1997 and has served as Vice President from 1988 to 1997.

Mark Kartarik has served as Senior Vice President of Regis Corporation since 1994 and as Vice President from 1989 to 1994. He was elected President of Supercuts, Inc. in 1998 and served as Chief Operating Officer of Supercuts, Inc. from 1997 to April 2001.

Gordon Nelson has served as Senior Vice President, Fashion, Education and Marketing of the Company since 1994 and as Vice President from 1989 to 1994. During 2006, he was promoted to Executive Vice President, Fashion, Eduction and Marketing.

Kris Bergly was elected Executive Vice President of Regis Salons, Promenade Salon Concepts and MasterCuts, as well as Chief Operating Officer of Regis Salons. He has served as Chief Operating Officer of Promenade Salon Concepts since April 1998 and of MasterCuts since June 2005, as well as Vice President of Salon Operations from 1993 to 1998.

C. John Briggs was elected Chief Operating Officer, SmartStyle in March 1999 and Senior Vice President in July 2006. He served as Vice President, Regis Operations since 1988.

Norma Knudsen was elected Chief Operating Officer, Trade Secret in February 1999 and Senior Vice President, Trade Secret Operations in July 2006. She served as Vice President, Trade Secret Operations since 1995.

Andrew Cohen was elected Chief Operating Officer, International in April 2002 and has served as Vice President, Salon Operations since 1998.

Raymond Duke was elected Senior Vice President, International Managing Director, U.K. in February, 1999 and has served as Vice President since 1992.

Fraser Clarke has served as President and Chief Executive Officer, Hair Club for Men and Women since 2005 and as Chief Operating and Financial Officer from 2002 to 2004. Mr. Clarke is a Chartered Accountant and Chartered Financial Analyst.

Darryll Porter has served as Chief Operating and Financial Officer, Hair Club for Men and Women since 2005 and as Chief Financial Officer from 2000 to 2002. From 2003 to 2004 he served as Chief Financial Officer for a national staffing company.

Corporate Community Involvement:

Many of the Company’s stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company’s community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one mile walk is held in Minneapolis, Minnesota on Mother’s Day to help fund breast cancer research, education, screening and treatment. Through its community involvement efforts, the Company has helped raise millions of dollars in fundraising for breast cancer research.

Governmental Regulations:

The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its beauty related business, including health and safety.

In the United States, the Company’s franchise operations are subject to the Federal Trade Commission’s Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company’s franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company’s operations.

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

Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S. Department of Education’s Title IV Higher Education Act of 1965. For the students to receive financial assistance at the school, the beauty schools must maintain eligibility requirements established by the U.S. ED. The Company thoroughly researches each potential acquisition to ensure they remain in good standing with the U.S. Department of Education. The Company believes all of its existing schools are compliant.

(d) Financial Information about Foreign and North American Operations

Financial information about foreign and North American markets is incorporated herein by reference to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(e) Available Information

The Company is subject to the informational requirements of the Securities and Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street NW, Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Financial and other information can be accessed in the Investor Information section of the Company’s website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.                  Risk Factors

Impact of Acquisition and Real Estate Availability

The key driver of our revenue and earnings growth is the number of salons we acquire or construct. While we believe that substantial future acquisition and organic growth opportunities exist, any inability to identify and successfully complete future acquisitions or increase our same-store sales would have a material adverse effect on our revenue and earnings growth.

Impact of the Economic Environment

Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. Visitation patterns to our salons and hair restoration centers can be adversely impacted by changes in unemployment rates and discretionary income levels.

Impact of Key Relationships

We maintain key relationships with certain companies, including Wal-Mart. Termination or modification of any of these relationships could have an adverse impact on our ability to grow or future operating results.

Impact of Fashion

Changes in consumer tastes and fashion trends can have an impact on our financial performance.

Impact of Changes in Regulatory and Statutory Laws

With more than 11,000 locations and approximately 59,000 employees world wide, our financial results can be adversely impacted by regulatory or statutory changes in laws.

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

Impact of Changes to Interest Rates and Foreign Currency Exchange Rates

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. See discussion in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Changes in foreign currency exchange rates will have an impact on our reported results from operations. The majority of the revenue and costs associated with the performance of our foreign operations are denominated in local currencies such as the Canadian dollar, Euro and British pound. Therefore, we do not have significant foreign currency transaction risk; however, the translation at different exchange rates from period to period may impact the amount of reported income from our international operations. Refer to the constant currency discussion within Management’s Discussion and Analysis in the Item 7 for a detailed analysis.

Impact of Seasonality

Our business is not subject to substantial seasonal variations in demand. However, the timing of Easter may cause a quarterly variation in the third and fourth quarters. Historically, our revenue and net earnings have generally been realized evenly throughout the fiscal year. The service and retail product revenues associated with our company-owned salons, as well as our franchise revenues, are of a replenishment nature. We estimate that customer visitation patterns are generally consistent throughout the year.

Product diversion could have a material adverse impact on our product revenues.

The retail products that we sell are meant to be sold exclusively by professional salons. However, incidents of product diversion occur. Diversion involves the selling of salon exclusive hair care products to discount retailers, and the diverted product is often old, tainted or damaged. Diversion could result in adverse publicity that harms the commercial prospects of our products, as well as lower product revenues should consumers choose to purchase diverted product from discount retailers rather than purchasing from one of our salons.

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

A number of our beauty schools’ students pay tuition and other fees with funds received through student assistance financial aid programs under Title IV of The Higher Education Act (HEA). To participate in such programs, an institution must obtain and maintain authorization by the appropriate state agencies, accreditation by an accrediting agency recognized by the ED, and certification by the ED. As a result, our beauty schools are subject to extensive regulation by these agencies. These regulatory agencies periodically revise their requirements and modify their interpretations of existing requirements. If one or more of our beauty schools were to violate any of these regulatory requirements, the regulatory agencies could place limitations on or terminate such beauty schools’ receipt of federal student financial aid funds, which could have a material adverse effect on our beauty school business, results of operations or financial condition.

Item 1B.                  Unresolved Staff Comments

None.

Item 2.                          Properties

The Company’s corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota owned by the Company. On May 2, 2005, the Company entered into a ten year operating lease agreement for a 102,448 square foot building, also located in Edina. The Company began to expand into this fourth building during the latter half of fiscal year 2006. This new lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years. The Company also operates small offices in Toronto, Canada, Coventry and London, England, Paris, France and Boca Raton, Florida. These offices are occupied under long-term leases.

The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 250,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility was originally leased, but was purchased by the Company during the fourth quarter of fiscal year 2003. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company’s option, for one or more additional five year periods. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company’s domestic locations.

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

None of the Company’s salon leases is individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 6 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.                          Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. In June, 2006, without admitting any liability, the Company settled the collective action lawsuit in which violations of the Fair Labor Standards Act (FLSA) were alleged.

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

The accompanying table sets forth the high and low closing bid quotations for each quarter during the previous two fiscal years as reported by the New York Stock Exchange (under the symbol “RGS”). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 24, 2006, Regis shares were owned by approximately 20,500 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $34.63 per share on August 24, 2006.

	2006		2005
Fiscal Quarter	High	Low	High	Low
1st Quarter	$42.30	$37.30	$43.86	$38.51
2nd Quarter	40.67	35.64	46.68	40.75
3rd Quarter	42.59	33.49	45.82	39.39
4th Quarter	36.26	33.38	42.15	34.27

The Company paid quarterly dividends of $0.04 per share in fiscal years 2006 and 2005. The Company expects to continue paying regular quarterly dividends for the foreseeable future.

(c)           Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of the Company’s stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. As of June 30, 2006, 2005, and 2004, a total accumulated 3.0, 2.4, and 1.8 million shares have been repurchased for $96.8, $76.5 and $53.4 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date.

Repurchases of the Company’s common stock during the quarter ended June 30, 2006 were primarily part of this repurchase program. In addition, 9,480 shares of restricted stock were withheld during May 2006 to pay taxes due upon the vesting of that restricted stock. These shares are included within the total number of shares purchased and the average price paid per share in the table below, which shows the monthly, fourth quarter fiscal year 2006 stock repurchase activity:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)
4/1/06 - 4/30/06	—	—	—	$123,473
5/1/06 - 5/31/06	535,564	$34.73	526,084	105,205
6/1/06 - 6/30/06	59,300	33.93	59,300	103,193
Total	594,864	$34.65	585,384	$103,193

Item 6.                          Selected Financial Data

The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Item 8.

	2006	2005	2004	2003	2002
Revenues(a)	$2,430,864	$2,194,294	$1,923,143	$1,684,530	$1,454,191
Operating income(b)(c)	204,491	137,890	178,748	157,113	131,919
Net income(b)(c)(d)	109,578	64,631	104,218	85,555	70,855
Net income per diluted share	2.36	1.39	2.26	1.89	1.60
Total assets	1,982,064	1,725,976	1,271,859	1,112,955	957,190
Long-term debt, including current portion	622,269	568,776	301,143	301,757	299,016
Dividends declared	$0.16	$0.16	$0.14	$0.12	$0.12

(a)          Revenues from salons, schools or hair restorations centers acquired each year were $165.7, $181.2, $122.3, $152.9 and $46.8 million during fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

(b)          The following significant items affected both operating and net income:

•       An impairment charge of $4.3 million ($2.8 million net of tax) related to a cost method investment was recorded in fiscal year 2006. An impairment charge of $38.3 million ($38.3 million net of tax) related to goodwill associated with the Company’s European business was recorded in fiscal year 2005.

•       A net settlement gain of $33.7 million ($21.7 million net of tax) was recognized during fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated Merger Agreement for Sally Beauty Company. The termination fee gain is net of direct transaction related expenses associated with terminated Merger Agreement.

•       Charges of $8.4 ($5.4 net of tax), $3.6 ($2.4 net of tax), $3.2 ($2.0 net of tax), $3.1 ($2.0 net of tax), and $1.3 ($0.8 net of tax) million related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2006, 2005, 2004, 2003 and 2002, respectively.

•       A $6.5 million ($4.2 million net of tax) charge associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business was recorded in fiscal 2006.

•       Fiscal year 2006 includes a $2.8 million ($1.8 million net of tax) charge related to the settlement of a wage and hour lawsuit under the Fair Labor Standards Act (FLSA). Fiscal year 2003 includes a $3.2 million ($2.0 net of tax) charge related to the settlement of an Equal Employment Opportunity Commission (EEOC).

c)                Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), as amended, using the prospective transition method. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $4.9, $1.2 and $0.2 million ($4.1, $0.8 and $0.1 million after tax) during fiscal years 2006, 2005 and 2004, respectively. Prior to the adoptions of these Statements, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

d)               An income tax benefit related to the implementation of certain tax strategies increased reported net income by approximately $1.8 million in fiscal year 2002. The majority of the nonrecurring benefit was realized through the amendment of previous tax filings.

Item 7.                          Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in 5 sections:

•       Management’s Overview

•       Critical Accounting Policies

•       Overview of Fiscal Year 2006 Results

•       Results of Operations

•       Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of June 30, 2006, our worldwide operations included 11,333 system wide North American and international salons, 90 hair restoration centers and 54 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,293 salons, including 2,187 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,040 salons, including 1,587 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. In December 2004, we purchased Hair Club for Men and Women. This enterprise includes 90 North American locations, including 42 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 50 locations in the United States and four locations in the United Kingdom. During fiscal year 2006, we had approximately 59,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of eight to 12 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, student enrollment, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of eight to 12 percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-double-digit growth rate. We anticipate expanding our presence in both North America and Europe. Additionally, we desire to enter the Asian market within the next five years.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2007, although we have tempered our outlook for constructed salons to between 350 to 400 units, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add between 800 to 1,000 net locations each year through a combination of organic, acquisition and franchise growth.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2007 consolidated same-store sales increase to be one to two percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2006, we acquired 7,344 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

Hair Restoration Business

In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is a provider of hair loss solutions with an estimated five percent share of the $4 billion domestic market. This industry is comprised of numerous locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon, nor dilutive to, our existing salon and school businesses.

Our organic growth plans for hair restoration include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for our customers, hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers. Our growth expectations for our hair restoration business are not dependent on referral business from, or cross marketing with, our hair salon business, but these concepts will be evaluated closely for additional growth opportunities.

Beauty School Business

The beauty school business often participates in governmental programs designed to encourage education. We believe there is an opportunity to place graduates in our various salon concepts which may provide us with another competitive advantage. Similar to the salon and hair loss industries, the beauty school industry is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Capitalizing on these opportunities would allow us to add incremental revenue without cannibalizing our existing salon or hair restoration center businesses. During fiscal year 2007, we expect to moderate our acquisitions activity. However, in the long-term the Company will continue to evaluate acquisition targets.

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

Goodwill

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We consider our various concepts to be reporting units when testing for goodwill impairment because that is where we believe goodwill resides. Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Our impairment review process is based on a discounted future cash flow approach that uses estimates of revenues for the reporting units, driven by assumed organic growth rates, estimated future gross margin and expense rates, as well as acquisition integration and maturation, and appropriate discount and tax rates. These estimates are consistent with the plans and estimates that are used to manage the underlying businesses. Charges for impairment of goodwill for a reporting unit may be incurred if the reporting unit fails to achieve its assumed revenue growth rates or assumed gross margin, or if interest rates increase significantly. Consistent with prior years, during the third quarter of fiscal year 2006, goodwill was tested for impairment in this manner. The net book value of our European business approximated its fair value because we recorded a partial impairment during fiscal year 2005, as described below. In addition, the net book value of our beauty schools approximates fair value since a significant number of those schools were acquired during the past 24 months. The fair value of the North American salons and hair restoration centers exceeded their carrying amounts. No impairment charges were recorded during fiscal year 2006.

During the quarter ending March 31, 2005 (our fiscal year 2005), we reduced our expectations for the European business based on recent growth trends. Based on the results of our third quarter fiscal year 2005 goodwill impairment testing, which factored in these revised growth trend expectations, we wrote down the carrying value of the European business to reflect its estimated fair value. As a result, we recorded a pre-tax, non-cash charge of $38.3 million during fiscal year 2005. Two of the most significant assumptions underlying the determination of fair value of goodwill for our European business are discount and tax rates. In connection with the measurement we performed during fiscal year 2005, a 100 basis point increase in the discount rate we used would have resulted in an impairment charge of approximately $42.1 million instead of $38.3 million, while a 100 basis point decrease in the discount rate would have resulted in an impairment charge of approximately $34.5 million. Additionally, a five percent increase in the tax rate would have resulted in an impairment charge of approximately $40.3 million instead of $38.3 million, while a five percent decrease in the tax rate would have resulted in an impairment charge of approximately $37.3 million.

Long-Lived Assets, Excluding Goodwill

We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis is performed on a salon by salon basis. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total estimated future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis. During fiscal years 2006, 2005 and 2004, $8.4, $3.6 and $3.2 million of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations.

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

Purchase Price Allocation

We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2006, 2005 and 2004 acquisitions totaled $17.3, $136.2 and $15.0 million, respectively. The residual goodwill generated by fiscal year 2006, 2005 and 2004 acquisitions totaled $127.3, $219.7 and $79.5 million, respectively.

Revenue Recognition

Company-owned salon revenues, certain beauty school revenues and certain hair restoration center revenues that do not require us to perform any future services or deliver any future products are recorded at the time of sale. This accounting treatment results in revenue recognition at the time that services are provided or products are delivered and the customer’s payment is received. There are minimal accounting judgments and uncertainties affecting the application of this policy. Based on historical results, refunds to the customer represent less than one percent of total company-owned revenues. The vast majority of returns and refunds occur within a matter of days of the original sales transaction.

The majority of beauty school tuition payments are originally recorded as deferred revenues. The earnings process is culminated once we perform under the terms of the contract (i.e., instruct a class). Therefore, revenue is recognized proportionally based on actual or scheduled class hours. Based on this practice, little judgment is exercised related to recognizing beauty school tuition revenues. However, we must estimate our expected exposure to refunds and uncollectible accounts, which are recorded as a reduction to tuition revenues or charged to expense based on estimated amounts at the time of sale and at the time of occurrence of these events. A significant variance between expected and actual refunds could have a material impact on revenues disclosed in the Consolidated Financial Statements.

Payments for services performed under customer contracts covering a specified time span in the hair restoration centers are originally recorded as deferred revenues. The earnings process is culminated, and revenue is recognized, once we perform under the terms of the contract. Our policy is to recognize revenue on a straight-line basis over the course of a customer’s contract period, which could vary slightly from the actual timing of services performed under the contract.

Cost of Product Used and Sold

Product costs are determined by applying estimated gross profit margins to service and product revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least twice a year and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions. During fiscal year 2006, we performed physical inventory counts beginning in September, February and May, and adjusted our estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on our gross margin.

Self-insurance Accruals

We use a combination of third party insurance and self-insurance for a number of risks including workers’ compensation, health insurance and general liability claims. The liability reflected on our Consolidated Balance Sheet represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors prepared by independent third party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. During fiscal year 2006, 2005 and 2004, our insurance costs were $37.6, $37.1 and $31.5 million, respectively.

Stock-based Compensation Expense

Compensation expense for stock-based compensation is estimated on the grant date using the lattice (binomial) option-pricing model. During fiscal years 2006, 2005 and 2004, stock-based compensation expense totaled $4.9, $1.2 and $0.2 million, respectively. Our specific weighted average assumptions for the risk free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 1 to the Consolidated Financial Statements. Additionally, under SFAS No. 123R, we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

Contingencies

We are involved in various lawsuits and claims that arise from time to time in the ordinary course of our business. Accruals are recorded for such contingencies based on our assessment that the occurrence is probable, and where determinable, an estimate of the liability amount. Management considers many factors in making these assessments including past history and the specifics of each case. However, litigation is inherently unpredictable and excessive verdicts do occur, which could have a material impact on our Consolidated Financial Statements. During fiscal year 2006, we incurred a charge of $2.8 million related to the settlement of a wage and hour lawsuit under the FLSA.

Income Taxes

In determining income for financial statement purposes, management must make certain estimates and judgments. Certain of these estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets, which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

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

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2003 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2002. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

OVERVIEW OF FISCAL YEAR 2006 RESULTS

The following summarizes key aspects of our fiscal year 2006 results:

•       Revenues increased 10.8 percent to $2.4 billion and consolidated same-store sales increased 0.4 percent during fiscal year 2006. Same-store sales were negatively impacted by the long hair cycle, as customers tend to cut their hair less often than when they have a short or “shaped” look.

•       Earnings per share increased to $2.36 per diluted share, up from $1.39 per diluted share in fiscal year 2005.

•       On April 5, 2006, our Board of Directors announced the termination of the Merger Agreement, dated January 10, 2006, whereby one of our subsidiaries was to merge with the Sally Beauty Company business unit of Alberto-Culver Company. The Merger Agreement was terminated following Alberto-Culver’s announcement that the Alberto-Culver Board of Directors had withdrawn its recommendation to the stockholders of Alberto-Culver that they approve the transactions contemplated by the Merger Agreement. As a result of the terminated merger, fiscal year 2006 earnings included a $33.7 million ($21.7 million net of tax) net gain representing the receipt of a $50.0 million termination fee, net of acquisition related expenses incurred prior to the acquisition.

•       We recognized $8.4 million ($5.4 million net of tax) of impairment charges, primarily related to impaired long-lived salon assets associated with underperforming salons.

•       We recorded a $4.3 million ($2.8 million net of tax) impairment loss related to an investment that we had recorded under the cost method.

•       An aggregate $6.5 million ($4.2 million net of tax) of expense was recognized during the fourth quarter stemming from our decision to close 64 underperforming company-owned salon locations and refocus efforts on improving the sales and operations of nearby salons. The salon closures resulted in $4.1 million, or $2.7 million tax-effected, in lease termination fees (recorded within rent expense in the Consolidated Statement of Operations), as well as $2.4 million, or $1.5 million tax-effected, in losses on the disposal of the salons’ property and equipment (recorded within depreciation and amortization in the Consolidated Statement of Operations).

•       Included in the fourth quarter general and administrative expenses within the Consolidated Statement of Operations is $2.8 million ($1.8 million net of tax) related to the settlement of a Fair Labor Standards Act (FLSA) lawsuit over wage and hour disputes.

•       Total debt at the end of the fiscal year 2006 was $622.3 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity, improved 130 basis points to 41.7 percent as compared to the prior fiscal year.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

	For the Years Ended June 30,
	2006	2005	2004
Service revenues	67.2%	66.8%	66.1%
Product revenues	29.6	29.6	30.1
Franchise royalties and fees	3.2	3.6	3.8
Operating expenses:
Cost of service(1)	56.8	57.0	56.5
Cost of product(2)	51.6	51.8	52.5
Site operating expenses	8.2	8.3	8.5
General and administrative	12.1	11.9	11.2
Rent	14.4	14.2	14.0
Depreciation and amortization	4.8	4.2	3.9
Goodwill impairment	0.0	1.7	0.0
Terminated acquisition income, net	(1.4)	0.0	0.0
Operating income	8.4	6.3	9.3
Income before income taxes	7.0	5.3	8.5
Net income	4.5	2.9	5.4

(1)          Computed as a percent of service revenues and excludes depreciation expense.

(2)          Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, beauty schools revenues, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues increased 10.8 percent to a record $2.4 billion during fiscal year 2006 and 14.1 percent to $2.2 billion during fiscal year 2005. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
North American salons:
Regis	$481,760	$475,736	$476,107
MasterCuts	174,674	172,792	173,415
Trade Secret(1)	262,862	252,934	242,604
SmartStyle	413,907	351,741	294,564
Strip Center(1)	703,345	621,008	518,856
Total North American Salons	2,036,548	1,874,211	1,705,546
International salons(1)	220,662	226,784	202,454
Beauty schools	63,952	33,911	15,143
Hair restoration centers(1)	109,702	59,388	—
Consolidated revenues	$2,430,864	$2,194,294	$1,923,143
Percent change from prior year	10.8%	14.1%	14.2%
Salon same-store sales increase(2)	0.4%	0.9%	2.6%

(1)          Includes aggregate franchise royalties and fees of $77.9, $79.5 and $73.6 million in fiscal years 2006, 2005 and 2004, respectively. North American salon franchise royalties and fees represented 50.4, 50.6 and 56.2 percent of total franchise revenues in fiscal years 2006, 2005 and 2004, respectively.

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

The 10.8 and 14.1 percent increases in consolidated revenues during fiscal year 2006 and 2005, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
Factor	2006	2005
Acquisitions (previous twelve months)	7.5%	9.4%
Organic growth	4.0	4.3
Foreign currency	(0.1)	1.1
Franchise revenues	(0.1)	—
Closed salons	(0.5)	(0.7)
	10.8%	14.1%

We acquired 290 and 444 company-owned salons during the fiscal years ended June 30, 2006 and 2005, respectively, including 142 franchise buybacks during fiscal year 2006 and 139 during fiscal year 2005. Additionally, we acquired 30 and 13 beauty schools in fiscal year 2006 and 2005, respectively, as well as eight (seven of which were franchise buybacks) and 42 company-owned hair restoration centers in fiscal year 2006 and 2005, respectively. The organic growth stemmed primarily from the construction of 531 and 525 company-owned salons during the twelve months ended June 30, 2006 and 2005, respectively, as well as consolidated same-store sales increases. During fiscal year 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the prior fiscal year’s exchange rates, partially offset by the continued weakening of the United States dollar against the Canadian dollar. During fiscal year 2005, the foreign currency impact was driven by the weakening of the United States dollar against the British pound, Euro and Canadian dollar as compared to the prior periods’ exchange rates. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues.   Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. Total service revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2006	$1,634,028	$167,692	11.4%
2005	1,466,336	195,104	15.3
2004	1,271,232	153,670	13.8

The growth in service revenues in fiscal year 2006 and 2005 were driven primarily by acquisitions (including the acquisition of the hair restoration centers at the end of the second quarter of fiscal year 2005) and organic growth in our salons (new salon construction and same-store sales growth). During fiscal year 2004 and continuing into fiscal years 2005 and 2006, same-store service sales in our salons continued to be modest due to a slight lengthening of customer visitation patterns stemming from a fashion trend towards longer hairstyles.

Product Revenues.   Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers, and sales of product and equipment to franchisees. Total product revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2006	$718,942	$70,522	10.9%
2005	648,420	70,141	12.1
2004	578,279	78,993	15.8

The growth in fiscal year 2006 product revenues was primarily due to acquisitions. Fiscal year 2006 and 2005 product revenue percentage increases were not as robust as the prior fiscal years primarily due to lower same-store product sales increases in our company-owned salons; same-store product sales increased 0.1 percent in fiscal year 2006 and were flat in fiscal year 2005. The large increase in same-store product sales during fiscal year 2004 was primarily driven by a trend towards sales of higher priced beauty tools, such as flat irons and the introduction of the Matrix product line to Trade Secret salons.

Franchise Royalties and Fees.   Total franchise revenues, which include royalties and franchise fees, were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2006	$77,894	$(1,644)	(2.1)%
2005	79,538	5,906	8.0
2004	73,632	5,950	8.8

Total franchise locations open at June 30, 2006 and 2005 were 3,816 (including 42 franchise hair restoration centers) and 3,951 (including 49 franchise hair restoration centers), respectively. The decreased number of franchise locations during fiscal year 2006 was primarily due to franchise buybacks, and strip center and international franchise salon closures. During fiscal year 2005, the number of franchise locations grew modestly, as new salon construction and the acquisition of the hair restoration centers were largely offset by franchise buybacks and closures. We purchased 142 and 139 of our franchise salons during the twelve months ended June 30, 2006 and 2005, respectively. Additionally, we purchased seven of our franchise hair restoration centers during fiscal year 2006. A total of 229 and 168 franchise salons were closed during the twelve months ended June 30, 2006 and 2005, respectively.

The decrease in consolidated franchise revenues during fiscal year 2006 was primarily due to unfavorable foreign currency exchange rate fluctuations. Exclusive of foreign currency fluctuations, consolidated franchise revenues decreased 0.6 percent over the prior fiscal year, stemming from our purchase of 142 franchise salons and seven franchise hair restoration centers during fiscal year 2006.

Favorable foreign currency exchange rate fluctuations caused 3.3 percent of the 8.0 percent increase in consolidated franchise revenues during the year ended June 30, 2005. Exclusive of the effect of this favorable currency fluctuation, consolidated franchise revenues increased 4.7 percent in the year ended June 30, 2005. The fiscal year 2005 increase was primarily due to the acquisition of 49 franchise hair restoration centers, as well as opening more new international franchise salons during fiscal year 2005 as compared to the prior fiscal year.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

		Margin as % of
	Total	Service and Product	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$1,053,437	44.8%	$110,766	11.8%	20
2005	942,671	44.6	115,168	13.9	(10)
2004	827,503	44.7	97,939	13.4	(40)

(1)          Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

Service Margin (Excluding Depreciation).   Service margin was as follows:

	Service	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$705,513	43.2%	$75,626	12.0%	20
2005	629,887	43.0	77,179	14.0	(50)
2004	552,708	43.5	65,091	13.3	(10)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in service margins during fiscal year 2006 was primarily due to improved payroll and payroll-related costs. The basis point decrease in service margins during the year ended June 30, 2005 was primarily related to increased payroll taxes and an increased cost of goods used in services during fiscal year 2005.

Product Margin (Excluding Depreciation).   Product margin was as follows:

	Product	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$347,924	48.4%	$35,140	11.2%	20
2005	312,784	48.2	37,989	13.8	70
2004	274,795	47.5	32,848	13.6	(100)

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding period of the prior fiscal year.

The improvement in product margins during fiscal year 2006 was primarily related to including product sales from the hair restoration centers, which have higher product margins than sales of retail products in salons, for the full year as compared to seven months (since the date of acquisition) during the prior fiscal year. This benefit was partially offset by reduced sales margins realized on several vendor product lines repackaged during the fiscal year. The improvement in product margins for the year ended June 30, 2005 was due to the impact of including product sales in the hair restoration centers in our operations for approximately half of the year (the acquisition closed in December 2004), which have higher product margins than our salon business. This favorable impact was softened by an upward adjustment to the usage percentage to reflect current trends towards the sale of lower margin products and an increase to our slow-moving product reserve in response to changing product lines.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

		Expense as %
	Site	of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$199,602	8.2%	$16,546	9.0%	(10)
2005	183,056	8.3	19,691	12.1	(20)
2004	163,365	8.5	21,192	14.9	10

(1)          Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

The fiscal year 2006 improvement in site operating expenses as a percent of revenues was primarily due to reduced workers’ compensation insurance-related costs stemming from decreased claims activity. The basis point improvement in site operating expenses during the year ended June 30, 2005 was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of total revenue.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. G&A expenses were as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$294,092	12.1%	$33,885	13.0%	20
2005	260,207	11.9	45,597	21.2	70
2004	214,610	11.2	19,047	9.7	(40)

(1)          Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

As a percent of revenues, G&A expenses were slightly higher as compared to the prior fiscal year primarily due to $2.8 million related to the settlement of a Fair Labor Standards Act (FLSA) lawsuit over wage and hour disputes. Excluding the ten basis point impact of this settlement, G&A expenses were relatively consistent as a percent of revenues compared to the prior fiscal year.

The increase in G&A expenses as a percent of total revenues during fiscal year 2005 was primarily due to the addition of the hair restoration centers, which have slightly higher G&A costs as a percent of total revenues due to the marketing-intensive nature of that business, as well as increased professional fees related to the June 30, 2005 Sarbanes-Oxley 404 compliance effort and legal fees stemming from a lawsuit related to the FLSA. Additionally, we identified an issue relating to the potential taxability of certain benefits provided to our employees during the fourth quarter of fiscal year 2005. We established an accrual during our fourth fiscal quarter to address this matter and remain in the process of resolving this issue.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

		Expense as %
		of Total	Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$350,926	14.4%	$39,942	12.8%	20
2005	310,984	14.2	41,555	15.4	20
2004	269,429	14.0	33,781	14.3	—

(1)          Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

During fiscal year 2006, $4.1 million in lease termination costs were recognized through rent expense. These costs resulted from our decision to close 64 company-owned salon locations and refocus efforts on improving the sales and operations of nearby salons. Additionally, the increase in this fixed-cost expense as a percent of total revenues was due to salon rent increasing at a faster rate than salon same-store sales during both fiscal year 2006 and 2005.

Depreciation and Amortization

Depreciation and amortization expense (D&A) was as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended June 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$115,903	4.8%	$24,150	26.3%	60
2005	91,753	4.2	16,770	22.4	30
2004	74,983	3.9	8,234	12.3	(10)

(1)          Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

The fiscal year 2006 basis point increase in depreciation and amortization was primarily due to increased salon impairment charges during fiscal year 2006 stemming from lower same-store sales volumes during recent fiscal years. Impairment charges of $7.4 and $1.0 million were recognized for the North American and International operations, respectively, during fiscal year 2006. Additionally, $2.4 million in losses on disposal of property and equipment was recognized related to the fourth quarter closure of 64 salons. We decided to close these company-owned salon locations in order to refocus efforts on improving the sales and operations of nearby salons. The fiscal year 2005 basis point increase was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during the second quarter of fiscal year 2005.

Interest

Interest expense was as follows:

		Expense as %
		of Total	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$34,989	1.4%	$10,604	43.5%	30
2005	24,385	1.1	7,321	42.9	20
2004	17,064	0.9	(4,330)	(20.2)	(40)

(1)          Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding period of the prior fiscal year.

The increase in interest expense during the years ended June 30, 2006 and 2005 was primarily due to an increase in our debt level stemming from fiscal year 2006 and 2005 acquisition activity, including additional beauty schools and the fiscal year 2005 acquisition of the hair restoration centers. Additionally, increased borrowing rates contributed to the fiscal year 2006 increase in interest expense as a percent of total revenues.

Income Taxes

Our reported effective tax rate was as follows:

	Effective	Basis Point (Increase)
Years Ended June 30,	Rate	Improvement
2006	35.6%	890
2005	44.5	(850)
2004	36.0	140

The improvement in the overall effective tax rate during fiscal year 2006 was related to the prior year goodwill impairment charge in the international salon segment, which was non-deductible for tax purposes. The goodwill impairment caused an 11.0 percent increase in the fiscal year 2005 tax rate. Excluding the impact of the goodwill impairment, the increase in the fiscal year 2006 tax rate over the prior year was primarily due to the elimination of the Work Opportunity Credits, which expired on December 31, 2005. During fiscal year 2005, excluding the impact of the goodwill impairment, the improvement in the effective tax rate over fiscal year 2004 was primarily due to the successful settlement of our federal audit and the retroactive reinstatement of the Work Opportunity Credit during fiscal year 2005 (see Note 8 to the Consolidated Financial Statements).

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. In the year ended June 30, 2006, foreign currency translation had a negative impact on total consolidated revenues due to the weakening of the British pound and Euro against the United States dollar, partially offset by the continuing strengthening of the Canadian dollar. During fiscal year 2005, foreign currency translation had a positive impact on total consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
	Impact on Revenues		Impact on Income Before Income Taxes
Currency	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005
	(Dollars in thousands)
Canadian dollar	$7,274	$6,032	$1,060	$785
British pound	(6,753)	10,511	(341)	892
Euro	(2,472)	3,722	(292)	(1,787)
Total	$(1,951)	$20,265	$427	$(110)

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, International salons, beauty schools and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.   Total North American salon revenues were as follows:

		Increase Over Prior Fiscal Year		Same-Store
Years Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
	(Dollars in thousands)
2006	$2,036,548	$162,337	8.7%	0.7%
2005	1,874,211	168,665	9.9	0.8
2004	1,705,546	194,727	12.9	2.2

The percentage increases during the years ended June 30, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
	2006	2005
Acquisitions (previous twelve months)	4.4%	5.9%
Organic growth	4.4	4.1
Foreign currency	0.4	0.4
Franchise revenues	(0.1)	(0.1)
Closed salons	(0.4)	(0.4)
	8.7%	9.9%

We acquired 278 and 425 company-owned North American salons during the twelve months ended June 30, 2006 and 2005, respectively, including 140 and 139 franchise buybacks. The organic growth stemmed primarily from the construction of 498 and 503 company-owned salons in North America during the twelve months ended June 30, 2006 and 2005, respectively. The foreign currency impact during the years ended June 30, 2006 and 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income.   Operating income for the North American salons was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$256,561	12.6%	$8,481	3.4%	(60)
2005	248,080	13.2	(1,330)	(0.5)	(140)
2004	249,410	14.6	20,935	9.2	(50)

(1)          Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

The decrease in North American salon operating income as a percentage of North American salon revenues during fiscal year 2006 was primarily due to reduced retail product margins, largely the result of increased costs associated with the repackaging efforts by suppliers of several top retail product lines. Additionally, rent and depreciation and amortization expenses increased as a percent of North American salon revenues due to lease termination costs and losses on the disposal of property and equipment stemming from salon closures. During the fourth quarter, we decided to close 64 company-owned salon locations prior to the lease end date in order to refocus efforts on improving the sales and operations of nearby salons. Increased salon impairment charges during fiscal year 2006, and lower same-store sales volumes during recent fiscal years, also contributed to the increase in depreciation and amortization during fiscal year 2006.

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

International Salons

International Salon Revenues.   Total international salon revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same-Store Sales (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2006	$220,662	$(6,122)	(2.7)%	(3.0)%
2005	226,784	24,330	12.0	2.3
2004	202,454	33,028	19.5	4.9

The percentage increases during the years ended June 30, 2006 and 2005 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
	2006	2005
Acquisitions (previous twelve months)	1.8%	1.7%
Organic growth	2.0	6.1
Foreign currency	(3.9)	6.7
Franchise revenues	(0.5)	0.8
Closed salons	(2.1)	(3.3)
	(2.7)%	12.0%

We acquired 12 (including two franchise buybacks) and 19 company-owned international salons during the twelve months ended June 30, 2006 and 2005, respectively. The organic growth stemmed from the construction of 33 and 22 company-owned international salons during the twelve months ended June 30, 2006 and 2005, respectively. Same-store sales decreased 3.0 percent in the international salons during fiscal year 2006, and increased at a slower pace during fiscal year 2005 (2.3 percent as compared to 4.9 percent during fiscal year 2004), primarily due to slower growth of the European economy over the past two years. The foreign currency impact during fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates, as opposed to the weakening of the United States dollar against the British pound and the Euro during fiscal year 2005. The decrease in franchise revenues was primarily due to closing 116 franchise salons during fiscal year 2006.

International Salon Operating Income (Loss).   Operating income (loss) for the international salons was as follows:

	Operating	Operating Income (Loss) as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income (Loss)	% of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$13,562	6.1%	$31,695	174.8%	1,410
2005	(18,133)	(8.0)	(40,612)	(180.7)	(1,910)
2004	22,479	11.1	785	3.6	(170)

(1)          Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding period of the prior fiscal year.

The increase in International salon operating income during fiscal year 2006 was primarily due to the goodwill impairment charge of $38.3 million recorded during the third quarter of fiscal year 2005, offset by a $1.0 million charge related to the impairment of certain salons’ property and equipment which contributed to an increase in depreciation and amortization expense. Exclusive of the prior year goodwill impairment charge, operating income decreased 280 basis points as a percentage of total International salon revenues. This decrease was primarily due to the impact of certain fixed cost categories, such as rent and depreciation expense, measured as a percentage of lower same-store sales, as well as the $1.0 million of property and equipment impairment charges.

The decrease in international salon operating income during the year ended June 30, 2005 was due to the goodwill impairment charge discussed in the preceding paragraph. The primary factor that led to the impairment charge was slower than expected growth of the European economy. Exclusive of the goodwill impairment charge, international salon operating income decreased as a percent of international revenues compared to the prior fiscal year primarily due to higher payroll costs (including severance payments related to the franchise operations in France), as well as the fixed cost components of G&A increasing at a faster rate than the same-store sales in the international salons.

Beauty Schools

Beauty School Revenues.   Total beauty schools revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2006	$63,952	$30,041	88.6%
2005	33,911	18,768	123.9
2004	15,143	10,858	253.4

The percentage increases during the years ended June 30, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended June 30,
	2006	2005
Acquisitions (previous twelve months)	89.3%	114.2%
Organic growth	0.5	5.8
Foreign currency	(1.2)	3.9
	88.6%	123.9%

We acquired 30 and 13 beauty schools during the twelve months ended June 30, 2006 and 2005, respectively. The foreign currency impact during the year ended June 30, 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the prior period’s exchange rate, as opposed to the weakening of the United States dollar against the British pound during fiscal year 2005.

Beauty School Operating Income.   Operating income for our beauty schools was as follows:

	Operating	Operating Income as	(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$6,766	10.6%	$(700)	(9.4)%	(1,140)
2005	7,466	22.0	2,251	43.2	(1,240)
2004	5,215	34.4	4,187	407.3	1,040

(1)          Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding period of the prior fiscal year.

We first began operating beauty schools during December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We have since expanded by acquiring 30, 13 and six beauty schools during fiscal years 2006, 2005 and 2004, respectively. Therefore, the year over year fluctuations in beauty school operating income stem partially from our integration of the new beauty schools and changes in the mix of beauty schools due to these acquisitions. During fiscal year 2006, a reduced level of enrollments and an increase in dropped students had an unfavorable impact on operating income. Additionally, an increase to the bad debt reserve for uncollectible tuition related to inactive students and an increase in marketing expenses incurred to help bolster late summer and early fall enrollment impacted fiscal year 2006 operating income.

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

Hair Restoration Center Revenues.   Total hair restoration center revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2006	$109,702	$50,314	84.7%
2005(1)	59,388	N/A	N/A

(1)          We did not own or operate any hair restoration centers until December 2004.

The percentage increase during the year ended June 30, 2006 was due to the following factors:

Percentage Increase (Decrease) in Revenues
For the Periods Ended June 30,
2006
Acquisitions (previous twelve months)	81.4%
Organic growth	3.8
Franchise revenues	(0.5)
84.7%

We acquired eight company-owned hair restoration centers (including seven franchise buybacks) and constructed one new hair restoration center during fiscal year 2006. During December of fiscal year 2005, we acquired 42 company-owned and 49 franchise hair restoration centers in conjunction with the initial acquisition of Hair Club for Men and Women.

Hair Restoration Center Operating Income.   Operating income for our hair restoration centers was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2006	$21,573	19.7%	$9,309	75.9%	(100)
2005(2)	12,264	20.7	N/A	N/A	N/A

(1)          Represents the basis point change in hair restoration center operating income as a percent of total hair restoration center revenues as compared to the corresponding period of the prior fiscal year.

(2)          We did not own or operate any hair restoration centers until December 2004.

During fiscal year 2006, we wrote off approximately $0.5 million of software acquired as part of the original Hair Club acquisition, as it was determined that the software will no longer be used. The remaining 50 basis point fluctuation in hair restoration center operating income as a percent of hair restoration center revenues was primarily due to our integration of the recently acquired centers.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, was as follows:

	Debt to	Basis Point Improvement
Fiscal Year	Capitalization	(Increase)
2006	41.7%	130
2005	43.0	(1,240)
2004	30.6	450

The improvement in the debt to capitalization ratio during fiscal year 2006 was due to increased equity levels stemming primarily from fiscal year 2006 earnings. The increase in debt during fiscal year 2005 was driven by the $210 million debt-financed acquisition of Hair Club for Men and Women during the second quarter of fiscal year 2005, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and beauty schools and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at June 30, 2006 and 2005 were as follows:

	Total	$ Increase Over	% Increase Over
June 30,	Assets	Prior Year	Prior Year
	(Dollars in thousands)
2006	$1,982,064	$256,088	14.8%
2005	1,725,976	454,117	35.7

Acquisitions and organic growth were the primary drivers of the increase in total assets during fiscal year 2006. Acquisitions were primarily funded by a combination of operating cash flows, debt and the assumption of acquired liabilities.

Total shareholders’ equity at June 30, 2006 and 2005 was as follows:

	Shareholders’	$ Increase Over	% Increase Over
June 30,	Equity	Prior Year	Prior Year
	(Dollars in thousands)
2006	$871,407	$116,695	15.5%
2005	754,712	72,692	10.7

During fiscal year 2006 and 2005, equity increased as a result of net income, additional paid-in capital recorded in connection with the exercise of stock options, and increased accumulated other comprehensive income due to foreign currency translation adjustments stemming from the strengthening of foreign currencies that underlie our investments in those markets, partially offset by share repurchases under our stock repurchase program. Additionally, the fiscal year 2005 increase in equity was also partially due to stock issued for business acquisitions.

Cash Flows

Operating Activities

Cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Net income	$109,578	$64,631	$104,218
Depreciation and amortization	107,470	88,150	72,380
Accounts payable and accrued expenses	43,664	40,714	4,470
Asset and goodwill impairments	12,740	41,922	3,167
Deferred income taxes	7,409	(9,257)	15,340
Inventories	(6,068)	(17,974)	(462)
Stock-based compensation	4,905	1,222	198
Excess tax benefits from stock-based compensation plans	(4,556)	—	—
Other	6,543	6,323	6,353
	$281,685	$215,731	$205,664

During fiscal year 2006, depreciation and amortization increased primarily due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 and the amortization of intangibles acquired in conjunction with recent beauty school acquisitions. Also, losses on the disposal of property and equipment (which is included in depreciation and amortization) from salons which were closed during the fourth quarter contributed to the increase. Accrued expenses increased primarily due to an increase in deferred tuition stemming from the acquisition of 30 new beauty schools during fiscal year 2006 and increased income taxes payable. The asset impairment charge was primarily due to impairment charges for underperforming salons and the impairment of a minority investment in a privately held company. SFAS No. 123R requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash outflow from operating activities and a cash inflow from financing activities in the Consolidated Statement of Cash Flows (shown as Excess tax benefit from stock-based compensation plans). In periods prior to the first quarter of fiscal year 2006, and the Company’s adoption of SFAS No. 123R, the tax benefit realized upon exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.1 and $8.3 million for the years ended June 30, 2005 and 2004, respectively.

During fiscal year 2005, accounts payable and accrued expenses increased primarily due to an increase in inventory, as well as the timing of advertising expenses and income tax payments. Inventories increased due to growth in the number of salons, as well as lower than expected same-store product sales. The asset and goodwill impairment was primarily comprised of a goodwill impairment charge of $38.3 million resulting from a write-off related to the international salon segment. During fiscal year 2004, deferred income taxes increased primarily due to differences in the book and tax treatment of depreciation and amortization methodologies associated with property and equipment and goodwill.

Investing Activities

Net cash used in investing activities was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Salon and school acquisitions	$(141,047)	$(118,915)	$(99,734)
Hair restoration center acquisition	(6,362)	(209,652)	—
Acquisition of equity method investment	(4,442)	—	—
Payment of contingent purchase price	(3,630)	—	—
Asset acquisitions	(155,481)	(328,567)	(99,734)
Capital expenditures for new salon construction	(44,583)	(48,322)	(28,542)
Capital expenditures for remodels or other additions	(41,246)	(34,737)	(36,192)
Capital expenditures for the corporate office (including all technology related expenditures)	(34,085)	(18,038)	(9,342)
Capital expenditures	(119,914)	(101,097)	(74,076)
Disbursement for long-term note receivable	(6,000)	—	—
Proceeds from the sale of assets	730	846	432
	$(280,665)	$(428,818)	$(173,378)

During fiscal year 2006, we entered into a credit agreement with a third party, under which we lent $6.0 million. Refer to Note 3, “Acquisitions and Investments,” of Notes to Consolidated Financial Statements for further details surrounding this arrangement.

Exclusive of franchise buybacks (discussed immediately following the table below), we constructed and acquired the following number of company-owned salons (in each concept), beauty schools and hair restoration centers during fiscal years 2006, 2005 and 2004:

	Years Ended June 30,
	2006		2005		2004
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	38	14	39	13	33	4
MasterCuts	32	—	47	2	34	3
Trade Secret	33	2	56	23	26	12
SmartStyle	215	—	194	—	174	—
Strip Center	180	122	167	248	166	162
International	33	10	22	19	19	18
Beauty schools	2	30	—	13	—	6
Hair restoration centers	1	1	—	42	—	—
	534	179	525	360	452	205

In addition to the acquisitions shown above, we acquired 142, 139 and 206 company-owned salons through franchise buybacks during fiscal years 2006, 2005 and 2004, respectively. Further, we acquired seven company-owned hair restoration centers during fiscal year 2006 through franchise buybacks. During fiscal years 2006, 2005 and 2004, we completed 170, 205 and 169 major remodeling projects, respectively.

Financing Activities

Net cash provided by or used in financing activities resulted from the following:

	Financing Cash Flows For the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Net borrowings (payments) on revolving credit facilities	$56,250	$(22,650)	$6,625
Repurchase of common stock	(20,280)	(23,117)	(22,548)
Net (payments) borrowings of long-term debt	(20,787)	280,625	(12,224)
Proceeds from the issuance of common stock	14,410	17,257	17,347
Dividend payments	(7,256)	(7,149)	(6,166)
Excess tax benefit from stock-based compensation plans	4,556	—	—
Other	1,678	(2,472)	118
	$28,571	$242,494	$(16,848)

The net borrowings on revolving credit facilities during fiscal year 2006 and of long-term debt during fiscal year 2005 were primarily used to fund acquisitions, and are discussed below and in Note 4 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. The excess tax benefit from stock-based employee compensation plans was recorded in accordance with the provisions of SFAS No. 123R, as discussed above in conjunction with Operating Activities.

New Financing Arrangements

Fiscal Year 2006

During fiscal year 2006, we neither entered into new borrowing arrangements, nor were any significant amendments made to existing agreements.

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

On April 7, 2005 we entered into an amendment and restatement of our existing revolving credit facility with a syndicate of eight banks. Among other changes, this amendment and restatement increased the borrowing capacity under the facility from $250.0 million to $350.0 million, extended the facility’s expiration date to April 2010, reduced the spread charged for certain borrowings under the facility, and modified certain financial covenants.

As so amended, the credit agreement includes financial covenants and other customary terms and conditions for credit facilities of this type. The amended and restated revolving credit agreement contains several affirmative and negative covenants. The most restrictive of these is a fixed charge coverage ratio test. Under the terms of the agreement, we may not allow our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) to drop below 1.65 on a rolling four quarter basis. At June 30, 2006, our EBITDAR to fixed charges ratio was 1.73. The maturity date for the facility may be accelerated upon the occurrence of various events of default, including breaches of the credit agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default for a facility of this type. The interest rates under the facility vary and are based on a bank’s reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio determined by a formula tied to our debt and adjusted income.

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

The Master Note Purchase Agreement includes financial covenants and other customary terms and conditions for debt of this type. The most restrictive of these is a fixed charge coverage ratio test, as described above. Under the terms of the Note Purchase Agreement, the company may not allow its ratio of EBITDAR to fixed charges to drop below 1.50 on a rolling four quarter basis. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default for debt of this type.

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

Acquisitions

Acquisitions are discussed throughout Management’s Discussion and Analysis in this Item 7, as well as in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The most significant of these acquisitions relates to the purchase of the hair restoration centers; refer to Note 3 of the Consolidated Financial Statements for related pro forma information. The remainder of the acquisitions, individually and in the aggregate, was not material to our operations. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2006:

	Within	Payments due by period		More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$92,896	$140,286	$85,024	$276,082	$594,288
Capital lease obligations	9,016	14,252	4,713	—	27,981
Interest on long-term debt and capital lease obligations	34,136	53,337	38,258	32,416	158,147
Other long-term liabilities	2,993	5,551	3,639	18,339	30,522
Total on-balance sheet	139,041	213,426	131,634	326,837	810,938
Off-balance sheet(a):
Operating lease obligations	312,618	497,151	293,332	187,451	1,290,552
Other long-term obligations	410	591	43	—	1,044
Total off-balance sheet	313,028	497,742	293,375	187,451	1,291,596
Total	$452,069	$711,168	$425,009	$514,288	$2,102,534

(a)          In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

On-Balance Sheet Obligations

Our long-term obligations are composed primarily of senior term notes and a revolving credit facility. Certain senior term notes are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” At June 30, 2006, approximately $0.1 million of our long-term obligations represents the fair value of the adjustment made to mark the hedged portion of the debt obligation to fair value (a reduction to long-term debt), offset by $1.4 million representing a deferred gain related to the termination of certain interest rate hedge contracts. Interest payments on long-term debt and capital lease obligations were estimated based on our total average interest rate at June 30, 2006 and scheduled contractual repayments.

Other long-term liabilities include a total of $13.7 million related to a salary deferral program, $11.3 million (including $2.6 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees and $5.5 million related to the Executive Profit Sharing Plan (see Note 9).

This table excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations, as defined by SFAS No. 47, Disclosure of Long-Term Obligations. Also excluded from the contractual obligations table are payment estimates associated with employee health and workers’ compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers’ compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $15.3 and $12.9 million at June 30, 2006 and 2005, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. Refer to Note 9 of the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

Operating leases primarily represent long-term obligations for the rental of salon, school and hair restoration center premises, including leases for company-owned locations, as well as future reimbursable salon franchisee lease payments of approximately $148.3 million, which are funded by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

Other long-term obligations represent our guarantees, primarily entered into prior to December 31, 2002, on a limited number of equipment lease agreements between our salon franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $1.0 million at June 30, 2006, terminate at various dates between July 2007 and May 2011. The Company has not experienced and does not expect any material loss to result from these arrangements.

In certain salon franchise area development agreements, a buyback program was included allowing the franchisee to require us to purchase all of their salon assets within a specified market for 90 percent of their original cost within two years from the date of the franchisee opening their first salon. As of June 30, 2006, three existing franchise salons were covered by such agreements and the related maximum potential amount of undiscounted future payments was estimated to be approximately $0.2 million. This potential obligation is not included in the table above as the opportunity or the timing of the potential expenditures cannot be reasonably estimated. We have not and do not expect to incur material expenditures under the buyback program as the program has been discontinued with respect to any new franchise area development agreements and most franchisees who were offered the program in the past choose to continue operating the salons themselves. Further, in the case of a franchisee initiating the buyback program, we anticipate finding another franchisee to purchase the salons directly rather than purchasing them ourselves.

We have interest rate swap contracts, forward foreign currency contracts, and a cross-currency swap to hedge a portion of our net investment in foreign operations. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services, and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect to result in a material liability.

We do not have other unconditional purchase obligations or significant other commercial commitments such as commitments under lines of credit and standby repurchase obligations or other commercial commitments. We have standby letters of credit for $60.6 million primarily related to our self-insurance program and Department of Education requirements surrounding Title IV funding. Therefore, $60.6 million of our committed line of credit under our revolving credit facility is restricted.

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

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2006. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

Financing activities are discussed on pages 49-50 and in Note 4 to the Consolidated Financial Statements, and derivative activities are discussed in Note 5 to the Consolidated Financial Statements and Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2006, we have available an unused committed line of credit amount of $226.4 million under our existing revolving credit facility. This amount excludes $60.6 million related to standby letters of credit stemming from our self-insurance program and Department of Education requirements surrounding Title IV funding.

Dividends

We paid dividends of $0.16 per share during fiscal years 2006 and 2005, and $0.14 per share during fiscal year 2004. On August 23, 2006, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 20, 2006 to shareholders of record on September 6, 2006.

Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2006, 2005 and 2004, a total accumulated 3.0, 2.4 and 1.8 million shares have been repurchased for $96.8, $76.5 and $53.4 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at June 30, 2006, $103.2 million remains to be repurchased under this program.

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

Item 7A.                  Quantitative and Qualitative Disclosures About Market Risk

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and, to a lesser extent, changes in the Canadian dollar exchange rate. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company’s policies and use of financial instruments.

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates (including the impact of existing interest rate swap contracts) may impact the Company’s interest expense by approximately $1.5 million. Considering the effect of interest rate swaps and including $1.3 and $2.5 million increases to long-term debt related to fair value swaps at June 30, 2006 and 2005, respectively, the Company had the following outstanding debt balances:

	June 30,
	2006	2005
	(Dollars in thousands)
Fixed rate debt	$471,928	$413,526
Variable rate debt	150,341	155,250
	$622,269	$568,776

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

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

Pay fixed rates, receive variable rates

On October 21, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million at June 30, 2006, and mature in March 2013 and March 2015, respectively. These swaps were designated as cash flow hedges.

The Company had an interest rate swap contract that paid fixed rates of interest and received variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $11.8 million at June 30, 2004, which was accounted for as a cash flow swap. This swap contract matured in June 2005 and, therefore, the Company held no cash flow swaps at the end of fiscal year 2005.

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

Pay variable rates, receive fixed rates

The Company has interest rate swap contracts that pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $36.0 and $48.5 million notional amount at June 30, 2006 and 2005, respectively, with maturation dates between July 2006 and July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value swaps.

During the second quarter of fiscal year 2003, the Company terminated a portion of its $40.0 million interest rate swap contract, thereby lowering the aggregate notional amount by $20.0 million. This remaining notional amount of $20.0 million was terminated during the fourth quarter of fiscal year 2005. See Note 5 to the Consolidated Financial Statements for further discussion.

Tabular Presentation:

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2006 through June 30, 2011. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30,						June 30, 2006		June 30, 2005
	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value	Fair Value
Liabilities
(U.S.$equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$38,912	$70,774	$82,424	$46,467	$43,270	$176,082	$457,929	$455,739	$473,898
Average interest rate	7.3%	5.5%	6.9%	5.6%	5.5%	5.9%	6.1%
Variable rate (U.S.$)	63,000	—	—	—	—	100,000	163,000	162,787	106,750
Average interest rate	5.4%					5.0%	5.1%
Total liabilities	$101,912	$70,774	$82,424	$46,467	$43,270	$276,082	$620,929	$618,526	$580,648
Interest rate derivatives
(U.S.$equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$22,000	—	$14,000	—	—	—	$36,000	$51	$(594)
Average pay rate**	8.5%		7.3%				8.0%
Average receive rate**	7.9%		7.1%				7.6%
Pay fixed/receive variable (U.S.$)	—	—	—	—	—	$50,000	$50,000	$(2,353)	—
Average pay rate**						4.8%	4.8%
Average receive rate**						4.5%	4.5%

**               Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2006.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2006, the Company has entered into the following financial instruments:

Hedge of the Net Investment in Foreign Subsidiaries:

The Company has a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates.

The table below provides information about the Company’s net investments in foreign operations and derivative financial instruments by functional currency and presents such information in United States (U.S.) dollar equivalents. The table summarizes the Company’s exposure to foreign currency translation risk related to its net investments in its foreign subsidiaries along with the associated cross-currency instrument with a notional amount of $21.3 million to partially hedge the Company’s Euro foreign currency exposure related to its $66.3 million net foreign investment. The cross-currency swap hedged approximately 11 and nine percent of the Company’s net investments in total foreign operations at June 30, 2006 and 2005, respectively.

Net Investments:
(U.S.$Equivalent in thousands)
Net investment (CND)	$82.9
Net investment (EURO)	66.3
Net investment (GBP)	45.1
Foreign Currency Derivative:
Fixed-for-fixed cross currency swap (Euro/U.S.)
Euro amount	€23,782
Average pay Euro rate	8.29%
U.S.$amount	$21,784
Average receive U.S. rate	8.39%

The cross-currency swap derivative financial instrument expires in fiscal year 2007. At June 30, 2006 and 2005, the Company’s net investment in this derivative financial instrument was in a $9.4 and $8.5 million loss position, respectively, based on its estimated fair value. See Note 5 to the Consolidated Financial Statements for further discussion.

Forward Foreign Currency Contracts:

The Company’s exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company’s fiscal year 2006 cash flows primarily includes payments in Canadian dollars from the Company’s Canadian salon operations for retail inventory exported from the United States.

The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company entered into forward currency contracts during fiscal year 2006 to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. Forward currency contracts to sell Canadian dollars and buy $15.8 million U.S. dollars were outstanding as of June 30, 2006 to hedge forecasted intercompany foreign currency denominated transactions stemming from monthly product shipments from the U.S. to Canadian salons. These contracts mature at various dates between July 2006 and May 2009. See Note 5 to the Consolidated Financial Statements for further discussion.

The table below provides information about the Company’s forecasted sales transactions in U.S. dollar equivalents(1). The table summarizes information on transactions that are sensitive to foreign currency exchange rates and the related foreign currency forward exchange agreements. For the foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Transaction date June 30,				June 30, 2006
	2007	2008	2009	Total	Fair Value
Forecasted Transactions:
(U.S.$equivalent in thousands)
Inventory Shipments to Canadian Salons (U.S.$)	$5,353	$5,474	$5,018	$15,845	$15,824
Foreign Currency Forward Exchange Agreements
(U.S.$equivalent in thousands)
Pay $CND/receive $U.S.:
Contract Amount	$5,353	$5,474	$5,018	$15,845	$15,824
Average Contractual Exchange Rate	0.8919	0.9124	0.9124	0.9053

(1)          The information is presented in U.S. dollars because that is the registrant’s reporting currency.

Item 8.                          Financial Statements and Supplementary Data

Management’s Statement of Responsibility for Financial Statements and
Report on Internal Control over Financial Reporting

Financial Statements

Management is responsible for preparation of the consolidated financial statements and other related financial information included in this annual report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, incorporating management’s reasonable estimates and judgments, where applicable.

Management’s Report on Internal Control over Financial Reporting

This report is provided by management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management, including the chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing effectiveness of internal control over financial reporting.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has excluded Artistic Enterprises, Chic Schools, Martin’s School of Hair Design, School of Hair Design, Warwick Academy of Beauty, and Wheatridge Beauty College (collectively “2006 Acquired Beauty Schools”) from its assessment of internal control over financial reporting as of June 30, 2006 because the 2006 Acquired Beauty Schools were acquired by the Company in purchase business combinations during fiscal year 2006. The 2006 Acquired Beauty Schools are wholly owned subsidiaries of Regis Corporation whose total assets, total revenues and total operating income represent 2.2 percent of consolidated assets, 0.9 percent of the consolidated revenues and 0.4 percent of consolidated operating income as of and for the year ended June 30, 2006.

Management has assessed the Company’s internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of June 30, 2006, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

We have completed integrated audits of Regis Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of June 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, Regis Corporation changed its method of accounting for share-based payments as of July 1, 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Artistic Enterprises, Chic Schools, Martin’s School of Hair Design, School of Hair Design, Warwick Academy of Beauty, and Wheatridge Beauty College (collectively “2006 Acquired Beauty Schools”) from its assessment of internal control over financial reporting as of June 30, 2006 because the 2006 Acquired Beauty Schools were acquired by the Company in purchase business combinations during fiscal year 2006. We have also excluded the 2006 Acquired Beauty Schools from our audit of internal control over financial reporting as of June 30, 2006. The 2006 Acquired Beauty Schools are wholly owned subsidiaries of Regis Corporation whose total assets, total revenues and total operating income represent 2.2 percent of consolidated assets, 0.9 percent of the consolidated revenues and 0.4 percent of consolidated operating income as of and for the year ended June 30, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
September 8, 2006

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share amounts)

	June 30,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$135,397	$102,718
Receivables, net	62,558	47,752
Inventories	193,999	184,609
Deferred income taxes	16,224	17,229
Other current assets	33,588	28,341
Total current assets	441,766	380,649
Property and equipment, net	483,764	435,324
Goodwill	778,228	646,510
Other intangibles, net	216,831	208,800
Other assets	61,475	54,693
Total assets	$1,982,064	$1,725,976
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$101,912	$19,747
Accounts payable	70,807	64,111
Accrued expenses	230,236	178,192
Total current liabilities	402,955	262,050
Long-term debt	520,357	549,029
Other noncurrent liabilities	187,345	160,185
Total liabilities	1,110,657	971,264
Commitments and contingencies (Notes 6 and 7)
Shareholders’ equity:
Preferred stock, authorized 250,000 shares at June 30, 2006 and 2005
Common stock, $.05 par value; issued and outstanding, 45,303,459 and 44,952,002 common shares at June 30, 2006 and 2005, respectively	2,266	2,248
Additional paid-in capital	232,284	229,871
Accumulated other comprehensive income	58,066	46,124
Retained earnings	578,791	476,469
Total shareholders’ equity	871,407	754,712
Total liabilities and shareholders’ equity	$1,982,064	$1,725,976

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars and shares in thousands, except per share amounts)

	Years Ended June 30,
	2006	2005	2004
Revenues:
Service	$1,634,028	$1,466,336	$1,271,232
Product	718,942	648,420	578,279
Royalties and fees	77,894	79,538	73,632
	2,430,864	2,194,294	1,923,143
Operating expenses:
Cost of service	928,515	836,449	718,524
Cost of product	371,018	335,636	303,484
Site operating expenses	199,602	183,056	163,365
General and administrative	294,092	260,207	214,610
Rent	350,926	310,984	269,429
Depreciation and amortization	115,903	91,753	74,983
Goodwill impairment	—	38,319	—
Terminated acquisition income, net	(33,683)	—	—
Total operating expenses	2,226,373	2,056,404	1,744,395
Operating income	204,491	137,890	178,748
Other income (expense):
Interest	(34,989)	(24,385)	(17,064)
Other, net	651	2,952	1,155
Income before income taxes	170,153	116,457	162,839
Income taxes	(60,575)	(51,826)	(58,621)
Net income	$109,578	$64,631	$104,218
Net income per share:
Basic	$2.43	$1.45	$2.37
Diluted	$2.36	$1.39	$2.26
Weighted average common and common equivalent shares outstanding:
Basic	45,168	44,622	44,014
Diluted	46,400	46,380	46,145
Cash dividends declared per common share	$0.16	$0.16	$0.14

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Retained		Comprehensive
	Shares	Amount	Capital	Income	Earnings	Total	Income
	(Dollars in thousands)
Balance, June 30, 2003	43,527,244	$2,176	$207,650	$27,765	$320,935	$558,526
Net income					104,218	104,218	$104,218
Foreign currency translation adjustments				12,695		12,695	12,695
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers				155		155	155
Stock repurchase plan	(544,000)	(27)	(22,521)			(22,548)
Proceeds from exercise of stock options	1,135,939	57	17,290			17,347
Stock-based compensation			198			198
Shares issued through franchise stock incentive program	9,428		281			281
Shares issued in connection with salon acquisitions	155,338	8	8,992			9,000
Tax benefit realized upon exercise of stock options			8,314			8,314
Dividends					(6,166)	(6,166)
Balance, June 30, 2004	44,283,949	2,214	220,204	40,615	418,987	682,020	117,068
Net income					64,631	64,631	64,631
Foreign currency translation adjustments				4,758		4,758	4,758
Changes in fair market value of financial instruments designated as hedges of interest rate exposure, net of taxes and transfers				751		751	751
Stock repurchase plan	(608,115)	(30)	(23,087)			(23,117)
Proceeds from exercise of stock options	1,039,623	52	17,205			17,257
Stock-based compensation			1,222			1,222
Shares issued through franchise stock incentive program	5,618		251			251
Shares issued in connection with salon acquisitions	75,177	4	4,996			5,000
Tax benefit realized upon exercise of stock options			9,088			9,088
Issuance of restricted stock	155,750	8	(8)			—
Dividends					(7,149)	(7,149)
Balance, June 30, 2005	44,952,002	2,248	229,871	46,124	476,469	754,712	70,140
Net income					109,578	109,578	109,578
Foreign currency translation adjustments				10,476		10,476	10,476
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes and transfers				1,466		1,466	1,466
Stock repurchase plan	(585,384)	(29)	(20,251)			(20,280)
Proceeds from exercise of stock options	843,370	43	14,367			14,410
Stock-based compensation			4,905			4,905
Shares issued through franchise stock incentive program	7,971		314			314
Payment for contingent consideration in salon acquisitions			(3,630)			(3,630)
Tax benefit realized upon exercise of stock options			6,712			6,712
Issuance of restricted stock	85,500	4	(4)			—
Dividends					(7,256)	(7,256)
Balance, June 30, 2006	45,303,459	$2,266	$232,284	$58,066	$578,791	$871,407	$121,520

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Years Ended June 30,
	2006	2005	2004
Cash flows from operating activities:
Net income	$109,578	$64,631	$104,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	95,660	79,924	68,929
Amortization	11,810	8,226	3,451
Deferred income taxes	7,409	(9,257)	15,340
Goodwill impairment	—	38,319	—
Asset impairment	12,740	3,603	3,167
Excess tax benefits from stock-based compensation plans	(4,556)	—	—
Stock-based compensation	4,905	1,222	198
Other noncash items affecting earnings	316	(41)	1,067
Changes in operating assets and liabilities*:
Receivables	(4,918)	(6,516)	(16)
Inventories	(6,068)	(17,974)	(462)
Other current assets	(4,291)	1,437	(10,629)
Other assets	(1,027)	(5,726)	(1,387)
Accounts payable	151	8,288	(13,305)
Accrued expenses	43,513	32,426	17,775
Other noncurrent liabilities	16,463	17,169	17,318
Net cash provided by operating activities	281,685	215,731	205,664
Cash flows from investing activities:
Capital expenditures	(119,914)	(101,097)	(74,076)
Proceeds from sale of assets	730	846	432
Purchases of salon and school net assets, net of cash acquired	(149,119)	(118,915)	(99,734)
Purchase of hair restoration centers, net of cash acquired	(6,362)	(209,652)	—
Disbursement for long-term note receivable	(6,000)	—	—
Net cash used in investing activities	(280,665)	(428,818)	(173,378)
Cash flows from financing activities:
Borrowings on revolving credit facilities	3,054,730	2,954,100	514,650
Payments on revolving credit facilities	(2,998,480)	(2,976,750)	(508,025)
Proceeds from issuance of long-term debt	1,766	301,938	11,887
Repayments of long-term debt	(22,553)	(21,313)	(24,111)
Excess tax benefits from stock-based compensation plans	4,556	—	—
Other, primarily increase (decrease) in negative book cash balances	1,678	(2,472)	118
Dividends paid	(7,256)	(7,149)	(6,166)
Repurchase of common stock	(20,280)	(23,117)	(22,548)
Proceeds from issuance of common stock	14,410	17,257	17,347
Net cash provided by (used in) financing activities	28,571	242,494	(16,848)
Effect of exchange rate changes on cash and cash equivalents	3,088	(256)	2,675
Increase in cash and cash equivalents	32,679	29,151	18,113
Cash and cash equivalents:
Beginning of year	102,718	73,567	55,454
End of year	$135,397	$102,718	$73,567

*                    Changes in operating assets and liabilities do not include assets and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), France, Canada, Puerto Rico and several other countries. In addition, the Company owns and operates beauty schools in the United States and the U.K. In fiscal year 2005, the Company further expanded its scope of operations through the acquisition of hair restoration centers. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned and franchise salons in the U.K., France and several other countries are owned and operated in malls, leading department stores, mass merchants and high-street locations. Beauty schools are typically located within leased space. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings.

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

Cash and Cash Equivalents:

Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company’s cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

cash, concentration accounts that funds are moved to, and several “zero balance” disbursement accounts for funding of payroll and accounts payable. As a result of the Company’s cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $12.9 and $10.1 million at June 30, 2006 and 2005, respectively, are included in accounts payable and accrued expenses within the Consolidated Balance Sheet.

Receivables and Allowance for Doubtful Accounts:

The receivable balance on the Company’s Consolidated Balance Sheet primarily includes accounts receivable from students of the beauty schools, as well as accounts and notes receivable from franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from beauty school students and the Company’s franchisees. The allowance for doubtful accounts related to beauty school students is based on a historical analysis of delinquencies within the industry, segregated between active and inactive students. Based on this analysis, the Company recorded an allowance for estimated uncollectible accounts, primarily related to inactive accounts. Additionally, the Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes that its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses related to existing accounts and notes receivable. The Company also reserves certain receivables fully once they have reached a set age category.

The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2006	2005	2004
	(Dollars in thousands)
Beginning balance	$3,464	$2,841	$3,686
Bad debt expense	5,238	456	1,334
Write-offs	(2,589)	(316)	(2,327)
Other (primarily the impact of foreign currency fluctuations)	92	483	148
Ending Balance	$6,205	$3,464	$2,841

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2006 and 2005, the net book value of capitalized software costs was $31.5 and $24.9 million, respectively. Amortization expense related to capitalized software was $8.1, $6.6 and $5.8 million in fiscal years 2006, 2005 and 2004, respectively, which has been determined based on an estimated useful life of five or seven years.

Expenditures for maintenance and repairs and minor renewals and betterments which do not improve or extend the life of the respective assets are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operating income. Fully depreciated or amortized assets remain in the accounts until retired from service.

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The Company considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides. During the third quarter of each of the three fiscal years in the period ending June 30, 2006, goodwill was tested for impairment in this manner. In fiscal year 2006, the net book value of our European and Beauty School businesses approximated their fair values and the estimated fair value of the remaining reporting units exceeded their carrying amounts, indicating no impairment of goodwill. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.

In fiscal year 2005, the Company recorded a pre-tax, non-cash impairment charge of $38.3 million to write down the carrying value of the goodwill associated with the Company’s European business. During the quarter ending March 31, 2005, the Company reduced its expectations for the European business based on recent growth trends. Based on the results of its third quarter fiscal year 2005 goodwill impairment testing, which factored in these revised growth trend expectations, the Company wrote down the carrying value of the European business to reflect its estimated fair value.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

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

During fiscal year 2006, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons’ property and equipment of $8.4 million, including $7.4 million located in North America and $1.0 million located in the United Kingdom. During fiscal years 2005 and 2004, the Company recognized similar impairment charges for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

certain salons’ property and equipment located primarily in North America of $3.6 and $3.2 million, respectively. None of the impaired salon assets were held for sale. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Additionally, the Company recognized an impairment loss during fiscal year 2006 of $4.3 million related to its interest in a privately held company, which was acquired during the first quarter of fiscal year 2005 through the acquisition of preferred stock. This investment was recorded in other assets (noncurrent) on the Consolidated Balance Sheet, and is accounted for under the cost method. The impairment charge was included in Other, net (other non-operating expense) in the Consolidated Statement of Operations and reduced the Company’s investment balance to zero.

Deferred Rent and Rent Expense:

The Company leases most salon, beauty school and hair restoration center locations under operating leases. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Beauty school revenues consist primarily of tuition revenue, revenues from services performed by students at the beauty schools and revenues from product sold to customers and students. Beauty school revenues from services performed by students or product sold to customers or students are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the school receives payment. The Company records deferred revenue for tuition prior to the classes taking place. The earnings process is culminated once the Company performs under the terms of the contract (i.e., holds the classes). Service revenue is recognized proportionally based on actual or scheduled classroom hours through the reversal of the deferred revenue.

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

With respect to volume rebates, the Company estimates the amount of rebate it will receive and accrues it as a reduction of the cost of inventory over the period in which the rebate is earned based upon historical purchasing patterns and the terms of the volume rebate program. A periodic analysis is performed, at least quarterly, in order to ensure that the estimated rebate accrued is reasonable, and any necessary adjustments are recorded.

Shipping and Handling Costs:

Shipping and handling costs are incurred to store, move and ship product from the Company’s distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in general and administrative expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $2.4, $2.5 and $2.3 million during fiscal years 2006, 2005 and 2004, respectively, which are also included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $61.5, $57.8 and $46.6 million in fiscal years 2006, 2005 and 2004, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal year 2006, 2005 and 2004, no amounts were received in excess of the Company’s related expense.

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

Sales Taxes:

Sales taxes are recorded on a net basis (rather than as both revenue and an expense) within the Company’s Consolidated Statement of Operations.

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

Net Income Per Share:

Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock shares. The Company’s dilutive securities include shares issuable under the Company’s stock option plan and long-term incentive plan, as well as shares issuable under contingent stock agreements. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed exercise of dilutive securities. Stock options with exercise prices greater than the average market value of the Company’s common stock and other anti-dilutive awards are excluded from the computation of diluted EPS.

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income.

Derivative Instruments:

The Company may manage its exposure to interest rate and foreign currency risk within the Consolidated Financial Statements through the use of derivative financial instruments, according to its hedging policy. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading or speculative purposes. The Company currently has or had interest rate swaps designated as both cash flow and fair value hedges, treasury locks designated as cash flow hedges, a hedge of its net investment in its European operations and forward foreign currency contracts designated as cash flow hedges of forecasted transactions denominated in a foreign currency. Refer to Note 5 to the Consolidated Financial Statements for further discussion.

The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. SFAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged. Cash flow and fair value hedges are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. At inception, as dictated by the facts and circumstances, all hedges are expected to be highly effective, as the critical terms of these instruments are generally the same as those of the underlying risks being hedged. All derivatives designated as hedging instruments are assessed for effectiveness on an on-going basis. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items.

Stock-Based Employee Compensation Plans:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, three types of stock-based compensation awards are granted:  stock options, equity-based stock appreciation rights (SARS) and restricted stock. These stock-based awards expire ten years from the grant date. The company recognizes compensation expense for these awards on a straight-line basis over the five year vesting period (includes retirement eligible recipients as there is no accelerated vesting terms for these recipients).

Prior to July 1, 2003, the Company accounted for its stock-based awards using the intrinsic value method under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related Interpretations. Under the provisions of APB No. 25, no stock-based employee compensation cost was reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying stock on the date of grant.

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized on all stock-based awards granted, modified or settled subsequent to July 1, 2003. Under this approach, fiscal year 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date because the fair value of the options vesting

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

during the year which were granted prior to fiscal year 2004 are not recognized as expense in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continued to be accounted for under APB No. 25 for fiscal year 2005 and 2004. The adoption of the fair value recognition provisions for stock options increased the Company’s fiscal year 2005 compensation expense by $0.4 (related to recognizing compensation expense over the vesting period of options after July 1, 2003).

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting SFAS No. 123R during fiscal year 2006 was an increase in compensation expense of $2.7 million ($2.4 million after tax), and a reduction of $0.05 for both basic and diluted earnings per share for fiscal year 2006, respectively. Compensation expense recorded during fiscal year 2006 includes approximately $2.3 million related to awards issued subsequent to July 1, 2003 and $2.7 million related to unvested awards previously being accounted for on the intrinsic value method of accounting.

Total compensation cost for stock-based payment arrangements totaled $4.9 and $1.2 million ($4.1million and $0.8 after tax) for the fiscal years ended June 30, 2006 and 2005, respectively. SFAS No. 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal year 2006 was $4.6 million. Prior to fiscal year 2006, and the Company’s adoption of SFAS No. 123R, the tax benefit realized upon the exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.0 and $8.3 million for fiscal years 2005 and 2004, respectively.

The Company’s pro forma net income and pro forma earnings per share for fiscal years 2005 and 2004, which include pro forma net income and earnings per share amounts as if the fair value-based method of accounting had been used on awards granted prior to July 1, 2003, was as follows:

	For the Periods Ended June 30,
	2005	2004
	(Dollars in thousands, except per share amounts)
Net income, as reported	$64,631	$104,218
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	765	61
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,885)	(6,600)
Pro forma net income	$60,511	$97,679
Earnings per share:
Basic—as reported	$1.45	$2.37
Basic—pro forma	$1.36	$2.22
Diluted—as reported	$1.39	$2.26
Diluted—pro forma	$1.31	$2.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2006, 2005 and 2004 were as follows:

	2006	2005	2004
Stock Options	$11.43	$11.64	$13.66
Restricted stock	35.33	35.49	42.79
SARs	11.43	11.64	13.97

The lattice (binomial) option-pricing model was used to estimate the fair value of options at grant date beginning July 1, 2005.  The company’s primary employee stock-based compensation grant occurs during the fourth quarter. Prior to adoption of SFAS No.123R, the Black-Scholes option-pricing model was used.

The significant assumptions used in determining the underlying fair value on the date of grant of each option and SARS grant issued during the fiscal year ending June 30 is presented below:

	2006	2005	2004
Risk free interest rate	4.96%	3.97%	4.16%
Expected life in years	5.50	5.50	5.50
Expected volatility	27.00%	30.00%	30.00%
Expected dividend yield	0.45%	0.45%	0.37%

The risk free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the options and SARS granted. Expected volatility is established based on historical volatility of the Company’s stock price. Estimated expected life was based on an analysis of historical stock options granted data which included analyzing grant activity including grants exercised, expired, and canceled. The expected dividend yield is determined based on the Company’s annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

The expense associated with the restricted stock grant is based on the market price of the Company’s stock at the date of grant and is amortized on a straight-line basis over the five-year vesting period. Stock awards are not performance based and vest with continued employment. Stock awards are subject to forfeiture in the event of termination of employment.  The company granted 85,500, 85,250 and 72,500 shares in fiscal years 2006, 2005 and 2004, respectively, under its restricted stock award program. As of June 30, 2006, 192,855 unvested restricted stock shares with a weighted average grant-date fair value of $36.92 were outstanding, of which 141,650 were outstanding at June 30, 2005.

As of June 30, 2006, the total unrecognized compensation cost related to unvested stock-based compensation arrangements was $14.1 million and the related weighted average period over which it is expected to be recognized is approximately 3.7 years.

Recent Accounting Pronouncements:

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (SFAS No. 154). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS No. 154 also requires that a change in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005 (i.e., the beginning of the Company’s fiscal year 2007). The implementation of SFAS No. 154 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (EITF No. 05-6). EITF No. 05-6 requires leasehold improvements purchased after the beginning of the initial lease term to be amortized over the shorter of the assets’ useful life or a term that includes the original lease term plus any renewals that are reasonably assured at the date the leasehold improvements are purchased. This guidance was effective for reporting periods beginning after June 29, 2005 (i.e., the beginning of the Company’s fiscal year 2006). The adoption of EITF No. 05-6 did not have a material impact on the Company’s Consolidated Financial Statements.

In October 2005, the FASB issued FASB Staff Position (FSP) 13-1, Accounting for Rental Costs Incurred during the Construction Period (FSP 13-1). FSP 13-1 requires rental costs associated with ground or building operating leases that are incurred during a construction period be recognized as rental expense. FSP 13-1 became effective for the first reporting period beginning after December 15, 2005 (i.e., the third quarter of the Company’s fiscal year 2006). The Company historically recognized these types of costs as rental expenses; therefore, the adoption of FSP 13-1 did not impact the Company’s Consolidated Financial Statements.

On July 1, 2005, the Company adopted SFAS No. 151, Inventory Costs, an Amendment of ARB No. 43, Chapter 4 (SFAS No. 151). SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) by requiring all such costs to be recognized as current period charges regardless of whether or not the costs meet the criterion of “so abnormal.”  Additionally, the Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement was effective prospectively for inventory costs incurred during fiscal years beginning after June 15, 2005 (i.e., the Company’s fiscal year 2006). The adoption of SFAS No. 151 did not impact the Company’s Consolidated Financial Statements.

In February 2006, the FASB issued FSP 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FSP 123R-4). FSP 123R-4 revises SFAS 123R’s requirement that share options with contingent cash settlement features be classified as liabilities regardless of the event’s likelihood of occurrence. Consistent with previous practice in applying APB No. 25 and SFAS No. 123, companies will classify these instruments as equity if the contingent event is not probable of occurrence, and will not have to re-measure the instruments to fair value each reporting date as is required for liability classified awards. FSP 123R-4 becomes effective upon initial adoption of SFAS No. 123R. Regis’ stock-based compensation awards do not contain contingent cash settlement features; therefore, the adoption of FSP 123R-4 did not impact the Company’s Consolidated Financial Statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). The FSP describes a “by-design” approach to understanding variability when applying Interpretation 46(R). First, the nature of the risks of the entity should be analyzed. Then, the purpose for which the entity was created should be determined in order to assess the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

variability (created by the risks identified in the first step) that the entity is designed to create and pass along to its interest holders. This FSP should be applied prospectively to all entities with which that enterprise first becomes involved, and to all entities previously required to be analyzed under FIN 46R when a reconsideration event occurs (as defined by FIN 46R), beginning the first day of the first reporting period beginning after June 15, 2006 (i.e., the beginning of the Company’s fiscal year 2007). The application of this FSP is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2006, the EITF reached a consensus on EITF Issue No. 06-3, Disclosure Requirements for Taxes Assessed by a Governmental Authority on Revenue-Producing Transactions (EITF No. 06-3). EITF No. 06-3 addresses externally-imposed taxes on revenue-producing transactions. It mandates disclosure of the accounting policy elected for these taxes (i.e., gross versus net presentation in the income statement), as well as disclosure of the amount of such taxes by companies following a policy of gross presentation. If ratified by the FASB, this consensus will be effective for interim and annual periods beginning after December 15, 2006 (i.e., the third quarter of the Company’s fiscal year 2007). The Company currently presents taxes within the scope of EITF No. 06-3 on a net basis, and has disclosed this policy within its accounting policy footnote. Other than this additional disclosure requirements, EITF No. 06-3 had no impact on the Company’s Consolidated Financial Statements.

On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN 48), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (i.e., the third quarter of the Company’s fiscal year 2007), and the provisions are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

2.   OTHER FINANCIAL STATEMENT DATA:

The following provides additional information concerning selected balance sheet accounts as of June 30, 2006 and 2005:

	2006	2005
	(Dollars in thousands)
Accounts receivable	$68,763	$51,216
Less allowance for doubtful accounts	(6,205)	(3,464)
	$62,558	$47,752
Property and equipment:
Land	$4,864	$4,864
Buildings and improvements	45,117	39,832
Equipment, furniture and leasehold improvements	738,222	664,770
Internal use software	66,667	53,421
Equipment, furniture and leasehold improvements under capital leases	43,197	28,017
	898,067	790,904
Less accumulated depreciation and amortization	(404,321)	(349,976)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(9,982)	(5,604)
	$483,764	$435,324
Other assets:
Notes receivable	$12,182	$8,308
Other noncurrent assets	49,293	46,385
	$61,475	$54,693
Accounts payable:
Book overdrafts payable	$12,927	$7,725
Trade accounts payable	57,880	56,386
	$70,807	$64,111
Accrued expenses:
Payroll and payroll related costs	$75,434	$67,962
Insurance	57,878	46,325
Deferred revenues	32,010	11,344
Taxes payable, primarily income taxes	26,568	11,526
Book overdrafts payable	—	2,404
Other	38,346	38,631
	$230,236	$178,192
Other noncurrent liabilities:
Deferred income taxes	$85,341	$73,663
Deferred rent payable	45,692	32,948
Other	56,312	53,574
	$187,345	$160,185

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	2006			2005
	Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$110,087	$(7,019)	$103,068	$110,179	$(4,015)	$106,164
Customer lists	48,743	(5,156)	43,587	46,800	(2,730)	44,070
Franchise agreements	24,907	(5,967)	18,940	24,242	(4,549)	19,693
School-related licenses	24,818	(613)	24,205	8,900	(117)	8,783
Product license agreements	15,784	(2,221)	13,563	15,220	(1,639)	13,581
Non-compete agreements	674	(603)	71	647	(551)	96
Other	19,325	(5,928)	13,397	18,608	(2,195)	16,413
	$244,338	$(27,507)	$216,831	$224,596	$(15,796)	$208,800

All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their respective useful lives (ranging from four to 40 years). The cost of intangible assets is amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average Amortization Period
(in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	20
School-related licenses	40
Product license agreements	30
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets during the years ended June 30, 2006, 2005 and 2004 was approximately $11.2, $7.5 and $2.9 million, respectively. As of June 30, 2006, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2007	$11,406
2008	11,376
2009	11,269
2010	11,031
2011	10,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2006	2005	2004
	(Shares in thousands)
Weighted average shares for basic earnings per share	45,168	44,622	44,014
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,076	1,665	2,104
Contingent shares issuable under contingent stock agreements	156	93	27
Weighted average shares for diluted earnings per share	46,400	46,380	46,145

Restricted stock awards of 192,855 and 141,650 shares were excluded from the computation of basic weighted average shares outstanding at June 30, 2006 and 2005, respectively, as such shares were not yet vested at that date. Stock options covering approximately 104,500 and 112,500 were excluded from the shares used in the computation of diluted earnings per share for fiscal year 2006 and 2005, respectively, since they were anti-dilutive. Additionally, SARs covering 96,000 and 99,000 shares were excluded from the computation during fiscal years 2006 and 2005, respectively, because they were anti-dilutive. There were no anti-dilutive shares for the fiscal year ending June 30, 2004.

The following provides supplemental disclosures of cash flow activity:

	2006	2005	2004
	(Dollars in thousands)
Cash paid during the year for:
Interest	$22,467	$23,062	$17,368
Income taxes, net of refunds	32,544	40,544	44,361

Significant non-cash investing and financing activities include the following:

In fiscal years 2006, 2005 and 2004, the Company financed capital expenditures totaling $16.8, $10.7 and $8.5 million, respectively, through capital leases.

In connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements in fiscal years 2006, 2005 and 2004, as well as issuing 75,177 and 155,338 shares of the Company’s common stock during fiscal year 2005 and 2004, respectively (see Note 3).

3.   ACQUISITIONS  AND INVESTMENTS:

During fiscal years 2006, 2005 and 2004, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. With the exception of Hair Club for Men and Women (Hair Club), these acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2006, 2005 and 2004 and the allocation of the purchase prices were as follows:

Total Acquisitions, Exclusive of Fiscal Year 2005 Acquisition of Hair Club

	2006	2005	2004
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$155,481	$118,915	$99,734
Stock	—	5,000	9,000
Liabilities assumed or payable	2,127	781	1,472
	$157,608	$124,696	$110,206
Allocation of the purchase prices:
Current assets	$12,516	$4,507	$3,874
Property and equipment	14,422	19,091	12,699
Other noncurrent assets	4,442	4,314	2,938
Goodwill	127,337	92,315	79,512
Identifiable intangible assets	17,251	9,325	14,990
Accounts payable and accrued expenses	(17,121)	(3,962)	(3,684)
Deferred income tax liability	(4,656)	(894)	—
Other noncurrent liabilities	(213)	—	(123)
Settlement of contingent purchase price(1)	3,630	—	—
	$157,608	$124,696	$110,206

(1)          During fiscal year 2004, the Company guaranteed that the stock issued in conjunction with one of its acquisitions would reach a certain market price by the fourth quarter of fiscal year 2006. The guaranteed stock price was factored into the purchase price at the acquisition date by recording an increase to additional paid-in-capital for the differential between the stock price at the date of acquisition and the guaranteed stock price. However, the stock did not reach this price during the agreed upon time frame. Therefore, the Company was obligated to issue $3.6 million in additional consideration to the sellers during the fourth quarter. The $3.6 million represents the difference between the guaranteed stock price and the actual stock price on the last day of the agreed upon time frame, and was recorded as a reduction to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Fiscal Year 2005 Acquisition of Hair Club

2005
(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$209,652
Stock	—
Liabilities assumed or payable	1,032
$210,684
Allocation of the purchase prices:
Current assets	$8,311
Property and equipment	5,928
Other noncurrent assets	4,434
Identifiable intangible assets	126,839
Goodwill	127,373
Accounts payable and accrued expenses	(22,180)
Deferred income tax liability	(40,021)
$210,684

Refer to the discussion related to the acquisition of Hair Club below.

The value and related weighted average amortization periods for the intangibles acquired during fiscal year 2006 business acquisitions, in total and by major intangible asset class, are as follows

		Weighted Average
	Purchase Price	Amortization Period
	Allocation	(in years)
Amortized intangible assets:
School-related licenses	$14,426	40
Other	2,825	12
Total	$17,251	35

Approximately $0.8 and $0.1 million of employee termination and other exit costs were incurred in connection with acquisitions in fiscal years 2005 and 2004, respectively. These costs consisted primarily of employee termination costs and were treated as a liability assumed at the acquisition date. No such costs were incurred during fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2006 and 2005 is as follows:

	Salons		Beauty	Hair Restoration
	North America	International	Schools	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2004	$370,347	$68,681	$18,112	$—	$457,140
Goodwill acquired	79,544	1,432	11,206	127,506	219,688
Finalization of purchase accounting(1)	—	3,767	—	—	3,767
Impairment	—	(38,319)	—	—	(38,319)
Translation rate adjustments	2,805	1,471	(42)	—	4,234
Balance at June 30, 2005	452,696	37,032	29,276	127,506	646,510
Goodwill acquired	64,150	3,316	52,573	7,298	127,337
Translation rate adjustments	3,468	876	37	—	4,381
Balance at June 30, 2006	$520,314	$41,224	$81,886	$134,804	$778,228

(1)          Relates to the resolution of an income tax contingency related to prior acquisitions.

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At June 30, 2006, one contingency of this type exists, which expires in March of 2008. Based on the June 30, 2006 market price, the Company would be required to provide an additional 65,430 shares with an aggregate market value on that date of $2.3 million related to these acquisition contingencies if the agreed upon time frame was assumed to have expired June 30, 2006. These contingently issuable shares have been included in the calculation of diluted earnings per share.

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists (driven by word of mouth referrals), service quality and price point competitiveness. These attributes represent the “going concern” value of the salon. While the value of the acquired customer base is the primary driver of any potential acquisition’s cash flows (which determines the purchase price), it is neither known nor identifiable at the time of the acquisition. The cash flow history of a salon primarily results from repeat walk-in customers driven by the existing personal relationship between the customer and the stylist(s). Under SFAS No. 141, Business Combinations, a walk-in customer base does not meet the criteria for recognition apart from goodwill.

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

salon transactions and certain beauty school transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club (discussed below), is not deductible for tax purposes due to the acquisition structure of the transaction.

During May 2006, the Company acquired a 19.9 percent interest in the voting common stock of a privately held entity (the equity investee) for $4.4 million. Based on the Company’s ability to exercise significant influence over the equity investee’s operational policies and procedures, the Company is accounting for this investment under the equity method. Additionally, the Company and the entity that is the majority corporate investor (“investor”) of this privately held investment (“investment”) entered into a credit agreement whereby the Company agreed to lend up to $10.0 million to the investor of the investment. The lending arrangement is not a revolving credit agreement; each individual loan will be evidenced by a note and the investor of the investment is not entitled to reborrow all or any portion of a loan which is repaid. The Company charges interest on the amount lent at a rate equal to the annual rate of interest charged to the Company under its senior bank facility at the date of the note, plus one percent. Several peripheral agreements were executed between the Company, the investor of the investment and the subsidiaries of the investor in order to collateralize amounts lent by the Company to the investor of the investment. As of June 30, 2006, the Company has $6.0 million in long-term notes receivable outstanding under this arrangement (included within other assets in the Consolidated Balance Sheet), earning an average annual interest rate of 7.1 percent. The outstanding amount is due and payable by the investor on or before December 31, 2007. The Company’s $4.4 million investment and $6.0 million loan are shown as investing activities within the Consolidated Statement of Cash Flows.

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

During fiscal year 2006 and 2005, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss,  as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

During fiscal year 2005, the Company acquired an interest of less than 20 percent in a privately held company, Cool Cuts 4 Kids, Inc., through the acquisition of $4.3 million of preferred stock. This investment was recorded in other assets (noncurrent) on the Consolidated Balance Sheet and is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss within Other, net in the Consolidated Statement of Operations for the full carrying value. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held company receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held company during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

4.   FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2006 and 2005 consists of the following:

	Maturity Dates	Interest rate %		Amounts outstanding
	(fiscal year)	2006	2005	2006	2005
				(Dollars in thousands)
Senior term notes	2007-2015	4.03-8.39	3.58-8.39	$517,341	$531,015
Revolving credit facility	2010	6.21	5.06	63,000	6,750
Equipment and leasehold notes payable	2007-2010	7.33-8.16	8.56-10.50	29,223	19,515
Other notes payable	2007-2011	3.90-8.00	5.00-8.50	12,705	11,496
				622,269	568,776
Less current portion				(101,912)	(19,747)
Long-term portion				$520,357	$549,029

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. Additional details are included below with the discussion of the specific categories of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $1.3 million and capital lease obligations of $28.0 million at June 30, 2006, are as follows:

Fiscal year	(Dollars in thousands)
2007	$101,912
2008	70,773
2009	83,765
2010	46,467
2011	43,270
Thereafter	276,082
$622,269

Senior Term Notes

Private Shelf Agreement

At June 30, 2006 and 2005, the Company had $191.0 and $203.5 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from July 2006 through November 2010. The interest rates on the notes ranged from 4.03 to 8.39 percent as of June 30, 2006 and 2005.

The Private Shelf Agreement includes financial covenants including debt to earnings before interest, taxes, depreciation and amortization (EBITDA) ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement), as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default.

As a result of the fair value hedging activities discussed in Note 5, an adjustment of approximately $1.3 and $2.5 million was made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2006 and 2005, respectively.

Private Placement Senior Term Notes

In fiscal year 2005, the Company issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 52 basis points over LIBOR. As for the $100 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

The Master Note Purchase Agreement includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement), as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

During March of fiscal year 2002, the Company completed a $125.0 million private debt placement. Of this amount, $58.0 million was issued at a fixed coupon rate of 6.73 percent with a final maturity date of March 15, 2009 and $67.0 million was issued at a fixed coupon rate of 7.20 percent with a final maturity date of March 15, 2012. This private placement debt is unsecured and payments are due on a semi-annual basis. In anticipation of the new Master Note Purchase Agreement discussed above, the Company closed on the First Amendment to Note Purchase Agreement (related to this private debt placement) in April 2005. The amendment modified certain financial covenants so that they would be more consistent with the financial covenants in the new Master Note Purchase Agreement.

Revolving Credit Facility

The Company has an unsecured $350.0 million revolving credit facility with rates tied to LIBOR plus 87.5 basis points. The revolving credit facility requires a quarterly fee related to the unused portion of the facility of 17.5 basis points. Both the LIBOR credit spread and the unused fee are based on the Company’s debt-to-EBITDA ratio at the end of each fiscal quarter. The facility expires in April 2010.

The credit agreement includes financial covenants and other customary terms and conditions. The maturity date for the facility may be accelerated upon the occurrence of various events of default, including breaches of the credit agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default. The interest rates under the facility vary and are based on a bank’s reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio for the Company determined by a formula tied to the Company’s debt and its adjusted income.

As of June 30, 2006 and 2005, the Company had outstanding borrowings under this facility of $63.0 and $6.8 million, respectively. Because the credit agreement provides for possible acceleration of the maturity date of the facility based on provisions that are not objectively determinable, the outstanding borrowings as of June 30, 2006 and 2005 are classified as part of the current portion of the Company’s long-term debt. Additionally, the Company had outstanding standby letters of credit under the facility of $60.6 and $29.1 million at June 30, 2006 and 2005, respectively, primarily related to its self-insurance program and Department of Education requirements surrounding Title IV funding. Unused available credit under the facility at June 30, 2006 and 2005 was $226.4 and $314.2 million, respectively.

Equipment and Leasehold Notes Payable

The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2011. The capital lease obligations are collateralized by the assets purchased under the agreement.

Other Notes Payable

Within other notes payable are mortgage notes for $8.8 and $10.3 million at June 30, 2006 and 2005, respectively, related to the Company’s distribution centers in Chattanooga, Tennessee and Salt Lake City, Utah. The note for the Salt Lake City distribution center is secured by that distribution center and the note for the Chattanooga distribution center is unsecured. Additionally, the Company had $3.9 and $1.2 million in unsecured outstanding notes at June 30, 2006 and 2005, respectively, related to debt assumed in acquisitions.

5.   DERIVATIVE FINANCIAL INSTRUMENTS:

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and, to a lesser extent, foreign currency denominated transactions. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. As of June 30, 2006 and 2005, the Company had the following outstanding debt balances:

	June 30,
	2006	2005
	(Dollars in thousands)
Fixed rate debt	$471,928	$413,526
Variable rate debt	150,341	155,250
	$622,269	$568,776

Considering the Company’s policy of maintaining variable rate debt instruments, a one percent change in interest rates (including the impact of existing interest rate swap contracts) may impact the Company’s interest expense by approximately $1.5 million. To reduce the volatility associated with interest rate movements, the Company has entered into the following financial instruments:

Cash Flow Hedges

Interest Rate Swaps

During the second quarter of fiscal year 2006, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2006, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

The Company had an interest rate swap contract that paid fixed rates of interest and received variable rates of interest (based on the three-month LIBOR rate) on a notional amount of indebtedness of $11.8 million at June 30, 2004. Consistent with the cash flow hedges discussed above, this cash flow hedge was recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity. During the fourth quarter of fiscal year 2005, this cash flow swap and the underlying hedged debt matured.

When interest payments are made on the underlying hedged items, a pre-tax adjustment to interest expense based on the net settlement amounts on the swaps is recorded in the Consolidated Statement of Operations and, therefore, amounts are transferred out of accumulated other comprehensive income to earnings at each interest payment date.

Forward Foreign Currency Contracts

On February 1, 2006, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $15.8 million U.S. dollars, with maturation dates between July 2006

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

and May 2009. The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and are effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions related to monthly product shipments from the U.S. to Canadian salons. These cash flow hedges were recorded at fair value within accrued expenses in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

When the inventory from the hedged forecasted transaction is sold to an external party by the salon and, therefore, impacts cost of goods sold in the Company’s Consolidated Statement of Operations, amounts are transferred out of accumulated other comprehensive income to earnings. The Company uses an inventory turnover ratio (based on historical results) to estimate the timing of sales to an external third party. Therefore, amounts will be transferred from accumulated other comprehensive income into earnings based on this inventory turnover ratio.

Financial Statement Impact of Cash Flow Hedges

The cumulative tax-effected net gain recorded in accumulated other comprehensive income, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow hedges was $1.9 million at June 30, 2006 and $0.4 million at June 30, 2005 . The cumulative tax-effected net loss recorded in accumulated other comprehensive income at June 30, 2004 was $0.3 million. The following table depicts the hedging activity in other comprehensive income related to the cash flow hedges for the years ended June 30, 2006, 2005 and 2004.

	2006	2005	2004
	(Dollars in thousands)
Tax-effected gain (loss) on cash flow hedges recorded in other comprehensive income:
Realized net loss transferred from other comprehensive income to earnings	$50	$271	$386
Unrealized net gain (loss) from changes in fair value of cash flow hedges	1,416	480	(231)
	$1,466	$751	$155

As of June 30, 2006, the Company estimates, based on current interest rates, that approximately $0.2 million of tax-effected charges to interest expense will be recorded in the Consolidated Statement of Operations during the next twelve months. Additionally, based on current forward exchange rates, the Company estimates that less than $0.1 million of tax-effected charges to cost of goods sold will be recorded in the Consolidated Statement of Operations in the next twelve months

Fair Value Hedges

The Company has interest rate swap contracts under which it pays variable rates of interest (based on the three-month LIBOR rate plus a credit spread) and receives fixed rates of interest on an aggregate $36.0 and $48.5 million notional amount at June 30, 2006 and 2005, respectively, with maturation dates between July 2006 and July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value hedges.

During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal year 2005 and 2003, respectively, which are deferred in long-term debt in the Consolidated Balance Sheet and are being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.5, $0.3 and $0.3 million of the deferred gain was amortized against interest expense during fiscal years 2006, 2005 and 2004, respectively, resulting in a remaining deferred gain of $1.4 and $1.9 million in long-term debt at June 30, 2006 and 2005, respectively.

The Company’s outstanding fair value hedges are recorded at fair value within either other assets or other noncurrent liabilities (depending on whether the fair value adjustment is favorable or unfavorable) in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt. This adjustment resulted in a decrease to the debt balance of less than $0.1 million at June 30, 2006 and an increase of $0.6 million at June 30, 2005. No hedge ineffectiveness occurred during fiscal year 2006, 2005 or 2004. As a result, the fair value hedges did not have a net impact on earnings.

Hedge of Net Investments in Foreign Operations

The Company has numerous investments in foreign subsidiaries, and the net assets of these subsidiaries are exposed to exchange rate volatility. The Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. At June 30, 2006 and 2005, the Company had a cross-currency swap with a notional amount of $21.3 million to hedge a portion of its net investments in its foreign operations. The purpose of this hedge is to protect against adverse movements in exchange rates. The cross-currency swap hedged approximately 11 and nine percent of the Company’s total net investments in foreign operations at June 30, 2006 and 2005, respectively.

The Company’s cross-currency swap is recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet. At June 30, 2006 and 2005, the Company’s net investment in this derivative financial instrument was in an $9.4 and $8.5 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset is charged to the cumulative translation adjustment account, which is a component of accumulated other comprehensive income set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $8.1 and $6.9 million at June 30, 2006 and 2005, respectively. For the years ended June 30, 2006, 2005 and 2004, $1.2, $0.6 and $2.2 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

6.   COMMITMENTS AND CONTINGENCIES:

Operating Leases:

The Company is committed under long-term operating leases for the rental of most of its company-owned salon, beauty school and hair restoration center locations. The original terms of the leases range from one to 20 years, with many leases renewable for an additional five to ten year term at the option of the Company, and certain leases include escalation provisions. For certain leases, the Company is required to pay additional rent based on a percent of sales in excess of a predetermined amount and, in most cases, real estate taxes and other expenses. Rent expense for the Company’s international department store salons is based primarily on a percent of sales.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.

During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the first quarter of fiscal year 2006, which was the date that it obtained the legal right to use and control the property. The original lease term ends in 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $10.6 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

Rent expense in the Consolidated Statement of Operations excludes $28.9, $31.1 and $31.0 million in fiscal years 2006, 2005 and 2004, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements in accordance with specific franchise agreements. The net rental income resulting from such arrangements totaled $0.5 million in each of fiscal years 2006, 2005 and 2004, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2006	2005	2004
	(Dollars in thousands)
Minimum rent	$262,166	$229,180	$194,730
Percentage rent based on sales	15,036	16,468	17,314
Real estate taxes and other expenses	73,724	65,336	57,385
	$350,926	$310,984	$269,429

Future Minimum Lease Payments:

As of June 30, 2006, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

	Corporate	Reimbursable
Fiscal year	leases	franchisee leases
	(Dollars in thousands)
2007	$272,131	$40,487
2008	237,477	35,183
2009	195,841	28,650
2010	153,272	21,138
2011	106,574	12,348
Thereafter	176,912	10,539
Total minimum lease payments	$1,142,207	$148,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

In addition to the amounts listed in the table above, the Company is guarantor on a limited number of equipment lease agreements between its franchisees and leasing companies. If the franchisee should fail to make payments, in accordance with the lease, the Company will be held liable under such agreements and retains the right to possess the related salon operations. The Company believes the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which it could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $1.0 million at June 30, 2006, terminate at various dates between June 2007 and May 2011. Management has not experienced and does not expect any material loss to result from these arrangements.

Salon Development Program:

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons and beauty schools.

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

7.   LITIGATION

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period. In June, 2006, without admitting any liability, the Company settled the collective action lawsuit in which violations of the Fair Labor Standards Act (FLSA) were alleged.

8.   INCOME TAXES:

The provision for income taxes consists of:

	2006	2005	2004
	(Dollars in thousands)
Current:
United States	$50,426	$55,732	$33,947
International	2,795	5,618	9,313
Deferred:
United States	5,555	(10,476)	15,149
International	1,799	952	212
	$60,575	$51,826	$58,621

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

On October 4, 2004, President Bush signed an Act into law that included a provision reinstating the Work Opportunity and Welfare-to-Work Credits. The reinstatement was retroactive to January 1, 2004 and the credits were available through December 31, 2005. This change in tax law had a benefit of approximately $0.8 million and $1.8 million for fiscal years 2006 and 2005, respectively.

Additionally, President Bush signed into law the American Jobs Creation Act of 2004 (Act) on October 22, 2004. The Act created, among other things, a temporary incentive for United States (U.S.) multinational companies to repatriate accumulated income earned outside the U.S. at an effective U.S. income tax rate as low as 5.25 percent as long as the repatriated income is invested in the U. S. pursuant to a plan. On January 13, 2005, the Internal Revenue Service issued its guidelines for applying the repatriation provisions of the Act, including guidance on qualifying dividends and qualifying reinvestment plans. The Company completed an evaluation of the repatriation provisions and Treasury guidance and determined that there was no advantage to electing repatriation under the Act.

The fiscal year 2005 income tax rate was adversely affected by the goodwill impairment write-down which is not deductible for tax purposes. Under the accounting rules, this is considered a discrete event, the effects of which are fully recognized in the period in which the event occurred.

The components of the net deferred tax asset (liability) are as follows:

	2006	2005
	(Dollars in thousands)
Net current deferred tax asset:
Insurance	$1,176	$3,955
Payroll and payroll related costs	7,853	7,027
Nonrecurring items	353	368
Reserve for impaired assets	3,486	2,389
Deferred franchise fees	558	411
Other, net	2,798	3,079
	$16,224	$17,229
Net noncurrent deferred tax liability:
Depreciation and amortization	$(118,548)	$(101,372)
Deferred rent	16,697	12,130
Payroll and payroll related costs	14,422	12,905
Derivatives	2,623	3,180
Other, net	(535)	(506)
	$(85,341)	$(73,663)

The components of income before income taxes are as follows:

	2006	2005	2004
	(Dollars in thousands)
Income before income taxes:
United States	$142,491	$122,669	$129,545
International	27,662	(6,212)	33,294
	$170,153	$116,457	$162,839

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2006	2005	2004
	(Dollars in thousands)
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	2.5	2.1
Tax effect of goodwill impairment	—	11.0	—
Foreign income taxes at other than U.S. rates	(2.5)	(4.6)	(2.9)
Work Opportunity Tax Credits	(0.5)	(1.5)	(0.3)
Other, net	1.2	2.1	2.1
	35.6%	44.5%	36.0%

As of June 30, 2006 and 2005, undistributed earnings of international subsidiaries of approximately $41.8 and $15.3 million, respectively, were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

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

Stock Purchase Plan:

The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under terms of the plan, eligible employees may purchase the Company’s common stock through payroll deductions. The Company contributes an amount equal to 15 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million (the Board of Directors elected to increase the maximum aggregate contribution from $4.0 to $5.0 million during fiscal year 2004, and again elected to increase it to $10.0 million during fiscal year 2006). At June 30, 2006, cumulative contributions to the ESPP totaled $5.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Franchise Stock Purchase Plan:

The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company’s common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. At June 30, 2006, cumulative contributions to the FSPP totaled $0.1 million.

Summary of Benefit Plans

Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years in the period ended June 30, 2006, included the following:

	2006	2005	2004
	(Dollars in thousands)
Profit sharing plan	$2,650	$—	$3,665
Executive Profit Sharing Plan	389	—	735
ESPP	689	617	521
FSPP	16	15	7

Stock Options:

The 2004 Long Term Incentive Plan (2004 Plan) was approved by shareholders on October 28, 2004 and provides for, among other things, the granting of stock options. Refer to the discussion of the 2004 Plan in the latter portion of this Note for additional details.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

Common shares available for grant under the Company’s 2000 Plan were 250,066, 337,300 and 453,100 shares as of June 30, 2006, 2005 and 2004, respectively, and common shares available for grant under the Company’s 2004 Plan were 1,971,350 and 2,147,500 at June 30, 2006 and 2005, respectively.

Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
		Weighted Average
	Shares	Exercise Price
Balance, June 30, 2003	5,686,638	$17.30
Granted	157,000	40.89
Cancelled	(111,276)	24.49
Exercised	(1,135,939)	15.28
Balance, June 30, 2004	4,596,423	18.32
Granted	125,500	35.49
Cancelled	(9,700)	23.53
Exercised	(1,039,623)	16.59
Balance, June 30, 2005	3,672,600	19.43
Granted	135,000	35.33
Cancelled	(47,766)	26.95
Exercised	(851,892)	17.02
Balance, June 30, 2006	2,907,942	$20.59

At June 30, 2006, 2,455,787 shares with a $18.12 per share weighted average exercise price and a weighted average remaining contractual life of 4.1 years were exercisable. The total intrinsic value was $43.3 million. There are an additional 412,676 shares expected to vest with a $20.59 per share weighted average exercise price and a weighted average remaining contractual life of 4.8 years. The total intrinsic value is $1.1 million.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock option plans, as well as pro forma information.

2004 Long Term Incentive Plan:

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders’ meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to employees and directors of the Company. The 2004 Plan expires on May 26, 2014. A maximum of 2,500,000 shares of the Company’s common stock are available for issuance pursuant to grants and awards made under the 2004 Plan. Stock options, SARs and restricted stock under the 2004 Plan generally vest pro rata over five years and have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length. See Note 1 to the Consolidated Financial Statements for discussion of the Company’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

No stock options have been granted under the 2004 Plan. Grants of restricted stock and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding	Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Balance, June 30, 2003	—	N/A	—	N/A
Granted	72,500	$42.79	110,750	$42.79
Balance, June 30, 2004	72,500	42.79	110,750	42.79
Granted	85,250	35.49	97,750	35.49
Cancelled	(2,000)	42.79	(11,750)	42.79
Vested/Exercised	(14,100)	42.79	—	—
Balance, June 30, 2005	141,650	38.40	196,750	39.16
Granted	85,500	35.33	96,500	35.33
Cancelled	(2,850)	39.59	(3,250)	39.98
Vested/Exercised	(31,445)	38.67	(58,750)	40.31
Balance, June 30, 2006	192,855	$36.92	231,250	$36.87

Other:

The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company. The key executives’ benefits are based on years of service and the employee’s compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts and a discount rate based on the Aa Bond index rate (5.25 and 6.25 percent at June 30, 2006 and 2005, respectively). Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $2.4, $2.2 and $2.1 million for fiscal years 2006, 2005 and 2004, respectively. Related obligations totaled $15.3 and $12.9 million at June 30, 2006 and 2005, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund its future obligations under this plan through company-owned life insurance policies on the participants. Cash values of these policies totaled $12.8 and $10.9 million at June 30, 2006 and 2005, respectively, and are included in other assets in the Consolidated Balance Sheet.

The Company also has entered into an agreement with the Vice Chairman of the Board of Directors (the Vice Chairman), providing that the Vice Chairman will continue service with the Company until at least May 2007. The Company has agreed to pay the Vice Chairman an annual amount of $0.6 million, adjusted for inflation, for the remainder of his life. The Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the Vice Chairman’s spouse, payable upon his death, at a rate of one half of his deferred compensation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.3 million for each of fiscal years 2006, 2005 and 2004. All service costs will be fully recognized by May 2007. Related obligations totaled $4.6 and $4.3 million at June 30, 2006 and 2005, respectively, and are included in other non-current liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the Vice Chairman. Cash values of these policies totaled $2.8 and $2.6 million at June 30, 2006 and 2005, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

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

Stock Repurchase Plan:

In May 2000, the Company’s Board of Directors approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the Repurchase of the Company’s Stock. The Board of Directors elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of June 30, 2006, 2005, and 2004, a total accumulated 3.0, 2.4 and 1.8 million shares have been repurchased for $96.8, $76.5 and $53.4 million, respectively. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at June 30, 2006, $103.2 million remains to be repurchased under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.   SEGMENT INFORMATION:

The Company operates or franchises 9,293 North American salons (located in the United States, Canada and Puerto Rico), 2,040 international salons and 54 beauty schools. Additionally, the Company operates or franchises 90 hair restoration centers, stemming from its purchase of Hair Club during December 2004. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. Each of the concepts offer similar products and services, concentrates on the mass market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s newly acquired hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate reportable operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company’s headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2006, 2005 and 2004:

	For the Year Ended June 30, 2006
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,395,953	$133,323	$58,281	$46,471	$—	$1,634,028
Product	601,332	53,796	5,671	58,143	—	718,942
Royalties and fees	39,263	33,543	—	5,088	—	77,894
	2,036,548	220,662	63,952	109,702	—	2,430,864
Operating expenses:
Cost of service	806,024	71,110	24,757	26,624	—	928,515
Cost of product	316,980	32,168	4,278	17,592	—	371,018
Site operating expenses	175,039	9,755	10,272	4,536	—	199,602
General and administrative	108,362	41,963	8,270	23,254	112,243	294,092
Rent	293,571	42,756	6,999	6,215	1,385	350,926
Depreciation and amortization	80,011	9,348	2,610	9,908	14,026	115,903
Terminated acquisition income, net	—	—	—	—	(33,683)	(33,683)
Total operating expenses	1,779,987	207,100	57,186	88,129	93,971	2,226,373
Operating income (loss)	256,561	13,562	6,766	21,573	(93,971)	204,491
Other income (expense):
Interest	—	—	—	—	(34,989)	(34,989)
Other, net	—	—	—	—	651	651
Income (loss) before income taxes	$256,561	$13,562	$6,766	$21,573	$(128,309)	$170,153
Total assets	$1,030,720	$184,296	$177,295	$259,739	$330,014	$1,982,064
Long-lived assets	340,105	30,094	16,003	7,203	90,359	483,764
Capital expenditures	71,507	8,978	3,681	2,833	32,915	119,914
Purchases of salon assets	82,123	4,556	62,753	8,176	—	157,608

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	For the Year Ended June 30, 2005
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,270,444	$139,629	$31,848	$24,415	$—	$1,466,336
Product	563,529	51,143	2,063	31,685	—	648,420
Royalties and fees	40,238	36,012	—	3,288	—	79,538
	1,874,211	226,784	33,911	59,388	—	2,194,294
Operating expenses:
Cost of service	737,045	74,344	11,535	13,525	—	836,449
Cost of product	293,336	30,745	1,288	10,267	—	335,636
Site operating expenses	166,680	9,750	4,319	2,307	—	183,056
General and administrative	99,210	42,357	5,097	12,712	100,831	260,207
Rent	262,818	41,523	2,943	3,242	458	310,984
Depreciation and amortization	67,042	7,879	1,263	5,071	10,498	91,753
Goodwill impairment	—	38,319	—	—	—	38,319
Total operating expenses	1,626,131	244,917	26,445	47,124	111,787	2,056,404
Operating income (loss)	248,080	(18,133)	7,466	12,264	(111,787)	137,890
Other income (expense):
Interest	—	—	—	—	(24,385)	(24,385)
Other, net	—	—	—	—	2,952	2,952
Income (loss) before income taxes	$248,080	$(18,133)	$7,466	$12,264	$(133,220)	$116,457
Total assets	$949,149	$180,375	$72,357	$248,024	$276,071	$1,725,976
Long-lived assets	322,581	27,477	9,066	6,801	69,399	435,324
Capital expenditures	73,831	6,895	857	1,750	17,764	101,097
Purchases of salon assets	103,022	3,018	18,107	211,233	—	335,380

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

	For the Year Ended June 30, 2004
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,131,325	$125,442	$14,465	$—	$—	$1,271,232
Product	532,843	44,758	678	—	—	578,279
Royalties and fees	41,378	32,254	—	—	—	73,632
	1,705,546	202,454	15,143	—	—	1,923,143
Operating expenses:
Cost of service	649,898	63,766	4,860	—	—	718,524
Cost of product	273,119	29,967	398	—	—	303,484
Site operating expenses	153,564	8,410	1,391	—	—	163,365
General and administrative	90,228	33,589	1,720	—	89,073	214,610
Rent	230,726	37,081	1,174	—	448	269,429
Depreciation and amortization	58,601	7,162	385	—	8,835	74,983
Total operating expenses	1,456,136	179,975	9,928	—	98,356	1,744,395
Operating income (loss)	249,410	22,479	5,215	—	(98,356)	178,748
Other income (expense):
Interest	—	—	—	—	(17,064)	(17,064)
Other, net	—	—	—	—	1,155	1,155
Income (loss) before income taxes	$249,410	$22,479	$5,215	$—	$(114,265)	$162,839
Total assets	$783,737	$196,167	$40,355	$—	$251,600	$1,271,859
Long-lived assets	292,430	25,635	6,093	—	57,745	381,903
Capital expenditures	64,659	5,601	2,765	—	1,051	74,076
Purchases of salon assets	80,135	5,093	24,978	—	—	110,206

Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30,
	2006		2005		2004
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	$2,102,063	$432,377	$1,870,226	$388,964	$1,632,791	$340,250
Other countries	328,801	51,387	324,068	46,360	290,352	41,653
Total	$2,430,864	$483, 764	$2,194,294	$435,324	$1,923,143	$381,903

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2006
Revenues	$584,229	$606,623	$604,047	$635,965	$2,430,864
Gross margin, including site depreciation	238,926	248,112	242,598	257,320	986,956
Operating income(a)	41,320	50,234	36,992	75,945	204,491
Net income(a)	22,159	27,310	18,594	41,515	109,578
Net income per basic share	0.49	0.61	0.41	0.92	2.43
Net income per diluted share(b)	0.48	0.59	0.40	0.90	2.36
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2005
Revenues	$506,222	$537,332	$557,264	$593,476	$2,194,294
Gross margin, including site depreciation	203,788	215,312	223,521	241,714	884,335
Operating income(c)	42,747	44,598	1,346	49,199	137,890
Net income (loss)(c)	25,192	26,484	(16,550)	29,505	64,631
Net income (loss) per share	0.57	0.59	(0.37)	0.66	1.45
Net income (loss) per diluted share(b)	0.54	0.57	(0.37)	0.64	1.39
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

a)                Fiscal year 2006 operating and net income were impacted by several items which caused results of operations to fluctuate from prior years. The most significant of these items included:

•       A net settlement gain of $39.4 million ($25.3 million net of tax) was recognized during the fourth quarter of  fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated Merger Agreement for Sally Beauty Company. The termination fee gain is net of direct transaction related expenses associated with terminated Merger Agreement. An additional $5.7 million of direct transaction related expenses were expensed in the third quarter of fiscal year 2006.

•       An impairment charge of $4.3 million ($2.8 million net of tax) related to a cost method investment was recorded in the fourth quarter of fiscal year 2006.

•       Charges of $8.4 ($5.4 net of tax) million related to the impairment of property and equipment at underperforming locations were recorded during fiscal year 2006.

•       A $6.5 million ($4.2 million net of tax) charge associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business was recorded in fiscal 2006.

•       A $2.8 million ($1.8 million net of tax) charge was incurred during the fourth quarter of 2006 (included in general and administrative expenses) related to the settlement of a wage and hour lawsuit under the Fair Labor Standards Act (FLSA).

b)               The summation of quarterly net income per share does not equate to the calculation for the full fiscal year as quarterly calculations are performed on a discrete basis.

c)                Fiscal year 2005 operating and net income was impacted by the following significant items:

•       An impairment charge of $38.3 million ($38.3 million net of tax) related to goodwill associated with the Company’s European business was recorded in the third quarter of fiscal year 2005.

•       Charges of $3.6 ($2.4 net of tax) million related to the impairment of property and equipment at underperforming locations were recorded during fiscal year 2005.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended June 30, 2006. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

In Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2006. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided an attestation report on management’s assessment of internal control over financial reporting. The full text of management’s report and PricewaterhouseCooper’s attestation report appear on pages 60 through 62 herein.

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

Item 9B.                  Other Information

Attached as Exhibit 10(nn) and incorporated herein by reference is a copy of a press release dated July 12, 2006 reporting the Company’s consolidated revenues and consolidated same-store sales for the quarter and year ended June 30, 2006. The information set forth under this Item 9B. is intended to be furnished under this Item 9B. and also “Item 2.02, Results of Operations and Financial Condition” of Form 8-K. Such information, including Exhibit 10(nn) attached to this Form 10-K, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

PART III

Item 10.                   Directors and Executive Officers of the Registrant

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included in the sections titled “Election of Directors” and “Functioning of Board and Committees” of the Company’s Proxy Statement dated September 20, 2006, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company’s executive officers is included under “Executive Officers” in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company’s audit committee and audit committee financial expert, as well nominating committee functions, is included in the section titled “Committees of the Board” and shareholder communications with directors is included in the section titled “Communications with the Board” of the Company’s Proxy Statement dated September 20, 2006, and is incorporated herein by reference.

The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics, that applies to all employees, including the Company’s chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company’s website at www.regiscorp.com, under the heading “Corporate Governance / Guidelines” (within the “Investor Information” section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company’s Corporate Governance Guidelines may be found on the Company’s website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company’s Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.                   Executive Compensation

Executive compensation included in the sections titled “Compensation Committee Report on Executive Compensation,” “Summary Compensation Table,” “Stock Option Grants,” “Stock Option Exercises and Option Values,” “Director Compensation,” “Comparative Stock Performance,” and “Employment Arrangements” of the Company’s Proxy Statement dated September 20, 2006, is incorporated herein by reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Certain Beneficial Owners and Management in the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s Proxy Statement dated September 20, 2006 is incorporated herein by reference.

The following table provides information about the Company’s common stock that may be issued under all of the Company’s stock-based compensation plans in effect as of June 30, 2006.

Number of securities
remaining available for
future issuance under
	Number of Securities to be		equity compensation
	issued upon exercise of	Weighted-average exercise	plans (excluding
	outstanding options,	price of outstanding	securities reflected
	warrants and rights	options, warrants and rights	in the column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	3,139,192	$20.59	2,221,416 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	3,139,192	$20.59	2,221,416

(1)          Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan., as well as shares granted through stock appreciation rights under the 2004 Long Term Incentive Plan. Information regarding the stock-based compensation plans is included in Notes 1 and 9 to the Consolidated Financial Statements.

(2)          The Company’s 2004 Long Term Incentive Plan (2004 Plan) provides for the issuance of a maximum of 2,500,000 shares of the Company’s common stock through stock options, stock appreciation rights or restricted stock. As of June 30, 2006, 192,855 shares of restricted stock are outstanding under the 2004 Plan, which are not reflected in this table. However, the remaining 1,971,350 common shares available for grant under the 2004 Plan (which are available for grant as restricted stock, as well as stock options or stock appreciation rights) are included in the number of securities remaining available for future issuance under equity compensation plans as disclosed in this table.

Item 13.                   Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the section titled “Certain Relationships and Related Transactions” of the Company’s Proxy Statement dated September 20, 2006, and is incorporated herein by reference.

Item 14.                   Principal Accounting Fees and Services

A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled “Independent Registered Public Accounting Firm” of the Company’s Proxy Statement dated September 20, 2006 and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

(a)           (1).  All financial statements:

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8, pages 58 through 99 of this Form 10-K.

(2).      Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts as of June 30, 2006, 2005 and 2004.

All other schedules are inapplicable to the Company, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(b)          Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number/Description

3(a)

Election of the Registrant to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Registrant, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company’s Report on Form 10-Q for the period ended December 31, 2005.

3(b)	By-Laws of the Registrant. (Incorporated by reference to Exhibit 3(b) to the Company’s Report on Form 10-Q for the period ended December 31, 2005.)
4(a)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G dated February 4, 1997.)
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

10(c)

Form of Amendment to Employment and Deferred Compensation Agreement between the Company and six executive officers. (Incorporated by reference to Exhibit 10.6 of the Company’s Report on Form 8-K dated January 13, 2006.

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

10(l)

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

10(o)

Amendment dated January 10, 2006 to Compensation and Non-Competition Agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.4 of the Company’s Report on Form 8-K dated January 13, 2006.)

10(p)

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

10(u)

Term Note C Agreement between the Registrant and LaSalle National Bank dated September 1, 1998. (Incorporated by reference to Exhibit 10(mm) of the Company’s Report on Form 10-Q dated November 9, 1998, for the quarter ended September 30, 1998.)

10(v)

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

10(aa)	Private Shelf Agreement dated October 3, 2000. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q dated November 13, 2000, for the quarter ended September 30, 2000.)
10(bb)

Term Note I-1 agreement between the Registrant and Prudential Insurance Company of America dated October 3, 2000. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K dated September 12, 2001, for the year ended June 30, 2001.)

10(cc)

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

10(ee)

Series B Senior Note between the Registrant and purchasers listed in the attached schedule A as referred to in 10(aa). (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K dated September 24, 2002, for the year ended June 30, 2002.)

10(ff)

Series J Senior Notes between the Registrant and purchasers listed in the attached purchaser schedule. (Incorporated by reference to Exhibit 10(dd) of the Company’s Report on Form 10-K dated September 17, 2003, for the year ended June 30, 2003.)

10(gg)

$11.9 million term loan between the Registrant and ILC, dated November 26, 2003. (Incorporated by reference to Exhibit 10(ee) of the Company’s Report on Form 10-K dated September 10, 2004, for the year ended June 30, 2004.)

10(hh)	2004 Long Term Incentive Plan (Draft). (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-K dated September 10, 2004, for the year ended June 30, 2004.)
10(ii)

Purchase Agreement between Regis Corporation and Hair Club for Men and Women, Inc. (Incorporated by reference to Exhibit 2 of the Company’s Report on Form 10-Q dated February 9, 2005, for the quarter ended December 31, 2004.)

10(jj)	Lease agreement between Regis, Inc. and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company’s Report on Form 8-K dated May 2, 2005.)
10(kk)

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

10(ll)	Master Note Purchase Agreement dated as of March 15, 2005. (Incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K dated April 7, 2005.)
10(mm)	First Amendment to Note Purchase Agreement dated as of March 1, 2005. (Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K dated April 7, 2005.)
10(nn)	2004 Short Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(ll) of the Company’s Report on Form 10-K dated September 9, 2005, for the year ended June 30, 2005.)
23	Consent of PricewaterhouseCoopers LLP
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Regis Corporation News Release dated July 12, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Regis Corporation
By	/s/ PAUL D. FINKELSTEIN
Paul D. Finkelstein,
Chairman of the Board of Directors, President and Chief Executive Officer
By	/s/ RANDY L. PEARCE
Randy L. Pearce,
Senior Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
DATE: September 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN	Date: September 8, 2006
Paul D. Finkelstein, Chairman of the Board of Directors
/s/ MYRON KUNIN	Date: September 8, 2006
Myron Kunin, Vice Chairman of the Board of Directors
/s/ DAVID B. KUNIN	Date: September 8, 2006
David B. Kunin, Director
/s/ ROLF BJELLAND	Date: September 8, 2006
Rolf Bjelland, Director
/s/ VAN ZANDT HAWN	Date: September 8, 2006
Van Zandt Hawn, Director
/s/ SUSAN S. HOYT	Date: September 8, 2006
Susan S. Hoyt, Director
/s/ THOMAS L. GREGORY	Date: September 8, 2006
Thomas L. Gregory, Director

REGIS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
as of June 30, 2006, 2005 and 2004
(dollars in thousands)

	Balance at	Charged to					Balance at
	beginning	costs and	Charged to				end of
Description	of period	expenses	Other Accounts		Deductions		period
Valuation Account, Allowance for doubtful accounts
June 30, 2006	$3,464	$5,238	$92	(1)	$2,589	(2)	$6,205
June 30, 2005	2,841	456	483	(3)	316	(2)	3,464
June 30, 2004	3,686	1,334	148	(1)	2,327	(2)	2,841

(1)          Represents the effect of foreign currency exchange rate fluctuations.

(2)          Represents primarily the write off of uncollectible receivables.

(3)          Related to the acquisition of receivables.