Form 10-Q
period 2006-09-30
REGIS CORP
filed 2006-11-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

N/A
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2006:

Common Stock, $.05 par value	45,058,062
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of September 30, 2006 and June 30, 2006
(Dollars in thousands, except per share amounts)

	September 30, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$146,860	$135,397
Receivables, net	73,652	62,558
Inventories	207,720	193,999
Deferred income taxes	15,938	16,224
Other current assets	44,038	33,588
Total current assets	488,208	441,766

Property and equipment, net	490,610	483,764
Goodwill	795,398	778,228
Other intangibles, net	216,858	216,831
Other assets	70,121	61,475

Total assets	$2,061,195	$1,982,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$153,326	$101,912
Accounts payable	80,599	70,807
Accrued expenses	223,415	230,236
Total current liabilities	457,340	402,955

Long-term debt	537,770	520,357
Other noncurrent liabilities	188,527	187,345
Total liabilities	1,183,637	1,110,657

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at September 30, 2006 and June 30, 2006
Common stock, $.05 par value; issued and outstanding 44,858,121 and 45,303,459 common shares at September 30, 2006 and June 30, 2006, respectively	2,244	2,266
Additional paid-in capital	213,982	232,284
Accumulated other comprehensive income	61,288	58,066
Retained earnings	600,044	578,791

Total shareholders’ equity	877,558	871,407

Total liabilities and shareholders’ equity	$2,061,195	$1,982,064

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended September 30, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2006	2005
Revenues:
Service	$434,552	$390,969
Product	184,925	173,752
Royalties and fees	19,766	19,508
	639,243	584,229

Operating expenses:
Cost of service	245,525	221,859
Cost of product	94,229	88,536
Site operating expenses	55,806	49,716
General and administrative	77,953	74,067
Rent	92,172	82,835
Depreciation and amortization	29,542	25,896
Total operating expenses	595,227	542,909

Operating income	44,016	41,320

Other income (expense):
Interest	(9,838)	(8,264)
Other, net	811	799

Income before income taxes	34,989	33,855

Income taxes	(11,896)	(11,696)

Net income	$23,093	$22,159

Net income per share:
Basic	$0.51	$0.49
Diluted	$0.50	$0.48

Weighted average common and common equivalent shares outstanding:
Basic	45,044	44,964
Diluted	46,132	46,336

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the three months ended September 30, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$23,093	$22,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,068	21,768
Amortization	2,989	2,878
Deferred income taxes	5,039	83
Asset impairment	1,485	1,250
Excess tax benefits from stock-based compensation plans	(1,170)	(2,713)
Stock-based compensation	1,146	1,675
Other noncash items affecting earnings	187	(136)

Changes in operating assets and liabilities:
Receivables	(10,906)	2,488
Inventories	(11,875)	(14,514)
Other current assets	(10,196)	(9,558)
Other assets	(1,404)	(400)
Accounts payable	10,562	8,459
Accrued expenses	(6,933)	958
Other noncurrent liabilities	4,485	3,606
Net cash provided by operating activities	31,570	38,003

Cash flows from investing activities:
Capital expenditures	(23,929)	(29,654)
Proceeds from sale of assets	118	21
Purchase of salon, school and hair restoration center net assets, net of cash acquired	(22,767)	(35,963)
Loans and investments	(7,250)	—
Net investment hedge settlement	(8,897)	—
Net cash used in investing activities	(62,725)	(65,596)

Cash flows from financing activities:
Borrowings on revolving credit facilities	1,211,806	656,729
Payments on revolving credit facilities	(1,149,000)	(617,930)
Proceeds from issuance of long-term debt	25,000	—
Repayments of long-term debt	(25,458)	(12,051)
Excess tax benefits from stock-based compensation plans	1,170	2,713
Other, primarily increase in negative book cash balances	1,177	3,426
Repurchase of common stock	(25,057)	—
Proceeds from issuance of common stock	3,857	5,274
Dividends paid	(1,840)	(1,805)
Net cash provided by financing activities	41,655	36,356

Effect of exchange rate changes on cash and cash equivalents	963	327

Increase in cash and cash equivalents	11,463	9,090

Cash and cash equivalents:
Beginning of period	135,397	102,718
End of period	$146,860	$111,808

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2006 and for the three months ended September 30, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2006 and the consolidated results of its operations and its cash flows for the interim periods.  Adjustments consist only of normal recurring items, except for any discussed in the notes below.  The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2006 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP).  The unaudited interim Condensed Consolidated Financial Information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed financial information of the Company for the three month periods ended September 30, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated November 3, 2006 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually. Cost of product sold to salon customers is determined based on the actual cost of product to the Company, adjusted for an estimated shrinkage factor.  Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

Stock-Based Employee Compensation:

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

A summary of option activity under the Plan as of September 30, 2006, and changes during the three month period then ended is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price ($)

Outstanding at July 1, 2006	2,908	$20.59
Granted	—	—
Exercised	(236)	16.25
Cancelled	(9)	38.02
Outstanding at September 30, 2006	2,663	$20.89
Exercisable at September 30, 2006	2,219	$18.26

There are an additional 420,493 shares expected to vest with a $34.03 weighted average exercise price and a weighted average remaining contractual life of 8.0 years. The total intrinsic value of options exercised during the three months ended September 30, 2006 and 2005, was $4.9 and $7.3 million, respectively.

As of September 30, 2006, 187,445 unvested restricted stock shares with a weighted average grant-date fair value of $36.91 were outstanding, of which 192,855 were outstanding at June 30, 2006.

As of September 30, 2006, 222,250 SARS with a weighted average grant-date fair value of $37.37 were outstanding, of which 231,250 were outstanding at June 30, 2006.

The company’s primary employee stock-based compensation grant occurs during the fourth quarter. The total unrecognized compensation cost related to unvested stock-based compensation arrangements was $12.8 million and the related weighted average period over which it is expected to be recognized is approximately 3.4 years.

Recent Accounting Pronouncements:

On July 13, 2006, FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48), was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (i.e., the beginning of the Company’s fiscal year 2008), and the provisions are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the beginning of the Company’s fiscal year 2009). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)).  SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans as of the end of the Company’s current fiscal year (i.e., in the Company’s fiscal year 2007 Annual Report on Form 10-K). The impact of initial adjustment will be recorded as an adjustment of the ending balance of other comprehensive income. Subsequent changes in funded status must also be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, SFAS No. 88 or SFAS No. 106. The Company has

unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company which will be subject to the provisions of SFAS No. 158.  The Company intends to fund its future obligations under these contracts through company-owned life insurance policies on the participants.  The Company is currently evaluating the impact of SFAS No. 158 on its Consolidated Financial Statements.

2.             SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The decrease in additional paid-in capital during the three months ended September 30, 2006 was due to the following:

(Dollars in thousands)
Balance, June 30, 2006	$232,284
Exercise of stock options	3,845
Tax benefit realized upon exercise of stock options	1,730
Stock-based compensation	1,146
Stock repurchase	(25,023)
Balance, September 30, 2006	$213,982

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2006 and 2005 were as follows:

	Components of Comprehensive Income For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Net income	$23,093	$22,159
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1,046)	1
Change in cumulative foreign currency translation, net of taxes	4,268	2,508

Total comprehensive income	$26,315	$24,668

3.                                      NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
(Shares in thousands)	2006	2005
Weighted average shares for basic earnings per share	45,044	44,964
Effect of dilutive securities:
Dilutive effect of stock-based compensation	1,024	1,232
Contingent shares issuable under contingent stock agreements (see Note 5).	64	140
Weighted average shares for diluted earnings per share	46,132	46,336

Stock options, SARs and restricted stock representing 675,052 and 437,750 shares were excluded from the shares used in the computation of diluted earnings per share for the three months ended September 30, 2006 and 2005, respectively, as they were anti-dilutive.

Restricted stock awards of 187,445 and 141,650 shares for the three months ended September 30, 2006 and 2005, respectively, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.             GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of September 30, 2006 and June 30, 2006.

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated

Balance at June 30, 2006	$520,314	$41,224	$81,886	$134,804	$778,228
Goodwill acquired	14,524	456	2,147	(1,316)	15,811
Translation rateadjustments	329	930	100	—	1,359
Balance at September 30, 2006	$535,167	$42,610	$84,133	$133,488	$795,398

Goodwill acquired includes adjustments to prior year acquisitions, including the finalization of the purchase price allocation to identifiable intangible assets of the hair restoration centers which resulted in the decrease to the recorded goodwill for that segment during the quarter.

The table below presents other intangible assets as of September 30, 2006 and June 30, 2006:

	September 30, 2006			June 30, 2006
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Brand assets and trade names	$110,467	$(7,779)	$102,688	$110,087	$(7,019)	$103,068
Customer list	48,743	(10,035)	38,708	48,743	(7,598)	41,145
Franchise agreements	26,301	(6,320)	19,981	24,907	(5,967)	18,940
Product license agreements	15,985	(2,381)	13,604	15,784	(2,221)	13,563
School-related licenses	25,518	(771)	24,747	24,818	(613)	24,205
Non-compete agreements	676	(611)	65	674	(603)	71
Other	19,690	(2,625)	17,065	19,325	(3,486)	15,839
	$247,380	$(30,522)	$216,858	$244,338	$(27,507)	$216,831

All intangible assets have been assigned an estimated finite useful life and are amortized over the number of years that approximate their respective useful lives (ranging from four to 40 years). The Company follows the straight-line method of amortization, which approximates the economic benefit amortized to earnings in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	20
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets was approximately $2.8 and $2.7 million during the three months ended September 30, 2006 and 2005, respectively.   As of September 30, 2006, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2007	$11,450
2008	11,340
2009	11,087
2010	10,893
2011	10,776

5.             ACQUISITIONS, LOANS AND INVESTMENTS:

Acquisitions

During the three months ended September 30, 2006 and 2005, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2006 and 2005 and the allocation of the purchase prices were as follows:

	Allocation of Purchase Prices
	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Components of aggregate purchase prices:
Cash	$22,767	$35,963
Allocation of the purchase price:
Current assets	$1,969	$793
Property and equipment	2,992	3,266
Goodwill	15,811	23,802
Identifiable intangible assets	2,119	9,166
Net deferred income tax asset	607	—
Current liabilities	(79)	(1,064)
Long-term debt assumed	(652)	—
	$22,767	$35,963

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At June 30, 2006, one contingency of this type exists, which expires in March of 2008. Based on the September 30, 2006 market price, the Company would be required to provide an additional 64,371 shares with an aggregate market value on that date of $2.3 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired September 30, 2006. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons, beauty schools and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions and certain beauty school transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club, is not deductible for tax purposes due to the acquisition structure of the transaction.

During the three months ended September 30, 2006 and 2005, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Loans and Investments

During the three months ended September 30, 2006, the Company invested $5.3 million in the preferred stock of a privately held entity. This investment was recorded within other assets in the Condensed Consolidated Balance Sheet and as an investing activity within the Condensed Consolidated Statement of Cash Flows.

The Company also holds a 19.9 percent interest in the voting common stock of another privately held entity; the Company is accounting for this investment under the equity method. As of September 30 and June 30, 2006, the Company has $8.0 and $6.0 million, respectively, in long-term notes receivable outstanding under a credit agreement with the entity that is the majority corporate investor in this investment. The long-term notes receivable are included within other assets in the Condensed Consolidated Balance Sheet and as investing activities within the Condensed Consolidated Statement of Cash Flows. Refer to Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K for additional details.

6.             LITIGATION:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. Estimated recorded reserve amounts are not significant; however, litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

7.             SEGMENT INFORMATION:

The Company operates or franchises 9,431 North American salons (located in the United States, Canada and Puerto Rico), 2,059 international salons, 55 beauty schools and 89 hair restoration centers.  The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons.  Each of the concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels.  All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations.  The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate reportable operating segments.

Financial information for the Company’s reporting segments is shown in the following tables:

	Total Assets
	As of
(Dollars in thousands)	September 30, 2006	June 30, 2006
North American salons	$1,126,445	$1,030,720
International salons	184,916	184,296
Beauty schools	186,433	177,295
Hair restoration centers	251,163	259,739
Unallocated corporate	312,238	330,014
Consolidated	$2,061,195	$1,982,064

	For the Three Months Ended September 30, 2006
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$371,199	$33,690	$16,964	$12,699	$—	$434,552
Product	153,908	13,441	2,401	15,175	—	184,925
Royalties and fees	9,799	8,744	—	1,223	—	19,766
	534,906	55,875	19,365	29,097	—	639,243
Operating expenses:
Cost of service	212,372	17,978	8,036	7,139	—	245,525
Cost of product	79,704	7,992	1,802	4,731	—	94,229
Site operating expenses	48,105	2,354	4,330	1,017	—	55,806
General and administrative	29,045	10,170	2,367	6,277	30,094	77,953
Rent	76,895	10,995	2,236	1,664	382	92,172
Depreciation and amortization	20,139	1,872	812	2,334	4,385	29,542
Total operating expenses	466,260	51,361	19,583	23,162	34,861	595,227

Operating income (loss)	68,646	4,514	(218)	5,935	(34,861)	44,016

Other income (expense):
Interest	—	—	—	—	(9,838)	(9,838)
Other, net	—	—	—	—	811	811
Income (loss) before income taxes	$68,646	$4,514	$(218)	$5,935	$(43,888)	$34,989

	For the Three Months Ended September 30, 2005
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$337,193	31,373	$11,802	$10,601	$—	$390,969
Product	146,513	11,701	1,420	14,118	—	173,752
Royalties and fees	9,837	8,407	—	1,264	—	19,508
	493,543	51,481	13,222	25,983	—	584,229
Operating expenses:
Cost of service	193,916	17,014	4,837	6,092	—	221,859
Cost of product	75,891	7,200	1,120	4,325	—	88,536
Site operating expenses	45,009	1,826	1,825	1,056	—	49,716
General and administrative	28,377	10,541	1,925	5,524	27,700	74,067
Rent	69,886	9,838	1,399	1,451	261	82,835
Depreciation and amortization	18,205	1,819	491	2,245	3,136	25,896
Total operating expenses	431,284	48,238	11,597	20,693	31,097	542,909

Operating income (loss)	62,259	3,243	1,625	5,290	(31,097)	41,320

Other income (expense):
Interest	—	—	—	—	(8,264)	(8,264)
Other, net	—	—	—	—	799	799
Income (loss) before income taxes	$62,259	$3,243	$1,625	$5,290	$(38,562)	$33,855

8.             DERIVATIVE FINANCIAL INSTRUMENTS:

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  Approximately $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account during both the quarter ended September 30, 2006 and the quarter ended September 30, 2005.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $7.9 million at September 30, 2006.  This amount will remain deferred within OCI indefinitely, as the event which would trigger its release from OCI and recognition in earnings is the sale or liquidation of the Company’s international operations that the cross-currency swap hedged (and the Company has no intent to sell or liquidate this portion of its business operations).

9.             INCOME TAXES:

The reported effective tax rate for the three months ended September 30, 2006 and 2005 was 34.0% and 34.5%, respectively.  An income tax benefit associated with a favorable ruling received from the IRS increased reported net income by approximately $0.8 million for the three months ended September 30, 2006 and favorably impacted the reported tax rate.  For the three months ended September 30, 2005, the reported effective tax rate included the benefit from the reinstatement of the Work Opportunity Tax Credit.

10.          SUBSEQUENT EVENT:

In October 2006, the Company invested $10 million to form a new limited liability company called Intelligent Nutrients, LLC. The Company and Intelligent Nutrients, Inc. (a company owned by Horst Rechelbacher, founder of the Aveda Corporation) each hold a 50 percent interest in the newly formed LLC. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics.  Additionally, a full line of professional hair-care and personal care products is in development and is expected to be available in calendar year 2007.  These products will be offered at the Company’s corporate and franchise salons, as well as other independently owned salons.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2006 and the related condensed consolidated statements of operations and of cash flows for the three month periods ended September 30, 2006 and 2005.  This interim financial information is the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2006, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006 and the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006; and in our report dated September 8, 2006, which contained an explanatory paragraph indicating the Company changed its method of accounting for share-based payments as of July 1, 2005, we expressed unqualified opinions thereon.  The consolidated financial statements and management’s assessment of the effectiveness of internal control over financial reporting referred to above are not presented herein.  In our opinion, the accompanying consolidated balance sheet information as of June 30, 2006, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 3, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in 5 sections:

•                    Management’s Overview

•                    Critical Accounting Policies

•                    Overview of Results

•                    Results of Operations

•                    Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of September 30, 2006, our worldwide operations included 11,490 system wide North American and international salons, 89 hair restoration centers and 55 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,431 salons, including 2,171 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,059 salons, including 1,596 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Our beauty schools are managed in aggregate, regardless of geographical location, and include 51 locations in the United States and four locations in the United Kingdom. Our hair restoration centers are located in the United States and Canada. During the three months ended September 30, 2006, we had approximately 59,000 corporate employees worldwide.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2007, although we have tempered our outlook for constructed salons to between 325 to 400 units, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add between 800 to 1,000 net locations each year through a combination of organic, acquisition and franchise growth.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles

(i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2007 consolidated same-store sales increase to be in a range of flat to one percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to September 30, 2006, we acquired 7,387 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

CRITICAL ACCOUNTING POLICIES

The Condensed Consolidated Financial Information is prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing the Condensed Consolidated Financial Information, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the Condensed Consolidated Financial Information.  We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances.  Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our Condensed Consolidated Financial Information.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q.  We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.  Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2006 Annual Report on Form 10-K.  There were no significant changes in or application of our critical accounting policies during the quarter ended September 30, 2006.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

•                  Revenues increased 9.4 percent to $639 million and consolidated same-store sales decreased 0.3 percent during the three months ended September 30, 2006. Same-store sales continued to be negatively impacted by the long hair cycle, as customers tend to cut their hair less often than when they have a short or “shaped” look.

•                  The slight decrease in operating income as a percentage of consolidated revenues during the three months ended September 30, 2006 was primarily due to a first quarter same-store sales decrease of 0.3 percent in our salon business that resulted in less leverage of our fixed costs.

•                  During the quarter, we acquired 83 salons (including 40 franchise salon buybacks).  We built 129 corporate salons and closed or relocated 48 salons, for a net increase of 164 salons.  Our franchisees constructed 66 salons and closed, sold back to us or relocated 73 salons, for a net decrease of seven franchise salons during the quarter.  Additionally, we acquired one beauty school and closed one hair restoration center.  As of September 30, 2006, we had 7,723 company owned salons, 3,767 franchise salons, 55 beauty schools and 89 hair restoration centers (47 company-owned and 42 franchise locations).

•                  Total debt at the end of the quarter was $691 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity at fiscal quarter end, was 44.1 percent.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues.  The percentages are computed as a percent of total consolidated revenues, except as noted.

	Results of Operations as a Percent of Revenues
	For the Three Months Ended September 30,
	2006	2005
Service revenues	68.0%	66.9%
Product revenues	28.9	29.8
Franchise royalties and fees	3.1	3.3
Operating expenses:
Cost of service (1)	56.5	56.7
Cost of product (2)	51.0	51.0
Site operating expenses	8.7	8.5
General and administrative	12.2	12.7
Rent	14.4	14.2
Depreciation and amortization	4.6	4.4

Operating income	6.9	7.1
Income before income taxes	5.5	5.8
Net income	3.6	3.8

(1)   Computed as a percent of service revenues and excludes depreciation expense.

(2)   Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, beauty schools revenues, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 9.4 percent to $639.2 million during the three months ended September 30, 2006 and 15.4 percent to $584.2 million during the three months ended September 30, 2005. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
North American salons:
Regis	$122,275	$119,130
MasterCuts	44,049	43,504
Trade Secret(1)	65,462	64,491
SmartStyle	111,290	97,864
Strip Center(1)	191,830	168,554
Total North American Salons	534,906	493,543
International salons(1)	55,875	51,481
Beauty schools	19,365	13,222
Hair restoration centers(1)	29,097	25,983
Consolidated revenues	$639,243	$584,229
Percent change from prior year	9.4%	15.4%
Salon same-store sales increase(2)	(0.3)%	0.7%

(1)             Includes aggregate franchise royalties and fees of $19.8 and $19.5 million for the three months ended September 30, 2006 and 2005, respectively.  North American salon franchise royalties and fees represented 49.6 and 50.4 percent of total franchise revenues in the three months ended September 30, 2006 and 2005, respectively.

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

The 9.4 and 15.4 percent increases in consolidated revenues during the three months ended September 30, 2006 and 2005, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended September 30,
	2006	2005
Acquisitions (previous twelve months)	5.6%	11.4%
Organic growth	3.6	4.4
Foreign currency	0.7	0.3
Franchise revenues	—	(0.1)
Closed salons	(0.5)	(0.6)
	9.4%	15.4%

We acquired 325 salons (including 140 franchise salon buybacks) and 20 beauty schools during the twelve months ended September 30, 2006.  The organic growth stemmed from the construction of 535 company-owned salons during the twelve months ended September 30, 2006.  We closed 370 salons (including 194 franchise salons) during the twelve months ended September 30, 2006. During the three months ended September 30, 2006, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior periods’

exchange rates.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

During the twelve months ended September 30, 2005, we acquired 427 salons (including 123 franchise salon buybacks), 90 company-owned hair restoration centers and 24 company-owned beauty schools.  The organic growth stemmed from the construction of 529 company-owned salons during the twelve months ended September 30, 2005. During the three months ended September 30, 2005, the foreign currency impact was driven by the further weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British pound and Euro as compared to the prior periods’ exchange rates.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers.  For the three months ended September 30, 2006 and 2005, total service revenues were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
2006	$434,552	$43,583	11.1%
2005	390,969	51,534	15.2

The growth in service revenues in the three months ended September 30, 2006 was driven primarily by acquisitions and new salon construction (a component of organic growth). However, the three months ended September 30, 2006 percentage increase over prior fiscal year was not as robust primarily due to lower same-store service sales increases.  Same-store service sales increased 0.2 percent during the three months ended September 30, 2006, as compared to 1.3 percent in the comparable period of the prior fiscal year. Same-store service sales continue to be modest due to a slight lengthening in customer visitation patterns stemming from a fashion trend towards longer hairstyles.

The growth in service revenues in the three months ended September 30, 2005 was driven primarily by acquisitions and organic growth in our salons (new salon construction and same-store sales growth).  In addition, between January and June 2005, there were slight price increases at approximately 2,500 salons.  However, revenues were negatively impacted during the three months ended September 30, 2005 as a result of various hurricanes.

Product Revenues.  Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers and sales of product and equipment to franchisees.  Total product revenues for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
2006	$184,925	$11,173	6.4%
2005	173,752	25,633	17.3

The growth in product revenues for the three months ended September 30, 2006 was primarily due to acquisitions.  Growth during the three months ended September 30, 2006 was not as robust as the corresponding period of the prior fiscal year due to same-store product sales decreases of 1.4 percent during the three months ended September 30, 2006. Our decision to stop carrying the Nexxus product line beginning in January 2006 as the result of the manufacturer’s decision to sell these products to discount retailers contributed to the same-store product sales decrease.

The increase in product revenues during the three months ended September 30, 2005 was primarily due to acquisitions, specifically the addition of hair restoration centers (which caused a 110 basis point increase), as well as an improved sales product mix.  This improvement was softened by a same-store sales decrease of 0.5 percent.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
2006	$19,766	$258	1.3%
2005	19,508	840	4.5

Total franchise locations open at September 30, 2006 and 2005 were 3,809 (including 42 franchise hair restoration centers) and 3,893 (including 49 franchise hair restoration centers), respectively.  We purchased 140 of our franchise salons during the twelve months ended September 30, 2006, which drove the overall decrease in the number of franchise salons between periods.  The increase in consolidated franchise revenues during the three months ended September 30, 2006 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior period’s exchange rates, partially offset by a decreased number of franchise salons, as discussed above.

The increase in consolidated franchise revenues during the three months ended September 30, 2005 was primarily due to the acquisition of the hair restoration centers, which consisted of 49 franchise locations.  Additionally, foreign currency fluctuations had a favorable impact on franchise revenues during the quarter.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Total	Margin as % of Service and	Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
2006	$279,723	45.2%	$25,397	10.0%	20
2005	254,326	45.0	36,942	17.0	40

(1)          Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Service	Margin as % of Service	Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
2006	$189,027	43.5%	$19,917	11.8%	20
2005	169,110	43.3	22,261	15.2	—

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margins during the three months ended September 30, 2006 compared to the same quarter of the prior year was primarily due to continued focus on management of salon payroll costs, as well as the unfavorable impact of compensation paid to employees impacted by the hurricanes in the prior fiscal period’s service margin. During the three months ended September 30, 2005, service margins as a percent of service revenues were flat as compared to the corresponding period of the prior fiscal year, as the compensation paid to employees impacted by the hurricanes was offset by payroll improvements resulting from strong service same-store sales.

Product Margin (Excluding Depreciation).  Product margin for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Product	Margin as % of Product	Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
2006	$90,696	49.0%	$5,480	6.4%	—
2005	85,216	49.0	14,681	20.8	140

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

As a percent of product revenues, product margin remained consistent during the three months ended September 30, 2006 as compared to the corresponding period of the prior fiscal year.  The basis point improvement in product margins during the three months ended September 30, 2005 was due to the impact of product sales in the hair restoration centers, which have higher product margins than our salon business.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)	Site	Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
2006	$55,806	8.7%	$6,090	12.2%	20
2005	49,716	8.5	6,415	14.8	(10)

(1)          Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As compared to the corresponding period of fiscal year 2006, site operating expenses increased slightly as a percent of total revenues during the three months ended September 30, 2006 primarily due to a favorable impact during the first quarter of the prior fiscal year related to the timing of marketing expenses in our international salon segment.  The year-over-year basis point improvement in site operating expenses during the three months ended September 30, 2005 was primarily due to the addition of the hair restoration centers in December 2004 (fiscal year 2005), which have lower site operating expenses as a percentage of revenue.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations.  G&A expenses for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
2006	$77,953	12.2%	$3,886	5.2%	(50)
2005	74,067	12.7	16,366	28.4	130

(1)          Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in G&A costs as a percent of total revenues during the three months ended September 30, 2006 was primarily due to certain items which had an unfavorable impact on the first quarter of the prior fiscal year that did not recur in the current quarter.  These items included increased costs related to salon marketing expenses in the form of promotional materials, legal and accounting fees, supervisory travel expense, and severance expenses associated with our European franchise operations.  In addition to these items, the acquisition of the hair restoration centers (which have higher G&A costs as a percent of revenues due to the marketing-intensive nature of that business) and stock option expense drove the basis point increase in G&A costs during the three months ended September 30, 2005 as compared to the prior fiscal year.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2006 and 2005, was as follows:

(Dollars in thousands)		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
2006	$92,172	14.4%	$9,337	11.3%	20
2005	82,835	14.2	10,327	14.2	(10)

(1)          Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As compared to the corresponding period of the prior fiscal year, the increase in this fixed cost expense as a percent of total revenues during the three months ended September 30, 2006 was primarily due to a same-store sales decrease of 0.3 percent in our salon business.  The slight improvement as a percent of total revenues during the three months ended September 30, 2005 was primarily due to the mix of salons and hair restoration centers.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2006 and 2005 was as follows:

		Expense as %
(Dollars in thousands)		of Total	Increase Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
2006	$29,542	4.6%	$3,646	14.1%	20
2005	25,896	4.4	6,101	30.8	50

(1)          Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The year-over-year increase in D&A as a percent of total revenues during the three months ended September 30, 2006 was primarily due to the same-store sales decrease of 0.3 percent in our salon business.  During the three months ended September 30, 2005, the basis point increase in this expense category as a percent of total revenues was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 (fiscal year 2005), as well as $0.5 million related to the write-off of fixed assets as a result of various hurricanes.

Interest

Interest expense for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
2006	$9,838	1.5%	$1,574	19.0%	10
2005	8,264	1.4	3,956	91.8	50

(1)          Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

Compared to the corresponding period of the prior fiscal year, interest expense increased during the three months ended September 30, 2006 primarily due to increased debt levels and rising interest rates.  The increase in interest expense as a percent of total revenues during the three months ended September 30, 2005 was primarily due to an increase in our debt levels stemming from our acquisition of the hair restoration centers in fiscal year 2005.

Income Taxes

Our reported effective tax rate for the three months ended September 30, 2006 and 2005 was as follows:

		Basis Point
Periods Ended September 30,	Effective Rate	Improvement
2006	34.0%	50
2005	34.5	110

The improvement in our overall effective tax rate for the three months ended September 30, 2006 was primarily due to a tax benefit associated with a favorable ruling we received from the IRS.  The favorable tax benefit had an impact on the tax rate of approximately two percent for the three months ended September 30, 2006.  For the three months ended September 30, 2005, the improvement in our overall effective tax rate was related to the reinstatement of the Work Opportunity Tax Credit.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Condensed Consolidated Financial Information.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. In the three months ended September 30, 2006, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the corresponding period of the prior fiscal year. In the three months ended September 30, 2005, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, partially offset by the weakening of the British pound and Euro.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
(Dollars in thousands)	Impact on Revenues		Impact on Income Before Income Taxes
Periods Ended September 30,	Fiscal 2006	Fiscal 2005	Fiscal 2006	Fiscal 2005

Canadian dollar	$1,995	$2,020	$346	$286
British pound	1,753	(593)	34	(38)
Euro	666	(74)	127	(8)
Total	$4,414	$1,353	$507	$240

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers.  Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store Sales (Decrease)
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase
2006	$534,906	$41,363	8.4%	(0.2)%
2005	493,543	45,115	10.1	1.1

The percentage increases (decreases) during the three months ended September 30, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended September 30,
	2006	2005
Acquisitions (previous twelve months)	4.9%	5.4%
Organic growth	3.6	4.7
Foreign currency	0.4	0.5
Franchise revenues	—	(0.1)
Closed salons	(0.5)	(0.4)
	8.4%	10.1%

We acquired 310 North American salons during the twelve months ended September 30, 2006, including 138 franchise buybacks.  The organic growth stemmed primarily from the construction of 499 company-owned salons in North America during the twelve months ended September 30, 2006, partially offset by North American salon same-store sales decreases.  The foreign currency impact during the three months ended September 30, 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

During the twelve months ended September 30, 2005, we acquired 404 North American salons, including 123 franchise buybacks.  The organic growth stemmed primarily from the construction of 509 company-owned salons in North America during the twelve months ended September 30, 2005, as well as North American same-store sales increases.  The foreign currency impact during the three months ended September 30, 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

North American Salon Operating Income.  Operating income for the North American salons for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
2006	$68,646	12.8%	$6,387	10.3%	20
2005	62,259	12.6	1,125	1.8	(100)

(1)          Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

For the three months ended September 30, 2006, the improvement in North American salon operating income as a percent of North American salon revenues was primarily due to a reduction in salon marketing expenses and continued focus on management of salon payroll costs, as well as the impact on the first quarter of the prior fiscal year of compensation paid to employees affected by the hurricanes.  These improvements were partially offset by increases in certain fixed cost categories as a percent of revenues, such as rent and D&A, stemming from a same-store sales decrease of 0.2 percent in our North American salon business during the three months ended September 30, 2006.

For the three months ended September 30, 2005, the decrease in North American salon operating income as a percentage of North American salon revenues was due to the increased costs related to additional compensation paid to employees impacted by the hurricanes, supervisor travel expense and the write-off of $0.5 million of fixed assets associated with the hurricanes.

International Salons

International Salon Revenues.  Total international salon revenues for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year		Same-Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase (Decrease)
2006	$55,875	$4,394	8.5%	(1.1)%
2005	51,481	(257)	(0.5)	(3.6)

The percentage increases (decreases) during the three months ended September 30, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	Three Months Ended September 30,
	2006	2005
Acquisitions (previous twelve months)	2.4%	1.5%
Organic growth	2.7	1.9
Foreign currency	4.5	(1.2)
Franchise revenues	(0.1)	—
Closed salons	(1.0)	(2.7)
	8.5%	(0.5)%

We acquired 15 (including two franchise buybacks) international salons during the twelve months ended September 30, 2006.  The organic growth stemmed from the construction of 36 company-owned international salons during the twelve months ended September 30, 2006, partially offset by international same-store sales decreases.  The foreign currency impact during the three months ended September 30, 2006 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates.

During the twelve months ended September 30, 2005, we acquired 23 international salons.  The organic growth stemmed from the construction of 20 company-owned international salons during this period.  The foreign currency impact during the three months ended September 30, 2005 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates.

International Salon Operating Income.  Operating income for the international salons for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
2006	$4,514	8.1%	$1,271	39.2%	180
2005	3,243	6.3	(3,535)	(52.2)	(680)

(1)          Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2006 was primarily due to improved product margin rates due to supplying our company-owned salons in the United Kingdom with an increasing quantity of product purchased in the United States, thereby taking advantage of our global purchasing power.  Additionally, same-store product sales increases of 4.6 percent during the quarter, along with the impact of higher severance and marketing expenses during the first quarter of the prior fiscal year, contributed to the improvement.  Increased rent expense due to recent rent renewals in the United Kingdom partially offset these improvements.

The decrease in international salon operating income as a percentage of international salon revenues during the three months ended September 30, 2005 was due to reduced same-store sales as a result of a softening European economy.  In addition, operating income was negatively impacted by severance expenses, increased marketing initiatives and rent increases as a result of rent reviews.

Beauty Schools

Beauty School Revenues.  Total beauty schools revenues for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
2006	$19,365	$6,143	46.5%
2005	13,222	7,166	118.3

The percentage increases (decreases) during the three months ended September 30, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Three Months Ended September 30,
	2006	2005
Acquisitions (previous twelve months)	45.2%	114.8%
Organic growth	0.6	4.1
Foreign currency	0.7	(0.6)
	46.5%	118.3%

We acquired 20 beauty schools during the twelve months ended September 30, 2006.  The foreign currency impact during the three months ended September 30, 2006 was driven by the weakening of the United States dollar against the British pound as compared to the prior period’s exchange rate. During the twelve months ended September 30, 2005, we acquired 24 beauty schools.  The foreign currency impact during the first three months of fiscal years 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the prior period’s exchange rate.

Beauty School Operating Income.  Operating income for our beauty schools for the three months ended September 30, 2006 and 2005 were as follows:

(Dollars in thousands)	Operating	Operating (Loss) Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	(Loss) Income	Total Revenues	Dollar	Percentage	Basis Point(1)
2006	$(218)	(1.1)%	$(1,843)	(113.4)%	(1,340)
2005	1,625	12.3	414	34.2	(770)

(1)          Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

Fluctuations in the operating income of the Beauty Schools during the three months ended September 30, 2006 and 2005 were primarily due to our integration of the new beauty schools and our continued development of the infrastructure necessary to operate this business segment.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three months ended September 30, 2006 was as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
2006	$29,097	$3,114	12.0%
2005 (1)	25,983	N/A	N/A

(1)             We did not own or operate any hair restoration centers until December 2004.

The percentage increase (decrease) during the three months ended September 30, 2006 was due to the following factors:

Percentage Increase (Decrease) in Revenues
For the Three Months Ended September 30,
2006
Acquisitions (previous twelve months)	8.5%
Organic growth	3.7
Franchise revenues	(0.2)
12.0%

During the twelve months ended September 30, 2006, we acquired eight hair restoration centers, seven of which were franchise buybacks. These franchise buybacks drove the decrease in franchise revenues.  The organic growth stemmed from year-over-year sales increases in the hair restoration centers which were in operation during the three months ended September 30, 2006 and 2005.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three months ended September 30, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
2006	$5,935	20.4%	$645	12.2%	—
2005 (2)	5,290	20.4	N/A	N/A	N/A

(1)          Represents the basis point change in hair restoration operating income as a percent of total hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

(2)             We did not own or operate any hair restoration centers until December 2004.

During the three months ended September 30, 2006, operating income of the hair restoration centers remained consistent as a percent of revenues as compared to the corresponding period of the prior fiscal year.  We acquired Hair Club for Men and Women in December 2004 (i.e., the second quarter of fiscal year 2005).  Therefore, no prior year basis of comparison existed for the operations of the hair restoration centers during the three months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	(Deterioration) Improvement (1)
September 30, 2006	44.1	(240)
June 30, 2006	41.7	130

The deterioration in the debt to capitalization ratio during the three months ended September 30, 2006 was primarily due to increased debt levels stemming from customary income tax payments made during the three months ended September 30, 2006 and the front-end loading of our annual share repurchase budget.  The improvement in the debt to capitalization ratio during fiscal year 2006 was due to increased equity levels stemming primarily from fiscal year 2006 earnings.

Total assets at September 30, 2006 and June 30, 2006 were as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2006	2006	Prior Period(1)	Prior Period(1)
Total Assets	$2,061,195	$1,982,064	$79,131	4.0%

Acquisitions and organic growth were the primary drivers of the increase in total assets during the three months ended September 30, 2006 and the fiscal year ended June 30, 2006.

Total shareholders’ equity at September 30, 2006 and June 30, 2006 was as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2006	2006	Prior Period(1)	Prior Period(1)
Shareholders’ Equity	$877,558	$871,407	$6,151	0.7%

During the three months ended September 30, 2006, equity increased primarily as a result of net income and increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases during the quarter.

(1)             Change as compared to prior fiscal year end (June 30).

Cash Flows

Operating Activities

Net cash provided by operating activities in the three months ended September 30, 2006 and 2005 was $31.6 and $38.0 million, respectively.  The cash flows from operating activities were a result of the following:

	Operating Cash Flows For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Net income	$23,093	$22,159
Depreciation and amortization	28,057	24,646
Deferred income taxes	5,039	83
Receivables	(10,906)	2,488
Inventories	(11,875)	(14,514)
Accounts payable and accrued expenses	3,629	9,417
Other	(5,467)	(6,276)
	$31,570	$38,003

During the three months ended September 30, 2006, cash provided by operating activities was lower than in the corresponding period of the prior fiscal year primarily related to the timing of income tax payments. Inventories increased during the three months ended September 30, 2006 and 2005 due to growth in the number of salons, as well as seasonal build of inventory for the upcoming holidays.  The increase in inventory resulted in an increase in accounts payable primarily due to the timing of payments related to inventory purchases.  Receivables increased during the three months ended September 30, 2006 primarily due to increased student enrollment in the beauty school segment as compared to June 30, 2006.

Investing Activities

Net cash used in investing activities of $62.7 and $65.6 million in the three months ended September 30, 2006 and 2005, respectively, was the result of the following:

	Investing Cash Flows For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Business and salon acquisitions	$(22,767)	$(35,963)
Capital expenditures for remodels or other additions	(13,795)	(9,822)
Capital expenditures for the corporate office (including all technology-related expenditures)	(6,019)	(6,752)
Capital expenditures for new salon construction	(4,115)	(13,080)
Loans and investments	(7,250)	—
Net investment hedge settlement	(8,897)	—
Proceeds from sale of assets	118	21
	$(62,725)	$(65,596)

Acquisitions were primarily funded by a combination of operating cash flows and debt.  Additionally, we completed 57 major remodeling projects during the three months ended September 30, 2006, compared to 38 during the three months ended September 30, 2005. We constructed 129 company-owned salons and acquired 83 company-owned salons (40 of which were franchise buybacks) and one beauty school during the three months ended September 30, 2006.  We constructed 125 company-owned salons and acquired 48 company-owned salons (42 of which were franchise buybacks) during the three months ended September 30, 2005.  The company-owned constructed and acquired salons (excluding franchise buybacks) consisted of the following number of salons in each concept:

	For the Three Months Ended September 30, 2006		For the Three Months Ended September 30, 2005
	Constructed	Acquired	Constructed	Acquired
Regis Salons	6	33	14	1
MasterCuts	6	—	5	—
Trade Secret	7	3	13	—
SmartStyle	74	—	49	—
Strip Center	30	—	41	1
International	6	7	3	4
	129	43	125	6

Loans and investments included $5.3 million related to an investment in preferred stock that we made during the first quarter in a privately-held entity, as well as $2.0 million lent under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest. Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations).

Financing Activities

Net cash provided by financing activities was $41.7 and $36.4 million during the three months ended September 30, 2006 and 2005, respectively, was the result of the following:

	Financing Cash Flows
	For the Three Months Ended September 30,
(Dollars in thousands)	2006	2005
Net borrowings on revolving credit facilities	$62,806	$38,799
Net repayments of long-term debt	(458)	(12,051)
Proceeds from the issuance of common stock	3,857	5,274
Repurchase of common stock	(25,057)	—
Excess tax benefits from stock-based compensation plans	1,170	2,713
Dividend paid	(1,840)	(1,805)
Other	1,177	3,426
	$41,655	$36,356

The net borrowings on revolving credit facilities were primarily used to fund acquisitions, which are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Information, and to fund share repurchases.  The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the three months ended September 30, 2006 consisted of 40 franchise buybacks, 43 acquired corporate salons, and one acquired beauty school.  The acquisitions during the three months ended September 30, 2005 consisted of 42 franchise buybacks, 6 other acquired corporate and franchise salons, and 11 acquired beauty schools.  The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  Based on the September 30, 2006 market price, the Company would be required to provide an additional 64,371 shares with an aggregate market value on that date of $2.3 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired September 30, 2006.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to March 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies.  If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations.  We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable.  The existing guaranteed lease obligations, which have an aggregate undiscounted value of $0.9 million at September 30, 2006, terminate at various dates between November 2006 and May 2011.  We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three months ended September 30, 2006.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.04 per share during the three months ended September 30, 2006 and 2005. On October 27, 2006, our Board of Directors declared a $0.04 per share quarterly dividend payable November 24, 2006 to shareholders of record on November 10, 2006.

Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of September 30, 2006, a total accumulated 3.7 million shares have been repurchased for $121.9 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at September 30, 2006, $78.1 million remains to be repurchased under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons and beauty schools that support its growth objectives; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon and beauty school acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates.  As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt.  Considering the effect of interest rate swaps and including $1.3 million related to the fair value swaps at both September 30, 2006 and June 30, 2006, the Company had the following outstanding debt balances:

	September 30,	June 30,
(Dollars in thousands)	2006	2006
Fixed rate debt	$536,001	$471,928
Floating rate debt	155,095	150,341
	$691,096	$622,269

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt.  On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $7.9 million at September 30, 2006.  This amount will remain deferred within OCI until the sale or liquidation of the Company’s international operations that the cross-currency swap hedged (and the Company has no intent to sell or liquidate this portion of its business operations).

Interest rate swap contracts to pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $22.0 million notional amount matured during the three months ended September 30, 2006.  These swaps were designated as hedges of a portion of the Company’s senior term notes and were accounted for as fair value swaps.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2006 Annual Report on Form 10-K.  Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2006.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended September 30, 2006.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 1A.  Risk Factors

We face a variety of risks that are inherent in our business and our industry, including operational, legal, regulatory and product risks. The following are some of the more significant factors that could affect our business and our results of operations:

•                  Impact of Acquisition and Real Estate Availability:  Any inability to identify and successfully complete future acquisitions or increase our same-store sales would have a material adverse effect on our revenue and earnings growth.

•                  Impact of the Economic Environment: Changes to the United States, Canadian, United Kingdom and other European economies, unemployment rates and discretionary income levels could have an impact on visitation patterns to our salons and hair restoration centers.

•                  Impact of Key Relationships:  Termination or modification of key relationships with certain companies, including Wal-Mart, could have an adverse impact on our ability to grow or future operating results.

•                  Impact of Fashion:  Changes in consumer tastes and fashion trends can have an impact on our financial performance.

•                  Impact of Changes in Regulatory and Statutory Laws:  Our financial results can be adversely impacted by regulatory or statutory changes in laws.

•                  Impact of Competition:  Our ability to raise prices in certain markets can be adversely impacted by competition.

•                  Impact of Changes in Manufacturers’ Choice of Distribution Channels:  The retail products that we sell are licensed to be carried exclusively by professional salons. Should the various product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue earned from product sales.

•                  Impact of Changes to Interest Rates and Foreign Currency Exchange Rates:  Changes in interest rates will have an impact on our expected results from operations. Changes in foreign currency exchange rates will have an impact on our reported results from operations.

•                  Impact of Seasonality:  The timing of Easter may cause a quarterly variation in the third and fourth quarters. However, we estimate that customer visitation patterns are generally consistent throughout the year.

•                  Impact of Product Diversion:  The retail products that we sell are meant to be sold exclusively by professional salons. However, incidents of product diversion occur, which involve the selling of salon exclusive hair care products to discount retailers. Diversion could result in adverse publicity that harms the commercial prospects of our products (if diverted products are old, tainted or damaged), as well as lower product revenues should consumers choose to purchase diverted product from discount retailers rather than purchasing from one of our salons.

•                  Impact of technology:  The results of operations from our hair restoration centers, which include surgical procedures, may be adversely affected if we are unable to anticipate and adapt to rapidly changing technology.

•                  Impact of Regulations on Schools:  Failure of our beauty school campuses to comply with extensive regulations could result in financial penalties, loss or suspension of federal funding.

These risks are described in more detail under “Risk Factors” in Part I, Item 1A of our Form 10-K for the fiscal year ended June 30, 2006. We encourage you to read these risk factors in their entirety. Other factors may also exist that we cannot anticipate or that we currently do not consider to be significant based on information that is currently available.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)  Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. The repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions and stock option exercises. As of September 30, 2006, a total accumulated 3.7 million shares have been repurchased for $121.9 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at September 30, 2006, $78.1 million remains to be repurchased under this program.

The following table shows the stock repurchase activity for the three months ended September 30, 2006 by month:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

7/1/06 — 7/31/06	—	—	—	$103,193

8/1/06 — 8/31/06	63,900	$35.51	63,900	100,924

9/1/06 — 9/30/06	615,450	37.03	615,450	78,136

Total	679,350	$36.88	679,350	$78,136

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders in the three months ended September 30, 2006.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the three months ended September 30, 2006:

Form 8-K dated August 23, 2006 related to the announcement of the Company’s financial results for its fiscal fourth quarter and fiscal year ended June 30, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 3, 2006	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer