Form 10-Q
period 2006-12-31
REGIS CORP
filed 2007-02-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 6, 2007:

Common Stock, $.05 par value	44,919,603
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of December 31, 2006 and June 30, 2006
(Dollars in thousands, except per share amounts)

	December 31, 2006	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$156,130	$135,397
Receivables, net	72,484	62,558
Inventories	207,407	193,999
Deferred income taxes	16,647	16,224
Other current assets	56,991	33,588
Total current assets	509,659	441,766

Property and equipment, net	490,343	483,764
Goodwill	797,482	778,228
Other intangibles, net	215,149	216,831
Other assets	78,992	61,475

Total assets	$2,091,625	$1,982,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$186,154	$101,912
Accounts payable	81,481	70,807
Accrued expenses	238,580	230,236
Total current liabilities	506,215	402,955

Long-term debt	490,860	520,357
Other noncurrent liabilities	191,909	187,345
Total liabilities	1,188,984	1,110,657

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at December 31, 2006 and June 30, 2006
Common stock, $.05 par value; issued and outstanding 44,832,926 and 45,303,459 common shares at December 31, 2006 and June 30, 2006, respectively	2,242	2,266
Additional paid-in capital	210,492	232,284
Accumulated other comprehensive income	64,788	58,066
Retained earnings	625,119	578,791

Total shareholders’ equity	902,641	871,407

Total liabilities and shareholders’ equity	$2,091,625	$1,982,064

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2006	2005
Revenues:
Service	$440,345	$399,278
Product	196,752	188,108
Royalties and fees	19,893	19,237
	656,990	606,623

Operating expenses:
Cost of service	249,613	226,938
Cost of product	100,164	95,859
Site operating expenses	54,967	50,112
General and administrative	81,411	71,175
Rent	93,163	85,046
Depreciation and amortization	30,412	27,259
Total operating expenses	609,730	556,389

Operating income	47,260	50,234

Other income (expense):
Interest	(10,671)	(8,660)
Other, net	1,582	570

Income before income taxes	38,171	42,144

Income taxes	(11,297)	(14,834)

Net income	$26,874	$27,310

Net income per share:
Basic	$0.60	$0.61
Diluted	$0.59	$0.59

Weighted average common and common equivalent shares outstanding:
Basic	44,673	45,154
Diluted	45,596	46,411

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	2006	2005
Revenues:
Service	$874,897	$790,247
Product	381,677	361,860
Royalties and fees	39,659	38,745
	1,296,233	1,190,852

Operating expenses:
Cost of service	495,138	448,797
Cost of product	194,393	184,395
Site operating expenses	110,773	99,828
General and administrative	159,364	145,242
Rent	185,335	167,881
Depreciation and amortization	59,954	53,155
Total operating expenses	1,204,957	1,099,298

Operating income	91,276	91,554

Other income (expense):
Interest	(20,509)	(16,924)
Other, net	2,393	1,369

Income before income taxes	73,160	75,999

Income taxes	(23,193)	(26,530)

Net income	$49,967	$49,469

Net income per share:
Basic	$1.11	$1.10
Diluted	$1.09	$1.07

Weighted average common and common equivalent shares outstanding:
Basic	44,858	45,059
Diluted	45,847	46,366

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2006 and 2005
(Dollars in thousands)

	2006	2005
Cash flows from operating activities:
Net income	$49,967	$49,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,915	47,376
Amortization	6,039	5,779
Deferred income taxes	3,550	82
Excess tax benefits from stock-based compensation plans	(2,892)	(2,419)
Stock-based compensation	2,291	2,904
Other noncash items affecting earnings	1,497	277

Changes in operating assets and liabilities:
Receivables	(9,278)	70
Inventories	(11,141)	(16,022)
Other current assets	(21,935)	(3,549)
Other assets	(3,729)	(1,201)
Accounts payable	14,947	11,921
Accrued expenses	9,975	24,584
Other noncurrent liabilities	8,075	7,243
Net cash provided by operating activities	101,281	126,514

Cash flows from investing activities:
Capital expenditures	(46,281)	(60,415)
Proceeds from sale of assets	133	227
Purchase of salon, school and hair restoration center net assets, net of cash acquired	(25,343)	(41,425)
Proceeds from loans and investments	5,250	—
Disbursements for loans and investments	(20,063)	—
Net investment hedge settlement	(8,897)	—
Net cash used in investing activities	(95,201)	(101,613)

Cash flows from financing activities:
Borrowings on revolving credit facilities	3,336,506	1,195,305
Payments on revolving credit facilities	(3,287,500)	(1,178,705)
Proceeds from issuance of long-term debt	25,000	—
Repayments of long-term debt	(28,889)	(14,145)
Excess tax benefits from stock-based compensation plans	2,892	2,419
Other, primarily (decrease) increase in negative book cash balances	(2,727)	1,011
Repurchase of common stock	(37,481)	—
Proceeds from issuance of common stock	8,970	7,108
Dividends paid	(3,643)	(3,616)
Net cash provided by financing activities	13,128	9,377

Effect of exchange rate changes on cash and cash equivalents	1,525	(854)

Increase in cash and cash equivalents	20,733	33,424

Cash and cash equivalents:
Beginning of period	135,397	102,718
End of period	$156,130	$136,142

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2006 and for the three and six months ended December 31, 2006 and 2005, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2006 and the consolidated results of its operations and its cash flows for the interim periods.  Adjustments consist only of normal recurring items, except for any discussed in the notes below.  The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited condensed financial information of the Company for the three and six month periods ended December 31, 2006 and 2005 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated February 9, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Inventories are stated at the lower of cost or market with cost determined on a weighted average basis. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor.  Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

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

A summary of outstanding and exercisable options as of December 31, 2006, and changes during the three and six months ended December 31, 2006 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price ($)

Outstanding at July 1, 2006	2,908	$20.59
Granted	—	—
Exercised	(236)	16.25
Cancelled	(9)	38.02
Outstanding at September 30, 2006	2,663	$20.89
Granted	—	—
Exercised	(302)	16.62
Cancelled	(2)	28.60
Outstanding at December 31, 2006	2,359	$21.44
Exercisable at December 31, 2006	1,928	$18.59

An additional 414,663 shares are expected to vest with a $34.11 weighted average exercise price and a weighted average remaining contractual life of 7.7 years. The total intrinsic value of options exercised during the six months ended December 31, 2006 and 2005, was $11.2 and $9.0 million, respectively.

As of December 31, 2006, 186,750 unvested restricted stock shares with a weighted average grant-date fair value of $36.96 were outstanding, of which 192,855 were outstanding at June 30, 2006.

As of December 31, 2006, 224,700 SARS with a weighted average grant-date fair value of $37.26 were outstanding, of which 231,250 were outstanding at June 30, 2006.

The Company’s primary employee stock-based compensation grant occurs during the fourth quarter. The total unrecognized compensation cost related to unvested stock-based compensation arrangements was $11.7 million at December 31, 2006 and the related weighted average period over which it is expected to be recognized is approximately 3.3 years.

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

2.             SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The decrease in additional paid-in capital during the six months ended December 31, 2006 was due to the following:

(Dollars in thousands)
Balance, June 30, 2006	$232,284
Exercise of stock options	8,943
Franchise stock incentive program	233
Tax benefit realized upon exercise of stock options	4,171
Stock-based compensation	2,291
Stock repurchase	(37,430)
Balance, December 31, 2006	$210,492

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2006 and 2005 were as follows:

	For the Periods Ended December 31,
Components of Comprehensive Income	Three Months		Six Months
(Dollars in thousands)	2006	2005	2006	2005

Net income	$26,874	$27,310	$49,967	$49,469
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	359	1	(687)	2
Change in cumulative foreign currency translation, net of taxes	3,141	(3,389)	7,409	(880)

Total comprehensive income	$30,374	$23,922	$56,689	$48,591

3.                                      NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
(Shares in thousands)	2006	2005	2006	2005
Weighted average shares for basic earnings per share	44,673	45,154	44,858	45,059
Effect of dilutive securities:
Dilutive effect of stock-based compensation	872	1,125	938	1,175
Contingent shares issuable under contingent stock agreements (see Note 5)	51	132	51	132
Weighted average shares for diluted earnings per share	45,596	46,411	45,847	46,366

Stock options, SARs and restricted stock representing 621,891 and 435,950 shares were excluded from the shares used in the computation of diluted earnings per share for the six months ended December 31, 2006 and 2005, respectively, as they were anti-dilutive.

Restricted stock awards of 186,750 and 141,650 shares for the six months ended December 31, 2006 and 2005, respectively, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.             GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to our recorded goodwill and other intangibles as of December 31, 2006 and June 30, 2006.

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated

Balance at June 30, 2006	$520,314	$41,224	$81,886	$134,804	$778,228
Goodwill acquired	16,020	1,381	1,777	(1,305)	17,873
Translation rate adjustments	(1,448)	2,614	215	—	1,381
Balance at December 31, 2006	$534,886	$45,219	$83,878	$133,499	$797,482

Goodwill acquired includes adjustments to prior year acquisitions, including the finalization of the purchase price allocation to identifiable intangible assets of the hair restoration centers, which resulted in the decrease to the recorded goodwill for that segment during the six months ended December 31, 2006.

The table below presents other intangible assets as of December 31, 2006 and June 30, 2006:

	December 31, 2006			June 30, 2006
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Brand assets and trade names	$111,148	$(8,566)	$102,582	$110,087	$(7,019)	$103,068
Customer list	48,743	(9,970)	38,773	48,743	(7,598)	41,145
Franchise agreements	26,404	(6,675)	19,729	24,907	(5,967)	18,940
Product license agreements	16,524	(2,598)	13,926	15,784	(2,221)	13,563
School-related licenses	25,428	(929)	24,499	24,818	(613)	24,205
Non-compete agreements	663	(605)	58	674	(603)	71
Other	19,758	(4,176)	15,582	19,325	(3,486)	15,839
	$248,668	$(33,519)	$215,149	$244,338	$(27,507)	$216,831

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

Weighted Average
Amortization Period
(Dollars in thousands)	(in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	21
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets was approximately $2.9 and $2.8 million during the three months ended December 31, 2006 and 2005, respectively, and $5.8 and $5.5 million during the six months ended December 31, 2006 and 2005, respectively.   As of December 31, 2006, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
2007	$5,699
2008	11,387
2009	11,127
2010	10,932
2011	10,818

5.             ACQUISITIONS, LOANS AND INVESTMENTS:

Acquisitions

During the six months ended December 31, 2006 and 2005, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2006 and 2005 and the allocation of the purchase prices were as follows:

	Allocation of Purchase Prices
	For the Six Months Ended December 31,
(Dollars in thousands)	2006	2005
Components of aggregate purchase prices:
Cash	$25,343	$41,425
Liabilities assumed	844	34
	$26,187	$41,459
Allocation of the purchase price:
Current assets	$1,964	$3,453
Property and equipment	3,774	4,779
Deferred income tax asset	1,043	—
Other noncurrent assets	9	1
Goodwill	17,873	31,902
Identifiable intangible assets	2,044	6,509
Accounts payable and accrued expenses	(84)	(4,952)
Deferred income tax liability	(436)	(233)
	$26,187	$41,459

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At December 31, 2006, one contingency of this type exists, which expires in March of 2008. Based on the December 31, 2006 market price, the Company would be required to provide an additional 51,277 shares with an aggregate market value on that date of $2.0 million related to this acquisition contingency if the agreed upon time frame was assumed to have expired December 31, 2006. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

During the six months ended December 31, 2006 and 2005, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Loans and Investments

During the three months ended September 30, 2006, the Company invested $5.3 million in the preferred stock of a privately held entity. This investment was recorded within other assets in the Condensed Consolidated Balance Sheet and as an investing activity within the Condensed Consolidated Statement of Cash Flows.  During the three months ended December 31, 2006, the preferred stock was redeemed for the original investment amount of $5.3 million.  The Company received $93 thousand of preferred dividends from this investment in the six months ended December 31, 2006.

The Company holds a 19.9 percent interest in the voting common stock of another privately held entity. The Company is accounting for this investment under the equity method. During the six months ended December 31, 2006, the Company recorded a loss of $0.5 million related to this equity investment. As of December 31 and June 30, 2006, the Company has $10.0 and $6.0 million, respectively, in long-term notes receivable outstanding under a credit agreement with the entity that is the majority corporate investor in this investment. The long-term notes receivable are included within other assets in the Condensed Consolidated Balance Sheet and as investing activities within the Condensed Consolidated Statement of Cash Flows. Refer to Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K for additional details.

In October 2006, the Company invested $9.9 million to form a new limited liability company called Intelligent Nutrients, LLC. The Company holds a 50 percent interest in the newly formed LLC. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics.  Additionally, a full line of professional hair-care and personal care products is in development and is expected to be available in calendar year 2007.  These products will be offered at the Company’s corporate and franchise salons, as well as other independently owned salons. The Company is accounting for this investment under the equity method.  During the six months ended December 31, 2006, the Company recorded a loss of $0.5 million related to this equity investment.

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

7.             SEGMENT INFORMATION:

The Company operates or franchises 9,493 North American salons (located in the United States, Canada and Puerto Rico), 2,077 international salons, 55 beauty schools and 88 hair restoration centers.  The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons.  Each of the concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels.  All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations.  The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate reportable operating segments.

Financial information for the Company’s reporting segments is shown in the following tables:

	Total Assets
	As of
(Dollars in thousands)	December 31, 2006	June 30, 2006
North American salons	$1,131,666	$1,030,720
International salons	197,922	184,296
Beauty schools	185,323	177,295
Hair restoration centers	254,651	259,739
Unallocated corporate	322,063	330,014
Consolidated	$2,091,625	$1,982,064

	For the Three Months Ended December 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$372,161	$35,234	$20,142	$12,808	$—	$440,345
Product	163,256	15,919	1,834	15,743	—	196,752
Royalties and fees	9,496	9,216	—	1,181	—	19,893
	544,913	60,369	21,976	29,732	—	656,990
Operating expenses:
Cost of service	215,863	18,618	8,184	6,948	—	249,613
Cost of product	84,591	9,883	1,126	4,564	—	100,164
Site operating expenses	46,739	2,721	4,216	1,291	—	54,967
General and administrative	30,345	11,556	2,796	6,542	30,172	81,411
Rent	77,690	11,111	2,241	1,608	513	93,163
Depreciation and amortization	20,631	2,193	829	2,390	4,369	30,412
Total operating expenses	475,859	56,082	19,392	23,343	35,054	609,730

Operating income	69,054	4,287	2,584	6,389	(35,054)	47,260

Other income (expense):
Interest	—	—	—	—	(10,671)	(10,671)
Other, net	—	—	—	—	1,582	1,582
Income before income taxes	$69,054	$4,287	$2,584	$6,389	$(44,143)	$38,171

	For the Three Months Ended December 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$342,343	$31,590	$13,955	$11,390	$—	$399,278
Product	159,413	13,332	1,052	14,311	—	188,108
Royalties and fees	9,827	8,164	—	1,246	—	19,237
	511,583	53,086	15,007	26,947	—	606,623

Operating expenses:
Cost of service	198,748	16,687	4,931	6,572	—	226,938
Cost of product	82,455	8,250	781	4,373	—	95,859
Site operating expenses	44,603	2,591	1,835	1,083	—	50,112
General and administrative	24,504	10,125	1,767	5,638	29,141	71,175
Rent	71,772	9,835	1,544	1,463	432	85,046
Depreciation and amortization	19,002	1,980	652	2,286	3,339	27,259
Total operating expenses	441,084	49,468	11,510	21,415	32,912	556,389

Operating income	70,499	3,618	3,497	5,532	(32,912)	50,234

Other income (expense):
Interest	—	—	—	—	(8,660)	(8,660)
Other, net	—	—	—	—	570	570
Income before income taxes	$70,499	$3,618	$3,497	$5,532	$(41,002)	$42,144

	For the Six Months Ended December 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$743,360	$68,924	$37,106	$25,507	$—	$874,897
Product	317,164	29,360	4,235	30,918	—	381,677
Royalties and fees	19,295	17,960	—	2,404	—	39,659
	1,079,819	116,244	41,341	58,829	—	1,296,233
Operating expenses:
Cost of service	428,235	36,596	16,220	14,087	—	495,138
Cost of product	164,295	17,875	2,928	9,295	—	194,393
Site operating expenses	94,844	5,075	8,546	2,308	—	110,773
General and administrative	59,390	21,726	5,163	12,819	60,266	159,364
Rent	154,585	22,106	4,477	3,272	895	185,335
Depreciation and amortization	40,770	4,065	1,641	4,724	8,754	59,954
Total operating expenses	942,119	107,443	38,975	46,505	69,915	1,204,957

Operating income	137,700	8,801	2,366	12,324	(69,915)	91,276

Other income (expense):
Interest	—	—	—	—	(20,509)	(20,509)
Other, net	—	—	—	—	2,393	2,393
Income before income taxes	$137,700	$8,801	$2,366	$12,324	$(88,031)	$73,160

	For the Six Months Ended December 31, 2005
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$679,536	$62,963	$25,757	$21,991	$—	$790,247
Product	305,926	25,033	2,472	28,429	—	361,860
Royalties and fees	19,664	16,571	—	2,510	—	38,745
	1,005,126	104,567	28,229	52,930	—	1,190,852

Operating expenses:
Cost of service	392,664	33,701	9,768	12,664	—	448,797
Cost of product	158,346	15,450	1,901	8,698	—	184,395
Site operating expenses	89,612	4,417	3,660	2,139	—	99,828
General and administrative	52,881	20,666	3,692	11,162	56,841	145,242
Rent	141,658	19,673	2,943	2,914	693	167,881
Depreciation and amortization	37,207	3,799	1,143	4,531	6,475	53,155
Total operating expenses	872,368	97,706	23,107	42,108	64,009	1,099,298

Operating income	132,758	6,861	5,122	10,822	(64,009)	91,554

Other income (expense):
Interest	—	—	—	—	(16,924)	(16,924)
Other, net	—	—	—	—	1,369	1,369
Income before income taxes	$132,758	$6,861	$5,122	$10,822	$(79,564)	$75,999

8.             DERIVATIVE FINANCIAL INSTRUMENTS:

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  Approximately $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account during the six months ended December 31, 2006.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $7.9 million at December 31, 2006. This amount will remain deferred within OCI indefinitely, as the event which would trigger its release from OCI and recognition in earnings is the sale or liquidation of the Company’s international operations that the cross-currency swap hedged (and the Company has no intent to sell or liquidate this portion of its business operations).

9.             INCOME TAXES:

The reported effective tax rate was 29.6 percent and 35.2 percent for the three months ended December 31, 2006 and 2005, respectively, and 31.7 percent and 34.9 percent for the six months ended December 31, 2006 and 2005, respectively.

In December 2006, President Bush signed the Tax Relief and Health Care Act of 2006 into law. This Act retroactively reinstated the Work Opportunity and Welfare-to-Work Tax Credits for a two year period beginning January 1, 2006. In accordance with generally accepted accounting principles, the financial impact of the tax credits earned during the entire calendar year is required to be reflected in the Company’s tax rate for the quarter in which the Act was signed into law, which is the Company’s quarter ended December 31, 2006.  The reinstatement of these credits provided a tax benefit of $2.2 million for the three months ended December 31, 2006.

For the six months ended December 31, 2006, the effective tax rate was impacted by the Work Opportunity and Welfare-to-Work Tax Credits and a favorable ruling the Company received from the IRS. This favorable ruling increased net income by approximately $0.8 million. For the six months ended December 31, 2005, the reported effective tax rate included benefit from the Work Opportunity credits.

10.          SUBSEQUENT EVENT:

On January 3, 2007, the Company terminated its $14.5 million Canadian forward contracts hedging the cash flows between US and Canadian dollars.  The termination resulted in a deferred gain of $0.4 million which is recorded in other comprehensive income in the Consolidated Balance Sheet and will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2006 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2006 and 2005 and of cash flows for the six month periods ended December 31, 2006 and 2005.  This interim financial information is the responsibility of the Company’s management.

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
February 9, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in 5 sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of December 31, 2006, our worldwide operations included 11,570 system wide North American and international salons, 88 hair restoration centers and 55 beauty schools. Each of our salon concepts offer generally similar products and services and serves mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,493 salons, including 2,185 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,077 salons, including 1,601 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Our beauty schools are managed in aggregate, regardless of geographical location, and include 51 locations in the United States and four locations in the United Kingdom. Our hair restoration centers are located in the United States and Canada. During the six months ended December 31, 2006, we had approximately 60,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of eight to 12 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, student enrollment, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of eight to 12 percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-double-digit growth rate. Impacted by long hair fashions, during the past two fiscal years we have not been able to realize the same-store sales growth required to leverage some of our fixed cost categories, therefore resulting in less than double digit annual earnings growth. We anticipate expanding our presence in both North America and Europe. Additionally, we desire to enter the Asian market within the next year.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2007, although we have tempered our outlook for constructed salons to between 325 to 375 units, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add between 800 to 1,000 net locations each year through a combination of organic, acquisition and franchise growth.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to December 31, 2006, we acquired 7,393 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Beauty School Business

The beauty school business often participates in governmental programs designed to encourage education. We believe there is an opportunity to place graduates in our various salon concepts which may provide us with another competitive advantage. Similar to the salon and hair restoration industries, the beauty school industry is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Capitalizing on these opportunities would allow us to add incremental revenue without cannibalizing our existing salon or hair restoration center businesses. The beauty school business has not met our expectations during the current fiscal year. We are currently addressing the post acquisition integration difficulties which we have encountered in order to return the acquired schools to internally anticipated profit levels. During fiscal year 2007, we expect to moderate our acquisitions activity.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q.  We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.  Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2006 Annual Report on Form 10-K.  There were no significant changes in or application of our critical accounting policies during the three months ended December 31, 2006.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006

•                  Revenues increased 8.3 percent to $657 million and consolidated same-store sales increased 0.5 percent during the three months ended December 31, 2006. Same-store service sales continue to be modest due to the current customer visitation patterns stemming from a fashion trend towards longer hairstyles.

•                  The decrease in operating income as a percentage of consolidated revenues during the three months ended December 31, 2006 was primarily due to a lower quarter same-store sales increase of 0.5 percent compared to the comparable prior quarter increase of 1.2 percent in our salon business that resulted in less leverage of our fixed costs. In addition, G&A increased due to the timing of advertising and professional fees.

•                  During the quarter, we acquired 15 salons (including nine franchise salon buybacks).  We built 85 corporate salons and closed or relocated 39 salons, for a net increase of 61 salons.  Our franchisees constructed 62 salons and closed, sold back to us or relocated 43 salons, for a net increase of 19 franchise salons during the quarter.  As of December 31, 2006, we had 7,784 company-owned salons, 3,786 franchise salons, 55 beauty schools and 88 hair restoration centers (47 company-owned and 41 franchise locations).

•                  Total debt at the end of the quarter was $677 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, decreased 120 basis points to 42.9 percent as compared to June 30, 2006.

•                  A tax benefit related to the Work Opportunity and Welfare-to-Work Tax Credit of $2.2 million was recognized during the three months ended December 31, 2006 that lowered the effective tax rate by an incremental 6 percentage points or 600 basis points.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues.  The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2006	2005	2006	2005
Service revenues	67.0%	65.8%	67.5%	66.3%
Product revenues	30.0	31.0	29.4	30.4
Royalties and fees	3.0	3.2	3.1	3.3
	100.0	100.0	100.0	100.0
Operating expenses:
Cost of service (1)	56.7	56.8	56.6	56.8
Cost of product (2)	50.9	51.0	50.9	51.0
Site operating expenses	8.4	8.3	8.5	8.4
General and administrative	12.4	11.7	12.3	12.2
Rent	14.2	14.0	14.3	14.1
Depreciation and amortization	4.6	4.5	4.6	4.5

Operating income	7.2	8.3	7.0	7.7
Income before income taxes	5.8	6.9	5.6	6.4
Net income	4.1	4.5	3.9	4.2

(1)   Computed as a percent of service revenues and excludes depreciation expense.

(2)   Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, beauty schools revenues, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 8.3 percent to $657.0 million during the three months ended December 31, 2006 and 8.8 percent to $1,296.2 million during the six months ended December 31, 2006. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended December 31,
	Three Months		Six Months
(Dollars in thousands)	2006	2005	2006	2005
North American salons:
Regis	$125,461	$121,665	$247,736	$240,795
MasterCuts	44,093	44,441	88,142	87,945
Trade Secret(1)	72,442	73,711	137,904	138,202
SmartStyle	112,513	102,150	223,802	200,014
Strip Center(1)	190,404	169,616	382,235	338,170
Total North American Salons	544,913	511,583	1,079,819	1,005,126

International salons(1)	60,369	53,086	116,244	104,567
Beauty schools	21,976	15,007	41,341	28,229
Hair restoration centers(1)	29,732	26,947	58,829	52,930
Consolidated revenues	$656,990	$606,623	$1,296,233	$1,190,852
Percent change from prior year	8.3%	12.9%	8.8%	14.1%
Salon same-store sales increase(2)	0.5%	1.2%	0.2%	1.0%

(1)             Includes aggregate franchise royalties and fees of $19.9 and $19.2 million for the three months ended December 31, 2006 and 2005, respectively, and $39.7 and $38.7 million for the six months ended December 31, 2006 and 2005, respectively.  North American salon franchise royalties and fees represented 47.7 and 51.1 percent of total franchise revenues in the three months ended December 31, 2006 and 2005, respectively, and 48.7 and 50.8 percent of total franchise revenues in the six months ended December 31, 2006 and 2005, respectively.

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

The percent changes in consolidated revenues during the three and six months ended December 31, 2006 and 2005, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31,
	Three Months		Six Months
	2006	2005	2006	2005
Acquisitions (previous twelve months)	5.6%	9.3%	5.7%	10.3%
Organic growth	2.2	4.7	2.8	4.6
Foreign currency	1.0	(0.5)	0.8	(0.1)
Franchise revenues	—	(0.1)	—	(0.1)
Closed salons	(0.5)	(0.5)	(0.5)	(0.6)
	8.3%	12.9%	8.8%	14.1%

We acquired 326 salons (including 137 franchise salon buybacks) and 30 beauty schools during the twelve months ended December 31, 2006.  The organic growth was due to the construction of 482 company-owned salons during the twelve months ended December 31, 2006.  We closed 366 salons (including 188 franchise salons) during the twelve months ended December 31, 2006.

During the three and six months ended December 31, 2006, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior periods’ exchange rates.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

We acquired 377 salons (including 131 franchise salon buybacks, which includes five hair restoration centers), 90 hair restoration centers (including 46 company-owned) and 20 beauty schools during the twelve months ended December 31, 2005.  The organic growth was due to the construction of 543 company-owned salons during the twelve months ended December 31, 2005. We closed 329 salons (including 200 franchise salons) during the twelve months ended December 31, 2005. During the three and six months ended December 31, 2005, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro partially offset by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. Total service revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2006	$440,345	$41,067	10.3%
2005	399,278	42,131	11.8
Six Months
2006	$874,897	$84,650	10.7%
2005	790,247	93,665	13.4

The growth in service revenues in the three and six months ended December 31, 2006 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 1.3 percent for the three months ended December 31, 2006.  Additionally, hair restoration service revenues contributed to the increases in consolidated service revenues for the three and six months ended December 31, 2006 due to price increases and strong recurring customer revenues.  Same-store service sales continue to be modest due to the current customer visitation patterns stemming from a fashion trend towards longer hairstyles.

The growth in service revenues in the three and six months ended December 31, 2005 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 1.1 percent for the six months ended December 31, 2005 as compared to 0.9 percent in the corresponding prior fiscal period. Revenues were negatively impacted during the three and six months ended December 31, 2005 in the south and southeast United States, respectively, as a result of various hurricanes.

Product Revenues.  Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers and sales of product and equipment to franchisees.  Total product revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2006	$196,752	$8,644	4.6%
2005	188,108	27,859	17.4
Six Months
2006	$381,677	$19,817	5.5%
2005	361,860	53,492	17.3

The growth in product revenues for the three and six months ended December 31, 2006 was primarily due to acquisitions.  Growth during the six months ended December 31, 2006 was not as robust as the corresponding period of the prior fiscal year due to same-store product sales decreases of 1.2 percent and 1.3 percent during the three and six months ended December 31, 2006, respectively. The Company’s decision to stop carrying the Nexxus product line beginning in January 2006 as the result of the manufacturer’s decision to sell these products to discount retailers contributed to the same-store product sales decrease. During the three and six months ended December 31, 2005, the Company’s sales of Nexxus products totaled $3.0 million and $6.3 million, respectively.

The growth in product revenues for the three and six months ended December 31, 2005 was mainly due to acquisitions, specifically the addition of hair restoration centers, which drove an 800 basis point increase in product revenues.  In addition, there was a same-store product sales increase of 0.8 percent for the six months ended December 31, 2005 compared to an increase of 0.1 percent for the six months ended December 31, 2004.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2006	$19,893	$656	3.4%
2005	19,237	(699)	(3.5)
Six Months
2006	$39,659	$914	2.4%
2005	38,745	141	0.4

Total franchise locations open at December 31, 2006 and 2005 were 3,827 (including 41 franchise hair restoration centers) and 3,913 (including 44 franchise hair restoration centers), respectively.  We purchased 137 of our franchise salons during the twelve months ended December 31, 2006, which drove the overall decrease in the number of franchise salons between periods.  The increase in consolidated franchise revenues during the three and six months ended December 31, 2006 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior period’s exchange rates, partially offset by a decreased number of franchise salons, as discussed above.

The decrease in consolidated franchise revenues during the three months ended December 31, 2005 was primarily due to the unfavorable foreign currency fluctuation as well as 131 (including five hair restoration centers) franchise buybacks during the twelve months ended December 31, 2005. The increase in consolidated franchise revenues during the six months ended December 31, 2005 was primarily due to the acquisition of the hair restoration centers.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Total	Margin as % of Service and	Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$287,320	45.1%	$22,731	8.6%	10
2005	264,589	45.0	35,189	15.3	70
Six Months
2006	$567,043	45.1%	$48,128	9.3%	10
2005	518,915	45.0	72,131	16.1	50

(1)          Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Service	Margin as % of Service	Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$190,732	43.3%	$18,392	10.7%	10
2005	172,340	43.2	18,797	12.2	20
Six Months
2006	$379,759	43.4%	$38,309	11.2%	20
2005	341,450	43.2	41,058	13.7	10

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margins during the three and six months ended December 31, 2006 compared to the corresponding period of the prior fiscal quarter was primarily due to improved second quarter same-store service sales and continued focus on management of salon payroll costs, as well as the unfavorable impact of compensation paid to employees impacted by the hurricanes in the prior fiscal period’s service margin.

The basis point improvement in service margins during the three and six months ended December 31, 2005, was due to the ability to leverage fixed cost payrolls through increased same-store service sales, which increased to 1.1 percent from 0.9 percent for the six months ended December 31, 2004.  In addition, the service margins were favorably impacted by enhanced controls over inventory.  The improved margins were offset in part, by the additional compensation paid to employees impacted by the hurricanes in the three and six month period ended December 31, 2005.

Product Margin (Excluding Depreciation).  Product margin for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Product	Margin as % of Product	Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$96,588	49.1%	$4,339	4.7%	10
2005	92,249	49.0	16,392	21.6	170
Six Months
2006	$187,284	49.1%	$9,819	5.5%	10
2005	177,465	49.0	31,073	21.2	150

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The slight improvement in product margins as a percent of product revenues for the three and six months ended December 31, 2006 was due to a reduction in retail promotional discounting as compared to the corresponding prior fiscal periods.

The basis point improvement in product margins for the three and six months ended December 31, 2005, was due to the mix of product sales in the hair restoration centers, which have higher product margins than our salon business.  This improvement was softened by an increased level of retail promotional discounting.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)	Site	Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$54,967	8.4%	$4,855	9.7%	10
2005	50,112	8.3	5,361	12.0	—
Six Months
2006	$110,773	8.5%	$10,945	11.0%	10
2005	99,828	8.4	11,776	13.4	—

(1)          Represents the basis point change in site operating expenses as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

For the three and six months ended December 31, 2006, site operating expenses as a percent of consolidated revenues increased slightly as compared to the corresponding periods of the prior fiscal year primarily due to the timing of when certain direct salon expenses were incurred.

For the three and six months ended December 31, 2005,  site operating expenses as a percent of consolidated revenues were relatively consistent with the corresponding periods of the prior fiscal year.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations.  G&A expenses for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$81,411	12.4%	$10,236	14.4%	70
2005	71,175	11.7	7,070	11.0	(20)
Six Months
2006	$159,364	12.3%	$14,122	9.7%	10
2005	145,242	12.2	23,436	19.2	50

(1)          Represents the basis point change in G&A as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The planned deterioration in G&A costs as a percent of total revenues during the three months ended December 31, 2006 was primarily due to increased marketing costs related to salon and hair restoration advertising, as well as increased professional fees and reductions in consolidated same-store sales as compared to the corresponding period of the prior fiscal year.  The slight increase in G&A costs as a percent of total revenues during the six months ended December 31, 2006 was due to the items stated above, offset by decreased international severance expenses.

The decrease in G&A costs as a percent of total revenues during the three months ended December 31, 2005 was due to a decrease in advertising expense offset by the addition of the hair restoration centers, which have slightly higher G&A costs due to the marketing-intensive nature of the business.  The increase in G&A costs as a percent of total revenues during the six months ended December 31, 2005 was due to the increase in stock option expense, legal and accounting fees and international severance expense.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2006 and 2005, was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$93,163	14.2%	$8,117	9.5%	20
2005	85,046	14.0	9,929	13.2	—
Six Months
2006	$185,335	14.3%	$17,454	10.4%	20
2005	167,881	14.1	20,256	13.7	—

(1)          Represents the basis point change in rent expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

As a percent of consolidated revenues, the increase in this fixed cost expense during the three and six months ended December 31, 2006 was primarily due to rent expense increasing at a faster rate than salon same-store sales.

As a percent of consolidated revenues, rent expenses for the three and six months ended December 31, 2005 were relatively consistent with the corresponding periods ended December 31, 2004.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2006 and 2005 was as follows:

		Expense as %
(Dollars in thousands)		of Total	Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$30,412	4.6%	$3,153	11.6%	10
2005	27,259	4.5	6,494	31.3	60
Six Months
2006	$59,954	4.6%	$6,799	12.8%	10
2005	53,155	4.5	12,595	31.1	60

(1)          Represents the basis point change in depreciation and amortization as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in D&A as a percent of total revenues during the three and six months ended December 31, 2006 was primarily due to a lower same-store sales increase of 0.5 and 0.2 percent in our salon business as compared to the three and six months ended December 31, 2005.

The basis point increase during the three and six months ended December 31, 2005, was primarily due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004, as well as $0.5 million related to the write-off of fixed assets as a result of various hurricanes.

Interest

Interest expense for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$10,671	1.6%	$2,011	23.2%	20
2005	8,660	1.4	3,193	58.4	40
Six Months
2006	$20,509	1.6%	$3,585	21.2%	20
2005	16,924	1.4	7,149	73.1	50

(1)          Represents the basis point change in interest expense as a percent of total revenues as compared to the corresponding periods of the prior fiscal year.

The increase in interest expense as a percent of total revenues during the three and six months ended December 31, 2006 was primarily due to increased debt levels due to the Company’s repurchase of $37.5 million of our outstanding common stock and the timing of income tax payments during the six months ended December 31, 2006.

The increase in interest expense as a percent of total revenues during the three and six months ended December 31, 2005 was primarily due to an increase in our debt level stemming from our acquisition of the hair restoration centers in fiscal year 2005.

Income Taxes

Our reported effective tax rate for the three and six months ended December 31, 2006 and 2005 was as follows:

		Basis Point
Periods Ended December 31,	Effective Rate	Improvement (Deterioration)
Three Months
2006	29.6%	560
2005	35.2	(120)
Six Months
2006	31.7%	320
2005	34.9	(10)

The improvement in our overall effective tax rate for the three months ended December 31, 2006 was due to the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits which provided a tax benefit of $2.2 million. The improvement in our overall effective tax rate for the six months ended December 31, 2006 was due to the tax benefit of these credits and the favorable ruling we received from the IRS which provided an additional tax benefit of $0.8 million.

The increase in the effective tax rate for the three and six months ended December 31, 2005 was primarily due to the retroactive reinstatement in October 2004 of the federal Work Opportunity Credits. This resulted in the recording of tax credits earned during all of calendar 2004 in the Company’s tax rate for the December 31, 2004 reporting period and had the effect of lowering the Company’s effective tax rate for that reporting period.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. In the three and six months ended December 31, 2006, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the corresponding period of the prior fiscal year. In the three and six months ended December 31, 2005, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro, partially offset by the strengthening of the Canadian dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
(Dollars in thousands)	Impact on Revenues		Impact on Income Before Income Taxes
Periods Ended December 31,	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Three Months
Canadian dollar	$1,009	$882	$177	$152
British pound	3,619	(2,265)	214	(129)
Euro	1,318	(1,407)	218	(122)
Total	$5,946	$(2,790)	$609	$(99)
Six Months
Canadian dollar	$3,004	$2,903	$523	$438
British pound	5,372	(2,858)	248	(167)
Euro	1,984	(1,481)	346	(130)
Total	$10,360	$(1,436)	$1,117	$141

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers.  Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Increase
Three Months
2006	$544,913	$33,330	6.5%	0.6%
2005	511,583	46,265	9.9	1.5
Six Months
2006	$1,079,819	$74,693	7.4%	0.2%
2005	1,005,126	91,380	10.0	1.3

The percentage increases (decreases) during the three and six months ended December 31, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31,
	Three Months		Six Months
	2006	2005	2006	2005
Acquisitions (previous twelve months)	4.7%	4.9%	4.8%	5.2%
Organic growth	2.2	5.2	2.8	5.0
Foreign currency	0.2	0.2	0.3	0.3
Franchise revenues	(0.1)	—	—	(0.1)
Closed salons	(0.5)	(0.4)	(0.5)	(0.4)
	6.5%	9.9%	7.4%	10.0%

We acquired 306 North American salons during the twelve months ended December 31, 2006, including 134 franchise buybacks.  The organic growth was due primarily to the construction of 453 company-owned salons in North America during the twelve months ended December 31, 2006 and same-store sales increases.  The foreign currency impact during the six months ended December 31, 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 362 North American salons during the twelve months ended December 31, 2005, including 126 franchise buybacks.  The organic growth was due primarily to the construction of 523 company-owned salons in North America during the twelve months ended December 31, 2005, as well as North American same-store sales increases.  The foreign currency impact during the three and six months ended December 31, 2005 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior periods’ exchange rates.

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$69,054	12.7%	$(1,445)	(2.0)%	(110)
2005	70,499	13.8	7,687	12.2	30
Six Months
2006	$137,700	12.8%	$4,924	3.7%	(40)
2005	132,758	13.2	8,812	7.1	(40)

(1)          Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

For the three and six months ended December 31, 2006, the deterioration in North American salon operating income as a percent of North American salon revenues was primarily due to an increase in G&A and rent as a percent of revenues. These increases were attributable to lower same-store sales for the three and six months ended December 31, 2006 as compared to the corresponding periods of the prior fiscal year, as well as increased salon advertising and promotions and minimum rental expense.

The increase in North American salon operating income as a percentage of total revenues during the three months ended December 31, 2005, was due to improved salon payrolls and decreased advertising expense, partially offset by an increased level of retail promotional discounting.  The decrease in North American salon operating income as a percentage of total revenues during the six months ended December 31, 2005, was due to the additional compensation paid to employees impacted by the hurricanes as well as an increase in depreciation and amortization expense related to the write-off of fixed assets as a result of various hurricanes.

International Salons

International Salon Revenues.  Total international salon revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year		Same-Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
Three Months
2006	$60,369	$7,283	13.7%	(0.6)%
2005	53,086	(2,511)	(4.5)	(2.6)
Six Months
2006	$116,244	$11,677	11.2%	(0.9)%
2005	104,567	(2,768)	(2.6)	(3.1)

The percentage increases (decreases) during the three and six months ended December 31, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31,
	Three Months		Six Months
	2006	2005	2006	2005
Acquisitions (previous twelve months)	2.6%	2.6%	2.5%	2.1%
Organic growth	2.7	2.2	2.7	1.9
Foreign currency	8.7	(6.3)	6.7	(3.8)
Franchise revenues	0.6	(0.8)	0.2	(0.4)
Closed salons	(0.9)	(2.2)	(0.9)	(2.4)
	13.7%	(4.5)%	11.2%	(2.6)%

We acquired 20 (including three franchise buybacks) international salons during the twelve months ended December 31, 2006.  The organic growth was due to the construction of 29 company-owned international salons during the twelve months ended December 31, 2006, partially offset by international consolidated same-store sales decreases.  The foreign currency impact during the three and six months ended December 31, 2006 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates.

We acquired 15 international salons during the twelve months ended December 31, 2005.  The organic growth was due to the construction of 20 company-owned international salons during the twelve months ended December 31, 2005 offset by international consolidated same-store sales decreases.  The foreign currency impact during the three and six months ended December 31, 2005 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the prior periods’ exchange rates.

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$4,287	7.1%	$669	18.5%	30
2005	3,618	6.8	(2,000)	(35.6)	(330)
Six Months
2006	$8,801	7.6%	$1,940	28.3%	100
2005	6,861	6.6	(5,535)	(44.7)	(490)

(1)          Represents the basis point change in international salon operating income as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The improvement in international salon operating income as a percent of international salon revenues during the three and six months ended December 31, 2006 was primarily due to a decrease in severance expenses partially offset by a slight deterioration in product margins, the result of an increasing mix of hair appliance sales which have slightly lower gross margins.  Same-store product sales increases of 5.2 and 4.9 percent for the three and six months ended December 31, 2006 also contributed to the improvement.

The decrease in international salon operating income as a percentage of total revenues during the three and six months ended December 31, 2005, was due to reduced same-store sales as a continued result of a softening European economy.  In addition, operating income was negatively impacted by the decrease in franchise royalties and fees related to the fluctuation of the exchange rates of the Euro and British Pound as well as an increase in severance expenses.

Beauty Schools

Beauty School Revenues.  Total beauty schools revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2006	$21,976	$6,969	46.4%
2005	15,007	6,975	86.8
Six Months
2006	$41,341	$13,112	46.4%
2005	28,229	14,141	100.4

The percentage increases (decreases) during the three and six months ended December 31, 2006 and 2005 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31,
	Three Months		Six Months
	2006	2005	2006	2005
Acquisitions (previous twelve months)	45.3%	88.6%	45.3%	99.9%
Organic growth	(0.8)	0.7	(0.2)	2.2
Foreign currency	1.9	(2.5)	1.3	(1.7)
	46.4%	86.8%	46.4%	100.4%

We acquired 30 beauty schools during the twelve months ended December 31, 2006.  The foreign currency impact during the three and six months ended December 31, 2006 was driven by the weakening of the United States dollar against the British pound as compared to the prior period’s exchange rate.

We acquired 20 beauty schools during the twelve months ended December 31, 2005.  The foreign currency impact during the three and six months ended December 31, 2005 was driven by the strengthening of the United States dollar against the British pound as compared to the prior periods’ exchange rates.

Beauty School Operating Income.  Operating income for the beauty schools for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$2,584	11.8%	$(913)	(26.1)%	(1,150)
2005	3,497	23.3	1,089	45.2	(670)
Six Months
2006	$2,366	5.7%	$(2,756)	(53.8)%	(1,240)
2005	5,122	18.1	1,503	41.5	(760)

(1)          Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

Fluctuations in the operating income of the Beauty Schools during the three and six months ended December 31, 2006 and 2005 were primarily due to our integration of the new beauty schools and our continued development of the infrastructure necessary to operate this business segment. We returned to profitability during the three months ended December 31, 2006. However, we continue to be challenged by our performance in the beauty school business.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and six months ended December 31, 2006 and 2005 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
Three Months
2006	$29,732	$2,785	10.3%
2005 (1)	26,947	N/A	N/A
Six Months
2006	$58,829	$5,899	11.1%
2005 (1)	52,930	N/A	N/A

(1)             We did not own or operate any hair restoration centers until December 2004.

The percentage increases (decreases) during the three and six months ended December 31, 2006 was due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended December 31, 2006
	Three Months	Six Months
Acquisitions (previous twelve months)	8.2%	8.4%
Organic growth	2.3	2.9
Franchise revenues	(0.2)	(0.2)
	10.3%	11.1%

During the twelve months ended December 31, 2006, we acquired eight hair restoration centers, seven of which were franchise buybacks. These franchise buybacks drove the decrease in franchise revenues.  The increase in total hair restoration revenues was due to an increase in average revenue per client and improving attrition rates.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and six months ended December 31, 2006 and 2005 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2006	$6,389	21.5%	$857	15.5%	100
2005 (2)	5,532	20.5	N/A	N/A	N/A
Six Months
2006	$12,324	20.9%	$1,502	13.9%	50
2005 (2)	10,822	20.4	N/A	N/A	N/A

(1)          Represents the basis point change in hair restoration operating income as a percent of total hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

(2)             We did not own or operate any hair restoration centers until December 2004.

During the three and six months ended December 31, 2006, operating income of the hair restoration centers increased as a percent of total revenues due to an increase in average revenue per client and improving attrition rates, partially offset by an increase in advertising and marketing expenses due to new commercial shoots. We acquired Hair Club for Men and Women in December 2004 (i.e., the second quarter of fiscal year 2005).  Therefore, no prior year basis of comparison existed for the operations of the hair restoration centers during the three and six months ended December 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
	Debt to	Improvement
Periods Ended	Capitalization	(Deterioration) (1)
December 31, 2006	42.9	(120)
June 30, 2006	41.7	130

The slight deterioration in the debt to capitalization ratio during the six months ended December 31, 2006 was primarily due to increased debt levels stemming from share repurchases and customary income tax payments made during the six months ended December 31, 2006. The improvement in the debt to capitalization ratio during fiscal year 2006 was due to increased equity levels stemming primarily from fiscal year 2006 earnings.

Total assets at December 31, 2006 and June 30, 2006 were as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2006	2006	Prior Period(1)	Prior Period(1)
Total Assets	$2,091,625	$1,982,064	$109,561	5.5%

Acquisitions and new salon construction (a component of organic growth) were the primary drivers of the increase in total assets during the six months ended December 31, 2006 and the fiscal year ended June 30, 2006. Cash increases in our international segment accounted for $20.7 million of the increase in total assets for the six months ended December 31, 2006.

Total shareholders’ equity at December 31, 2006 and June 30, 2006 was as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2006	2006	Prior Period(1)	Prior Period(1)
Shareholders’ Equity	$902,641	$871,407	$31,234	3.6%

During the six months ended December 31, 2006, equity increased primarily as a result of net income and increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases during the six months ended December 31, 2006.

(1)             Change as compared to prior fiscal year end (June 30).

Cash Flows

Operating Activities

Net cash provided by operating activities was $101.3 and $126.5 million during the six months ended December 31, 2006 and 2005, respectively, and was the result of the following:

	Operating Cash Flows For the Six Months Ended December 31,
(Dollars in thousands)	2006	2005
Net income	$49,967	$49,469
Depreciation and amortization	59,954	53,155
Deferred income taxes	3,550	82
Receivables	(9,278)	70
Inventories	(11,141)	(16,022)
Other current assets	(21,935)	(3,549)
Accounts payable and accrued expenses	24,922	36,505
Other	5,242	6,804
	$101,281	$126,514

During the six months ended December 31, 2006, cash provided by operating activities was lower than in the corresponding period of the prior fiscal year primarily related to the timing of income tax payments. Inventories increased during the six months ended December 31, 2006 and 2005 due to growth in the number of salons, as well as product purchases during the three months ended December 31, 2006 in accordance with planned initiatives.  The increase in inventory resulted in an increase in accounts payable primarily due to the timing of payments related to inventory purchases.  Receivables increased during the six months ended December 31, 2006 primarily due to increased student enrollment in the beauty school segment as compared to June 30, 2006.

Investing Activities

Net cash used in investing activities was $95.2 and $101.6 million during the six months ended December 31, 2006 and 2005, respectively, and was the result of the following:

	Investing Cash Flows For the Six Months Ended December 31,
(Dollars in thousands)	2006	2005
Business and salon acquisitions	$(25,343)	$(41,425)
Capital expenditures for remodels or other additions	(21,784)	(18,334)
Capital expenditures for the corporate office (including all technology-related expenditures)	(12,243)	(13,775)
Capital expenditures for new salon construction	(12,254)	(28,306)
Proceeds from loans and investments	5,250	—
Disbursements for loans and investments	(20,063)	—
Net investment hedge settlement	(8,897)	—
Proceeds from sale of assets	133	227
	$(95,201)	$(101,613)

Acquisitions were primarily funded by a combination of operating cash flows and debt.  Additionally, we completed 110 major remodeling projects during the six months ended December 31, 2006, compared to 72 during the six months ended December 31, 2005. We constructed 214 company-owned salons and acquired 98 company-owned salons (49 of which were franchise buybacks) and one beauty school during the six months ended December 31, 2006.  We constructed 263 company-owned salons and acquired 67 company-owned salons (59 of which were franchise buybacks, including five hair restoration centers during the six months ended December 31, 2005.  The company-owned constructed and acquired salons (excluding franchise buybacks) consisted of the following number of salons in each concept:

	For the Six Months Ended December 31, 2006		For the Six Months Ended December 31, 2005
	Constructed	Acquired	Constructed	Acquired
Regis Salons	8	34	20	1
MasterCuts	6	—	18	—
Trade Secret	12	3	22	1
SmartStyle	118	—	91	—
Strip Center	55	—	93	1
International	15	12	19	5
	214	49	263	8

Loans and investments included $9.9 million related to an equity method investment the Company made during the three months of fiscal year 2007, as well as $4.0 million lent under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest. Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations).

Financing Activities

Net cash provided by financing activities was $13.1 and $9.4 million during the six months ended December 31, 2006 and 2005, respectively, and was the result of the following:

	Financing Cash Flows
	For the Six Months Ended December 31,
(Dollars in thousands)	2006	2005
Net borrowings on revolving credit facilities	$49,006	$16,600
Net repayments of long-term debt	(3,889)	(14,145)
Proceeds from the issuance of common stock	8,970	7,108
Repurchase of common stock	(37,481)	—
Excess tax benefits from stock-based compensation plans	2,892	2,419
Dividends paid	(3,643)	(3,616)
Other	(2,727)	1,011
	$13,128	$9,377

The net borrowings on revolving credit facilities were primarily used to fund loans and acquisitions, share repurchases, customary income tax payments made during the six months ended December 31, 2006 and the cross-currency swap settlement in September 2006 of $8.9 million.  Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Information. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the six months ended December 31, 2006 consisted of 49 franchise buybacks, 49 acquired corporate salons, and one acquired beauty school.  The acquisitions during the six months ended December 31, 2005 consisted of 59 franchise buybacks, eight other acquired corporate and franchise salons, and 11 acquired beauty schools.  The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  Based on the December 31, 2006 market price, the Company would be required to provide an additional 51,277 shares with an aggregate market value on that date of $2.0 million related to an acquisition contingency if the agreed upon time frame was assumed to have expired December 31, 2006.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to March 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies.  If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations.  We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable.  The existing guaranteed lease obligations, which have an aggregate undiscounted value of $0.9 million at December 31, 2006, terminate at various dates between April 2007 and May 2011.  We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and six months ended December 31, 2006.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.08 per share during the six months ended December 31, 2006 and 2005. On January 26, 2007, our Board of Directors declared a $0.04 per share quarterly dividend payable February 21, 2007 to shareholders of record on February 7, 2007.

Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2006, a total accumulated 4.0 million shares have been repurchased for $134.3 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at December 31, 2006, $65.7 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This quarterly report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons and beauty schools that support its growth objectives; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above.The ability of the Company to meet its expected revenue growth is dependent on salon and beauty school acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2006 and included in Form S-3 Registration Statement filed with the Securities and Exchange Commission on June 8, 2005. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates.  As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt.  Considering the effect of interest rate swaps and including $1.1 and $1.3 million related to the fair value swaps at December 31, 2006 and June 30, 2006, respectively, the Company had the following outstanding debt balances:

	December 31,	June 30,
(Dollars in thousands)	2006	2006
Fixed rate debt	$499,868	$471,928
Floating rate debt	177,147	150,341
	$677,015	$622,269

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt.  On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $7.9 million at December 31, 2006.  This amount will remain deferred within OCI until the sale or liquidation of the Company’s international operations that the cross-currency swap hedged (and the Company has no intent to sell or liquidate this portion of its business operations).

Interest rate swap contracts to pay variable rates of interest (based on the three-month and six-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $22.0 million notional amount matured during the six months ended December 31, 2006.  These swaps were designated as hedges of a portion of the Company’s senior term notes and were accounted for as fair value swaps.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2006 Annual Report on Form 10-K.  Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the six months ended December 31, 2006.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended December 31, 2006.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)  Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2006, a total accumulated 4.0 million shares have been repurchased for $134.3 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at December 31, 2006, $65.7 million remains to be spent on share repurchases under this program.

The following table shows the stock repurchase activity for the three months ended December 31, 2006 by month:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

10/1/06 – 10/31/06	33,000	$37.24	33,000	$76,907

11/1/06 – 11/30/06	302,700	36.98	302,700	65,712

12/1/06 – 12/31/06	—	—	—	65,712

Total	335,700	$37.01	335,700	$65,712

Item 4.  Submission of Matters to a Vote of Security Holders

On October 26, 2006, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors and the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	37,780,722	4,307,557
Paul D. Finkelstein	39,087,523	3,000,756
Thomas L. Gregory	40,065,914	2,022,365
Van Zandt Hawn	37,781,149	4,307,130
Susan Hoyt	37,781,428	4,306,851
David B. Kunin	36,372,874	5,715,405
Myron Kunin	37,362,717	4,725,562

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	41,724,101
Against	356,935
Abstain	7,243

Item 5.  Other Information

Compensatory Arrangements of Certain Officers

On February 8, 2007, the Company entered into a new employment agreement with its chairman and chief executive officer, Paul D. Finkelstein, replacing his existing employment agreement.  The employment agreement has a five-year term and provides for a base salary of $1,100,000 (Mr. Finkelstein’s base salary was previously $940,000).  The agreement entitles Mr. Finkelstein to participate in the Company’s short term and long term incentive plans available to other executive officers and grants him, as of its effective date, 165,000 restricted stock units with respect to the Company’s common stock that generally do not vest unless he remains employed for another five years.  The agreement maintains the Company’s current practice of providing Mr. Finkelstein with reimbursement of $100,000 annually for life insurance premiums and an additional amount to cover the taxes payable as a result of such reimbursement.  The agreement also continues the retirement provisions contained in his previous contract, and provides health, welfare and vacation programs on the terms applicable to other executive officers.  On a dismissal without cause or a resignation for good reason (as such terms are used in the agreement), the agreement provides for severance equal to two or three times (depending on the date of termination) the sum of his base salary and highest bonus of the preceding three years; payment of accrued compensation and obligations, including pro rata bonus for the year of termination based on the highest bonus during the preceding three years; full vesting of any unvested equity and other incentive awards; and lifetime health benefits, which benefits shall continue for the lifetime of any surviving spouse.  Upon his dismissal or his resignation for good reason in connection with a change in control, in addition to the foregoing termination benefits he will receive a grant of 300,000 shares of Company common stock.  To the extent Mr. Finkelstein would be subject to the excise tax on parachute payments as a result of a change in control, he will receive an additional amount to make him whole for such tax.  The employment agreement binds Mr. Finkelstein to noncompete and nonsolicitation provisions for two years after his employment termination.  The foregoing description is qualified in its entirety by the employment agreement, a copy of which is incorporated by reference herein and attached hereto as Exhibit 10.  The disclosure under this Item 5 is provided pursuant to Item 5(a) of Form 10-Q and in response to Item 5.02(e) of Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 10	Employment Agreement with Paul D. Finkelstein, Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed during the six months ended December 31, 2006:

Form 8-K dated August 23, 2006 related to the announcement of the Company’s financial results for its fiscal fourth quarter and fiscal year ended June 30, 2006.

Form 8-K dated October 11, 2006 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended September 30, 2006.

Form 8-K dated October 25, 2006 related to the announcement of the Company’s financial results for the quarter ended September 30, 2006.

Form 8-K dated October 26, 2006 related to the announcement of the Company’s approval and adoption of the amendments to the Company’s By-Laws in order to add Article II, Section 8, which specifies certain notice requirements for shareholder business and director nominations to be proposed at annual or special meetings of shareholders.

Form 8-K dated December 26, 2006 related to the announcement of the Company’s adoption of a new Rights Agreement with Wells Fargo Bank, N.A. to replace the previous Rights Agreement, dated December 23, 1996, as amended, which expired by its terms on December 23, 2006.  A dividend of one Right for each outstanding share of Common Stock, par value $.05 per share, of the Company, was declared to shareholders of record of Common Shares outstanding at December 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 9, 2007	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer