Form 10-Q
period 2007-03-31
REGIS CORP
filed 2007-05-10
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2007:

Common Stock, $.05 par value	44,303,673
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of March 31, 2007 and June 30, 2006
(In thousands, except share data)

	March 31, 2007	June 30, 2006
ASSETS
Current assets:
Cash and cash equivalents	$186,175	$135,397
Receivables, net	71,684	62,558
Inventories	195,892	193,999
Deferred income taxes	17,993	16,224
Other current assets	60,835	33,588
Total current assets	532,579	441,766

Property and equipment, net	490,196	483,764
Goodwill	781,175	778,228
Other intangibles, net	213,649	216,831
Other assets	66,368	61,475

Total assets	$2,083,967	$1,982,064

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$177,090	$101,912
Accounts payable	71,508	70,807
Accrued expenses	241,983	230,236
Total current liabilities	490,581	402,955

Long-term debt	490,942	520,357
Other noncurrent liabilities	192,067	187,345
Total liabilities	1,173,590	1,110,657

Commitments and contingencies

Shareholders’ equity:
Preferred stock, authorized 250,000 shares at March 31, 2007 and June 30, 2006	—	—
Common stock, $.05 par value; issued and outstanding 44,925,706 and 45,303,459 common shares at March 31, 2007 and June 30, 2006, respectively	2,247	2,266
Additional paid-in capital	212,963	232,284
Accumulated other comprehensive income	66,490	58,066
Retained earnings	628,677	578,791

Total shareholders’ equity	910,377	871,407

Total liabilities and shareholders’ equity	$2,083,967	$1,982,064

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended March 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Revenues:
Service	$449,548	$407,064
Product	185,462	177,907
Royalties and fees	20,024	19,076
	655,034	604,047

Operating expenses:
Cost of service	254,621	231,869
Cost of product	93,685	93,549
Site operating expenses	51,462	49,874
General and administrative	83,298	70,839
Rent	95,259	87,176
Depreciation and amortization	30,442	28,061
Goodwill impairment	23,000	―
Terminated acquisition expenses	―	5,687
Total operating expenses	631,767	567,055

Operating income	23,267	36,992

Other income (expense):
Interest	(10,355)	(8,937)
Other, net	1,075	1,633

Income before income taxes	13,987	29,688

Income taxes	(8,659)	(11,094)

Net income	$5,328	$18,594

Net income per share:
Basic	$0.12	$0.41
Diluted	$0.12	$0.40

Weighted average common and common equivalent shares outstanding:
Basic	44,703	45,366
Diluted	45,564	46,602

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the nine months ended March 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Revenues:
Service	$1,324,445	$1,197,311
Product	567,139	539,767
Royalties and fees	59,683	57,821
	1,951,267	1,794,899

Operating expenses:
Cost of service	749,759	680,666
Cost of product	288,078	277,944
Site operating expenses	162,235	149,702
General and administrative	242,662	216,081
Rent	280,594	255,057
Depreciation and amortization	90,396	81,216
Goodwill impairment	23,000	―
Terminated acquisition expenses	―	5,687
Total operating expenses	1,836,724	1,666,353

Operating income	114,543	128,546

Other income (expense):
Interest	(30,864)	(25,861)
Other, net	3,468	3,002

Income before income taxes	87,147	105,687

Income taxes	(31,852)	(37,624)

Net income	$55,295	$68,063

Net income per share:
Basic	$1.23	$1.51
Diluted	$1.21	$1.47

Weighted average common and common equivalent shares outstanding:
Basic	44,807	45,149
Diluted	45,712	46,460

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the nine months ended March 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$55,295	$68,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	81,233	72,463
Amortization	9,163	8,753
Deferred income taxes	(462)	3,824
Goodwill impairment	23,000	―
Excess tax benefits from stock-based compensation plans	(4,135)	(3,644)
Stock-based compensation	3,505	3,906
Other noncash items affecting earnings	2,636	282

Changes in operating assets and liabilities:
Receivables	(8,353)	(2,245)
Inventories	1,200	(11,142)
Other current assets	(20,327)	(1,843)
Other assets	1,673	(953)
Accounts payable	6,041	8,032
Accrued expenses	16,072	19,203
Other noncurrent liabilities	10,232	13,818
Net cash provided by operating activities	176,773	178,517

Cash flows from investing activities:
Capital expenditures	(66,611)	(93,149)
Proceeds from sale of assets	223	640
Purchase of salon, school and hair restoration center net assets, net of cash acquired	(34,171)	(93,760)
Proceeds from loans and investments	5,250	—
Disbursements for loans and investments	(19,984)	—
Net investment hedge settlement	(8,897)	—
Net cash used in investing activities	(124,190)	(186,269)

Cash flows from financing activities:
Borrowings on revolving credit facilities	5,015,956	2,152,230
Payments on revolving credit facilities	(4,976,950)	(2,119,980)
Proceeds from issuance of long-term debt	25,000	3,075
Repayments of long-term debt	(32,861)	(19,559)
Excess tax benefits from stock-based compensation plans	4,135	3,644
Other, primarily decrease in negative book cash balances	(4,976)	(2,055)
Repurchase of common stock	(41,298)	—
Proceeds from issuance of common stock	12,312	10,528
Dividends paid	(5,411)	(5,435)
Net cash (used in) provided by financing activities	(4,093)	22,448

Effect of exchange rate changes on cash and cash equivalents	2,288	(624)

Increase in cash and cash equivalents	50,778	14,072

Cash and cash equivalents:
Beginning of period	135,397	102,718
End of period	$186,175	$116,790

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of March 31, 2007 and for the three and nine months ended March 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2007 and the consolidated results of its operations and its cash flows for the interim periods presented.  Adjustments consist only of normal recurring items, except for any discussed in the notes below.  The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

With respect to the unaudited condensed financial information of the Company for the three and nine month periods ended March 31, 2007 and 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information.  However, their separate report dated May 10, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001.  Under these plans, four types of stock-based compensation awards are granted:  stock options, equity-based stock appreciation rights (SARS), restricted stock and restricted stock units.  These stock-based awards expire within ten years from the grant date.  The Company utilizes the lattice (binomial) option-pricing model to estimate the fair value of options at their grant date and recognizes compensation expense for these awards on a straight-line basis over the five-year vesting period.  Awards granted do not contain acceleration of vesting terms for retirement eligible recipients.

A summary of outstanding and exercisable options as of March 31, 2007, and changes during the three and nine months ended March 31, 2007 is presented below:

Options	Shares (in thousands)	Weighted- Average Exercise Price

Outstanding at July 1, 2006	2,908	$20.59
Granted	—	—
Exercised	(236)	16.25
Cancelled	(9)	38.02
Outstanding at September 30, 2006	2,663	$20.89
Granted	—	—
Exercised	(302)	16.62
Cancelled	(2)	28.60
Outstanding at December 31, 2006	2,359	$21.44
Granted	—	—
Exercised	(192)	17.41
Cancelled	(5)	36.37
Outstanding at March 31, 2007	2,162	$21.76
Exercisable at March 31, 2007	1,737	$18.72

An additional 411,529 shares are expected to vest with a $34.13 weighted average exercise price and a weighted average remaining contractual term of 7.5 years. The total intrinsic value of options exercised during the nine months ended March 31, 2007 and 2006, was $15.9 and $14.1 million, respectively.

As of March 31, 2007, 182,300 unvested restricted stock shares with a weighted average grant-date fair value of $36.95 were outstanding, of which 192,855 were outstanding at June 30, 2006.  Additionally, 165,000 restricted stock units with a weighted average grant-date fair value of $40.99 were granted during the three months ended March 31, 2007.  These restricted stock units were unvested as of March 31, 2007.

As of March 31, 2007, 219,350 SARS with a weighted average grant-date fair value of $37.23 were outstanding, of which 231,250 were outstanding at June 30, 2006.

The Company’s primary employee stock-based compensation grant occurs during the fourth quarter. The total unrecognized compensation cost related to stock-based compensation arrangements was $16.8 million at March 31, 2007 and the related weighted average period over which it is expected to be recognized is approximately 3.8 years.

Recent Accounting Pronouncements:

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 (i.e., the Company’s first quarter of fiscal year 2008), and the provisions are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 must be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the impact of FIN 48 on its Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the beginning of the Company’s fiscal year 2009). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)).  SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans as of the end of the Company’s current fiscal year (i.e., in the Company’s fiscal year 2007 Annual Report on Form 10-K). The impact of initial adjustment will be recorded as an adjustment of the ending balance of accumulated other comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, SFAS No. 88 or SFAS No. 106. The Company has unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company which will be subject to the provisions of SFAS No. 158.  The Company intends to fund its future obligations under these contracts through company-owned life insurance policies on the participants.  The Company is currently evaluating the impact of SFAS No. 158 on its Consolidated Financial Statements.

2.             SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The decrease in additional paid-in capital during the nine months ended March 31, 2007 was due to the following:

(Dollars in thousands)
Balance, June 30, 2006	$232,284
Exercise of stock options	12,276
Franchise stock incentive program	233
Tax benefit realized upon exercise of stock options	5,907
Stock-based compensation	3,505
Stock repurchase	(41,242)
Balance, March 31, 2007	$212,963

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2007 and 2006 was as follows:

Components of Comprehensive Income	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2007	2006	2007	2006
Net income	$5,328	$18,594	$55,295	$68,063
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(82)	922	(771)	924
Change in cumulative foreign currency translation, net of taxes	1,784	1,229	9,195	349

Total comprehensive income	$7,030	$20,745	$63,719	$69,336

3.                                      NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
(Shares in thousands)	2007	2006	2007	2006
Weighted average shares for basic earnings per share	44,703	45,366	44,807	45,149
Effect of dilutive securities:
Dilutive effect of stock-based compensation	812	1,061	856	1,136
Contingent shares issuable under contingent stock agreements	49	175	49	175
Weighted average shares for diluted earnings per share	45,564	46,602	45,712	46,460
Anti-dilutive stock-based compensation shares excluded from the above computations:
Stock options, SARs, restricted stock and restricted stock units	858	330	796	444

Restricted stock awards, including restricted stock units, of 347,300 and 139,400 shares as of March 31, 2007 and 2006, respectively, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.             GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to our recorded goodwill as of March 31, 2007 and June 30, 2006:

	Salons		Beauty	Hair Restoration
(Dollars in thousands)	North America	International	Schools	Centers	Consolidated

Balance at June 30, 2006	$520,314	$41,224	$81,886	$134,804	$778,228
Goodwill acquired	20,723	1,592	1,777	149	24,241
Translation rate adjustments	(1,388)	2,872	222	—	1,706
Impairment	—	—	(23,000)	—	(23,000)
Balance at March 31, 2007	$539,649	$45,688	$60,885	$134,953	$781,175

Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations.

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.  Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. The Company considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides.  The Company’s policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

During the three months ended March 31, 2007 and 2006, the Company performed its annual goodwill impairment analysis on its reporting units.  Based on the Company’s testing, a $23.0 million impairment charge was recorded during the three months ended March 31, 2007.  No impairment of goodwill was recorded during the three months ended March 31, 2006.

The recent performance challenges and necessary investments in information technology platforms and management that are required to effectively operate the Company’s beauty schools led the Company to exploring strategic alternatives pertaining to its beauty school operating segment.  Subsequent to the quarter end, the Company entered into an agreement to merge its 51 accredited cosmetology schools into Empire Education Group, Inc., creating the largest beauty school operator in North America.  This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry.  The terms of the transaction indicated that the estimated fair value of the accredited cosmetology schools was less than the current carrying value of this reporting unit’s net assets, including goodwill.  Thus, a $23.0 million pre-tax, non-cash impairment loss was recorded during the quarter ended March 31, 2007.

The table below presents details of our other intangible assets as of March 31, 2007 and June 30, 2006:

	March 31, 2007			June 30, 2006
		Accumulated			Accumulated
(Dollars in thousands)	Cost	Amortization	Net	Cost	Amortization	Net
Amortized intangible assets:
Brand assets and trade names	$111,552	$(9,344)	$102,208	$110,087	$(7,019)	$103,068
Customer list	48,743	(9,970)	38,773	48,743	(7,598)	41,145
Franchise agreements	26,682	(6,997)	19,685	24,907	(5,967)	18,940
Product license agreements	16,760	(2,774)	13,986	15,784	(2,221)	13,563
School-related licenses	25,428	(1,088)	24,340	24,818	(613)	24,205
Non-compete agreements	664	(611)	53	674	(603)	71
Other	20,446	(5,842)	14,604	19,325	(3,486)	15,839
	$250,275	$(36,626)	$213,649	$244,338	$(27,507)	$216,831

All intangible assets have been assigned an estimated finite useful life and are amortized over the number of years that approximate their respective useful lives (ranging from three to 40 years). The Company follows the straight-line method of amortization, which approximates the economic benefit obtained in that reporting period by the Company from the intangible asset. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average
Amortization Period
(in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	21
Product license agreements	30
School-related licenses	40
Non-compete agreements	6
Other	19
Total	29

Total amortization expense related to amortizable intangible assets was approximately $3.0 and $2.8 million during the three months ended March 31, 2007 and 2006, respectively, and $8.7 and $8.3 million during the nine months ended March 31, 2007 and 2006, respectively.   As of March 31, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

(Dollars in thousands)
Fiscal Year
Remainder of 2007	$2,915
2008	11,544
2009	11,280
2010	11,074
2011	10,902

5.             ACQUISITIONS, LOANS AND INVESTMENTS:

Acquisitions

During the nine months ended March 31, 2007 and 2006, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition.  Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the three and nine months ended March 31, 2007 and 2006 and the allocation of the purchase prices were as follows:

	Allocation of Purchase Prices For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2007	2006	2007	2006
Components of aggregate purchase prices:
Cash	$8,829	$52,335	$34,171	$93,760
Liabilities assumed	(286)	1,010	559	1,044
	$8,543	$53,345	$34,730	$94,804
Allocation of the purchase price:
Current assets	261	8,915	$2,225	$12,368
Property and equipment	1,524	6,017	5,298	10,796
Deferred income tax asset	—	—	1,043	—
Other noncurrent assets	43	—	52	1
Goodwill	6,383	42,892	24,256	74,794
Identifiable intangible assets	754	8,835	2,798	15,344
Accounts payable and accrued expenses	(66)	(11,362)	(150)	(16,314)
Deferred income tax liability	—	(1,952)	(436)	(2,185)
Other noncurrent liabilities	(356)	—	(356)	—
	$8,543	$53,345	$34,730	$94,804

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists, service quality and price point competitiveness. These attributes represent the “going concern” value of the salon.

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

During the nine months ended March 31, 2007 and 2006, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Loans and Investments

During the three months ended September 30, 2006, the Company invested $5.3 million in the preferred stock of a privately held entity. This investment was recorded within other assets in the Condensed Consolidated Balance Sheet and as an investing activity within the Condensed Consolidated Statement of Cash Flows.  During the three months ended December 31, 2006, the preferred stock was redeemed for the original investment amount of $5.3 million.  The Company received $93.0 thousand of preferred dividends from this investment prior to its redemption.

The Company holds a 19.9 percent interest in the voting common stock of another privately held entity. The Company is accounting for this investment under the equity method. During the three and nine months ended March 31, 2007, the Company recorded a loss of $0.6 and $1.1 million, respectively related to this equity investment. As of March 31, 2007 and June 30, 2006, the Company had $10.0 and $6.0 million of current and long-term notes receivable, respectively, outstanding under a credit agreement with the entity that is the majority corporate investor in this investment. The notes receivable are included within other current assets at March 31, 2007 and in other assets at June 30, 2006 in the Condensed Consolidated Balance Sheet and as investing activities within the Condensed Consolidated Statement of Cash Flows. Refer to Note 3 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K for additional details.

In October 2006, the Company invested $9.9 million to form a new limited liability company called Intelligent Nutrients, LLC. The Company holds a 50 percent interest in the newly formed LLC. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics.  Additionally, a full line of professional hair-care and personal care products is in development and is expected to be available later in calendar year 2007.  These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons.  During the three and nine months ended March 31, 2007, the Company recorded a loss of $0.6 and $1.2 million, respectively, related to this equity investment.

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

7.             DERIVATIVE FINANCIAL INSTRUMENTS:

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  Approximately $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account during the nine months ended March 31, 2007.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income (AOCI) related to the cross-currency swap was $7.9 million at March 31, 2007. This amount will remain deferred within AOCI indefinitely, as the event which would trigger its release from AOCI and recognition in earnings is the sale or liquidation of the Company’s international operations that the cross-currency swap hedged.  The Company currently has no intent to sell or liquidate this portion of its business operations.

On January 3, 2007, the Company terminated its Canadian forward foreign currency contracts having a $14.5 million notional amount.  The termination resulted in a deferred gain of $0.4 million which is recorded in AOCI in the Condensed Consolidated Balance Sheet, as the contracts hedged currency risk associated with a portion of the monthly forecasted intercompany foreign-currency-denominated transactions stemming from the forecasted monthly product shipments from the Company’s subsidiaries located in the Unites States to its Canadian subsidiaries.  The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings.

8.             INCOME TAXES:

The reported effective income tax rate was 61.9 percent and 37.4 percent for the three months ended March 31, 2007 and 2006, respectively, and 36.5 percent and 35.6 percent for the nine months ended March 31, 2007 and 2006, respectively.  The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Tax Rate Reconciliation	2007	2006	2007	2006
Statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments resulting from:
State income taxes	1.1	2.4	1.8	2.1
Foreign income taxes at other than U.S. rates	(7.1)	(0.5)	(2.5)	(1.4)
WOTC and jobs tax credits, net	(7.9)	—	(3.9)	(0.7)
Tax effect of goodwill impairment	37.6	—	6.0	—
All other non-deductible book-tax differences, net	3.2	0.5	0.1	0.6
Effective income tax rate	61.9%	37.4%	36.5%	35.6%

In December 2006, President Bush signed the Tax Relief and Health Care Act of 2006 into law. This Act retroactively reinstated the Work Opportunity and Welfare-to-Work Tax Credits for a two year period beginning January 1, 2006. In accordance with generally accepted accounting principles, the financial impact of the tax credits earned during the entire calendar year is required to be reflected in the Company’s tax rate for the quarter in which the Act was signed into law, which was the Company’s quarter ended December 31, 2006.

The effective income tax rate for the three and nine months ended March 31, 2007 was adversely impacted by the pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007.  The majority of the goodwill impairment charge is not deductible for tax purposes.

9.             SUBSEQUENT EVENTS:

On April 18, 2007, the Company entered into a Contribution Agreement with Empire Beauty School Inc.  Pursuant to the Agreement, Regis and Empire Beauty School Inc. will each contribute their respective cosmetology school businesses, as defined in the Agreement, to a newly formed company, Empire Education Group, Inc. Upon completion of the transaction, Regis will own a 49 percent minority interest in Empire Education Group, Inc.  Empire’s management team will operate and manage the combined business.  The transaction is expected to close July 1, 2007, subject to regulatory and accreditation approvals.  In conjunction with the transaction, Regis and Empire Beauty School Inc. entered into a Consulting Agreement effective April 18, 2007 through the close of the transaction.  The consulting services covered under the Consulting Agreement include, among other things, a review of Regis’ business operations.  The five Vidal Sassoon Academies are not part of this transaction.

In April 2007, the Company acquired exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for $11.3 million.  The notes are exchangeable for approximately 14.7% of the outstanding shares of Beauty Takashi Co. Ltd., a subsidiary of Yamano Holdings.  In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into a business collaboration agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

10.          SEGMENT INFORMATION:

The Company operates or franchises 9,585 North American salons (located in the United States, Canada and Puerto

Rico), 2,042 international salons, 56 beauty schools and 90 hair restoration centers.  The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons.  The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels.  All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations.  The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate reportable segments.

Financial information for the Company’s reporting segments is shown in the following tables:

	Total Assets As of
(Dollars in thousands)	March 31, 2007	June 30, 2006
North American salons	$1,137,346	$1,030,720
International salons	199,413	184,296
Beauty schools	163,887	177,295
Hair restoration centers	258,860	259,739
Unallocated corporate	324,461	330,014
Consolidated	$2,083,967	$1,982,064

	For the Three Months Ended March 31, 2007
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$379,903	$34,856	$20,459	$14,330	$—	$449,548
Product	150,356	16,794	2,582	15,730	—	185,462
Royalties and fees	9,383	9,342	—	1,299	—	20,024
	539,642	60,992	23,041	31,359	—	655,034
Operating expenses:
Cost of service	220,079	18,922	8,035	7,585	—	254,621
Cost of product	77,323	10,151	1,485	4,726	—	93,685
Site operating expenses	43,302	2,792	4,050	1,318	—	51,462
General and administrative	29,507	11,218	2,357	7,226	32,990	83,298
Rent	79,119	11,662	2,348	1,626	504	95,259
Depreciation and amortization	20,736	2,191	852	2,432	4,231	30,442
Goodwill impairment	—	—	23,000	—	—	23,000
Total operating expenses	470,066	56,936	42,127	24,913	37,725	631,767

Operating income (loss)	69,576	4,056	(19,086)	6,446	(37,725)	23,267

Other income (expense):
Interest	—	—	—	—	(10,355)	(10,355)
Other, net	—	—	—	—	1,075	1,075
Income (loss) before income taxes	$69,576	$4,056	$(19,086)	$6,446	$(47,005)	$13,987

	For the Three Months Ended March 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$348,125	$30,253	$16,591	$12,095	$—	$407,064
Product	148,351	13,350	1,542	14,664	—	177,907
Royalties and fees	9,549	8,243	—	1,284	—	19,076
	506,025	51,846	18,133	28,043	—	604,047
Operating expenses:
Cost of service	201,395	16,395	7,131	6,948	—	231,869
Cost of product	80,018	7,784	1,413	4,334	—	93,549
Site operating expenses	43,599	2,433	2,677	1,165	—	49,874
General and administrative	26,888	9,713	2,136	6,052	26,050	70,839
Rent	73,391	9,987	1,905	1,624	269	87,176
Depreciation and amortization	19,504	1,930	682	2,381	3,564	28,061
Terminated acquisition expenses	—	—	—	—	5,687	5,687
Total operating expenses	444,795	48,242	15,944	22,504	35,570	567,055
Operating income	61,230	3,604	2,189	5,539	(35,570)	36,992
Other income (expense):
Interest	—	—	—	—	(8,937)	(8,937)
Other, net	—	—	—	—	1,633	1,633
Income before income taxes	$61,230	$3,604	$2,189	$5,539	$(42,874)	$29,688

	For the Nine Months Ended March 31, 2007
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$1,123,263	$103,780	$57,565	$39,837	$—	$1,324,445
Product	467,520	46,154	6,817	46,648	—	567,139
Royalties and fees	28,678	27,302	—	3,703	—	59,683
	1,619,461	177,236	64,382	90,188	—	1,951,267
Operating expenses:
Cost of service	648,314	55,518	24,255	21,672	—	749,759
Cost of product	241,618	28,026	4,413	14,021	—	288,078
Site operating expenses	138,146	7,867	12,596	3,626	—	162,235
General and administrative	88,897	32,944	7,520	20,045	93,256	242,662
Rent	233,704	33,768	6,825	4,898	1,399	280,594
Depreciation and amortization	61,506	6,256	2,493	7,156	12,985	90,396
Goodwill impairment	—	—	23,000	—	—	23,000
Total operating expenses	1,412,185	164,379	81,102	71,418	107,640	1,836,724
Operating income (loss)	207,276	12,857	(16,720)	18,770	(107,640)	114,543
Other income (expense):
Interest	—	—	—	—	(30,864)	(30,864)
Other, net	—	—	—	—	3,468	3,468
Income (loss) before income taxes	$207,276	$12,857	$(16,720)	$18,770	$(135,036)	$87,147

	For the Nine Months Ended March 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$1,027,661	$93,216	$42,348	$34,086	$—	$1,197,311
Product	454,277	38,383	4,014	43,093	—	539,767
Royalties and fees	29,213	24,814	—	3,794	—	57,821
	1,511,151	156,413	46,362	80,973	—	1,794,899
Operating expenses:
Cost of service	594,059	50,096	16,899	19,612	—	680,666
Cost of product	238,364	23,234	3,314	13,032	—	277,944
Site operating expenses	133,211	6,850	6,337	3,304	—	149,702
General and administrative	79,769	30,379	5,828	17,214	82,891	216,081
Rent	215,049	29,660	4,848	4,538	962	255,057
Depreciation and amortization	56,711	5,729	1,825	6,912	10,039	81,216
Terminated acquisition expenses	—	—	—	—	5,687	5,687
Total operating expenses	1,317,163	145,948	39,051	64,612	99,579	1,666,353
Operating income	193,988	10,465	7,311	16,361	(99,579)	128,546
Other income (expense):
Interest	—	—	—	—	(25,861)	(25,861)
Other, net	—	—	—	—	3,002	3,002
Income before income taxes	$193,988	$10,465	$7,311	$16,361	$(122,438)	$105,687

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2007 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2007 and 2006 and of cash flows for the nine month periods ended March 31, 2007 and 2006.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2006, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated September 8, 2006, which contained an explanatory paragraph indicating the Company changed its method of accounting for share-based payments as of July 1, 2005, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
May 10, 2007

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of March 31, 2007, our worldwide operations included 11,627 system wide North American and international salons, 90 hair restoration centers and 56 beauty schools. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,585 salons, including 2,165 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,042 salons, including 1,566 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Our beauty schools are managed in aggregate, regardless of geographical location, and include 52 locations in the United States and four locations in the United Kingdom. Our hair restoration centers are located in the United States and Canada. During the nine months ended March 31, 2007, we had approximately 61,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of eight to 12 percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, student enrollment, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of eight to 12 percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-double-digit growth rate. Impacted by long hair fashions, during the past two fiscal years we have not been able to realize the same-store sales growth required to leverage some of our fixed cost categories, therefore resulting in less than double digit annual earnings growth. We anticipate expanding our presence in both North America and Europe.  In April 2007, Regis entered the Asian market through an investment in a privately held Japanese company.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2007, we expect constructed salons to be between 400 to 450 units.  In addition, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to March 31, 2007, we acquired 7,400 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Beauty School Business

 On April 18, 2007, the Company entered into a Contribution Agreement with Empire Beauty School Inc.  Regis and Empire Beauty School Inc. will each contribute their respective cosmetology school businesses to a newly formed company, Empire Education Group, Inc.   Upon completion of the transaction, Regis will own a 49 percent minority interest in Empire Education Group, Inc.  Empire’s management team will operate and manage the combined business.  The transaction is expected to close July 1, 2007, subject to regulatory and accreditation approvals.  Upon closing of the transaction, we expect to account for our investment in the new Empire Education Group, Inc. under the equity method.

In order to maximize the enormous potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management.  We believe merging with Empire is the most efficient and accretive way for us to achieve our goals.  This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry.  The consolidated new Empire Education Group, Inc. will own 88 accredited cosmetology schools with revenues of approximately $130 million annually and will be overseen by the current Empire management team.

We will be able to add significant value to the venture with our strong education and marketing programs coupled with the ancillary benefits that the Vidal Sassoon Academies (which are not part of this transaction) and Horst Rechelbacher (the founder of Aveda and a beauty industry icon) will provide.  In addition, we will have double the number of qualified graduates who will have placement opportunities at our Regis operated salons.

We recorded a $23.0 million pre-tax, non-cash goodwill impairment charge as a result of the transaction.  We expect the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs, which will result in the transaction reducing earnings in fiscal year 2008.  Once the integration is complete, we will share in significant synergies and operating improvements.  Long-term, it is our belief this transaction should be very accretive and our expectations will be to add significantly more shareholder value than the impairment charge.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2006 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q.  We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.  Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2006 Annual Report on Form 10-K.  There were no significant changes in or application of our critical accounting policies during the three months ended March 31, 2007.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2007

•                  Revenues increased 8.4 percent to $655.0 million and consolidated same-store sales were flat during the three months ended March 31, 2007. Same-store service sales continue to be modest due to the current customer visitation patterns stemming from a fashion trend towards longer hairstyles.

•                  The decrease in operating income as a percentage of consolidated revenues during the three months ended March 31, 2007 was primarily due to the pre-tax, non-cash goodwill impairment charge of $23.0 million associated with the Company’s accredited cosmetology schools.  In accordance with the terms of the Contribution Agreement entered into on April 18, 2007, these schools will be contributed into a newly formed company, Empire Education Group, Inc. on July 1, 2007.

•                  During the quarter, we acquired 45 corporate locations (including 37 franchise location buybacks).  We built 123 corporate locations and closed or relocated 53 locations, for a net increase of 115 locations.  Our franchisees constructed 53 locations and closed, sold back to us or relocated 108 locations, for a net decrease of 55 franchise locations during the quarter.  As of March 31, 2007, we had 7,896 company-owned salons, 3,731 franchise salons, 56 beauty schools and 90 hair restoration centers (49 company-owned and 41 franchise locations).

•                  Total debt at the end of the quarter was $668.0 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, increased 60 basis points to 42.3 percent as compared to June 30, 2006.

•                  The effective income tax rate was adversely affected by the goodwill impairment charge, as the majority of the associated goodwill written off is not deductible for tax purposes.  This was partially offset by Work Opportunity and Welfare-to-Work Tax Credits earned during the quarter.

•                  Site operating expenses were impacted by a reduction in workers’ compensation expenses as a result of implementing new safety and return-to-work programs over the recent years.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues.  The percentages are computed as a percent of total consolidated revenues, except as noted.

Results of Operations as a Percent of Revenues

	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Service revenues	68.6%	67.3%	67.8%	66.7%
Product revenues	28.3	29.5	29.1	30.1
Royalties and fees	3.1	3.2	3.1	3.2
	100.0	100.0	100.0	100.0
Operating expenses:
Cost of service (1)	56.6	57.0	56.6	56.8
Cost of product (2)	50.5	52.6	50.8	51.5
Site operating expenses	7.9	8.3	8.3	8.3
General and administrative	12.7	11.7	12.4	12.0
Rent	14.5	14.4	14.4	14.2
Depreciation and amortization	4.6	4.6	4.6	4.5
Goodwill impairment	3.5	—	1.2	—
Terminated acquisition expenses	—	0.9	—	0.3

Operating income	3.6	6.1	5.9	7.2
Income before income taxes	2.1	4.9	4.5	5.9
Net income	0.8	3.1	2.8	3.8

(1)             Computed as a percent of service revenues and excludes depreciation expense.

(2)             Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, beauty schools revenues, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 8.4 percent to $655.0 million during the three months ended March 31, 2007 and 8.7 percent to $1,951.3 million during the nine months ended March 31, 2007. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended March 31,
	Three Months		Nine Months
(Dollars in thousands)	2007	2006	2007	2006
North American salons:
Regis	$126,137	$120,183	$373,872	$360,977
MasterCuts	43,835	43,663	131,978	131,608
Trade Secret(1)	58,098	61,655	196,002	199,857
SmartStyle	119,284	106,703	343,086	306,718
Strip Center(1)	192,288	173,821	574,523	511,991
Total North American Salons	539,642	506,025	1,619,461	1,511,151

International salons(1)	60,992	51,846	177,236	156,413
Beauty schools	23,041	18,133	64,382	46,362
Hair restoration centers(1)	31,359	28,043	90,188	80,973
Consolidated revenues	$655,034	$604,047	$1,951,267	$1,794,899
Percent change from prior year	8.4%	8.4%	8.7%	12.1%
Salon same-store sales increase (decrease) (2)	0.0%	(0.4)%	0.3%	0.5%

(1)             Includes aggregate franchise royalties and fees of $20.0 and $19.1 million for the three months ended March 31, 2007 and 2006, respectively, and $59.7 and $57.8 million for the nine months ended March 31, 2007 and 2006, respectively.  North American salon franchise royalties and fees represented 46.9 and 50.1 percent of total franchise revenues in the three months ended March 31, 2007 and 2006, respectively, and 48.1 and 50.5 percent of total franchise revenues in the nine months ended March 31, 2007 and 2006, respectively.

(2)             Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period.  Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis.  Relocated salons are included in same-store sales as they are considered to have been open in the prior period.  International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation.  The Company began including Hair Restoration Centers in its same-store sales calculation beginning with the third fiscal quarter of 2007, as we did not own or operate any hair restoration centers until December 2004.  Management believes that same-store sales, a component of organic growth, are useful in determining the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

The percent changes in consolidated revenues during the three and nine months ended March 31, 2007 and 2006, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Acquisitions (previous twelve months)	4.4%	3.9%	5.2%	8.1%
Organic growth	3.6	5.6	3.1	5.0
Foreign currency	0.9	(0.4)	0.9	(0.3)
Franchise revenues	—	(0.1)	—	(0.1)
Closed salons	(0.5)	(0.6)	(0.5)	(0.6)
	8.4%	8.4%	8.7%	12.1%

We acquired 277 salons (including 90 franchise salon buybacks), two beauty schools, and two hair restoration centers (including one franchise buyback) during the twelve months ended March 31, 2007.  The organic growth was due to the construction of 458 company-owned salons during the twelve months ended March 31, 2007.  We closed 342 salons (including 160 franchise salons) during the twelve months ended March 31, 2007.

During the three months ended March 31, 2007, the foreign currency impact was driven by the weakening of the United States dollar against the British pound and Euro, partially offset by the strengthening of the United States dollar against the Canadian dollar, as compared to the exchange rates for the three months ended March 31, 2006.  During the nine months ended March 31, 2007, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the nine months ended March 31, 2006.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

During the three and nine months ended March 31, 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro partially offset by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rates for the three and nine months ended March 31, 2005.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2007	$449,548	$42,484	10.4%
2006	407,064	38,383	10.4
Nine Months
2007	$1,324,445	$127,134	10.6%
2006	1,197,311	132,048	12.4

The growth in service revenues during the three and nine months ended March 31, 2007 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 1.0 percent for the three and nine months ended March 31, 2007.  Additionally, hair restoration service revenues contributed to the increases in consolidated service revenues for the three and nine months ended March 31, 2007 due to strong recurring and new customer revenues and increases in hair transplant management fees.  Same-store service sales continue to be modest due to the current customer visitation patterns stemming from a fashion trend towards longer hairstyles.

The growth in service revenues in the three and nine months ended March 31, 2006 was driven primarily by acquisitions and new salon construction (a component of organic growth).  However, the growth was not as robust compared to the three and nine months ended March 31, 2005 decreased due to a shift in the Easter holiday from third quarter in fiscal 2005 to the fourth quarter in fiscal 2006.  Service revenues were also impacted by a same-store service sales decrease of 0.3 percent and an increase of 0.6 percent for the three and nine months ended March 31, 2006.

Product Revenues.  Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers and sales of product and equipment to franchisees.  Total product revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2007	$185,462	$7,555	4.2%
2006	177,907	9,223	5.5
Nine Months
2007	$567,139	$27,372	5.1%
2006	539,767	62,715	13.1

The growth in product revenues for the three and nine months ended March 31, 2007 was primarily due to acquisitions.  Growth during the three and nine months ended March 31, 2007 was not as robust compared to the three and nine months ended March 31, 2006 due to same-store product sales decreases of 2.3 percent and 1.3 percent during the three and nine months ended March 31, 2007, respectively, related to product diversion and increased appeal of mass retail hair care lines to the consumer.

The growth in product revenues for the three and nine months ended March 31, 2006 was mainly due to acquisitions.  Growth during the three months ended March 31, 2006 was not as robust compared to the three months ended March 31, 2005 due to a shift in the Easter holiday from third quarter in fiscal 2005 to the fourth quarter in fiscal 2006.  Product revenues were also impacted by a same-store product sales decrease of 0.7 percent for the three months ended March 31, 2006 compared to a decrease of 0.1 percent for the three months ended March 31, 2005.  Growth during the nine months ended March 31, 2006 was due to a same-store product sales increase of 0.4 percent compared to an increase of 0.1 percent for the nine months ended March 31, 2005.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2007	$20,024	$948	5.0%
2006	19,076	(823)	(4.1)
Nine Months
2007	$59,683	$1,862	3.2%
2006	57,821	(682)	(1.2)

Total franchise locations open at March 31, 2007 and 2006 were 3,772 (including 41 franchise hair restoration centers) and 3,781 (including 42 franchise hair restoration centers), respectively.  We purchased 90 of our franchise salons during the twelve months ended March 31, 2007 compared to 161 during the twelve months ended March 31, 2006, which drove the overall decrease in the number of franchise salons between periods.  The increase in consolidated franchise revenues during the three and nine months ended March 31, 2007 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the three and nine months ended March 31, 2006, partially offset by a decreased number of franchise salons, as discussed above.

The decrease in consolidated franchise revenues during the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was primarily due to an unfavorable foreign currency fluctuation, as well as 161 (including seven hair restoration centers) franchise buybacks during the twelve months ended March 31, 2006.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Total	Margin as % of Service and	Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$286,704	45.1%	$27,151	10.5%	70
2006	259,553	44.4	21,211	8.9	—
Nine Months
2007	$853,747	45.1%	$75,279	9.7%	30
2006	778,468	44.8	93,342	13.6	40

(1)             Represents the basis point change in total margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Service	Margin as % of Service	Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$194,927	43.4%	$19,732	11.3%	40
2006	175,195	43.0	18,421	11.8	50
Nine Months
2007	$574,686	43.4%	$58,041	11.2%	20
2006	516,645	43.2	59,479	13.0	30

(1)             Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margins as a percent of service revenues during the three and nine months ended March 31, 2007 was primarily due to improved same-store service sales for the three and nine months ended March 31, 2007 compared to the three and nine months ended March 31, 2006.  The improvement was also due to the continued focus on management of salon payroll costs and increased hair restoration service revenues due to strong recurring and new customer revenues and increases in hair transplant management fees.

The basis point improvement in service margins as a percent of service revenues during the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was due to the improved management of salon payroll. The improved margins were offset in part by increases in bank charges due to credit card usage.

Product Margin (Excluding Depreciation).  Product margin for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$91,777	49.5%	$7,419	8.8%	210
2006	84,358	47.4	2,790	3.4	(100)
Nine Months
2007	$279,061	49.2%	$17,238	6.6%	70
2006	261,823	48.5	33,863	14.9	70

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in product margins as a percent of product revenues for the three and nine months ended March 31, 2007 was due to a reduction in retail promotional discounting as compared to the three and nine months ended March 31, 2006.

The basis point deterioration in product margins as a percent of product revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was primarily associated with price discounting related to repackaging efforts by suppliers of several top lines, as well as increases in promotional sales activity and an unfavorable shift in the product mix due to the increased sales of lower margin hair care appliances. The basis point improvement in product margins as a percent of product revenues for the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was due to product sales at hair restoration centers which have higher product margins than sales of retail products in salons.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)	Site	Expense as % of Total	Decrease Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$51,462	7.9%	$1,588	3.2%	(40)
2006	49,874	8.3	3,607	7.8	—
Nine Months
2007	$162,235	8.3%	$12,533	8.4%	—
2006	149,702	8.3	15,383	11.5	(10)

(1)          Represents the basis point change in site operating expenses as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues for the three months ended

March 31, 2007 was primarily due to an actuarial reduction in workers’ compensation claims reserves as a result of implementing new safety and return-to-work programs over the recent years.  Site operating expenses as a percent of consolidated revenues for the nine months ended March 31, 2007 were consistent with the nine months ended March 31, 2006.

Site operating expenses as a percent of revenues for the three and nine months ended March 31, 2006 were consistent with the three and nine months ended March 31, 2005.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations.  G&A expenses for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Expense as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$83,298	12.7%	$12,459	17.6%	100
2006	70,839	11.7	2,012	2.9	(70)
Nine Months
2007	$242,662	12.4%	$26,581	12.3%	40
2006	216,081	12.0	25,448	13.3	10

(1)          Represents the basis point change in G&A as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The planned basis point deterioration in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2007 was primarily due to increases in certain benefit accruals related to deferred compensation and professional fees.  The basis point deterioration in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2007 was due to the items stated above, offset by decreased international severance expenses.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due to a decrease in salon and franchise advertising expense.  G&A costs as a percent of consolidated revenues for the nine months ended March 31, 2006 were consistent with the nine months ended March 31, 2005.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2007 and 2006, was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$95,259	14.5%	$8,083	9.3%	10
2006	87,176	14.4	8,598	10.9	30
Nine Months
2007	$280,594	14.4%	$25,537	10.0%	20
2006	255,057	14.2	28,854	12.8	10

(1)          Represents the basis point change in rent expense as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2007 and 2006 was primarily due to rent expense increasing at a faster rate than salon same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$30,442	4.6%	$2,381	8.5%	—
2006	28,061	4.6	3,157	12.7	10
Nine Months
2007	$90,396	4.6%	$9,180	11.3%	10
2006	81,216	4.5	15,752	24.1	40

(1)          Represents the basis point change in depreciation and amortization as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2007 was consistent with the three and nine months ended March 31, 2006.

D&A as a percent of consolidated revenues during the three months ended March 31, 2006 was consistent with the three months ended March 31, 2005. The basis point deterioration in D&A as a percent of consolidated revenues during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was primarily due to D&A expense increasing at a faster rate than salon same-store sales.

Interest

Interest expense for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)		Expense as % of Total	Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$10,355	1.6%	$1,418	15.9%	10
2006	8,937	1.5	1,910	27.2	20
Nine Months
2007	$30,864	1.6%	$5,003	19.3%	20
2006	25,861	1.4	9,059	53.9	40

(1)          Represents the basis point change in interest expense as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2007 was primarily due to increased debt levels due to the Company’s repurchase of $41.3 million of our outstanding common stock, acquisitions and the timing of income tax payments during the nine months ended March 31, 2007.

The basis point deterioration in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was primarily due to an increase in our debt level stemming from our acquisition activity, including beauty schools in fiscal year 2006.

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2007 and 2006 was as follows:

Periods Ended March 31,	Effective Income Tax Rate	Basis Point (Deterioration) Improvement
Three Months
2007	61.9%	(2,450)
2006	37.4	18,000
Nine Months
2007	36.5%	(90)
2006	35.6	1,700

The basis point deterioration in our overall effective income tax rate for the three and nine months ended March 31, 2007 was due to the pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007.  The majority of the impairment charge is not deductible for tax purposes.  This was partially offset by the tax benefit received for the three months ended December 31, 2006 related to the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits in December 2006.

The basis point improvement in our overall effective income tax rate for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was related to the 2005 goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes.

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

In the three months ended March 31, 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the British pound and Euro, partially offset by the weakening of the Canadian dollar, as compared to the three months ended March 31, 2006.  In the nine months ended March 31, 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the nine months ended March 31, 2006.

In the three and nine months ended March 31, 2006, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro, partially offset by the strengthening of the Canadian dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
(Dollars in thousands)	Impact on Revenues		Impact on Income Before Income Taxes
Periods Ended March 31,	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
Three Months
Canadian dollar	$(272)	$1,545	$(68)	$204
British pound	4,609	(2,802)	216	(178)
Euro	1,333	(1,186)	231	(124)
Total	$5,670	$(2,443)	$379	$(98)
Nine Months
Canadian dollar	$2,732	$4,447	$455	$643
British pound	9,982	(5,660)	464	(346)
Euro	3,316	(2,667)	576	(254)
Total	$16,030	$(3,880)	$1,495	$43

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers.  Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)	Increase Over Prior Fiscal Year			Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease) Increase
Three Months
2007	$539,642	$33,617	6.6%	(0.4)%
2006	506,025	38,115	8.1	(0.3)
Nine Months
2007	$1,619,461	$108,310	7.2%	0.1%
2006	1,511,151	129,495	9.4	0.8

The percentage increases (decreases) during the three and nine months ended March 31, 2007 and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Acquisitions (previous twelve months)	4.2%	3.6%	4.6%	4.6%
Organic growth	3.0	4.7	2.9	5.0
Foreign currency	(0.1)	0.3	0.2	0.3
Franchise revenues	—	(0.1)	—	(0.1)
Closed salons	(0.5)	(0.4)	(0.5)	(0.4)
	6.6%	8.1%	7.2%	9.4%

We acquired 257 North American salons during the twelve months ended March 31, 2007, including 86 franchise buybacks.  The organic growth was due primarily to the construction of 433 company-owned salons in North America during the twelve months ended March 31, 2007, partially offset by same-store sales decreases for the three months ended March 31, 2007.

We acquired 192 North American salons during the twelve months ended March 31, 2006, including 153 franchise buybacks. The organic growth stemmed primarily from the construction of 531 company-owned salons in North America during the twelve months ended March 31, 2006. The foreign currency impact during the three and nine months ended March 31, 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for the three and nine months ended March 31, 2005.

North American Salon Operating Income.  Operating income for the North American salons for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$69,576	12.9%	$8,346	13.6%	80
2006	61,230	12.1	3,297	5.7	(30)
Nine Months
2007	$207,276	12.8%	$13,288	6.8%	—
2006	193,988	12.8	12,109	6.7	(40)

(1)             Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three months ended March 31, 2007 was due to improved product margins and a reduction in workers’ compensation expense as a result of implementing new safety and return-to-work programs over the recent years.  North American salon operating income as a percent of North American salon revenues for the nine months ended March 31, 2007 was consistent with the nine months ended March 31, 2006 as the basis point improvment for the three months ended March 31, 2007 was offset by the timing of contract maintenance services and the increase in utilities expenses and physical inventory services.

The basis point deterioration in North American salon operating income as a percent of North American salon revenues for the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was due to increased costs associated with the repackaging efforts by suppliers of several top lines, increases in promotional sales activity and an unfavorable shift in the product mix due to the increased sales of lower margin hair care appliances.

International Salons

International Salon Revenues.  Total international salon revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase (Decrease) Over Prior Fiscal Year		Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase (Decrease)
Three Months
2007	$60,992	$9,146	17.6%	1.1%
2006	51,846	(2,411)	(4.4)	(1.4)
Nine Months
2007	$177,236	$20,823	13.3%	(0.2)%
2006	156,413	(5,179)	(3.2)	(2.5)

The percentage increases (decreases) during the three and nine months ended March 31, 2007 and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Acquisitions (previous twelve months)	3.2%	1.4%	2.7%	1.9%
Organic growth	4.1	4.0	3.2	2.6
Foreign currency	10.9	(7.0)	8.1	(4.9)
Franchise revenues	0.6	(0.1)	0.4	(0.3)
Closed salons	(1.2)	(2.7)	(1.1)	(2.5)
	17.6%	(4.4)%	13.3%	(3.2)%

We acquired 20 (including four franchise buybacks) international salons during the twelve months ended March 31, 2007.  The organic growth was due to the construction of 25 company-owned international salons during the twelve months ended March 31, 2007 and same-store sales increases for the three months ended March 31, 2007.  The foreign currency impact during the three and nine months ended March 31, 2007 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the exchange rates for the three and nine months ended March 31, 2006.

We acquired ten (including one franchise buyback) international salons during the twelve months ended March 31, 2006. The organic growth stemmed from the construction of 30 company-owned international salons during the twelve months ended March 31, 2006, offset by same-store sales decreases. The foreign currency impact during the three and nine months ended March 31, 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the exchange rates for the three and nine months ended March 31, 2005.

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$4,056	6.7%	$452	12.5%	(30)
2006	3,604	7.0	39,242	110.1	7,270
Nine Months
2007	$12,857	7.3%	$2,392	22.9%	60
2006	10,465	6.7	33,707	145.0	2,110

(1)             Represents the basis point change in international salon operating income as a percent of total international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in international salon operating income as a percent of international salon revenues during the three months ended March 31, 2007 was due to the increased mix of lower margin appliance sales during the winter holiday season which fell into the three months ended March 31, 2007 due to the segment’s timing of reporting periods.  The basis point improvement in international salon operating income as a percent of international salon revenues during the nine months ended March 31, 2007 was primarily due to a decrease in severance expenses partially offset by a slight deterioration in product margins, the result of an increasing mix of lower margin hair appliance sales.  Same-store product sales increases of 12.4 and 7.5 percent for the three and nine months ended March 31, 2007 also contributed to the improvement.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three and nine months ended March 31, 2006 compared to the three and nine months ended March 31, 2005 was primarily due to the goodwill impairment charge of $38.3 million during the third quarter of fiscal year 2005. The improvement during the nine months ended March 31, 2006 was partially offset by higher fixed cost categories, such as rent and site operating expenses, relative to sales as a result of decreases in same-store sales during the three and nine months ended March 31, 2006. The continued trend toward longer hair styles and a softened European economy contributed to the 2005 impairment charge.

Beauty Schools

Beauty School Revenues.  Total beauty schools revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
Three Months
2007	$23,041	$4,908	27.0%
2006	18,133	7,975	78.5
Nine Months
2007	$64,382	$18,020	38.9%
2006	46,362	22,116	91.2

The percentage increases (decreases) during the three and nine months ended March 31, 2007 and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Acquisitions (previous twelve months)	13.9%	22.3%	33.0%	67.4%
Organic growth	11.6	58.1	4.5	25.6
Foreign currency	1.5	(1.9)	1.4	(1.8)
	27.0%	78.5%	38.9%	91.2%

We acquired two beauty schools during the twelve months ended March 31, 2007.  The foreign currency impact during the three and nine months ended March 31, 2007 was driven by the weakening of the United States dollar against the British pound as compared to the exchange rate for the three and nine months ended March 31, 2006.

We acquired 34 beauty schools during the twelve months ended March 31, 2006. The foreign currency impact during the three and nine months ended March 31, 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the exchange rates for the three and nine months ended March 31, 2005.

Beauty School Operating Income.  Operating income for the beauty schools for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$(19,086)	(82.8)%	$(21,275)	(971.9)%	(9,490)
2006	2,189	12.1	(565)	(20.5)	(1,500)
Nine Months
2007	$(16,720)	(26.0)%	$(24,031)	(328.7)%	(4,180)
2006	7,311	15.8	938	14.7	(1,050)

(1)             Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in beauty school operating income as a percent of beauty school revenues for the three and nine months ended March 31, 2007 was due to the $23.0 million pre-tax, non-cash goodwill impairment charge recorded during the three months ended March 31, 2007.  On April 18, 2007, the Company entered into a Contribution Agreement with Empire Beauty School Inc.  The transaction is expected to close July 1, 2007.  Once the transaction closes, we expect the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs, which will result in the transaction reducing fiscal 2008 earnings.  Once the integration is complete, we will share in significant synergies and operating improvements.  Long-term, this transaction should be very accretive and our expectations will be to add significantly more shareholder value than the impairment charge.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and nine months ended March 31, 2007 and 2006 were as follows:

(Dollars in thousands)		Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase
Three Months
2007	$31,359	$3,316	11.8%	6.9%
2006	28,043	3,104	12.4	6.2
Nine Months
2007	$90,188	$9,215	11.4%	5.6%
2006 (1)	80,973	N/A	N/A	N/A

(1)          We did not own or operate any hair restoration centers until December 2004.

The percentage increases (decreases) during the three and nine months ended March 31, 2007 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended March 31,
	Three Months		Nine Months
	2007	2006	2007	2006
Acquisitions (previous twelve months)	3.6%	7.4%	5.5%	138.5%
Organic growth	8.1	5.0	6.0	4.5
Franchise revenues	0.1	—	(0.1)	—
	11.8%	12.4%	11.4%	143.0%

We acquired two hair restoration centers during the twelve months ended March 31, 2007, one of which was a franchise buyback. This franchise buyback drove the decrease in franchise revenues.  The increase in total hair restoration revenues was due to strong recurring and new customer revenues and increases in hair transplant management fees.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and nine months ended March 31, 2007 and 2006 was as follows:

(Dollars in thousands)	Operating	Operating Income as % of	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
Three Months
2007	$6,446	20.6%	$907	16.4%	80
2006	5,539	19.8	86	1.6	(210)
Nine Months
2007	$18,770	20.8%	$2,409	14.7%	60
2006	16,361	20.2	9,343	133.1	(90)

(1)             Represents the basis point change in hair restoration operating income as a percent of total hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during the three and nine months ended March 31, 2007 was due to strong recurring and new customer revenues and increases in hair transplant management fees, partially offset by an increase in professional fees and advertising and marketing expenses.

The basis point deterioration in hair restoration operating income as a percent of hair restoration revenues during the three months ended March 31, 2006 compared to the three months ended March 31, 2005 was due primarily to an increase in general and administrative and depreciation expenses. The basis point deterioration in hair restoration operating income as a percent of hair restoration revenues during the nine months ended March 31, 2006 compared to the nine months ended March 31, 2005 was due primarily to costs associated with integrating the recently acquired hair restoration centers, offset partially by organic growth.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Basis Point
	Debt to	(Deterioration)
Periods Ended	Capitalization	Improvement (1)
March 31, 2007	42.3%	(60)
June 30, 2006	41.7	130

The slight deterioration in the debt to capitalization ratio as of March 31, 2007 compared to June 30, 2006 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the nine months ended March 31, 2007. The improvement in the debt to capitalization ratio during fiscal year 2006 was due to increased shareholders’ equity stemming primarily from fiscal year 2006 earnings.

Total assets at March 31, 2007 and June 30, 2006 were as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2007	2006	Prior Period(1)	Prior Period(1)
Total Assets	$2,083,967	$1,982,064	$101,903	5.1%

Acquisitions, new salon construction (a component of organic growth), and prepaid income taxes of $16.1 million were the primary drivers of the increase in total assets as of March 31, 2007 compared to June 30, 2006. Cash increases in our international segment accounted for $19.7 million of the $50.8 million increase in consolidated cash for the nine months ended March 31, 2007.

Total shareholders’ equity at March 31, 2007 and June 30, 2006 was as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
(Dollars in thousands)	2007	2006	Prior Period(1)	Prior Period(1)
Shareholders’ Equity	$910,377	$871,407	$38,970	4.5%

(1)             Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2007, equity increased primarily as a result of net income and increased accumulated other comprehensive income due to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases during the nine months ended March 31, 2007.

Cash Flows

Operating Activities

Net cash provided by operating activities was $176.8 and $178.5 million during the nine months ended March 31, 2007 and 2006, respectively, and was the result of the following:

	Operating Cash Flows For the Nine Months Ended March 31,
(Dollars in thousands)	2007	2006
Net income	$55,295	$68,063
Depreciation and amortization	90,396	81,216
Deferred income taxes	(462)	3,824
Goodwill impairment	23,000	—
Receivables	(8,353)	(2,245)
Inventories	1,200	(11,142)
Other current assets	(20,327)	(1,843)
Accounts payable and accrued expenses	22,113	27,235
Other noncurrent liabilities	10,232	13,818
Other	3,679	(409)
	$176,773	$178,517

During the nine months ended March 31, 2007, cash provided by operating activities was lower than in the nine months ended March 31, 2006 primarily related to the timing of income tax payments.  Inventories increased during the nine months ended March 31, 2007 and 2006 due to growth in the number of salons, partially offset by the Company’s planned initiatives to reduce inventory levels.  Receivables increased during the nine months ended March 31, 2007 primarily due to credit card receivables and increased student enrollment in the beauty school segment as compared to June 30, 2006.

Investing Activities

Net cash used in investing activities was $124.2 and $186.3 million during the nine months ended March 31, 2007 and 2006, respectively, and was the result of the following:

	Investing Cash Flows For the Nine Months Ended March 31,
(Dollars in thousands)	2007	2006
Business and salon acquisitions	$(34,171)	$(93,760)
Capital expenditures for remodels or other additions	(29,473)	(42,394)
Capital expenditures for the corporate office (including all technology-related expenditures)	(18,571)	(15,754)
Capital expenditures for new salon construction	(18,567)	(35,001)
Proceeds from loans and investments	5,250	—
Disbursements for loans and investments	(19,984)	—
Net investment hedge settlement	(8,897)	—
Proceeds from sale of assets	223	640
	$(124,190)	$(186,269)

Acquisitions were primarily funded by a combination of operating cash flows and debt.  Additionally, we completed 155 major remodeling projects during the nine months ended March 31, 2007, compared to 128 during the nine months ended March 31, 2006. We constructed 336 company-owned salons and one beauty school and acquired 141 company-owned salons (85 of which were franchise buybacks), one beauty school and two hair restoration centers (one of which was a franchise buyback) during the nine months ended March 31, 2007.

We constructed 409 company-owned salons, one beauty school and one hair restoration center and acquired 154 company-owned salons (137 of which were franchise buybacks), 29 beauty schools and eight hair restoration centers (seven of which were franchise buybacks) during the nine months ended March 31, 2006.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine Months Ended March 31, 2007		For the Nine Months Ended March 31, 2006
	Constructed	Acquired	Constructed	Acquired
Regis Salons	13	35	27	2
MasterCuts	9	—	24	—
Trade Secret	15	3	26	2
SmartStyle	199	—	163	—
Strip Center	82	6	143	7
International	18	12	26	6
Beauty schools	1	1	1	29
Hair restoration centers	—	1	1	1
	337	58	411	47

During the nine months ended March 31, 2007, loans and investments, net, included $9.9 million related to an equity investment the Company made in October 2006, as well as $4.0 million lent under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest. Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations).

Financing Activities

Net cash used in and provided by financing activities was $4.1 and $22.4 million during the nine months ended March 31, 2007 and 2006, respectively, and was the result of the following:

	Financing Cash Flows
	For the Nine Months Ended March 31,
(Dollars in thousands)	2007	2006
Net borrowings on revolving credit facilities	$39,006	$32,250
Net repayments of long-term debt	(7,861)	(16,484)
Proceeds from the issuance of common stock	12,312	10,528
Repurchase of common stock	(41,298)	—
Excess tax benefits from stock-based compensation plans	4,135	3,644
Dividends paid	(5,411)	(5,435)
Other	(4,976)	(2,055)
	$(4,093)	$22,448

During the nine months ended March 31, 2007, the net borrowings on revolving credit facilities were primarily used to fund loans and acquisitions, share repurchases and customary income tax payments made during the nine months ended March 31, 2007.  Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Information. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the nine months ended March 31, 2007 consisted of 85 franchise buybacks, 56 acquired corporate salons, one beauty school, and one acquired hair restoration center.  The acquisitions during the nine months ended March 31, 2006 consisted of 144 franchise buybacks, 17 acquired corporate and franchise salons, 29 acquired beauty schools and one hair restoration center.  The acquisitions were funded primarily from operating cash flows and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration in the form of shares to the sellers.  Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable.  At March 31, 2007, one contingency of this type exists, which expires in March 2008.  Based on the March 31, 2007 market price, the Company would be required to provide an additional 48,677 shares with an aggregate market value on that date of $2.0 million related to this acquisition contingency if the agreed upon time frame was assumed to have expired March 31, 2007.  These contingently issuable shares have been included in the calculation of diluted earnings per share.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Prior to March 31, 2002, we became guarantor on a limited number of equipment lease agreements between our franchisees and leasing companies.  If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations.  We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable.  The existing guaranteed lease obligations, which have an aggregate undiscounted value of $0.7 million at March 31, 2007, terminate at various dates between April 2007 and May 2011.  We have not experienced, and do not expect, any material loss to result from these arrangements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and nine months ended March 31, 2007.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.12 per share during the nine months ended March 31, 2007 and 2006. On April 26, 2007, our Board of Directors declared a $0.04 per share quarterly dividend payable May 25, 2007 to shareholders of record on May 11, 2007.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates.  As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt.  Considering the effect of interest rate swaps and including $1.0 and $1.3 million related to the fair value swaps at March 31, 2007 and June 30, 2006, respectively, the Company had the following outstanding debt balances:

	March 31,	June 30,
(Dollars in thousands)	2007	2006
Fixed rate debt	$501,014	$471,928
Floating rate debt	167,018	150,341
	$668,032	$622,269

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt.  On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million.  This cash outlay was recorded within investing activities within the Condensed Consolidated Statement of Cash Flows.  The cumulative tax-effected net loss recorded in accumulated other comprehensive income related to the cross-currency swap was $7.9 million at March 31, 2007.  This amount will remain deferred within AOCI until the sale or liquidation of the Company’s international operations that the cross-currency swap hedged.  The Company currently has no intent to sell or liquidate this portion of its business operations.

On January 3, 2007, the Company terminated its Canadian forward foreign currency contracts having a $14.5 million notional amount.  The termination resulted in a deferred gain of $0.4 million which is recorded in AOCI in the Condensed Consolidated Balance Sheet, as the contracts hedged currency risk associated with a portion of the monthly forecasted intercompany foreign-currency-denominated transactions stemming from the forecasted monthly product shipments from the Company’s subsidiaries located in the Unites States to its Canadian subsidiaries.  The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings.

Interest rate swap contracts to pay variable rates of interest (based on the three-month and nine-month LIBOR rates plus a credit spread) and receive fixed rates of interest on an aggregate $22.0 million notional amount matured during the nine months ended March 31, 2007.  These swaps were designated as hedges of a portion of the Company’s senior term notes and were accounted for as fair value swaps.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2006 Annual Report on Form 10-K.  Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the nine months ended March 31, 2007.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended March 31, 2007.  Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)  Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of March 31, 2007, a total accumulated 4.1 million shares have been repurchased for $138.1 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at March 31, 2007, $61.9 million remains to be spent on share repurchases under this program.  On April 26, 2007, the BOD approved an increase in the share repurchase program authorization of $100.0 million, increasing the total authorization from $200.0 to $300.0 million.

The following table shows the stock repurchase activity for the three months ended March 31, 2007, by month:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

1/1/07 — 1/31/07	87,700	$41.41	87,700	$62,080

2/1/07 — 2/28/07	4,400	42.19	4,400	61,895

3/1/07 — 3/31/07	—	—	—	61,895

Total	92,100	$41.45	92,100	$61,895

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders in the third quarter of fiscal year 2007.

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On May 9, 2007, the Company entered into a new employment agreement with its Senior Executive Vice President and Chief Financial and Administrative Officer, Randy L. Pearce, replacing his existing employment agreement.  The employment agreement has a five-year term and provides for a base salary of $475,000 (Mr. Pearce’s base salary was previously $437,000).  The agreement entitles Mr. Pearce to participate in the Company’s short term and long term incentive plans available to other executive officers and grants him, as of its effective date, 50,000 restricted stock units with respect to the Company’s common stock that generally do not vest unless he remains employed for another five years.  The agreement also provides for three annual payments of $120,000 to Mr. Pearce, which are in lieu of the Company’s former practice of providing annual payments of a similar aggregate amount with respect to Mr. Pearce’s life insurance premiums and related taxes.  The agreement also continues the retirement provisions contained in his previous contract, and provides health, welfare and vacation programs on the terms applicable to other executive officers.  On a termination of employment without cause or by Mr. Pearce for good reason (as such terms are used in the agreement), the agreement provides for severance equal to no more than two times (depending on the date of termination) the sum of his base salary and highest bonus of the preceding three years; payment of accrued compensation and obligations, including pro rata bonus for the year of termination based on the highest bonus during the preceding three years and full vesting of any unvested equity and other incentive awards; and, provided he does not resign without good reason prior to the second anniversary of the agreement, health benefits through age 65 for him and his wife.  Upon his termination by the Company or by himself for good reason in connection with a change in control, in addition to the foregoing termination benefits he will receive a grant of 50,000 shares of Company common stock.  To the extent Mr. Pearce would be subject to the excise tax on parachute payments as a result of a change in control, he will receive an additional amount to make him whole for such tax.  The employment agreement binds Mr. Pearce to noncompete and nonsolicitation provisions for two years after his employment termination.  The foregoing description is qualified in its entirety by the employment agreement, a copy of which is incorporated by reference herein and attached hereto as Exhibit No. 10.  The disclosure under this Item 5 is provided pursuant to Item 5(a) of Form 10-Q and in response to Item 5.02(e) of Form 8-K.

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 10	Employment Agreement with Randy L. Pearce, Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K:

The following reports on Form 8-K were filed or furnished during the three months ended March 31, 2007:

Form 8-K dated January 11, 2007 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended December 31, 2006.

Form 8-K dated January 24, 2007 related to the announcement of the Company’s financial results for the quarter ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 10, 2007	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer