Form 10-K
period 2007-06-30
REGIS CORP
filed 2007-08-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒   No  ☐

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

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐   No  ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter, December 31, 2006, was approximately $1,716,300,000. The Registrant has no non-voting common equity.

As of August 21, 2007, the Registrant had 44,157,259 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the annual meeting of shareholders to be held on October 23, 2007 (the “2007 Proxy Statement”) (to be filed pursuant to Regulation 14A within 120 days after the Registrant’s fiscal year-end of June 30, 2007) are incorporated by reference into Part III.

PART I

Item 1.                        Business

Regis Corporation, the Registrant, together with its subsidiaries, is referred to herein as the “Company.”

(a) General Development of Business

In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value priced salons located in department stores. In 1958, the chain was purchased by their son and renamed Regis Corporation. In recent years, the Company purchased Hair Club for Men and Women. During fiscal year 2007, the Company entered into an agreement to contribute its 51 accredited cosmetology schools to Empire Education Group, Inc. The transaction closed on August 1, 2007 (fiscal year 2008). Additionally, the Company continues to acquire hair and retail product salons. Regis Corporation is listed on the NYSE under the ticker symbol “RGS.” Discussions of the general development of the business take place throughout this Annual Report on Form 10-K.

(b) Financial Information about Segments

Segment data for the years ended June 30, 2007, 2006 and 2005 are included in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c) Narrative Description of Business

The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Background:

Based in Minneapolis, Minnesota, the Company’s primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, the Company owns Hair Club for Men and Women, a provider of hair restoration services and operates beauty school locations in North America and internationally. As of June 30, 2007, the Company owned, franchised or held ownership interests in over 12,400 worldwide locations. The Company’s locations consisted of 11,881 company-owned and franchise salons, 90 hair restoration centers, 56 beauty schools and approximately 400 locations in which the Company maintains an ownership interest. Each of the Company’s salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company’s beauty school locations offer similar educational services to students. Services are marketed to potential students pursuing post-secondary education alternatives. The Company’s hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

The Company is organized to manage its operations based on significant lines of business—salons, beauty schools and hair restoration centers. Salon operations are managed based on geographical location—North America and international. The Company’s North American salon operations are comprised of 7,658 company-owned salons and 2,168 franchise salons operating in the United States, Canada and Puerto Rico. The Company’s international operations are comprised of 481 company-owned salons and 1,574 franchise salons operating throughout Europe, primarily in the United Kingdom, France, Italy and Spain. The Company’s worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts, Cost Cutters, Jean Louis David, and Vidal Sassoon. The Company’s beauty school operations are managed in aggregate, regardless of geographical location, and include 52 locations in the United States and four locations in the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada. During fiscal year 2007, the number of customer visits at the Company’s company-owned salons approximated 109 million. The Company had approximately 62,000 corporate employees worldwide during fiscal year 2007.

On August 1, 2007 (fiscal year 2008), the Company contributed 51 of its accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. Upon completion of the transaction, the Company will own a 49.0 percent minority interest in Empire Education Group, Inc. The investment will be accounted for under the equity method. The Company recorded an impairment charge related to this transaction of $23.0 million ($19.6 million net of tax) during the three months ended March 31, 2007.

The Company realized that in order to maximize the potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management. The Company believes merging with Empire is the most efficient and accretive way to achieve its goals. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. The consolidated new Empire Education Group, Inc. will own 88 accredited cosmetology schools with revenues of approximately $130 million annually and will be overseen by the current Empire management team.

The Company expects the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs. Once the integration is complete, the Company expects to share in significant synergies and operating improvements. Long-term, the Company expects this transaction to be very accretive and to add significantly more shareholder value than the $23.0 million ($19.6 million net of tax) impairment charge. Refer to Note 9 to the Consolidated Financial Statements for additional information.

Industry Overview:

Management estimates that annual revenues of the hair care industry are approximately $53 billion in the United States and approximately $150 billion worldwide. Management estimates that the Company holds approximately two percent of the worldwide market. The hair salon, beauty school and hair restoration markets are each highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains on these markets, both franchise and company-owned, has increased substantially. Management believes that salon chains will continue to have a significant influence on these markets and will continue to increase their presence. As the Company is the principal consolidator of these chains in the hair care industry, it prevails as an established exit strategy for them, which affords the Company numerous opportunities for continued selective acquisitions. Management believes the demand for salon services, professional products and hair restoration services will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience.

Salon Business Strategy:

The Company’s goal is to provide high quality, affordable hair care services and products to a wide range of mass market consumers, which enables the Company to expand in a controlled manner. The key elements of the Company’s strategy to achieve these goals are taking advantage of (1) growth opportunities, (2) economies of scale and (3) centralized control over salon operations in order to ensure (i) consistent, quality services and (ii) a superior selection of high quality, professional products. Each of these elements is discussed below.

Salon Growth Opportunities.   The Company’s salon expansion strategy focuses on organic (new salon construction and same-store sales growth of existing salons) and salon acquisition growth.

Organic Growth.   The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons as the Company has small or flexible square footage requirements for its salons. The Company’s long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. The Company plans to continue expansion not only in North America, but also in the United Kingdom and throughout continental Europe. In April 2007, the Company entered the Asian market through an investment in a privately held Japanese company that operates salons in Asia. Refer to Note 3 to the Consolidated Financial Statements for additional information.

A key component to successful North American and international organic growth relates to site selection, as discussed in the following paragraphs.

Salon Site Selection.   The Company’s salons are located in high-traffic locations, such as: regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow customers adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

Because the Company’s various salon concepts target slightly different mass market customer groups, more than one of the Company’s salon concepts may be located in the same real estate development without impeding sales of either concept. As a result, there are numerous leasing opportunities for all of its salon concepts.

While same-store sales growth plays an important role in the Company’s organic growth strategy, it is not critical to achieving the Company’s long-term revenue growth objectives. New salon construction and salon acquisitions (described below) are expected to generate low-double-digit revenue growth. The trend for the past several years has been declining visitation patterns due to fashion trends and increasing average ticket price resulting in flat to low-single-digit same-store sales growth. The Company expects fiscal year 2008 same-store sales growth to be consistent with this trend.

Pricing is a factor in same-store sales growth. The Company actively monitors the prices charged by its competitors in each market and makes every effort to maintain prices which remain competitive with prices of other salons offering similar services. Historically, the Company has not depended on price increases to drive same-store sales growth. However, price increases are considered on a market-by-market basis and are established based on local market conditions.

Salon Acquisition Growth.   In addition to organic growth, another key component of the Company’s growth strategy is the acquisition of salons. With an estimated two percent world wide market share, management believes the opportunity to continue to make selective acquisitions persists.

Over the past thirteen years, the Company has acquired 7,601 locations, expanding in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 155 and 170 salons were remodeled in fiscal years 2007 and 2006, respectively.

Recent Salon Additions.   During fiscal year 2007, net of closures and relocations, the Company added approximately 550 salons through new construction and acquisitions. The Company constructed 673 new salons (420 company-owned and 253 franchise). Additionally, the Company acquired 354 company-owned salons, including 97 franchise salon buybacks. The Company’s largest fiscal year 2007 salon acquisition consisted of 175 Fiesta Hair salons.

During fiscal year 2006, net of closures and relocations, the Company added over 450 salons through new construction and acquisitions. The Company constructed 788 new salons (531 company-owned and 257 franchise). Additionally, the Company acquired 290 salons, including 142 franchise salon buybacks. The Company’s largest fiscal year 2006 salon acquisition included 105 Famous Hair salons.

During fiscal year 2005, net of closures and relocations, the Company added over 700 salons through new construction and acquisitions. The Company constructed 810 new salons (525 company-owned and 285 franchise). Additionally, the Company acquired 451 salons, including 139 franchise salon buybacks. The Company’s most significant fiscal year 2005 acquisitions included 129 TGF salons and 67 HeadStart salons.

Salon Closures.   The Company evaluates its salon performance on a regular basis. Upon evaluation, the Company may close a salon for operational performance or real estate issues. In either case, the closures generally occur at the end of a lease term and typically do not require significant lease buyouts. In addition, during the Company’s acquisition evaluation process, the Company may identify acquired salons that do not meet operational or real estate requirements. Generally, at the time of acquisition limited value is allocated to these salons, which are usually closed within the first year.

During fiscal year 2007, 303 salons were closed, including 135 company-owned salons and 168 franchise salons (excluding 97 franchise buybacks).

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

Economies of Scale.   Management believes that due to its size and number of locations, the Company has certain advantages which are not available to single location salons or small chains. The Company has developed a comprehensive point of sale system to accumulate and monitor service and product sales trends, as well as assist in payroll and cash management. Economies of scale are realized through the centralized support system offered by the home office. Additionally, due to its size, the Company has numerous financing and capital expenditure alternatives, as well as the benefits of buying retail products, supplies and salon fixtures directly from manufacturers. Furthermore, the Company can offer employee benefit programs, training and career path opportunities that are often superior to its smaller competitors.

Centralized Control Over Salon Operations.   The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten to 12 salons. Regional supervisors oversee the performance of five to seven area supervisors or approximately 60 to 80 salons. Salon directors manage approximately 200 to 300 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company’s ability to expand successfully. In addition, the Company has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons’ point of sale system. This information is used to reconcile cash on a daily basis and is also reported to the Company’s Chief Executive Officer, who is also the Chief Operating Decision Maker.

Consistent, Quality Service.   The Company is committed to meeting its customers’ hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company’s operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company’s salons from its competitors. To promote quality and consistency of services provided throughout the Company’s salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company’s salons are haircutting and styling, hair coloring and waving, shampooing and conditioning. During fiscal years 2007, 2006, and 2005, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2007	2006	2005
Haircutting and styling (including shampooing & conditioning)	72%	72%	72%
Hair coloring	18	18	18
Hair waving	4	5	5
Other	6	5	5
	100%	100%	100%

High Quality, Professional Products.   The Company’s salons merchandise nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, Nioxin, Tigi Bedhead, OPI Nail and the Company’s various private label brands.

The Company has launched a product diversion website for the entire industry to use as a measurement tool to track diversion. Diversion involves the selling of salon exclusive hair care products to unauthorized distribution channels such as discount retailers and pharmacies. Diversion is harmful to the consumer because diverted product can be old, tainted or damaged. It is also harmful to the salon owners and stylists because their credibility with the consumer is brought into question.

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

Salon Concepts:

The Company’s salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company’s North American salon operations consist of 9,826 salons (including 2,168 franchise salons), operating under five concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company’s international salon operations consist of 2,055 hair care salons, including 1,574 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Under the table below, the number of new salons expected to be opened within the upcoming fiscal year is discussed.

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

COMPANY-OWNED AND FRANCHISE LOCATION SUMMARY

NORTH AMERICAN SALONS:	2007	2006	2005	2004	2003
REGIS SALONS
Open at beginning of period	1,079	1,093	1,085	1,095	1,016
Salons constructed	17	38	39	33	53
Acquired	49	14	13	4	72
Less relocations	(14)	(16)	(14)	(10)	(12)
Salon openings	52	36	38	27	113
Conversions	(1)	—	(1)	(2)	(2)
Salons closed	(31)	(50)	(29)	(35)	(32)
Total, Regis Salons	1,099	1,079	1,093	1,085	1,095
MASTERCUTS
Open at beginning of period	642	636	604	590	551
Salons constructed	15	32	47	34	47
Acquired	—	—	2	3	—
Less relocations	(12)	(8)	(13)	(9)	(6)
Salon openings	3	24	36	28	41
Conversions	—	(2)	1	1	2
Salons closed	(16)	(16)	(5)	(15)	(4)
Total, MasterCuts	629	642	636	604	590
TRADE SECRET
Company-owned salons:
Open at beginning of period	615	597	549	517	490
Salons constructed	20	33	56	26	34
Acquired	3	2	23	12	10
Franchise buybacks	—	5	—	2	—
Less relocations	(11)	(6)	(17)	(5)	(4)
Salon openings	12	34	62	35	40
Conversions	1	1	—	1	—
Salons closed	(15)	(17)	(14)	(4)	(13)
Total company-owned salons	613	615	597	549	517
Franchise salons:
Open at beginning of period	19	24	24	25	26
Salons constructed	—	—	—	1	—
Salon openings	—	—	—	1	—
Franchise buybacks	—	(5)	—	(2)	—
Salons closed	—	—	—	—	(1)
Total franchise salons	19	19	24	24	25
Total, Trade Secret	632	634	621	573	542

	2007	2006	2005	2004	2003
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	1,739	1,497	1,263	1,033	861
Salons constructed	242	215	194	174	168
Acquired	—	—	—	—	2
Franchise buybacks	21	31	45	61	12
Less relocations	(2)	(2)	(1)	—	(5)
Salon openings	261	244	238	235	177
Conversions	—	1	—	—	—
Salons closed	—	(3)	(4)	(5)	(5)
Total company-owned salons	2,000	1,739	1,497	1,263	1,033
Franchise salons:
Open at beginning of period	164	184	201	230	210
Salons constructed	8	11	29	33	33
Salon openings	8	11	29	33	33
Franchise buybacks	(21)	(31)	(45)	(61)	(12)
Salons closed	—	—	(1)	(1)	(1)
Total franchise salons	151	164	184	201	230
Total, SmartStyle/Cost Cutters in Wal-Mart	2,151	1,903	1,681	1,464	1,263
STRIP CENTERS
Company-owned salons:
Open at beginning of period	3,031	2,728	2,310	1,928	1,476
Salons constructed	101	180	167	166	85
Acquired	193	122	248	162	361
Franchise buybacks	72	104	94	133	85
Less relocations	(17)	(21)	(21)	(8)	(3)
Salon openings	349	385	488	453	528
Conversions	—	(2)	(3)	(8)	(13)
Salons closed	(63)	(80)	(67)	(63)	(63)
Total company-owned salons	3,317	3,031	2,728	2,310	1,928
Franchise salons:
Open at beginning of period	2,004	2,102	2,105	2,172	1,988
Salons constructed	135	135	154	146	147
Acquired(2)	—	—	7	—	198
Less relocations	(19)	(18)	(13)	(10)	(10)
Salon openings	116	117	148	136	335
Conversions	—	2	6	8	13
Franchise buybacks	(72)	(104)	(94)	(133)	(85)
Salons closed	(50)	(113)	(63)	(78)	(79)
Total franchise salons	1,998	2,004	2,102	2,105	2,172
Total, Strip Centers	5,315	5,035	4,830	4,415	4,100

INTERNATIONAL SALONS (1):	2007	2006	2005	2004	2003
Company-owned salons:
Open at beginning of period	453	426	416	395	382
Salons constructed	25	33	22	19	10
Acquired	12	10	19	18	13
Franchise buybacks	4	2	—	10	—
Less relocations	(3)	(4)	—	—	—
Salon openings	38	41	41	47	23
Conversions	—	(2)	(3)	—	—
Salons closed	(10)	(12)	(28)	(26)	(10)
Total company-owned salons	481	453	426	416	395
Franchise salons:
Open at beginning of period	1,587	1,592	1,594	1,627	1,684
Salons constructed	110	111	102	88	95
Acquired(2)	—	—	—	—	—
Less relocations	1	—	—	—	—
Salon openings	109	111	102	88	95
Conversions	—	2	—	—	—
Franchise buybacks	(4)	(2)	—	(10)	—
Salons closed	(118)	(116)	(104)	(111)	(152)
Total franchise salons	1,574	1,587	1,592	1,594	1,627
Total, International Salons	2,055	2,040	2,018	2,010	2,022
TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	7,559	6,977	6,227	5,558	4,776
Salons constructed	420	531	525	452	397
Acquired	257	148	305	199	458
Franchise buybacks	97	142	139	206	97
Less relocations	(59)	(57)	(66)	(32)	(30)
Salon openings	715	764	903	825	922
Conversions	—	(4)	(6)	(8)	(13)
Salons closed	(135)	(178)	(147)	(148)	(127)
Total company-owned salons	8,139	7,559	6,977	6,227	5,558
Franchise salons:
Open at beginning of period	3,774	3,902	3,924	4,054	3,908
Salons constructed	253	257	285	268	275
Acquired(2)	—	—	7	—	198
Less relocations	(20)	(18)	(13)	(10)	(10)
Salon openings	233	239	279	258	463
Conversions	—	4	6	8	13
Franchise buybacks	(97)	(142)	(139)	(206)	(97)
Salons closed	(168)	(229)	(168)	(190)	(233)
Total franchise salons	3,742	3,774	3,902	3,924	4,054
Total Salons	11,881	11,333	10,879	10,151	9,612

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

Regis Salons.   Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2007, 159 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 77 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Service revenues represent approximately 83 percent of the concept’s total revenues. The average ticket is approximately $37. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Vidal Sassoon, Jean Louis David (North America), Mia & Maxx Hair Studios, Hair by Stewarts and Heidi’s.

The average initial capital investment required for a new Regis Salon typically ranges from $190,000 to $220,000, excluding average opening inventory costs of approximately $17,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $426,000. During fiscal year 2008, the Company plans to open approximately 20 new Regis Salons.

MasterCuts.   MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 79 percent of the concept’s total revenues. The average ticket is approximately $17.

The average initial capital investment required for a new MasterCuts salon typically ranges from $165,000 to $190,000, excluding average opening inventory costs of approximately $13,000. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $296,000. During fiscal year 2008, the Company plans to open approximately 20 new MasterCuts salons.

Trade Secret.   Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. Trade Secret’s retail selection consists of highly recognized brands, and the products held for sale vary in tandem with changing trends. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Trade Secret’s primary customer base includes the female head of the household shopping for her entire family, as well as singles shopping for their own beauty products and accessories. Trade Secret salons are primarily mall based, however, in recent years, the Company has expanded into strip centers. As of June 30, 2007, 90 company-owned Trade Secret salons were located in strip centers. Product revenues represent approximately 88 percent of the concept’s total revenues. The average ticket is approximately $26.

The average initial capital investment required for a new Trade Secret salon typically ranges from $190,000 to $225,000, excluding average opening inventory costs of approximately $50,000. Average annual salon revenues in a Trade Secret salon which has been open five years or more are approximately $433,000. During fiscal year 2008, the Company plans to open approximately 20 new company-owned Trade Secret salons.

SmartStyle.   The SmartStyle salons share many operating characteristics of the Company’s other salon concepts; however, they are located exclusively in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at SmartStyle Salons is approximately 76 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 35 percent. The Company has 151 franchise Cost Cutters salons located in Wal-Mart Supercenters. The average ticket is approximately $18.

The average initial capital investment required for a new SmartStyle salon typically ranges from $33,000 to $35,000, excluding average opening inventory costs of approximately $13,000. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $272,000. During fiscal year 2008, the Company plans to open approximately 220 new company-owned SmartStyle salons and approximately 13 franchise salons in Wal-Mart Supercenters.

Strip Center Salons.   The Company’s Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

Supercuts.   The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for approximately 67 percent of the customer mix. Service revenues represent approximately 88 percent of total company-owned strip center revenues. The average ticket is approximately $14.

The average initial capital investment required for a new Supercuts salon typically ranges from $90,000 to $105,000, excluding average opening inventory costs of approximately $9,000. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $262,000. During fiscal year 2008, the Company plans to open approximately 24 new company-owned Supercuts salons, and anticipates that franchisees will open approximately 88 new franchise Supercuts salons.

Cost Cutters (franchise salons).   The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The customer mix at Cost Cutters is split relatively evenly between men and women. Franchise revenues from Cost Cutters salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $289,000. During fiscal year 2008, the Company anticipates that Cost Cutters franchisees will open approximately 43 new salons.

In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

Promenade Salons.   Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. The customer mix is split relatively evenly between men and women at most concepts. Service revenues represent approximately 89 percent of total company-owned strip center revenues. The average ticket is approximately $17.

The average initial capital investment required for a new Promenade Salon typically ranges from $75,000 to $90,000, excluding average opening inventory costs of approximately $7,000. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $250,000. During fiscal year 2008, the Company plans to open approximately 24 new Promenade Salons.

Other Franchise Concepts.   This group of franchise salons includes primarily First Choice Haircutters, Magicuts and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under Promenade Salons. During fiscal year 2008, the Company anticipates that franchisees will open approximately 32 new franchise strip center salons.

International Salons.   The Company’s international salons are comprised of company-owned and franchise salons operating in Europe primarily under the Jean Louis David, St. Algue, Supercuts, Regis, Trade Secret and Vidal Sassoon concepts. Nearly 80 percent of the 2,055 international salons are franchised under the Jean Louis David and St. Algue concepts. The international Regis, Trade Secret and Supercuts salons operated in the United Kingdom are company-owned. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £105,000 and £115,000 for a Regis Hairstylists salon, between £50,000 and £55,000 for a Supercuts UK salon and between £125,000 and £135,000 for an international Trade Secret salon. Average annual salon revenues for a salon which has been open five years or more are approximately £257,000 in a Regis Hairstylists salon, £183,000 in a Supercuts UK salon and £416,000 in an international Trade Secret salon. During fiscal year 2008, the Company plans to open approximately 19 new company-owned international salons, as well as approximately 86 new international franchise salons. Certain international salon concepts are further described below.

Vidal Sassoon.   The Company’s international Vidal Sassoon salons are located in the United Kingdom and Germany. Vidal Sassoon is one of the world’s most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required typically ranges between £400,000 and £500,000. The Company is exploring suitable locations for potential new salons in fiscal year 2008.

Jean Louis David (JLD).   These franchise salons offer full service hair care without an appointment. Salons are located in European cities, with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. JLD salons are located in France, Italy, Spain, Poland, and Switzerland.

St. Algue.   This concept represents fashion forward, full service franchise salons known for creativity and an emphasis on personal style, and focusing on the walk-in customer. Salons are located in European cities with populations of more than 20,000 in town centers, high-traffic areas and shopping centers. Salons are located mainly in France, with some locations in Switzerland, Portugal and Belgium.

Salon Franchising Program:

General.   The Company has various franchising programs supporting its 3,742 franchise salons as of June 30, 2007, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro Cuts, St. Algue and JLD. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

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

To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company’s operational policies and procedures. See Note 6 of “Notes to Consolidated Financial Statements” for further information about the Company’s commitments and contingencies, including leases.

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

St. Algue and JLD (International)

St. Algue was purchased in connection with the acquisition of the French franchisor, Groupe Gerard Glemain (GGG). The majority of St. Algue’s franchise contracts have a five year term with an implied option to renew for a term of three years. All new JLD contracts have five year terms. The franchise agreements for both St. Algue and JLD are site specific and only a small minority of the contracts provide for territorial exclusivity. The agreements provide for the right of first refusal during the period covered by the franchise contract if the salon is to be sold and the franchisee must obtain the Company’s approval before selling of the salon. With regards to the store site, neither St. Algue nor JLD acts as lessor for their franchisees. Additionally, JLD franchise contracts prohibit the franchisee from selling the salon to another major national competitor for one year after the contract term ends.

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

Salon Education and Training Programs:

The Company has an extensive hands-on training program for its stylists which emphasizes both technical training in hairstyling and cutting, hair coloring, waving and hair treatment regimes as well as customer service and product sales. The objective of the training programs is to ensure that customers receive professional and quality services, which the Company believes will result in more repeat customers, referrals and product sales.

The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD based programs. The Company was the first in its industry to develop a DVD based training system in its salons and currently has over 190 DVDs designed to enhance technical skills of stylists.

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

The size of the Company’s salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of normal tenant improvements and furnishing of a new salon, including inventories, ranges from approximately $25,000 to $225,000, depending on the size of the salon and the concept. Less than ten percent of all new salons fall within a higher bracket and will cost between $225,000 and $500,000 to furnish with International Vidal Sassoon salons costing potentially even more. Of the total leasehold costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

The Company maintains its own design and real estate department, which designs and supervises the leasehold installations, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing salons. The design and real estate staff focus on visual appeal, efficient use of space, cost and rapid completion times.

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

Management believes that its information systems provide the Company with operational efficiencies as well as advantages in planning and analysis which are generally not available to competitors. The Company continually reviews and improves its Information Systems to ensure systems and processes are kept up to date and that they will meet the growing needs of the Company. A new, international version of the POS system is currently under development with an expected release date in 2008. The goal of Information Systems is to maximize the overall value to the business while improving the output per dollar spent by implementing cost-effective solutions and services.

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

Beauty School Business Strategy:

Involvment in the beauty school business is complementary to the salon business as it allows the Company to maintain a vested interest in attracting, training and retaining valuable employees. The principal activity of the beauty schools is the teaching of beauticians to prepare for their licensing. The activities also include clinic and school sales of products to students and customers and other miscellaneous sales. Subjects available for enrollment include cosmetology, nail art and esthetic programs. Most schools are certified by the U.S. Department of Education for participation in Federal Title IV Student Financial Assistance Programs. As of June 30, 2007, the Company operated 51 such facilities.

On August 1, 2007 (fiscal year 2008), the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Upon completion of the transaction, the Company will own a 49.0 percent minority interest in Empire Education Group, Inc. The investment will be accounted for under the equity method. The Company expects the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs. Once the integration is complete, the Company expects to share in significant synergies and operating improvements.

Following is a summary of the Company’s beauty school locations:

	2007	2006	2005
Beauty schools:
Open at beginning of period	54	24	11
Constructed	2	2	—
Acquired	1	30	13
Less relocations	(1)	(2)	—
School openings	2	30	13
Total beauty schools	56	54	24

Hair Restoration Business Strategy:

In December 2004, the Company acquired Hair Club for Men and Women (Hair Club), the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. The Company’s operations consist of 90 locations (41 franchise) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately five percent based on customer count.

In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2007 and 2006:

	2007	2006
Company-owned hair restoration centers:
Open at beginning of period	48	41
Constructed	—	1
Acquired	1	1
Franchise buybacks	1	7
Less relocations	—	(1)
Site openings	2	8
Sites closed	(1)	(1)
Total company-owned hair restoration centers	49	48
Franchise hair restoration centers:
Open at beginning of period	42	49
Acquired	3	—
Franchise buybacks	(1)	—
Less Relocations	(2)	—
Site openings	—	—
Sites closed	(1)	(7)
Total franchise hair restoration centers	41	42
Total hair restoration centers	90	90

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

In 2003, Hair Club began marketing to women and changed its name to Hair Club for Men and Women. This represents a large and relatively untapped market. Women now represent approximately 35 percent of new customers.

Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers’ product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2007, 13 locations were equipped and staffed to perform the procedure. Currently, a total of 31 hair restoration centers offer this service to their customers. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

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

Corporate Employees:

During fiscal year 2007, the Company had approximately 62,000 full- and part-time employees worldwide, of which an approximately 55,000 employees were located in the United States. None of the Company’s employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

Information relating to Executive Officers of the Company follows:

Name	Age	Position
Myron Kunin	79	Vice Chairman of the Board of Directors
Paul D. Finkelstein	65	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	52	Senior Executive Vice President, Chief Financial and Administrative Officer
Kris Bergly	46	Executive Vice President and Corporate Chief Operating Officer, Regis Salons, Promenade Salon Concepts, MasterCuts and Supercuts
Bruce Johnson	53	Executive Vice President, Design and Construction
Mark Kartarik	51	Executive Vice President, Regis Corporation and President, Franchise Division
Norma Knudsen	49	Executive Vice President and Chief Operating Officer, Trade Secret
Gordon Nelson	56	Executive Vice President, Fashion, Education and Marketing
Eric A. Bakken	40	Senior Vice President, Law, General Counsel and Secretary
C. John Briggs	63	Senior Vice President and President, SmartStyle Family Hair Care
Lynn Hempe	48	Senior Vice President, Chief Merchandising Officer
Andrew Cohen	44	President, International Division
Raymond Duke	56	Senior Vice President, International Managing Director, U.K.
Darryll Porter	44	President and Chief Executive Officer, Hair Club for Men and Women
David Bortnem	40	Chief Operating Officer, MasterCuts
Diane Calta	38	Chief Operating Officer, Supercuts
Amy Edwards	38	Chief Operating Officer, Promenade Salon Concepts
John Exline	44	Chief Operating Officer, SmartStyle Family Hair Care

Myron Kunin has served as Vice Chairman of the Board of Directors since 2004. He served as Chairman of the Board of Directors of the Company from 1983 to 2004, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., a 2.0 percent shareholder. Further, he is a director of Nortech Systems Incorporated.

Paul D. Finkelstein has served as Chairman of the Board of Directors and CEO since 2004. He served as President and Chief Executive Officer from 1996 to 2004, as President and Chief Operating Officer from 1988 to 1996 and as Executive Vice President from 1987 to 1988.

Randy L. Pearce has served as Senior Executive Vice President since 2006. He served as Executive Vice President from 1999 to 2006, as Chief Administrative Officer since 1999 and as Chief Financial Officer since 1998. Additionally, he was Senior Vice President, Finance from 1998 to 1999, Vice President of Finance from 1995 to 1997 and Vice President of Financial Reporting from 1991 to 1994. During fiscal year 2006, he was also elected Director and Audit Committee Chair of Dress Barn, Inc., which operates a chain of women’s apparel specialty stores.

Kris Bergly has served as Executive Vice President of Regis Salons, Promenade Salon Concepts, Supercuts, Inc. and MasterCuts and Corporate Chief Operating Officer. He served as Chief Operating Officer of Promenade Salon Concepts from 1998 to 2006 and of MasterCuts from 2005 to 2006, as Vice President of Salon Operations from 1993 to 1998 and in other roles with the Company from 1987 to 1993.

Bruce Johnson has served as Executive Vice President of Real Estate and Construction since 2007. He served as Senior Vice President from 1997 to 2007 and in other roles with the Company from 1977 to 1997.

Mark Kartarik has served as Executive Vice President of Regis Corporation since 2007. He served as Senior Vice President from 2001 to 2007, as President of Supercuts, Inc. from 1998 to 2001, as Chief Operating Officer of Supercuts, Inc. from 1997 to 1998 and in other roles with the Company from 1984 to 1997.

Norma Knudsen has served as Executive Vice President, Merchandising since July 2006. She served as Chief Operating Officer, Trade Secret from February 1999 through 2006 and as Vice President, Trade Secret Operations from 1995 to 1999.

Gordon Nelson has served as Executive Vice President, Fashion, Education and Marketing of the Company since 2006. He served as Senior Vice President from 1994 to 2006 and in other roles with the Company from 1977 to 1994.

Eric A. Bakken has served as Senior Vice President, Law in 2006. He served as General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a laywer to the Company from 1994 to 1998.

C. John Briggs has served as Senior Vice President and President, SmartStyle Family Hair Salons since April 2007. He served as Chief Operating Officer, SmartStyle, from 1999 to 2007. He has served as Vice President, Regis Operations from 1988 to 1999.

Lynn Hempe has served as Senior Vice President, Chief Merchandising Officer since May 2007. She served as Senior Vice President and General Merchandise Manager, Softlines, for ShopKo from 2005 to 2007. She as worked worked in merchandising for over 20 years.

Andrew Cohen has served as President, International Division since April 2002. He served as Vice President, Salon Operations from 1998 to 2002 and in other roles with the Company from 1991 to 1998.

Raymond Duke has served as Senior Vice President, International Managing Director, U.K. since February 1999. He served as Vice President from 1992 to 1999 and in other roles with the Company from 1972 to 1992.

Darryll Porter has served as President and Chief Executive Officer, Hair Club for Men and Women since 2007. He served as Chief Operating and Financial Officer from 2002 to 2007 and as Chief Financial Officer from 2000 to 2002.

David Bortnem has served as Chief Operating Officer, MasterCuts, since 2006. He has served as a Vice President, MasterCuts from 2003 to 2006, as Vice President, Regis Salons from 2000 to 2003 and as Salon Director from 1998 to 2000.

Diane Calta has seved as Chief Operating Officer, Supercuts, since January 2007. She served as Vice President, Supercuts from 1999 to 2007.

Amy Edwards has served as Chief Operating Officer, Promenade Salon Concepts since 2006. She served as Vice President, Promenade Salon Concepts from 1998 to 2006.

John Exline has served as Chief Operating Officer, SmartStyle Family Hair Salons since 2007. He served as Vice President, SmartStyle Family Hair Salons from 1999 to 2007 and in other roles with the Company since 1990.

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

(e) Available Information

The Company is subject to the informational requirements of the Securities and Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Item 1A.                Risk Factors

If we are not able to increase our number of salons, we may not be able to grow our revenue and earnings.

The key driver of our revenue and earnings growth is the number of salons we and our franchisees acquire or construct. Acquiring and constructing new salons is subject to the ability of our company and our franchisees to identify suitable sites and obtain financing for development. While we believe that substantial future acquisition and organic growth opportunities exist, any inability to identify and successfully complete future acquisitions or increase our same-store sales would have a material adverse effect on our revenue and earnings growth.

Changes in the general economic environment may impact our business and results of operations.

Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. As a result of our recent entrance into the Asian market, changes in the Asian economies may also impact our business. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons and hair restoration centers can be adversely impacted by changes in unemployment rates and discretionary income levels.

Changes in our key relationships may adversely affect our operating results.

We maintain key relationships with certain companies, including Wal-Mart. Termination or modification of any of these relationships could significantly reduce our revenues and have an adverse impact on our ability to grow or future operating results.

Changes in fashion trends may impact our revenue.

Changes in consumer tastes and fashion trends can have an impact on our financial performance. For example, trends in wearing longer hair may reduce the number of visits to, and therefore, sales at our salons.

Changes in regulatory and statutory laws may result in increased costs to our business.

With approximately 12,400 locations and 62,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

If we are not able to successfully compete in our business segments, our financial results may be affected.

Competition on a market by market basis remains strong. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition. If we are not able to raise prices, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

Changes in manufacturers’ choice of distribution channels may negatively affect our revenues.

The retail products that we sell are licensed to be carried exclusively by professional salons. The products we purchase for sale in our salons are purchased pursuant to purchase orders, as opposed to long-term contracts and generally can be terminated by the producer without much advance notice. Should the various product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue earned from product sales.

Changes to interest rates and foreign currency exchange rates may impact our results from operations.

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. See discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for additional information.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

The Company’s corporate offices are headquartered in a 270,000 square foot, four building complex in Edina, Minnesota owned or leased by the Company. The Company also operates small offices in Toronto, Canada; Coventry and London, England; Paris, France; Barcelona, Spain; Luxembourg,

Luxembourg; Warsaw, Poland and Boca Raton, Florida. These offices are occupied under long-term leases.

The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 250,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

The Company operates all of its salon locations and hair replacement centers under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company’s option, for one or more additional five year periods. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company’s domestic locations.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.                        Market for Registrant’s Common Equity, Related Stockholder Matters and Issue Repurchase of Equity Securities

(a) Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters; Performance Graph

Regis common stock is listed and traded on the New York Stock Exchange under the symbol “RGS.”

The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2007 and 2006 as reported by the New York Stock Exchange (under the symbol “RGS”). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 21, 2007, Regis shares were owned by approximately 19,935 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $33.28 per share on August 23, 2007.

	2007		2006
Fiscal Quarter	High	Low	High	Low
1st Quarter	$37.32	$32.78	$42.30	$37.30
2nd Quarter	40.30	35.90	40.67	35.64
3rd Quarter	43.29	38.90	42.59	33.49
4th Quarter	41.59	37.79	36.26	33.38

The Company paid quarterly dividends of $0.04 per share in fiscal years 2007 and 2006. The Company expects to continue paying regular quarterly dividends for the foreseeable future.

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this Annual Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, they shall not be deemed to be “soliciting material” or “filed” with the SEC.

The following graph compares the cumulative total shareholder return on the Company’s stock for the last five years with the cumulative total return of the Standard and Poor’s 500 Stock Index and the cumulative total return of a peer group index (the “Peer Group”) constructed by the Company. In addition, the Company has included the Standard and Poor’s 400 Midcap Index and the Dow Jones Consumer Services Index in this analysis because the Company believes these two indices provide a comparative correlation to the cumulative total return of an investment in shares of Regis Corporation.

The comparison assumes the initial investment of $100 in the Company’s Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2002 and those dividends, if any, were reinvested.

	2002	2003	2004	2005	2006	2007
Regis	100.00	108.03	166.38	146.41	133.97	144.51
S & P 500	100.00	100.24	119.39	126.92	137.86	166.24
S & P 400 Midcap	100.00	99.29	127.09	144.91	163.73	194.02
Dow Jones Consumer Service Index	100.00	125.75	162.55	132.63	118.67	142.56
Peer Group	100.00	102.81	135.37	144.72	149.94	169.79

(c) Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company’s stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2007, 2006, and 2005, a total accumulated 5.1, 3.0, and 2.4 million shares have been repurchased for $176.5, $96.8, and $76.5 million, respectively. As of June 30, 2007, $123.5 million remains to be spent on share repurchases under this program.

Repurchases of the Company’s common stock during the quarter ended June 30, 2007 were part of this repurchase program. These shares are included within the total number of shares purchased and the average price paid per share in the table below, which shows the monthly, fourth quarter fiscal year 2007 stock repurchase activity:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
4/1/07 - 4/30/07	582,000	$38.88	582,000	$139,269
5/1/07 - 5/31/07	403,050	39.17	403,050	123,482
6/1/07 - 6/30/07	―	―	―	123,482
Total	985,050	$39.00	985,050	$123,482

CEO and CFO Certifications

The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO’s annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE’s Corporate Governance listing standards was submitted to the NYSE on November 16, 2006.

Item 6.                        Selected Financial Data

The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company’s Consolidated Financial Statements in Part II, Item 8.

	2007	2006	2005	2004	2003
Revenues(a)	$2,626,588	$2,430,864	$2,194,294	$1,923,143	$1,684,530
Operating income(b)(c)	164,613	204,491	137,890	178,748	157,113
Net income(b)(c)(d)	83,170	109,578	64,631	104,218	85,555
Net income per diluted share	1.82	2.36	1.39	2.26	1.89
Total assets	2,132,114	1,985,324	1,725,976	1,271,859	1,112,955
Long-term debt, including current portion	709,231	622,269	568,776	301,143	301,757
Dividends declared	$0.16	$0.16	$0.16	$0.14	$0.12

a)                Revenues from salons, schools or hair restorations centers acquired each year were $108.0, $165.7, $181.2, $122.3, and $152.9 million during fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

b)               The following significant items affected both operating and net income:

•       An impairment charge of $23.0 million ($19.6 million net of tax) associated with the Company’s accredited cosmetology schools was recorded in fiscal year 2007. An impairment charge of $4.3 million ($2.8 million net of tax) related to a cost method investment was recorded in fiscal year 2006. An impairment charge of $38.3 million ($38.3 million net of tax) related to goodwill associated with the Company’s European business was recorded in fiscal year 2005.

•       A net settlement gain of $33.7 million ($21.7 million net of tax) was recognized during fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated merger Agreement for Sally Beauty Company. The termination fee gain is net of direct transaction-related expenses associated with the terminated merger Agreement.

•       Adjustments of $10.8 million ($6.8 million net of tax), $1.0 million ($0.6 million net of tax) and $2.3 million ($1.5 million net of tax) were recorded in fiscal years 2007, 2006 and 2005 related to the Company’s self-insurance accruals, primarily prior years’ workers’ compensation claims reserves, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws.

•       Charges of $6.8 million ($4.3 million net of tax), $8.4 million ($5.4 million net of tax), $3.6 million ($2.4 million net of tax), $3.2 million ($2.0 million net of tax), and $3.1 million ($2.0 million net of tax) million related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2007, 2006, 2005, 2004, and 2003, respectively.

•       A $6.5 million ($4.2 million net of tax) charge associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business was recorded in fiscal year 2006.

•       Fiscal year 2006 includes a $2.8 million ($1.8 million net of tax) charge related to the settlement of a wage and hour lawsuit under the Fair Labor Standards Act (FLSA). Fiscal year 2003 includes a $3.2 million ($2.0 million net of tax) charge related to the settlement of an Equal Employment Opportunity Commission (EEOC).

c)                Effective July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, using the prospective transition method. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $4.9, $4.9 and $1.2 and $0.2 million ($3.2, $4.1, $0.8 and $0.1 million after tax) during fiscal years 2007, 2006, 2005 and 2004, respectively. Prior to the adoption of these Statements, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

d)               An income tax benefit increased reported net income by approximately $4.1 million during fiscal year 2007 due to the reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits during fiscal year 2007. Approximately $1.3 million of this benefit related to credits earned during fiscal year 2006, as the change in tax law during fiscal year 2007 was retroactive to January 1, 2006. Work Opportunity and Welfare-to-Work Tax Credits increased reported net income by $0.8 and $1.8 million during fiscal years 2006 and 2005, respectively. Approximately $0.1 million of the fiscal year 2005 benefit related to credits earned during fiscal year 2004, as the change in tax law during fiscal year 2005 was retroactive to January 1, 2004. Credits recorded in fiscal year 2006 were impacted by the expiration of the Work Opportunity and Welfare-to-Work Tax Credits on December 31, 2005.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•       Management’s Overview

•       Critical Accounting Policies

•       Overview of Fiscal Year 2007 Results

•       Results of Operations

•       Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of June 30, 2007, we owned, franchised or held ownership interests in over 12,400 worldwide locations. Our locations consisted of 11,881 system wide North American and international salons, 90 hair restoration centers, 56 beauty schools and approximately 400 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,826 salons, including 2,168 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,055 salons, including 1,574 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Hair Club for Men and Women includes 90 North American locations, including 41 franchise locations. Our beauty schools are managed in aggregate, regardless of geographical location, and include 52 locations in the United States and four locations in the United Kingdom. During fiscal year 2007, we had approximately 62,000 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of eight to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of eight to ten percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-double-digit growth rate. We anticipate expanding our presence in both North America and Europe. In April 2007, the Company entered the Asian market through an investment in a privately held Japanese company.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

Salon Business

The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however, each attracts a different demographic. We anticipate expanding all of our salon concepts. When commercial opportunities arise, we anticipate testing and developing new salon concepts to complement our existing concepts.

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2008, although we have tempered our outlook for constructed salons to approximately 350 units, we still expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add between 800 to 1,000 net locations each year through a combination of organic, acquisition and franchise growth. Capital expenditures in fiscal year 2008, excluding acquisition expenditures budgeted at $75.0 million, are projected to be approximately $100 million, which includes approximately $50 million for salon maintenance.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2008 consolidated same-store sales increase to be flat to low-single-digit.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2007, we acquired 7,601 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Beauty School Business

On April 18, 2007, we entered into a Contribution Agreement with Empire Beauty School Inc. Regis and Empire Beauty School Inc. will each contribute their respective cosmetology school businesses to a newly formed company, Empire Education Group, Inc. The cosmetology schools we contributed comprised substantially all of the beauty schools segment (Refer to Note 11 to the Consolidated Financial Statements). This transaction closed on August 1, 2007 (fiscal year 2008) and we now own a 49.0 percent minority interest in Empire Education Group, Inc. Empire’s management team will operate and manage the combined business. Our investment in Empire Education Group, Inc. is accounted for under the equity method.

We realized that in order to maximize the potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management. We believe merging with Empire is the most efficient and accretive way for us to achieve our goals. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. The consolidated new Empire Education Group, Inc. will own 88 accredited cosmetology schools with revenues of approximately $130 million annually and will be overseen by the current Empire management team.

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

We recorded a $23.0 million pre-tax ($19.6 million after tax), non-cash goodwill impairment charge as a result of the transaction. We expect the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs. Once the integration is complete, we expect to share in significant synergies and operating improvements. Long-term, we expect this transaction to be very accretive and to add significantly more shareholder value than the $23.0 million ($19.6 million net of tax) impairment charge.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of this Form 10-K. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.

Cost of Product Used and Sold

Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions.

Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually. During fiscal year 2007, we performed physical inventory counts between September and November and May and June, and adjusted our estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on our gross margin.

Goodwill

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides. Our policy is to perform our annual goodwill impairment test during our third quarter of each fiscal year ending June 30.

During the three months ended March 31 of fiscal years 2007, 2006 and 2005, we performed our annual goodwill impairment analysis on our reporting units. Based on our testing, a $23.0 million ($19.6 million net of tax) impairment charge was recorded during fiscal year 2007 related to our beauty school business and a $38.3 million impairment charge was recorded in fiscal year 2005 related to our European business. No impairment charges were recorded during fiscal year 2006.

The recent performance challenges and necessary investments in information technology platforms and management that are required to effectively operate our beauty schools led us to exploring strategic alternatives pertaining to our beauty school operating segment. On August 1, 2007 (fiscal year 2008), we merged our 51 accredited cosmetology schools into Empire Education Group, Inc., creating the largest beauty school operator in North America. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. During the three months ended March 31, 2007, the terms of the transaction indicated that the estimated fair value of the accredited cosmetology schools was less than the current carrying value of this reporting unit’s net assets, including goodwill. Thus, a $23.0 million pre-tax ($19.6 million after tax), non-cash impairment loss was recorded during the three months ended March 31, 2007.

Our fiscal year 2006 analysis indicated that the net book value of our European business and Beauty School business approximated their fair values. The fair value of our North American salons and hair restoration centers exceeded their carrying amounts.

During the three months ended March 31, 2005, we reduced our expectations for our European business based on recent growth trends, and wrote down the carrying value of our European business to reflect its revised estimated fair value.

Long-Lived Assets, Excluding Goodwill

We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis is performed on a salon by salon basis. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total estimated future net cash flows. If an asset’s carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets’ carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis. During fiscal years 2007, 2006 and 2005, $6.8, $8.4, and $3.6 million of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations.

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

Purchase Price Allocation

We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2007, 2006 and 2005 acquisitions totaled $4.5, $17.3, and $9.3 million, respectively. The residual goodwill generated by fiscal year 2007, 2006, and 2005 acquisitions totaled $50.8, $127.3, and $92.3 million, respectively.

Self-insurance Accruals

We use a combination of third party insurance and self-insurance for a number of risks including workers’ compensation, health insurance, employment practice liability and general liability claims. The liability reflected on our Consolidated Balance Sheet represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, we utilize loss development factors prepared by independent third party actuaries. These development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. We recorded a positive adjustment to our self-insurance accruals of $10.8 million ($6.8 million net of tax) during fiscal year 2007. The reserve reduction relates primarily to an actuarial reduction in prior years workers’ compensation claims reserves as a result of continued improvement of our new safety and return-to-work programs over the recent years as well as changes in state laws. In fiscal 2006 and 2005 we increased self-insurance accruals related to prior years claims by $1.0 and $2.3 million, respectively. During fiscal years 2007, 2006, and 2005, our insurance costs were $29.7, $40.5 and $38.2 million, respectively.

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

Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not be ultimately recoverable. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which it is determined that the recovery is more likely than not.

In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2003 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2003. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

Stock-based Compensation Expense

Compensation expense for stock-based compensation is estimated on the grant date using an option-pricing model. During fiscal years 2007, 2006, and 2005, stock-based compensation expense totaled $4.9, $4.9, and $1.2 million, respectively. Our specific weighted average assumptions for the risk free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 1 to the Consolidated Financial Statements. Additionally, under SFAS No. 123R, we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

OVERVIEW OF FISCAL YEAR 2007 RESULTS

The following summarizes key aspects of our fiscal year 2007 results:

•  Revenues increased 8.1 percent to $2.6 billion and consolidated same-store sales increased 0.2 percent during fiscal year 2007. An increase in average ticket price offset by the continued decline in visitation patterns due to fashion trends resulted in consolidated same-store sales of 0.2 percent. The Company expects fiscal year 2008 same-store sales growth to be consistent with this trend toward flat to low-single-digit same-store sales growth.

•  The decrease in operating income as a percentage of consolidated revenues during fiscal year 2007 was in part due to the pre-tax, non-cash goodwill impairment charge of $23.0 million ($19.6 million net of tax) associated with our accredited cosmetology schools. On August 1, 2007 (fiscal year 2008), our schools were contributed to a newly formed company, Empire Education Group, Inc.

Our 49.0 percent investment in Empire Education Group, Inc. will be accounted for under the equity method.

•       Total debt at the end of the fiscal year was $709.2 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, increased 200 basis points to 43.7 percent as compared to June 30, 2006.

•       The effective income tax rate was adversely impacted by the goodwill impairment charge, which caused a 4.2 percent increase in the rate, as the majority of the associated goodwill written off was not deductible for tax purposes. This was partially offset by Work Opportunity and Welfare-to-Work Tax Credits earned during the fiscal year, which caused a 3.2 percent decrease in the rate.

•       Site operating expenses were positively impacted by a $10.8 million ($6.8 million net of tax) reduction in our self-insurance accruals, primarily workers’ compensation, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws.

•       Earnings per share decreased to $1.82 per diluted share, down from $2.36 per diluted share in fiscal year 2006, primarily related to the gain on the terminated acquisition settlement in fiscal year 2006 and the schools goodwill impairment charge in fiscal year 2007.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2007	2006	2005
Service revenues	68.3%	67.2%	66.8%
Product revenues	28.6	29.6	29.6
Royalties and fees	3.1	3.2	3.6
Operating expenses:
Cost of service(1)	56.6	56.8	57.0
Cost of product(2)	50.6	51.6	51.8
Site operating expenses	7.9	8.2	8.3
General and administrative	12.5	12.1	11.9
Rent	14.6	14.4	14.2
Depreciation and amortization	4.7	4.8	4.2
Goodwill impairment	0.9	0.0	1.7
Terminated acquisition income, net	0.0	(1.4)	0.0
Operating income	6.3	8.4	6.3
Income before income taxes	4.9	7.0	5.3
Net income	3.2	4.5	2.9

(1)          Computed as a percent of service revenues and excludes depreciation expense.

(2)          Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, beauty schools revenues, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues increased 8.1 percent to $2.6 billion during fiscal year 2007 and 10.8 percent to $2.4 billion during fiscal year 2006. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
North American salons:
Regis	$ 498,577	$ 481,760	$ 475,736
MasterCuts	174,287	174,674	172,792
Trade Secret(1)	253,250	262,862	252,934
SmartStyle	462,321	413,907	351,741
Strip Center(1)	776,995	703,345	621,008
Total North American Salons	2,165,430	2,036,548	1,874,211
International salons(1)	253,430	220,662	226,784
Beauty schools	85,627	63,952	33,911
Hair restoration centers(1)(3)	122,101	109,702	59,388
Consolidated revenues	$ 2,626,588	$ 2,430,864	$ 2,194,294
Percent change from prior year	8.1%	10.8%	14.1%
Salon same-store sales increase(2)	0.2%	0.4%	0.9%

(1)          Includes aggregate franchise royalties and fees of $80.5, $77.9, and $79.5 million in fiscal years 2007, 2006, and 2005, respectively. North American salon franchise royalties and fees represented 48.2, 50.4, and 50.6 percent of total franchise revenues in fiscal years 2007, 2006, and 2005, respectively.

(2)          Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Annual same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated locations are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. We began including hair restoration centers in same-store sales calculations beginning with the third fiscal quarter of 2007, as we did not own or operate any hair restoration centers until December 2004. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

(3)          We did not own or operate any hair restoration centers until December 2004.

The 8.1 and 10.8 percent increases in consolidated revenues during fiscal years 2007 and 2006, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2007	2006
Acquisitions (previous twelve months)	4.4%	7.5%
Organic growth	3.2	4.0
Foreign currency	1.0	(0.1)
Franchise revenues	0.0	(0.1)
Closed salons	(0.5)	(0.5)
	8.1%	10.8%

We acquired 354 company-owned salons (including 97 franchise buybacks), one beauty school and two company-owned hair restoration centers (including one franchise buyback) during fiscal year 2007 compared to 290 company-owned salons (including 142 franchise buybacks), 30 beauty schools and eight company-owned hair restoration centers (including seven franchise buybacks) during fiscal year 2006. The organic growth stemmed primarily from the construction of 420 and 531 company-owned salons during the twelve months ended June 30, 2007 and 2006, respectively, as well as consolidated same-store sales increases. We closed 303 and 407 salons (including 168 and 229 franchise salons) during the twelve months ended June 30, 2007 and 2006, respectively.

During fiscal year 2007, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior fiscal year’s exchange rates. During fiscal year 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the prior fiscal year’s exchange rates, partially offset by the continued weakening of the United States dollar against the Canadian dollar.

During fiscal year 2008, revenues from our beauty schools will not be included in consolidated revenues, as our 49.0 percent investment in Empire Education Group, Inc. will be accounted for under the equity method.

Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues.   Service revenues include revenues generated from company-owned salons, tuition and service revenues generated within our beauty schools, and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$ 1,793,802	$ 159,774	9.8%
2006	1,634,028	167,692	11.4
2005	1,466,336	195,104	15.3

The growth in service revenues during fiscal year 2007 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 1.0 percent during the twelve months ended June 30, 2007. Additionally, hair restoration service revenues contributed to the increase in consolidated service revenues during the twelve months ended June 30, 2007 due to strong recurring and new customer revenues and increases in hair transplant management fees.

Same-store sales were negatively impacted by the sustained long-hair trend, as customer visitation patterns continued to be modest related to the fashion trend towards longer hairstyles.

The growth in service revenues during fiscal years 2006 and 2005 was driven primarily by acquisitions (including the acquisition of the hair restoration centers at the end of the three months ended December 31, 2004) and new salon construction (a component of organic growth). Same-store service sales in our salons continued to be modest due to a slight lengthening of customer visitation patterns stemming from a fashion trend towards longer hairstyles.

Product Revenues.   Product revenues are primarily sales at company-owned salons, beauty schools, hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$ 752,280	$ 33,338	4.6%
2006	718,942	70,522	10.9
2005	648,420	70,141	12.1

The growth in product revenues during fiscal year 2007 was primarily due to acquisitions. Growth was not as robust compared to the prior fiscal year due to a same-store product sales decrease of 1.8 percent during the twelve months ended June 30, 2007, related to product diversion, reduced promotions and increased appeal of mass retail hair care lines to the consumer.

The growth in product revenues during fiscal years 2006 and 2005 was primarily due to acquisitions. Growth was not as robust compared to the prior fiscal years primarily due to a lower same-store product sales increase; same-store product sales increased 0.1 percent during fiscal year 2006 and were flat in fiscal year 2005.

Franchise Royalties and Fees.   Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$ 80,506	$ 2,612	3.4%
2006	77,894	(1,644)	(2.1)
2005	79,538	5,906	8.0

Total franchise locations open at June 30, 2007 and 2006 were 3,783 (including 41 franchise hair restoration centers) and 3,816 (including 42 franchise hair restoration centers). We purchased 97 of our franchise salons during the twelve months ended June 30, 2007 compared to 142 during the twelve months ended June 30, 2006, which drove the overall decrease in the number of franchise salons between periods. The increase in consolidated franchise revenues during fiscal year 2007 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for fiscal year 2006, partially offset by a decreased number of franchise salons, as discussed above.

Total franchise locations open at June 30, 2006 and 2005 were 3,816 (including 42 franchise hair restoration centers) and 3,951 (including 49 franchise hair restoration centers), respectively. We purchased 142 of our franchise salons during the twelve months ended June 30, 2006 compared to 139 during the twelve months ended June 30, 2005, which drove the overall decrease in the number of franchise salons between periods. Strip center and international franchise salon closures also drove this decrease. The decrease in consolidated franchise revenues during fiscal year 2006 was primarily due to the impact of unfavorable foreign currency fluctuations, as well as 142 franchise buybacks during the twelve months ended June 30, 2006.

The increase in consolidated franchise revenues during fiscal year 2005 was due to favorable foreign currency fluctuations, the acquisition of 49 franchise hair restoration centers and the opening of additional new international franchise salons during fiscal year 2005 as compared to the prior fiscal year.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon employees, beauty school instructors and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

	Gross	Margin as % of Service and Product	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$ 1,150,809	45.2%	$ 97,372	9.2%	40
2006	1,053,437	44.8	110,766	11.8	20
2005	942,671	44.6	115,168	13.9	(10)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

Service Margin (Excluding Depreciation).   Service margin was as follows:

	Service	Margin as % of	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Margin	Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$ 779,021	43.4%	$ 73,508	10.4%	20
2006	705,513	43.2	75,626	12.0	20
2005	629,887	43.0	77,179	14.0	(50)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in service margins as a percent of service revenues during fiscal year 2007 was primarily due to a same-store service sales increase of 1.0 percent during the twelve months ended June 30, 2007 compared to 0.6 percent during the twelve months ended June 30, 2006. The improvement was also due to increased tuition in the schools segment, increased hair restoration service revenues due to strong recurring and new customer revenues and increases in hair transplant management fees and the continued focus on management of salon payroll costs. During fiscal year 2008, we expect service margins to decrease as a percent of service revenues by approximately 40 basis points due to the deconsolidation of beauty schools.

The basis point improvement in service margins as a percent of service revenues during fiscal year 2006 was primarily due to improved payroll and payroll-related costs and a same-store service sales increase of 0.6 percent during the twelve months ended June 30, 2006.

The basis point deterioration in service margins as a percent of service revenues during fiscal year 2005 was primarily related to increased payroll taxes and an increased cost of goods used in services.

Product Margin (Excluding Depreciation).   Product margin was as follows:

	Product	Margin as % of	Increase Over Prior Fiscal Year
Years Ended June 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$371,788	49.4%	$23,864	6.9%	110
2006	347,924	48.4	35,140	11.2	20
2005	312,784	48.2	37,989	13.8	70

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in product margins as a percent of product revenues during fiscal year 2007 was primarily due to a reduction in retail promotional discounting as compared to fiscal year 2006. During fiscal year 2008, we expect product margins to increase as a percent of product revenues by approximately 50 basis points. Product margins are not expected to be materially impacted by the deconsolidation of beauty schools.

The basis point improvement in product margins as a percent of product revenues during fiscal year 2006 was primarily related to product sales from the hair restoration centers, which have higher product margins than sales of retail products in salons, for the full year as compared to seven months (since the date of acquisition) during the prior fiscal year. This benefit was partially offset by reduced sales margins realized on several vendor product lines repackaged during the fiscal year.

The basis point improvement in product margins as a percent of product revenues during fiscal year 2005 was due to the impact of including product sales in the hair restoration centers in our operations for approximately half of the year (the acquisition closed in December 2004), which have higher product margins than our salon business. This favorable impact was softened by an upward adjustment to the usage percentage to reflect current trends towards the sale of lower margin products and an increase to our slow-moving product reserve in response to changing product lines.

Site Operating Expenses

This expense category includes direct costs incurred by our salons, beauty schools and hair restoration centers, such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating	Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$208,101	7.9%	$8,499	4.3%	(30)
2006	199,602	8.2	16,546	9.0	(10)
2005	183,056	8.3	19,691	12.1	(20)

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2007 was primarily due to an actuarial reduction in insurance claims reserves, primarily workers’ compensation, as a result of the continued improvement of our safety and return-to-work programs over the recent years, as well as changes in state laws, providing an additional benefit of $10.8 million ($6.8 million net of tax) during fiscal year 2007. During fiscal year 2008, we expect site operating expenses to increase as a percent of consolidated revenues by approximately 40 basis points, 20 basis points due to the deconsolidation of beauty schools.

The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2006 was primarily due to reduced workers’ compensation insurance-related costs stemming from decreased claims activity.

The basis point improvement in site operating expenses during fiscal year 2005 was primarily due to the addition of the hair restoration centers in December 2004, which have lower site operating expenses as a percentage of consolidated revenue.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise, beauty school and hair restoration center operations. G&A expenses were as follows:

		Expense as %
		of Consolidated	Increase Over Prior Fiscal Year
Years Ended June 30,	G&A	Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$328,644	12.5%	$34,552	11.7%	40
2006	294,092	12.1	33,885	13.0	20
2005	260,207	11.9	45,597	21.2	70

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

The planned basis point deterioration in G&A costs as a percent of consolidated revenues during fiscal year 2007 was primarily due to increases in salon supervisor salaries, benefits, travel expenses, professional fees and the timing of promotional salon and hair restoration advertising. During fiscal year 2008, we expect G&A expenses as a percent of consolidated revenues to remain consistent with fiscal year 2007. G&A expenses are not expected to be materially impacted by the deconsolidation of beauty schools.

The basis point deterioration in G&A costs as a percent of consolidated revenues during fiscal year 2006 was primarily due to $2.8 million related to the settlement of a Fair Labor Standards Act (FLSA) lawsuit over wage and hour disputes. Excluding the ten basis point impact of this settlement, G&A expenses were relatively consistent as a percent of revenues compared to the prior fiscal year.

The basis point deterioration in G&A expenses as a percent of consolidated revenues during fiscal year 2005 was primarily due to the addition of the hair restoration centers, which have slightly higher G&A costs as a percent of consolidated revenues due to the marketing-intensive nature of that business, as well as increased professional fees related to the June 30, 2005 Sarbanes-Oxley 404 compliance effort and legal fees stemming from a lawsuit related to the FLSA. Additionally, we recorded additional expense related to certain employee benefits during the fourth quarter of fiscal year 2005.

Rent

Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

		Expense as %
		of Consolidated	Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$382,820	14.6%	$31,894	9.1%	20
2006	350,926	14.4	39,942	12.8	20
2005	310,984	14.2	41,555	15.4	20

(1)          Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

The basis point deterioration in rent expense as a percent of consolidated revenues during fiscal years 2007, 2006 and 2005 was primarily due to rent expense increasing at a faster rate than location same-store sales. Additionally, fiscal year 2007 is impacted by an extra week of rent in the United Kingdom. During fiscal year 2008, we expect rent expense as a percent of consolidated revenues to increase by approximately 30 basis points. Rent expense rates are not materially impacted by the deconsolidation of beauty schools.

During fiscal year 2006, $4.1 million in lease termination costs were recognized through rent expense. These costs resulted from our decision to close 64 company-owned salon locations and refocus efforts on improving the sales and operations of nearby salons. Additionally, the increase in this fixed-cost expense as a percent of consolidated revenues was due to salon rent increasing at a faster rate than salon same-store sales during both fiscal years 2006 and 2005.

Depreciation and Amortization

Depreciation and amortization expense (D&A) was as follows:

		Expense as %
		of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended June 30,	D&A	Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$124,137	4.7%	$8,234	7.1%	(10)
2006	115,903	4.8	24,150	26.3	60
2005	91,753	4.2	16,770	22.4	30

(1)          Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in D&A for fiscal year 2007 relates primarily to lower salon impairment charges in fiscal year 2007 when compared to salon impairment charges in fiscal year 2006. Impairment charges of $6.8 million ($4.3 million net of tax) were recorded during fiscal 2007 related to the impairment of property and equipment at underperforming locations. During fiscal year 2008, we expect D&A as a percent of consolidated revenues to decrease by approximately 20 basis points. D&A expense rates are not expected to be impacted by the deconsolidation of beauty schools.

The basis point deterioration in D&A as a percent of consolidated revenues during fiscal year 2006 was primarily due to increased salon impairment charges during fiscal year 2006 over fiscal year 2005, stemming from lower same-store sales volumes during recent fiscal years. Impairment charges of $7.4 and $1.0 million were recognized for the North American and international operations, respectively, during fiscal year 2006. Additionally, $2.4 million in losses on disposal of property and equipment was recognized related to the fourth quarter closure of 64 salons. We decided to close these company-owned salon locations in order to refocus efforts on improving the sales and operations of nearby salons.

The basis point deterioration in D&A as a percent of consolidated revenues during fiscal year 2005 was primarily due to amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during the three months ended December 31, 2004.

Interest

Interest expense was as follows:

		Expense as %
		of Consolidated	Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$41,770	1.6%	$6,781	19.4%	20
2006	34,989	1.4	10,604	43.5	30
2005	24,385	1.1	7,321	42.9	20

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

The basis point deterioration in interest expense as a percent of consolidated revenues during fiscal year 2007 was primarily due to increased debt levels due to the Company’s repurchase of $79.7 million of our outstanding common stock, acquisitions and the timing of income tax payments during the fiscal year. During fiscal year 2008, we expect interest expense to decrease to approximately $37 million.

The basis point deterioration in interest expense as a percent of consolidated revenues during fiscal years 2006 and 2005 was primarily due to an increase in our debt level stemming from fiscal years 2006 and 2005 acquisition activity, including additional beauty schools and the fiscal year 2005 acquisition of the hair restoration centers. Additionally, increased borrowing rates contributed to the fiscal year 2006 increase in interest expense as a percent of consolidated revenues.

Income Taxes

Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point Improvement (Deterioration)
2007	35.0%	60
2006	35.6	890
2005	44.5	(850)

The basis point improvement in our overall effective income tax rate for the fiscal year ended June 30, 2007 was primarily due to the tax benefit received during the three months ended December 31, 2006 related to the retroactive reinstatement to January 1, 2006 of the Work Opportunity and Welfare-to-Work Tax Credits. The basis point improvement was also due to increases in international income subject to tax in lower tax foreign jurisdictions, partially offset by the pre-tax, non-cash goodwill impairment charge of $23.0 million ($19.6 million net of tax) recorded during the three months ended March 31, 2007. The majority of the impairment charge was not deductible for tax purposes.

The basis point improvement in our overall effective income tax rate for the fiscal year ended June 30, 2006 was related to the 2005 goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes. The goodwill impairment caused an 11.0 percent increase in the fiscal year

2005 tax rate. Excluding the impact of the goodwill impairment, the increase in the fiscal year 2006 tax rate over the prior year was primarily due to the elimination of the Work Opportunity and Welfare-to-Work Tax Credits, which expired on December 31, 2005. During fiscal year 2005, excluding the impact of the goodwill impairment, the improvement in the effective tax rate over fiscal year 2004 was primarily due to the successful settlement of our federal audit and the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits during fiscal year 2005 (see Note 8 to the Consolidated Financial Statements).

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

During the fiscal year ended June 30, 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro, as compared to the fiscal year ended June 30, 2006.

During the fiscal year ended June 30, 2006, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro against the United States dollar, partially offset by the strengthening of the Canadian dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
	Impact on Revenues		Impact on Income Before Income Taxes
Currency	Fiscal 2007	Fiscal 2006	Fiscal 2007	Fiscal 2006
	(Dollars in thousands)
Canadian dollar	$3,606	$7,274	$608	$1,060
British pound	15,167	(6,753)	616	(341)
Euro	4,388	(2,472)	782	(292)
Total	$23,161	$(1,951)	$2,006	$427

Results of Operations by Segment

Based on our internal management structure, we report four segments: North American salons, international salons, beauty schools and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.   Total North American salon revenues were as follows:

		Increase Over Prior Fiscal Year		Same-Store
Years Ended June 30,	Revenues	Dollar	Percentage	Sales Increase
	(Dollars in thousands)
2007	$2,165,430	$128,882	6.3%	0.1%
2006	2,036,548	162,337	8.7	0.7
2005	1,874,211	168,665	9.9	0.8

The percentage increases during the years ended June 30, 2007 and 2006 were due to the following factors:

	Percentage Increase
	(Decrease) in Revenues
	For the Years Ended June 30,
Factor	2007	2006
Acquisitions (previous twelve months)	4.0%	4.4%
Organic growth	2.6	4.4
Foreign currency	0.2	0.4
Franchise revenues	0.0	(0.1)
Closed salons	(0.5)	(0.4)
	6.3%	8.7%

We acquired 338 North American salons during the twelve months ended June 30, 2007, including 93 franchise buybacks. The organic growth was due primarily to the construction of 395 company-owned salons in North America during the twelve months ended June 30, 2007, partially offset by a lower same-store sales increase of 0.1 percent during the twelve months ended June 30, 2007 as compared to 0.7 percent during the twelve months ended June 30, 2006. The foreign currency impact during fiscal year 2007 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2006.

We acquired 278 North American salons during the twelve months ended June 30, 2006, including 140 franchise buybacks. The organic growth stemmed primarily from the construction of 498 company-owned salons in North America during the twelve months ended June 30, 2006. The foreign currency impact during fiscal year 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2005.

North American Salon Operating Income.   Operating income for the North American salons was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$282,498	13.0%	$25,936	10.1%	40
2006	256,561	12.6	8,481	3.4	(60)
2005	248,080	13.2	(1,330)	(0.5)	(140)

(1)          Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in North American salon operating income as a percent of North American salon revenues during fiscal year 2007 was due to improved product margins and a reduction in workers’ compensation expense as a result of the continued improvement of our safety and return-to-work programs over the recent years, as well as changes in state laws and rent expense increasing at a faster rate than salon same-store sales.

The basis point deterioration in North American salon operating income as a percent of North American salon revenues during fiscal year 2006 was primarily due to reduced retail product margins, largely the result of increased costs associated with the repackaging efforts by suppliers of several top retail product lines. Additionally, rent and depreciation and amortization expenses increased as a percent of North American salon revenues due to lease termination costs and losses on the disposal of property and equipment stemming from salon closures. During the fourth quarter of fiscal year 2006, we decided to close 64 company-owned salon locations prior to the lease end date in order to refocus efforts on improving the sales and operations of nearby salons. Increased salon impairment charges during fiscal year 2006 and lower same-store sales volumes during recent fiscal years also contributed to the increase in depreciation and amortization expenses during fiscal year 2006.

The basis point deterioration in North American salon operating income as a percent of North American salon revenues during fiscal year 2005 was primarily related to decreased margins stemming from lower vendor rebates due to a decrease in our level of purchases from certain vendors during fiscal year 2005, an upward adjustment to the usage percentage to reflect current trends towards the sale of lower margin products and an increase to our slow-moving product reserve in response to changing product lines. Additionally, an adjustment to the weighted average cost associated with our private label product line negatively impacted our product margins in the North American salons. Additionally, rent increased at a faster rate than North American salon same-store sales during the year ended June 30, 2005 and payroll taxes were higher as a percent of North American salon revenues than in the prior fiscal year.

International Salons

International Salon Revenues.   Total international salon revenues were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same-Store Sales (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2007	$253,430	$32,768	14.8%	(0.6)%
2006	220,662	(6,122)	(2.7)	(3.0)
2005	226,784	24,330	12.0	2.3

The percentage increases during the years ended June 30, 2007 and 2006 were due to the following factors.

	Percentage Increase (Decrease) in Revenues
	For the Years Ended June 30,
	2007	2006
Acquisitions (previous twelve months)	2.6%	1.8%
Organic growth	4.4	2.0
Foreign currency	8.5	(3.9)
Franchise revenues	0.3	(0.5)
Closed salons	(1.0)	(2.1)
	14.8%	(2.7)%

We acquired 16 international salons during the twelve months ended June 30, 2007, including four franchise buybacks. The organic growth was due to the construction of 25 company-owned international salons during the twelve months ended June 30, 2007 and the additional week in the fiscal year 2007 reporting period as compared to the fiscal year 2006 reporting period, partially offset by a same-store sales decrease of 0.6 percent for the twelve months ended June 30, 2007. The foreign currency impact during fiscal year 2007 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the exchange rates for fiscal year 2006.

We acquired 12 international salons during the twelve months ended June 30, 2006, including two franchise buybacks. The organic growth stemmed from the construction of 33 company-owned international salons during the twelve months ended June 30, 2006, partially offset by a same-store sales decrease of 3.0 percent during the twelve months ended June 30, 2006. The foreign currency impact during fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the exchange rates for fiscal year 2005. The decrease in franchise revenues was primarily due to the closure and sale of 116 franchise salons during fiscal year 2006.

International Salon Operating Income (Loss).   Operating income (loss) for the international salons was as follows:

	Operating	Operating Income (Loss) as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income (Loss)	% of Total Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$17,548	6.9%	$3,986	29.4%	80
2006	13,562	6.1	31,695	174.8	1,410
2005	(18,133)	(8.0)	(40,612)	(180.7)	(1,910)

(1)          Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding period of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during fiscal year 2007 was primarily due to improved product margins and severance expenses incurred in fiscal 2006 that did not occur in fiscal 2007. A same-store product sales increase of 7.1 percent for the twelve months ended June 30, 2007 also contributed to the improvement.

The basis point improvement in international salon operating income as a percent of international salon revenues during fiscal year 2006 was primarily due to the goodwill impairment charge of $38.3 million recorded during the three months ended March 31, 2005, offset by a $1.0 million charge in fiscal year 2006 related to the impairment of certain salons’ property and equipment which contributed to an increase in depreciation and amortization expense. Exclusive of the prior year goodwill impairment charge, operating income decreased 280 basis points as a percentage of total international salon revenues.

This decrease was primarily due to the impact of certain fixed cost categories, such as rent and depreciation expense, measured as a percentage of lower same-store sales, as well as the $1.0 million of property and equipment impairment charges.

The basis point deterioration in international salon operating income as a percent of international salon revenues during fiscal year 2005 was due to the goodwill impairment charge discussed in the preceding paragraph. The primary factor that led to the impairment charge was slower than expected growth of the European economy. Exclusive of the goodwill impairment charge, international salon operating income decreased as a percent of international revenues compared to the prior fiscal year primarily due to higher payroll costs (including severance payments related to the franchise operations in France), as well as the fixed cost components of G&A increasing at a faster rate than the same-store sales in the international salons.

Beauty Schools

Beauty School Revenues.   Total beauty schools revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$85,627	$21,675	33.9%
2006	63,952	30,041	88.6
2005	33,911	18,768	123.9

The percentage increases during the years ended June 30, 2007 and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended June 30,
	2007	2006
Acquisitions (previous twelve months)	22.0%	89.3%
Organic growth	10.6	0.5
Foreign currency	1.3	(1.2)
	33.9%	88.6%

We acquired one beauty school during the twelve months ended June 30, 2007. The organic growth was due to the construction of one beauty school during the twelve months ended June 30, 2007 and tuition rate and student population increases. The foreign currency impact during fiscal year 2007 was driven by the weakening of the United States dollar against the British pound as compared to the exchange rates for fiscal year 2006.

We acquired 30 beauty schools during the twelve months ended June 30, 2006. The organic growth stemmed from the construction of two beauty schools during the twelve months ended June 30, 2006. The foreign currency impact during fiscal year 2006 was driven by the strengthening of the United States dollar against the British pound as compared to the exchange rates for fiscal year 2005.

Beauty School Operating (Loss) Income.   Operating (loss) income for our beauty schools was as follows:

	Operating	Operating (Loss)
	(Loss)	Income as %	(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Income	of Total Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$(14,259)	(16.7)%	$(21,025)	(310.7)%	(2730)
2006	6,766	10.6	(700)	(9.4)	(1,140)
2005	7,466	22.0	2,251	43.2	(1,240)

(1)          Represents the basis point change in beauty school operating income as a percent of total beauty school revenues as compared to the corresponding period of the prior fiscal year.

The basis point deterioration in beauty school operating income as a percent of beauty school revenues during fiscal year 2007 was due to the $23.0 million pre-tax ($19.6 million after tax), non-cash goodwill impairment charge recorded during the three months ended March 31, 2007. On August 1, 2007 (fiscal year 2008), the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Upon completion of the transaction, the Company will own a 49.0 percent minority interest in Empire Education Group, Inc. The investment will be accounted for under the equity method. The Company realized that in order to maximize the potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management. The Company believes merging with Empire is the most efficient and accretive way to achieve its goals. This transaction leverages Empire Education Group, Inc.’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. The consolidated new Empire Education Group, Inc. will own 88 accredited cosmetology schools with revenues of approximately $130 million annually and will be overseen by the current Empire management team. The Company expects the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs. Once the integration is complete, the Company expects to share in significant synergies and operating improvements. Long-term, the Company expects this transaction to be very accretive and to add significantly more shareholder value than the $23.0 million ($19.6 million net of tax) impairment charge.

We first began operating beauty schools in December 2002 (i.e., the second quarter of fiscal year 2003), in conjunction with the Vidal Sassoon acquisition. We expanded by acquiring 30, 13 and six beauty schools during fiscal years 2006, 2005 and 2004, respectively. Therefore, the year over year fluctuations in beauty school operating income stemmed partially from our integration of the new beauty schools and changes in the mix of beauty schools due to these acquisitions. During fiscal year 2006, a reduced level of enrollments and an increase in dropped students had an unfavorable impact on operating income. Additionally, an increase to the bad debt reserve for uncollectible tuition related to inactive students and an increase in marketing expenses incurred to help bolster late summer and early fall enrollment impacted fiscal year 2006 operating income.

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

Hair Restoration Center Revenues.   Total hair restoration center revenues were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales
Years Ended June 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2007	$122,101	$12,399	11.3%	8.7%
2006(1)	109,702	50,314	84.7	N/A
2005(1)	59,388	N/A	N/A	N/A

(1)          We did not own or operate any hair restoration centers until December 2004.

The percentage increases during the years ended June 30, 2007 and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues
	For the Periods Ended June 30,
	2007	2006
Acquisitions (previous twelve months)	4.7%	81.4%
Organic growth	6.6	3.8
Franchise revenues	0.0	(0.5)
	11.3%	84.7%

We acquired two hair restoration centers during the twelve months ended June 30, 2007, one of which was a franchise buyback. The increase in total hair restoration revenues during fiscal year 2007 was due to strong recurring and new customer revenues and increases in hair transplant management fees.

We acquired eight hair restoration centers during the twelve months ended June 30, 2006, including seven franchise buybacks, and constructed one hair restoration center during the twelve months ended June 30, 2006. The franchise buybacks drove the decrease in franchise revenues. The increase in total hair restoration revenues during fiscal year 2006 was due to the acquisition of 42 company-owned and 49 franchise hair restoration centers in conjunction with the initial acquisition of Hair Club for Men and Women in December 2004.

Hair Restoration Center Operating Income.   Operating income for our hair restoration centers was as follows:

	Operating	Operating Income as	Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Income	% of Total Revenues	Dollar	Percentage	Basis Point (1)
	(Dollars in thousands)
2007	$25,561	20.9%	$3,988	18.5%	120
2006	21,573	19.7	9,309	75.9	(100)
2005(2)	12,264	20.7	N/A	N/A	N/A

(1)          Represents the basis point change in hair restoration center operating income as a percent of total hair restoration center revenues as compared to the corresponding period of the prior fiscal year.

(2)          We did not own or operate any hair restoration centers until December 2004.

The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2007 was due to strong recurring and new customer revenues and increases in hair transplant management fees, partially offset by an increase in professional fees and advertising and marketing expenses.

The basis point deterioration in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2006 was due to the write-off of approximately $0.5 million of software acquired as part of the original Hair Club acquisition, as it was determined that the software would no longer be used. The remaining 50 basis point fluctuation in hair restoration center operating income as a percent of hair restoration center revenues was primarily due to our integration of the recently acquired centers.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal year end, was as follows:

	Debt to	Basis Point (Deterioration)
As of June 30,	Capitalization	Improvement (1)
2007	43.7%	(200)
2006	41.7	130
2005	43.0	(1,240)

(1)          Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The basis point deterioration in the debt to capitalization ratio as of June 30, 2007 compared to June 30, 2006 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during fiscal year 2007. Approximately $223.4 million of our debt outstanding is classified as a current liability. We have a revolving credit facility which provides for possible acceleration of the maturity date based on provisions that are not objectively determinable and we have therefore included the outstanding borrowings under our revolving credit facility in our current portion of debt. As of June 30, 2007 we had borrowings on our revolving credit facility of $147.8 million. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

The basis point improvement in the debt to capitalization ratio as of June 30, 2006 as compared to June 30, 2005 was due to increased equity levels stemming primarily from fiscal year 2006 earnings.

The basis point deterioration in the debt to capitalization ratio as of June 30, 2005 as compared to June 30, 2004 was due to the $210.0 million debt-financed acquisition of Hair Club for Men and Women during the three months ended December 31, 2004, as well as over $100 million for the purchase of salons and beauty schools during fiscal year 2005.

Total assets at June 30, 2007 and 2006 were as follows:

	Total	Increase Over Prior Fiscal Year
As of June 30,	Assets	Dollar	Percentage
	(Dollars in thousands)
2007	$2,132,114	$146,790	7.4%
2006	1,985,324	259,348	15.0

Acquisitions and new salon construction (a component of organic growth) were the primary drivers of the increase in total assets as of June 30, 2007 compared to June 30, 2006. Cash increases in our international segment accounted for $11.1 million of the $49.4 million increase in consolidated cash for the twelve months ended June 30, 2007.

Acquisitions and organic growth were the primary drivers of the increase in total assets as of June 30, 2006 compared to June 30, 2005. Acquisitions were primarily funded by a combination of operating cash flows, debt and the assumption of acquired liabilities.

Total shareholders’ equity at June 30, 2007 and 2006 was as follows:

	Shareholders’	Increase Over Prior Fiscal Year
As of June 30,	Equity	Dollar	Percentage
	(Dollars in thousands)
2007	$913,308	$41,901	4.8%
2006	871,407	116,695	15.5

During the twelve months ended June 30, 2007, equity increased primarily as a result of net income and increased accumulated other comprehensive income due primarily to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases during the twelve months ended June 30, 2007.

During the twelve months ended June 30, 2006, equity increased as a result of net income, additional paid-in capital recorded in connection with the exercise of stock options, and increased accumulated other comprehensive income due to foreign currency translation adjustments stemming from the strengthening of foreign currencies that underlie our investments in those markets, partially offset by share repurchases under our stock repurchase program.

Cash Flows

Operating Activities

Net cash provided by operating activities during the twelve months ended June 30, 2007, 2006 and 2005 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Net income	$83,170	$109,578	$64,631
Depreciation and amortization	117,327	107,470	88,150
Deferred income taxes	(6,243)	7,409	(9,257)
Goodwill and asset impairments	29,813	12,740	41,922
Receivables	(4,092)	(4,918)	(6,516)
Inventories	2,709	(6,068)	(17,974)
Other current assets	(15,818)	(7,551)	1,437
Accounts payable and accrued expenses	26,436	46,924	40,714
Other noncurrent liabilities	15,067	16,463	17,169
Other	(6,509)	(362)	(4,545)
	$241,860	$281,685	$215,731

During fiscal year 2007, cash provided by operating activities was lower than in the twelve months ended June 30, 2006 due to accounts payable and accrued expenses generating less cash in fiscal 2007 than fiscal 2006, which is primarily related to the timing of income tax payments. Depreciation and amortization increased primarily due to the amortization of acquired intangible assets and increased fixed assets. The goodwill impairment charge of $23.0 million ($19.6 million net of tax) related to our beauty school business. Inventories increased slightly during the twelve months ended June 30, 2007 and 2006 due to growth in the number of salons, partially offset by the Company’s planned initiatives to reduce inventory levels in fiscal year 2007. Receivables increased during the twelve months ended June 30, 2007 primarily due to credit card receivables and increased student enrollment in the beauty school segment as compared to June 30, 2006.

During fiscal year 2006, depreciation and amortization increased primarily due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 and the amortization of intangibles acquired in conjunction with recent beauty school acquisitions. Also, losses on the disposal of property and equipment (which is included in depreciation and amortization) from salons which were closed during the fourth quarter contributed to the increase. The asset impairment charge was primarily due to impairment charges for underperforming salons and the impairment of a minority investment in a privately held company. SFAS No. 123R requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash outflow from operating activities and a cash inflow from financing activities in the Consolidated Statement of Cash Flows (shown as Excess tax benefit from stock-based compensation plans). In periods prior to the three months ended September 30, 2005, and the Company’s adoption of SFAS No. 123R, the tax benefit realized upon exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.1 million for the year ended June 30, 2005.

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

Investing Activities

Net cash used in investing activities during the twelve months ended June 30, 2007, 2006 and 2005 were the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Business and salon acquisitions	$(68,747)	$(155,481)	$(328,566)
Capital expenditures for remodels or other additions	(35,299)	(41,246)	(34,737)
Capital expenditures for the corporate office (including all technology-related expenditures)	(23,854)	(30,455)	(18,001)
Payment of contingent purchase price	—	(3,630)	—
Capital expenditures for new salon construction	(30,926)	(44,583)	(48,360)
Proceeds from loans and investments	5,250	—	—
Disbursements for loans and investments	(30,673)	(6,000)	—
Net investment hedge settlement	(8,897)	—	—
Proceeds from sale of assets	97	730	846
	$(193,049)	$(280,665)	$(428,818)

Acquisitions were primarily funded by a combination of operating cash flows and debt. Additionally, 155 major remodeling projects during fiscal year 2007, compared to 170 and 205 during fiscal years 2006 and 2005, respectively. We constructed 420 company-owned salons and two beauty schools and acquired 354 company-owned salons (97 of which were franchise buybacks), one beauty school and two hair restoration centers (one of which was a franchise buyback) during fiscal year 2007.

We constructed 531 company-owned salons, two beauty schools and one hair restoration center and acquired 290 company-owned salons (142 of which were franchise buybacks), 30 beauty schools and eight hair restoration centers (seven of which were franchise buybacks) during fiscal year 2006. During fiscal year 2006, we entered into a credit agreement with a third party, under which we lent $6.0 million, and in 2007, we extended the term of the note to March 31, 2009. Refer to Note 3, “Acquisitions and Investments,” of Notes to Consolidated Financial Statements for further details surrounding this arrangement.

We constructed 525 company-owned salons and acquired 444 company-owned salons (139 of which were franchise buybacks), 13 beauty schools and 42 hair restoration centers during fiscal year 2005.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2007		2006		2005
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	17	49	38	14	39	13
MasterCuts	15	—	32	—	47	2
Trade Secret	20	3	33	2	56	23
SmartStyle	242	—	215	—	194	—
Strip Center	101	193	180	122	167	248
International	25	12	33	10	22	19
Beauty schools	2	1	2	30	—	13
Hair restoration centers	—	1	1	1	—	42
	422	259	534	179	525	360

During fiscal year 2007, loans and investments, net, included $9.9 million related to an equity investment the Company made in October 2006, $8.2 million related to a cost method investment made in April 2007, $3.1 million related to the cost method investment made in April 2007 and $4.0 million related to a note receivable issued under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest. Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations).

Financing Activities

Net cash (used in) or provided by financing activities during the twelve months ended June 30, 2007, 2006 and 2005 were the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Net borrowings (payments) on revolving credit facilities	$84,806	$56,250	$(22,650)
Net (repayments) borrowings of long-term debt	(15,888)	(20,787)	280,625
Proceeds from the issuance of common stock	14,310	14,410	17,257
Repurchase of common stock	(79,710)	(20,280)	(23,117)
Excess tax benefit from stock-based compensation plans	4,536	4,556	—
Dividend payments	(7,169)	(7,256)	(7,149)
Other	(7,310)	1,678	(2,472)
	(6,425)	$28,571	$242,494

During fiscal year 2007, the net borrowings on revolving credit facilities were primarily used to fund loans and acquisitions, share repurchases and customary income tax payments. Acquisitions funded are discussed in the paragraph further below and in Note 3 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options.

The net borrowings on revolving credit facilities during fiscal year 2006 and of long-term debt during fiscal year 2005 were primarily used to fund acquisitions, and are discussed further below and in Note 4 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. The excess tax benefit from stock-based employee compensation plans was recorded in accordance with the provisions of SFAS No. 123R, as discussed above in conjunction with Operating Activities.

New Financing Arrangements

Fiscal Year 2007

During fiscal year 2007, we neither entered into new borrowing arrangements, nor were any significant amendments made to existing agreements. On July 12, 2007 (fiscal year 2008), we refinanced our $350.0 million revolving credit facility. Among other changes, this amendment extended the credit facility’s expiration date to July 2012, reduced the interest rate on borrowings under the credit facility and modified certain financial covenants. Additionally, we borrowed $25.0 million, and amended the fixed charge coverage ratio under our Private Shelf Agreement.

Under the terms of the April 7, 2005 amended and restated revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.65 on a rolling four quarter basis. Under the terms of the July 12, 2007 revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.50 on a rolling four quarter basis. We are in compliance with all covenants and other requirements of our credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

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

In addition, on April 7, 2005, we issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100.0 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 0.52 percent over LIBOR. As for the $100.0 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

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

Other Financing Arrangements

Private Shelf Agreement

At June 30, 2007 and 2006, we had $189.7 and $191.0 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from November 2007 through June 2013. The interest rates on the notes range from 4.03 to 8.39 percent as of June 30, 2007 and 2006.

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

As a result of the fair value hedging activities discussed in Note 5 of Part II, Item 8 of this Form 10-K, an adjustment of approximately $0.9 and $1.3 million was made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2007 and 2006, respectively.

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

Contractual Obligations and Commercial Commitments

The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2007:

	Payments due by period
	Within			More than
Contractual Obligations	1 year	1-3 years	3-5 years	5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$211,170	$145,272	$113,446	$204,498	$674,386
Capital lease obligations	12,182	17,184	5,479	—	34,845
Interest on long-term debt and capital lease obligations	41,072	62,695	33,114	18,487	155,368
Other long-term liabilities	2,307	4,059	2,626	22,945	31,937
Total on-balance sheet	266,731	229,210	154,665	245,930	896,536
Off-balance sheet(a):
Operating lease obligations	341,255	532,821	296,810	227,579	1,398,465
Other long-term obligations	341	281	—	—	622
Total off-balance sheet	341,596	533,102	296,810	227,579	1,399,087
Total(b)	$608,327	$762,312	$451,475	$473,509	$2,295,623

(a)           In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(b)          As of June 30, 2007, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year.

On-Balance Sheet Obligations

Our long-term obligations are composed primarily of senior term notes and a revolving credit facility. Certain senior term notes are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.” At June 30, 2007, $0.9 million represented a deferred gain related to the termination of certain interest rate hedge contracts. Additionally, no adjustment was necessary to mark the hedged portion of the debt obligation to fair value (a reduction to long-term debt). Interest payments on long-term debt and capital lease obligations were estimated based on our total average interest rate at June 30, 2007 and scheduled contractual repayments.

Other long-term liabilities include a total of $21.3 million related to the Executive Profit Sharing Plan and a salary deferral program, $10.7 million (including $0.1 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

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

The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $20.1 and $15.3 million at June 30, 2007 and 2006, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. Refer to Note 9 of the Consolidated Financial Statements for additional information. The obligations are funded by insurance contracts.

Off-Balance Sheet Arrangements

Operating leases primarily represent long-term obligations for the rental of salon, school and hair restoration center premises, including leases for company-owned locations, as well as future reimbursable salon franchisee lease payments of approximately $155.4 million, which are funded by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

We have interest rate swap contracts and forward foreign currency contracts. See Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

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

We do not have other unconditional purchase obligations or significant other commercial commitments such as commitments under lines of credit and standby repurchase obligations or other commercial commitments. We have standby letters of credit for $54.6 million primarily related to our self-insurance program and Department of Education requirements surrounding Title IV funding. Therefore, $54.6 million of our committed line of credit under our revolving credit facility is restricted.

Under the terms of the April 7, 2005 amended and restated revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.65 on a rolling four quarter basis. Under the terms of the July 12, 2007 revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.50 on a rolling four quarter basis. We are in compliance with all covenants and other requirements of our credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities,which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2007. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

Financing activities are discussed under “Liquidity and Capital Resources” in this Item 7 and in Note 4 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 5 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2007, we have available an unused committed line of credit amount of $202.4 million under our existing revolving credit facility. This amount excludes $54.6 million related to standby letters of credit stemming from our self-insurance program and Department of Education requirements surrounding Title IV funding.

Dividends

We paid dividends of $0.16 per share during fiscal years 2007, 2006 and 2005. On August 23, 2007, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 18, 2007 to shareholders of record on September 4, 2007.

Share Repurchase Program

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company’s stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2007, 2006, and 2005, a total accumulated 5.1, 3.0, and 2.4 million shares have been repurchased for $176.5, $96.8, and $76.5 million, respectively. As of June 30, 2007, $123.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons and beauty schools that support its growth objectives; the ability to integrate the acquired business; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon and beauty school acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company’s interest expense by approximately $2.1 million. Considering the effect of interest rate swaps and including $0.9 and $1.3 million increases to long-term debt related to fair value swaps at June 30, 2007 and 2006, respectively, the Company had the following outstanding debt balances:

	As of June 30,
	2007	2006
	(Dollars in thousands)
Fixed rate debt	$496,568	$471,928
Variable rate debt	212,663	150,341
	$709,231	$622,269

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

Pay fixed rates, receive variable rates

During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2007, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

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

Pay variable rates, receive fixed rates

The Company has interest rate swap contracts under which it pays variable rates of interest (based on the three-month LIBOR rate plus a credit spread) and receives fixed rates of interest on an aggregate $14.0 and $36.0 million notional amount at June 30, 2007 and 2006, respectively, with a maturation date of July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value hedges.

During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal year 2005 and 2003, respectively, which are deferred in long-term debt in the Consolidated Balance Sheet and are being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.5, $0.5 and $0.3 million of the deferred gain was amortized against interest expense during fiscal years 2007, 2006 and 2005, respectively, resulting in a remaining deferred gain of $0.9 and $1.4 million in long-term debt at June 30, 2007 and 2006, respectively.

Tabular Presentation:

The following table presents information about the Company’s debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2007 through June 30, 2012. For the Company’s derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected

(contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30,						June 30, 2007		June 30, 2006
	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value	Fair Value
Liabilities
(U.S.$equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$75,552	$87,281	$75,175	$46,011	$72,914	$104,498	$461,431	$460,557	$455,739
Average interest rate	5.7%	7.0%	5.9%	5.7%	7.1%	5.0%	6.1%
Variable rate (U.S.$)	147,800	—	—	—	—	100,000	247,800	247,800	162,787
Average interest rate	6.5%					5.9%	6.3%
Total liabilities	$223,352	$87,281	$75,175	$46,011	$72,914	$204,498	$709,231	$708,357	$618,526
Interest rate derivatives
(U.S.$equivalent in thousands)
Pay variable/receive fixed (U.S.$)	—	$14,000	—	—	—	—	$14,000	$—	$51
Average pay rate**		7.1%					7.1%
Average receive rate**		7.1%					7.1%
Pay fixed/receive variable (U.S.$)	—	—	—	—	—	$50,000	$50,000	$(1,728)	(2,353)
Average pay rate**						4.8%	4.8%
Average receive rate**						5.4%	5.4%

**               Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2007.

Foreign Currency Exchange Risk:

The majority of the Company’s revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company’s operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2007, the Company has entered into the following financial instruments:

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

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million. This cash outlay was recorded within investing activities within the Consolidated Statement of Cash Flows. Approximately $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account during the twelve months ended June 30, 2007. The cumulative tax-effected net loss recorded in accumulated other comprehensive income (AOCI) related to the cross-currency swap was $7.9 million at June 30, 2007. This amount will remain deferred within AOCI indefinitely, as the event which would trigger its release from AOCI and recognition in earnings is the sale or liquidation of the Company’s international operations that the cross-currency swap hedged. The Company currently has no intent to sell or liquidate this portion of its business operations.

Forward Foreign Currency Contracts:

The Company’s exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company’s fiscal year 2007 cash flows primarily includes payments in Canadian dollars from the Company’s Canadian salon operations for retail inventory exported from the United States.

The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company entered into forward currency contracts during fiscal year 2007 to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. Forward currency contracts to sell Canadian dollars and buy $16.4 million U.S. dollars were outstanding as of June 30, 2007 to hedge forecasted intercompany foreign currency denominated transactions stemming from monthly product shipments from the U.S. to Canadian salons. These contracts mature at various dates between June 2007 and May 2010. See Note 5 to the Consolidated Financial Statements for further discussion.

On May 29, 2007, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $16.9 million U.S. dollars, with maturation dates between June 2007 and May 2010. The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and are effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions related to monthly product shipments from the U.S. to Canadian salons. These cash flow hedges were recorded at fair value within accrued expenses in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

On February 1, 2006, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $15.8 million U.S. dollars, with maturation dates between July 2006 and May 2009. The contracts were designated and were effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions. These cash flow hedges were recorded at fair value within accrued expenses in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

On January 3, 2007, the Company terminated its remaining Canadian forward foreign currency contracts entered into on February 1, 2006 having a $14.5 million notional amount. The termination resulted in a deferred gain of $0.4 million which is recorded in AOCI in the Consolidated Balance Sheet. The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings. Approximately $0.1 million of the deferred gain was amortized against cost of sales during fiscal year 2007, resulting in a remaining deferred gain of $0.3 million in AOCI at June 30, 2007.

The table below provides information about the Company’s forecasted sales transactions in U.S. dollar equivalents. (The information is presented in U.S. dollars because that is the Company’s reporting currency.) The table summarizes information on transactions that are sensitive to foreign currency exchange rates and the related foreign currency forward exchange agreements. For the foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Transaction date June 30,				June 30, 2007
	2008	2009	2010	Total	Fair Value
Forecasted Transactions
(U.S.$equivalent in thousands)
Inventory Shipments to Canadian Salons (U.S.$)	$5,621	$5,621	$5,152	$16,394	$(165)
Foreign Currency Forward Exchange Agreements
(U.S.$equivalent in thousands)
Pay $CND/receive $U.S.:
Contract Amount	$5,621	$5,621	$5,152	$16,394	$(165)
Average Contractual Exchange Rate	0.9368	0.9368	0.9368	0.9368

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

Management has assessed the Company’s internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company’s internal control over financial reporting, management has concluded that, as of June 30, 2007, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2007 and June 30, 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the Management’s Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting appearing under Item 8. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, Regis Corporation changed the manner in which it accounts for defined benefit arrangements effective June 30, 2007 and changed its method of accounting for share-based payments as of July 1, 2005.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 29, 2007

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$184,785	$135,397
Receivables, net	67,773	62,558
Inventories	196,582	193,999
Deferred income taxes	18,775	16,224
Other current assets	57,149	36,848
Total current assets	525,064	445,026
Property and equipment, net	494,085	483,764
Goodwill	812,383	778,228
Other intangibles, net	213,452	216,831
Other assets	87,130	61,475
Total assets	$2,132,114	$1,985,324
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$223,352	$101,912
Accounts payable	74,532	70,807
Accrued expenses	240,748	233,496
Total current liabilities	538,632	406,215
Long-term debt and capital lease obligations	485,879	520,357
Other noncurrent liabilities	194,295	187,345
Total liabilities	1,218,806	1,113,917
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding, 44,164,645 and 45,303,459 common shares at June 30, 2007 and 2006, respectively	2,209	2,266
Additional paid-in capital	178,029	232,284
Accumulated other comprehensive income	78,278	58,066
Retained earnings	654,792	578,791
Total shareholders’ equity	913,308	871,407
Total liabilities and shareholders’ equity	$2,132,114	$1,985,324

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands, except per share data)

	Years Ended June 30,
	2007	2006	2005
Revenues:
Service	$1,793,802	$1,634,028	$1,466,336
Product	752,280	718,942	648,420
Royalties and fees	80,506	77,894	79,538
	2,626,588	2,430,864	2,194,294
Operating expenses:
Cost of service	1,014,781	928,515	836,449
Cost of product	380,492	371,018	335,636
Site operating expenses	208,101	199,602	183,056
General and administrative	328,644	294,092	260,207
Rent	382,820	350,926	310,984
Depreciation and amortization	124,137	115,903	91,753
Goodwill impairment	23,000	—	38,319
Terminated acquisition income, net	—	(33,683)	—
Total operating expenses	2,461,975	2,226,373	2,056,404
Operating income	164,613	204,491	137,890
Other income (expense):
Interest	(41,770)	(34,989)	(24,385)
Other, net	5,113	651	2,952
Income before income taxes	127,956	170,153	116,457
Income taxes	(44,786)	(60,575)	(51,826)
Net income	$83,170	$109,578	$64,631
Net income per share:
Basic	$1.86	$2.43	$1.45
Diluted	$1.82	$2.36	$1.39
Weighted average common and common equivalent shares outstanding:
Basic	44,723	45,168	44,622
Diluted	45,623	46,400	46,380
Cash dividends declared per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Dollars in thousands)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Retained		Comprehensive
	Shares	Amount	Capital	Income	Earnings	Total	Income
Balance, June 30, 2004	44,283,949	$2,214	$220,204	$40,615	$418,987	$682,020	$117,068
Net income					64,631	64,631	64,631
Foreign currency translation adjustments				4,758		4,758	4,758
Changes in fair market value of financial instruments designated cash flow hedges, net of taxes and transfers				751		751	751
Stock repurchase plan	(608,115)	(30)	(23,087)			(23,117)
Proceeds from exercise of stock options	1,039,623	52	17,205			17,257
Stock-based compensation			1,222			1,222
Shares issued through franchise stock incentive program	5,618	—	251			251
Shares issued in connection with salon acquisitions	75,177	4	4,996			5,000
Tax benefit realized upon exercise of stock options			9,088			9,088
Issuance of restricted stock	155,750	8	(8)			—
Dividends					(7,149)	(7,149)
Balance, June 30, 2005	44,952,002	2,248	229,871	46,124	476,469	754,712	70,140
Net income					109,578	109,578	109,578
Foreign currency translation adjustments				10,476		10,476	10,476
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes and transfers				1,466		1,466	1,466
Stock repurchase plan	(585,384)	(29)	(20,251)			(20,280)
Proceeds from exercise of stock options	843,370	43	14,367			14,410
Stock-based compensation			4,905			4,905
Shares issued through franchise stock incentive program	7,971	—	314			314
Payment for contingent consideration in salon acquisitions			(3,630)			(3,630)
Tax benefit realized upon exercise of stock options			6,712			6,712
Issuance of restricted stock	85,500	4	(4)			—
Dividends					(7,256)	(7,256)
Balance, June 30, 2006	45,303,459	2,266	232,284	58,066	578,791	871,407	121,520
Net income					83,170	83,170	83,170
Foreign currency translation adjustments				20,873		20,873	20,873
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes and transfers				(1,220)		(1,220)	(1,220)
Stock repurchase plan	(2,092,200)	(104)	(79,606)			(79,710)
Proceeds from exercise of stock options	829,524	41	14,269			14,310
Stock-based compensation			4,911			4,911
Shares issued through franchise stock incentive program	6,548	—	233			233
Tax benefit realized upon exercise of stock options			6,531			6,531
Cumulative effect adjustment for adoption of SFAS No. 158				559		559
Taxes related to restricted stock			(587)			(587)
Issuance of restricted stock	117,314	6	(6)			—
Dividends					(7,169)	(7,169)
Balance, June 30, 2007	44,164,645	$2,209	$178,029	$78,278	$654,792	$913,308	$102,823

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2007	2006	2005
Cash flows from operating activities:
Net income	$83,170	$109,578	$64,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	104,915	95,660	79,924
Amortization	12,412	11,810	8,226
Deferred income taxes	(6,243)	7,409	(9,257)
Goodwill impairment	23,000	—	38,319
Asset impairment	6,813	12,740	3,603
Excess tax benefits from stock-based compensation plans	(4,536)	(4,556)	—
Stock-based compensation	4,911	4,905	1,222
Other noncash items affecting earnings	2,831	316	(41)
Changes in operating assets and liabilities*:
Receivables	(4,092)	(4,918)	(6,516)
Inventories	2,709	(6,068)	(17,974)
Other current assets	(15,818)	(7,551)	1,437
Other assets	(9,715)	(1,027)	(5,726)
Accounts payable	11,814	151	8,288
Accrued expenses	14,622	46,773	32,426
Other noncurrent liabilities	15,067	16,463	17,169
Net cash provided by operating activities	241,860	281,685	215,731
Cash flows from investing activities:
Capital expenditures	(90,079)	(119,914)	(101,097)
Proceeds from sale of assets	97	730	846
Purchases of salon, school and hair restoration center net assets, net of cash acquired	(68,747)	(155,481)	(328,567)
Proceeds from loans and investments	5,250	—	—
Disbursements for loans and investments	(30,673)	(6,000)	—
Net investment hedge settlement	(8,897)	—	—
Net cash used in investing activities	(193,049)	(280,665)	(428,818)
Cash flows from financing activities:
Borrowings on revolving credit facilities	7,028,556	3,054,730	2,954,100
Payments on revolving credit facilities	(6,943,750)	(2,998,480)	(2,976,750)
Proceeds from issuance of long-term debt	25,000	1,766	301,938
Repayments of long-term debt	(40,888)	(22,553)	(21,313)
Excess tax benefits from stock-based compensation plans	4,536	4,556	—
Other, primarily increase (decrease) in negative book cash balances	(7,310)	1,678	(2,472)
Repurchase of common stock	(79,710)	(20,280)	(23,117)
Proceeds from issuance of common stock	14,310	14,410	17,257
Dividends paid	(7,169)	(7,256)	(7,149)
Net cash (used in) provided by financing activities	(6,425)	28,571	242,494
Effect of exchange rate changes on cash and cash equivalents	7,002	3,088	(256)
Increase in cash and cash equivalents	49,388	32,679	29,151
Cash and cash equivalents:
Beginning of year	135,397	102,718	73,567
End of year	$184,785	$135,397	$102,718

*                     Changes in operating assets and liabilities exclude assets and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.                 BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business Description:

Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), France, Canada, Puerto Rico and several other countries. In addition, the Company owns and operates beauty schools in the United States and the U.K. and hair restoration centers in the United States and Canada. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned and franchise salons in the U.K., France and several other countries are owned and operated in malls, leading department stores, mass merchants and high-street locations. Beauty schools are typically located within leased space. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings.

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

Cash and Cash Equivalents:

Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company’s cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several “zero balance” disbursement accounts for funding of payroll and accounts payable. As a result of the Company’s cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $6.5 and $12.9 million at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2007 and 2006, respectively, are included in accounts payable and accrued expenses within the Consolidated Balance Sheet.

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

The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2007	2006	2005
	(Dollars in thousands)
Beginning balance	$6,205	$3,464	$2,841
Bad debt expense	6,763	5,238	456
Write-offs	(7,345)	(2,589)	(316)
Other (primarily the impact of foreign currency fluctuations)	776	92	483
Ending Balance	$6,399	$6,205	$3,464

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2007 and 2006, the net book value of capitalized software costs was $35.0 and $31.5 million, respectively. Amortization expense related to capitalized software was $8.8, $8.1, and $6.6 million in fiscal years 2007, 2006, and 2005, respectively, which has been determined based on an estimated useful life of five or seven years.

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

Investments:

The Company has equity investments in securities of other privately held entities. The Company accounts for these investments under the cost or the equity method of accounting, as appropriate. The valuation of investments accounted for under the cost method considers all available financial information related to the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statement of Operations in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of the Company’s investment and adjusted each period for the Company’s share of the investee’s income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company’s investment may not be recoverable. As of June 30, 2007 and 2006, the Company had $20.2 and $4.4 million, respectively, of investments which are included within other assets in the Consolidated Balance Sheet.

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

As of March 31, 2007, 2006, and 2005, the Company performed its annual goodwill impairment analysis on its reporting units. Based on the Company’s testing in fiscal years 2007, 2006, and 2005, pre-tax, non-cash impairment charges of $23.0 and $38.3 million were recorded to write down the carrying value of goodwill related to the Company’s beauty school business in fiscal year 2007 and the Company’s European business in fiscal year 2005. No impairment charges were recorded in fiscal year 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal year 2007, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons’ property and equipment of $6.8 million, including $6.5 million located in North America and $0.3 million located in the United Kingdom. During fiscal year 2006, the Company recognized similar impairment charges for certain salons’ property and equipment of $8.4 million, including $7.4 million located in North America and $1.0 million located in the United Kingdom. During fiscal year 2005, the Company recognized similar impairment charges for certain salons’ property and equipment located primarily in North America of $3.6 million. None of the impaired salon assets were held for sale. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Additionally, the Company recognized an impairment loss during fiscal year 2006 of $4.3 million related to its interest in a privately held entity, which was acquired during the three months ended September 30, 2004 through the acquisition of preferred stock. This investment was recorded in other assets (noncurrent) on the Consolidated Balance Sheet, and was accounted for under the cost method. The impairment charge was included in Other, net (other non-operating expense) in the Consolidated Statement of Operations and reduced the Company’s investment balance to zero.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and Handling Costs:

Shipping and handling costs are incurred to store, move and ship product from the Company’s distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $2.8, $2.4, and $2.5 million during fiscal years 2007, 2006, and 2005, respectively, which are included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $69.2, $61.5, and $57.8 million in fiscal years 2007, 2006, and 2005, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2007, 2006, and 2005, no amounts were received in excess of the Company’s related expense.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Income Per Share:

Basic earnings per share (EPS) is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock shares and restricted stock units. The Company’s dilutive securities include shares issuable under the Company’s stock option plan and long-term incentive plan, as well as shares issuable under contingent stock agreements. Diluted EPS is calculated as net income divided by weighted average common shares outstanding, increased to include assumed exercise of dilutive securities. Stock options with exercise prices greater than the average market value of the Company’s common stock and other anti-dilutive awards are excluded from the computation of diluted EPS.

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

Stock-Based Employee Compensation Plans:

Stock-based compensation awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARS), restricted stock and restricted stock units (RSUs). The stock-based awards, other than the RSUs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expire within ten years from the grant date. The Company utilizes an option-pricing model to estimate the fair value of options at their grant date. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over the five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The company’s primary employee stock-based compensation grant occurs during the fourth quarter.

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

Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized on all stock-based awards granted, modified or settled subsequent to July 1, 2003. Under this approach, fiscal years 2005 and 2004 compensation expense is less than it would have been had the fair value recognition provisions of SFAS No. 123 been applied from its original effective date because the fair value of the options vesting during the year which were granted prior to fiscal year 2004 are not recognized as expense in the Consolidated Statement of Operations. Options granted in fiscal years prior to the adoption of the fair value recognition provisions continued to be accounted for under APB No. 25 for fiscal years 2005 and 2004. The adoption of the fair value recognition provisions for stock options increased the Company’s fiscal year 2005 compensation expense by $0.4 million (related to recognizing compensation expense over the vesting period of options granted after July 1, 2003).

Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting SFAS No. 123R during fiscal years 2007 and 2006 was an increase in compensation expense of $1.0 and $2.7 million ($0.7 and $1.7 million after tax), respectively, and a reduction of $0.01 and $0.04 for both basic and diluted earnings per share for fiscal years 2007 and 2006, respectively. Compensation expense recorded during fiscal years 2007 and 2006 includes $3.9 and $2.3 million, respectively, related to awards issued subsequent to July 1, 2003 and $1.0 and $2.7 million, respectively, related to unvested awards previously being accounted for on the intrinsic value method of accounting.

Total compensation cost for stock-based payment arrangements totaled $4.9, $4.9 and $1.2 million ($3.2 and $4.1 and $0.8 million after tax) for the fiscal years ended June 30, 2007, 2006 and 2005, respectively. SFAS No. 123R also requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2007 and 2006 was $4.5 and $4.6 million, respectively. Prior to fiscal year 2006, and the Company’s adoption of SFAS No. 123R, the tax benefit realized upon the exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.0 million for fiscal year 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s pro forma net income and pro forma earnings per share for fiscal year 2005, which include pro forma net income and earnings per share amounts as if the fair value-based method of accounting had been used on awards granted prior to July 1, 2003, was as follows:

For the Period Ended June 30, 2005
(Dollars in thousands, except per share amounts)
Net income, as reported	$64,631
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	765
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	(4,885)
Pro forma net income	$60,511
Earnings per share:
Basic—as reported	$1.45
Basic—pro forma	$1.36
Diluted—as reported	$1.39
Diluted—pro forma	$1.31

Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2007, 2006 and 2005 were as follows:

	2007	2006	2005
Stock options	$12.38	$11.43	$11.64
SARs	12.33	11.43	11.64
Restricted stock	38.89	35.33	35.49
Restricted stock units	40.84	—	—

The expense associated with the restricted stock and RSU grants is based on the market price of the Company’s stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each option and SARS grant issued during the fiscal years 2007, 2006 and 2005 is presented below:

	2007	2006	2005
Risk free interest rate	4.55%	4.96%	3.97%
Expected life in years	5.50	5.50	5.50
Expected volatility	27.00	27.00	30.00
Expected dividend yield	0.41	0.45	0.45

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

Recent Accounting Pronouncements:

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (FIN No. 48). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006 (i.e., the Company’s first quarter of fiscal year 2008), and the provisions are to be applied to all tax positions upon initial adoption of this standard. The cumulative effect of applying the provisions of FIN No. 48 will be recorded in retained earnings and other balance sheet accounts as applicable. The Company is currently evaluating the impact of FIN No. 48 on its Consolidated Financial Statements and does not expect its application to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the Company’s first quarter of fiscal year 2009). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (SFAS No. 158). SFAS No. 158 amends SFAS No. 87, Employers’ Accounting for Pensions (SFAS No. 87), SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) and SFAS No. 132(R), Employers’ Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)). SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans as of the end of the Company’s current fiscal year (i.e., in the Company’s fiscal year 2007 Annual Report on Form 10-K). SFAS No. 158 requires the impact of the initial adjustment be recorded as an adjustment of the ending balance of accumulated other comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, SFAS No. 88 or SFAS No. 106. The Company has unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company which are subject to the provisions of SFAS No. 158. The Company adopted the provisions of SFAS No. 158 as of June 30, 2007. The adoption of SFAS No. 158 increased long-term liabilities by $0.9 million, increased deferred tax assets by $0.3 million and decreased accumulated other comprehensive income by $0.6 million on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS No. 159 at the beginning of fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159 on its Consolidated Financial Statements and does not expect its application to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the EITF reached a consensus and the board ratified Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 addresses whether or not an employer needs to recognize a liability for future benefits based on the agreement with the employee under the endorsement split-dollar life insurance arrangement. It focuses exclusively on endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Issue does not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The EITF will be effective for fiscal years beginning after December 15, 2007 (i.e., fiscal year 2009). The Company is currently evaluating the impact of EITF No. 06-4 on its Consolidated Financial Statements and does not expect its application to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the EITF reached a consensus and the board ratified Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The EITF attempts to clarify items (in addition to the cash surrender value) which should be considered in arriving at the amount that could be realized under the insurance contract including the contractual limitation on the ability to surrender policies. The EITF will be effective for fiscal years beginning after December 15, 2006 (i.e., fiscal year 2008). The Company is currently evaluating the impact of EITF No. 06-5 on its Consolidated Financial Statements and does not expect its application to have a material impact on the Company’s Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.                 OTHER FINANCIAL STATEMENT DATA:

The following provides additional information concerning selected balance sheet accounts as of June 30, 2007 and 2006:

	2007	2006
	(Dollars in thousands)
Accounts receivable	$74,172	$68,763
Less allowance for doubtful accounts	(6,399)	(6,205)
	$67,773	$62,558
Property and equipment:
Land	$4,864	$4,864
Buildings and improvements	46,769	45,117
Equipment, furniture and leasehold improvements	807,988	738,222
Internal use software	75,327	66,667
Equipment, furniture and leasehold improvements under capital leases	61,004	43,197
	995,952	898,067
Less accumulated depreciation and amortization	(481,663)	(404,321)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(20,204)	(9,982)
	$494,085	$483,764
Other assets:
Notes receivable	$13,561	$12,182
Other noncurrent assets	73,569	49,293
	$87,130	$61,475
Accounts payable:
Book overdrafts payable	$4,907	$12,927
Trade accounts payable	69,625	57,880
	$74,532	$70,807
Accrued expenses:
Payroll and payroll related costs	$89,342	$75,434
Insurance	54,572	57,878
Deferred revenues	34,776	32,010
Taxes payable, primarily income taxes	16,813	29,828
Book overdrafts payable	1,547	—
Other	43,698	38,346
	$240,748	$233,496
Other noncurrent liabilities:
Deferred income taxes	$84,312	$85,341
Deferred rent payable	54,701	45,692
Other	55,282	56,312
	$194,295	$187,345

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2007			2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	112,999	(10,193)	102,806	$110,087	$(7,019)	$103,068
Customer lists	48,744	(9,970)	38,774	48,743	(7,598)	41,145
Franchise agreements	27,149	(7,538)	19,611	24,907	(5,967)	18,940
School-related licenses	25,428	(1,247)	24,181	24,818	(613)	24,205
Product license agreements	16,946	(2,944)	14,002	15,784	(2,221)	13,563
Non-compete agreements	691	(644)	47	674	(603)	71
Other	21,661	(7,630)	14,031	19,325	(3,486)	15,839
	253,618	(40,166)	213,452	$244,338	$(27,507)	$216,831

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

Total amortization expense related to amortizable intangible assets during the years ended June 30, 2007, 2006, and 2005 was approximately $11.8, $11.2, and $7.5 million, respectively. As of June 30, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2008	$11,765
2009	11,648
2010	11,387
2011	11,180
2012	11,003

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2007	2006	2005
	(Shares in thousands)
Weighted average shares for basic earnings per share	44,723	45,168	44,622
Effect of dilutive securities:
Dilutive effect of stock-based compensation	844	1,076	1,665
Contingent shares issuable under contingent stock agreements	56	156	93
Weighted average shares for diluted earnings per share	45,623	46,400	46,380

Restricted stock awards of 258,700 shares and 215,000 units, 192,855 shares and 141,650 shares were excluded from the computation of basic weighted average shares outstanding at June 30, 2007, 2006 and 2005, respectively, as such shares were not yet vested at that date. Stock options covering approximately 491,945, 436,300 and 112,500 were excluded from the shares used in the computation of diluted earnings per share for fiscal years 2007, 2006 and 2005, respectively, as such shares were anti-dilutive. Additionally, SARs covering 405,200, 96,000 and 99,000 shares were excluded from the computation during fiscal years 2007, 2006 and 2005, respectively, as such shares were anti-dilutive.

The following provides supplemental disclosures of cash flow activity:

	2007	2006	2005
	(Dollars in thousands)
Cash paid during the year for:
Interest	$40,805	$35,098	$23,062
Income taxes, net of refunds	71,770	32,544	40,544

Significant non-cash investing and financing activities include the following:

In fiscal years 2007, 2006, and 2005, the Company financed capital expenditures totaling $14.5, $16.8, and $10.7 million, respectively, through capital leases.

In connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements in fiscal years 2006 and 2005, as well as issuing 75,177 shares of the Company’s common stock during fiscal year 2005 (see Note 3).

3.                 ACQUISITIONS AND INVESTMENTS:

During fiscal years 2007, 2006, and 2005, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. With the exception of Hair Club for Men and Women (Hair Club), these acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2007, 2006, and 2005 and the allocation of the purchase prices were as follows:

Total Acquisitions, Exclusive of Fiscal Year 2005 Acquisition of Hair Club

	2007	2006	2005
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$68,747	$155,481	$118,915
Stock	—	—	5,000
Liabilities assumed or payable	558	2,127	781
	$69,305	$157,608	$124,696
Allocation of the purchase prices:
Current assets	$3,876	$12,516	$4,507
Property and equipment	10,086	14,422	19,091
Deferred income tax asset	1,200	—	—
Other noncurrent assets	50	4,442	4,314
Goodwill	50,844	127,337	92,315
Identifiable intangible assets	4,464	17,251	9,325
Accounts payable and accrued expenses	(412)	(17,121)	(3,962)
Deferred income tax liability	(436)	(4,656)	(894)
Other noncurrent liabilities	(367)	(213)	—
Settlement of contingent purchase price(1)	—	3,630	—
	69,305	$157,608	$124,696

(1)          During fiscal year 2004, the Company guaranteed that the stock issued in conjunction with one of its acquisitions would reach a certain market price by the fourth quarter of fiscal year 2006. The guaranteed stock price was factored into the purchase price at the acquisition date by recording an increase to additional paid-in-capital for the differential between the stock price at the date of acquisition and the guaranteed stock price. However, the stock did not reach this price during the agreed upon time frame. Therefore, the Company was obligated to issue $3.6 million in additional consideration to the sellers during the fourth quarter of fiscal year 2006. The $3.6 million represents the difference between the guaranteed stock price and the actual stock price on the last day of the agreed upon time frame, and was recorded as a reduction to additional paid-in capital.

The value and related weighted average amortization periods for the intangibles acquired during fiscal year 2007 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation		Weighted Average
	Period Ended June 30,		Amortization Period
	2007	2006	(in years)
Amortized intangible assets:
Trade Names	$656	$—	20
Franchise Agreements	1,339	—	40
School-related licenses	610	14,426	40
Other	1,859	2,825	15
Total	$4,464	$17,251	27

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2007 and 2006 is as follows:

	Salons		Beauty	Hair Restoration
	North America	International	Schools	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2005	$452,696	$37,032	$29,276	$127,506	$646,510
Goodwill acquired	64,150	3,316	52,573	7,298	127,337
Translation rate adjustments	3,468	876	37	—	4,381
Balance at June 30, 2006	520,314	41,224	$81,886	$134,804	778,228
Goodwill acquired	47,462	1,620	1,765	(3)	50,844
Translation rate adjustments	2,385	3,643	283	—	6,311
Impairment	—	—	(23,000)	—	(23,000)
Balance at June 30, 2007	$570,161	$46,487	$60,934	$134,801	$812,383

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At June 30, 2007, one contingency of this type exists, which expires in March of 2008. Based on the June 30, 2007 market price, the Company would be required to provide an additional 55,542 shares with an aggregate market value on that date of $2.1 million related to these acquisition contingencies if the agreed upon time frame was assumed to have expired June 30, 2007. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

During fiscal years 2007, 2006 and 2005, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss,  as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

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
$210,684

In December 2004, the Company purchased Hair Club for approximately $210 million, financed with debt. Hair Club offers a comprehensive menu of hair restoration solutions ranging from Extreme Hair Therapy™ to the non-surgical Bio-Matrix® Process and the latest advancements in hair transplantation. This industry is highly fragmented, and the Company believes there is an opportunity to consolidate this industry through acquisition.

Hair Club operations have been included in the operations of the Company since the acquisition was completed on December 1, 2004, and are reported in Note 11 in the “Hair Restoration Centers” segment. Unaudited pro forma summary information is presented below for the year ended June 30, 2005, assuming the acquisition of Hair Club had occurred on July 1, 2004 (i.e., the first day of fiscal year 2005). Preparation of the pro forma summary information was based upon assumptions deemed appropriate by the Company’s management. The pro forma summary information presented below is not necessarily indicative of the results that actually would have occurred if the acquisition had been consummated on the first day of fiscal year 2005, and is not intended to be a projection of future results.

	For the Year Ended
	June 30, 2005
	Actual	ProForma
	(Dollars in thousands)
	(unaudited)
Revenue	$2,194,294	$2,243,290
Net Income	64,631	64,538
EPS	1.39	1.39

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of identifiable intangible assets arising from the acquisition and from increased interest expense on acquisition debt. Additionally, the pro forma results include management fees which are no longer incurred since the Company’s acquisition of the hair restoration centers. The management fees included in the pro forma results above totaled approximately $0.6 million for the fiscal year ended June 30, 2005. There were no extraordinary items, changes in accounting principles, or material nonrecurring items included in the pro forma amounts above.

In April 2007, the Company acquired exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for an aggregate amount of $11.3 million. This investment is accounted for under the cost method. The notes are exchangeable for approximately 14.7 percent of the outstanding shares of Beauty Takashi Co. Ltd., a subsidiary of Yamano Holdings. In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into a business collaboration agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

In October 2006, the Company invested $9.9 million to form a new limited liability company called Intelligent Nutrients, LLC and holds a 50 percent interest in the newly formed LLC. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair-care and personal care products is in development and is expected to be available in the spring of calendar year 2008. These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. During fiscal year 2007, the Company recorded a loss of $1.8 million related to this equity investment.

In September 2006, the Company invested $5.3 million in the preferred stock of a privately held entity. This investment was accounted for under the cost method. During the three months ended December 31, 2006, the preferred stock was redeemed for the original investment amount of $5.3 million. The Company received $0.1 million of preferred dividends from this investment prior to its redemption.

In May 2006, the Company acquired a 19.9 percent interest in the voting common stock of a privately held entity for $4.4 million. The investment is accounted for under the equity method. As of June 30, 2007 and June 30, 2006, the Company also had $10.0 and $6.0 million of long-term notes receivable under a credit agreement with the majority corporate investor in this privately held entity, respectively. In June, 2007, the Company extended the term of the note receivable under the credit agreement to March 31, 2009. For the fiscal year ended June 30, 2007, the Company recorded a loss of $1.3 million related to this equity investment.

In December 2004, the Company acquired an interest of less than 20 percent in a privately held entity, Cool Cuts 4 Kids, Inc., through the acquisition of $4.3 million of preferred stock. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss within Other, net in the Consolidated Statement of Operations for the full carrying value. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.                 FINANCING ARRANGEMENTS:

The Company’s long-term debt as of June 30, 2007 and 2006 consists of the following:

	Maturity Dates	Interest rate %		Amounts outstanding
	(fiscal year)	2007	2006	2007	2006
	(Dollars in thousands)
Senior term notes	2008-2015	4.03-8.39	4.03-8.39	$515,578	$517,341
Revolving credit facility	2010	6.50	6.21	147,800	63,000
Equipment and leasehold notes payable	2008-2011	7.55-8.67	7.33-8.16	35,885	29,223
Other notes payable	2008-2013	3.90-8.00	3.90-8.00	9,968	12,705
				709,231	622,269
Less current portion				(223,352)	(101,912)
Long-term portion				$485,879	$520,357

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

Aggregate maturities of long-term debt, including associated fair value hedge obligations of $0.9 million and capital lease obligations of $34.8 million at June 30, 2007, are as follows:

Fiscal year	(Dollars in thousands)
2008	$223,352
2009	87,281
2010	75,175
2011	46,011
2012	72,914
Thereafter	204,498
$709,231

Senior Term Notes

Private Shelf Agreement

At June 30, 2007 and 2006, the Company had $189.7 and $191.0 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from November 2007 through June 2013. The interest rates on the notes range from 4.03 to 8.39 percent as of June 30, 2007 and 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the fair value hedging activities discussed in Note 5, an adjustment of approximately $0.9 and $1.3 million was made to increase the carrying value of the Company’s long-term fixed rate debt at June 30, 2007 and 2006, respectively.

Private Placement Senior Term Notes

In fiscal year 2005, the Company issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100.0 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 52 basis points over LIBOR. As for the $100.0 million maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 0.55 percent over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

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

Under the terms of the April 7, 2005 amended and restated revolving credit agreement, the Company’s ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.65 on a rolling four quarter basis. On July 12, 2007, the Company amended its $350.0 revolving credit agreement. Among other changes, the ratio of EBITDAR to fixed changes covenant was modified from a ratio of 1.65 on a rolling four quarter basis to a ratio of 1.50 on a rolling four quarter basis. The Company is in compliance with all covenants and other requirements of its credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

The maturity date for the revolving credit facility may be accelerated upon the occurrence of various events of default, including breaches of the credit agreement, certain cross-default situations, certain

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

bankruptcy related situations, and other customary events of default. The interest rates under the facility vary and are based on a bank’s reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio for the Company determined by a formula tied to the Company’s debt and its adjusted income.

As of June 30, 2007 and 2006, the Company had outstanding borrowings under this facility of $147.8 and $63.0 million, respectively. Because the credit agreement provides for possible acceleration of the maturity date of the facility based on provisions that are not objectively determinable, the outstanding borrowings as of June 30, 2007 and 2006 are classified as part of the current portion of the Company’s long-term debt. Additionally, the Company had outstanding standby letters of credit under the facility of $54.6 and $60.6 million at June 30, 2007 and 2006, respectively, primarily related to its self-insurance program and Department of Education requirements surrounding Title IV funding. Unused available credit under the facility at June 30, 2007 and 2006 was $147.6 and $226.4 million, respectively.

Equipment and Leasehold Notes Payable

The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2011. The capital lease obligations are collateralized by the assets purchased under the agreement.

Other Notes Payable

Within other notes payable are mortgage notes for $7.2 and $8.8 million at June 30, 2007 and 2006, respectively, related to the Company’s distribution centers in Chattanooga, Tennessee and Salt Lake City, Utah. The note for the Salt Lake City distribution center is secured by that distribution center and the note for the Chattanooga distribution center is unsecured. Additionally, the Company had $2.8 and $3.9 million in unsecured outstanding notes at June 30, 2007 and 2006, respectively, related to debt assumed in acquisitions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. As of June 30, 2007 and 2006, the Company had the following outstanding debt balances:

	June 30,
	2007	2006
	(Dollars in thousands)
Fixed rate debt	$496,568	$471,928
Variable rate debt	212,663	150,341
	$709,231	$622,269

A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company’s interest expense by approximately $2.1 million. To reduce the volatility associated with interest rate movements, the Company has entered into the following financial instruments:

Cash Flow Hedges

Interest Rate Swaps

During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2007, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

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

Forward Foreign Currency Contracts

On May 29, 2007, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $16.9 million U.S. dollars, with maturation dates between June 2007 and May 2010. On February 1, 2006, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $15.8 million U.S. dollars, with maturation dates between July 2006 and May 2009. The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and are effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions related to monthly product shipments from the U.S. to Canadian salons. These cash flow hedges were recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 3, 2007, the Company terminated its remaining Canadian forward foreign currency contracts entered into on February 1, 2006 having a $14.5 million notional amount. The termination resulted in a deferred gain of $0.4 million which is recorded in Accumulated Other Comprehensive Income (AOCI) in the Consolidated Balance Sheet, as the contracts hedged currency risk associated with a portion of the monthly forecasted intercompany foreign-currency-denominated transactions stemming from the forecasted monthly product shipments from the Company’s subsidiaries located in the Unites States to its Canadian subsidiaries. The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings. Approximately $0.1 million of the deferred gain was amortized against cost of goods sold during fiscal year 2007, resulting in a remaining deferred gain of $0.3 million in AOCI at June 30, 2007.

When the inventory from the hedged forecasted transaction is sold to an external party by the salon and, therefore, impacts cost of goods sold in the Company’s Consolidated Statement of Operations, amounts are transferred out of AOCI to earnings. The Company uses an inventory turnover ratio (based on historical results) to estimate the timing of sales to an external third party. Therefore, amounts will be transferred from AOCI into earnings based on this inventory turnover ratio.

Financial Statement Impact of Cash Flow Hedges

The cumulative tax-effected net gain recorded in AOCI, set forth under the caption shareholders’ equity in the Consolidated Balance Sheet, related to the cash flow hedges was $1.7, $1.9 and $0.4 million at June 30, 2007, 2006, and 2005, respectively. The following table depicts the hedging activity in other comprehensive income related to the cash flow hedges for the years ended June 30, 2007, 2006 and 2005.

	2007	2006	2005
	(Dollars in thousands)
Tax-effected gain (loss) on cash flow hedges recorded in other comprehensive income:
Realized net (loss) gain transferred from other comprehensive income to earnings	$(190)	$50	$271
Unrealized net (loss) gain from changes in fair value of cash flow hedges	(1,030)	1,416	480
	$(1,220)	$1,466	$751

As of June 30, 2007, the Company estimates, based on current interest rates, that less than $0.1 million of tax-effected charges will be recorded in the Consolidated Statement of Operations during the next twelve months. Additionally, based on current forward exchange rates, the Company estimates that approximately $0.1 million of tax-effected charges will be recorded in the Consolidated Statement of Operations in the next twelve months.

Fair Value Hedges

The Company has interest rate swap contracts under which it pays variable rates of interest (based on the three-month LIBOR rate plus a credit spread) and receives fixed rates of interest on an aggregate $14.0 and $36.0 million notional amount at June 30, 2007 and 2006, respectively with a maturation date of July 2008. These swaps were designated as hedges of a portion of the Company’s senior term notes and are being accounted for as fair value hedges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal year 2003, the Company terminated a portion of a $40.0 million notional interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal years 2005 and 2003, respectively, which are deferred in long-term debt in the Consolidated Balance Sheet and are being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.5, $0.5 and $0.3 million of the deferred gain was amortized against interest expense during fiscal years 2007, 2006 and 2005, respectively, resulting in a remaining deferred gain of $0.9 and $1.4 million in long-term debt at June 30, 2007 and 2006, respectively.

The Company’s outstanding fair value hedges are recorded at fair value within either other assets or other noncurrent liabilities (depending on whether the fair value adjustment is favorable or unfavorable) in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt. This adjustment resulted in a decrease to the debt balance of less than $0.1 million at June 30, 2007 and June 30, 2006, and an increase of $0.6 million at June 30, 2005. No hedge ineffectiveness occurred during fiscal years 2007, 2006 or 2005. As a result, the fair value hedges did not have a net impact on earnings.

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

During September 2006, the Company’s cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company’s net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million. This cash outlay was recorded within investing activities within the Consolidated Statement of Cash Flows. Approximately $0.1 million of tax-effected gain related to this derivative was charged to the cumulative translation adjustment account during the twelve months ended June 30, 2007. The cumulative tax-effected net loss recorded in AOCI related to the cross-currency swap was $7.9 million at June 30, 2007. This amount will remain deferred within AOCI indefinitely, as the event which would trigger its release from AOCI and recognition in earnings is the sale or liquidation of the Company’s international operations that the cross-currency swap hedged. The Company currently has no intent to sell or liquidate this portion of its business operations.

The Company’s cross-currency swap was recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet at June 30, 2006 and 2005 when the Company’s net investment in this derivative financial instrument was in a $9.4 and $8.5 million loss position, respectively, based on its estimated fair value. The corresponding tax-effected offset was charged to the cumulative translation adjustment account, which is a component of AOCI set forth under the caption shareholders’ equity in the Consolidated Balance Sheet. The cumulative tax-effected net loss recorded in AOCI related to the cross-currency swap was $8.1 and $6.9 million at June 30, 2006 and 2005, respectively. For the years ended June 30, 2006 and 2005, $1.2 and $0.6 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the legal right to use and control the property. The original lease term ends in 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $9.6 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

Rent expense in the Consolidated Statement of Operations excludes $27.4, $28.9 and $31.1 million in fiscal years 2007, 2006 and 2005, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.5 million in each of fiscal years 2007, 2006 and 2005, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2007	2006	2005
	(Dollars in thousands)
Minimum rent	$283,862	$262,166	$229,180
Percentage rent based on sales	16,215	15,036	16,468
Real estate taxes and other expenses	82,743	73,724	65,336
	$382,820	$350,926	$310,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2007, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

	Corporate
Fiscal year	leases	Franchisee leases
	(Dollars in thousands)
2008	$297,545	$43,709
2009	256,727	37,735
2010	208,163	30,195
2011	155,604	22,123
2012	107,374	11,710
Thereafter	217,625	9,955
Total minimum lease payments	$1,243,038	$155,427

Salon Development Program:

As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons.

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

8.                 INCOME TAXES:

The components of income before income taxes are as follows:

	2007	2006	2005
	(Dollars in thousands)
Income before income taxes:
United States	$93,377	$142,491	$122,669
International	34,579	27,662	(6,212)
	$127,956	$170,153	$116,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The provision for income taxes consists of:

	2007	2006	2005
	(Dollars in thousands)
Current:
United States	$45,876	$50,426	$55,732
International	5,153	2,795	5,618
Deferred:
United States	(3,492)	5,555	(10,476)
International	(2,751)	1,799	952
	$44,786	$60,575	$51,826

The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2007	2006	2005
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	2.4	2.4	2.5
Tax effect of goodwill impairment	4.2	—	11.0
Foreign income taxes at other than U.S. rates	(3.1)	(2.5)	(4.6)
Work Opportunity and Welfare-to-Work Tax Credits	(3.2)	(0.5)	(1.5)
Other, net	(0.3)	1.2	2.1
	35.0%	35.6%	44.5%

The components of the net deferred tax assets and liabilities are as follows:

	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$18,382	$16,697
Insurance	—	1,176
Payroll and payroll related costs	26,605	22,275
Foreign NOL carryforwards	4,752	490
Reserve for impaired assets	5,328	3,486
Derivatives	—	2,623
Inventories	1,204	1,191
Deferred gift card revenue	1,788	922
Other	5,892	4,128
Total deferred tax assets	$63,951	$52,988
Deferred tax liabilities:
Insurance	$(4,280)	$—
Depreciation and amortization	(120,975)	(118,548)
Accrued property taxes	(2,617)	(2,362)
Derivatives	(583)	—
Other	(1,032)	(1,195)
Total deferred tax liabilities	$(129,487)	$(122,105)
Net deferred tax liabilities	$(65,536)	$(69,117)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At June 30, 2007, the Company had foreign operating loss carryforwards of approximately $5.0 million. Approximately $3.6 million of the loss carryforwards relate to losses in France and the Netherlands and may be carried forward indefinitely. The remainder of the loss carryforwards relate to losses in Spain, Poland and Canada and expire in various amounts through 2018. The company expects to fully utilize all of these loss carryforwards.

In December 2006, President Bush signed the Tax Relief and Health Care Act of 2006 into law. This Act retroactively reinstated the Work Opportunity and Welfare-to-Work Tax Credits for a two year period beginning January 1, 2006. In accordance with generally accepted accounting principles, the financial impact of the tax credits earned during the entire calendar year was required to be reflected in the Company’s tax rate for the quarter in which the Act was signed into law, which was the Company’s quarter ended December 31, 2006. The fiscal year 2007 tax rate reflects $4.1 million related to Work Opportunity and Welfare-to-Work Tax Credits, a portion of which was earned during fiscal year 2006, but not reflected in the related financial statements due to the expiration of the prior statute. Under the prior law which was retroactive to January 1, 2004 and expired on December 31, 2005, the Company earned employment credits of $0.8 and $1.8 million during fiscal years 2006 and 2005, respectively. On May 26, 2007, President Bush signed into law the Small Business and Work Opportunity Tax Act of 2007. Whereas under the Tax Relief and Health Care Act of 2006 the Work Opportunity and Welfare-to-Work Tax Credits were to expire on December 31, 2007, this Act enhances and extends the credits to September 1, 2011.

The effective income tax rate for fiscal year 2007 was adversely impacted by the pre-tax, non-cash goodwill impairment charge of $23.0 million ($19.6 million net of tax) recorded during the three months ended March 31, 2007. The majority of the goodwill impairment charge was not deductible for tax purposes. The fiscal year 2005 income tax rate was also adversely affected by a goodwill impairment write-down which was not deductible for tax purposes.The effects of the writedowns in these years were partially offset by the employment credits discussed earlier.

As of June 30, 2007, undistributed earnings of international subsidiaries of approximately $42.9 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

9.                 BENEFIT PLANS:

Profit Sharing Plan:

Prior to March 1, 2007, the Company maintained a Profit Sharing Plan (the Profit Sharing Plan) which covered substantially all non-highly compensated field supervisors, warehouse and corporate office employees. The Profit Sharing Plan was a defined contribution plan and contributions to it were at the discretion of the Company. Contributions were invested in a broad range of securities. Effective January 1, 2007, the vesting provisions of the Profit Sharing Plan were amended to comply with the accelerated vesting requirements required by the Pension Protection Act of 2006. Under the amended Profit Sharing Plan, participants’ interest in the Profit Sharing Plan become 20 percent vested after completing two years of service with vesting increasing 20 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

On March 1, 2007, the Profit Sharing Plan was merged into the Company’s defined contribution 401(k) plan, the Regis Retirement Savings Plan (the RRSP). The RRSP is a new 401(k) plan sponsored by the Company that resulted from the merger of four separate 401(k) plans previously maintained by the Company. Fidelity Investments provides the investment, custodian and recordkeeping services for the RRSP. In conjunction with the merger of the Profit Sharing Plan into the RRSP, the Profit Sharing Plan’s investments were liquidated and the proceeds were transferred to Fidelity Investments. Amounts received

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

by Fidelity Investments are invested as directed by plan participants and are valued daily. The nature and terms of each 401(k) plan and of the Profit Sharing Plan did not change significantly in connection with the merger into the RRSP; the mergers did not affect participation in the RRSP, the account balances of plan participants in each respective plan, or the right to share in future profit sharing contributions to the plan.

Executive Profit Sharing Plan:

Prior to March 1, 2007, the Company maintained a nonqualified Profit Sharing Plan (the Executive Profit Sharing Plan) which covered company officers, field supervisors, warehouse and corporate office employees who are highly compensated. Contributions to the Executive Profit Sharing Plan are at the discretion of the Company. Prior to January 22, 2002, such contributions were invested in common stock of the Company. Subsequent to that date contributions have been invested in a broad range of securities, including common stock of the Company. The investments other than Company common stock were in a pooled trust that was valued monthly. Investments in Company common stock were separately credited to participant accounts.

On March 1, 2007, the Executive Profit Sharing Plan was merged into the Company’s Nonqualified Deferred Salary Plan (as combined, the Executive Plan). Fidelity Investments provides the investment, custodian and recordkeeping services for the Executive Plan. Amounts received by Fidelity Investments attributable to participant accounts in the Executive Profit Sharing Plan and all future profit sharing contributions under the Executive Plan are invested as directed by plan participants and are valued daily. Future profit sharing contributions to the Executive Plan will not be invested in common stock of the Company. The merger did not affect participation in the profit sharing portion of the Executive Plan, the profit sharing account balances of Executive Plan participants, or the right to share in future profit sharing contributions to participants’ Executive Plan accounts.

Stock Purchase Plan:

The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company’s common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million (the Board of Directors elected to increase the maximum aggregate contribution from $4.0 to $5.0 million during fiscal year 2004, and again elected to increase it to $10.0 million during fiscal year 2006). At June 30, 2007, cumulative contributions to the ESPP totaled $6.1 million.

Franchise Stock Purchase Plan:

The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company’s common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. At June 30, 2007, cumulative contributions to the FSPP totaled $0.1 million.

Stock Options:

The 2004 Long Term Incentive Plan (2004 Plan) was approved by shareholders on October 28, 2004 and provides for, among other things, the granting of stock options. Refer to the discussion of the 2004 Plan in the latter portion of this Note for additional details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Common shares available for grant under the Company’s 2000 Plan were 135,593, 250,066, and 337,300 shares as of June 30, 2007, 2006 and 2005, respectively, and common shares available for grant under the Company’s 2004 Plan were 1,747,950, 1,971,350 and 2,147,500 at June 30, 2007, 2006 and 2005, respectively.

Stock options outstanding, weighted average exercise prices and weighted average fair values were as follows:

	Options Outstanding
		WeightedAverage
	Shares	Exercise Price
Balance, June 30, 2004	4,596,423	$18.32
Granted	125,500	35.49
Cancelled	(9,700)	23.53
Exercised	(1,039,623)	16.59
Balance, June 30, 2005	3,672,600	19.43
Granted	135,000	35.33
Cancelled	(47,766)	26.95
Exercised	(851,892)	17.02
Balance, June 30, 2006	2,907,942	20.59
Granted	141,000	39.04
Cancelled	(26,527)	27.06
Exercised	(829,524)	17.22
Balance, June 30, 2007	2,192,891	$22.97

At June 30, 2007, 1,784,250 shares with a $19.77 per share weighted average exercise price and a weighted average remaining contractual life of 3.5 years were exercisable that have a total intrinsic value of $33.2 million. There are an additional 385,849 shares expected to vest with a $36.43 per share weighted average exercise price and a weighted average remaining contractual life of 6.7 years that have a total intrinsic value of $1.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock option plans, as well as pro forma information.

2004 Long Term Incentive Plan:

In May of 2004, the Company’s Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders’ meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to employees and directors of the Company. On March 8, 2007, the Company’s Board of Directors approved an amendment to the 2004 Plan to permit the granting and issuance of restricted stock units (RSUs). Following the amendment, the Company’s Chief Executive Officer and Chief Financial Officer were granted 165,000 and 50,000 restricted stock units, respectively, during the twelve months ended June 30, 2007. The 2004 Plan expires on May 26, 2014. A maximum of 2,500,000 shares of the Company’s common stock are available for issuance pursuant to grants and awards made under the 2004 Plan. Stock options, SARs and restricted stock under the 2004 Plan generally vest pro rata over five years and have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length. The RSUs cliff vest after five years and payment of the RSUs is deferred until January 31 of the year following vesting. Unvested awards are subject to forfeiture in the event of termination of employment. Unvested awards are subject to forfeiture in the event of termination of employement. See Note 1 to the Consolidated Financial Statements for discussion of the Company’s measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

No stock options have been granted under the 2004 Plan. Grants of restricted stock, RSUs and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding	Weighted Average Grant Date		Weighted Average Exercise
	Shares/Units	Fair Value	Shares	Price
Balance, June 30, 2004	72,500	$42.79	110,750	$42.79
Granted	85,250	35.49	97,750	35.49
Cancelled	(2,000)	42.79	(11,750)	42.79
Vested/Exercised	(14,100)	42.79	—	—
Balance, June 30, 2005	141,650	38.40	196,750	39.16
Granted	85,500	35.33	96,500	35.33
Cancelled	(2,850)	39.59	(3,250)	39.98
Vested/Exercised	(31,445)	38.67	(4,600)	40.31
Balance, June 30, 2006	192,855	36.92	285,400	36.87
Granted	343,200	39.04	139,200	39.04
Cancelled	(21,200)	37.84	(22,800)	38.41
Vested/Exercised	(41,155)	37.33	(1,500)	37.92
Balance, June 30, 2007	473,700	$38.36	400,300	$37.53

Total cash received from the exercise of share-based instruments in fiscal year 2007 was $16.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other:

The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives’ benefits are based on years of service and the employee’s compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (6.25 and 5.25 percent at June 30, 2007 and 2006, respectively) and projected salary increases of 4.0 percent at June 30, 2007 and 2006 to estimate the obligations associated with these deferred compensation contracts. Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $4.0, $2.4, and $2.2 million for fiscal years 2007, 2006, and 2005, respectively. Related obligations totaled $17.1 and $13.6 million at June 30, 2007 and 2006, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. (The accumulated benefit obligation totaled $14.4 and $11.4 million at June 30, 2007 and 2006, respectively.) The tax-effected accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial losses, was $0.6 million at June 30, 2007. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $14.1 and $12.8 million at June 30, 2007 and 2006, respectively, and are included in other assets in the Consolidated Balance Sheet.

The Company also has entered into an Amended and Restated Compensation Agreement (the Restated Agreement) with the Vice Chairman of the Board of Directors (the Vice Chairman) during fiscal year 2007, that replaces the prior compensation agreement between the Company and the Vice Chairman. Under the Restated Agreement, the Vice Chairman will continue to provide services to the Company and the Company has agreed to pay the Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.8 million in fiscal year 2007, for the remainder of his life (this amount remains unchanged from the prior agreement in place with the Vice Chairman). The Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the Vice Chairman’s spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $2.1, $0.3 and $0.3 million for each of fiscal years 2007, 2006 and 2005, respectively. Related obligations totaled $6.6 and $4.6 million at June 30, 2007 and 2006, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the Vice Chairman. Cash values of these policies totaled $3.1 and $2.8 million at June 30, 2007 and 2006, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Benefit Plans

Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years ended June 30, 2007, 2006 and 2005, included the following:

	2007	2006	2005
	(Dollars in thousands)
Stock-based compensation	$4,911	$4,905	$1,222
Deferred compensation contracts	6,107	2,755	2,547
Profit sharing plan	3,305	2,650	—
Executive Profit Sharing Plan	491	389	—
ESPP	714	689	617
FSPP	11	16	15

As of June 30, 2007, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $25.6 million and the related weighted average period over which it is expected to be recognized is approximately 4.1 years. The total intrinsic value of all stock-based compensation (the amount by which the stock exceeded the exercise or grant date price) that was exercised during fiscal years 2007, 2006 and 2005 was $17.7, $18.4 and $25.3 million, respectively.

10.          SHAREHOLDERS’ EQUITY:

In addition to the shareholders’ equity activities described in Note 9, the following activity has taken place:

Authorized Shares and Designation of Preferred Class:

The Company has 100 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.

In addition, 250,000 shares of authorized capital stock have been designated as Series A Junior Participating Preferred Stock (preferred stock). None of the preferred stock has been issued.

Shareholders’ Rights Plan:

The Company has a shareholders’ rights plan pursuant to which one preferred share purchase right is held by shareholders for each outstanding share of common stock. The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15.0 percent or more of the Company’s voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 15.0 percent or more. If the rights become exercisable, they entitle all holders, except the takeover bidder, to purchase one one-thousandth of a share of preferred stock at an exercise price of $140, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.

Share Repurchase Program:

In May 2000, the Company’s Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company’s stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2007, 2006, and 2005, a total accumulated 5.1, 3.0, and 2.4 million shares have been repurchased for $176.5, $96.8, and $76.5 million, respectively. As of June 30, 2007, $123.5 million remains to be spent on share repurchases under this program.

11.          SEGMENT INFORMATION:

As of June 30, 2007, the Company owned, franchised or held ownership interests in over 12,400 worldwide locations. The Company’s locations consisted of 9,826 North American salons (located in the United States, Canada and Puerto Rico), 2,055 international salons, 90 hair restoration centers, 56 beauty schools and approximately 400 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. The concepts offer similar products and services, concentrates on the mass market consumer marketplace and has consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s beauty schools are located in the United States and the United Kingdom. The Company’s hair restoration centers are located in the United States and Canada.

Based on the way the Company manages its business, it has reported its North American salons, international salons, beauty schools and hair restoration centers as four separate reportable operating segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company’s headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company’s reportable operating segments is shown in the following table as of June 30, 2007, 2006, and 2005:

	For the Year Ended June 30, 2007
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,512,287	$151,057	$76,556	$53,902	$—	$1,793,802
Product	614,377	65,675	9,071	63,157	—	752,280
Royalties and fees	38,766	36,698	—	5,042	—	80,506
	2,165,430	253,430	85,627	122,101	—	2,626,588
Operating expenses:
Cost of service	872,813	80,256	32,583	29,129	—	1,014,781
Cost of product	317,214	38,957	5,462	18,859	—	380,492
Site operating expenses	174,733	11,989	16,366	5,013	—	208,101
General and administrative	119,204	45,179	9,848	27,191	127,222	328,644
Rent	314,718	50,410	9,272	6,535	1,885	382,820
Depreciation and amortization	84,250	9,091	3,355	9,813	17,628	124,137
Goodwill impairment	—	—	23,000	—	—	23,000
Total operating expenses	1,882,932	235,882	99,886	96,540	146,735	2,461,975
Operating income (loss)	282,498	17,548	(14,259)	25,561	(146,735)	164,613
Other income (expense):
Interest	—	—	—	—	(41,770)	(41,770)
Other, net	—	—	—	—	5,113	5,113
Income (loss) before income taxes	$282,498	$17,548	$(14,259)	$25,561	$(183,392)	$127,956
Total assets	$1,070,776	$210,629	$163,818	$262,295	$424,596	$2,132,114
Long-lived assets	334,568	34,569	16,664	9,461	98,823	494,085
Capital expenditures	49,294	8,057	2,493	4,590	25,645	90,079
Purchases of salon assets	63,754	2,895	(73)	2,171	—	68,747

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2006
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,395,953	$133,323	$58,281	$46,471	$—	$1,634,028
Product	601,332	53,796	5,671	58,143	—	718,942
Royalties and fees	39,263	33,543	—	5,088	—	77,894
	2,036,548	220,662	63,952	109,702	—	2,430,864
Operating expenses:
Cost of service	806,024	71,110	24,757	26,624	—	928,515
Cost of product	316,980	32,168	4,278	17,592	—	371,018
Site operating expenses	175,039	9,755	10,272	4,536	—	199,602
General and administrative	108,362	41,963	8,270	23,254	112,243	294,092
Rent	293,571	42,756	6,999	6,215	1,385	350,926
Depreciation and amortization	80,011	9,348	2,610	9,908	14,026	115,903
Terminated acquisition income, net	—	—	—	—	(33,683)	(33,683)
Total operating expenses	1,779,987	207,100	57,186	88,129	93,971	2,226,373
Operating income (loss)	256,561	13,562	6,766	21,573	(93,971)	204,491
Other income (expense):
Interest	—	—	—	—	(34,989)	(34,989)
Other, net	—	—	—	—	651	651
Income (loss) before income taxes	$256,561	$13,562	$6,766	$21,573	$(128,309)	$170,153
Total assets	$1,030,720	$187,556	$177,295	$259,739	$330,014	$1,985,324
Long-lived assets	340,105	30,094	16,003	7,203	90,359	483,764
Capital expenditures	71,507	8,978	3,681	2,833	32,915	119,914
Purchases of salon assets	81,823	4,556	62,740	6,362	—	155,481

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended June 30, 2005
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,270,444	$139,629	$31,848	$24,415	$—	$1,466,336
Product	563,529	51,143	2,063	31,685	—	648,420
Royalties and fees	40,238	36,012	—	3,288	—	79,538
	1,874,211	226,784	33,911	59,388	—	2,194,294
Operating expenses:
Cost of service	737,045	74,344	11,535	13,525	—	836,449
Cost of product	293,336	30,745	1,288	10,267	—	335,636
Site operating expenses	166,680	9,750	4,319	2,307	—	183,056
General and administrative	99,210	42,357	5,097	12,712	100,831	260,207
Rent	262,818	41,523	2,943	3,242	458	310,984
Depreciation and amortization	67,042	7,879	1,263	5,071	10,498	91,753
Goodwill impairment	—	38,319	—	—	—	38,319
Total operating expenses	1,626,131	244,917	26,445	47,124	111,787	2,056,404
Operating income (loss)	248,080	(18,133)	7,466	12,264	(111,787)	137,890
Other income (expense):
Interest	—	—	—	—	(24,385)	(24,385)
Other, net	—	—	—	—	2,952	2,952
Income (loss) before income taxes	$248,080	$(18,133)	$7,466	$12,264	$(133,220)	$116,457
Total assets	$949,149	$180,375	$72,357	$248,024	$276,071	$1,725,976
Long-lived assets	322,581	27,477	9,066	6,801	69,399	435,324
Capital expenditures	73,831	6,895	857	1,750	17,764	101,097
Purchases of salon assets	103,022	3,018	18,107	211,233	—	335,380

Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30,
	2007		2006		2005
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	$2,252,491	$439,650	$2,102,063	$432,377	$1,870,226	$388,964
Other countries	374,097	54,435	328,801	51,387	324,068	46,360
Total	$2,626,588	$494,085	$2,430,864	$483,764	$2,194,294	$435,324

12.          SUBSEQUENT EVENTS:

On July 12, 2007, the Company refinanced its $350.0 million revolving credit facility. Among other changes, this amendment extended the credit facility’s expiration date to July 2012, reduced the interest rate on borrowings under the credit facility and modified certain financial covenants. The Company utilizes its revolving credit facility to fund loans and acquisitions, share repurchases and corporate working capital needs.

On August 1, 2007, the Company closed on its transaction with Empire Beauty School Inc. (Empire) pursuant to a Contribution Agreement entered into with Empire on April 18, 2007. Effective August 1, 2007, the Company and Empire each contributed cosmetology schools into a newly formed company, the Empire Education Group, Inc. Empire’s management team will operate and manage the combined business. The Company’s investment in Empire Education Group, Inc. will be accounted for under the equity method. The cosmetology schools contributed by the Company comprised substantially all of the Company’s beauty schools segment (see Note 11).

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2007
Revenues	$639,243	$656,990	$655,035	$675,320	$2,626,588
Gross margin, including site depreciation	262,460	269,368	269,096	278,619	1,079,543
Operating income(a)	44,016	47,260	23,267	50,070	164,613
Net income	23,093	26,874	5,328	27,875	83,170
Net income per basic share	0.51	0.60	0.12	0.63	1.86
Net income per diluted share	0.50	0.59	0.12	0.61	1.82
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

	Quarter Ended				Year
	September 30	December 31	March 31	June 30	Ended
	(Dollars in thousands, except per share amounts)
2006
Revenues	$584,229	$606,623	$604,047	$635,965	$2,430,864
Gross margin, including site depreciation	238,926	248,112	242,598	257,320	986,956
Operating income	41,320	50,234	36,992	75,945	204,491
Net income	22,159	27,310	18,594	41,515	109,578
Net income per basic share	0.49	0.61	0.41	0.92	2.43
Net income per diluted share	0.48	0.59	0.40	0.89	2.36
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2007 operating and net income.

(a)           An adjustment of $7.5 million ($4.7 million net of tax) was recorded in the fourth quarter ended June 30, 2007 related to the Company’s self-insurance accruals, primarily prior years’ workers’ compensation claims reserves, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended June 30, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control over Financial Reporting

In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company’s internal control over financial reporting was effective as of June 30, 2007. In addition, PricewaterhouseCoopers LLP, the Company’s independent registered public accounting firm, provided a report on the Company’s effectiveness of internal control over financial reporting. The full text of management’s report and PricewaterhouseCooper’s report appears on pages 67 through 69 herein.

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

PART III

Item 10.                 Directors, Executive Officers and Corporate Governance

Information regarding the Directors of the Company and Exchange Act Section 16(a) filings is included in the sections titled “Election of Directors”, Committees of the Board and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s 2007 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company’s executive officers is included under “Executive Officers” in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company’s audit committee and audit committee financial expert, as well nominating committee functions, is included in the section titled “Committees of the Board” and shareholder communications with directors is included in the section titled “Communications with the Board” of the Company’s 2007 Proxy Statement, and is incorporated herein by reference.

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

Item 11.                 Executive Compensation

Executive compensation included in the section titled “Executive Compensation” and “Director Compensation” of the Company’s 2007 Proxy Statement, is incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management in the section titled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s 2007 Proxy Statement is incorporated herein by reference.

The following table provides information about the Company’s common stock that may be issued under all of the Company’s stock-based compensation plans in effect as of June 30, 2007.

	Number of Securitiesto be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column(a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,808,191	$26.40	1,883,544 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,808,191	$26.40	1,883,544

(1)   Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan as well as shares granted through stock appreciation rights and restricted stock units under the 2004 Long Term Incentive Plan. Information regarding the stock-based compensation plans is included in Notes 1 and 9 to the Consolidated Financial Statements.

(2)   The Company’s 2004 Long Term Incentive Plan (2004 Plan) provides for the issuance of a maximum of 2,500,000 shares of the Company’s common stock through stock options, stock appreciation rights, restricted stock, or restricted stock units. As of June 30, 2007, 473,700 unvested restricted stock units and shares were outstanding under the 2004 Plan, which are not reflected in this table. However, the remaining 1,747,950 common shares available for grant under the 2004 Plan (which are available for grant as restricted stock, as well as stock options or stock appreciation rights) are included in the number of securities remaining available for future issuance under equity compensation plans as disclosed in this table.

Item 13.                 Certain Relationships and Related Transactions

Information regarding certain relationships and related transactions is included in the section titled “Certain Relationships and Related Transactions” of the Company’s 2007 Proxy Statement, and is incorporated herein by reference.

Item 14.                 Principal Accounting Fees and Services

A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled “Independent Registered Public Accounting Firm” of the Company’s 2007 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)   (1).   All financial statements:

Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(2).   Financial statement schedules:

Schedule II—Valuation and Qualifying Accounts as of June 30, 2007, 2006 and 2005.

All other schedules are inapplicable to the Company, or equivalent information has been included in the Consolidated Financial Statements or the notes thereto, and have therefore been excluded.

(b)          Exhibits:

The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number/Description

2(a)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Report on Form 8-K filed on April 24, 2007.)
2(b)

Purchase Agreement, dated November 13, 2004, between the Company and Hair Club Group Inc. (Incorporated by reference to Exhibit 2 of the Company’s Report on Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.)

3(a)

Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company’s Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)

3(b)	By-Laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Report on Form 8-K filed on October 31, 2006.)
3(c)

Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company (attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company’s Registration Statement on Form 8-A12B filed on December 26, 2006.)

4(a)	Shareholder Rights Agreement dated December 23, 1996 (Incorporated by reference to Exhibit 4 of the Company’s Report on Form 8-A12G filed on February 4, 1997.)
4(b)

Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Rights Certificate attached as Exhibit B to the Rights Agreement (incorporated by reference to Exhibits 1 and 3 of the Company’s Registration Statement on Form 8-A12B, filed on December 26, 2006).

10(a)(*)	Form of Employment and Deferred Compensation Agreement between the Company and certain executive officers.
10(b)(*)	Schedule of omitted split-dollar insurance policies. (Filed as Exhibit 10(h) to the Company’s Registration Statement on Form S-1 (Reg. No. 40142) and incorporated herein by reference.)

10(c)(*)	Regis Corporation Executive Retirement Savings Plan and Trust Agreement dated March 1, 2007 between the Company and Fidelity Management Trust Company, as Trustee.
10(d)(*)

Survivor benefit agreement dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company’s Report on Form 10-K dated September 28, 1994, for the year ended June 30, 1994.)

10(e)(*)

Compensation and Non-Competition Agreement dated May 7, 1997, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(z) of the Company’s Report on Form 10-K filed on September 24, 1997, for the year ended June 30, 1997.)

10(f)(*)	Second Amendment dated February 9, 2000, to Compensation and Non-Competition Agreement dated May 7, 1997, between the Company and Myron Kunin.
10(g)

Series G Senior Note dated July 10, 1998, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(jj) of the Company’s Report on Form 10-K filed on September 17, 1998, for the year ended June 30, 1998.)

10(h)

Amended and Restated Private Shelf Agreement dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)

10(i)

Term Note I-1 agreement dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)

10(j)

Note Purchase Agreement dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company’s Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(k)

Series A Senior Note dated March 1, 2002, between the Company and purchasers listed in Schedule A attached to Note Purchase Agreement. (Incorporated by reference to Exhibit 10(bb) of the Company’s Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(l)

Series B Senior Note dated March 1, 2002, between the Company and purchasers listed in Schedule A attached to Note Purchase Agreement. (Incorporated by reference to Exhibit 10(cc) of the Company’s Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(m)

Series J Senior Notes dated June 9, 2003, between the Company and purchasers listed in the Purchasers Schedule attached thereto. (Incorporated by reference to Exhibit 10(dd) of the Company’s Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)

10(n)

Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company’s Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)

10(o)(*)

2004 Long Term Incentive Plan (Draft) dated August 4, 2002. (Incorporated by reference to Exhibit 10(ff) of the Company’s Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)

10(p)(*)	Exhibit A Amendment to 2004 Long-Term Incentive Plan effective March 8, 2007.
10(q)	Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company’s Report on Form 8-K filed on May 6, 2005.)
10(r)

Third Amended and Restated Credit Agreement dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent and the Other Financial Institutions Party Hereto Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company’s Report on Form 8-K filed April 12, 2005.)

10(s)

Master Note Purchase Agreement dated March 15, 2005, between the Company and the purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 99.2 of the Company’s Report on Form 8-K filed April 12, 2005.)

10(t)

First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company’s Report on Form 8-K filed April 12, 2005.)

10(u)(*)	Short Term Incentive Compensation Plan. (Incorporated by reference to Exhibit 10(ll) of the Company’s Report on Form 10-K filed on September 9, 2005, for the year ended June 30, 2005.)
10(v)(*)

Employment Agreement, dated February 8, 2007, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q filed on February 9, 2007, for the quarter ended December 31, 2006.)

10(w)(*)

Employment Agreement, dated May 9, 2007, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10 of the Company’s Report on Form 10-Q filed on May 10, 2007, for the quarter ended March 31, 2007.)

10(x)	Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on April 24, 2007.)
10(y)(*)

Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on July 5, 2007.)

10(z)(*)

Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated June 29, 2007, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on July 5, 2007.)

23	Consent of PricewaterhouseCoopers LLP.
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)          Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION
By	/s/ PAUL D. FINKELSTEIN
Paul D. Finkelstein,
Chairman of the Board of Directors, President and Chief Executive Officer
By	/s/ RANDY L. PEARCE
Randy L. Pearce,
Senior Executive Vice President, Chief Financial and Administrative Officer (Principal Financial and Accounting Officer)
DATE: August 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN	Date: August 29, 2007
Paul D. Finkelstein, Chairman of the Board of Directors
/s/ MYRON KUNIN	Date: August 29, 2007
Myron Kunin, Vice Chairman of the Board of Directors
/s/ DAVID B. KUNIN	Date: August 29, 2007
David B. Kunin, Director
/s/ ROLF BJELLAND	Date: August 29, 2007
Rolf Bjelland, Director
/s/ VAN ZANDT HAWN	Date: August 29, 2007
Van Zandt Hawn, Director
/s/ SUSAN S. HOYT	Date: August 29, 2007
Susan S. Hoyt, Director
/s/ THOMAS L. GREGORY	Date: August 29, 2007
Thomas L. Gregory, Director

REGIS CORPORATION
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
as of June 30, 2007, 2006 and 2005
(dollars in thousands)

	Balance at	Charged to	Charged			Balance at
	beginning	costs and	to Other			end of
Description	of period	expenses	Accounts	Deductions		period
Valuation Account, Allowance for doubtful accounts
June 30, 2007	$6,205	$6,763	$776 (1)	$7,345	(2)	$6,399
June 30, 2006	3,464	5,238	92 (1)	2,589	(2)	6,205
June 30, 2005	2,841	456	483 (3)	316	(2)	3,464

(1)          Other, primarily the effect of foreign currency exchange rate fluctuations.

(2)          Represents primarily the write off of uncollectible receivables.

(3)          Related to the acquisition of receivables.