Form 10-Q
period 2007-09-30
REGIS CORP
filed 2007-11-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 5, 2007:

Common Stock, $0.05 par value	44,076,937
Class	Number of Shares

REGIS CORPORATION

INDEX

Part I.	Financial Information UNAUDITED

	Item 1.	Condensed Consolidated Financial Information:

Condensed Consolidated Balance Sheet as of September 30, 2007 and June 30, 2007

Condensed Consolidated Statement of Operations for the three months ended September 30, 2007 and 2006

Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2007 and 2006

Notes to Condensed Consolidated Financial Information

Review Report of Independent Registered Public Accounting Firm

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 1A.	Risk Factors

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 6.	Exhibits

Signature

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of September 30, 2007 and June 30, 2007

(Dollars in thousands, except per share data)

	September 30, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$145,229	$184,785
Receivables, net	48,492	67,773
Inventories	213,860	196,582
Deferred income taxes	10,607	18,775
Other current assets	69,020	57,149
Total current assets	487,208	525,064

Property and equipment, net	485,086	494,085
Goodwill	814,869	812,383
Other intangibles, net	188,206	213,452
Investment in affiliates	95,174	20,213
Other assets	95,214	66,917

Total assets	$2,165,757	$2,132,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$188,863	$223,352
Accounts payable	81,271	74,532
Accrued expenses	211,900	240,748
Total current liabilities	482,034	538,632

Long-term debt and capital lease obligations	529,807	485,879
Other noncurrent liabilities	213,444	194,295
Total liabilities	1,225,285	1,218,806

Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 44,175,959 and 44,164,645 common shares at September 30, 2007 and June 30, 2007, respectively	2,209	2,209
Additional paid-in capital	180,170	178,029
Accumulated other comprehensive income	88,732	78,278
Retained earnings	669,361	654,792

Total shareholders’ equity	940,472	913,308

Total liabilities and shareholders’ equity	$2,165,757	$2,132,114

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended September 30, 2007 and 2006

(In thousands, except per share data)

	2007	2006
Revenues:
Service	$459,718	$434,552
Product	186,782	184,925
Royalties and fees	21,025	19,766
	667,525	639,243

Operating expenses:
Cost of service	263,060	245,525
Cost of product	94,077	94,229
Site operating expenses	53,685	55,806
General and administrative	86,352	77,953
Rent	97,763	92,172
Depreciation and amortization	31,582	29,542
Total operating expenses	626,519	595,227

Operating income	41,006	44,016

Other income (expense):
Interest	(10,578)	(9,838)
Other, net	2,155	811

Income before income taxes and equity in income (loss) of affiliated companies	32,583	34,989

Income taxes	(11,650)	(11,896)
Equity in income (loss) of affiliated companies, net of income taxes	(334)	—

Net income	$20,599	$23,093

Net income per share:
Basic	$0.47	$0.51
Diluted	$0.46	$0.50

Weighted average common and common equivalent shares outstanding:
Basic	43,906	45,044
Diluted	44,579	46,132

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the three months ended September 30, 2007 and 2006

(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$20,599	$23,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,522	26,553
Amortization	3,060	2,989
Equity in (income) loss of affiliated companies	334	—
Deferred income taxes	1,640	5,039
Excess tax benefits from stock-based compensation plans	(1)	(1,170)
Stock-based compensation	1,591	1,146
Other noncash items affecting earnings	(35)	187
Changes in operating assets and liabilities:
Receivables	(1,981)	(10,906)
Inventories	(16,654)	(11,875)
Other current assets	(12,607)	(10,196)
Other assets	(2,707)	(1,404)
Accounts payable	(1,601)	10,562
Accrued expenses	1,125	(6,933)
Other noncurrent liabilities	3,289	4,485
Net cash provided by operating activities	24,574	31,570

Cash flows from investing activities:
Capital expenditures	(22,389)	(23,929)
Proceeds from sale of assets	10	118
Asset acquisitions, net of cash acquired and certain obligations assumed	(35,475)	(22,767)
Disbursements for loans and investments	(14,500)	(7,250)
Cash portion of beauty school assets contributed	(7,254)	—
Net investment hedge settlement	—	(8,897)
Net cash used in investing activities	(79,608)	(62,725)

Cash flows from financing activities:
Borrowings on revolving credit facilities	2,337,600	1,211,806
Payments on revolving credit facilities	(2,368,000)	(1,149,000)
Proceeds from issuance of long-term debt	50,000	25,000
Repayments of long-term debt and capital lease obligations	(13,424)	(25,458)
Excess tax benefits from stock-based compensation plans	1	1,170
Other, primarily increase in negative book cash balances	5,090	1,177
Repurchase of common stock	—	(25,057)
Proceeds from issuance of common stock	698	3,857
Dividends paid	(1,767)	(1,840)
Net cash provided by financing activities	10,198	41,655

Effect of exchange rate changes on cash and cash equivalents	5,280	963

(Decrease) increase in cash and cash equivalents	(39,556)	11,463

Cash and cash equivalents:
Beginning of period	184,785	135,397
End of period	$145,229	$146,860

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION

(Unaudited)

1.                 BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of September 30, 2007 and for the three months ended September 30, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2007 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2007 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Information should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2007 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

With respect to the unaudited condensed consolidated financial information of the Company as of September 30, 2007 and for the three month periods ended September 30, 2007 and 2006 included in this Form 10-Q, PricewaterhouseCoopers LLP, an independent registered public accounting firm, reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate report dated November 9, 2007 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact the Company’s usage rates estimates. These factors include mix of service sales, discounting and special promotions. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

Stock-Based Employee Compensation:

Stock-based compensation awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock and restricted stock units (RSUs). The stock-based awards, other than the RSUs, expire within ten years from the grant date. The Company utilizes an option-pricing model to estimate the fair value of options at their grant date. Compensation expense for its stock-based compensation awards, other than RSUs, is generally recognized on a straight-line basis over the five-year vesting period. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The Company’s primary employee stock-based compensation grant occurs during the fiscal fourth quarter.

Total compensation expense related to share-based compensation plans was $1.6 million and $1.1 million for the three months ended September 30, 2007 and 2006, respectively. A summary of outstanding and exercisable options as of September 30, 2007, and changes during the three months ended September 30, 2007 is presented below:

Summary of Options	Shares	Weighted-Average Exercise Price
	(In thousands)

Outstanding at June 30, 2007	2,193	$22.97
Granted	—	—
Exercised	(29)	24.42
Forfeited or expired	(39)	33.02
Outstanding at September 30, 2007	2,125	22.65
Exercisable at September 30, 2007	1,740	$19.59

An additional 366,234 shares are expected to vest with a $36.42 weighted average exercise price and a weighted average remaining contractual life of 8.2 years. The total intrinsic value of options exercised during the three months ended September 30, 2007 and 2006, was $0.3 and $4.9 million, respectively.

A summary of the nonvested restricted stock shares, RSUs and SARs outstanding as of September 30, 2007 and changes during the three months ended September 30, 2007 is presented below:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Balance, June 30, 2007	473,700	$38.36	400,300	$37.53
Granted	—	—	—	—
Forfeited	(11,150)	37.73	(9,950)	38.61
Vested/Exercised	(301)	36.20	—	—
Balance, September 30, 2007	462,249	$37.83	390,350	$38.24

The total unrecognized compensation cost related to nonvested stock-based compensation arrangements was $23.5 million at September 30, 2007 and the related weighted average period over which it is expected to be recognized is approximately 3.7 years.

Recent Accounting Pronouncements:

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertain tax positions in accordance with FASB Statement No. 109, Accounting for Income Taxes. For each tax position the company is required to recognize in its financial statements the largest tax benefit that is “more-likely-than-not” to be sustained on audit based solely on the technical merits of the position as of the reporting date. FIN 48 also provides guidance on new disclosure requirements, reporting and accrual of interest and penalties, accounting in interim periods, and transition. The Company adopted FIN 48 effective July 1, 2007 with the cumulative effect of initially applying FIN 48 recorded as a decrease to opening retained earnings of $4.2 million. See Note 8 for additional information on this adoption.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company plans to adopt SFAS No. 159 at the beginning of fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159 on its Consolidated Financial Statements.

In September 2006, the Emerging Issues Task Force (EITF) ratified Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. EITF No. 06-4 addresses whether or not an employer needs to recognize a liability for future benefits based on the agreement with the employee under the endorsement split-dollar life insurance arrangement. It focuses exclusively on endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. The Issue does not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer. The EITF will be effective for fiscal years beginning after December 15, 2007 (i.e., fiscal year 2009). The Company is currently evaluating the impact of EITF No. 06-4 on its Consolidated Financial Statements and does not expect its application to have a material impact on the Company’s Consolidated Financial Statements.

In September 2006, the EITF ratified Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. The EITF attempts to clarify items (in addition to the cash surrender value) which should be considered in arriving at the amount that could be realized under the insurance contract including the contractual limitation on the ability to surrender policies. The Company’s adoption of EITF No. 06-5 on July 1, 2007 did not have a material impact on the Company’s Consolidated Financial Statements.

2.                 SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The increase in additional paid-in capital during the three months ended September 30, 2007 was due to the following:

(Dollars in thousands)
Balance, June 30, 2007	$178,029
Exercise of stock options	698
Tax benefit realized upon exercise of stock options	89
Stock-based compensation	1,591
FIN 48 Adjustment	(237)
Balance, September 30, 2007	$180,170

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2007 and 2006 was as follows:

	For the Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Net income	$20,599	$23,093
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1,741)	(1,046)
Change in cumulative foreign currency translation, net of taxes	12,195	4,268

Total comprehensive income	$31,053	$26,315

3.                 NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2007	2006
	(Shares in thousands)
Weighted average shares for basic earnings per share	43,906	45,044
Effect of dilutive securities:
Dilutive effect of stock-based compensation	591	1,024
Contingent shares issuable under contingent stock agreements (see Note 5)	82	64
Weighted average shares for diluted earnings per share	44,579	46,132
Anti-dilutive stock-based compensation shares excluded from the above computations:
Stock options, SARs, restricted stock and RSUs	1,218	675

Restricted stock awards, including restricted stock units, of 462,249 and 187,445 shares as of September 30, 2007 and 2006, respectively, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.                 GOODWILL AND OTHER INTANGIBLES:

The table below contains detail related to the Company’s recorded goodwill as of September 30, 2007 and June 30, 2007:

	Salons		Beauty	Hair Restoration
	North America	International	Schools(1)	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2007	$570,161	$46,487	$60,934	$134,801	$812,383
Goodwill acquired	18,307	6,958	—	1,423	26,688
Impact of contribution of certain beauty schools(1)	13,829	13,071	(60,960)	—	(34,060)
Adjustment related to adoption of FIN 48	—	—	—	6,094	6,094
Translation rate adjustments	2,496	1,242	26	—	3,764
Balance at September 30, 2007	$604,793	$67,758	$—	$142,318	$814,869

(1)          On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations.

Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on the Company’s best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Where available and as appropriate, comparative market multiples are used to corroborate the results of the present value method. The Company considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides. The Company’s policy is to perform its annual goodwill impairment test during its fiscal third quarter of each fiscal year ending June 30.

Upon adoption of FIN 48 the Company recorded a $6.1 million adjustment to goodwill to account for preacquisition tax positions at the Company’s hair restoration centers segment.

The table below presents other intangible assets as of September 30, 2007 and June 30, 2007:

	September 30, 2007			June 30, 2007
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$109,626	$(10,579)	$99,047	$112,999	$(10,193)	$102,806
Customer list	49,044	(14,844)	34,200	48,744	(9,970)	38,774
Franchise agreements	31,224	(8,141)	23,083	27,149	(7,538)	19,611
Reacquired franchise rights	145	(1)	144	—	—	—
Product license agreements	17,788	(3,239)	14,549	16,946	(2,944)	14,002
School-related licenses	—	—	—	25,428	(1,247)	24,181
Non-compete agreements	728	(597)	131	691	(644)	47
Other	21,368	(4,316)	17,052	21,661	(7,630)	14,031
	$229,923	$(41,717)	$188,206	$253,618	$(40,166)	$213,452

(1)          Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

All intangible assets have been assigned an estimated finite useful life and are amortized over the number of years that approximate their respective useful lives (ranging from one to 40 years). The cost of intangible assets is amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average
Amortization Period
(In years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	21
Reacquired franchise rights	1
Product license agreements	30
Non-compete agreements	6
Other	19
Total	28

Total amortization expense related to amortizable intangible assets was approximately $2.9 and $2.8 million during the three months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2008 (Remainder: nine-month period)	$8,664
2009	11,996
2010	11,735
2011	11,525
2012	11,310

5.                 ACQUISITIONS, LOANS AND INVESTMENTS:

Acquisitions

During the three months ended September 30, 2007 and 2006, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2007 and 2006 and the allocation of the purchase prices were as follows:

	For the Three Months Ended September 30,
Allocation of Purchase Prices	2007	2006
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$35,475	$22,767
Liabilities assumed	281	—
	$35,756	$22,767
Allocation of the purchase price:
Current assets	$1,589	$1,969
Property and equipment	4,547	2,992
Goodwill	26,688	15,811
Identifiable intangible assets	4,324	2,119
Other long-term assets	1,621	—
Net deferred income tax asset	—	607
Current liabilities	—	(79)
Long-term debt assumed	—	(652)
Accounts payable and accrued expenses	(2,970)	—
Other non-current liabilities	(43)	—
	$35,756	$22,767

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At September 30, 2007, one contingency of this type exists, which expires in March of 2008. Based on the September 30, 2007 market price, the Company would be required to provide an additional 81,514 shares with an aggregate market value on that date of $2.6 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired September 30, 2007. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as Hair Club and our remaining beauty schools, is not deductible for tax purposes due to the acquisition structure of the transaction.

During the three months ended September 30, 2007 and 2006, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Loans and Investments

On August 1, 2007, the Company contributed its 51 wholly owned accredited cosmetology schools to Empire Education Group, Inc., in exchange for a 49.0 percent minority interest in Empire Education Group, Inc. The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in Empire Education Group, Inc., resulting in no gain or loss on the date of contribution. The Company’s investment in Empire Education Group, Inc. is accounted for under the equity method of accounting. Subsequent to August 1, 2007, the Company completed $14.5 million of loans and advances to Empire Education Group, Inc., which are outstanding as of September 30, 2007. The Company recorded $0.2 million in income related to these loans and advances during the three months ended September 30, 2007. During the three months ended September 30, 2007, the Company recorded less than $0.1 million of equity earnings, including amortization expense for the cost over the underlying net assets of Empire Education Group, Inc.

The Company holds exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for an aggregate amount of $11.3 million. The exchangeable notes are accounted for under the cost method. A portion of the notes are exchangeable for approximately 14.8 percent of the outstanding shares of Beauty Takashi Co. Ltd., a subsidiary of Yamano Holdings. In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into a business collaboration agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

The Company holds a 50.0 percent interest in Intelligent Nutrients, LLC. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair-care and personal care products is in development and is expected to be available in the spring of calendar year 2008. These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. During the three months ended September 30, 2007 the Company recorded a loss of $0.4 million net of $0.1 million of tax benefit related to this equity investment.

The Company holds a 19.9 percent interest in the voting common stock of a privately held entity. The investment is accounted for under the equity method. As of September 30, 2007 and June 30, 2007 the Company also had $10.0 million of long-term notes receivable under a credit agreement with the majority corporate investor in this privately held entity. During the three months ended September 30, 2007, the Company recorded a loss of $0.1 million related to this equity investment.

The Company holds an interest of less than 20 percent in the preferred stock of a privately held entity, Cool Cuts 4 Kids, Inc. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss within Other, net in the Consolidated Statement of Operations for the full carrying value. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

6.                 LITIGATION:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot be presently determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

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

During the three months ended September 30, 2007, the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments.  The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

8.                 INCOME TAXES:

The reported effective tax rate for the three months ended September 30, 2007 and 2006 was 35.8 percent and 34.0 percent, respectively. The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	For the Three Months Ended September 30,
Tax Rate Reconciliation	2007	2006
U.S. statutory tax rate	35.0%	35.0%
Adjustments resulting from:
State income taxes, net of federal income tax benefit	3.8	2.4
Benefit from tax ruling	—	(1.8)
Foreign income taxes at other than U.S. rates	(2.5)	(2.1)
Work Opportunity Tax Credits and jobs tax credits, net	(1.8)	—
Other, net	1.3	0.5
Effective income tax rate	35.8%	34.0%

The Company adopted the provisions of FIN 48 effective July 1, 2007.  As a result of adoption, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties, which was accounted for through the following accounts:

Impact of FIN 48	For The Three Months Ended September 30, 2007
(Dollars in thousands)
Deferred income taxes	$10,128
Goodwill	6,094
Additional paid-in capital	237
Retained earnings	4,201
Total increase	$20,660

On July 1, 2007, the Company had gross unrecognized tax benefits of $22.5 million, of which $6.5 million would affect the effective tax rate if recognized.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in its financial statements.  As of the adoption date, the Company had accrued interest and penalties related to unrecognized tax benefits of $7.2 million.  This amount is not included in the gross unrecognized tax benefits noted above.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and a number of countries in continental Europe as well as states, cities, and provinces within these jurisdictions. With few exceptions, tax years prior to June 30, 2003 are closed to audit.  The Company, or its subsidiaries, is currently under audit by a number of states as well as Canada and the United Kingdom, and it is reasonably certain that some or all of these audits might be resolved within the next twelve months. Resolution of these audits could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective rate.  The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months. Between July 1, 2007 and September 30, 2007, there were no material changes to the Company’s gross liability for unrecognized tax benefits.

9.                 SEGMENT INFORMATION:

As of September 30, 2007, the company-owned, franchised or held ownership interests in over 12,500 worldwide locations. The Company’s locations consisted of 9,923 North American salons (located in the United States, Canada and Puerto Rico), 2,095 international salons, 90 hair restoration centers and approximately 476 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s hair restoration centers are located in the United States and Canada.

On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

Based on the way the Company manages its business, it has reported its North American salons, international salons and hair restoration centers as three separate reportable operating segments.

Financial information for the Company’s reporting segments is shown in the following tables:

Assets by Segment	September 30, 2007	June 30, 2007
	(Dollars in thousands)
North American salons	$1,234,861	$1,070,776
International salons	243,669	210,629
Beauty schools	—	163,818
Hair restoration centers	273,017	262,295
Unallocated corporate	414,210	424,596
Consolidated	$2,165,757	$2,132,114

	For the Three Months Ended September 30, 2007(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$407,139	$38,429	$14,150	$—	$459,718
Product	154,833	15,293	16,656	—	186,782
Royalties and fees	10,149	9,559	1,317	—	21,025
	572,121	63,281	32,123	—	667,525
Operating expenses:
Cost of service	234,888	20,421	7,751	—	263,060
Cost of product	80,633	8,611	4,833	—	94,077
Site operating expenses	49,208	3,207	1,270	—	53,685
General and administrative	32,994	11,814	7,159	34,385	86,352
Rent	82,996	12,629	1,657	481	97,763
Depreciation and amortization	21,895	2,459	2,497	4,731	31,582
Total operating expenses	502,614	59,141	25,167	39,597	626,519

Operating income (loss)	69,507	4,140	6,956	(39,597)	41,006

Other income (expense):
Interest	—	—	—	(10,578)	(10,578)
Other, net	—	—	—	2,155	2,155
Income (loss) before income taxes	$69,507	$4,140	$6,956	$(48,020)	$32,583

(1)          On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

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

10.          SUBSEQUENT EVENTS:

On October 12, 2007, the Company entered into a business combination agreement combining the Company’s European retail hair salon operations with the retail salon businesses operated in Europe by the Franck Provost group. The Company will hold a 30.0 percent interest in the combined business resulting from the transaction and individual members of the Franck Provost family and related legal entities and Artal Services N.V. will collectively hold the remaining 70.0 percent interest in the combined business. The Company will contribute to the combined business the shares of each of its European operating subsidiaries, other than the Company’s operating subsidiaries in the United Kingdom and Germany. The salons to be contributed represent approximately 23.0 percent of the international salon revenues. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis DavidTM and Saint AlgueTM brands.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2007 and the related condensed consolidated statements of operations and of cash flows for each of the three month periods ended September 30, 2007 and 2006. This interim financial information is the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the Condensed Consolidated financial statements, Regis Corporation changed the manner in which it accounts for unrecognized income tax benefits effective July 1, 2007.

We previously audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2007, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2007, we expressed an unqualified opinion on those financial statements (our opinion contained an explanatory paragraph stating that the Company changed the manner in which it accounts for defined benefit arrangements effective June 30, 2007). In our opinion, the accompanying consolidated balance sheet information as of June 30, 2007, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (NYSE: RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of September 30, 2007, we owned, franchised or held ownership interests in over 12,500 worldwide locations. Our locations consisted of 12,018 system wide North American and international salons, 90 hair restoration centers and approximately 476 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,923 salons, including 2,169 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,095 salons, including 1,584 franchise salons, located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Hair Club for Men and Women includes 90 North American locations, including 40 franchise locations. During the three months ended September 30, 2007, we had approximately 62,500 corporate employees worldwide.

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

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2008 consolidated same-store sales increase to be 0.5 to 2.5 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to September 30, 2007, we acquired 7,675 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Beauty School Business

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. We own a 49.0 percent minority interest in Empire Education Group, Inc. (Empire). Our investment in Empire is accounted for under the equity method. This transaction leverages Empire’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. We expect the integration of the Regis schools into Empire Education Group, Inc. to take several months and that there will be significant integration costs. Once the integration is complete, we expect to share in significant synergies and operating improvements. The combined Empire Education Group, Inc. owns 87 accredited cosmetology schools with revenues of approximately $130 million annually and is overseen by the Empire management team. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2007 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2007 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2007.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

•                      Revenues increased 4.4 percent to $667.5 million and consolidated same-store sales increased 0.9 percent during the three months ended September 30, 2007.

•                     During the three months ended September 30, 2007, we acquired 91 corporate locations, including 59 franchise location buybacks, one of which was a hair restoration center. We built 85 corporate locations and closed or relocated 105 locations, including 51 beauty schools, for a net increase of 71 locations. Our franchisees constructed 57 locations, including two hair restoration centers, and acquired a franchisor of product - focused salons which operates 42 franchise locations. Our franchisees closed, sold back to us or relocated 89 locations, including three hair restoration centers, for a net increase of ten franchise locations during the three months ended September 30, 2007. As of September 30, 2007, we had 8,265 company-owned locations, 3,753 franchise locations and 90 hair restoration centers (50 company-owned and 40 franchise locations).

•                      Total debt as of September 30, 2007 was $718.7 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholder’s equity, was 43.3 percent.

•                     On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc. Our 49.0 percent minority interest in Empire Education Group, Inc. is accounted for under the equity method.

•                     The effective income tax rate of 35.8 percent was adversely affected by the adoption of FIN 48. The adoption of FIN 48 will cause our tax rate to fluctuate quarter-to-quarter, rather than being able to expense a constant annual rate.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of consolidated revenues, except as noted.

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2007	2006
Service revenues	68.9%	68.0%
Product revenues	28.0	28.9
Franchise royalties and fees	3.1	3.1
Operating expenses:
Cost of service (1)	57.2	56.5
Cost of product (2)	50.4	51.0
Site operating expenses	8.0	8.7
General and administrative	12.9	12.2
Rent	14.6	14.4
Depreciation and amortization	4.7	4.6

Operating income	6.1	6.9
Income before income taxes	4.9	5.5
Net income	3.1	3.6

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)           Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees,  hair restoration center revenues and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 4.4 percent to $667.5 million during the three months ended September 30, 2007 and 9.4 percent to $639.2 million during the three months ended September 30, 2006. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
North American salons:
Regis	$127,487	$122,275
MasterCuts	43,589	44,049
Trade Secret(1)	60,305	65,462
SmartStyle	122,103	111,290
Strip Center(1)	213,079	191,830
Other(3)	5,558	—
Total North American salons	572,121	534,906
International salons(1)	63,281	55,875
Beauty schools(3)	—	19,365
Hair restoration centers(1)	32,123	29,097
Consolidated revenues	$667,525	$639,243
Percent change from prior year	4.4%	9.4%
Salon same-store sales increase(2)	0.9%	(0.3)%

The percent changes in consolidated revenues during the three months ended September 30, 2007 and 2006, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2007	2006
Acquisitions (previous twelve months)	3.2%	5.6%
Organic growth	3.6	3.6
Foreign currency	1.0	0.7
Franchise revenues	0.1	—
Closed salons(3)	(3.5)	(0.5)
	4.4%	9.4%

(1)      Includes aggregate franchise royalties and fees of $21.0 and $19.8 million for the three months ended September 30, 2007 and 2006, respectively. North American salon franchise royalties and fees represented 48.3 and 49.6 percent of consolidated franchise revenues in the three months ended September 30, 2007 and 2006, respectively.

(2)          Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the corresponding prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

(3)      On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

We acquired 361 salons (including 115 franchise salon buybacks) and three hair restoration centers during the twelve months ended September 30, 2007. The organic growth was due to the construction of 376 company-owned salons during the twelve months ended September 30, 2007. We closed 307 salons (including 162 franchise salons) during the twelve months ended September 30, 2007.

During the three months ended September 30, 2007 and 2006, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

During the twelve months ended September 30, 2006, we acquired 325 salons (including 140 franchise salon buybacks) and 20 beauty schools during the twelve months ended September 30, 2006. The organic growth stemmed from the construction of 535 company-owned salons during the twelve months ended September 30, 2006. We closed 370 salons (including 194 franchise salons) during the twelve months ended September 30, 2006.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues for the three months ended September 30, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$459,718	$25,166	5.8%
2006	434,552	43,583	11.1

The growth in service revenues during the three months ended September 30, 2007 was driven primarily by acquisitions and new salon construction (a component of organic growth). Growth was negatively impacted as a result of the contribution of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007. Consolidated same-store service sales increased 2.3 percent during the three months ended September 30, 2007, as compared to an increase of 0.2 percent during the comparable prior period.

The growth in service revenues during the three months ended September 30, 2006 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 0.2 percent during the three months ended September 30, 2006 as compared to 1.3 percent during the comparable prior period. Same-store service sales continued to be modest due to a slight lengthening in customer visitation patterns stemming from a fashion trend towards longer hairstyles.

Product Revenues. Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Consolidated product revenues for the three months ended September 30, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$186,782	$1,857	1.0%
2006	184,925	11,173	6.4

The growth in product revenues during the three months ended September 30, 2007 was primarily due to acquisitions. Consolidated same-store product sales decreased 2.5 percent during the three months ended September 30, 2007, as compared to a decrease of
1.4 percent during the comparable prior period. Growth during the three months ended September 30, 2007 was not as robust as compared to the comparable prior period due to product diversion and increased appeal of mass retail hair care lines to the consumer.

The growth in product revenues during the three months ended September 30, 2006 was primarily due to acquisitions. Consolidated same-store product sales decreased 1.4 percent during the three months ended September 30, 2006, as compared to a decrease of
0.5 percent during the comparable prior period. Our decision to stop carrying the Nexxus product line beginning in January 2006 as the result of the manufacturer’s decision to sell these products to discount retailers contributed to the same-store product sales decrease.

Royalties and Fees. Consolidated franchise revenues, which include royalties and fees, for the three months ended September 30, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2007	$21,025	$1,259	6.4%
2006	19,766	258	1.3

Total franchise locations open at September 30, 2007 were 3,793, including 40 franchise hair restoration centers, as compared to 3,809, including 42 franchise hair restoration centers, at September 30, 2006. We purchased 115 of our franchise salons during the twelve months ended September 30, 2007, and acquired a franchisor of product - focused salons which operates 42 franchise locations, which drove the overall decrease in the number of franchise salons between periods. The increase in consolidated franchise revenues during the three months ended September 30, 2007 and 2006 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period, partially offset by a decreased number of franchise salons, as discussed above.

Total franchise locations open at September 30, 2006 were 3,809, including 42 franchise hair restoration centers, as compared to 3,893, including 49 franchise hair restoration centers, at September 30, 2005. We purchased 140 of our franchise salons during the twelve months ended September 30, 2006, which drove the overall decrease in the number of franchise salons between periods.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three months ended September 30, 2007 and 2006 was as follows:

	Gross	Margin as % of Service and	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$289,363	44.8%	$9,640	3.4%	(40)
2006	279,723	45.2	25,397	10.0	20

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation). Service margin for the three months ended September 30, 2007 and 2006 was as follows:

	Service	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$196,658	42.8%	$7,631	4.0%	(70)
2006	189,027	43.5	19,917	11.8	20

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in service margins as a percent of service revenues during the three months ended September 30, 2007 was primarily due to a reclassification change made during the quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. These retail-to-shop transfers amount to approximately $1.0 million each quarter. This reclassification accounted for 30 basis points of the total 70 basis point deterioration and had no impact on total gross margin. The deterioration was also due to the absence of the beauty school segment service revenue from consolidated service revenues (10 basis points), an increase in North America service payroll costs related to recent salon acquisitions (10 basis points) and an increase in international service costs (10 basis points).

The basis point improvement in service margins as a percent of service revenues during the three months ended September 30, 2006 was primarily due to the continued focus on management of salon payroll costs, as well as the unfavorable impact of compensation paid to employees impacted by the hurricanes in the comparable prior period’s service margin.

Product Margin (Excluding Depreciation). Product margin for the three months ended September 30, 2007 and 2006 was as follows:

	Product	Margin as % of Product	Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$92,705	49.6%	$2,009	2.2%	60
2006	90,696	49.0	5,480	6.4	—

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in product margins as a percent of product revenues during the three months ended September 30, 2007 was primarily due to a reclassification change made during the quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. These retail-to-shop transfers amount to approximately $1.0 million each quarter. This reclassification accounted for 70 basis points of the total 60 basis point improvement. The reclassification had no impact on total gross margin. The absence of the beauty school segment also improved product margins. These basis point improvements were partially offset by an increase in sales of lower margin items and negative payroll leverage.

Product margin as a percent of product revenues for the three months ended September 30, 2006 was consistent with the comparable prior period.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2007 and 2006 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$53,685	8.0%	$(2,121)	(3.8)%	(70)
2006	55,806	8.7	6,090	12.2	20

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2007 was due to the absence of the beauty school segment site operating expenses from consolidated site operating expenses and a reduction in workers’ compensation costs as a result of continued improvement of our safety and return-to-work programs over the recent years. The reduction in workers’ compensation costs contributed to 30 basis points of the total 70 basis point improvement.

The basis point deterioration in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2006 was primarily due to a favorable impact during the comparable period of prior fiscal year related to the timing of marketing expenses in our international salon segment.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions,

product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three months ended September 30, 2007 and 2006 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$86,352	12.9%	$8,399	10.8%	70
2006	77,953	12.2	3,886	5.2	(50)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2007 was primarily due to planned increases in salon-level collateral expenditures as well as increases in professional fees and promotional hair restoration advertising.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2006 was primarily due to certain items which had an unfavorable impact on the comparable prior period that did not recur during the three months ended September 30, 2006. These items included increased costs related to salon marketing expenses in the form of promotional materials, legal and accounting fees, supervisory travel expense, and severance expenses associated with our European franchise operations.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2007 and 2006, was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$97,763	14.6%	$5,591	6.1%	20
2006	92,172	14.4	9,337	11.3	20

(1)          Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in rent expense as a percent of consolidated revenues during the three months ended September 30, 2007 and 2006 was primarily due to negative leverage in this fixed cost category, as salon rents are increasing at a slightly faster rate than our overall same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2007 and 2006 was as follows:

		Expense as %
		of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$31,582	4.7%	$2,040	6.9%	10
2006	29,542	4.6	3,646	14.1	20

(1)          Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in D&A as a percent of consolidated revenues during the three months ended September 30, 2007 and 2006 was primarily due to D&A expense increasing at a faster rate than location same-store sales.

Interest

Interest expense for the three months ended September 30, 2007 and 2006 was as follows:

		Expense as% of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$10,578	1.6%	$740	7.5%	10
2006	9,838	1.5	1,574	19.0	10

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in interest expense as a percent of consolidated revenues during the three months ended September 30, 2007 and 2006 was primarily due to increased debt levels used to fund customary acquisitions and investments.

Equity in Income (Loss) of Affiliates

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., and other equity method investments, for the three months ended September 30, 2007 and 2006, was as follows:

	Equity in	Earnings as% of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Earnings	Revenues	Dollar	Percentage	Basis Point(1)
(Dollars in thousands)
2007	$(334)	(0.1)%	$(334)	(100.0)%	(10)
2006	—	—	—	—	—

(1)          Represents the basis point change in equity in income (loss) of affiliates as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

On August 1, 2007, we contributed all of our accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments. The majority of the loss for the three months ended September 30, 2007 relates to our investment in Intelligent Nutrients, LLC. See Note 5 to the Condensed Consolidated Financial Information for additional information.

Income Taxes

Our reported effective tax rate for the three months ended September 30, 2007 and 2006 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	Increase
2007	35.8%	180
2006	34.0	50

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in our overall effective tax rate during the three months ended September 30, 2007 was due to the favorable tax benefit related to a favorable ruling from the IRS we received during the three months ended September 30, 2006 which did not recur during the three months ended September 30, 2007. The favorable tax benefit had an impact on the tax rate of approximately 180 basis points for the three months ended September 30, 2006. The effective income tax rate during the three months ended September 30, 2007 of 35.8 percent was adversely affected by the adoption of FIN 48. The adoption of FIN 48 will cause the Company’s tax rate to fluctuate quarter-to-quarter, rather than being able to expense a constant annual rate. See Notes 1 and 8 to the Condensed Consolidated Financial Information for additional information on the adoption of FIN 48.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three months ended September 30, 2007 and 2006, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior period.

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Canadian dollar	$2,083	$1,995	$368	$346
British pound	3,476	1,753	145	34
Euro	1,217	666	170	127
Total	$6,776	$4,414	$683	$507

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. North American salon revenues for the three months ended September 30, 2007 and 2006 were as follows:

				Same-Store Sales
		Increase Over Prior Fiscal Year		Increase
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2007	$572,121	$37,215	7.0%	0.9%
2006	534,906	41,363	8.4	(0.2)

The percentage increases (decreases) during the three months ended September 30, 2007 and 2006 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2007	2006
Acquisitions (previous twelve months)	3.5%	4.9%
Organic growth	3.4	3.6
Foreign currency	0.4	0.4
Franchise revenues	0.1	—
Closed salons	(0.4)	(0.5)
	7.0%	8.4%

We acquired 327 North American salons during the twelve months ended September 30, 2007, including 111 franchise buybacks. The organic growth was due primarily to the construction of 353 company-owned salons in North America during the twelve months ended September 30, 2007. The organic growth was also due to a same-store service sales increase of 2.7 percent during the three months ended September 30, 2007 and beauty school segment revenues for the month ended July 31, 2007. The foreign currency impact during the three months ended September 30, 2007 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for the comparable prior period.

We acquired 310 North American salons during the twelve months ended September 30, 2006, including 138 franchise buybacks. The organic growth stemmed primarily from the construction of 499 company-owned salons in North America during the twelve months ended September 30, 2006, partially offset by North American salon same-store sales decreases. The foreign currency impact during the three months ended September 30, 2006 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for the comparable prior period.

North American Salon Operating Income. Operating income for the North American salons for the three months ended
September 30, 2007 and 2006 was as follows:

		Operating Income as % of
	Operating	Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$69,507	12.1%	$861	1.3%	(70)
2006	68,646	12.8	6,387	10.3	20

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2007 was primarily due to increased payroll costs related to recent acquisitions and increases in salon-level collateral expenditures, partially offset by a reduction in workers’ compensation costs as a result of continued improvement of our safety and return-to-work programs over the recent years.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2006 was primarily due to a reduction in salon marketing expenses and continued focus on management of salon payroll costs, as well as the impact on the three months ended September 30, 2005 of compensation paid to employees affected by the hurricanes. These improvements were partially offset by increases in certain fixed cost categories as a percent of revenues, such as rent and D&A, stemming from a same-store sales decrease of 0.2 percent in our North American salon business during the three months ended September 30, 2006.

International Salons

International Salon Revenues. International salon revenues for the three months ended September 30, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2007	$63,281	$7,406	13.3%	(3.8)%
2006	55,875	4,394	8.5	(1.1)

The percentage increases (decreases) during the three months ended September 30, 2007 and 2006 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2007	2006
Acquisitions (previous twelve months)	0.9%	2.4%
Organic growth	5.4	2.7
Foreign currency	8.1	4.5
Franchise revenues	0.2	(0.1)
Closed salons	(1.3)	(1.0)
	13.3%	8.5%

We acquired 34 international salons during the twelve months ended September 30, 2007, including four franchise buybacks. The organic growth was due primarily to the construction of 23 company-owned international salons during the twelve months ended September 30, 2007 and the inclusion of the four United Kingdom Vidal Sassoon schools, partially offset by a same-store sales decrease of 3.8 percent during the three months ended September 30, 2007. The foreign currency impact during the three months ended September 30, 2007 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the exchange rates for the comparable prior period.

We acquired 15 international salons during the twelve months ended September 30, 2006, including two franchise buybacks. The organic growth was due primarily to the construction of 36 company-owned international salons during the twelve months ended September 30, 2006, partially offset by a same-store sales decrease of 1.1 percent during the three months ended September 30, 2006. The foreign currency impact during the three months ended September 30, 2006 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the exchange rates for the comparable prior period.

International Salon Operating Income. Operating income for the international salons for the three months ended September 30, 2007 and 2006 was as follows:

		Operating Income as % of
	Operating	Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$4,140	6.5%	$(374)	(8.3)%	(160)
2006	4,514	8.1	1,271	39.2	180

(1)          Represents the basis point change in international salon operating income (loss) as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2007 was primarily due to the planned timing of franchise magazine advertising on the continent of Europe, partially offset by the migration to a new, lower-cost product distribution model in the United Kingdom which includes shipping product from our United States distribution centers to the United Kingdom.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2006 was primarily due to improved product margin rates due to supplying our company-owned salons in the United Kingdom with an increasing quantity of product purchased in the United States, thereby taking advantage of our global purchasing power. Additionally, same-store product sales increases of 4.6 percent during the three months ended September 30, 2006, along with the impact of higher severance and marketing expenses during the three months ended September 30, 2005, contributed to the improvement. Increased rent expense due to recent rent renewals in the United Kingdom partially offset these improvements.

Hair Restoration Centers

Hair Restoration Revenues. Hair restoration revenues for the three months ended September 30, 2007 and 2006 was as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2007	$32,123	$3,026	10.4%	8.2%
2006 (1)	29,097	3,114	12.0	—

(1)          We began calculating hair restoration center same-store sales in the third quarter of fiscal year 2007.

The percentage increase (decrease) during the three months ended September 30, 2007 and 2006 was due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2007	2006
Acquisitions (previous twelve months)	3.6%	8.5%
Organic growth	6.5	3.7
Franchise revenues	0.3	(0.2)
	10.4%	12.0%

We acquired three hair restoration centers during the twelve months ended September 30, 2007, including two franchise buybacks. The increase in hair restoration revenues was due to strong recurring and new customer revenues and increases in hair transplant management fees.

We acquired eight hair restoration centers during the twelve months ended September 30, 2006, including seven franchise buybacks. These franchise buybacks drove the decrease in franchise revenues. The increase in hair restoration revenues was due to strong recurring and new customer revenues.

Hair Restoration Operating Income. Operating income for our hair restoration centers for the three months ended September 30, 2007 and 2006 was as follows:

		Operating Income as % of	Increase Over Prior Fiscal Year
Periods Ended September 30,	Operating Income	Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2007	$6,956	21.7%	$1,021	17.2%	130
2006	5,935	20.4	645	12.2	—

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during the three months ended September 30, 2007 was due to strong recurring and new customer revenues and increases in hair transplant management fees, partially offset by advertising and marketing expenses.

Operating income of the hair restoration centers remained consistent as a percent of hair restoration revenues as compared to the comparable prior period.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point Increase (Decrease) (1)
September 30, 2007	43.3%	40
June 30, 2007	43.7	(200)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The basis point improvement in the debt to capitalization ratio as of September 30, 2007 as compared to June 30, 2007 was primarily due to increased equity levels related to earnings during the three months ended September 30, 2007 and increased accumulated other comprehensive income related to foreign currency translation. The basis point deterioration in the debt to capitalization ratio during the twelve months ended June 30, 2007 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2007.

Total assets at September 30, 2007 and June 30, 2007 were as follows:

	September 30, 2007	June 30, 2007	$ Increase Over Prior Period(1)	% Increase Over Prior Period(1)
	(Dollars in thousands)
Total Assets	$2,165,757	$2,132,114	$33,643	1.6%

Acquisitions, new salon construction (a component of organic growth), increases in inventory levels due to the seasonal build of inventory for the upcoming holidays, the $4.5 million note receivable and $10.0 million preferred stock with Empire Education Group, Inc. and the impact of the adoption of FIN 48 of $16.2 million were the primary uses of our earnings and borrowings which caused the increase in total assets as of September 30, 2007 compared to June 30, 2007.

Total shareholders’ equity at September 30, 2007 and June 30, 2007 was as follows:

	September 30, 2007	June 30, 2007	$ Increase Over Prior Period(1)	% Increase Over Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$940,472	$913,308	$27,164	3.0%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2007, equity increased primarily as a result of earnings during the three months ended September 30, 2007 and increased accumulated other comprehensive income related to foreign currency translation.

Cash Flows

Operating Activities

Net cash provided by operating activities was $24.6 and $31.6 million during the three months ended September 30, 2007 and 2006, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2007	2006
	(Dollars in thousands)
Net income	$20,599	$23,093
Depreciation and amortization	31,582	29,542
Deferred income taxes	1,640	5,039
Receivables	(1,981)	(10,906)
Inventories	(16,654)	(11,875)
Other current assets	(12,607)	(10,196)
Accounts payable and accrued expenses	(476)	3,629
Other non-current liabilities	3,289	4,485
Other	(818)	(1,241)
	$24,574	$31,570

During the three months ended September 30, 2007, cash provided by operating activities was lower than in the corresponding period of the prior fiscal year primarily related to an increase in prepaid income taxes of $8.0 million due to customary first quarter estimated tax payments, an increase in prepaid insurance of $2.6 million and the increase in inventories due to the seasonal build of inventory for the upcoming holidays. The increase in inventory resulted in an increase in accounts payable primarily due to the timing of payments related to inventory purchases. Receivables increased during the three months ended September 30, 2007 primarily due to the timing of credit card receivables.

Investing Activities

Net cash used in investing activities was $79.6 and $62.7 million during the three months ended September 30, 2007 and 2006, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2007	2006
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(10,880)	$(13,795)
Capital expenditures for the corporate office (including all technology-related expenditures)	(4,795)	(6,019)
Capital expenditures for new salon construction	(6,714)	(4,115)
Proceeds from sale of assets	10	118
Business and salon acquisitions	(35,475)	(22,767)
Loans and investments, net	(14,500)	(7,250)
Cash portion of beauty school assets contributed	(7,254)	—
Net investment hedge settlement	—	(8,897)
	$(79,608)	$(62,725)

Investing activities also included a $4.5 million cash outlay to Empire Education Group, Inc. and $10.0 million in preferred stock related to our equity method investment in Empire Education Group, Inc. In addition, the Company transferred $7.3 million of cash to Empire Education Group, Inc. as part of the August 1, 2007 transaction with Empire Education Group, Inc.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2007		For the Three Months Ended September 30, 2006
	Constructed	Acquired	Constructed	Acquired
Regis Salons	5	—	6	33
MasterCuts	3	—	6	—
Trade Secret	4	2	7	3
SmartStyle	46	—	74	—
Strip Center	23	5	30	—
International	4	25	6	7
	85	32	129	43

Financing Activities

Net cash provided by financing activities was $10.2 and $41.7 million during the three months ended September 30, 2007 and 2006, respectively, was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2007	2006
	(Dollars in thousands)
Net (payments) borrowings on revolving credit facilities	$(30,400)	$62,806
Net proceeds (repayments) of long-term debt	36,576	(458)
Proceeds from the issuance of common stock	698	3,857
Repurchase of common stock	—	(25,057)
Excess tax benefits from stock-based compensation plans	1	1,170
Dividend paid	(1,767)	(1,840)
Other	5,090	1,177
	$10,198	$41,655

During the three months ended September 30, 2007, the net borrowings on revolving credit facilities were primarily used to fund loans and acquisitions during the three months ended September 30, 2007. Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Information. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the three months ended September 30, 2007 consisted of 59 franchise buybacks, including a franchisor of product - focused salons which operates 42 franchise locations, and 32 acquired corporate salons. The acquisitions during the three months ended September 30, 2006 consisted of 40 franchise buybacks, 43 acquired corporate salons and one acquired beauty school. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the September 30, 2007 market price, the Company would be required to provide an additional 81,514 shares with an aggregate market value on that date of $2.6 million related to these acquisition contingencies if the agreed upon time frames were all assumed to have expired September 30, 2007.

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

As disclosed in Note 8 to the Condensed Consolidated Financial Information contained within this Quarterly Report on

Form 10-Q, we have recorded liabilities associated with uncertain tax positions of $22.5 million, which excludes interest and penalties of $7.2 million, at July 1, 2007. This liability may result in cash payments to tax authorities; however, we are not able to make reasonably reliable estimates of the period or amounts of cash settlements.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the three months ended September 30, 2007.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.04 per share during the three months ended September 30, 2007 and 2006. On October 23, 2007, our Board of Directors declared a $0.04 per share quarterly dividend payable November 20, 2007 to shareholders of record on
November 6, 2007.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2007. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including
$0.8 and $0.9 million related to the fair value swaps at both September 30, 2007 and June 30, 2007, respectively, the Company had the following outstanding debt balances:

	September 30, 2007	June 30, 2007
	(Dollars in thousands)
Fixed rate debt	$545,512	$496,568
Floating rate debt	173,158	212,663
	$718,670	$709,231

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

In the three months ended September 30, 2007, the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments. The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2007 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2007.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended September 30, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

With 12,500 locations and approximately 62,500 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

If we are not able to successfully compete in our business segments, our financial results may be affected.

Competition on a market by market basis remains strong. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition. If we are not able to raise prices, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

If our joint ventures are unsuccessful our financial results may be affected.

We have entered into joint venture arrangements with other companies in the retail hair salon and beauty school businesses in order to maintain and expand our operations in the United States, Asia and continental Europe. If our joint venture partners are unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture businesses, or if any of our joint ventures are terminated, we may not be able to realize anticipated revenues and profits in the countries where our joint ventures operate and our business could be materially adversely affected. If our joint venture arrangements are not successful, we may have a limited ability to terminate or modify these arrangements. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture or to operate independently in the countries in which the terminated joint venture conducted business.

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

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. See discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s June 30, 2007 Annual Report on Form
10-K for additional information.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders during the three months ended September 30, 2007.

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were furnished during the three months ended September 30, 2007:

Form 8-K dated July 12, 2007 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the year ended June 30, 2007.

Form 8-K dated August 22, 2007 related to the announcement of the Company’s financial results for the quarter and year ended
June 30, 2007.

Form 8-K dated September 28, 2007 related to the announcement that the Company is in discussion concerning a possible joint venture in Europe with the Frank Provost Group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 9, 2007	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer