Form 10-Q
period 2007-12-31
REGIS CORP
filed 2008-02-07
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 5, 2008:

Common Stock, $0.05 par value	42,884,215
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of December 31, 2007 and June 30, 2007
(In thousands, except per share data)

	December 31, 2007	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$172,855	$184,785
Receivables, net	51,153	67,773
Inventories	208,107	196,582
Deferred income taxes	9,699	18,775
Other current assets	65,346	57,149
Total current assets	507,160	525,064

Property and equipment, net	484,499	494,085
Goodwill	829,446	812,383
Other intangibles, net	191,182	213,452
Investment in affiliates	89,086	20,213
Other assets	82,606	66,917

Total assets	$2,183,979	$2,132,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$244,041	$223,352
Accounts payable	69,573	74,532
Accrued expenses	212,660	240,748
Total current liabilities	526,274	538,632

Long-term debt and capital lease obligations	523,265	485,879
Other noncurrent liabilities	203,646	194,295
Total liabilities	1,253,185	1,218,806

Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 42,881,965 and 44,164,645 common shares at December 31, 2007 and June 30, 2007, respectively	2,144	2,209
Additional paid-in capital	141,321	178,029
Accumulated other comprehensive income	97,174	78,278
Retained earnings	690,155	654,792

Total shareholders’ equity	930,794	913,308

Total liabilities and shareholders’ equity	$2,183,979	$2,132,114

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Revenues:
Service	$457,868	$440,345
Product	202,696	196,752
Royalties and fees	21,677	19,893
	682,241	656,990

Operating expenses:
Cost of service	265,977	249,613
Cost of product	105,045	100,164
Site operating expenses	48,844	54,967
General and administrative	86,144	81,411
Rent	99,768	93,163
Depreciation and amortization	31,604	30,412
Total operating expenses	637,382	609,730

Operating income	44,859	47,260

Other income (expense):
Interest expense	(11,760)	(10,671)
Interest income and other, net	2,092	1,582

Income before income taxes and equity in income of affiliated companies	35,191	38,171

Income taxes	(13,021)	(11,297)
Equity in income of affiliated companies, net of income taxes	386	—

Net income	$22,556	$26,874

Net income per share:
Basic	$0.52	$0.60
Diluted	$0.51	$0.59

Weighted average common and common equivalent shares outstanding:
Basic	43,369	44,673
Diluted	43,915	45,596

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2007 and 2006
(In thousands, except per share data)

	2007	2006
Revenues:
Service	$917,586	$874,897
Product	389,478	381,677
Royalties and fees	42,702	39,659
	1,349,766	1,296,233

Operating expenses:
Cost of service	529,037	495,138
Cost of product	199,122	194,393
Site operating expenses	102,529	110,773
General and administrative	172,496	159,364
Rent	197,531	185,335
Depreciation and amortization	63,186	59,954
Total operating expenses	1,263,901	1,204,957

Operating income	85,865	91,276

Other income (expense):
Interest expense	(22,338)	(20,509)
Interest income and other, net	4,247	2,393

Income before income taxes and equity in income of affiliated companies	67,774	73,160

Income taxes	(24,671)	(23,193)
Equity in income of affiliated companies, net of income taxes	52	—

Net income	$43,155	$49,967

Net income per share:
Basic	$0.99	$1.11
Diluted	$0.98	$1.09

Weighted average common and common equivalent shares outstanding:
Basic	43,559	44,858
Diluted	44,172	45,847

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2007 and 2006
(In thousands)

	2007	2006
Cash flows from operating activities:
Net income	$43,155	$49,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,271	53,915
Amortization	5,915	6,039
Equity in income of affiliated companies	(52)	-
Deferred income taxes	(1,202)	3,550
Excess tax benefits from stock-based compensation plans	(1,295)	(2,892)
Stock-based compensation	3,303	2,291
Other noncash items affecting earnings	707	1,497
Changes in operating assets and liabilities:
Receivables	(4,217)	(9,278)
Inventories	(9,686)	(11,141)
Other current assets	(8,062)	(21,935)
Other assets	(2,270)	(3,729)
Accounts payable	(8,572)	14,947
Accrued expenses	2,287	9,975
Other noncurrent liabilities	14,987	8,075
Net cash provided by operating activities	92,269	101,281

Cash flows from investing activities:
Capital expenditures	(44,399)	(46,281)
Proceeds from sale of assets	16	133
Asset acquisitions, net of cash acquired and certain obligations assumed	(53,297)	(25,343)
Proceeds from loans and investments	10,000	5,250
Disbursements for loans and investments	(22,500)	(20,063)
Cash portion of beauty school assets contributed	(7,254)	—
Net investment hedge settlement	—	(8,897)
Net cash used in investing activities	(117,434)	(95,201)

Cash flows from financing activities:
Borrowings on revolving credit facilities	4,773,800	3,336,506
Payments on revolving credit facilities	(4,711,600)	(3,287,500)
Proceeds from issuance of long-term debt	50,000	25,000
Repayments of long-term debt and capital lease obligations	(63,612)	(28,889)
Excess tax benefits from stock-based compensation plans	1,295	2,892
Other, primarily decrease in negative book cash balances	(653)	(2,727)
Repurchase of common stock	(49,957)	(37,481)
Proceeds from issuance of common stock	7,372	8,970
Dividends paid	(3,530)	(3,643)
Net cash provided by financing activities	3,115	13,128

Effect of exchange rate changes on cash and cash equivalents	10,120	1,525

(Decrease) increase in cash and cash equivalents	(11,930)	20,733

Cash and cash equivalents:
Beginning of period	184,785	135,397
End of period	$172,855	$156,130

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.              BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of December 31, 2007 and for the three and six months ended December 31, 2007 and 2006, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2007 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed financial information of the Company as of December 31, 2007 and for the three and six month periods ended December 31, 2007 and 2006 included in this Form 10-Q, has been reviewed by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm. Their separate report dated February 7, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Inventories:

Inventories consist principally of hair care products held either for use in services or for sale. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact the Company’s usage rate estimates. These factors include mix of service sales, discounting, and special promotions. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARS), restricted stock and restricted stock units (RSUs). The stock-based awards, other than the RSUs, expire within ten years from the grant date. The Company utilizes an option-pricing model to estimate the fair value of options at their grant date. Compensation expense for its stock-based compensation awards, other than RSUs, is generally recognized on a straight-line basis over the five-year vesting period. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

Total compensation expense related to share-based compensation plans was $3.3 million and $2.3 million for the six months ended December 31, 2007 and 2006, respectively. A summary of outstanding and exercisable options as of December 31, 2007, and changes during the three and six months ended December 31, 2007 is presented below:

Summary of Options	Shares	Weighted- Average Exercise Price
	(In thousands)

Outstanding at July 1, 2007	2,193	$22.97
Granted	—	—
Exercised	(29)	24.42
Forfeited or expired	(39)	33.02
Outstanding at September 30, 2007	2,125	$22.65
Granted	—	—
Exercised	(410)	16.24
Forfeited or expired	(14)	35.41
Outstanding at December 31, 2007	1,701	$24.08
Exercisable at December 31, 2007	1,329	$20.61

An additional 356,332 shares are expected to vest with a $36.45 weighted average exercise price and a weighted average remaining contractual life of 7.9 years. The total intrinsic value of options exercised during the three and six months ended December 31, 2007 was $6.1 and $6.3 million, respectively, and $6.6 and $11.2 million for the three and six months ended December 31, 2006, respectively.

A summary of the nonvested restricted stock shares, RSUs and SARs outstanding as of December 31, 2007 and changes during the three and six months ended December 31, 2007 is presented below:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Balance, June 30, 2007	473,700	$38.36	400,300	$37.53
Granted	—	—	—	—
Vested/Exercised	(301)	36.20	—	—
Forfeited or expired	(11,150)	37.73	(9,950)	38.61
Balance, September 30, 2007	462,249	$37.83	390,350	$38.24
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	—	—	(1,500)	39.11
Balance, December 31, 2007	462,249	$37.83	388,850	$38.24

The total unrecognized compensation cost related to unvested stock-based compensation arrangements was $21.6 million at December 31, 2007 and the related weighted average period over which it is expected to be recognized is approximately 3.5 years.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the Company’s first quarter of fiscal year 2009). On November 14, 2007, the FASB proposed deferral of SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. If the Company chooses to adopt SFAS No. 159, the Company will adopt at the beginning of fiscal year 2009. The Company is currently evaluating the impact of SFAS No. 159 on its Consolidated Financial Statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, preacquisition contingencies, transactions costs, in-process research and development, and restructuring costs. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is required to adopt SFAS No. 141(R) at the beginning of fiscal year 2010. The Company is currently evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.

2.      SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The decrease in additional paid-in capital during the six months ended December 31, 2007 was due to the following:

(Dollars in thousands)
Balance, June 30, 2007	$178,029
Exercise of stock options	7,351
Franchise stock incentive plan	416
Tax benefit realized upon exercise of stock options	2,330
Stock-based compensation	3,303
FIN 48 adjustment	(237)
Stock repurchase	(49,871)
Balance, December 31, 2007	$141,321

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2007 and 2006 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2007	2006	2007	2006
		(Dollars in thousands)
Net income	$22,556	$26,874	$43,155	$49,967
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1,101)	359	(2,841)	(687)
Change in cumulative foreign currency translation, net of taxes	9,543	3,141	21,737	7,409

Total comprehensive income	$30,998	$30,374	$62,051	$56,689

3.                 NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2007	2006	2007	2006
		(Shares in thousands)
Weighted average shares for basic earnings per share	43,369	44,673	43,559	44,858
Effect of dilutive securities:
Dilutive effect of stock-based compensation	442	872	509	938
Contingent shares issuable under contingent stock agreements (see Note 5).	104	51	104	51
Weighted average shares for diluted earnings per share	43,915	45,596	44,172	45,847
Anti-dilutive stock-based compensation shares excluded from the above computations:
Stock options, SARs, restricted stock and RSUs	1,209	603	1,193	622

Restricted stock awards, including restricted stock units, of 462,249 shares for the three and six months ended December 31, 2007, and 186,750 shares for the three and six months ended December 31, 2006, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.      GOODWILL AND OTHER INTANGIBLES:

The tables below contain detail related to the Company’s recorded goodwill as of December 31, 2007 and June 30, 2007.

	Salons		Beauty	Hair Restoration
	North America	International	Schools(1)	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2007	$570,161	$46,487	$60,934	$134,801	$812,383
Goodwill acquired	20,524	6,039	—	15,073	41,636
Impact of contribution of certain beauty schools(1)	13,829	13,071	(60,960)	—	(34,060)
Adjustment related to FIN 48	—	—	—	3,859	3,859
Translation rate adjustments	3,860	1,742	26	—	5,628
Balance at December 31, 2007	$608,374	$67,339	$—	$153,733	$829,446

(1) On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations and assets for the Vidal Sassoon schools are included in the respective North American and international salon segments.

Goodwill acquired includes adjustments to prior year acquisitions, including the finalization of purchase price allocations.

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

Related to FIN 48 the Company recorded a $3.9 million adjustment to goodwill to account for preacquisition tax positions at the Company’s hair restoration centers segment.

The table below presents other intangible assets as of December 31, 2007 and June 30, 2007:

	December 31, 2007			June 30, 2007
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$110,987	$(11,485)	$99,502	$112,999	$(10,193)	$102,806
Customer lists	51,317	(14,845)	36,472	48,744	(9,970)	38,774
Franchise agreements	33,012	(8,680)	24,332	27,149	(7,538)	19,611
Product license agreements	18,523	(3,524)	14,999	16,946	(2,944)	14,002
School-related licenses	—	—	—	25,428	(1,247)	24,181
Non-compete agreements	739	(614)	125	691	(644)	47
Other	21,741	(5,989)	15,752	21,661	(7,630)	14,031
	$236,319	$(45,137)	$191,182	$253,618	$(40,166)	$213,452

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

Weighted Average Amortization Period (In years)

Amortized intangible assets:
Brand assets and trade names	39
Customer lists	10
Franchise agreements	21
Product license agreements	30
Non-compete agreements	6
Other	19
Total	28

Total amortization expense related to amortizable intangible assets was approximately $2.9 million during the three months ended December 31, 2007 and 2006, and $5.8 million during the six months ended December 31, 2007 and 2006. As of December 31, 2007, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2008 (Remainder: six-month period)	$6,008
2009	12,348
2010	12,086
2011	11,876
2012	11,659

5.      ACQUISITIONS, LOANS AND INVESTMENTS:

Acquisitions

During the six months ended December 31, 2007 and 2006, the Company made numerous salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2007 and 2006 and the allocation of the purchase prices were as follows:

	For the Six Months Ended December 31,
Allocation of Purchase Prices	2007	2006
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$53,297	$25,343
Liabilities assumed	2,602	844
	$55,899	$26,187
Allocation of the purchase price:
Current assets	$2,022	$1,964
Property and equipment	5,664	3,774
Deferred income tax asset	—	1,043
Other noncurrent assets	1,210	9
Goodwill	41,636	17,873
Identifiable intangible assets	7,978	2,044
Accounts payable and accrued expenses	(2,611)	(84)
Deferred income tax liability	—	(436)
	$55,899	$26,187

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At December 31, 2007, one contingency of this type exists, which expires in March of 2008. Based on the December 31, 2007 market price, the Company would be required to provide an additional 103,650 shares with an aggregate market value on that date of $2.9 million related to this acquisition contingency if the agreed upon time frame was assumed to have expired December 31, 2007. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

During the six months ended December 31, 2007 and 2006, the Company purchased certain salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Loans and Investments

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc., in exchange for a 49.0 percent minority interest in Empire Education Group, Inc. The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in Empire Education Group, Inc., resulting in no gain or loss on the date of contribution. The Company’s investment in Empire Education Group, Inc. is accounted for under the equity method of accounting. Subsequent to August 1, 2007, the Company completed $22.5 million of loans and advances to Empire Education Group, Inc., of which $12.5 million was outstanding at December 31, 2007. The Company recorded $0.4 million of interest income related to these loans and advances during the six months ended December 31, 2007. During the six months ended December 31, 2007, the Company recorded $0.7 million of equity earnings related to its investment in Empire Education Group, Inc. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of Empire’s minority interest shareholder. In connection with the buyout, the Company advanced Empire Education Group, Inc., an additional $21.4 million. The Company will continue to account for the investment in Empire Education Group, Inc., under the equity method of accounting as Empire retains majority voting interest.

The Company holds exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for an aggregate amount of $11.0 million. A portion of the notes are exchangeable for approximately 14.8 percent of the outstanding shares of Beauty Takashi Co. Ltd., a subsidiary of Yamano Holdings. The exchangeable portion of the notes is accounted for as a cost method investment. The Company recorded less than $0.1 million in income related to the exchangeable notes and loan obligation during the six months ended December 31, 2007. In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into a business collaboration agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

The Company holds a 50.0 percent interest in Intelligent Nutrients, LLC. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair care and personal care products is in development and is expected to be available in the spring of calendar year 2008. These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. During the six months ended December 31, 2007 the Company recorded a loss of $0.9 million net of $0.4 million of tax benefit related to this equity investment.

The Company holds a 19.9 percent interest in the voting common stock of Cameron Capital I, Inc. (CCI). CCI owns and operates PureBeauty and BeautyFirst salons. The investment is accounted for under the equity method. As of December 31, 2007 and June 30, 2007 the Company also had $10.0 million of long-term notes receivable under a credit agreement with the majority corporate investor in this privately held entity. During the six months ended December 31, 2007, the Company recorded a loss of less than $0.1 million related to this equity investment. See Note 10 for subsequent event related to this investment.

The Company holds an interest of less than 20 percent in the preferred stock of a privately held entity, Cool Cuts 4 Kids, Inc. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss within interest income and other, net in the Consolidated Statement of Operations for the full carrying value. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

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

In September 2007 the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments to Chinese vendors. The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

8.      INCOME TAXES:

The reported effective tax rate was 37.0 percent and 29.6 percent for the three months ended December 31, 2007 and 2006, respectively, and 36.4 percent and 31.7 percent for the six months ended December 31, 2007 and 2006, respectively. The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Tax Rate Reconciliation	2007	2006	2007	2006
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments resulting from:
State income taxes, net of federal income tax benefit	4.3	2.2	4.0	2.5
Foreign income taxes at other than U.S. rates	(3.0)	(2.7)	(2.9)	(2.7)
Work Opportunity Tax Credits and jobs tax credits, net	(2.1)	(6.8)	(1.8)	(3.4)
Other, net	2.8	1.9	2.1	0.3
Effective income tax rate	37.0%	29.6%	36.4%	31.7%

The Company adopted the provisions of FIN 48 effective July 1, 2007.  As a result of adoption, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties, which was accounted for through the following accounts (dollars in thousands):

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

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and a number of countries in continental Europe as well as states, cities, and provinces within these jurisdictions. With few exceptions, tax years prior to June 30, 2004 are closed to audit. The Company, or its subsidiaries, is currently under audit by a number of states as well as Canada and the United Kingdom, and it is reasonably certain that some or all of these audits might be resolved within the next twelve months. Resolution of these audits could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective rate. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months. Between July 1, 2007 and December 31 2007, there were no material changes to the Company’s gross liability for unrecognized tax benefits.

9.      SEGMENT INFORMATION:

As of December 31, 2007, the company owned, franchised or held ownership interests in over 12,600 worldwide locations. The Company’s locations consisted of 9,967 North American salons (located in the United States, Canada and Puerto Rico), 2,103 international salons, 90 hair restoration centers and approximately 475 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base. The Company’s international salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s hair restoration centers are located in the United States and Canada.

On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

Based on the way the Company manages its business, it has reported its North American salons, international salons and hair restoration centers as three separate reportable operating segments.

Financial information for the Company’s reporting segments is shown in the following tables:

Assets by Segment	December 31, 2007	June 30, 2007
	(Dollars in thousands)
North American salons	$1,261,605	$1,070,776
International salons	251,969	210,629
Beauty schools	—	163,818
Hair restoration centers	277,480	262,295
Unallocated corporate	392,925	424,596
Consolidated	$2,183,979	$2,132,114

	For the Three Months Ended December 31, 2007(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$399,377	$43,224	$15,267	$—	$457,868
Product	166,803	19,133	16,760	—	202,696
Royalties and fees	9,900	10,699	1,078	—	21,677
	576,080	73,056	33,105	—	682,241
Operating expenses:
Cost of service	233,667	24,091	8,219	—	265,977
Cost of product	90,002	10,117	4,926	—	105,045
Site operating expenses	43,829	3,708	1,307	—	48,844
General and administrative	33,394	11,786	7,357	33,607	86,144
Rent	83,324	14,284	1,728	432	99,768
Depreciation and amortization	21,690	2,589	2,552	4,773	31,604
Total operating expenses	505,906	66,575	26,089	38,812	637,382

Operating income (loss)	70,174	6,481	7,016	(38,812)	44,859

Other income (expense):
Interest	—	—	—	(11,760)	(11,760)
Other, net	—	—	—	2,092	2,092
Income (loss) before income taxes and equity in income of affiliated companies	$70,174	$6,481	$7,016	$(48,480)	$35,191

(1) On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

	For the Three Months Ended December 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$372,161	$35,234	$20,142	$12,808	$—	$440,345
Product	163,256	15,919	1,834	15,743	—	196,752
Royalties and fees	9,496	9,216	—	1,181	—	19,893
	544,913	60,369	21,976	29,732	—	656,990
Operating expenses:
Cost of service	215,863	18,618	8,184	6,948	—	249,613
Cost of product	84,591	9,883	1,126	4,564	—	100,164
Site operating expenses	46,739	2,721	4,216	1,291	—	54,967
General and administrative	30,345	11,556	2,796	6,542	30,172	81,411
Rent	77,690	11,111	2,241	1,608	513	93,163
Depreciation and amortization	20,631	2,193	829	2,390	4,369	30,412
Total operating expenses	475,859	56,082	19,392	23,343	35,054	609,730

Operating income (loss)	69,054	4,287	2,584	6,389	(35,054)	47,260

Other income (expense):
Interest	—	—	—	—	(10,671)	(10,671)
Other, net	—	—	—	—	1,582	1,582
Income (loss) before income taxes	$69,054	$4,287	$2,584	$6,389	$(44,143)	$38,171

	For the Six Months Ended December 31, 2007(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$806,516	$81,653	$29,417	$—	$917,586
Product	321,636	34,426	33,416	—	389,478
Royalties and fees	20,049	20,258	2,395	—	42,702
	1,148,201	136,337	65,228	—	1,349,766
Operating expenses:
Cost of service	468,555	44,512	15,970	—	529,037
Cost of product	170,635	18,728	9,759	—	199,122
Site operating expenses	93,037	6,915	2,577	—	102,529
General and administrative	66,388	23,600	14,516	67,992	172,496
Rent	166,320	26,913	3,385	913	197,531
Depreciation and amortization	43,585	5,048	5,049	9,504	63,186
Total operating expenses	1,008,520	125,716	51,256	78,409	1,263,901

Operating income (loss)	139,681	10,621	13,972	(78,409)	85,865

Other income (expense):
Interest	—	—	—	(22,338)	(22,338)
Other, net	—	—	—	4,247	4,247
Income (loss) before income taxes and equity in income of affiliated companies	$139,681	$10,621	$13,972	$(96,500)	$67,774

(1) On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the six months ended December 31, 2007, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

	For the Six Months Ended December 31, 2006
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$743,360	$68,924	$37,106	$25,507	$—	$874,897
Product	317,164	29,360	4,235	30,918	—	381,677
Royalties and fees	19,295	17,960	—	2,404	—	39,659
	1,079,819	116,244	41,341	58,829	—	1,296,233
Operating expenses:
Cost of service	428,235	36,596	16,220	14,087	—	495,138
Cost of product	164,295	17,875	2,928	9,295	—	194,393
Site operating expenses	94,844	5,075	8,546	2,308	—	110,773
General and administrative	59,390	21,726	5,163	12,819	60,266	159,364
Rent	154,585	22,106	4,477	3,272	895	185,335
Depreciation and amortization	40,770	4,065	1,641	4,724	8,754	59,954
Total operating expenses	942,119	107,443	38,975	46,505	69,915	1,204,957

Operating income (loss)	137,700	8,801	2,366	12,324	(69,915)	91,276

Other income (expense):
Interest	—	—	—	—	(20,509)	(20,509)
Other, net	—	—	—	—	2,393	2,393
Income (loss) before income taxes	$137,700	$8,801	$2,366	$12,324	$(88,031)	$73,160

10.          SUBSEQUENT EVENTS:

On January 18, 2008, the Company entered into a stock purchase agreement with Cameron Capital Investments Inc. to purchase all Capital Stock of Cameron Capital I, Inc. Prior to the agreement, the Company held a 19.9 percent interest in the voting common stock of Cameron Capital I, Inc., a wholly-owned subsidiary of Cameron Capital Investments, Inc.  The 19.9 percent interest was accounted for under the equity method of accounting.

On January 18, 2008, the Company increased its effective ownership interest in Empire Education Group, Inc. from 49.0 to 55.1 percent related to the buyout of Empire’s minority interest shareholder. In connection with the buyout, the Company advanced Empire Education Group, Inc., an additional $21.4 million. The Company will continue to account for the investment in Empire Education Group, Inc., under the equity method of accounting as Empire retains majority voting interest.

On January 31, 2008, the Company closed on its transaction with the Franck Provost group pursuant to a business combination agreement dated October 12, 2007. The Company holds a 30.0 percent interest in the combined business and individual members of the Franck Provost family and related legal entities and Artal Services N.V. collectively hold the remaining 70.0 percent interest. The Company’s investment in the business will be accounted for under the equity method. The Company contributed to the combined business the shares of each of its European operating subsidiaries, excluding the Company’s operating subsidiaries in the United Kingdom and Germany. The salons contributed represented approximately 22.9 percent of the international salon revenues for the six months ended December 31, 2007.  The contributed subsidiaries operate retail hair salons in France, Italy, Spain, Switzerland and several other European countries primarily under the Jean Louis DavidTM and Saint AlgueTM brands.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2007 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2007 and 2006 and of cash flows for the six month periods ended December 31, 2007 and 2006.  This interim financial information is the responsibility of the Company’s management.

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

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 7, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons, hair restoration centers and educational establishments. As of December 31, 2007, we owned, franchised or held ownership interests in over 12,600 worldwide locations. Our locations consisted of 12,070 system wide North American and international salons, 90 hair restoration centers and approximately 475 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,967 salons, including 2,179 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 2,103 salons, including 1,588 franchise salons located throughout Europe, primarily in the United Kingdom, France, Italy and Spain. Hair Club for Men and Women includes 90 North American locations, including 35 franchise locations. During the six months ended December 31, 2007, we had approximately 62,700 corporate employees worldwide.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of eight to ten percent, including same-store sales increases in excess of two percent, will allow us to increase annual earnings at a low-double-digit growth rate. We anticipate expanding our presence in North America. In April 2007, the Company entered the Asian market through an investment in a privately held Japanese company.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2008, our outlook for constructed salons is approximately 350 units, and we expect to add between 500 and 700 net locations through a combination of organic, acquisition and franchise growth. Capital Expenditures in fiscal year 2008, excluding acquisition expenditures, are projected to be approximately $100 million, which includes approximately $50 million for salon maintenance.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2008 consolidated same-store sales increase to be 0.25 to 1.25 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to December 31, 2007, we acquired 7,676 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Beauty School Business

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of December 31, 2007, we own a 49.0 percent minority interest in Empire Education Group, Inc. (Empire). In January 2008, our ownership interest increased to 55.1 percent related to the buyout of Empire’s minority interest shareholder. Our investment in Empire is accounted for under the equity method. This transaction leverages Empire’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. Once the integration of the Regis schools is complete, we expect to share in significant synergies and operating improvements. The combined Empire Education Group, Inc. includes 87 accredited cosmetology schools with annual revenues of approximately $130 million. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2007 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2007 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended December 31, 2007.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007

•                  Revenues increased 3.8 percent to $682 million and consolidated same-store sales decreased 0.8 percent during the three months ended December 31, 2007.

•                  The decrease in operating income as a percentage of consolidated revenues during the three months ended December 31, 2007 was primarily due to a quarter same-store sales decrease of 0.8 percent compared to the comparable prior quarter increase of 0.5 percent.

•              During the three months ended December 31, 2007, we acquired 19 corporate locations, including 18 franchise location buybacks, five of which were hair restoration centers. We built 74 corporate locations and closed, converted or relocated 50 locations, for a net increase of 43 locations. Our franchisees constructed 69 salons, and closed, sold back to us, converted or relocated 60 locations, including five hair restoration centers, for a net increase of nine franchise locations during the three months ended December 31, 2007. As of December 31, 2007, we had 8,303 company-owned locations, 3,767 franchise locations and 90 hair restoration centers (55 company-owned and 35 franchise locations).

•              Site operating expenses were positively impacted by a $4.8 million reduction in self insurance accruals, primarily workers’ compensation, due to the continual improvement of our safety and return-to-work programs over recent years as well as changes in state laws.

•              The effective income tax rate of 37.0 percent was adversely affected by the impact of state income taxes and the impact of certain non-deductible professional fees.  The tax rate for the three months ended December 31, 2006 was favorably impacted by the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2007	2006	2007	2006
Service revenues	67.1%	67.0%	68.0%	67.5%
Product revenues	29.7	30.0	28.8	29.4
Franchise royalties and fees	3.2	3.0	3.2	3.1
Operating expenses:
Cost of service (1)	58.1	56.7	57.7	56.6
Cost of product (2)	51.8	50.9	51.1	50.9
Site operating expenses	7.2	8.4	7.6	8.5
General and administrative	12.6	12.4	12.8	12.3
Rent	14.6	14.2	14.6	14.3
Depreciation and amortization	4.6	4.6	4.7	4.6

Operating income	6.6	7.2	6.4	7.0
Income before income taxes and equity in income of affiliated companies	5.2	5.8	5.0	5.6
Net income	3.3	4.1	3.2	3.9

(1)   Computed as a percent of service revenues and excludes depreciation expense.

(2)   Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 3.8 percent to $682.2 million during the three months ended December 31, 2007 and 4.1 percent to$1,349.8 million during the six months ended December 31, 2007. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended December 31,
	Three Months		Six Months
	2007	2006	2007	2006
		(Dollars in thousands)
North American salons:
Regis	$128,862	$125,461	$256,348	$247,736
MasterCuts	43,879	44,093	87,468	88,142
Trade Secret(1)	67,684	72,442	127,990	137,904
SmartStyle	122,179	112,513	244,282	223,802
Strip Center(1)	213,476	190,404	426,555	382,235
Other(3)	—	—	5,558	—
Total North American salons	576,080	544,913	1,148,201	1,079,819
International salons(1)	73,056	60,369	136,337	116,244
Beauty schools(3)	—	21,976	—	41,341
Hair restoration centers(1)	33,105	29,732	65,228	58,829
Consolidated revenues	$682,241	$656,990	$1,349,766	$1,296,233
Percent change from prior year	3.8%	8.3%	4.1%	8.8%
Salon same-store sales (decrease) increase(2)	(0.8)%	0.5%	0.0%	0.2%

The percent changes in consolidated revenues during the three and six months ended December 31, 2007 and 2006, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2007	2006	2007	2006
Acquisitions (previous twelve months)	3.8%	5.6%	3.5%	5.7%
Organic growth	2.2	2.2	2.9	2.8
Foreign currency	1.6	1.0	1.3	0.8
Franchise revenues	0.1	—	0.1	—
Closed salons(3)	(3.9)	(0.5)	(3.7)	(0.5)
	3.8%	8.3%	4.1%	8.8%

(1)             Includes aggregate franchise royalties and fees of $21.7 and $19.9 million for the three months ended December 31, 2007 and 2006, respectively, and $42.7 and $39.7 million for the six months ended December 31, 2007 and 2006, respectively. North American salon franchise royalties and fees represented 45.7 and 47.7 percent of consolidated franchise revenues in the three months ended December 31, 2007 and 2006, respectively, and 47.0 and 48.7 percent of consolidated franchise revenues in the six months ended December 31, 2007 and 2006, respectively.

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

(3)      On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the three and six months ended December 31, 2007, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments.

We acquired 360 salons (including 119 franchise salon buybacks) and eight hair restoration centers during the twelve months ended December 31, 2007. The organic growth was due to the construction of 364 company-owned salons during the twelve months ended December 31, 2007. We closed 321 salons (including 171 franchise salons) during the twelve months ended December 31, 2007.

During the three and six months ended December 31, 2007 and 2006, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

During the twelve months ended December 31, 2006, we acquired 326 salons (including 137 franchise salon buybacks) and 30 beauty schools. The organic growth stemmed from the construction of 482 company-owned salons during the twelve months ended December 31, 2006. We closed 366 salons (including 188 franchise salons) during the twelve months ended December 31, 2006.

On August 1, 2007 we deconsolidated the results of operations of our 51 accredited cosmetology schools. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and six months ended December 31, 2006 the accredited cosmetology schools generated revenue of $17.2 million and $32.8 million, respectively, which represented 2.6 percent and 2.5 percent of consolidated revenues in the respective periods.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2007	$457,868	$17,523	4.0%
2006	440,345	41,067	10.3
Six Months
2007	$917,586	$42,599	4.9%
2006	874,987	84,650	10.7

The growth in service revenues in the three and six months ended December 31, 2007 was driven by acquisitions and new salon construction (a component of organic growth). Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007. Consolidated same-store service sales decreased 0.2 percent during the three months ended December 31, 2007 and increased 1.1 percent during the six months ended December 31, 2007, as compared to an increase of 1.3 percent and 0.8 percent during the comparable prior periods.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Consolidated product revenues for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2007	$202,696	$5,944	3.0%
2006	196,752	8,644	4.6
Six Months
2007	$389,478	$7,801	2.0%
2006	381,677	19,817	5.5

Growth during the three and six months ended December 31, 2007 was not as robust as compared to the comparable prior periods due to a slower than expected holiday selling season, product diversion and increased appeal of mass hair care lines to the consumer. Consolidated same-store product sales decreased 2.3 and 2.4 percent during the three and six months ended December 31, 2007 as compared to decreases of 1.2 and 1.3 percent during the comparable prior periods.

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

Royalties and Fees.  Consolidated franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2007	$21,677	$1,784	9.0%
2006	19,893	656	3.4
Six Months
2007	$42,702	$3,043	7.7%
2006	39,659	914	2.4

Total franchise locations open at December 31, 2007 were 3,802, including 35 franchise hair restoration centers, as compared to 3,827, including 41 franchise hair restoration centers, at December 31, 2006. We purchased 119 of our franchise salons during the twelve months ended December 31, 2007, and acquired a franchisor of product-focused salons which operates 42 franchise locations, which drove the overall decrease in the number of franchise salons between periods. The increase in consolidated franchise revenues during the three and six months ended December 31, 2007 and 2006 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period, partially offset by a decreased number of franchise salons, as discussed above.

Total franchise locations open at December 31, 2006 were 3,827, including 41 franchise hair restoration centers, as compared to 3,913, including 44 franchise hair restoration centers, at December 31, 2005. We purchased 137 of our franchise salons during the twelve months ended December 31, 2006, which drove the overall decrease in the number of franchise salons between periods.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three and six months ended December 31, 2007 and 2006 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$289,542	43.8%	$2,222	0.8%	(130)
2006	287,320	45.1	22,731	8.6	10
Six Months
2007	$578,905	44.3%	$11,862	2.1%	(80)
2006	567,043	45.1	48,128	9.3	10

(1)   Represents the basis point change in gross margin as a percent of service and product revenues as compared to the  corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and six months ended December 31, 2007 and 2006 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$191,891	41.9%	$1,159	0.6%	(140)
2006	190,732	43.3	18,392	10.7	10
Six Months
2007	$388,549	42.3%	$8,790	2.3%	(110)
2006	379,759	43.4	38,309	11.2	20

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in service margin as a percent of service revenues during the three and six months ended December 31, 2007 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues, which accounted for 60 of the total 140 basis point deterioration. The deterioration was also due to a change made during the first fiscal quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. These retail-to-shop transfers amount to approximately $1.0 million each quarter. For the three and six months ended December 31, 2007, reclassification accounted for approximately 30 basis points of the total 140 and 110 basis point deterioration, respectively, and had no impact on total gross margin. Also contributing to the basis point deterioration was a planned increase in North America service payroll costs related to recent salon acquisitions and negative payroll leverage due to negative same-store sales in our international salon segment.

The basis point improvement in service margins during the three and six months ended December 31, 2006 compared to the corresponding period of the prior fiscal quarter was primarily due to improved fiscal year 2007 second quarter same-store service sales and continued focus on management of salon payroll costs, as well as the unfavorable impact of compensation paid to employees impacted by the hurricanes in the prior fiscal period’s service margin.

Product Margin (Excluding Depreciation).  Product margin for the three and six months ended December 31, 2007 and 2006 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$97,651	48.2%	$1,063	1.1%	(90)
2006	96,588	49.1	4,339	4.7	10
Six Months
2007	$190,356	48.9%	$3,072	1.6%	(20)
2006	187,284	49.1	9,819	5.5	10

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in product margins as a percent of product revenues during the three and six months ended December 31, 2007 was primarily due to discounting on our retail holiday merchandise. The deterioration was also due to negative payroll leverage at our Trade Secret salons, representing 50 basis points, and a mix play related to products sold to franchisees, representing 30 basis points. The deterioration was partially offset by improvements to our inventory tracking systems as mentioned above, which represented a 70 basis point improvement for the three and six month periods.

The slight improvement in product margins as a percent of product revenues for the three and six months ended December 31, 2006 was due to a reduction in retail promotional discounting as compared to the corresponding prior fiscal periods.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs.  Site operating expenses for the three and six months ended December 31, 2007 and 2006 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$48,844	7.2%	$(6,123)	(11.1)%	(120)
2006	54,967	8.4	4,855	9.7	10
Six Months
2007	$102,529	7.6%	$(8,244)	(7.4)%	(90)
2006	110,773	8.5	10,945	11.0	10

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2007 was primarily due to a reduction of $4.8 million in self insurance accruals, primarily workers’ compensation, as a result of successful safety and return-to-work programs implemented over the past few years. In addition, the absence of the beauty school segment site operating expenses from consolidated site operating expenses and decreased janitorial and advertising expense contributed to the basis point improvement.

For the three and six months ended December 31, 2006, site operating expenses as a percent of consolidated revenues increased slightly as compared to the corresponding periods of the prior fiscal year primarily due to the timing of when certain direct salon expenses were incurred.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and six months ended December 31, 2007 and 2006 were as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$86,144	12.6%	$4,733	5.8%	20
2006	81,411	12.4	10,236	14.4	70
Six Months
2007	$172,496	12.8%	$13,132	8.2%	50
2006	159,364	12.3	14,122	9.7	10

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2007 was primarily due increased professional fees of $2.3 million related to investment transactions.

The planned deterioration in G&A costs as a percent of total revenues during the three months ended December 31, 2006 was primarily due to increased marketing costs related to salon and hair restoration advertising, as well as increased professional fees and reductions in consolidated same-store sales. The slight increase in G&A costs as a percent of total revenues during the six months ended December 31, 2006 was due to the items stated above, offset by decreased international severance expenses.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2007 and 2006, was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$99,768	14.6%	$6,605	7.1%	40
2006	93,163	14.2	8,117	9.5	20
Six Months
2007	$197,531	14.6%	$12,196	6.6%	30
2006	185,335	14.3	17,454	10.4	20

(1)          Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in rent expense as a percent of consolidated revenues during the three and six months ended December 31, 2007 and 2006 was primarily due to negative leverage in this fixed cost category, as salon rents are increasing at a slightly faster rate than our overall same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2007 and 2006 was as follows:

		Expense as %
		of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$31,604	4.6%	$1,192	3.9%	—
2006	30,412	4.6	3,153	11.6	10
Six Months
2007	$63,186	4.7%	$3,232	5.4%	10
2006	59,954	4.6	6,799	12.8	10

(1)          Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three and six months ended December 31, 2007 was consistent with prior year D&A as a percent of total revenues.

The increase in D&A as a percent of total revenues during the three and six months ended December 31, 2006 was primarily due to a lower same-store sales increase of 0.5 and 0.2 percent in our salon business as compared to the three and six months ended December 31, 2005.

Interest

Interest expense for the three and six months ended December 31, 2007 and 2006 was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$11,760	1.7%	$1,089	10.2%	10
2006	10,671	1.6	2,011	23.2	20
Six Months
2007	$22,338	1.7%	$1,829	8.9%	10
2006	20,509	1.6	3,585	21.2	20

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in interest expense as a percent of consolidated revenues during the three and six months ended December 31, 2007 and was primarily due to increased debt levels used to fund customary acquisitions and investments and the repurchase of $50.0 million of our outstanding common stock.

The increase in interest expense as a percent of total revenues during the three and six months ended December 31, 2006 was primarily due to increased debt levels due to the Company’s repurchase of $37.5 million of our outstanding common stock and the timing of income tax payments during the six months ended December 31, 2006.

Equity in Income of Affiliates

Equity in income of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., and other equity method investments, for the three and six months ended December 31, 2007 and 2006, was as follows:

	Equity in	Earnings as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	Earnings	Revenues	Dollar	Percentage	Basis Point(1)
		(Dollars in thousands)
Three Months
2007	$386	0.1%	$386	100.0%	10
2006	—	—	—	—	—
Six Months
2007	$52	0.0%	$52	100.0%	—
2006	—	—	—	—	—

(1)          Represents the basis point change in equity in income of affiliates as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

On August 1, 2007, we contributed all of our accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North America and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and international salon segments. This income relates to our equity investments as detailed in Note 5 to the Condensed Consolidated Financial Information.

Income Taxes

Our reported effective tax rate for the three and six months ended December 31, 2007 and 2006 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	Increase
Three Months
2007	37.0%	740
2006	29.6	560
Six Months
2007	36.4%	470
2006	31.7	320

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The deterioration in our overall effective tax rate for the three and six months ended December 31, 2007 was due to the impact of state income taxes and the impact of certain non-deductible professional fees. The prior year rates were favorably impacted by the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits. The adoption of FIN 48 at the beginning of fiscal year 2008 caused the Company’s second quarter tax rate of 37.0 percent to be higher than the estimated annual rate of approximately 35.5 percent. The increase in the second quarter tax rate over the estimated annual rate is a timing issue as the Company expects to have a lower tax rate of 34.0 percent to 35.0 percent in the last six months of fiscal year 2008.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three and six months ended December 31, 2007 and 2006, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
Favorable Impact of Foreign Currency Exchange Rate Fluctuations	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006
	(Dollars in thousands)
Three Months
Canadian dollar	$4,684	$1,009	$757	$177
British pound	3,615	3,619	164	214
Euro	1,962	1,318	426	218
Total	$10,261	$5,946	$1,347	$609
Six Months
Canadian dollar	$6,767	$3,004	$1,125	$523
British pound	7,091	5,372	309	248
Euro	3,179	1,984	597	346
Total	$17,037	$10,360	$2,031	$1,117

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  North American salon revenues for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales Increase
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2007	$576,080	$31,167	5.7%	(0.8)%
2006	544,913	33,330	6.5	0.6
Six Months
2007	$1,148,201	$68,382	6.3%	0.0%
2006	1,079,819	74,693	7.4	0.2

The percentage increases (decreases) in revenue during the three and six months ended December 31, 2007 and 2006 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2007	2006	2007	2006
Acquisitions (previous twelve months)	3.6%	4.7%	3.6%	4.8%
Organic growth	1.6	2.2	2.5	2.8
Foreign currency	0.9	0.2	0.6	0.3
Franchise revenues	—	(0.1)	—	—
Closed salons	(0.4)	(0.5)	(0.4)	(0.5)
	5.7%	6.5%	6.3%	7.4%

We acquired 333 North American salons during the twelve months ended December 31, 2007, including 117 franchise buybacks. The organic growth was due primarily to the construction of 341 company-owned salons in North America during the twelve months ended December 31, 2007. The foreign currency impact during the six months ended December 31, 2007 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

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

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2007 and 2006 was as follows:

	Operating	Operating Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2007	$70,174	12.2%	$1,120	1.6%	(50)
2006	69,054	12.7	(1,445)	(2.0)	(110)
Six Months
2007	$139,681	12.2%	$1,981	1.4%	(60)
2006	137,700	12.8	4,924	3.7	(40)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point deterioration in North American salon operating income as a percent of North American salon revenues for the three and six months ended December 31, 2007 was primarily due to deterioration in gross margins as a result of discounting of holiday merchandise and planned increases in salon payroll costs and related benefits. The basis point deterioration was partially offset by a reduction in workers’ compensation costs as a result of continued improvement of our safety and return-to-work programs over the recent years.

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

International Salons

On January 31, 2008 the Company contributed its European operating subsidiaries, excluding the Company’s subsidiaries in the United Kingdom and Germany, to a combined business in which the Company holds a 30.0 percent interest.  The Company’s investment in the combined business will be accounted for under the equity method of accounting and the results of operations of our European operating subsidiaries will be deconsolidated.  As a result of the deconsolidation, international salon revenue and international salon operating income for the remainder of fiscal year 2008 will be negatively impacted.  The Company’s 30.0 percent interest in the combined interest will be recorded in the equity of income of affiliates.

International Salon Revenues.  International salon revenues for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2007	$73,056	$12,687	21.0%	(4.7)%
2006	60,369	7,283	13.7	(0.6)
Six Months
2007	$136,337	$20,093	17.3%	(4.3)%
2006	116,244	11,677	11.2	(0.9)

The percentage increases (decreases) during the three and six months ended December 31, 2007 and 2006 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2007	2006	2007	2006
Acquisitions (previous twelve months)	5.4%	2.6%	3.2%	2.5%
Organic growth	7.1	2.7	6.1	2.7
Foreign currency	9.2	8.7	8.8	6.7
Franchise revenues	0.6	0.6	0.4	0.2
Closed salons	(1.3)	(0.9)	(1.2)	(0.9)
	21.0%	13.7%	17.3%	11.2%

We acquired 27 international salons during the twelve months ended December 31, 2007, including two franchise buybacks. The organic growth was due primarily to the construction of 23 company-owned international salons during the twelve months ended December 31, 2007 and the inclusion of the four United Kingdom Vidal Sassoon schools, partially offset by a same-store sales decrease of 4.3 percent during the six months ended December 31, 2007. The foreign currency impact during the three and six months ended December 31, 2007 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the exchange rates for the comparable prior period.

We acquired 20 international salons during the twelve months ended December 31, 2006, including three franchise buybacks.  The organic growth was due to the construction of 29 company-owned international salons during the twelve months ended December 31, 2006, partially offset by international consolidated same-store sales decreases.  The foreign currency impact during the three and six months ended December 31, 2006 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the prior period’s exchange rates.

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2007 and 2006 was as follows:

	Operating	Operating Income as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2007	$6,481	8.9%	$2,194	51.2%	180
2006	4,287	7.1	669	18.5	30
Six Months
2007	$10,621	7.8%	$1,820	20.7%	20
2006	8,801	7.6	1,940	28.3	100

(1)          Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three and six months ended December 31, 2007 was primarily due to the migration to a new, lower-cost product distribution model in the United Kingdom which includes shipping product from our United States distribution centers to the United Kingdom, a favorable inventory adjustment following our most recent physical inventory count, a reduction in franchise advertising expense, and the inclusion of the Vidal Sassoon academies, partially offset by negative payroll leverage and a retroactive rent increase assessment for one of our London Vidal Sassoon salons following a rent review.

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

Hair Restoration Centers

Hair Restoration Revenues.  Hair restoration revenues for the three and six months ended December 31, 2007 and 2006 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2007	$33,105	$3,373	11.3%	6.8%
2006 (1)	29,732	2,785	10.3	—
Six Months
2007	$65,228	$6,399	10.9%	7.5%
2006 (1)	58,829	5,899	11.1	—

(1)          We began calculating hair restoration center same-store sales in the third quarter of fiscal year 2007.

The percentage increases (decreases) during the three and six months ended December 31, 2007 and 2006 was due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2007	2006	2007	2006
Acquisitions (previous twelve months)	6.6%	8.2%	5.2%	8.4%
Organic growth	5.0	2.3	5.7	2.9
Franchise revenues	(0.3)	(0.2)	—	(0.2)
	11.3%	10.3%	10.9%	11.1%

We acquired seven hair restoration centers during the twelve months ended December 31, 2007, including six franchise buybacks. Hair restoration revenue from acquisitions increased over six percent primarily due to these franchise buybacks. Organic hair restoration revenue increased five percent due to strong recurring and new customer revenue and surgical hair transplant management fees. Franchise revenues decreased slightly due to the reduction in franchise centers.

During the twelve months ended December 31, 2006, we acquired eight hair restoration centers, seven of which were franchise buybacks. These franchise buybacks drove the decrease in franchise revenues.  The increase in total hair restoration revenues was due to an increase in average revenue per client and improving attrition rates.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and six months ended December 31, 2007 and 2006 was as follows:

	Operating	Operating Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2007	$7,016	21.2%	$627	9.8%	(30)
2006	6,389	21.5	857	15.5	100
Six Months
2007	$13,972	21.4%	$1,648	13.4%	50
2006	12,324	20.9	1,502	13.9	50

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The slight basis point reduction in hair restoration operating income as a percent of hair restoration revenues during the three months ended December 31, 2007 resulted from decreased gross margins due to sales mix and increases in bonus and commissions and advertising expense, partially offset by reduced workers’ compensation insurance costs.  The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during the six months ended December 31, 2007 was due to strong recurring and new customer revenues and the acquisition of franchise centers over the past year, partially offset by an increase in bonus and commissions.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Periods Ended	Capitalization	(Decrease) (1)
December 31, 2007	45.2	(150)
June 30, 2007	43.7	(200)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The slight deterioration in the debt to capitalization ratio during the six months ended December 31, 2007 was primarily due to increased debt levels stemming from acquisitions and share repurchases made during the six months ended December 31, 2007. The basis point deterioration in the debt to capitalization ratio during the twelve months ended June 30, 2007 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2007.

Total assets at December 31, 2007 and June 30, 2007 were as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2007	2007	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$2,183,979	$2,132,114	$51,865	2.4%

(1)          Change as compared to prior fiscal year end (June 30).

Acquisitions, new salon construction (a component of organic growth), and increases in inventory levels due to the seasonal build of inventory were the primary uses of our earnings and borrowings which caused the increase in total assets as of December 31, 2007 compared to June 30, 2007.

Total shareholders’ equity at December 31, 2007 and June 30, 2007 was as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2007	2007	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$930,794	$913,308	$17,486	1.9%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended December 31, 2007, equity increased primarily as a result of earnings during the six months ended December 30, 2007 and increased accumulated other comprehensive income related to foreign currency translation, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases.

Cash Flows

Operating Activities

Net cash provided by operating activities was $92.3 and $101.3 million during the six months ended December 31, 2007 and 2006, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2007	2006
	(Dollars in thousands)
Net income	$43,155	$49,967
Depreciation and amortization	63,186	59,954
Deferred income taxes	(1,202)	3,550
Receivables	(4,217)	(9,278)
Inventories	(9,686)	(11,141)
Other current assets	(8,062)	(21,935)
Accounts payable and accrued expenses	(6,285)	24,922
Other	15,380	5,242
	$92,269	$101,281

Investing Activities

Net cash used in investing activities was $117.4 and $95.2 million during the six months ended December 31, 2007 and 2006, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2007	2006
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(16,969)	$(21,784)
Capital expenditures for the corporate office (including all technology-related expenditures)	(5,680)	(12,243)
Capital expenditures for new salon construction	(21,750)	(12,254)
Proceeds from sale of assets	16	133
Business and salon acquisitions	(53,297)	(25,343)
Proceeds from loans and investments	10,000	5,250
Disbursements for loans and investments	(22,500)	(20,063)
Cash portion of beauty school assets contributed	(7,254)	—
Net investment hedge settlement	—	(8,897)
	$(117,434)	$(95,201)

Acquisitions were primarily funded by a combination of operating cash flows and debt.  Additionally, we completed 49 major remodeling projects during the six months ended December 31, 2007, compared to 110 during the six months ended December 31, 2006. We constructed 159 company-owned salons, including one hair restoration center, and acquired 110 company-owned salons (77 of which were franchise buybacks) during the six months ended December 31, 2007.  We constructed 214 company-owned salons and acquired 98 company-owned salons (49 of which were franchise buybacks) and one beauty school during the six months ended December 31, 2006. Investing activities also included a $12.5 million loan to Empire Education Group, Inc. In addition, we transferred $7.3 million of cash to Empire Education Group, Inc. as part of the August 1, 2007 transaction with Empire Education Group, Inc.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Six Months Ended December 31, 2007		For the Six Months Ended December 31, 2006
	Constructed	Acquired	Constructed	Acquired
Regis Salons	9	—	8	34
MasterCuts	5	—	6	—
Trade Secret	8	2	12	3
SmartStyle	84	—	118	—
Strip Center	39	6	55	—
International	13	25	15	12
	158	33	214	49

Financing Activities

Net cash provided by financing activities was $3.1 and $13.1 million during the six months ended December 31, 2007 and 2006, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Financing Cash Flows	2007	2006
	(Dollars in thousands)
Net borrowings on revolving credit facilities	$62,200	$49,006
Net repayments of long-term debt	(13,612)	(3,889)
Proceeds from the issuance of common stock	7,372	8,970
Repurchase of common stock	(49,957)	(37,481)
Excess tax benefits from stock-based compensation plans	1,295	2,892
Dividends paid	(3,530)	(3,643)
Other	(653)	(2,727)
	$3,115	$13,128

The net borrowings on revolving credit facilities were primarily used to fund loans and acquisitions and share repurchases made during the six months ended December 31, 2007. Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed  Consolidated Financial Information. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the six months ended December 31, 2007 consisted of 77 franchise buybacks and 33 acquired corporate salons. The acquisitions during the six months ended December 31, 2006 consisted of 49 franchise buybacks, 49 acquired corporate salons, and one acquired beauty school. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price.  If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional shares to the sellers.  Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. Based on the December 31, 2007 market price, the Company would be required to provide an additional 103,650 shares with an aggregate market value on that date of $2.9 million related to an acquisition contingency if the agreed upon time frame was assumed to have expired December 31, 2007.

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

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and six months ended December 31, 2007.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.08 per share during the six months ended December 31, 2007 and 2006, respectively. On January 22, 2008, our Board of Directors declared a $0.04 per share quarterly dividend payable February 19, 2008 to shareholders of record on February 5, 2008.

Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. On April 26, 2007 the BOD approved an increase in the share repurchase program authorization of $100.0 million, increasing the total authorization from $200.0 to $300.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2007, a total accumulated 6.8 million shares have been repurchased for $226.5 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at December 31, 2007, $73.5 million remains to be spent on share repurchases under this program.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including $0.6 and $0.9 million related to the fair value swaps at December 31, 2007 and June 30, 2007, respectively, the Company had the following outstanding debt balances:

	December 31,	June 30,
	2007	2007
	(Dollars in thousands)
Fixed rate debt	$501,673	$496,568
Floating rate debt	265,633	212,663
	$767,306	$709,231

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

In September 2007 the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments to Chinese vendors. The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders’ equity.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2007 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended December 31, 2007.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended December 31, 2007. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

With 12,600 locations and approximately 62,700 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(e)  Share Repurchase Program

In May 2000, our Board of Directors (BOD) approved a stock repurchase program. Originally, the program allowed up to $50.0 million to be expended for the repurchase of our outstanding common stock. The BOD elected to increase this maximum to $100.0 million in August 2003, and then to $200.0 million on May 3, 2005. On April 26, 2007 the BOD approved an increase in the share repurchase program authorization of $100.0 million, increasing the total authorization from $200.0 to $300.0 million. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2007, a total accumulated 6.8 million shares have been repurchased for $226.5 million. All repurchased shares are immediately retired. This repurchase program has no stated expiration date and at December 31, 2007, $73.5 million remains to be spent on share repurchases under this program.

The following table shows the stock repurchase activity for the three months ended December 31, 2007 by month:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

10/1/07 – 10/31/07	215,400	$33.46	215,400	$116,275

11/1/07 – 11/30/07	1,162,802	28.86	1,162,802	82,714

12/1/07 – 12/31/07	322,887	28.46	322,887	73,524

Total	1,701,089	$29.37	1,701,089	$73,524

Item 4.  Submission of Matters to a Vote of Security Holders

On October 23, 2007, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors and the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	34,170,308	6,939,663
Paul D. Finkelstein	33,844,252	7,265,719
Thomas L. Gregory	34,162,143	6,947,828
Van Zandt Hawn	34,171,160	6,938,811
Susan S. Hoyt	34,159,932	6,950,039
David B. Kunin	33,464,344	7,645,627
Myron Kunin	33,139,775	7,970,196

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	39,856,874
Against	1,131,191
Abstain	121,906

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits:

Exhibit 10

Master Agreement Dated October 11, 2007 by in Between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, Regis Corporation and Artal Group S.A.

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

(b)  Reports on Form 8-K:

The following reports on Form 8-K were furnished during the six months ended December 31, 2007:

Form 8-K dated July 12, 2007 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter and year ended June 30, 2007.

Form 8-K dated August 22, 2007 related to the announcement of the Company’s financial results for the quarter and year ended June 30, 2007.

Form 8-K dated September 28, 2007 related to the announcement that the Company is in discussion concerning a possible joint venture in Europe with the Franck Provost group.

Form 8-K dated October 10, 2007 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended September 30, 2007.

Form 8-K dated October 12, 2007 related to the announcement that the Company entered into a business combination agreement with the Franck Provost group.

Form 8-K dated October 22, 2007 related to the announcement of the Company’s financial results for the quarter ended September 30, 2007.

Form 8-K dated January 11, 2008 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended December 31, 2007.

Form 8-K dated January 18, 2008 related to the announcement that the Company entered into a stock purchase agreement with Cameron Capital Investments, Inc. to purchase all Capital Stock of Cameron Capital I, Inc.

Form 8-K dated January 22, 2008 related to the announcement of the Company’s financial results for the quarter ended December 31, 2007.

Form 8-K dated January 31, 2008 related to the announcement that the Company closed on its transaction with the Franck Provost group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 7, 2008	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and Administrative Officer

Signing on behalf of the registrant and as principal accounting officer