Form 10-Q
period 2008-03-31
REGIS CORP
filed 2008-05-06
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2008:

Common Stock, $.05 par value	43,008,944
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Information

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
as of March 31, 2008 and June 30, 2007
(In thousands, except share data)

	March 31, 2008	June 30, 2007
ASSETS
Current assets:
Cash and cash equivalents	$136,289	$184,785
Receivables, net	41,972	67,773
Inventories	210,406	196,582
Deferred income taxes	12,778	18,775
Other current assets	47,489	57,149
Total current assets	448,934	525,064

Property and equipment, net	489,401	494,085
Goodwill	863,265	812,383
Other intangibles, net	144,841	213,452
Investment in affiliates	196,752	20,213
Other assets	93,292	66,917

Total assets	$2,236,485	$2,132,114

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$201,931	$223,352
Accounts payable	67,012	74,532
Accrued expenses	205,830	240,748
Total current liabilities	474,773	538,632

Long-term debt and capital lease obligations	597,224	485,879
Other noncurrent liabilities	212,569	194,295
Total liabilities	1,284,566	1,218,806

Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 42,913,895 and 44,164,645 common shares at March 31, 2008 and June 30, 2007, respectively	2,145	2,209
Additional paid-in capital	143,801	178,029
Accumulated other comprehensive income	98,547	78,278
Retained earnings	707,426	654,792

Total shareholders’ equity	951,919	913,308

Total liabilities and shareholders’ equity	$2,236,485	$2,132,114

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended March 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007
Revenues:
Service	$475,177	$449,548
Product	190,562	185,462
Royalties and fees	14,316	20,024
	680,055	655,034

Operating expenses:
Cost of service	274,793	254,621
Cost of product	97,377	93,685
Site operating expenses	52,275	51,462
General and administrative	82,290	83,298
Rent	100,900	95,259
Depreciation and amortization	30,254	30,442
Goodwill impairment	—	23,000
Total operating expenses	637,889	631,767

Operating income	42,166	23,267

Other income (expense):
Interest expense	(11,330)	(10,355)
Interest income and other,net	1,832	1,075

Income before income taxes and equity in income of affiliated companies	32,668	13,987

Income taxes	(14,338)	(8,659)
Equity in income of affiliated companies, net of income taxes	638	—

Net income	$18,968	$5,328

Net income per share:
Basic	$0.44	$0.12
Diluted	$0.44	$0.12

Weighted average common and common equivalent shares outstanding:
Basic	42,638	44,703
Diluted	43,025	45,564

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the nine months ended March 31, 2008 and 2007
(In thousands, except per share data)

	2008	2007
Revenues:
Service	$1,392,763	$1,324,445
Product	580,040	567,139
Royalties and fees	57,018	59,683
	2,029,821	1,951,267

Operating expenses:
Cost of service	803,830	749,759
Cost of product	296,499	288,078
Site operating expenses	154,804	162,235
General and administrative	254,786	242,662
Rent	298,431	280,594
Depreciation and amortization	93,440	90,396
Goodwill impairment	—	23,000
Total operating expenses	1,901,790	1,836,724

Operating income	128,031	114,543

Other income (expense):
Interest expense	(33,668)	(30,864)
Interest income and other, net	6,079	3,468

Income before income taxes and equity in income of affiliated companies	100,442	87,147

Income taxes	(39,009)	(31,852)
Equity in income of affiliated companies, net of income taxes	690	—

Net income	$62,123	$55,295

Net income per share:
Basic	$1.43	$1.23
Diluted	$1.42	$1.21

Weighted average common and common equivalent shares outstanding:
Basic	43,303	44,807
Diluted	43,831	45,712

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the nine months ended March 31, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$62,123	$55,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	84,800	81,233
Amortization	8,640	9,163
Equity in income of affiliated companies	(690)	—
Deferred income taxes	1,250	(462)
Goodwill impairment	—	23,000
Excess tax benefits from stock-based compensation plans	(1,335)	(4,135)
Stock-based compensation	4,998	3,505
Other noncash items affecting earnings	1,874	2,636
Changes in operating assets and liabilities:
Receivables	(1,183)	(8,353)
Inventories	(3,740)	1,200
Other current assets	4,488	(20,327)
Other assets	13,949	1,673
Accounts payable	(6,032)	6,041
Accrued expenses	(1,453)	16,072
Other noncurrent liabilities	150	10,232
Net cash provided by operating activities	167,839	176,773

Cash flows from investing activities:
Capital expenditures	(64,696)	(66,611)
Proceeds from sale of assets	21	223
Asset acquisitions, net of cash acquired and certain obligations assumed	(124,379)	(34,171)
Proceeds from loans and investments	10,000	5,250
Disbursements for loans and investments	(43,900)	(19,984)
Transfer of cash related to contribution of schools and European franchise salon operations	(14,570)	—
Net investment hedge settlement	—	(8,897)
Net cash used in investing activities	(237,524)	(124,190)

Cash flows from financing activities:
Borrowings on revolving credit facilities	6,883,917	5,015,956
Payments on revolving credit facilities	(6,863,630)	(4,976,950)
Proceeds from issuance of long-term debt	125,000	25,000
Repayments of long-term debt and capital lease obligations	(67,926)	(32,861)
Excess tax benefits from stock-based compensation plans	1,335	4,135
Other, primarily decrease in negative book cash balances	(7,343)	(4,976)
Repurchase of common stock	(49,956)	(41,298)
Proceeds from issuance of common stock	7,897	12,312
Dividends paid	(5,245)	(5,411)
Net cash provided by (used in) financing activities	24,049	(4,093)

Effect of exchange rate changes on cash and cash equivalents	(2,860)	2,288

(Decrease) increase in cash and cash equivalents	(48,496)	50,778

Cash and cash equivalents:
Beginning of period	184,785	135,397
End of period	$136,289	$186,175

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
(Unaudited)

1.             BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL INFORMATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Information of Regis Corporation (the Company) as of March 31, 2008 and for the three and nine months ended March 31, 2008 and 2007, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2008 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed financial information of the Company as of March 31, 2008 and for the three and nine month periods ended March 31, 2008 and 2007 included in this Form 10-Q, has been reviewed by PricewaterhouseCoopers LLP, an Independent Registered Public Accounting Firm. Their separate report dated May 6, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted:  stock options, equity-based stock appreciation rights (SARS), restricted stock and restricted stock units (RSUs). The stock-based awards, other than RSUs, expire within ten years from the grant date. The Company utilizes an option-pricing model to estimate the fair value of options at their grant date. Compensation expense for its stock-based compensation awards, other than RSUs, is generally recognized on a straight-line basis over a five-year vesting period. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

Total compensation expense related to share-based compensation plans was $1.7 and $5.0 million for the three and nine months ended March 31, 2008, respectively, and $1.2 and $3.5 million for the three and nine months ended March 31, 2007, respectively. A summary of outstanding and exercisable options as of March 31, 2008, and changes during the three and nine months ended March 31, 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price
	(In thousands)
Outstanding at July 1, 2007	2,193	$22.97
Granted	—	—
Exercised	(29)	24.42
Forfeited or expired	(39)	33.02
Outstanding at September 30, 2007	2,125	$22.65
Granted	—	—
Exercised	(410)	16.24
Forfeited or expired	(14)	35.41
Outstanding at December 31, 2007	1,701	$24.08
Granted	—	—
Exercised	(32)	17.30
Forfeited or expired	(11)	37.49
Outstanding at March 31, 2008	1,658	$24.14
Exercisable at March 31, 2008	1,295	$20.68

An additional 349,732 shares are expected to vest with a $36.44 weighted average exercise price and a weighted average remaining contractual term of 7.7 years. The total intrinsic value of options exercised during the three and nine months ended March 31, 2008 was $0.3 and $6.6 million, respectively, and $4.7 and $15.9 million for the three and nine months ended March 31, 2007, respectively.

A summary of the nonvested restricted stock shares, RSUs and SARs outstanding as of March 31, 2008 and changes during the three and nine months ended March 31, 2008 is presented below:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price

Balance, June 30, 2007	473,700	$38.36	400,300	$37.53
Granted	—	—	—	—
Vested/Exercised	(301)	36.20	—	—
Forfeited or expired	(11,150)	37.73	(9,950)	38.61
Balance, September 30, 2007	462,249	$37.83	390,350	$38.24
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	—	—	(1,500)	39.11
Balance, December 31, 2007	462,249	$37.83	388,850	$38.24
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Balance, March 31, 2008	462,249	$37.83	388,850	$38.24

The total unrecognized compensation cost related to unvested stock-based compensation arrangements was $19.8 million at March 31, 2008 and the related weighted average period over which it is expected to be recognized is approximately 3.3 years.

Recent Accounting Pronouncements:

In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the Company’s first quarter of fiscal year 2009). In February 2008, the FASB deferred SFAS No. 157’s effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company does not expect it will elect to adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more than likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company’s fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS No. 141(R) on its Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years beginning after November 15, 2008 (i.e. the Company’s first quarter of fiscal year 2010). The Company intends to comply with the disclosure requirements upon adoption.

2.             SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME:

Additional Paid-In Capital

The decrease in additional paid-in capital during the nine months ended March 31, 2008 was due to the following:

(Dollars in thousands)
Balance, June 30, 2007	$178,029
Exercise of stock options	7,874
Franchise stock incentive program	416
Tax benefit realized upon exercise of stock options	2,447
Stock-based compensation	4,998
FIN 48 adoption adjustment	(93)
Stock repurchase	(49,870)
Balance, March 31, 2008	$143,801

Comprehensive Income

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and nine months ended March 31, 2008 and 2007 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2008	2007	2008	2007
	(Dollars in thousands)
Net income	$18,968	$5,328	$62,123	$55,295
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(1,023)	(82)	(3,865)	(771)
Change in cumulative foreign currency translation, net of taxes	2,396	1,784	24,134	9,195

Total comprehensive income	$20,341	$7,030	$82,392	$63,719

3.             NET INCOME PER SHARE:

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2008	2007	2008	2007
	(Shares in thousands)
Weighted average shares for basic earnings per share	42,638	44,703	43,303	44,807
Effect of dilutive securities:
Dilutive effect of stock-based compensation	280	812	421	856
Contingent shares issuable under contingent stock agreements (see Note 5)	107	49	107	49
Weighted average shares for diluted earnings per share	43,025	45,564	43,831	45,712
Anti-dilutive stock-based compensation shares excluded from the above computations:
Stock options, SARs, restricted stock and RSUs	1,441	858	1,217	796

Restricted stock awards, including restricted stock units, of 462,249 shares for the three and nine months ended March 31, 2008 and 347,300 shares for the three and nine months ended March 31, 2007, were excluded from the computation of basic weighted average shares outstanding as such shares were not yet vested at these dates.

4.             GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2008 and June 30, 2007:

	Salons		Beauty	Hair Restoration
	North America	International	Schools(1)	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2007	$570,161	$46,487	$60,934	$134,801	$812,383
Goodwill acquired	76,816	6,038	—	15,073	97,927
Impact of contribution of certain beauty schools (1)	13,829	13,071	(60,960)	—	(34,060)
Impact of contribution of European franchise salon operations (2)	—	(22,366)	—	—	(22,366)
Adjustment related to FIN 48	—	—	—	3,859	3,859
Translation rate adjustments	1,649	3,847	26	—	5,522
Balance at March 31, 2008	$662,455	$47,077	$—	$153,733	$863,265

(1)   On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations and assets for the Vidal Sassoon schools are included in the respective North American and International salon segments.

(2)   On January 31, 2008 the Company merged its continental European franchise salon operations with the Franck Provost Salon Group (See Note 5).

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

During the three months ended March 31, 2008 and 2007, the Company performed its annual goodwill impairment analysis on its reporting units. Based on the Company’s testing no impairment of goodwill was recorded during the three months ended March 31, 2008. A $23.0 million impairment charge was recorded during the three months ended March 31, 2007.

Related to the adoption of FIN 48, effective July 1, 2007 the Company recorded a $3.9 million adjustment to goodwill to account for preacquisition tax positions at the Company’s hair restoration centers segment.

The table below presents other intangible assets as of March 31, 2008 and June 30, 2007:

	March 31, 2008			June 30, 2007
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$84,464	$(7,229)	$77,235	$112,999	$(10,193)	$102,806
Customer lists	51,317	(16,161)	35,156	48,744	(9,970)	38,774
Franchise agreements	21,919	(5,892)	16,027	27,149	(7,538)	19,611
Lease intangibles	14,983	(2,657)	12,326	13,933	(4,818)	9,115
Product license agreements	—	—	—	16,946	(2,944)	14,002
School-related licenses	—	—	—	25,428	(1,247)	24,181
Non-compete agreements	719	(608)	111	691	(644)	47
Other	7,800	(3,814)	3,986	7,728	(2,812)	4,916
	$181,202	$(36,361)	$144,841	$253,618	$(40,166)	$213,452

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

Weighted Average
Amortization Period
(In years)
Amortized intangible assets:
Brand assets and trade names	38
Customer list	10
Franchise agreements	22
Lease intangibles	19
Product license agreements	30
Non-compete agreements	6
Other	9
Total	26

Total amortization expense related to amortizable intangible assets was approximately $2.8 and $3.0 million during the three months ended March 31, 2008 and 2007, and $8.5 and $8.7 million during the nine months ended March 31, 2008 and 2007. As of March 31, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2008 (Remainder: three-month period)	$3,254
2009	12,386
2010	12,125
2011	11,959
2012	11,805

5.             ACQUISITIONS, INVESTMENT IN AFFILIATES AND LOANS:

Acquisitions

During the nine months ended March 31, 2008 and 2007, the Company made numerous salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2008 and 2007 and the allocation of the purchase prices were as follows:

	For the Nine Months Ended March 31,
Allocation of Purchase Prices	2008	2007
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$124,379	$34,171
Note receivable applied to purchase price	10,000	—
Liabilities assumed	2,602	559
	$136,981	$34,730
Allocation of the purchase price:
Current assets	$15,184	$2,225
Property and equipment	20,414	5,298
Deferred income tax asset	—	1,043
Other noncurrent assets	1,210	52
Goodwill	97,927	24,256
Identifiable intangible assets	15,976	2,798
Accounts payable and accrued expenses	(12,330)	(150)
Deferred income tax liability	—	(436)
Other noncurrent liabilities	(1,400)	(356)
	$136,981	$34,730

For a certain acquisition the required purchase accounting adjustments, including the allocation of the purchase price based on the fair values of the assets acquired have been made based upon preliminary valuations, which are still in review and are subject to change. Based upon the Company’s final valuation and review it may determine that certain tangible or intangible assets require revision. The Company anticipates that it will finalize the purchase price allocation within the fourth quarter of fiscal year 2008. Any adjustments to the purchase price allocation will be recorded as an increase or decrease in goodwill.

In a limited number of acquisitions, the Company guarantees that the stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At March 31, 2008, one contingency of this type exists, which expires in June of 2008. Based on the March 31, 2008 market price, the Company would be required to provide an additional 106,707 shares with an aggregate market value on that date of $2.9 million related to this acquisition contingency if the agreed upon time frame was assumed to have expired March 31, 2008. These contingently issuable shares have been included in the calculation of diluted earnings per share.

The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists, service quality and price point competitiveness. These attributes represent the “going concern” value of the salon.

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as the acquisition of hair restoration centers, is not deductible for tax purposes due to the acquisition structure of the transaction.

During the nine months ended March 31, 2008 and 2007, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in Affiliates and Loans

The table below presents investments in affiliates as of March 31, 2008 and June 30, 2007:

	March 31, 2008	June 30, 2007
	(Dollars in thousands)
Provalliance	$112,276	$—
Empire Education Group, Inc.	73,011	—
Intelligent Nutrients, LLC	6,592	8,114
Yamano Holdings	4,873	8,080
PureBeauty/Beauty First	—	4,019
	$196,752	$20,213

Investment in Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent minority interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,300 company-owned and franchise salons as of March 31, 2008.

The carrying value of the contributed European franchise salon operations approximated the estimated fair value of the Company’s interest in Provalliance. The Company’s net asset value in its European franchise salon operations as of January 31, 2008 was recorded as an investment in Provalliance and no gain or loss was recognized on the date of the merger.

The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018.  The acquisition price is determined based on the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing 12 month period which is intended to approximate fair value.  The estimated fair value of this Equity Put has been included as a component of the Company’s investment in Provalliance with a corresponding liability for the same amount.  The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

The Company’s investment in Provalliance is accounted for under the equity method of accounting. During the period from the date of the merger on January 31, 2008 to March 31, 2008, the Company recorded $1.1 million of equity in income related to its investment in Provalliance. As of March 31, 2008, the identifiable intangible assets of Provalliance resulting from the merger and the Equity Put are based on preliminary estimates of fair value which are expected to be finalized by the Company or Provalliance during the Company’s fourth quarter ending June 30, 2008. Any changes in the fair value of the Equity Put in future periods thereafter, will be recorded in the Company’s consolidated statement of operations.

Investment in Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent minority interest in EEG. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Once the integration of the Regis schools is complete, the Company expects to share in significant synergies and operating improvements. EEG operates 87 accredited cosmetology schools.

The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in EEG, resulting in no gain or loss on the date of contribution. The Company’s investment in EEG is accounted for under the equity method of accounting. Subsequent to August 1, 2007, the Company completed $22.5 million of loans and advances to EEG, of which $12.5 million was outstanding at March 31, 2008. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. In connection with the buyout, the Company advanced EEG, an additional $21.4 million, of which $21.4 million was outstanding at March 31, 2008. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loans.

The Company will continue to account for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. During the three and nine months ended March 31, 2008 the Company recorded $0.4 and $0.8 million of interest income, respectively, related to the loans and advances. During the three and nine months ended March 31, 2008, the Company recorded less than $0.1 million and $0.7 million, respectively, of equity earnings related to its investment in EEG.

Investment in Intelligent Nutrients

The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s ownership percentage decreased from 50.0 percent to 49.0 percent during the three months ended March 31, 2008 due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair care and personal care products is in development and is expected to be available in the summer of calendar year 2008. These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. During the three and nine months ended March 31, 2008 the Company recorded losses of $0.4 and $1.0 million, respectively, net of $0.2 and $0.6 million, respectively, of tax benefit related to this equity investment.

Investment in Yamano Holdings

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for an aggregate amount of 1.3 billion JPY ($11.9 million USD at March 31, 2008). A portion of the notes are exchangeable for approximately 14.8 percent of the outstanding shares of Beauty Takashi Co. Ltd., a subsidiary of Yamano Holdings. The exchangeable portion of the notes is accounted for as a cost method investment. The notes, excluding the exchangeable portion are recorded in the condensed consolidated balance sheet as current assets and long-term assets of $3.9 and $3.1 million, respectively. The Company recorded less than $0.1 million in interest income related to the exchangeable notes and loan obligation during the three and nine months ended March 31, 2008. In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into a business collaboration agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

Investment in Cameron Capital (PureBeauty and BeautyFirst)

On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owns and operates PureBeauty and BeautyFirst salons. CCI is now accounted for as a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company held a 19.9 percent interest in the voting common stock of CCI which was accounted for under the equity method of accounting and had $10.0 million of long-term notes receivable under a credit agreement with the majority corporate investor in this privately held entity. The long-term notes receivable were incorporated as part of the purchase price of the acquisition. During the three and nine months ended March 31, 2008 the Company recorded losses of less than $0.1 million related to this equity investment.

Investment in Cool Cuts 4 Kids, Inc.

The Company holds an interest of less than 20 percent in the preferred stock of a privately held entity, Cool Cuts 4 Kids, Inc. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss for the full carrying value of the investment. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

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

8.             INCOME TAXES:

The reported effective income tax rate was 43.9 percent and 61.9 percent for the three months ended March 31, 2008 and 2007, respectively, and 38.9 percent and 36.5 percent for the nine months ended March 31, 2008 and 2007, respectively. The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Tax Rate Reconciliation	2008	2007	2008	2007
U.S. statutory tax rate	35.0%	35.0%	35.0%	35.0%
Adjustments resulting from:
State income taxes, net of federal income tax benefit	4.0	2.2	4.0	2.2
Foreign income taxes at other than U.S. rates	0.6	(8.9)	(1.6)	(3.1)
Work Opportunity Tax Credits and jobs tax credits, net	(1.7)	(8.7)	(1.8)	(3.9)
Repatriation costs	3.7	—	1.3	—
Tax effect of goodwill impairment	—	42.6	—	6.2
Other, net	2.3	(0.3)	2.0	0.1
Effective income tax rate	43.9%	61.9%	38.9%	36.5%

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

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and a number of countries in continental Europe as well as states, cities, and provinces within these jurisdictions. With few exceptions, tax years prior to June 30, 2004 are closed to audit. The Company, or its subsidiaries, is currently under audit by a number of states as well as Canada and the United Kingdom, and it is reasonably certain that some or all of these audits might be resolved within the next twelve months. Resolution of these audits could result in offsets to other balance sheet accounts, cash payments, and/or adjustments to the annual effective rate. The Company does not expect a significant increase or decrease in unrecognized tax benefits over the next 12 months. Between July 1, 2007 and March 31, 2008, there were no material changes to the Company’s gross liability for unrecognized tax benefits.

9.             SEGMENT INFORMATION:

As of March 31, 2008, the company owned, franchised, or held ownership interests in over 13,400 worldwide locations. The Company’s locations consisted of 10,255 North American salons (located in the United States, Canada and Puerto Rico), 474 international salons, 90 hair restoration centers and approximately 2,630 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Strip Center salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons generally display similar economic characteristics. The salons share interdependencies and a common support base.  The Company’s International salon operations, which are primarily in Europe, are located in malls, leading department stores, mass merchants and high-street locations. The Company’s hair restoration centers are located in the United States and Canada.

On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007, results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

Based on the way the Company manages its business, it has reported its North American salons, International salons and hair restoration centers as three separate reportable segments.

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	March 31, 2008	June 30, 2007
	(Dollars in thousands)
North American salons	$1,336,126	$1,070,776
International salons	231,839	210,629
Beauty schools	—	163,818
Hair restoration centers	281,587	262,295
Unallocated corporate	386,933	424,596
Consolidated	$2,236,485	$2,132,114

	For the Three Months Ended March 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$422,208	$36,772	$16,197	$—	$475,177
Product	157,328	15,853	17,381	—	190,562
Royalties and fees	9,930	3,348	1,038	—	14,316
	589,466	55,973	34,616	—	680,055
Operating expenses:
Cost of service	245,562	20,405	8,826	—	274,793
Cost of product	83,729	8,672	4,976	—	97,377
Site operating expenses	47,431	3,611	1,233	—	52,275
General and administrative	34,680	7,543	8,018	32,049	82,290
Rent	85,473	12,991	1,923	513	100,900
Depreciation and amortization	21,469	2,223	2,627	3,935	30,254
Total operating expenses	518,344	55,445	27,603	36,497	637,889

Operating income (loss)	71,122	528	7,013	(36,497)	42,166

Other income (expense):
Interest expense	—	—	—	(11,330)	(11,330)
Interest income and other, net	—	—	—	1,832	1,832
Income (loss) before income taxes and equity in income of affiliated companies	$71,122	$528	$7,013	$(45,995)	$32,668

(1) On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group. For the three months ended March 31, 2008 the results of operations for the month ended January 31, 2008 are reported in the International salon segment.

	For the Three Months Ended March 31, 2007
	Salons		Beauty	Hair Restoration	Unallocated
	North America	International	Schools	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$379,903	$34,856	$20,459	$14,330	$—	$449,548
Product	150,356	16,794	2,582	15,730	—	185,462
Royalties and fees	9,383	9,342	—	1,299	—	20,024
	539,642	60,992	23,041	31,359	—	655,034

Operating expenses:
Cost of service	220,079	18,922	8,035	7,585	—	254,621
Cost of product	77,323	10,151	1,485	4,726	—	93,685
Site operating expenses	43,302	2,792	4,050	1,318	—	51,462
General and administrative	29,507	11,218	2,357	7,226	32,990	83,298
Rent	79,119	11,662	2,348	1,626	504	95,259
Depreciation and amortization	20,736	2,191	852	2,432	4,231	30,442
Goodwill impairment(1)	—	—	23,000	—	—	23,000
Total operating expenses	470,066	56,936	42,127	24,913	37,725	631,767

Operating income (loss)	69,576	4,056	(19,086)	6,446	(37,725)	23,267

Other income (expense):
Interest expense	—	—	—	—	(10,355)	(10,355)
Interest income and other, net	—	—	—	—	1,075	1,075
Income (loss) before income taxes and equity in income of affiliated companies	$69,576	$4,056	$(19,086)	$6,446	$(47,005)	$13,987

(1) During the three months ended March 31, 2007, the Company performed its annual impairment analysis on its reporting units. Based on the Company’s testing, a $23.0 million impairment charge was recorded during the three months ended March 31, 2007.

	For the Nine Months Ended March 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,228,724	$118,425	$45,614	$—	$1,392,763
Product	478,964	50,279	50,797	—	580,040
Royalties and fees	29,979	23,606	3,433	—	57,018
	1,737,667	192,310	99,844	—	2,029,821
Operating expenses:
Cost of service	714,117	64,917	24,796	—	803,830
Cost of product	254,364	27,400	14,735	—	296,499
Site operating expenses	140,468	10,526	3,810	—	154,804
General and administrative	101,068	31,143	22,534	100,041	254,786
Rent	251,793	39,904	5,308	1,426	298,431
Depreciation and amortization	65,054	7,271	7,676	13,439	93,440
Total operating expenses	1,526,864	181,161	78,859	114,906	1,901,790

Operating income (loss)	210,803	11,149	20,985	(114,906)	128,031

Other income (expense):
Interest expense	—	—	—	(33,668)	(33,668)
Interest income and other, net	—	—	—	6,079	6,079
Income (loss) before income taxes and equity in income of affiliated companies	$210,803	$11,149	$20,985	$(142,495)	$100,442

(1)   On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the nine months ended March 31, 2008, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group. For the nine months ended March 31, 2008, the results of operations for the seven months ended January 31, 2008 are reported in the International salon segment.

	For the Nine Months Ended March 31, 2007
	Salons		Beauty	Hair Restoration	Unallocated
(Dollars in thousands)	North America	International	Schools	Centers	Corporate	Consolidated
Revenues:
Service	$1,123,263	$103,780	$57,565	$39,837	$—	$1,324,445
Product	467,520	46,154	6,817	46,648	—	567,139
Royalties and fees	28,678	27,302	—	3,703	—	59,683
	1,619,461	177,236	64,382	90,188	—	1,951,267

Operating expenses:
Cost of service	648,314	55,518	24,255	21,672	—	749,759
Cost of product	241,618	28,026	4,413	14,021	—	288,078
Site operating expenses	138,146	7,867	12,596	3,626	—	162,235
General and administrative	88,897	32,944	7,520	20,045	93,256	242,662
Rent	233,704	33,768	6,825	4,898	1,399	280,594
Depreciation and amortization	61,506	6,256	2,493	7,156	12,985	90,396
Goodwill impairment(1)	—	—	23,000	—	—	23,000
Total operating expenses	1,412,185	164,379	81,102	71,418	107,640	1,836,724

Operating income	207,276	12,857	(16,720)	18,770	(107,640)	114,543

Other income (expense):
Interest expense	—	—	—	—	(30,864)	(30,864)
Interest income and other, net	—	—	—	—	3,468	3,468
Income before income taxes and equity in income of affiliated companies	$207,276	$12,857	$(16,720)	$18,770	$(135,036)	$87,147

(1) During the three months ended March 31, 2007, the Company performed its annual impairment analysis on its reporting units. Based on the Company’s testing, a $23.0 million impairment charge was recorded during the nine months ended March 31, 2007.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2008 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2008 and 2007 and of cash flows for the nine month periods ended March 31, 2008 and 2007.  This interim financial information is the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2007, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2007, we expressed an unqualified opinions on those financial statements (our opinion contained an explanatory paragraph stating that the Company changed the manner in which it accounts for defined benefit arrangements effective June 30, 2007). In our opinion, the accompanying consolidated balance sheet information as of June 30, 2007, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 8 to the Condensed Consolidated financial statements, Regis Corporation changed the manner in which it accounts for unrecognized income tax benefits effective July 1, 2007.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
May 6, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial information with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•      Management’s Overview

•      Critical Accounting Policies

•      Overview of Results

•      Results of Operations

•      Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of March 31, 2008, we owned, franchised or held ownership interests in over 13,400 worldwide locations. Our locations consisted of 10,729 system wide North American and International salons, 90 hair restoration centers and approximately 2,630 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 10,255 salons, including 2,209 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our International salon operations include 474 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 90 North American locations, including 35 franchise locations. During the nine months ended March 31, 2008, we had approximately 63,800 corporate employees worldwide.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of March 31, 2008, we own a 55.1 percent minority interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method as Empire Beauty School retains majority voiting interest and has full responsibility for managing EEG. This transaction leverages EEG’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. Once the integration of the Regis schools is complete, we expect to share in significant synergies and operating improvements. The combined Empire Education Group, Inc. includes 87 accredited cosmetology schools with annual revenues of approximately $130 million. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent minority interest in the newly formed entity, Provalliance. This transaction is expected to create significant growth opportunities for Europe’s salon brands. The Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. Provalliance will operate over 2,300 company-owned and franchise salons.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2008, our outlook for constructed salons is approximately 320 units, and we expect to add between 900 and 1,000 net locations through a combination of organic, acquisition and franchise growth. Capital expenditures in fiscal year 2008, excluding acquisition expenditures, are projected to be approximately $100 million, which includes approximately $50 million for salon maintenance.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open several hundred salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current economic cycles (i.e., lengthening of customer visitation patterns), we project our annual fiscal year 2008 consolidated same-store sales increase to be 0.5 to 1.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to March 31, 2008, we acquired 7,812 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

Hair Restoration Business

In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is a provider of hair loss solutions with an estimated five percent share of the $4 billion domestic market. This industry is comprised of numerous locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon, nor dilutive to, our existing salon business.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2007 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Information contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2007 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended March 31, 2008.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2008

•      Revenues increased 3.8 percent to $680.1 million and consolidated same-store sales increased 1.4 percent during the three months ended March 31, 2008.

•      The increase in operating income as a percentage of consolidated revenues during the three months ended March 31, 2008 was primarily due to the absence of a nonrecurring pre-tax, non-cash goodwill impairment charge for which the Company recorded a $23.0 million impairment charge associated with the Company’s accredited cosmetology schools during the three months ended March 31, 2007.

•      During the three months ended March 31, 2008, we acquired 224 corporate locations, including 25 franchise location buybacks (none of which were hair restoration centers). We built 97 corporate locations and closed, converted or relocated 64 locations. Our franchisees constructed 26 locations and closed, sold back to us, converted or relocated 99 locations, and merged 1,587 locations with the Franck Provost Salon Group during the three months ended March 31, 2008. As of March 31, 2008, we had 8,520 company-owned locations, 2,209 franchise locations and 90 hair restoration centers (55 company-owned and 35 franchise locations).

•      The effective income tax rate for the three months ended March 31, 2008 of 43.9 percent was negatively impacted by a tax charge associated with repatriating approximately $30.0 million of cash previously considered to be indefinitely reinvested outside of the United States. The effective income tax rate of 61.9 percent for the three months ended March 31, 2007 was negatively impacted by a goodwill impairment charge, as the majority of the associated goodwill written off is not deductible for tax purposes. This was partially offset by Work Opportunity and Welfare-to-Work Tax Credits earned during the quarter.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
Results of Operations as a Percent of Revenues	2008	2007	2008	2007
Service revenues	69.9%	68.6%	68.6%	67.8%
Product revenues	28.0	28.3	28.6	29.1
Franchise royalties and fees	2.1	3.1	2.8	3.1
	100.0	100.0	100.0	100.0
Operating expenses:
Cost of service (1)	57.8	56.6	57.7	56.6
Cost of product (2)	51.1	50.5	51.1	50.8
Site operating expenses	7.7	7.9	7.6	8.3
General and administrative	12.1	12.7	12.6	12.4
Rent	14.8	14.5	14.7	14.4
Depreciation and amortization	4.4	4.6	4.6	4.6
Goodwill impairment	—	3.5	—	1.2

Operating income	6.2	3.6	6.3	5.9
Income before income taxes and equity in income of affiliated companies	4.8	2.1	4.9	4.5
Net income	2.8	0.8	3.1	2.8

(1)   Computed as a percent of service revenues and excludes depreciation expense.

(2)   Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 3.8 percent to $680.1 million during the three months ended March 31, 2008 and 4.0 percent to $2,029.8 million during the nine months ended March 31, 2008. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2008	2007	2008	2007
	(Dollars in thousands)
North American salons:
Regis	$130,184	$126,137	$386,532	$373,872
MasterCuts	44,755	43,835	132,223	131,978
Trade Secret(1)	61,286	58,098	189,275	196,002
SmartStyle	130,476	119,284	374,759	343,086
Strip Center(1)	222,765	192,288	649,320	574,523
Other(2)	—	—	5,558
Total North American Salons	589,466	539,642	1,737,667	1,619,461
International salons(1)(3)	55,973	60,992	192,310	177,236
Beauty schools(2)	—	23,041	—	64,382
Hair restoration centers(1)	34,616	31,359	99,844	90,188
Consolidated revenues	$680,055	$655,034	$2,029,821	$1,951,267
Percent change from prior year	3.8%	8.4%	4.0%	8.7%
Salon same-store sales increase (4)	1.4%	0.0%	0.5%	0.3%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2008 and 2007, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	5.4%	4.4%	4.1%	5.2%
Organic growth	2.5	3.6	2.8	3.1
Foreign currency	1.0	0.9	1.2	0.9
Franchise revenues	(1.1)	—	(0.3)	—
Closed salons(2)	(4.0)	(0.5)	(3.8)	(0.5)
	3.8%	8.4%	4.0%	8.7%

(1)    Includes aggregate franchise royalties and fees of $14.3 and $20.0 million for the three months ended March 31, 2008 and 2007, respectively, and $57.0 and $59.7 million for the nine months ended March 31, 2008 and 2007, respectively.  North American salon franchise royalties and fees represented 69.4 and 46.9 percent of total franchise revenues in the three months ended March 31, 2008 and 2007, respectively, and 52.6 and 48.1 percent of total franchise revenues in the nine months ended March 31, 2008 and 2007, respectively. The increase in North American salon franchise royalties and fees as a percent of total franchise revenues for the three and nine months ended March 31, 2008 is a result of the deconsolidation of the Company’s European franchise salon operations.

(2)    On August 1, 2007, the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and nine months ended March 31, 2007 the accredited cosmetology schools generated revenue of $18.6 million and $51.5 million, respectively, which represented 2.8 percent and 2.6 percent of consolidated revenues in the respective periods. For the nine months ended March 31, 2008, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Subsequent to August 1, 2007 results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

(3)    On January 31, 2008, the Company deconsolidated the results of operations of its European franchise salon operations. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and nine months ended March 31, 2007 the European franchise salon operations generated revenue of $14.2 million and $42.2 million, respectively, which represented 2.2 percent of consolidated revenues in the respective periods.

(4)   Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in determining the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

We acquired 541 salons (including 108 franchise salon buybacks and six hair restoration centers) during the twelve months ended March 31, 2008. The organic growth was due to the construction of 339 company-owned salons during the twelve months ended March 31, 2008. We closed 300 salons (including 132 franchise salons) during the twelve months ended March 31, 2008.

During the three and nine months ended March 31, 2008 and 2007, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

During the twelve months ended March 31, 2007, we acquired 277 salons (including 90 franchise salon buybacks), two beauty schools, and two hair restoration centers (including one franchise buyback). The organic growth stemmed from the construction of 458 company-owned salons during the twelve months ended March 31, 2007.  We closed 342 salons (including 160 franchise salons) during the twelve months ended March 31, 2007.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$475,177	$25,629	5.7%
2007	449,548	42,484	10.4
Nine Months
2008	$1,392,763	$68,318	5.2%
2007	1,324,445	127,134	10.6

The growth in service revenues during the three and nine months ended March 31, 2008 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 3.3 and 1.8 percent during the three and nine months ended March 31, 2008, as compared to an increase of 1.0 percent for the three and nine months ended March 31, 2007. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007 and our European franchise salon operations to Provalliance on January 31, 2008.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$190,562	$5,100	2.7%
2007	185,462	7,555	4.2
Nine Months
2008	$580,040	$12,901	2.3%
2007	567,139	27,372	5.1

Product revenues increased by $5.1 million and $12.9 million during the three and nine months ended March 31, 2008. Growth was not as robust as compared to the comparable prior periods due to negative same-store sales in our Trade Secret division. This decrease is a result of product diversion and increased appeal of mass hair care lines to the consumer. Consolidated same-store product sales decreased 3.3 and 2.7 percent during the three and nine months ended March 31, 2008 as compared to decreases of 2.3 and 1.3 percent during the comparable prior periods.

The growth in product revenues for the three and nine months ended March 31, 2007 was primarily due to acquisitions.  Growth during the three and nine months ended March 31, 2007 was not as robust as compared to the three and nine months ended March 31, 2006 due to same-store product sales decreases of 2.3 percent and 1.3 percent during the three and nine months ended March 31, 2007, respectively.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2008 and 2007 were as follows:

Periods Ended March 31,	Revenues	(Decrease) Increase Over Prior Fiscal Year
		Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$14,316	$(5,708)	(2.9)%
2007	20,024	948	5.0
Nine Months
2008	$57,018	$(2,665)	(4.5)%
2007	59,683	1,862	3.2

Total franchise locations open at March 31, 2008 were 2,244, including 35 franchise hair restoration centers, as compared to 3,772, including 41 franchise hair restoration centers, at March 31, 2007. We purchased 108 of our franchise salons and six franchise hair restoration centers during the twelve months ended March 31, 2008, and acquired franchisors of product-focused salons which operated 93 franchise locations. We also merged our European franchise salon operations with the Franck Provost Salon Group, which drove the overall decrease in the number of franchise salons between periods. The decrease in consolidated franchise revenues during the three and nine months ended March 31, 2008 was primarily due to the decrease in the number of franchise salons, offset by the weakening of the United States dollar against the Canadian dollar and Euro as compared to the exchange rates for the comparable prior period.

Total franchise locations open at March 31, 2007 and 2006 were 3,772 (including 41 franchise hair restoration centers) and 3,781 (including 42 franchise hair restoration centers), respectively. We purchased 90 of our franchise salons during the twelve months ended March 31, 2007 compared to 161 during the twelve months ended March 31, 2006, which drove the overall decrease in the number of franchise salons between periods. The increase in consolidated franchise revenues during the three and nine months ended March 31, 2007 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the three and nine months ended March 31, 2006, partially offset by a decreased number of franchise salons.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Gross	Margin as % of Service and Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$293,569	44.1%	$6,865	2.4%	(100)
2007	286,704	45.1	27,151	10.5	70
Nine Months
2008	$872,474	44.2%	$18,727	2.2%	(90)
2007	853,747	45.1	75,279	9.7	30

(1)	Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and nine months ended March 31, 2008 and 2007 was as follows:

Periods Ended March 31,	Service Margin	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
		Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$200,384	42.2%	$5,457	2.8%	(120)
2007	194,927	43.4	19,732	11.3	40
Nine Months
2008	$588,933	42.3%	$14,247	2.5%	(110)
2007	574,686	43.4	58,041	11.2	20

(1)	Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three and nine months ended March 31, 2008 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues, which accounted for 70 of the total 120 basis point decrease. The decrease was also due to a change made during the first fiscal quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. These retail-to-shop transfers amount to approximately $1.0 million each quarter. For the three and nine months ended March 31, 2008, reclassification accounted for approximately 30 basis points of the total 120 and 110 basis point decrease, respectively, and had no impact on total gross margin. Also contributing to the basis point decrease was slightly higher payroll costs for recent salon acquisitions.

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

Product Margin (Excluding Depreciation).  Product margin for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$93,185	48.9%	$1,408	1.5%	(60)
2007	91,777	49.5	7,419	8.8	210
Nine Months
2008	$283,541	48.9%	$4,480	1.6%	(30)
2007	279,061	49.2	17,238	6.6	70

(1)	Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in product margins as a percent of product revenues during the three and nine months ended March 31, 2008 was primarily due to a higher mix of retail promotional discounting, representing 90 basis points. The decrease was also due to recent salon acquisitions which have lower product margins (30 basis points), negative payroll leverage at our Trade Secret salons (25 basis points) and timing of donations (25 basis points). These items were offset by the deconsolidation of the beauty schools and European franchise salon operations (30 basis points) and the migration to a new, lower-cost product distribution model in the United Kingdom which includes shipping product from our United States distribution centers to the United Kingdom (45 basis points).

The basis point improvement in product margins as a percent of product revenues for the three and nine months ended March 31, 2007 was due to a reduction in retail promotional discounting as compared to the three and nine months ended March 31, 2006.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2008 and 2007 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$52,275	7.7%	$813	1.6%	(20)
2007	51,462	7.9	1,588	3.2	(40)
Nine Months
2008	$154,804	7.6%	$(7,431)	(4.6)%	(70)
2007	162,235	8.3	12,533	8.4	—

(1)	Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three and nine months ended March 31, 2008 was primarily due to a reduction in current year workers’ compensation expenses, as a result of successful safety and return-to-work programs implemented over the past few years. In addition, the absence of the beauty school segment site operating expenses from consolidated site operating expenses contributed to the basis point improvement.

The basis point improvement in site operating expenses as a percent of consolidated revenues for the three months ended March 31, 2007 was primarily due to a reduction in workers’ compensation expenses as a result of implementing new safety and return-to-work programs over the recent years. Site operating expenses as a percent of consolidated revenues for the nine months ended March 31, 2007 were consistent with the nine months ended March 31, 2006.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2008 and 2007 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$82,290	12.1%	$(1,008)	(1.2)%	(60)
2007	83,298	12.7	12,459	17.6	100
Nine Months
2008	$254,786	12.6%	$12,124	5.0%	20
2007	242,662	12.4	26,581	12.3	40

(1)	Represents the basis point change in G&A as a percent of total consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2008 was primarily due to deconsolidation of the European franchise salon operations, partially offset by the payroll costs associated with the PureBeauty transaction. The basis point increase in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2008 was primarily due to increased professional fees related to investment transactions.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2007 was primarily due to increases in certain benefit accruals related to deferred compensation and professional fees related to Deloitte Consulting LLP. The basis point increase in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2007 was due to the items stated above, offset by decreased international severance expenses.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2008 and 2007, was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$100,900	14.8%	$5,641	5.9%	30
2007	95,259	14.5	8,083	9.3	10
Nine Months
2008	$298,431	14.7%	$17,837	6.4%	30
2007	280,594	14.4	25,537	10.0	20

(1)	Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2008 and 2007 was primarily due the deconsolidation of the schools and European franchise salon operations. Absent the impact of these deconsolidations, rent expense would have been flat period over period.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2008 and 2007 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$30,254	4.4%	$(188)	0.6%	(20)
2007	30,442	4.6	2,381	8.5	—
Nine Months
2008	$93,440	4.6%	$3,044	3.4%	—
2007	90,396	4.6	9,180	11.3	10

(1)	Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in D&A as a percent of consolidated revenues during the three months ended March 31, 2008 was primarily due to a planned reduction in the number of new salons constructed during the current fiscal year. D&A as a percent of consolidated revenues during the nine months ended March 31, 2008 was consistent with the nine months ended March 31, 2007.

D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2007 was consistent with the three and nine months ended March 31, 2006.

Interest

Interest expense for the three and nine months ended March 31, 2008 and 2007 was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$11,330	1.7%	$975	9.4%	10
2007	10,355	1.6	1,418	15.9	10
Nine Months
2008	$33,668	1.7%	$2,804	9.1%	10
2007	30,864	1.6	5,003	19.3	20

(1)	Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2008 and was primarily due to increased debt levels used to fund customary acquisitions and investments and the repurchase of $50.0 million of our outstanding common stock.

The basis point increase in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2007 was primarily due to increased debt levels due to the Company’s repurchase of $41.3 million of our outstanding common stock, acquisitions and the timing of income tax payments during the nine months ended March 31, 2007.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three and nine months ended March 31, 2008 and 2007, was as follows:

	Equity in	Earnings as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended March 31,	Earnings	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$638	0.1%	$638	100.0%	10
2007	—	—	—	—	—
Nine Months
2008	$690	—%	$690	100.0%	—
2007	—	—	—	—	—

(1)	Represents the basis point change in equity in income of affiliates as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

On August 1, 2007, we contributed all of our accredited cosmetology schools to Empire Education Group, Inc (EEG) in exchange for a minority interest in EEG.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a minority interest in Provalliance.

This income relates to our equity investements in EEG, Provalliance, and other equity method investements as detailed in Note 5 to the Condensed Consolidated Financial Information.

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2008 and 2007 was as follows:

Periods Ended March 31,	Effective Income Tax Rate	Basis Point (Decrease) Increase
Three Months
2008	43.9%	(1,800)
2007	61.9	2,450
Nine Months
2008	38.9%	240
2007	36.5	90

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2008 was due to a nonrecurring pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007. The majority of the impairment charge was not deductible for tax purposes. The improvement for the three months ended March 31, 2008 was partially offset by a tax charge associated with repatriating approximately $30.0 million in cash previously considered to be permanently reinvested outside of the United States as well as the impact of foreign tax credits and the effect of the retroactive reinstatement of the Work Opportunity and Welfare-to-Work tax credits in December 2006. The basis point increase in our overall effective income tax rate for the nine months ended March 31, 2008 was due to the same factors discussed for the three months ended March 31, 2008.

The basis point increase in our overall effective income tax rate for the three and nine months ended March 31, 2007 was due to the pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007. The majority of the impairment charge is not deductible for tax purposes. This was partially offset by the tax benefit received for the three months ended December 31, 2006 related to the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits in December 2006.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.  During the three and nine months ended March 31, 2008 and 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
Favorable Impact of Foreign Currency Exchange Rate Fluctuations	March 31, 2008	March 31, 2007	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Three Months
Canadian dollar	$5,224	$(272)	$814	$(68)
British pound	621	4,609	(97)	216
Euro	682	1,333	110	231
Total	$6,527	$5,670	$827	$379
Nine Months
Canadian dollar	$11,991	$2,732	$1,939	$455
British pound	7,712	9,982	212	464
Euro	3,861	3,316	707	576
Total	$23,564	$16,030	$2,858	$1,495

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, International salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales Increase
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2008	$589,446	$49,804	9.2%	1.7%
2007	539,642	33,617	6.6	(0.4)
Nine Months
2008	$1,737,667	$118,206	7.3%	0.6%
2007	1,619,461	108,310	7.2	0.1

The percentage increases (decreases) during the three and nine months ended March 31, 2008 and 2007 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	5.3%	4.2%	4.2%	4.6%
Organic growth	3.3	3.0	2.7	2.9
Foreign currency	1.0	(0.1)	0.7	0.2
Franchise revenues	0.1	—	0.1	—
Closed salons	(0.5)	(0.5)	(0.4)	(0.5)
	9.2%	6.6%	7.3%	7.2%

We acquired 515 North American salons during the twelve months ended March 31, 2008, including 107 franchise buybacks. The organic growth was due primarily to the construction of 318 company-owned salons in North America during the twelve months ended March 31, 2008. The increase in organic growth was also impacted by a same-store service sales increase of 3.8 and 2.2 percent for the three and nine months ended March 31, 2008. The foreign currency impact during the three and  nine months ended March 31, 2008 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 257 North American salons during the twelve months ended March 31, 2007, including 86 franchise buybacks.  The organic growth was due primarily to the construction of 433 company-owned salons in North America during the twelve months ended March 31, 2007, partially offset by same-store sales decreases for the three months ended March 31, 2007.

North American Salon Operating Income.  Operating income for the North American salons for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$71,122	12.1	$1,546	2.2%	(80)
2007	69,576	12.9	8,346	13.6	80
Nine Months
2008	$210,803	12.1%	$3,527	1.7%	(70)
2007	207,276	12.8	13,288	6.8	—

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three and nine months ended March 31, 2008 was primarily due to decreases in gross margins as a result of retail promotional discounting, higher payroll costs associated with recent salon acquisitions and negative payroll leverage.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three months ended March 31, 2007 was due to improved product margins and a reduction in workers’ compensation expense as a result of implementing new safety and return-to-work programs over the recent years.  North American salon operating income as a percent of North American salon revenues for the nine months ended March 31, 2007 was consistent with the nine months ended March 31, 2006.

International Salons

On January 31, 2008 the Company merged its continental European franchise salon operations with the Franck Provost Salon Group for a 30.0 percent interest in Provalliance. The Company’s investment in Provalliance is accounted for under the equity method of accounting and the results of operations of our European franchise salon operations were deconsolidated.  As a result of the deconsolidation, International salon revenue and International salon operating income for the remainder of fiscal year 2008 will be negatively impacted.

International Salon Revenues.  Total International salon revenues for the three and nine months ended March 31, 2008 and 2007 were as follows:

				Same-
		(Decrease) Increase		Store Sales
		Over Prior Fiscal Year		(Decrease)
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2008	$55,973	$(5,019)	(8.2)%	(4.2)%
2007	60,992	9,146	17.6	1.1
Nine Months
2008	$192,310	$15,074	8.5%	(4.2)%
2007	177,236	20,823	13.3	(0.2)

The percentage increases (decreases) during the three and nine months ended March 31, 2008 and 2007 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	4.8%	3.2%	3.9%	2.7%
Organic growth	3.6	4.1	2.6	3.2
Foreign currency	2.5	10.9	6.5	8.1
Franchise revenues	(18.2)	0.6	(3.3)	0.4
Closed salons	(0.9)	(1.2)	(1.2)	(1.1)
	(8.2)%	17.6%	8.5%	13.3%

We acquired 26 international salons during the twelve months ended March 31, 2008, including one franchise buyback. Organic growth for the three and nine months ended March 31, 2008 was due to the construction of 21 company-owned International salons during the twelve months ended March 31, 2008 and the inclusion of the four United Kingdom Vidal Sassoon schools, partially offset by a same-store sales decrease of 4.2 percent for the three and nine months ended March 31, 2008. Franchise revenues decreased due to the merger of our continental European franchise salon operations with the Franck Provost Salon Group on January 31, 2008. The foreign currency impact during the three and nine months ended March 31, 2008 was driven by the weakening of the United States dollar against the Euro as compared to the exchange rate for the comparable prior period.

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

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$528	0.9%	$(3,528)	(87.0)%	(580)
2007	4,056	6.7	452	12.5	(30)
Nine Months
2008	$11,149	5.8%	$(1,708)	(13.3)%	(150)
2007	12,857	7.3	2,392	22.9	60

(1)          Represents the basis point change in International salon operating income as a percent of International salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three and nine months ended March 31, 2008 was primarily due to the deconsolidation of our European franchise salon operations and negative same-store sales, offset by improvement in the Euro exchange rate over the U.S. Dollar and the inclusion of the Vidal Sassoon academies.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three months ended March 31, 2007 was due to the increased mix of lower margin appliance sales during the winter holiday season which fell into the three months ended March 31, 2007 due to the segment’s timing of reporting periods. The basis point improvement in International salon operating income as a percent of International salon revenues during the nine months ended March 31, 2007 was primarily due to a decrease in severance expenses partially offset by a slight decrease in product margins, the result of an increasing mix of lower margin hair appliance sales. Same-store product sales increases of 12.4 and 7.5 percent for the three and nine months ended March 31, 2007, respectively, also contributed to the improvement.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and nine months ended March 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2008	$34,616	$3,257	10.4%	3.4%
2007	31,359	3,316	11.8	6.9
Nine Months
2008	$99,844	$9,656	10.7%	6.1%
2007 (1)	90,188	9,215	11.4	—

(1)          We began calculating hair restoration center same-store sales in the third quarter of fiscal year 2007.

The percentage increases (decreases) during the three and nine months ended March 31, 2008 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	11.1%	3.6%	7.2%	5.5%
Organic growth	3.3	8.1	4.9	6.0
Franchise revenues	(4.0)	0.1	(1.4)	(0.1)
	10.4%	11.8%	10.7%	11.4%

We acquired six hair restoration centers through franchise buybacks during the twelve months ended March 31, 2008. Hair restoration revenue from acquisitions increased 11.1 percent primarily due to these franchise buybacks during the twelve months ended March 31, 2008. Organic hair restoration revenue increased 3.3 percent during the three months ended March 31, 2008 due to strong recurring and new customer revenue. Franchise revenues decreased due to the reduction in franchise centers.

We acquired two hair restoration centers during the twelve months ended March 31, 2007, one of which was a franchise buyback. This franchise buyback drove the decrease in franchise revenues. The increase in total hair restoration revenues was due to strong recurring and new customer revenues and increases in hair transplant management fees.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and nine months ended March 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$7,013	20.3%	$567	8.8%	(30)
2007	6,446	20.6	907	16.4	80
Nine Months
2008	$20,985	21.0%	$2,215	11.8%	20
2007	18,770	20.8	2,409	14.7	60

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point reduction in hair restoration operating income as a percent of hair restoration revenues during the three months ended March 31, 2008 resulted from fewer surgery days compared to the three months ended March 31, 2007 as well as higher payroll and rent costs for acquired hair restoration centers. The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during the nine months ended March 31, 2008 was due to strong recurring program revenue and the acquisition of franchise centers over the past year, offset by higher payroll costs for acquired centers.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Periods Ended	Capitalization	Increase (1)
March 31, 2008	45.6%	190
June 30, 2007	43.7	200

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The increase in the debt to capitalization ratio as of March 31, 2008 compared to June 30, 2007 was primarily due to increased debt levels stemming from acquisitions and share repurchases made during the nine months ended March 31, 2008. The basis point increase in the debt to capitalization ratio during the twelve months ended June 30, 2007 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2007.

Total assets at March 31, 2008 and June 30, 2007 were as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
	2008	2007	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$2,236,485	$2,132,114	$104,371	4.9%

(1)          Change as compared to prior fiscal year end (June 30).

Acquisitions and new salon construction (a component of organic growth), were the primary uses of our earnings and borrowings which caused the increase in total assets as of March 31, 2008 compared to June 30, 2007.

Total shareholders’ equity at March 31, 2008 and June 30, 2007 was as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
	2008	2007	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$951,919	$913,308	$38,611	4.2%

(1)             Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2008, equity increased primarily as a result of net income and increased accumulated other comprehensive income due to foreign currency translation adjustments as a result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases.

Cash Flows

Operating Activities

Net cash provided by operating activities was $167.8 and $176.8 million during the nine months ended March 31, 2008 and 2007, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Operating Cash Flows	2008	2007
	(Dollars in thousands)
Net income	$62,123	$55,295
Depreciation and amortization	93,440	90,396
Deferred income taxes	1,250	(462)
Goodwill impairment	—	23,000
Receivables	(1,183)	(8,353)
Inventories	(3,740)	1,200
Other current assets	4,488	(20,327)
Accounts payable and accrued expenses	(7,485)	22,113
Other noncurrent liabilities	150	10,232
Other	18,796	3,679
	$167,839	$176,773

During the nine months ended March 31, 2008, cash provided by operating activities was lower than in the nine months ended March 31, 2007 primarily related to negative same-store sales from our Trade Secret and International operations.

Investing Activities

Net cash used in investing activities was $237.5 and $124.2 million during the nine months ended March 31, 2008 and 2007, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Investing Cash Flows	2008	2007
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(27,194)	$(29,473)
Capital expenditures for the corporate office (including all technology-related expenditures)	(13,129)	(18,571)
Capital expenditures for new salon construction	(24,373)	(18,567)
Proceeds from sale of assets	21	223
Business and salon acquisitions	(124,379)	(34,171)
Proceeds from loans and investments	10,000	5,250
Disbursements for loans and investments	(43,900)	(19,984)
Transfer of cash related to contribution of schools and European franchise salon operations	(14,570)	—
Net investment hedge settlement	—	(8,897)
	$(237,524)	$(124,190)

Acquisitions were primarily funded by a combination of operating cash flows and debt. Investing activities also included a $33.9 million loan to Empire Education Group, Inc. In addition, we transferred $14.6 million of cash related to the deconsolidation of our schools and European franchise salon businesses.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine Months Ended March 31, 2008		For the Nine Months Ended March 31, 2007
	Constructed	Acquired	Constructed	Acquired
Regis Salons	10	4	13	35
MasterCuts	6	—	9	—
Trade Secret	10	65	15	3
SmartStyle	167	—	199	—
Strip Center	48	138	82	6
International	14	25	18	12
	255	232	336	56

Financing Activities

Net cash provided by and used in financing activities was $24.0 and $4.1 million during the nine months ended March 31, 2008 and 2007, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Financing Cash Flows	2008	2007
	(Dollars in thousands)
Net borrowings on revolving credit facilities	$20,287	$39,006
Net proceeds (repayments) of long-term debt	57,074	(7,861)
Proceeds from the issuance of common stock	7,897	12,312
Repurchase of common stock	(49,956)	(41,298)
Excess tax benefits from stock-based compensation plans	1,335	4,135
Dividends paid	(5,245)	(5,411)
Other	(7,343)	(4,976)
	$24,049	$(4,093)

The net borrowings on revolving credit facilities and net proceeds from long-term debt were primarily used to fund loans and acquisitions and share repurchases made during the nine months ended March 31, 2008. Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Information. The proceeds from the issuance of common stock were related to the exercise of stock options.

Acquisitions

The acquisitions during the nine months ended March 31, 2008 consisted of 102 franchise buybacks and 232 acquired corporate salons. The acquisitions during the nine months ended March 31, 2007 consisted of 85 franchise buybacks, 56 acquired corporate salons, one beauty school, and one acquired hair restoration center.  The acquisitions were funded primarily from operating cash flows and debt.

Contractual Obligations and Commercial Commitments

In a limited number of acquisitions, the Company has guaranteed that its common stock issued in conjunction with the acquisition will reach a certain market price. If the stock should not reach this price during an agreed upon time frame (typically three years from the date of acquisition), the Company is obligated to issue additional consideration in the form of shares to the sellers. Once the agreed upon stock price is met or exceeded for a period of five consecutive days, the contingency is met and the Company is no longer liable. At March 31, 2008, one contingency of this type exists, which expires in June 2008. Based on the March 31, 2008 market price, the Company would be required to provide an additional 106,707 shares with an aggregate market value on that date of $2.9 million related to this acquisition contingency if the agreed upon time frame was assumed to have expired March 31, 2008. These contingently issuable shares have been included in the calculation of diluted earnings per share.

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

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and nine months ended March 31, 2008.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

Dividends

We paid dividends of $0.12 per share during the nine months ended March 31, 2008 and 2007. On April 24, 2008, our Board of Directors declared a $0.04 per share quarterly dividend payable May 22, 2008 to shareholders of record on May 8, 2008.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including $0.5 and $0.9 million related to the fair value swaps at March 31, 2008 and June 30, 2007, respectively, the Company had the following outstanding debt balances:

	March 31,	June 30,
	2008	2007
	(Dollars in thousands)
Fixed rate debt	$575,649	$496,568
Floating rate debt	223,506	212,663
	$799,155	$709,231

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

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2007 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended March 31, 2008.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures at the conclusion of the period ended March 31, 2008. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

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

With 13,400 locations and approximately 63,800 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We may not be able to successfully convert our Trade Secret concept into PureBeauty.

On February 20, 2008, we completed the acquisition of the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owned and operated PureBeauty and BeautyFirst salons.  The acquisition will enable us to combine Trade Secret's professional hair care platform with PureBeauty’s strength in skin, cosmetics and bath products and transform it into a full-service beauty boutique.  We have approximately 650 locations that operate in the Trade Secret division that are candidates to be converted to a full-service beauty boutique concept. We believe that the transformation of our Trade Secret concept into the PureBeauty beauty boutique concept will attract new customers and improve comparable store sales. However, this transformation is in the early stages of development. There can be no assurance that we will be able to expand our business through acceptance of our new PureBeauty concept of a beauty boutique combining professional hair care with skin, cosmetic and bath product and services. If we are not able to execute this strategy, our comparable store sales and operating results would be adversely affected.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders during the three months ended March 31, 2008.

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

(b)         Reports on Form 8-K:

The following reports on Form 8-K were furnished or filed during the nine months ended March 31, 2008:

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

Form 8-K dated February 20, 2008 related to the announcement that the Company has completed the acquisition of the PureBeauty and BeautyFirst salon operations.

Form 8-K dated April 11, 2008 related to the announcement of the Company’s consolidated revenues and consolidated same-store sales for the quarter ended March 31, 2008.

Form 8-K dated April 23, 2008 related to the announcement of the Company’s financial results for the quarter ended March 31, 2008.

Form 8-K dated April 24, 2008 related to the announcement that Mr. Stephen E. Watson was elected to the Board of Directors of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: May 6, 2008	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer