Form 10-K
period 2008-06-30
REGIS CORP
filed 2008-08-29
CIK 716643

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12725

Regis Corporation
(Exact name of Registrant as specified in its charter)

Minnesota State or other jurisdiction of incorporation or organization	41-0749934 (I.R.S. Employer Identification No.)
7201 Metro Boulevard, Edina, Minnesota (Address of principal executive offices)	55439 (Zip Code)

(952) 947-7777
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer,""accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

          Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter, December 31, 2007, was approximately $1,152,929,000. The Registrant has no non-voting common equity.

          As of August 20, 2008, the Registrant had 43,078,627 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 23, 2008 (the "2008 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of June 30, 2008) are incorporated by reference into Part III.

 PART I

Item 1.    Business

        Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.

(a) General Development of Business

        In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value priced salons located in department stores. In 1958, the chain was purchased by their son and renamed Regis Corporation. In recent years, the Company purchased Hair Club for Men and Women. On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc (EEG). On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group. On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owns and operates PureBeauty and BeautyFirst salons. CCI is now accounted for as a wholly-owned subsidiary of the company. Additionally, the Company continues to acquire hair and retail product salons. Regis Corporation is listed on the NYSE under the ticker symbol "RGS." Discussions of the general development of the business take place throughout this Annual Report on Form 10-K.

(b) Financial Information about Segments

        Segment data for the years ended June 30, 2008, 2007 and 2006 are included in Note 11 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c) Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	2-4
Industry Overview	4
Salon Business Strategy	4-7
Salon Concepts	7-13
Salon Franchising Program	13-14
Salon Markets and Marketing	15
Salon Education and Training Programs	15
Salon Staff Recruiting and Retention	15
Salon Design	15-16
Salon Management Information Systems	16
Salon Competition	16
Hair Restoration Business Strategy	17-18
Corporate Trademarks	19
Corporate Employees	19
Executive Officers	19-20
Corporate Community Involvement	20
Governmental Regulations	20-21

Background:

        Based in Minneapolis, Minnesota, the Company's primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, the Company owns Hair Club for Men and Women, a provider of hair restoration services. As of June 30,

2008, the Company owned, franchised or held ownership interests in over 13,550 worldwide locations. The Company's locations consisted of 10,745 company-owned and franchise salons, 92 hair restoration centers, and 2,714 locations in which the Company maintains an ownership interest of less than 100 percent. Each of the Company's salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

        The Company is organized to manage its operations based on significant lines of business—salons and hair restoration centers. Salon operations are managed based on geographical location—North America and international. The Company's North American salon operations are comprised of 8,110 company-owned salons and 2,163 franchise salons operating in the United States, Canada and Puerto Rico. The Company's international operations are comprised of 472 company-owned salons. The Company's worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts, Cost Cutters, and Sassoon. The Company's hair restoration centers are located in the United States and Canada. During fiscal year 2008, the number of customer visits at the Company's company-owned salons approximated 111 million. The Company had approximately 65,000 corporate employees worldwide during fiscal year 2008.

        On August 1, 2007, the Company contributed 51 of its wholly-owned accredited cosmetology schools to EEG in exchange for a 49.0 percent equity interest in EEG. The investment is accounted for under the equity method. The Company recorded an impairment charge related to this transaction of $23.0 million ($19.6 million net of tax) during the three months ended March 31, 2007.

        The Company realized that in order to maximize the potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management. The Company believes that contributing the beauty schools to EEG is the most efficient and accretive way to achieve its goals. This transaction leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG is the largest beauty school operator in North America with 86 accredited cosmetology schools with revenues of approximately $130 million annually and is overseen by the Empire Beauty School management team.

        Once the integration of the Regis schools is complete, the Company expects to share in significant synergies and operating improvements. Long-term, the Company expects this transaction to be very accretive and to add significantly more shareholder value than the $23.0 million ($19.6 million net of tax) impairment charge. In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's equity interest shareholder. The Company will continue to account for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. Refer to Note 3 to the Consolidated Financial Statements for additional information.

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,300 company-owned and franchise salons as of June 30, 2008.

        The Company contributed to Provalliance the shares of each of its European operating subsidiaries, other than the Company's operating subsidiaries in the United Kingdom and Germany. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis David™ and Saint Algue™ brands. This transaction is expected to create significant growth opportunities for Europe's salon brands. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion.

        On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owns and operates PureBeauty and BeautyFirst salons. CCI is now accounted for as a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company held a 19.9 percent interest in the voting common stock of CCI which was accounted for under the equity method of accounting. During fiscal year 2008, the Company transformed nine Trade Secret locations to PureBeauty locations. Future transformations will depend on the success of initial transformations.

Industry Overview:

        Management estimates that annual revenues of the hair care industry are approximately $50 billion to $55 billion in the United States and approximately $160 billion to $170 billion worldwide. The Company estimates that it holds approximately two percent of the worldwide market. The hair salon and hair restoration markets are each highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains on these markets, both franchise and company-owned, has increased substantially. Management believes that salon chains will continue to have a significant influence on these markets and will continue to increase their presence. As the Company is the principal consolidator of these chains in the hair care industry, it prevails as an established exit strategy for independent salon owners and operators, which affords the Company numerous opportunities for continued selective acquisitions. Management believes the demand for salon services, professional products and hair restoration services will continue to increase as the overall population continues to focus on personal health and beauty, as well as convenience.

Salon Business Strategy:

        The Company's goal is to provide high quality, affordable hair care services and products to a wide range of mass market consumers, which enables the Company to expand in a controlled manner. The key elements of the Company's strategy to achieve these goals are taking advantage of (1) growth opportunities, (2) economies of scale and (3) centralized control over salon operations in order to ensure (i) consistent, quality services and (ii) a superior selection of high quality, professional products. Each of these elements is discussed below.

         Salon Growth Opportunities.    The Company's salon expansion strategy focuses on organic (new salon construction and same-store sales growth of existing salons) and salon acquisition growth.

          Organic Growth.    The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons as the Company has small or flexible square footage requirements for its salons. The Company's long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. The Company plans to continue to expand in North America and the United Kingdom. Refer to Note 3 to the Consolidated Financial Statements for additional information.

          A key component to successful North American and international organic growth relates to site selection, as discussed in the following paragraphs.

          Salon Site Selection.    The Company's salons are located in high-traffic locations, such as: regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow customers adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

          Because the Company's various salon concepts target slightly different mass market customer groups, more than one of the Company's salon concepts may be located in the same real estate development without impeding sales of either concept. As a result, there are numerous leasing opportunities for all of its salon concepts.

          While same-store sales growth plays an important role in the Company's organic growth strategy, it is not critical to achieving the Company's long-term revenue growth objectives. However, same-store sales growth is important to achieving improved annual operating profit. New salon construction and salon acquisitions (described below) are expected to generate mid to high single-digit annual revenue growth. The trend for the past several years has been declining visitation patterns due to fashion trends and increasing average ticket price resulting in flat to low single-digit same-store sales growth. The Company expects fiscal year 2009 same-store sales growth to be 0.5 to 2.5 percent.

          Pricing is a factor in same-store sales growth. The Company actively monitors the prices charged by its competitors in each market and makes every effort to maintain prices which remain competitive with prices of other salons offering similar services. Price increases are considered on a market-by-market basis and are established based on local market conditions. The Company implemented a pricing initiative in fiscal year 2008 that contributed to same-store sales growth.

          Salon Acquisition Growth.    In addition to organic growth, another key component of the Company's growth strategy is the acquisition of salons. With an estimated two percent worldwide market share, management believes the opportunity to continue to make selective acquisitions exists.

          Over the past 14 years, the Company has acquired 7,926 locations, expanding in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

          In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 186 and 222 salons were remodeled in fiscal years 2008 and 2007, respectively.

          Recent Salon Additions.

          During fiscal year 2008, net of closures and relocations, the Company added approximately 488 salons through new construction and acquisitions. The Company constructed 509 new salons (328 company-owned and 181 franchise). Additionally, the Company acquired 475 company-owned salons, including 150 franchise salon buybacks.

          During fiscal year 2007, net of closures and relocations, the Company added approximately 550 salons through new construction and acquisitions. The Company constructed 673 new salons (420 company-owned and 253 franchise). Additionally, the Company acquired 354 company-owned salons, including 97 franchise salon buybacks. The Company's largest fiscal year 2007 salon acquisition consisted of 175 Fiesta Hair salons.

          Salon Closures.    The Company evaluates its salon performance on a regular basis. Upon evaluation, the Company may close a salon for operational performance or real estate issues. In either case, the closures generally occur at the end of a lease term and typically do not require significant lease buyouts. In addition, during the Company's acquisition evaluation process, the Company may identify acquired salons that do not meet operational or real estate requirements. Generally, at the time of acquisition limited value is allocated to these salons, which are usually closed within the first year.

          During fiscal year 2008, 285 salons were closed, including 180 company-owned salons and 105 franchise salons (excluding 150 franchise buybacks). In July of 2008 (fiscal year 2009), the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009, the majority of which are expected to occur in the first half of fiscal year 2009. Approximately 100 locations are regional mall based concepts, another 40 locations are strip center concepts and 20 locations are in the United Kingdom. The 160 underperforming company-owned salons expected to close in fiscal year 2009 is in addition to the normal closure activity of salons at the end of a lease term. We expect the normal closure activity of company-owned salons to be approximately 150 to 180 salons.

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

         Centralized Control Over Salon Operations.    The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten to 12 salons. Regional supervisors oversee the performance of five to seven area supervisors or approximately 60 to 80 salons. Salon directors manage approximately 200 to 300 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company's ability to expand successfully. In addition, the Company has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons' point of sale system. This information is used to reconcile cash on a daily basis.

          Consistent, Quality Service.    The Company is committed to meeting its customers' hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. To promote quality and consistency of services provided throughout the Company's salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. During fiscal years 2008, 2007, and 2006, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2008	2007	2006
Haircutting and styling (including shampooing & conditioning)	72%	72%	72%
Hair coloring	18	18	18
Hair waving	4	4	5
Other	6	6	5

	100%	100%	100%

          High Quality, Professional Products.    The Company's salons sell nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, Nioxin, Tigi Bedhead, Kenra, OPI Nail and the Company's various private label brands.

          The Company has launched a product diversion website for the entire industry to use as a measurement tool to track diversion. Diversion involves the selling of salon exclusive hair care products to unauthorized distribution channels such as discount retailers and pharmacies. Diversion is harmful to the consumer because diverted product can be old, tainted or damaged. It is also harmful to the salon owners and stylists because their credibility with the consumer may be questioned.

          The Company has the most comprehensive assortment of retail products in the industry, with an estimated share of the North American retail beauty product market of up to 15 percent. Although the Company constantly strives to carry an optimal level of inventory in relation to consumer demand, it is more economical for the Company to have a higher amount of inventory on hand than to run the risk of being under stocked should demand prove higher than expected. The extended shelf life and lack of seasonality related to the beauty products allows the cost of carrying inventory to be relatively low and lessens the importance of inventory turnover ratios. The Company's primary goal is to maximize revenues rather than inventory turns.

          The retail portion of the Company's business complements its salon services business. The Company's stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Additionally, customers are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the customer's hair.

          Same-store product sales decreased during the twelve months ended June 30, 2008. The decrease is due to the recent decline in the global economic condition and the continued trend of product diversion and increased appeal of mass hair care lines to the consumer.

Salon Concepts:

        The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company's North American salon operations consist of 10,273 salons (including 2,163 franchise salons), operating under several concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company's international salon operations consist of 472 hair care salons located in Europe, primarily in the United Kingdom. Under the table below, the number of new salons expected to be opened within the upcoming fiscal year is discussed. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

        The table on the following pages set forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

COMPANY-OWNED AND FRANCHISE LOCATION SUMMARY

NORTH AMERICAN SALONS:	2008	2007	2006	2005	2004
REGIS SALONS
Open at beginning of period	1,099	1,079	1,093	1,085	1,095
Salons constructed	14	17	38	39	33
Acquired	4	49	14	13	4
Less relocations	(11)	(14)	(16)	(14)	(10)

Salon openings	7	52	36	38	27
Conversions	1	(1)	—	(1)	(2)
Salons closed	(29)	(31)	(50)	(29)	(35)

Total, Regis Salons	1,078	1,099	1,079	1,093	1,085

MASTERCUTS
Open at beginning of period	629	642	636	604	590
Salons constructed	7	15	32	47	34
Acquired	—	—	—	2	3
Less relocations	(6)	(12)	(8)	(13)	(9)

Salon openings	1	3	24	36	28
Conversions	—	—	(2)	1	1
Salons closed	(15)	(16)	(16)	(5)	(15)

Total, MasterCuts	615	629	642	636	604

TRADE SECRET
Company-owned salons:
Open at beginning of period	613	615	597	549	517
Salons constructed	16	20	33	56	26
Acquired	65	3	2	23	12
Franchise buybacks	5	—	5	—	2
Less relocations	(11)	(11)	(6)	(17)	(5)

Salon openings	75	12	34	62	35
Conversions	5	1	1	—	1
Salons closed	(19)	(15)	(17)	(14)	(4)

Total company-owned salons	674	613	615	597	549

Franchise salons:
Open at beginning of period	19	19	24	24	25
Salons constructed	2	—	—	—	1
Acquired	93	—	—	—	—
Less relocations	(1)	—	—	—	—

Salon openings	94	—	—	—	1
Franchise buybacks	(5)	—	(5)	—	(2)
Salons closed	(2)	—	—	—	—

Total franchise salons	106	19	19	24	24

Total, Trade Secret	780	632	634	621	573

NORTH AMERICAN SALONS:	2008	2007	2006	2005	2004
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	2,000	1,739	1,497	1,263	1,033
Salons constructed	207	242	215	194	174
Acquired	—	—	—	—	—
Franchise buybacks	12	21	31	45	61
Less relocations	(3)	(2)	(2)	(1)	—

Salon openings	216	261	244	238	235
Conversions	—	—	1	—	—
Salons closed	(4)	—	(3)	(4)	(5)

Total company-owned salons	2,212	2,000	1,739	1,497	1,263

Franchise salons:
Open at beginning of period	151	164	184	201	230
Salons constructed	7	8	11	29	33

Salon openings	7	8	11	29	33
Franchise buybacks	(12)	(21)	(31)	(45)	(61)
Salons closed	—	—	—	(1)	(1)

Total franchise salons	146	151	164	184	201

Total, SmartStyle/Cost Cutters in Wal-Mart	2,358	2,151	1,903	1,681	1,464

STRIP CENTERS
Company-owned salons:
Open at beginning of period	3,317	3,031	2,728	2,310	1,928
Salons constructed	66	101	180	167	166
Acquired	138	193	122	248	162
Franchise buybacks	133	72	104	94	133
Less relocations	(14)	(17)	(21)	(21)	(8)

Salon openings	323	349	385	488	453
Conversions	(5)	—	(2)	(3)	(8)
Salons closed	(104)	(63)	(80)	(67)	(63)

Total company-owned salons	3,531	3,317	3,031	2,728	2,310

Franchise salons:
Open at beginning of period	1,998	2,004	2,102	2,105	2,172
Salons constructed	120	135	135	154	146
Acquired(2)	—	—	—	7	—
Less relocations	(11)	(19)	(18)	(13)	(10)

Salon openings	109	116	117	148	136
Conversions	—	—	2	6	8
Franchise buybacks	(133)	(72)	(104)	(94)	(133)
Salons closed	(63)	(50)	(113)	(63)	(78)

Total franchise salons	1,911	1,998	2,004	2,102	2,105

Total, Strip Centers	5,442	5,315	5,035	4,830	4,415

INTERNATIONAL SALONS(1):	2008	2007	2006	2005	2004
Company-owned salons:
Open at beginning of period	481	453	426	416	395
Salons constructed	15	25	33	22	19
Acquired	25	12	10	19	18
Franchise buybacks	—	4	2	—	10
Less relocations	(1)	(3)	(4)	—	—

Salon openings	39	38	41	41	47
Conversions	1	—	(2)	(3)	—
Affiliated joint ventures	(40)	—	—	—	—
Salons closed	(9)	(10)	(12)	(28)	(26)

Total company-owned salons	472	481	453	426	416

Franchise salons:
Open at beginning of period	1,574	1,587	1,592	1,594	1,627
Salons constructed	50	110	111	102	88
Acquired(2)	—	—	—	—	—
Less relocations	—	(1)	—	—	—

Salon openings	50	109	111	102	88
Conversions	3	—	2	—	—
Franchise buybacks	—	(4)	(2)	—	(10)
Affiliated joint ventures(3)	(1,587)	—	—	—	—
Salons closed	(40)	(118)	(116)	(104)	(111)

Total franchise salons	—	1,574	1,587	1,592	1,594

Total, International Salons	472	2,055	2,040	2,018	2,010

TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	8,139	7,559	6,977	6,227	5,558
Salons constructed	325	420	531	525	452
Acquired	232	257	148	305	199
Franchise buybacks	150	97	142	139	206
Less relocations	(46)	(59)	(57)	(66)	(32)

Salon openings	661	715	764	903	825
Conversions	2	—	(4)	(6)	(8)
Affiliated joint ventures	(40)	—	—	—	—
Salons closed	(180)	(135)	(178)	(147)	(148)

Total company-owned salons	8,582	8,139	7,559	6,977	6,227

Franchise salons:
Open at beginning of period	3,742	3,774	3,902	3,924	4,054
Salons constructed	179	253	257	285	268
Acquired(2)	93	—	—	7	—
Less relocations	(12)	(20)	(18)	(13)	(10)

Salon openings	260	233	239	279	258
Conversions	3	—	4	6	8
Franchise buybacks	(150)	(97)	(142)	(139)	(206)
Affiliated joint ventures	(1,587)	—	—	—	—
Salons closed	(105)	(168)	(229)	(168)	(190)

Total franchise salons	2,163	3,742	3,774	3,902	3,924

Total Salons	10,745	11,881	11,333	10,879	10,151

(1)
Canadian and Puerto Rican salons are included in the Regis Salons, Strip Center, MasterCuts and Trade Secret concepts and not included in the international salon totals.

(2)
Represents primarily the acquisition of franchise networks.

(3)
Represents European operating subsidiaries contributed to Franck Provost Salon Group.

        In the preceding table, relocations represent a transfer of location by the same salon concept and conversions represent the transfer of one concept to another concept.

         Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2008, 157 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 78 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Service revenues represent approximately 83 percent of the concept's total revenues. The average ticket is approximately $39. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Sassoon, Mia & Maxx Hair Studios, Hair by Stewarts and Heidi's.

        The average initial capital investment required for a new Regis Salon is approximately $212,000, excluding average opening inventory costs of approximately $17,500. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $463,000. During fiscal year 2009, the Company plans to open approximately 20 new Regis Salons.

         MasterCuts.    MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 81 percent of the concept's total revenues. The average ticket is approximately $18.

        The average initial capital investment required for a new MasterCuts salon is approximately $192,000, excluding average opening inventory costs of approximately $13,500. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $294,000. During fiscal year 2009, the Company plans to open approximately 20 new MasterCuts salons.

         Trade Secret.    Trade Secret salons are designed to emphasize the sale of hair care and beauty products in a retail setting while providing high quality hair care services. Trade Secret salons offer one of the most comprehensive assortments of hair and beauty products in the industry. Trade Secret's retail selection consists of highly recognized brands, and the products held for sale vary with changing trends. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Trade Secret's primary customer base includes the female head of the household shopping for her entire family, as well as singles shopping for their own beauty products and accessories. Trade Secret salons are primarily mall based, however, in recent years, the Company has expanded into strip centers. As of June 30, 2008, 121 company-owned Trade Secret salons were located in strip centers. Product revenues represent approximately 87 percent of the concept's total revenues. The average ticket is approximately $26.

        The average initial capital investment required for a new Trade Secret salon is approximately $213,000, excluding average opening inventory costs of approximately $45,000. Average annual salon revenues in a Trade Secret salon which has been open five years or more are approximately $395,000.

        During fiscal year 2008 the Company acquired the capital stock of CCI that owns and operates PureBeauty and BeautyFirst salons. During fiscal year 2008, the Company transformed nine Trade Secret locations to PureBeauty locations. Future transformations will depend on the success of initial transformations. In addition to hair care products and services, PureBeauty and BeautyFirst salons will offer cosmetics, skin care and bath and body. The staff will include cosmetologists and aestheticians.

         SmartStyle.    The SmartStyle salons share many operating characteristics of the Company's other salon concepts; however, they are located exclusively in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at SmartStyle Salons is approximately 76 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 34 percent. Additionally, the Company has 146 franchise Cost Cutters salons located in Wal-Mart Supercenters. The average ticket is approximately $19.

        The average initial capital investment required for a new SmartStyle salon is approximately $34,000, excluding average opening inventory costs of approximately $13,700. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $275,000. During fiscal year 2009, the Company plans to open approximately 50 to 125 new company-owned SmartStyle salons and approximately 4 franchise salons in Wal-Mart Supercenters.

         Strip Center Salons.    The Company's Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

          Supercuts.    The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for approximately 66 percent of the customer mix. Service revenues represent approximately 89 percent of total company-owned strip center revenues. The average ticket is approximately $15.

          The average initial capital investment required for a new Supercuts salon is approximately $103,000, excluding average opening inventory costs of approximately $9,000. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $266,000. During fiscal year 2009, the Company plans to open approximately 24 new company-owned Supercuts salons, and anticipates that franchisees will open approximately 63 new franchise Supercuts salons.

          Cost Cutters (franchise salons).    The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The customer mix at Cost Cutters is split relatively evenly between men and women. Franchise revenues from Cost Cutters salons are split relatively evenly between franchise revenues related to royalties and fees and those from product sales to franchisees. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $288,000. During fiscal year 2009, the Company anticipates that Cost Cutters franchisees will open approximately 28 new salons.

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

          The average initial capital investment required for a new Promenade Salon is approximately $96,000, excluding average opening inventory costs of approximately $8,000. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $239,000. During fiscal year 2009, the Company plans to open approximately 20 new Promenade Salons.

          Other Franchise Concepts.    This group of franchise salons includes primarily First Choice Haircutters, Magicuts and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under Strip Center Salons. During fiscal year 2009, the Company anticipates that franchisees will open approximately 20 new franchise salons.

International Salons.    The Company's international salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis, Trade Secret and Sassoon concepts. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £135,000 and £145,000 for a Regis salon, between £55,000 and £65,000 for a Supercuts salon and between £130,000 and £140,000 for a Trade Secret salon. Average annual salon revenues for a salon which has been open five years or more are approximately £222,000 in a Regis salon, £200,000 in a Supercuts salon and £503,000 in Trade Secret salon. During fiscal year 2009, the Company plans to open approximately 13 new company-owned international salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is approximately £450,000. Average annual salon revenues for a salon which has been open five years or more is approximately £900,000. The Company is exploring suitable locations for potential new salons in fiscal year 2009.

Salon Franchising Program:

         General.    The Company has various franchising programs supporting its 2,163 franchise salons as of June 30, 2008, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, and Pro Cuts. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

        The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

         Standards of Operations.    The Company does not control the day to day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours, personnel management and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve location, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company's field personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with the standards for each franchising program. All of the rights afforded the Company with regard to the franchise operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchise salons.

        To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 6 of "Notes to Consolidated Financial Statements" for further information about the Company's commitments and contingencies, including leases.

         Franchise Terms.    Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concept. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs and certain other items, including initial working capital.

        Additional information regarding each of the major franchisee brands is listed below:

  Supercuts (North America)

          The majority of existing Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. Development agreements for new markets include limited territory protection for the Supercuts concept. The Company has a comprehensive impact policy that resolves potential conflicts among franchisees and/or the Company regarding proposed salon sites.

  Cost Cutters, First Choice Haircutters and Magicuts (North America)

          The majority of existing Cost Cutters' franchise agreements have a 15 year term with a 15 year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters' franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts' franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

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

Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The Company provides store managers and stylists with extensive technical training for Supercuts franchises. For further description of the Company's education and training programs, see the "Salon Education and Training Programs" section of this document.

Salon Markets and Marketing:

        The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its concepts targeting certain customer types and positioning each concept in the marketplace. Print, radio, television and billboard advertising are developed and supervised at the Company's headquarters, but most advertising is done in the immediate market of the particular salon.

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

        The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD based programs. The Company was the first in its industry to develop a DVD based training system in its salons and currently has over 200 DVDs designed to enhance technical skills of stylists.

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

Salon Staff Recruiting and Retention:

        Recruiting quality managers and stylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company's supervisory team recruits or develops and promotes from within those stylists that display initiative and commitment. The Company has been and believes it will continue to be successful in recruiting capable managers and stylists. The Company believes that its compensation structure for salon managers and stylists is competitive within the industry. Stylists benefit from the Company's high-traffic locations and receive a steady source of new business from walk-in customers. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

Salon Design:

        The Company's salons are designed, built and operated in accordance with uniform standards and practices developed by the Company based on its experience. Salon fixtures and equipment are generally uniform, allowing the Company to place large orders for these items with cost savings due to the economies of scale.

        The size of the Company's salons ranges from 500 to 5,000 square feet, with the typical salon having about 1,200 square feet. At present, the cost to the Company of normal tenant improvements and furnishing of a new salon, including inventories, ranges from approximately $25,000 to $225,000, depending on the size of the salon and the concept. Less than ten percent of all new salons will have costs greater than normal with a cost between $225,000 and $500,000 to furnish. International Sassoon salons costs could be even greater than the ranges above. Of the total leasehold costs, approximately 70 percent of the cost is for leasehold improvements and the balance is for salon fixtures, equipment and inventories.

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

Salon Management Information Systems:

        At all of its company-owned salons, the Company utilizes a point-of-sale (POS) information system to collect daily sales information. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system sends the amount expected to be deposited to the corporate office, where the amount is reconciled daily with local deposits transferred into a centralized corporate bank account. The salon POS information is consolidated into several management systems maintained at the corporate office. The information is also used to generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and generate customer data to identify and anticipate industry pricing and staffing trends. The corporate information systems deliver information of product sales to improve its inventory control system, including recommendations for each salon of monthly product replenishments.

        Management believes that its information systems provide the Company with operational efficiencies as well as advantages in planning and analysis which are generally not available to competitors. The Company continually reviews and improves its information systems to ensure systems and processes are kept up to date and that they will meet the growing needs of the Company. A new, international version of the POS system has been developed and is being tested in selected international salons. The goal of information systems is to maximize the overall value to the business while improving the output per dollar spent by implementing cost-effective solutions and services.

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

Hair Restoration Business Strategy:

        In December 2004, the Company acquired Hair Club for Men and Women (Hair Club), the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. The Company's operations consist of 92 locations (35 franchise) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately five percent based on customer count.

        In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2008, 2007, and 2006:

	2008	2007	2006
Company-owned hair restoration centers:
Open at beginning of period	49	48	41
Constructed	3	—	1
Acquired	—	1	1
Franchise buybacks	6	1	7
Less relocations	(1)	—	(1)

Site openings	8	2	8

Sites closed	—	(1)	(1)

Total company-owned hair restoration centers	57	49	48

Franchise hair restoration centers:
Open at beginning of period	41	42	49
Acquired	2	3	—
Franchise buybacks	(6)	(1)	(7)
Less Relocations	(2)	(2)	—

Site openings	(6)	—	(7)

Sites closed	—	(1)	—

Total franchise hair restoration centers	35	41	42

Total hair restoration centers	92	90	90

         Hair Restoration Growth Opportunities.    The Company's hair restoration center expansion strategy focuses on organic growth (successfully converting new leads into customers at existing centers, broadening the menu of services and products at each location and to a lesser extent, new center construction) and acquisition growth.

          Organic Growth.    The hair restoration centers' business model is driven by productive lead generation that ultimately produces recurring customers. The primary marketing vehicle is direct response television in the form of infomercials that create leads into the hair restoration centers' telemarketing center. Call center employees receive calls and schedule a consultation at a local hair restoration company-owned or franchise center. At the consultation, sales consultants assess the needs of each individual client and educate them on the hair restoration centers' suite of hair loss solutions.

          The Company's long term outlook for organic expansion remains strong due to several factors, including favorable industry dynamics, addressing new market opportunities, menu expansion, developing new locations and new cross marketing initiatives. The aging "baby boomer" population is expanding the number of individuals within the hair restoration centers' target market. This group of individuals is entering their peak years of disposable income and has demonstrated a willingness to improve their physical appearance.

          In 2003, Hair Club began marketing to women and changed its name to Hair Club for Men and Women. This represents a large and relatively untapped market. Women now represent approximately 35 percent of new customers.

          Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers' product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2008, 17 locations were equipped and staffed to perform the procedure. Currently, a total of 34 hair restoration centers offer this service to their customers. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

          Company-owned-and franchise hair restoration centers are located in markets representing 75 percent of all U.S. television (TV) households. The Company's hair restoration centers advertise on cable TV to over 83 million households. There is an opportunity to add a limited number of new centers in under penetrated markets. Additionally, the Company is currently investigating international expansion opportunities.

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

Affiliated Ownership Interests:

        The Company maintains ownership interests in salons and beauty schools. The primary ownership interests are in Provalliance, EEG and Intelligent Nutrients, LLC., which are accounted for as cost method and equity method investments.

        The Company maintains a 30.0 percent ownership interest in Provalliance. The fiscal year 2008 merger of the operations of the European operating subsidiaries with the Franck Provost Salon Group created a newly formed entity, Provalliance, and is expected to created significant growth opportunities for Europe's salon brands. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion.

        The Company maintains a 55.1 percent ownership interest in EEG. Contributing the Company's beauty schools in fiscal year 2008 to EEG leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the highly profitable beauty school industry.

        The Company maintains a 49.0 percent ownership interest in Intelligent Nutrients, LLC. The investment in Intelligent Nutrients, LLC is for the development of an organic line of products. The organic line of products will be tested in Company owned salons.

        The Company maintains a 14.8 percent ownership interest in MY Style. The Company's ownership interest in MY Style enables the Company to expand into the Asian market.

Corporate Trademarks:

        The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "Regis Salons," "Supercuts," "MasterCuts," "Trade Secret," "SmartStyle," "Cost Cutters," "Hair Masters," "First Choice Haircutters," "Magicuts" and "Hair Club for Men and Women."

        "Sassoon" is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Sassoon name for existing salons and academies, and new salon development.

        Although the Company believes the use of these trademarks is an element in establishing and maintaining its reputation as a national operator of high quality hairstyling salons, and is committed to protecting these trademarks by vigorously challenging any unauthorized use, the Company's success and continuing growth are the result of the quality of its salon location selections and real estate strategies.

Corporate Employees:

        During fiscal year 2008, the Company had approximately 65,000 full- and part-time employees worldwide, of which approximately 57,000 employees were located in the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Myron Kunin	79	Vice Chairman of the Board of Directors
Paul D. Finkelstein	66	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	53	Senior Executive Vice President, Chief Financial and Administrative Officer
Kris Bergly	47	Executive Vice President and Corporate Chief Operating Officer, Regis Salons, Promenade Salon Concepts, MasterCuts and Supercuts
Bruce Johnson	55	Executive Vice President, Design and Construction
Mark Kartarik	52	Executive Vice President, Regis Corporation and President, Franchise Division
Norma Knudsen	50	Executive Vice President, Merchandising, Chief Operating Officer, Trade Secret
Gordon Nelson	57	Executive Vice President, Fashion, Education and Marketing
Eric A. Bakken	41	Senior Vice President, General Counsel and Secretary

        Myron Kunin has served as Vice Chairman of the Board of Directors since 2004. On August 19, 2008, Myron Kunin informed the Company of his decision to retire from the Board of Directors at the end of his current term in October 2008. At the same time, he will also retire from his position as an officer of the Company. He served as Chairman of the Board of Directors of the Company from 1983 to 2004, as Chief Executive Officer of the Company from 1965 until July 1, 1996, as President of the Company from 1965 to 1987 and as a director of the Company since its formation in 1954. He is also Chairman of the Board and holder of the majority voting power of Curtis Squire, Inc., a 2.0 percent shareholder. Further, he is a director of Nortech Systems Incorporated.

        Paul D. Finkelstein has served as Chairman of the Board of Directors and CEO since 2004. He served as President and Chief Executive Officer from 1996 to 2004, as President and Chief Operating Officer from 1988 to 1996 and as Executive Vice President from 1987 to 1988.

        Randy L. Pearce has served as Senior Executive Vice President since 2006. He served as Executive Vice President from 1999 to 2006, as Chief Administrative Officer since 1999 and as Chief Financial Officer since 1998. Additionally, he was Senior Vice President, Finance from 1998 to 1999, Vice President of Finance from 1995 to 1997 and Vice President of Financial Reporting from 1991 to 1994. During fiscal year 2006, he was also elected Director and Audit Committee Chair of Dress Barn, Inc., which operates a chain of women's apparel specialty stores.

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

        Norma Knudsen has served as Executive Vice President, Merchandising, Chief Operating Officer, Trade Secret since July 2006. She served as Chief Operating Officer, Trade Secret from February 1999 through 2006 and as Vice President, Trade Secret Operations from 1995 to 1999.

        Gordon Nelson has served as Executive Vice President, Fashion, Education and Marketing of the Company since 2006. He served as Senior Vice President from 1994 to 2006 and in other roles with the Company from 1977 to 1994.

        Eric A. Bakken has served as Senior Vice President since 2006. He served as General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a laywer to the Company from 1994 to 1998.

Corporate Community Involvement:

        Many of the Company's stylists volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one mile walk is held in Minneapolis, Minnesota on Mother's Day to help fund breast cancer research, education, screening and treatment. Through its community involvement efforts, the Company has helped raise millions of dollars in fundraising for breast cancer research.

Governmental Regulations:

        The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its beauty related business, including health and safety.

        In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees, and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.

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

        The Company maintains an ownership interest in EEG. Beauty schools derive a significant portion of their revenue from student financial assistance originating from the U.S Department of Education's Title IV Higher Education Act of 1965. For the students to receive financial assistance at the school, the beauty schools must maintain eligibility requirements established by the U.S Department of Education.

(d) Financial Information about Foreign and North American Operations

        Financial information about foreign and North American markets is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 11 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

(e) Available Information

        The Company is subject to the informational requirements of the Securities and Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Financial and other information can be accessed in the Investor Information section of the Company's website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

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

        Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. As a result of our entrance into the Asian market, changes in the Asian economies may also impact our business. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons and hair restoration centers can be adversely impacted by changes in unemployment rates and discretionary income levels.

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

        With approximately 13,550 locations and 65,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

        We have entered into joint venture arrangements with other companies in the hair salon and beauty school businesses in order to maintain and expand our operations in the United States, Asia and continental Europe. If our joint venture partners are unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture businesses, or if any of our joint ventures are terminated, we may not be able to realize anticipated revenues and profits in the countries where our joint ventures operate and our business could be materially adversely affected. If our joint venture arrangements are not successful, we may have a limited ability to terminate or modify these arrangements. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture or to operate independently in the countries in which the terminated joint venture conducted business.

We may not be able to successfully convert the product assortment in Trade Secret concepts.

        We are in the early stages of converting the current product assortment in our Trade Secret concept to an assortment of products that includes professional hair care, skin, cosmetics and bath products. We believe that the conversion of the product assortment will attract new customers and improve comparable store sales. There can be no assurance that we will be able to expand our business through the acceptance of an assortment of products that includes professional hair care, skin, cosmetics and bath products. If we are not able to execute this strategy, our comparable store sales and operating results may be adversely affected and could result in goodwill impairment.

Changes in manufacturers' choice of distribution channels may negatively affect our revenues.

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

We may not be able to achieve the anticipated costs savings related to our approved plan to close up to 160 stores in fiscal year 2009.

        In July of 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. The timing and costs of lease terminations and other costs associated with the salon closures may impact the Company's ability to realize the cost savings anticipated from the Company's approved plan. If we are unable to execute our store closures as planned, our operating results may be adversely affected.

Changes to interest rates and foreign currency exchange rates may impact our results from operations.

        Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. During fiscal year 2008, the National Association of Insurance Commissioners downgraded Regis' private placement debt from investment-grade private placement to non-investment grade. The downgrade does not have any immediate effect on the private placement debt outstanding and corresponding interest rate as of June 30, 2008. Any future non-investment grade private placement debt would result in a substantially higher interest rate. The downgrade has no impact on the Company's current revolving credit facility or its ability to secure future bank borrowings. See discussion in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for additional information.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's corporate offices are headquartered in a 270,000 square foot, four building complex in Edina, Minnesota owned or leased by the Company. The Company also operates small offices in Toronto, Canada; Coventry and London, England; Wichita, Kansas and Boca Raton, Florida. These offices are occupied under long-term leases.

        The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 250,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

        The Company operates all of its salon locations and hair replacement centers under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Wal-Mart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company's domestic locations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

(a) Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters; Performance Graph

        Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2008 and 2007 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 20, 2008, Regis shares were owned by approximately 21,900 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $28.62 per share on August 20, 2008.

	2008		2007
Fiscal Quarter	High	Low	High	Low
1st Quarter	$39.07	$30.66	$37.32	$32.78
2nd Quarter	34.12	26.31	40.30	35.90
3rd Quarter	28.22	22.67	43.29	38.90
4th Quarter	31.00	26.35	41.59	37.79

        The Company paid quarterly dividends of $0.04 per share in fiscal years 2008 and 2007. The Company expects to continue paying regular quarterly dividends for the foreseeable future.

        Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings or this Annual Report, the following performance graph and accompanying data shall not be deemed to be incorporated by reference into any such filings. In addition, they shall not be deemed to be "soliciting material" or "filed" with the SEC.

        The following graph compares the cumulative total shareholder return on the Company's stock for the last five years with the cumulative total return of the Standard and Poor's 500 Stock Index and the cumulative total return of a peer group index (the "Peer Group") constructed by the Company. In addition, the Company has included the Standard and Poor's 400 Midcap Index and the Dow Jones Consumer Services Index in this analysis because the Company believes these two indices provide a comparative correlation to the cumulative total return of an investment in shares of Regis Corporation.

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., Applebee's International, Inc., AutoZone, Inc., Brinker International, Inc., CBRL Group, Inc., Foot Locker, Inc., GameStop Corp., Guitar Center, Inc., H&R Block, Inc., Jack in the Box, Inc., Papa John's International, Inc., PetSmart, Inc., RadioShack Corp., Service Corporation International, and Starbucks Corp.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2003 and those dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2008

	2003	2004	2005	2006	2007	2008
Regis	100.00	154.01	135.52	124.01	133.76	92.65
S & P 500	100.00	119.09	126.59	137.47	165.61	143.83
S & P 400 Midcap	100.00	127.88	144.47	164.59	194.94	180.67
Dow Jones Consumer Service Index	100.00	113.69	120.35	119.98	141.90	111.57
Peer Group	100.00	133.98	155.35	164.48	177.53	130.88

(b) Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2008, 2007, and 2006, a total accumulated 6.8, 5.1, and 3.0 million shares have been repurchased for $226.5, $176.5, and

$96.8 million, respectively. As of June 30, 2008, $73.5 million remains to be spent on share repurchases under this program.

        The Company did not repurchase any of its common stock through its share repurchase program during the three months ended June 30, 2008.

CEO and CFO Certifications

        The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO's annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE's Corporate Governance listing standards was submitted to the NYSE on October 30, 2007.

Item 6.    Selected Financial Data

        The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8.

	2008	2007	2006	2005	2004
Revenues(a)	$2,738,865	$2,626,588	$2,430,864	$2,194,294	$1,923,143
Operating income(b)(c)	174,297	164,613	204,491	137,890	178,748
Net income(b)(c)(d)	85,204	83,170	109,578	64,631	104,218
Net income per diluted share(b)(c)(d)	1.95	1.82	2.36	1.39	2.26
Total assets	2,235,871	2,132,114	1,985,324	1,725,976	1,271,859
Long-term debt, including current portion	764,747	709,231	622,269	568,776	301,143
Dividends declared	$0.16	$0.16	$0.16	$0.16	$0.14

a)
Revenues from salons, schools or hair restorations centers acquired each year were $132.3, $108.0, $165.7, $181.2, and $122.3 million during fiscal years 2008, 2007, 2006, 2005, and 2004, respectively. Revenues from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 were $5.6, $68.5, $48.2, $18.2 and $1.0 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. Revenues from the deconsolidated European franchise salon operations were $36.2, $57.0, $52.7, $55.1 and $47.3 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

b)
The following significant items affected operating, net income, and net income per diluted share:
•
Operating (loss) income from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 was ($0.3), ($18.6), $2.3, $2.5 and $0.1 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. Operating (loss) income from the deconsolidated European franchise salon operations was $5.1, $7.5, $4.8, ($31.0) and $6.7 million in fiscal years 2008, 2007, 2006, 2005 and 2004, respectively.

•
An impairment charge of $23.0 million ($19.6 million net of tax) associated with the Company's accredited cosmetology schools was recorded in fiscal year 2007. An impairment charge of $4.3 million ($2.8 million net of tax) related to a cost method investment was recorded in fiscal year 2006. An impairment charge of $38.3 million ($38.3 million net of tax) related to goodwill associated with the Company's European business was recorded in fiscal year 2005.

•
A net settlement gain of $33.7 million ($21.7 million net of tax) was recognized during fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated merger agreement for Sally Beauty Company. The termination fee gain is net of direct transaction-related expenses associated with the terminated merger agreement.

  •
  Adjustments were recorded in fiscal years 2008, 2007, 2006 and 2005 related to a change in estimate of the Company's self-insurance accruals, primarily prior years' workers' compensation claims reserves, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws. Site operating expenses decreased by $7.1 million ($4.3 million net of tax), $10.2 million ($6.7 million net of tax), and $2.3 million ($1.3 million net of tax) in fiscal years 2008, 2007, and 2005, respectively, and increased by $1.0 million ($0.6 million net of tax) in fiscal year 2006 as a result in the change in estimate.

  •
  Expenses of $10.5 million ($6.4 million net of tax), $6.8 million ($4.5 million net of tax), $8.4 million ($5.4 million net of tax), $3.6 million ($2.0 million net of tax), and $3.2 million ($2.0 million net of tax) related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2008, 2007, 2006, 2005, and 2004, respectively. The $10.5 million impairment charge recognized during 2008 related to the Company's decision to close 160 underperforming salons during fiscal year 2009.

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

c)
Effective July 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended, using the prospective transition method. Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Total compensation cost for stock-based payment arrangements totaled $6.8, $4.9, $4.9, $1.2 and $0.2 million ($4.2, $3.2, $3.2, $0.8 and $0.1 million after tax) during fiscal years 2008, 2007, 2006, 2005 and 2004, respectively. Prior to the adoption of these Statements, no compensation cost for stock-based payment arrangements was recognized in earnings. Refer to Note 1 to the Consolidated Financial Statements for further discussion.

d)
An income tax charge of approximately $3.0 million of which $1.3 million was recorded through income tax expense and $1.7 million was recorded through other comprehensive income. during fiscal year 2008 was associated with repatriating approximately $30.0 million of cash previously considered to be indefinitely reinvested outside of the United States. An income tax benefit increased reported net income by approximately $4.1 million during fiscal year 2007 due to the reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits. Approximately $1.3 million of this benefit related to credits earned during fiscal year 2006, as the change in tax law during fiscal year 2007 was retroactive to January 1, 2006. Work Opportunity and Welfare-to-Work Tax Credits increased reported net income by $0.8 and $1.8 million during fiscal years 2006 and 2005, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

  •
  Management's Overview

  •
  Critical Accounting Policies

  •
  Overview of Fiscal Year 2008 Results

  •
  Results of Operations

  •
  Liquidity and Capital Resources

MANAGEMENT'S OVERVIEW

        Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of June 30, 2008, we owned, franchised or held ownership interests in over 13,550 worldwide locations. Our locations consisted of 10,745 system wide North American and international salons, 92 hair restoration centers, and 2,714 locations in which we maintain an ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 10,273 salons, including 2,163 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 472 salons located in Europe, primarily in the United Kingdom. Hair Club for Men and Women includes 92 North American locations, including 35 franchise locations. During fiscal year 2008, we had approximately 65,000 corporate employees worldwide.

        Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. We believe achieving revenue growth of four to six percent, including same-store sales increases of 0.5 to 2.5 percent, will allow us to increase annual earnings at a mid to high single-digit growth rate. We anticipate expanding our presence in North America and the United Kingdom. In addition we anticipate our joint venture partners to continue to expand.

        Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

Salon Business

        The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however, each attracts a different demographic. Aside from the 160 store closings of our underperforming salons, we anticipate expanding all of our salon concepts. When commercial opportunities arise, we anticipate testing and developing new salon concepts to complement our existing concepts. An example of this would be the introduction of our new men's concept, RAZE, introduced in Minnetonka, MN during August 2008.

        We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2009, our outlook for constructed salons will be between 175 and 200 units, and we expect to add between 350 and 370 net locations through a combination of organic, acquisition and franchise growth. Our long-term outlook anticipates that we will add between 800 to 1,000 net locations each year through a combination of organic, acquisition and franchise growth. Capital expenditures in fiscal year 2009, excluding acquisition expenditures budgeted at $75.0 million, are projected to be approximately $95 million, which includes approximately $50 million for salon maintenance.

        Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open approximately 100 to 125 salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2009 consolidated same-store sales increase to be 0.5 to 2.5 percent.

        Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2008, we acquired 7,926 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

Hair Restoration Business

        In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is a provider of hair loss solutions with an estimated five percent share of the $4 billion domestic market. This industry is comprised of numerous locations domestically and is highly fragmented. As a result, we believe there is an opportunity to consolidate this industry through acquisition. Expanding the hair loss business organically and through acquisition would allow us to add incremental revenue which is neither dependent upon, nor dilutive to, our existing salon businesses.

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

Cost of Product and Services Used and Sold

        Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact our usage rates estimates. These factors include mix of service sales, discounting and special promotions. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts. During fiscal year 2008, we performed physical inventory counts between September and November and May and June, and adjusted our estimated gross profit margin to reflect the results of the observations. Significant changes in product costs, volumes or shrinkage could have a material impact on our gross margin.

Goodwill

        Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides. The Company believes Trade Secret operations have the highest risk for potential impairment should future revenue growth rates be lower than expected. Our policy is to perform our annual goodwill impairment test during our third quarter of each fiscal year ending June 30.

        During the three months ended March 31 of fiscal years 2008, 2007, and 2006, we performed our annual goodwill impairment analysis on our reporting units. Based on our testing, a $23.0 million ($19.6 million net of tax) impairment charge was recorded during fiscal year 2007 related to our beauty school business. No impairment charges were recorded during fiscal years 2008 and 2006.

        On January 31, 2008, we merged our continental European franchise salon operations with the operations of the Franck Provost Salon Group. Prior to the merger, our analysis indicated the net book value of our European franchise business approximated the fair value.

        The performance challenges and necessary investments in information technology platforms and management that were required to effectively operate our beauty schools led us to exploring strategic alternatives pertaining to our beauty school operating segment. On August 1, 2007 (fiscal year 2008), we merged our 51 accredited cosmetology schools into EEG, creating the largest beauty school operator in North America. This transaction leveraged EEG's management expertise, while enabling us to maintain a vested interest in the beauty school industry. During the three months ended March 31, 2007, the terms of the transaction indicated that the estimated fair value of the accredited cosmetology schools was less than the current carrying value of this reporting unit's net assets, including goodwill. Thus, a $23.0 million pre-tax ($19.6 million after tax), non-cash impairment loss was recorded during the three months ended March 31, 2007.

        Our fiscal year 2006 analysis indicated that the net book value of our European franchise business approximated their fair value. The fiscal year 2006 analysis indicated that the net book value of our beauty school business approximated their fair value. The fair value of our North American salons and hair restoration centers exceeded their carrying amounts.

Long-Lived Assets, Excluding Goodwill

        We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis is performed on a salon by salon basis. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Recoverability of assets that will continue to be used in our operations is measured by comparing the carrying amount of the asset to the related total estimated future net cash flows. If an asset's carrying value is not recoverable through those cash flows, the asset grouping is considered to be impaired. The impairment is measured by the difference between the assets' carrying amount and their fair value, based on the best information available, including market prices or discounted cash flow analysis.

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

        During fiscal years 2008, 2007 and 2006, $10.5, $6.8, and $8.4 million ($6.4, $4.5 and $5.4 million net of tax, respectively) of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations. In July 2008, we approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. We also evaluated the appropriateness of the remaining useful lives of its affected property and equipment and whether a change to the depreciation charge was warranted. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Purchase Price Allocation

        We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2008, 2007 and 2006 acquisitions totaled $16.1, $4.5, and $17.3 million, respectively. The residual goodwill generated by fiscal year 2008, 2007, and 2006 acquisitions totaled $16.1, $50.8, and $127.3 million, respectively.

Self-insurance Accruals

        We use a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability reflected on our Consolidated Balance Sheet represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date. In estimating this liability, loss development factors utilize historical data to project the future development of incurred losses. Loss estimates are adjusted based upon actual claims settlements and reported claims. Although we do not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. We recorded a positive adjustment to our self-insurance accruals of $7.1 million ($4.3 million net of tax) and $10.2 million ($6.7 million net of tax) during fiscal years 2008 and 2007, respectively. The reserve reduction relates primarily to an actuarial change in estimate in prior years workers' compensation claims reserves as a result of continued improvement of our new safety and return-to-work programs over the recent years as well as changes in state laws. In fiscal 2006 we increased self-insurance accruals related to prior year's claims by $1.0 million. During fiscal years 2008, 2007, and 2006, our insurance costs were $46.8, $45.2 and $52.5 million, respectively.

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

        Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not be ultimately recoverable. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which it is determined that the recovery is not more likely than not.

        In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2005 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2004. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        We adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective July 1, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation, and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. As a result of the adoption of FIN No. 48, effective July 1, 2007, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties. As of June 30, 2008 the Company's unrecognized income tax benefits were $27.6 million. See Note 8, to the Consolidated Financial Statements, for further information.

Stock-based Compensation Expense

        Compensation expense for stock-based compensation is estimated on the grant date using an option-pricing model. During fiscal years 2008, 2007, and 2006, stock-based compensation expense totaled $6.8, $4.9, and $4.9 million, respectively. Our specific weighted average assumptions for the risk free interest rate, expected term, expected volatility and expected dividend yield are documented in Note 10 to the Consolidated Financial Statements. Additionally, under SFAS No. 123R, we are required to estimate pre-vesting forfeitures for purposes of determining compensation expense to be recognized. Future expense amounts for any particular quarterly or annual period could be affected by changes in our assumptions or changes in market conditions.

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

OVERVIEW OF FISCAL YEAR 2008 RESULTS

        The following summarizes key aspects of our fiscal year 2008 results:

  •
  Revenues increased 4.3 percent to $2.7 billion and consolidated same-store sales increased 0.5 percent during fiscal year 2008. North American same-store service sales increased 3.8 and 3.3 percent during the third and fourth quarter of the fiscal year, the Company's largest comparable increases in eight years. An increase in average ticket price was partially offset by the continued decline in visitation patterns due to fashion trends resulted in an increase in consolidated same-store sales of 0.5 percent. The revenue increase was partially offset by deconsolidation of accredited cosmetology schools and European franchise salon operations. The Company expects fiscal year 2009 same-store sales growth to be 0.5 to 2.5 percent.

  •
  A long-lived asset impairment charge of $10.5 million was recorded during fiscal year 2008 related to the approval of a plan to close up to 160 underperforming company-owned salons in fiscal year 2009.

  •
  Total debt at the end of the fiscal year was $764.7 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, increased 20 basis points to 43.9 percent as compared to June 30, 2007.

  •
  Share repurchases of $50.0 million and $79.7 million occurred during fiscal years 2008 and 2007, respectively.

  •
  The effective income tax rate was adversely impacted by $3.0 million tax charge, of which $1.3 million was recorded through income tax expense and $1.7 million was recorded through other comprehensive income. primarily associated with repatriating approximately $30.0 million of cash previously considered to be indefinitely reinvested outside of the United States, which caused a 1.0 percent increase in the rate. The joint venture partnership with Franck Provost Group resulted in higher overall taxes being paid by Regis due to Regis' income being subject to higher overall tax rates. In addition, Texas passed a new gross margins tax which, together with a number of states' tax initiatives, negatively affected the tax rate by 1.9 percent. These events were partially offset by Work Opportunity and Welfare-to-Work Tax Credits earned during the fiscal year, which caused a 2.0 percent decrease in the rate.

  •
  Site operating expenses were positively impacted by a $7.1 million ($4.3 million net of tax) change in estimate of the Company's self-insurance accruals, primarily workers' compensation, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws.

  •
  Earnings per share increased to $1.95 per diluted share, up from $1.82 per diluted share in fiscal year 2007, primarily related to the schools goodwill impairment charge in fiscal year 2007.

RESULTS OF OPERATIONS

Consolidated Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2008	2007	2006
Service revenues	69.2%	68.3%	67.2%
Product revenues	28.3	28.6	29.6
Royalties and fees	2.5	3.1	3.2
Operating expenses:
Cost of service(1)	57.6	56.6	56.8
Cost of product(2)	51.0	50.6	51.6
Site operating expenses	7.4	7.9	8.2
General and administrative	12.3	12.5	12.1
Rent	14.8	14.6	14.4
Depreciation and amortization	4.8	4.7	4.8
Goodwill impairment	0.0	0.9	0.0
Terminated acquisition income, net	0.0	0.0	(1.4)
Operating income	6.4	6.3	8.4
Income before income taxes	5.0	4.9	7.0
Net income	3.1	3.2	4.5

(1)
Computed as a percent of service revenues and excludes depreciation expense.

(2)
Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues increased 4.3 percent to $2.7 billion during fiscal year 2008 and 8.1 percent to $2.6 billion during fiscal year 2007. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
North American salons:
Regis	$513,820	$498,577	$481,760
MasterCuts	175,974	174,287	174,674
Trade Secret(1)	257,873	253,250	262,862
SmartStyle	507,349	462,321	413,907
Strip Center(1)	886,646	776,995	703,345
Other(3)	5,558	—	—

Total North American Salons	2,347,220	2,165,430	2,036,548
International salons(1)(2)	256,063	253,430	220,662
Beauty schools(3)	—	85,627	63,952
Hair restoration centers(1)	135,582	122,101	109,702

Consolidated revenues	$2,738,865	$2,626,588	$2,430,864

Percent change from prior year	4.3%	8.1%	10.8%
Salon same-store sales increase(4)	0.5%	0.2%	0.4%

(1)
Includes aggregate franchise royalties and fees of $68.6, $80.5, and $77.9 million in fiscal years 2008, 2007, and 2006, respectively. North American salon franchise royalties and fees represented 59.2, 48.2, and 50.4 percent of total franchise revenues in fiscal years 2008, 2007, and 2006, respectively. The decrease in aggregate franchise royalties and fees and the increase in North American salon franchise royalties and fees as a percent of total revenues for fiscal year 2008 is a result of the deconsolidation of the Company's European franchise salon operations.

(2)
On January 31, 2008, the Company deconsolidated the results of operations of its European franchise salon operations. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. See Item 6, Selected Financial Data, for further information

(3)
On August 1, 2007, the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. See Item 6, Selected Financial Data, for further information. For the fiscal year ended June 30, 2008, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Sassoon schools. Subsequent to August 1, 2007 results of operations for the Sassoon schools are included in the respective North American and international salon segments.

(4)
Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Annual same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Relocated locations are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. We began including hair restoration centers in same-store sales calculations beginning with the third fiscal quarter of 2007. Management believes that same-store sales, a component of organic growth, are useful in order to help determine the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

        The 4.3, 8.1, and 10.8 percent increases in consolidated revenues during fiscal years 2008, 2007 and 2006, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2008	2007	2006
Acquisitions (previous twelve months)	5.0%	4.4%	7.5%
Organic growth	2.4	3.2	4.0
Foreign currency	1.0	1.0	(0.1)
Franchise revenues	(0.5)	0.0	(0.1)
Closed salons	(3.6)	(0.5)	(0.5)

	4.3%	8.1%	10.8%

        We acquired 475 company-owned salons (including 150 franchise buybacks), and bought back 6 hair restoration centers from franchisees during fiscal year 2008 compared to 354 company-owned salons (including 97 franchise buybacks), one beauty school and two company-owned hair restoration centers (including one franchise buyback) during fiscal year 2007. The organic growth stemmed primarily from the construction of 325 and 420 company-owned salons during the twelve months ended June 30, 2008 and 2007, respectively, as well as consolidated same-store sales increases. Franchise revenues decreased primarily due to the merger of our 1,587 continental Europe franchise salons with Franck Provost Salon Group on January 31, 2008. We closed 285 and 303 salons (including 105 and 168 franchise salons) during the twelve months ended June 30, 2008 and 2007, respectively. The decrease in closed salons as a percent of revenues was primarily due to the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007.

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

        During fiscal years 2008 and 2007, the foreign currency impact was driven by the continued weakening of the United States dollar against the Canadian dollar, British pound, and Euro as compared to the prior fiscal year's exchange rates. During fiscal year 2006, the foreign currency impact was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the prior fiscal year's exchange rates, partially offset by the continued weakening of the United States dollar against the Canadian dollar.

        Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

         Service Revenues.    Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$1,894,257	$100,455	5.6%
2007	1,793,802	159,774	9.8
2006	1,634,028	167,692	11.4

        The growth in service revenues during fiscal year 2008 was driven by acquisitions and new salon construction (a component of organic growth). Service revenue growth was driven by a consolidated same-store service sales increase of 2.0 percent during the twelve months ended June 30, 2008 as a result of price increases. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 31, 2007.

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

        The growth in service revenues during fiscal year 2006 was driven primarily by acquisitions and new salon construction (a component of organic growth). Same-store service sales in our salons continued to be modest due to a slight lengthening of customer visitation patterns stemming from a fashion trend towards longer hairstyles.

         Product Revenues.    Product revenues are primarily sales at company-owned salons, hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$775,980	$23,700	3.2%
2007	752,280	33,338	4.6
2006	718,942	70,522	10.9

        The growth in product revenues during fiscal year 2008 was primarily due to acquisitions, offset by same-store product sales decrease of 3.1 percent during the twelve months ended June 30, 2008. This decrease is due to the recent decline in the global economic condition and the continued trend of product diversion and increased appeal of mass hair care lines by the consumer.

        The growth in product revenues during fiscal year 2007 was primarily due to acquisitions. Growth was not as robust compared to the prior fiscal year due to a same-store product sales decrease of 1.8 percent during the twelve months ended June 30, 2007, related to product diversion, reduced promotions and increased appeal of mass retail hair care lines by the consumer.

        The growth in product revenues during fiscal year 2006 was primarily due to acquisitions. Growth was not as robust compared to the prior fiscal years primarily due to a lower same-store product sales increase; same-store product sales increased 0.1 percent during fiscal year 2006.

         Franchise Royalties and Fees.    Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$68,628	$(11,878)	(14.8)%
2007	80,506	2,612	3.4
2006	77,894	(1,644)	(2.1)

        Total franchise locations open at June 30, 2008 and 2007 were 2,198 (including 35 franchise hair restoration centers) and 3,783 (including 41 franchise hair restoration centers). The decrease in consolidated franchise revenues during fiscal year 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008. The decrease in consolidated franchise revenues during fiscal year 2008 was partially offset due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for fiscal year 2007.

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

Gross Margin (Excluding Depreciation)

        Our cost of revenues primarily includes labor costs related to salon employees and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Gross Margin	Margin as % of Service and Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$1,183,548	44.3%	$32,739	2.8%	(90)
2007	1,150,809	45.2	97,372	9.2	40
2006	1,053,437	44.8	110,766	11.8	20

(1)
Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

         Service Margin (Excluding Depreciation).    Service margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Service Margin	Margin as % of Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$803,547	42.4%	$24,526	3.1%	(100)
2007	779,021	43.4	73,508	10.4	20
2006	705,513	43.2	75,626	12.0	20

(1)
Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in service margins as a percent of service revenues during fiscal year 2008 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues, which accounted for 40 of the total 100 basis point decrease. The decrease was also due to a change made during the first fiscal quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. For the twelve months ended June 30, 2008, the reclassification accounted for approximately 30 basis points of the total 100 basis point decrease and had no impact on total gross margin. During fiscal year 2009, we are forecasting service margins to be in the low 42 percent range of service revenues.

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

         Product Margin (Excluding Depreciation).    Product margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Product Margin	Margin as % of Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$380,001	49.0%	$8,213	2.2%	(40)
2007	371,788	49.4	23,864	6.9	100
2006	347,924	48.4	35,140	11.2	20

(1)
Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in product margins as a percentage of product revenues during fiscal year 2008 was due to recent salon acquisitions which have lower product margins (50 basis points) and negative payroll leverage at our Trade Secret salons (40 basis points). These items were offset by the deconsolidation of the beauty schools and European franchise salon operations (30 basis points). During fiscal year 2009, we are forecasting product margins to be in the high 48 percent range of product revenues.

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

Site Operating Expenses

        This expense category includes direct costs incurred by our salons and hair restoration centers, such as on-site advertising, workers' compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Site Operating	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$204,001	7.4%	$(4,100)	(2.0)%	(50)
2007	208,101	7.9	8,499	4.3	(30)
2006	199,602	8.2	16,546	9.0	(10)

(1)
Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2008 was primarily due to a decrease in workers' compensation expense due to a continued reduction in the frequency and severity of injury claims from our successful salon safety programs. During fiscal year 2009, we are forecasting site operating expenses be in the high seven percent range of consolidated revenue.

        The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2007 was primarily due to an actuarial reduction in insurance claims reserves, primarily workers' compensation, as a result of the continued improvement of our safety and return-to-work programs over the recent years, as well as changes in state laws, providing an additional benefit of $10.2 million ($6.7 million net of tax) during fiscal year 2007. The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2006 was primarily due to reduced workers' compensation insurance-related costs stemming from decreased claims activity.

General and Administrative

        General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$337,160	12.3%	$8,516	2.6%	(20)
2007	328,644	12.5	34,552	11.7	40
2006	294,092	12.1	33,885	13.0	20

(1)
Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in G&A costs as a percentage of consolidated revenues during fiscal year 2008 was primarily due to the deconsolidation of the European franchise salon operations and accredited cosmetology schools, partially offset by the payroll costs of the back office support functions associated with the PureBeauty transaction. During fiscal year 2009, we are forecasting G&A expenses to be in the high 11 percent range of consolidated revenues.

        The planned basis point increase in G&A costs as a percent of consolidated revenues during fiscal year 2007 was primarily due to increases in salon supervisor salaries, benefits, travel expenses, professional fees and the timing of promotional salon and hair restoration advertising.

        The basis point increase in G&A costs as a percent of consolidated revenues during fiscal year 2006 was primarily due to $2.8 million related to the settlement of a Fair Labor Standards Act (FLSA) lawsuit over wage and hour disputes. Excluding the ten basis point impact of this settlement, G&A expenses were relatively consistent as a percent of revenues compared to the prior fiscal year.

Rent

        Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

			Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$406,270	14.8%	$23,450	6.1%	20
2007	382,820	14.6	31,894	9.1	20
2006	350,926	14.4	39,942	12.8	20

(1)
Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2008 was primarily due to rent expense increasing at a faster rate than location same-store sales and the deconsolidation of the schools and European franchise salon operations, offset by recent salon acquisitions having a lower occupancy cost. During fiscal year 2009, we are forecasting rent expense as a percent of consolidated revenues to be approximately 15 percent of consolidated revenues, excluding the impact of closing 160 stores. We expect to record an additional $15.0 million to $20.0 million of lease termination costs in fiscal year 2009 related to the 160 underperforming Company-owned salons that the Company has approved to close in fiscal year 2009.

        The basis point increase in rent expense as a percent of consolidated revenues during fiscal years 2007 and 2006 was primarily due to rent expense increasing at a faster rate than location same-store sales. Additionally, fiscal year 2007 is impacted by an extra week of rent in the United Kingdom.

        During fiscal year 2006, $4.1 million in lease termination costs were recognized through rent expense. These costs resulted from our decision to close 64 company-owned salon locations and refocus efforts on improving the sales and operations of nearby salons. Additionally, the increase in this fixed-cost expense as a percent of consolidated revenues was due to salon rent increasing at a faster rate than salon same-store sales during fiscal year 2006.

Depreciation and Amortization

        Depreciation and amortization expense (D&A) was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Periods Ended June 30,	D&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$130,448	4.8%	$6,311	5.1%	10
2007	124,137	4.7	8,234	7.1	(10)
2006	115,903	4.8	24,150	26.3	60

(1)
Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in D&A as a percent of consolidated revenues during fiscal year 2008 was primarily due to higher salon impairment charges in fiscal year 2008 related to the Company's decision to close 160 underperforming salons in fiscal year 2009, when compared to salon impairment charges in fiscal year 2007. Impairment charges of $10.5 million ($6.4 million net of tax) were recorded during fiscal 2008 related to the impairment of property and equipment at underperforming locations. The majority of closings are expected to occur in the first half of fiscal year 2009. The decision to close the underperforming stores was the result of a comprehensive review of our salon portfolio, further continuing our initiative to enhance profitability. During fiscal year 2009, we are forecasting D&A to be in the mid four percent range of consolidated revenue.

        The basis point improvement in D&A for fiscal year 2007 relates primarily to lower salon impairment charges in fiscal year 2007 when compared to salon impairment charges in fiscal year 2006. Impairment charges of $6.8 million ($4.3 million net of tax) were recorded during fiscal 2007 related to the impairment of property and equipment at underperforming locations.

        The basis point increase in D&A as a percent of consolidated revenues during fiscal year 2006 was primarily due to increased salon impairment charges during fiscal year 2006 over fiscal year 2005, stemming from lower same-store sales volumes during recent fiscal years. Impairment charges of $7.4 and $1.0 million were recognized for the North American and international operations, respectively, during fiscal year 2006. Additionally, $2.4 million in losses on disposal of property and equipment was recognized related to the fourth quarter closure of 64 salons. We decided to close these company-owned salon locations in order to refocus efforts on improving the sales and operations of nearby salons.

Goodwill Impairment

        Goodwill impairment was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Goodwill Impairment	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$—	—%	$(23,000)	—%	—
2007	23,000	0.9	23,000	—	90
2006	—	—	—	—	—

(1)
Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        A $23.0 million ($19.6 million net of tax) impairment charge was recorded during fiscal year 2007 related to our beauty school business. No impairment charges were recorded during fiscal years 2008 and 2006.

Terminated Acquisition Income, net

        Terminated acquisition income, net was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Terminated Acquisition Income, net	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$—	—%	$—	—%	—
2007	—	—	33,683	—	—
2006	(33,683)	1.4	(33,683)	—	140

(1)
Represents the basis point change in terminated acquisition income, net as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        A net settlement gain of $33.7 million ($21.7 million net of tax) was recognized during fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated merger agreement for Sally Beauty Company. The termination fee gain is net of direct transaction related expenses associated with terminated merger agreement. No termination income was recorded during fiscal years 2008 and 2007.

Interest

        Interest expense was as follows:

			Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$44,571	1.6%	$2,801	6.7%	—
2007	41,770	1.6	6,781	19.4	20
2006	34,989	1.4	10,604	43.5	30

(1)
Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        Interest as a percent of consolidated revenues during the twelve months ended June 30, 2008 was consistent with the twelve months ended June 30, 2007. During fiscal year 2009, we expect interest expense to decrease to approximately $41 million.

        The basis point increase in interest expense as a percent of consolidated revenues during fiscal year 2007 was primarily due to increased debt levels due to the Company's repurchase of $79.7 million of our outstanding common stock, acquisitions and the timing of income tax payments during the fiscal year.

        The basis point increase in interest expense as a percent of consolidated revenues during fiscal year 2006 was primarily due to an increase in our debt level stemming from fiscal year 2006 acquisition activity. Additionally, increased borrowing rates contributed to the fiscal year 2006 increase in interest expense as a percent of consolidated revenues.

Income Taxes

        Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point Increase (Decrease)
2008	38.9%	390
2007	35.0	(60)
2006	35.6	(890)

        The basis point increase in our overall effective income tax rate for the fiscal year ended June 30, 2008 is primarily the result of the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group. As a result of the merger with the Franck Provost Salon Group, the Company repatriated approximately $30 million cash previously considered to be indefinitely reinvested outside of the United States. In addition, certain costs related to the transaction were not deductible for tax purposes. The combined effect of these items caused an increase in the tax rate of 2.1%. In addition, Texas and other states introduced new taxes or restrictive rules. The combined effect of these new taxes, together with other adjustments, caused an increase in the tax rate of 1.9%. During fiscal year 2009, we are forecasting the effective tax rate to be approximately 37.8 percent.

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

        In December 2006, President Bush signed the Tax Relief and Health Care Act of 2006 into law. This Act retroactively reinstated the Work Opportunity and Welfare-to-Work Tax Credits for a two year period beginning January 1, 2006. In accordance with generally accepted accounting principles, the financial impact of the tax credits earned during the entire calendar year was required to be reflected in the Company's tax rate for the quarter in which the Act was signed into law, which was the Company's quarter ended December 31, 2006. The fiscal year 2007 tax rate reflects $4.1 million related to Work Opportunity and Welfare-to-Work Tax Credits, a portion of which was earned during fiscal year 2006, but not reflected in the related financial statements due to the expiration of the prior statute. Under the prior law which was retroactive to January 1, 2004 and expired on December 31, 2005, the Company earned employment credits of $0.8 and $1.8 million during fiscal years 2006 and

2005, respectively. On May 26, 2007, President Bush signed into law the Small Business and Work Opportunity Tax Act of 2007. Whereas under the Tax Relief and Health Care Act of 2006 the Work Opportunity and Welfare-to-Work Tax Credits were to expire on December 31, 2007, this Act enhances and extends the credits to September 1, 2011.

        The basis point improvement in our overall effective income tax rate for the fiscal year ended June 30, 2006 was related to the 2005 goodwill impairment charge in the international salon segment, which is non-deductible for tax purposes. The goodwill impairment caused an 11.0 percent increase in the fiscal year 2005 tax rate. Excluding the impact of the goodwill impairment, the increase in the fiscal year 2006 tax rate over the prior year was primarily due to the elimination of the Work Opportunity and Welfare-to-Work Tax Credits, which expired on December 31, 2005. During fiscal year 2005, excluding the impact of the goodwill impairment, the improvement in the effective tax rate over fiscal year 2004 was primarily due to the successful settlement of our federal audit and the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits during fiscal year 2005.

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

        During the fiscal years ended June 30, 2008 and 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound, and Euro against the United States dollar.

        During the fiscal year ended June 30, 2006, foreign currency translation had a negative impact on consolidated revenues due to the weakening of the British pound and Euro against the United States dollar, partially offset by the strengthening of the Canadian dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
				Impact on Income Before Income Taxes
	Impact on Revenues
				Fiscal 2008	Fiscal 2007	Fiscal 2006
(Dollars in thousands) Currency	Fiscal 2008	Fiscal 2007	Fiscal 2006
Canadian dollar	$15,179	$3,606	$7,274	$2,538	$608	$1,060
British pound	7,689	15,167	(6,753)	134	616	(341)
Euro	3,831	4,388	(2,472)	755	782	(292)

Total	$26,699	$23,161	$(1,951)	$3,427	$2,006	$427

Results of Operations by Segment

        Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

         North American Salon Revenues.    Total North American salon revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$2,347,220	$181,790	8.4%	0.7%
2007	2,165,430	128,882	6.3	0.1
2006	2,036,548	162,337	8.7	0.7

        The percentage increases during the years ended June 30, 2008, 2007, and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2008	2007	2006
Acquisitions (previous twelve months)	5.1%	4.0%	4.4%
Organic growth	2.9	2.6	4.4
Foreign currency	0.7	0.2	0.4
Franchise revenues	0.1	0.0	(0.1)
Closed salons	(0.4)	(0.5)	(0.4)

	8.4%	6.3%	8.7%

        We acquired 357 North American salons during the twelve months ended June 30, 2008, including 150 franchise buybacks. The organic growth was due primarily to the construction of 310 company-owned salons in North America during the twelve months ended June 30, 2008, and a same-store sales increase of 0.7 percent during the twelve months ended June 30, 2008. The Company experienced the largest comparable increase in same-store service sales in eight years during the third and fourth quarter of fiscal year 2008, 3.8 percent and 3.3 percent, respectively. The foreign currency impact during fiscal year 2008 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2007.

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

         North American Salon Operating Income.    Operating income for the North American salons was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$286,812	12.2%	$4,314	1.5%	(80)
2007	282,498	13.0	25,937	10.1	40
2006	256,561	12.6	8,481	3.4	(60)

(1)
Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in North American salon operating income as a percent of North American salon revenues during fiscal year 2008 was primarily due to reduced retail product margins, largely the result of recent salon acquisitions which have lower product margins and negative payroll leverage at our Trade Secret salons. Additionally, depreciation and amortization expenses increased as a percent of North American salon revenues due to impairment losses on the disposal of property and equipment stemming from salon closures. In July 2008 (fiscal year 2009), we approved a plan to close up to 160 underperforming company-owned salon locations in fiscal year 2009 prior to the lease end date in order to enhance overall profitability, which resulted in impairment charges of $10.5 million. These declines were offset by a decrease in workers' compensation expense due to a continued reduction in the frequency and severity of injury claims from our successful salon safety programs.

        The basis point improvement in North American salon operating income as a percent of North American salon revenues during fiscal year 2007 was due to improved product margins and a reduction in workers' compensation expense as a result of the continued improvement of our safety and return-to-work programs over the recent years, as well as changes in state laws and rent expense increasing at a faster rate than salon same-store sales.

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

International Salons

         International Salon Revenues.    Total international salon revenues were as follows:

		Increase (Decrease) Over Prior Fiscal Year
				Same-Store Sales (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$256,063	$2,633	1.0%	(4.3)%
2007	253,430	32,768	14.8	(0.6)
2006	220,662	(6,122)	(2.7)	(3.0)

        The percentage increases (decreases) during the years ended June 30, 2008, 2007, and 2006 were due to the following factors.

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2008	2007	2006
Acquisitions (previous twelve months)	4.1%	2.6%	1.8%
Organic growth	(0.7)	4.4	2.0
Foreign currency	4.5	8.5	(3.9)
Franchise revenues	(5.9)	0.3	(0.5)
Closed salons	(1.0)	(1.0)	(2.1)

	1.0%	14.8%	(2.7)%

        We acquired 25 international salons during the twelve months ended June 30, 2008, none of which were franchise buybacks. The decrease in organic growth was due to a decrease of same-store sales of 4.3 percent for the twelve months ended June 30, 2008 and due an additional week in the fiscal year 2007 reporting period as compared to the fiscal year 2008 reporting period. This decrease was partially offset by the 15 company-owned international salons constructed and the inclusion of the four United Kingdom Sassoon schools for the twelve months ended June 30, 2008. The foreign currency impact during fiscal year 2008 was driven by the weakening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2007. Franchise revenues decreased primarily due to the merger of our continental Europe franchise salon operations with Franck Provost Salon Group on January 31, 2008.

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

         International Salon Operating Income.    Operating income for the international salons was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$11,651	4.6%	$(5,897)	(33.6)%	(230)
2007	17,548	6.9	3,986	29.4	80
2006	13,562	6.1	31,695	174.8	1,410

(1)
Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in international salon operating income as a percent of international salon revenues during fiscal year 2008 was primarily due to the deconsolidation of our European franchise salon operations, negative same-store sales, and higher impairment charges of $1.1 million related to the Company approved plan to close underperforming company-owned salon locations in fiscal year 2009. These decreases were offset by the inclusion of the Sassoon schools in the segment.

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

        The basis point improvement in international salon operating income as a percent of international salon revenues during fiscal year 2006 was primarily due to the goodwill impairment charge of $38.3 million recorded during the three months ended March 31, 2005, offset by a $1.0 million charge in fiscal year 2006 related to the impairment of certain salons' property and equipment which contributed to an increase in depreciation and amortization expense. Exclusive of the prior year goodwill impairment charge, operating income decreased 280 basis points as a percentage of total international salon revenues. This decrease was primarily due to the impact of certain fixed cost categories, such as rent and depreciation expense, measured as a percentage of lower same-store sales, as well as the $1.0 million of property and equipment impairment charges.

Hair Restoration Centers

         Hair Restoration Center Revenues.    Total hair restoration center revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$135,582	$13,481	11.0%	5.2%
2007	122,101	12,399	11.3	8.7
2006(1)	109,702	50,314	84.7	N/A

(1)
We did not own or operate any hair restoration centers until December 2004.

        The percentage increases during the years ended June 30, 2008, 2007, and 2006 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2008	2007	2006
Acquisitions (previous twelve months)	8.1%	4.7%	81.4%
Organic growth	4.2	6.6	3.8
Franchise revenues	(1.3)	0.0	(0.5)

	11.0%	11.3%	84.7%

        We acquired six hair restoration centers during the twelve months ended June 30, 2008, all of which were franchise buybacks, and constructed three hair restoration centers during the twelve months ended June 30, 2008. The increase in organic hair restoration revenues during fiscal year 2008 was due to the increase in same-store sales of 5.2 percent.

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

         Hair Restoration Center Operating Income.    Operating income for our hair restoration centers was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$28,181	20.8%	$2,620	10.3%	(10)
2007	25,561	20.9	3,988	18.5	120
2006	21,573	19.7	9,309	75.9	(100)

(1)
Represents the basis point change in hair restoration center operating income as a percent of total hair restoration center revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2008 was primarily due to lower operating margins at the six acquired franchise centers during the twelve months ended June 30, 2008.

        The basis point improvement in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2007 was due to strong recurring and new customer revenues and increases in hair transplant management fees, partially offset by an increase in professional fees and advertising and marketing expenses.

        The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2006 was due to the write-off of approximately $0.5 million of software acquired as part of the original Hair Club acquisition, as it was determined that the software would no longer be used. The remaining 50 basis point fluctuation in hair restoration center operating income as a percent of hair restoration center revenues was primarily due to our integration of the recently acquired centers.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase
2008	43.9%	(20)
2007	43.7	(200)
2006	41.7	130

    (1)
    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point decrease in the debt to capitalization ratio as of June 30, 2008 compared to June 30, 2007 and June 30, 2007 compared to June 30, 2006 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during fiscal year 2008 and 2007. As of June 30, 2008 and 2007, approximately $230.2 million and $223.4 million, respectively, of our debt outstanding is classified as a current liability. We have a revolving credit facility which provides for possible acceleration of the maturity date based on provisions that are not objectively determinable and we have therefore included the outstanding borrowings under our revolving credit facility in our current portion of debt. As of June 30, 2008 and 2007 we had borrowings on our revolving credit facility of $139.1 million and $147.8 million, respectively. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

        The basis point improvement in the debt to capitalization ratio as of June 30, 2006 as compared to June 30, 2005 was due to increased equity levels stemming primarily from fiscal year 2006 earnings.

        Total assets at June 30, 2008, 2007, and 2006 were as follows:

		Increase Over Prior Fiscal Year
	Total Assets
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2008	$2,235,871	$103,757	4.9%
2007	2,132,114	146,790	7.4
2006	1,985,324	259,348	15.0

        Acquisitions and new salon construction (a component of organic growth) were the primary drivers of the increase in total assets as of June 30, 2008 compared to June 30, 2007. Acquisitions and new salon construction were primarily funded by a combination of operating cash flow, debt, and assumption of liabilities.

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

        Total shareholders' equity at June 30, 2008, 2007, and 2006 was as follows:

		Increase Over Prior Fiscal Year
	Shareholders' Equity
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2008	$976,186	$62,878	6.9%
2007	913,308	41,901	4.8
2006	871,407	116,695	15.5

        During the twelve months ended June 30, 2008, equity increased primarily as a result of net income and increased accumulated other comprehensive income due primarily to foreign currency translation adjustments as the result of the strengthening of foreign currencies that underlie our investments in those markets, partially offset by lower common stock and additional paid-in capital balances stemming from share repurchases during the twelve months ended June 30, 2008.

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

Cash Flows

Operating Activities

        Net cash provided by operating activities during the twelve months ended June 30, 2008, 2007 and 2006 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Net income	$85,204	$83,170	$109,578
Depreciation and amortization	119,977	117,327	107,470
Deferred income taxes	(3,789)	(6,243)	7,409
Goodwill and asset impairments	10,471	29,813	12,740
Receivables	(709)	(4,092)	(4,918)
Inventories	(5,232)	2,709	(6,068)
Other current assets	2,554	(15,818)	(7,551)
Accounts payable and accrued expenses	9,249	26,436	46,924
Other noncurrent liabilities	(14,083)	15,067	16,463
Other	18,741	(6,509)	(362)

	$222,383	$241,860	$281,685

        During fiscal year 2008, cash provided by operating activities was lower than in the twelve months ended June 30, 2007 primarily due to a decrease in working capital cash flow.

        During fiscal year 2007, cash provided by operating activities was lower than in the twelve months ended June 30, 2006 due to accounts payable and accrued expenses generating less cash in fiscal 2007 than fiscal 2006, which is primarily related to the timing of income tax payments. Depreciation and amortization increased primarily due to the amortization of acquired intangible assets and increased fixed assets. The goodwill impairment charge of $23.0 million ($19.6 million net of tax) related to our beauty school business. Inventories increased slightly during the twelve months ended June 30, 2007 and 2006 due to growth in the number of salons, partially offset by the Company's planned initiatives to reduce inventory levels in fiscal year 2007. Receivables increased during the twelve months ended June 30, 2007 primarily due to credit card receivables and increased student enrollment in the beauty school segment as compared to June 30, 2006.

        During fiscal year 2006, depreciation and amortization increased primarily due to the amortization of intangible assets that we acquired in the acquisition of the hair restoration centers during December 2004 and the amortization of intangibles acquired in conjunction with recent beauty school acquisitions. Also, losses on the disposal of property and equipment (which is included in depreciation and amortization) from salons which were closed during the fourth quarter contributed to the increase. The asset impairment charge was primarily due to impairment charges for underperforming salons and the impairment of a minority investment in a privately held company. SFAS No. 123R requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash outflow from operating activities and a cash inflow from financing activities in the Consolidated Statement of Cash Flows (shown as Excess tax benefit from stock-based compensation plans). In periods prior to the three months ended September 30, 2005, and the Company's adoption of SFAS No. 123R, the tax benefit realized upon exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.1 million for the year ended June 30, 2005.

Investing Activities

        Net cash used in investing activities during the twelve months ended June 30, 2008, 2007 and 2006 were the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Business and salon acquisitions	$(132,971)	$(68,747)	$(155,481)
Capital expenditures for remodels or other additions	(35,212)	(35,299)	(41,246)
Capital expenditures for the corporate office (including all technology-related expenditures)	(18,310)	(21,452)	(30,455)
Payment of contingent purchase price	—	—	(3,630)
Capital expenditures for new salon construction	(32,277)	(33,328)	(44,583)
Proceeds from loans and investments	10,000	5,250	—
Disbursements for loans and investments	(46,400)	(30,673)	(6,000)
Transfer of cash related to contribution of schools and European franchise salon operations	(10,906)	—	—
Net investment hedge settlement	—	(8,897)	—
Proceeds from sale of assets	47	97	730

	$(266,029)	$(193,049)	$(280,665)

        Acquisitions during fiscal year 2008 were primarily funded by a combination of operating cash flows and debt. Additionally the Company completed 186 major remodeling projects were completed during fiscal year 2008, compared to 155 and 170 during fiscal years 2007 and 2006, respectively. We constructed 325 company-owned salons, three hair restoration centers and acquired 382 company-owned salons (150 of which were franchise buybacks) and six hair restoration centers, all of which were franchise buybacks, Investing activities also included a $36.4 million loan to Empire Education Group, Inc. In addition, there was $10.9 million in cash held by the schools and European salon businesses that were deconsolidated.

        Acquisitions during fiscal year 2007were primarily funded by a combination of operating cash flows and debt. Additionally, 155 major remodeling projects were completed during fiscal year 2007, compared to 170 and 205 during fiscal years 2006 and 2005, respectively. We constructed 420 company-owned salons and two beauty schools and acquired 354 company-owned salons (97 of which were franchise buybacks), one beauty school and two hair restoration centers (one of which was a franchise buyback) during fiscal year 2007. During fiscal year 2007, loans and investments, net, included $9.9 million related to an equity investment the Company made in October 2006, $8.2 million related to a cost method investment made in April 2007, $3.1 million related to the cost method investment made in April 2007 and $4.0 million related to a note receivable issued under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest. Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company's net investment in its foreign operations).

        We constructed 531 company-owned salons, two beauty schools and one hair restoration center and acquired 290 company-owned salons (142 of which were franchise buybacks), 30 beauty schools and eight hair restoration centers (seven of which were franchise buybacks) during fiscal year 2006. During fiscal year 2006, we entered into a credit agreement with a third party, under which we lent $6.0 million, and in 2007, we extended the term of the note to March 31, 2009. Refer to Note 3, to the Consolidated Financial Statements for further details surrounding this arrangement.

        The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2008		2007		2006
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	14	4	17	49	38	14
MasterCuts	7	—	15	—	32	—
Trade Secret	16	65	20	3	33	2
SmartStyle	207	—	242	—	215	—
Promenade	66	138	101	193	180	122
International	15	25	25	12	33	10
Beauty schools	—	—	2	1	2	30
Hair restoration centers	3	—	—	1	1	1

	328	232	422	259	534	179

Financing Activities

        Net cash (used in) or provided by financing activities during the twelve months ended June 30, 2008, 2007 and 2006 were the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Net (payments) borrowings on revolving credit facilities	$(8,613)	$84,806	$56,250
Net borrowings (repayments) of long-term debt	46,839	(15,888)	(20,787)
Proceeds from the issuance of common stock	8,893	14,310	14,410
Repurchase of common stock	(49,957)	(79,710)	(20,280)
Excess tax benefit from stock-based compensation plans	1,420	4,536	4,556
Dividend payments	(6,964)	(7,169)	(7,256)
Other	(2,622)	(7,310)	1,678

	$(11,004)	$(6,425)	$28,571

        During fiscal year 2008, 2007, and 2006, net borrowings were primarily used to fund loans and acquisitions, share repurchases, and customary income tax payments. Acquisitions funded are discussed in Note 3 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. The excess tax benefit from stock-based employee compensation plans was recorded in accordance with the provisions of SFAS No. 123R.

New Financing Arrangements

Fiscal Year 2008

        During fiscal year 2008, we refinanced our $350.0 million revolving credit facility. Among other changes, this amendment extended the credit facility's expiration date to July 2012, reduced the interest rate on borrowings under the credit facility and modified certain financial covenants. Additionally, we borrowed $125.0 million, and amended the fixed charge coverage ratio under our Private Shelf Agreement.

        Under the terms of the July 12, 2007 revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization, and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.50 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2008. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

Fiscal Year 2007

        During fiscal year 2007, we neither entered into new borrowing arrangements, nor were any significant amendments made to existing agreements. Under the terms of the April 7, 2005 amended and restated revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.65 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreements and senior notes during fiscal year 2007.

Fiscal Year 2006

        During fiscal year 2006, we neither entered into new borrowing arrangements, nor were any significant amendments made to existing agreements. Under the terms of the April 7, 2005 amended and restated revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expense) may not drop below 1.65 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreements and senior notes during fiscal year 2006.

Other Financing Arrangements

Private Shelf Agreement

        At June 30, 2008 and 2007, we had $255.2 and $189.7 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from July 2008 through December 2017. The interest rates on the notes range from 4.65 to 8.39 percent as of June 30, 2008 and 2007. In fiscal 2008, we borrowed $125.0 million, and amended the fixed charge coverage ratio under Private Shelf Agreement.

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

        As a result of the fair value hedging activities discussed in Note 5 of Part II, Item 8 of this Form 10-K, an adjustment of approximately $0.3 and $0.9 million was made to increase the carrying value of the Company's long-term fixed rate debt at June 30, 2008 and 2007, respectively.

Acquisitions

        Acquisitions are discussed throughout Management's Discussion and Analysis in this Item 7, as well as in Note 3 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The most significant of these acquisitions relates to the purchase of the hair restoration centers; refer to Note 3 of the Consolidated Financial Statements for related pro forma information. The remainder of the acquisitions, individually and in the aggregate, was not material to our operations. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2008:

	Payments due by period
Contractual Obligations	Within 1 years	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$217,494	$128,306	$212,224	$171,429	$729,453
Capital lease obligations	12,730	17,005	5,559	—	35,294
Other long-term liabilities	2,356	3,289	2,252	21,711	29,608

Total on-balance sheet	232,580	148,600	220,035	193,140	794,355

Off-balance sheet(a):
Operating lease obligations	358,603	538,012	289,102	201,577	1,387,294
Interest on long-term debt and capital lease obligations	38,644	65,612	34,669	15,735	154,660
Other long-term obligations	206	—	—	—	206

Total off-balance sheet	397,453	603,624	323,771	217,312	1,542,160

Total(b)	$630,033	$752,224	$543,806	$410,452	$2,336,515

(a)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(b)
As of June 30, 2008, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 8 to the Consolidated Financial Statements for more information on our uncertain tax positions, the amount that may be settled in chase, and the amount reasonably possible to change in the next 12 months.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of senior term notes and a revolving credit facility. Certain senior term notes are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." At June 30, 2008, $0.3 million represented a deferred gain related to the termination of certain interest rate hedge contracts. Additionally, no adjustment was necessary to mark the hedged portion of the debt obligation to fair value (a reduction to long-term debt). Interest payments on long-term debt and capital lease obligations were estimated based on our total average interest rate at June 30, 2008 and scheduled contractual repayments.

        Other long-term liabilities include a total of $19.9 million related to the Executive Profit Sharing Plan and a salary deferral program, $9.7 million (including $0.6 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

        This table excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations, as defined by SFAS No. 47, Disclosure of Long-Term Obligations. Also excluded from the contractual obligations table are payment estimates associated with employee health and workers' compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers' compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $20.2, $20.1, and $15.3 million at June 30, 2008, 2007, and 2006, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. Refer to Note 9 of the Consolidated Financial Statements for additional information. The obligations are funded by insurance contracts.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salon and hair restoration center premises, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $156.8 million, which are reimbursed to the Company by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

        Other long-term obligations represent our guarantees, primarily entered into during previous fiscal years, on a limited number of equipment lease agreements between our salon franchisees and leasing companies. If the franchisee should fail to make payments in accordance with the lease, we will be held liable under such agreements and retain the right to possess the related salon operations. We believe the fair value of the salon operations exceeds the maximum potential amount of future lease payments for which we could be held liable. The existing guaranteed lease obligations, which have an aggregate undiscounted value of $0.2 million at June 30, 2008, terminate within fiscal year 2009. The Company has not experienced and does not expect any material loss to result from these arrangements.

        We have interest rate swap contracts and forward foreign currency contracts. See Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

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

        Under the terms of the July 12, 2007 revolving credit facility, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.50 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreements and senior notes during fiscal year 2008 and are currently in fiscal 2009. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

        As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2008. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

        Financing activities are discussed under "Liquidity and Capital Resources" in this Item 7 and in Note 4 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 5 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2008, we have available an unused committed line of credit amount of $179.2 million under our existing revolving credit facility.

Dividends

        We paid dividends of $0.16 per share during fiscal years 2008, 2007 and 2006. On August 25, 2008, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 17, 2008 to shareholders of record on September 3, 2008.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2008, 2007, and 2006, a total accumulated 6.8, 5.1, and 3.0 million shares have been repurchased for $226.5, $176.5, and $96.8 million, respectively. As of June 30, 2008, $73.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and, to a lesser extent, changes in the Canadian dollar exchange rate. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.

Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company's interest expense by approximately $1.9 million. During fiscal year 2008, the National Association of Insurance Commissioners downgraded Regis' private placement debt from investment-grade to non-investment grade. The downgrade does not have any immediate effect on the private placement debt outstanding and corresponding interest rate as of June 30, 2008. Any future non investment grade private placement debt would result in a substantially higher interest rate. The downgrade has no impact on the Company's current revolving credit facility or its ability to secure future bank borrowings. Considering the effect of interest rate swaps and including $0.3 and $0.9 million increases to long-term debt related to fair value swaps at June 30, 2008 and 2007, respectively, the Company had the following outstanding debt balances:

	As of June 30,
	2008	2007
	(Dollars in thousands)
Fixed rate debt	$525,647	$461,431
Variable rate debt	239,100	247,800

	$764,747	$709,231

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

Pay fixed rates, receive variable rates

        During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2008, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

Pay variable rates, receive fixed rates

        The Company has interest rate swap contracts under which it pays variable rates of interest (based on the three-month LIBOR rate plus a credit spread) and receives fixed rates of interest on an aggregate $5.0 and $14.0 million notional amount at June 30, 2008 and 2007, respectively, with a maturation date of July 2008. These swaps were designated as hedges of a portion of the Company's senior term notes and are being accounted for as fair value hedges.

        During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal year 2005 and 2003, respectively, which are deferred in long-term debt in the Consolidated Balance Sheet and are being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.5 million of the deferred gain was amortized against interest expense during fiscal years 2008, 2007 and 2006, respectively, resulting in a remaining deferred gain of $0.4 and $0.9 million in long-term debt at June 30, 2008 and 2007, respectively.

Tabular Presentation:

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2008 through June 30, 2013. For the Company's derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30,						June 30, 2008		June 30, 2007
	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value	Fair Value
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$91,124	$53,521	$91,790	$93,885	$53,898	$141,429	$525,647	$531,924	$460,557
Average interest rate	7.1%	6.0%	6.0%	7.0%	5.4%	5.6%	6.2%
Variable rate (U.S.$)	139,100	—	—	—	70,000	30,000	239,100	239,100	247,800
Average interest rate	3.0%				3.3%	3.4%	3.2%

Total liabilities	$230,224	$53,521	$91,790	$93,885	$123,898	$171,429	$764,747	$771,024	$708,357

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay variable/receive fixed (U.S.$)	$5,000	—	—	—	—	—	$5,000	$—	$—
Average pay rate**	4.6%						4.6%
Average receive rate**	7.1%						7.1%
Pay fixed/receive variable (U.S.$)	—	—	—	—	35,000	$15,000	$50,000	$1,366	$(1,728)
Average pay rate**					2.8%	2.8%
Average receive rate**					4.8%	4.9%

**
Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2008.

Foreign Currency Exchange Risk:

        The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2008, the Company has entered into the following financial instruments to manage its foreign currency exchange risk:

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

        During September 2006, the Company's cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company's net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million. This cash outlay was recorded within investing activities within the Consolidated Statement of Cash Flows. The related cumulative tax-effected net loss of $7.9 million was recorded in accumulated other comprehensive income (AOCI) in fiscal year 2007. This amount will remain deferred within AOCI indefinitely, as the event which would trigger its release from AOCI and recognition in earnings is the sale or liquidation of the Company's international operations that the cross-currency swap hedged. The Company currently has no intent to sell or liquidate this portion of its business operations.

Forward Foreign Currency Contracts:

        The Company's exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's fiscal year 2008 cash flows primarily includes payments in Canadian dollars from the Company's Canadian salon operations for retail inventory exported from the United States.

        The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company entered into forward currency contracts during fiscal year 2007 to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. Forward currency contracts to sell Canadian dollars and buy $10.3 million U.S. dollars were outstanding as of June 30, 2008 to hedge forecasted intercompany foreign currency denominated transactions stemming from monthly product shipments from the U.S. to Canadian salons. These contracts mature at various dates between July 2008 and May 2010. See Note 5 to the Consolidated Financial Statements for further discussion.

        On May 29, 2007, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $16.9 million U.S. dollars, with maturation dates between June 2007 and May 2010. The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and are effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions related to monthly product shipments from the U.S. to Canadian salons. These cash flow hedges were recorded at fair value within accrued expenses in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

        On February 1, 2006, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $15.8 million U.S. dollars, with maturation dates between July 2006 and May 2009. The contracts were designated and were effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions. These cash flow hedges were recorded at fair value within accrued expenses in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

        On January 3, 2007, the Company terminated its remaining Canadian forward foreign currency contracts entered into on February 1, 2006 having a $14.5 million notional amount. The termination resulted in a deferred gain of $0.4 million which is recorded in AOCI in the Consolidated Balance Sheet. The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings. Approximately $0.2 million and $0.1 million of the deferred gain was amortized against cost of sales during fiscal years 2008 and 2007, respectively, resulting in a remaining deferred gain of $0.1 million and $0.3 million in AOCI at June 30, 2008 and 2007.

        In September 2007 the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments to Chinese vendors. The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

        The table below provides information about the Company's forecasted sales transactions in U.S. dollar equivalents. (The information is presented in U.S. dollars because that is the Company's reporting currency.) The table summarizes information on transactions that are sensitive to foreign currency exchange rates and the related foreign currency forward exchange agreements. For the foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Transaction date June 30,
				June 30, 2008 Fair Value
	2009	2010	Total
Forecasted Transactions
(U.S.$ equivalent in thousands)
Inventory Shipments to Canadian Salons (U.S.$)	$5,621	$4,684	$10,305	$(460)
Business Travel to Asian Countries (U.S. $)	571	—	571	27
Foreign Currency Forward Exchange Agreements
(U.S.$ equivalent in thousands)
Pay $CND and CNY/receive $U.S.:
Contract Amount	$6,192	$4,684	$10,876	$(433)
Average Contractual Exchange Rate	0.8633	0.9368	0.8949

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting	67
Report of Independent Registered Public Accounting Firm	68
Consolidated Balance Sheet as of June 30, 2008 and 2007	69
Consolidated Statement of Operations for each of the three years in the period ended June 30, 2008	70
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the three years in the period ended June 30, 2008	71
Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 2008	72
Notes to Consolidated Financial Statements	73
Quarterly Financial Data (unaudited)	115

 Management's Statement of Responsibility for Financial Statements and
Report on Internal Control over Financial Reporting

Financial Statements

        Management is responsible for preparation of the consolidated financial statements and other related financial information included in this annual report on Form 10-K. The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, incorporating management's reasonable estimates and judgments, where applicable.

Management's Report on Internal Control over Financial Reporting

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

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management has assessed the Company's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2008, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2008, as stated in their report which follows in Item 8 of this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2008 and June 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 8 to the consolidated financial statements, Regis Corporation changed the manner in which it accounts for unrecognized income tax benefits effective June 1, 2007. As discussed in Note 1 to the consolidated financial statements, Regis Corporation changed the manner in which it accounts for defined benefit arrangements effective June 30, 2007 and changed its method of accounting for share-based payments as of July 1, 2005.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 29, 2008

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$127,627	$184,785
Receivables, net	37,824	67,773
Inventories	212,468	196,582
Deferred income taxes	15,954	18,775
Other current assets	51,278	57,149

Total current assets	445,151	525,064
Property and equipment, net	481,851	494,085
Goodwill	870,993	812,383
Other intangibles, net	144,291	213,452
Investment in affiliates	203,706	20,213
Other assets	89,879	66,917

Total assets	$2,235,871	$2,132,114

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$230,224	$223,352
Accounts payable	69,693	74,532
Accrued expenses	207,605	240,748

Total current liabilities	507,522	538,632
Long-term debt and capital lease obligations	534,523	485,879
Other noncurrent liabilities	217,640	194,295

Total liabilities	1,259,685	1,218,806

Commitments and contingencies (Note 6)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 43,070,927 and 44,164,645 common shares at June 30, 2008 and 2007, respectively	2,153	2,209
Additional paid-in capital	143,265	178,029
Accumulated other comprehensive income	101,973	78,278
Retained earnings	728,795	654,792

Total shareholders' equity	976,186	913,308

Total liabilities and shareholders' equity	$2,235,871	$2,132,114

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2008	2007	2006
Revenues:
Service	$1,894,257	$1,793,802	$1,634,028
Product	775,980	752,280	718,942
Royalties and fees	68,628	80,506	77,894

	2,738,865	2,626,588	2,430,864
Operating expenses:
Cost of service	1,090,710	1,014,781	928,515
Cost of product	395,979	380,492	371,018
Site operating expenses	204,001	208,101	199,602
General and administrative	337,160	328,644	294,092
Rent	406,270	382,820	350,926
Depreciation and amortization	130,448	124,137	115,903
Goodwill impairment	—	23,000	—
Terminated acquisition income, net	—	—	(33,683)

Total operating expenses	2,564,568	2,461,975	2,226,373

Operating income	174,297	164,613	204,491
Other income (expense):
Interest expense	(44,571)	(41,770)	(34,989)
Interest income and other, net	8,373	5,113	651

Income before income taxes and equity in income of affiliated companies	138,099	127,956	170,153
Income taxes	(53,744)	(44,786)	(60,575)
Equity in income of affiliated companies, net of income taxes	849	—	—

Net income	$85,204	$83,170	$109,578

Net income per share:
Basic	$1.97	$1.86	$2.43

Diluted	$1.95	$1.82	$2.36

Weighted average common and common equivalent shares outstanding:
Basic	43,157	44,723	45,168

Diluted	43,587	45,623	46,400

Cash dividends declared per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES
IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings		Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2005	44,952,002	2,248	229,871	46,124	476,469	754,712	70,140
Net income					109,578	109,578	109,578
Foreign currency translation adjustments				10,476		10,476	10,476
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				1,466		1,466	1,466
Stock repurchase plan	(585,384)	(29)	(20,251)			(20,280)
Proceeds from exercise of stock options	843,370	43	14,367			14,410
Stock-based compensation			4,905			4,905
Shares issued through franchise stock incentive program	7,971	—	314			314
Payment for contingent consideration in salon acquisitions (Note 3)			(3,630)			(3,630)
Tax benefit realized upon exercise of stock options			6,712			6,712
Issuance of restricted stock	85,500	4	(4)			—
Dividends					(7,256)	(7,256)

Balance, June 30, 2006	45,303,459	2,266	232,284	58,066	578,791	871,407	121,520

Net income					83,170	83,170	83,170
Foreign currency translation adjustments				20,873		20,873	20,873
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(1,220)		(1,220)	(1,220)
Stock repurchase plan	(2,092,200)	(104)	(79,606)			(79,710)
Proceeds from exercise of stock options	829,524	41	14,269			14,310
Stock-based compensation			4,911			4,911
Shares issued through franchise stock incentive program	6,548	—	233			233
Tax benefit realized upon exercise of stock options			6,531			6,531
Cumulative effect adjustment for adoption of SFAS No. 158 (Note 9)				559		559
Taxes related to restricted stock			(587)			(587)
Issuance of restricted stock	117,314	6	(6)			—
Dividends					(7,169)	(7,169)

Balance, June 30, 2007	44,164,645	2,209	178,029	78,278	654,792	913,308	102,823

Net income					85,204	85,204	85,204
Foreign currency translation adjustments				27,120		27,120	27,120
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,557)		(2,557)	(2,557)
Stock repurchase plan	(1,701,089)	(85)	(49,872)			(49,957)
Proceeds from exercise of stock options	525,774	26	8,867			8,893
Stock-based compensation			6,841			6,841
Shares issued through franchise stock incentive program	11,311	—	416			416
Adoption of FIN No.48 (Note 8)			(237)		(4,237)	(4,474)
Recognition of deferred compensation and other, net of taxes (Note 9)				(868)		(868)	(868)
Tax benefit realized upon exercise of stock options			2,784			2,784
Taxes related to restricted stock	(54,914)	(2)	(663)			(665)
Issuance of restricted stock	125,200	5	(5)			—
Dividends					(6,964)	(6,964)
Payment for contingent consideration in salon acquisitions (Note 3)			(2,895)			(2,895)

Balance, June 30, 2008	$43,070,927	$2,153	$143,265	$101,973	$728,795	$976,186	$108,899

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2008	2007	2006
Cash flows from operating activities:
Net income	$85,204	$83,170	$109,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,673	104,915	95,660
Amortization	11,304	12,412	11,810
Equity in income of affiliated companies	(849)	—	—
Deferred income taxes	(3,789)	(6,243)	7,409
Goodwill impairment	—	23,000	—
Asset impairment	10,471	6,813	12,740
Excess tax benefits from stock-based compensation plans	(1,420)	(4,536)	(4,556)
Stock-based compensation	6,841	4,911	4,905
Other noncash items affecting earnings	(2,015)	2,831	316
Changes in operating assets and liabilities*:
Receivables	(709)	(4,092)	(4,918)
Inventories	(5,232)	2,709	(6,068)
Other current assets	2,554	(15,818)	(7,551)
Other assets	16,184	(9,715)	(1,027)
Accounts payable	(9,480)	11,814	151
Accrued expenses	18,729	14,622	46,773
Other noncurrent liabilities	(14,083)	15,067	16,463

Net cash provided by operating activities	222,383	241,860	281,685

Cash flows from investing activities:
Capital expenditures	(85,799)	(90,079)	(119,914)
Proceeds from sale of assets	47	97	730
Purchases of salon, school and hair restoration center net assets, net of cash acquired	(132,971)	(68,747)	(155,481)
Proceeds from loans and investments	10,000	5,250	—
Disbursements for loans and investments	(46,400)	(30,673)	(6,000)
Transfer of cash related to contribtion of schools and European franchise salon operations	(10,906)	—	—
Net investment hedge settlement	—	(8,897)	—

Net cash used in investing activities	(266,029)	(193,049)	(280,665)

Cash flows from financing activities:
Borrowings on revolving credit facilities	9,079,917	7,028,556	3,054,730
Payments on revolving credit facilities	(9,088,530)	(6,943,750)	(2,998,480)
Proceeds from issuance of long-term debt	125,000	25,000	1,766
Repayments of long-term debt and capital lease obligations	(78,161)	(40,888)	(22,553)
Excess tax benefits from stock-based compensation plans	1,420	4,536	4,556
Repurchase of common stock	(49,957)	(79,710)	(20,280)
Proceeds from issuance of common stock	8,893	14,310	14,410
Dividends paid	(6,964)	(7,169)	(7,256)
Other	(2,622)	(7,310)	1,678

Net cash (used in) provided by financing activities	(11,004)	(6,425)	28,571

Effect of exchange rate changes on cash and cash equivalents	(2,508)	7,002	3,088

(Decrease) increase in cash and cash equivalents	(57,158)	49,388	32,679
Cash and cash equivalents:
Beginning of year	184,785	135,397	102,718

End of year	127,627	$184,785	$135,397

*
Changes in operating assets and liabilities exclude assets and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), Canada, Puerto Rico and several other countries. In addition, the Company owns and operates hair restoration centers in the United States and Canada. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings. The Company maintains ownership interest in salons and beauty schools through equity-method and cost-method investments

Consolidation:

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

Foreign Currency Translation:

        Financial position, results of operations and cash flows of the Company's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. The different exchange rates from period to period impact the amount of reported income from the Company's international operations.

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$3.9 and $6.5 million at June 30, 2008 and 2007, respectively, are included in accounts payable and accrued expenses within the Consolidated Balance Sheet.

Receivables and Allowance for Doubtful Accounts:

        The receivable balance on the Company's Consolidated Balance Sheet primarily includes accounts and notes receivable from franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes that its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivable. The Company also reserves certain receivables fully once they have reached a set age category.

        The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2008	2007	2006
	(Dollars in thousands)
Beginning balance	$6,399	$6,205	$3,464
Bad debt expense	3,900	7,347	5,238
Write-offs	(8,784)	(7,345)	(2,589)
Other (primarily the impact of foreign currency fluctuations)	—	192	92

Ending balance	$1,515	$6,399	$6,205

Inventories:

        Inventories consist principally of hair care products held either for use in services or for sale. Cost of product used in salon services is determined by applying estimated gross profit margins to service revenues, which are based on historical factors including product pricing trends and estimated shrinkage. In addition, the estimated gross profit margin is adjusted based on the results of physical inventory counts performed at least semi-annually and the monthly monitoring of factors that could impact the Company's usage rates estimates. These factors include mix of service sales, discounting and special promotions. Cost of product sold to salon customers is determined based on the weighted average cost of product to the Company, adjusted for an estimated shrinkage factor. Product and service inventories are adjusted based on the results of physical inventory counts performed at least semi-annually.

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings and improvements and three to ten years for equipment, furniture and software). Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company's option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2008 and 2007, the net book value of capitalized software costs was $41.0 and $35.0 million, respectively. Amortization expense related to capitalized software was $8.3, $8.8, and $8.1 million in fiscal years 2008, 2007, and 2006, respectively, which has been determined based on an estimated useful life of five or seven years.

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

Investments:

        The Company has equity investments in securities of other privately held entities. The Company accounts for these investments under the cost method or the equity method of accounting, as appropriate. The valuation of investments accounted for under the cost method considers all available financial information related to the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statement of Operations in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable.

        The Company recognized an impairment loss during fiscal year 2006 of $4.3 million related to its interest in a privately held entity, which was acquired during fiscal year 2005 through the acquisition of preferred stock. This investment was accounted for under the cost method. The impairment charge was included in Other, net (other non-operating expense) in the Consolidated Statement of Operations and reduced the Company's investment balance to zero.

Goodwill:

        Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Fair values are estimated based on the Company's best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill. Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method. The Company considers its various concepts to be reporting units when it tests for goodwill impairment because that is where the Company believes goodwill resides. The Company's policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

        During the three months ended March 31 of fiscal years 2008, 2007, and 2006, the Company performed its annual goodwill impairment analysis on its reporting units. Based on its testing, a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$23.0 million ($19.6 million net of tax) impairment charge was recorded during fiscal year 2007 related to its beauty school business. No impairment charges were recorded during fiscal years 2008 and 2006.

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

        During fiscal year 2008, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $10.5 million, related to the Company approved plan in July of 2008 to close up to 160 underperforming Company owned salons in fiscal year 2009. Of the $10.5 million in total impairment charges recognized in fiscal year 2008, $9.4 million and $1.1 million related to North America and United Kingdom salons, respectively. During fiscal year 2007, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $6.8 million, including $6.5 million located in North America and $0.3 million located in the United Kingdom. During fiscal year 2006, the Company recognized similar impairment charges for certain salons' property and equipment of $8.4 million, including $7.4 million located in North America and $1.0 million located in the United Kingdom. None of the impaired salon assets were held for sale. The Company also evaluated the appropriateness of the remaining useful lives of its affected property and equipment and whether a change to the depreciation charge was warranted. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Deferred Rent and Rent Expense:

        The Company leases most salon and hair restoration center locations under operating leases. Accounting principles generally accepted in the United States of America require rent expense to be recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of Operations, when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

Revenue Recognition and Deferred Revenue:

        Company-owned salon revenues and related cost of sales are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the salon receives the customer's payment. Revenues from purchases made with gift cards are also recorded when the customer takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) until they are redeemed. An accrual for estimated returns and credits has been recorded based on historical customer return data that management believes to be reasonable, and is less than one percent of sales.

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

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.4, $2.8, and $2.4 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

during fiscal years 2008, 2007, and 2006, respectively, and are included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $71.4, $69.2, and $61.5 million in fiscal years 2008, 2007, and 2006, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2008, 2007, and 2006, no amounts were received in excess of the Company's related expense.

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

Sales Taxes:

        Sales taxes are recorded on a net basis (rather than as both revenue and an expense) within the Company's Consolidated Statement of Operations.

Income Taxes:

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. Realization of deferred tax assets is ultimately dependent upon future taxable income. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income divided by weighted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, shares issuable under contingent stock agreements, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share.

Comprehensive Income:

        Components of comprehensive income for the Company include net income, changes in fair value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

Accumulated Other Comprehensive Income	2008	2007	2006
	(Dollars in thousands)
Balance at July 1	$78,278	$58,066	$46,124
Cumulative translation adjustment:
Balance at July 1	83,968	63,095	52,619
Pre-tax amount	28,804	20,873	10,476
Tax effect	(1,684)	—	—

Net of tax amount	27,120	20,873	10,476

Balance at June 30	111,088	83,968	63,095

Changes in fair market value of financial instruments designated as cash flow hedges:
Balance at July 1	(6,249)	(5,029)	(6,495)
Pre-tax amount	(3,811)	(1,554)	2,336
Tax effect	1,254	334	(870)

Net of tax amount	(2,557)	(1,220)	1,466

Balance at June 30	(8,806)	(6,249)	(5,029)

Recognition of deferred compensation (SFAS No. 158):
Balance at July 1	559	—	—
Pre-tax amount	(1,330)	891	—
Tax effect	462	(332)	—

Net of tax amount	(868)	559	—

Balance at June 30	(309)	559	—

Balance at June 30	$101,973	$78,278	$58,066

        The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and other Postretirement Plans (SFAS No. 158) during fiscal year 2007. SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. SFAS No. 158 requires the impact of the initial adjustment of the ending balance of accumulated other comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock-Based Employee Compensation Plans:

        Stock-based compensation awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan. Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan, although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock-based awards, other than the RSUs, expire within ten years from the grant date. The Company utilizes an option-pricing model to estimate the fair value of options at their grant date. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over the five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The Company's primary employee stock-based compensation grant occurs during the fourth quarter.

        Effective July 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), as amended using the prospective transition method. Under the prospective method of adoption, compensation cost is recognized on all stock-based awards granted, modified or settled subsequent to July 1, 2003.

        Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting SFAS No. 123R during fiscal years 2008, 2007, and 2006 was an increase in compensation expense of $0.4, $1.0 and $2.7 million ($0.2, $0.7 and $1.7 million after tax), respectively. This increase

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in compensation expense did not impact basic or diluted earnings per share in fiscal year 2008. In fiscal years 2007 and 2006, the increase in compensation expense reduced both basic and diluted earnings per share by $0.01 and $0.04, respectively. Compensation expense recorded during fiscal years 2008, 2007 and 2006 includes $6.5, $3.9 and $2.3 million, respectively, related to awards issued subsequent to July 1, 2003 and $0.4, $1.0 and $2.7 million, respectively, related to unvested awards previously being accounted for on the intrinsic value method of accounting.

        Total compensation cost for stock-based payment arrangements totaled $6.8, $4.9 and $4.9 million ($4.2 and $3.2 and $3.2 million after tax) for the fiscal years ended June 30, 2008, 2007 and 2006, respectively. SFAS No. 123R requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2008, 2007 and 2006 was $1.4, $4.5 and $4.6 million, respectively. Prior to fiscal year 2006, and the Company's adoption of SFAS No. 123R, the tax benefit realized upon the exercise of stock options was presented as an operating activity (included within accrued expenses) and totaled $9.0 million for fiscal year 2005.

Recent Accounting Pronouncements:

        In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measures (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 (i.e., the Company's first quarter of fiscal year 2009). In February 2008, the FASB deferred SFAS No. 157's effective date for all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until years beginning after November 15, 2008 (i.e. the Company's first quarter of fiscal year 2010). The Company is currently evaluating the impact of SFAS No. 157 on its Consolidated Financial Statements.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more than likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company's fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate and value future acquisitions and a material impact on how the acquisition will affect the Company's Consolidated Financial Statements.

        In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (i.e. the Company's third quarter of fiscal year 2009). The Company intends to comply with the disclosure requirements upon adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts as of June 30, 2008 and 2007:

	2008	2007
	(Dollars in thousands)
Accounts receivable	$39,339	$74,172
Less allowance for doubtful accounts	(1,515)	(6,399)

	$37,824	$67,773

Other current assets:
Prepaids	$47,181	$56,240
Notes Receivable, primarily affiliates	4,097	909

	$51,278	$57,149

Property and equipment:
Land	$3,864	$4,864
Buildings and improvements	48,110	46,769
Equipment, furniture and leasehold improvements	862,661	807,988
Internal use software	79,913	75,327
Equipment, furniture and leasehold improvements under capital leases	73,929	61,004

	1,068,477	995,952
Less accumulated depreciation and amortization	(557,459)	(481,663)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(29,167)	(20,204)

	$481,851	$494,085

Investment in affiliates:
Equity-method investments	$197,917	$12,133
Cost-method investments	5,789	8,080

	$203,706	$20,213

Other Assets:
Notes receivable, primarily affiliates	$39,661	$13,560
Other noncurrent assets	50,218	53,357

	$89,879	$66,917

Accounts payable:
Book overdrafts payable	$2,927	$4,907
Trade accounts payable	66,766	69,625

	$69,693	$74,532

Accrued expenses:
Payroll and payroll related costs	$94,418	$90,889
Insurance	52,345	54,572
Deferred revenues	10,062	34,776
Taxes payable, primarily income taxes	13,094	16,813
Other	37,686	43,698

	$207,605	$240,748

Other noncurrent liabilities:
Deferred income taxes	$55,900	$84,312
Deferred rent	57,751	54,701
Deferred benefits	48,732	50,740
Other	55,257	4,542

	$217,640	$194,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OTHER FINANCIAL STATEMENT DATA (Continued)

	2008			2007
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$81,407	$(8,072)	$73,335	$112,999	$(10,193)	$102,806
Customer lists	51,316	(17,444)	33,872	48,744	(9,970)	38,774
Franchise agreements	27,115	(6,363)	20,752	27,149	(7,538)	19,611
Lease intangibles	14,771	(2,887)	11,884	13,933	(4,818)	9,115
School-related licenses	—	—	—	25,428	(1,247)	24,181
Product license agreements	—	—	—	16,946	(2,944)	14,002
Non-compete agreements	785	(631)	154	691	(644)	47
Other	7,974	(3,680)	4,294	7,728	(2,812)	4,916

	$183,368	$(39,077)	$144,291	$253,618	$(40,166)	$213,452

        All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from one to 40 years). The cost of intangible assets is amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

Weighted Average Amortization Period (in years)
Amortized intangible assets:
Brand assets and trade names	39
Customer list	10
Franchise agreements	21
Lease intangibles	20
Non-compete agreements	5
Other	17

Total	26

        Total amortization expense related to amortizable intangible assets during the years ended June 30, 2008, 2007, and 2006 was approximately $11.2, $11.8, and $11.2 million, respectively. As of June 30, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2009	$11,848
2010	11,577
2011	11,392
2012	11,238
2013	11,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides supplemental disclosures of cash flow activity:

	2008	2007	2006
	(Dollars in thousands)
Cash paid during the year for:
Interest	$46,547	$40,805	$35,098
Income taxes, net of refunds	49,148	71,770	32,544

        Significant non-cash investing and financing activities include the following:

        In fiscal years 2008, 2007, and 2006, the Company financed capital expenditures totaling $10.4, $14.5, and $16.8 million, respectively, through capital leases.

        In connection with various acquisitions, the Company entered into seller-financed payables and non-compete agreements in fiscal year 2006.

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS

        During fiscal years 2008, 2007, and 2006, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

        Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2008, 2007, and 2006 and the allocation of the purchase prices were as follows:

  Total Acquisitions

	2008	2007	2006
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$132,971	$68,747	$155,481
Note receivable applied to purchase price	10,000	—	—
Common stock	4	—	—
Liabilities assumed or payable	2,602	558	2,127

	$145,577	$69,305	$157,608

Allocation of the purchase prices:
Current assets	$16,631	$3,876	$12,516
Property and equipment	21,398	10,086	14,422
Deferred income tax asset	1,789	1,200	—
Other noncurrent assets	473	50	4,442
Goodwill	105,252	50,844	127,337
Identifiable intangible assets	16,114	4,464	17,251
Accounts payable and accrued expenses	(15,526)	(412)	(17,121)
Deferred income tax liability	—	(436)	(4,656)
Other noncurrent liabilities	(3,449)	(367)	(213)
Settlement of contingent purchase price(1)	2,895	—	3,630

	$145,577	$69,305	$157,608

(1)
During fiscal years 2005 and 2004, the Company guaranteed that the stock issued in conjunction with one of its acquisitions during their respective fiscal years would reach a certain market price by the fourth quarter of fiscal year 2008 and 2006. The guaranteed stock price was factored into the purchase price at the acquisition date by recording an increase to additional paid-in-capital for the differential between the stock price at the date of acquisition and the guaranteed stock price. However, the stock did not reach this price during the agreed upon time frame. Therefore, the Company was obligated to issue $2.9 and $3.6 million in additional consideration to the sellers during the fourth quarter of fiscal year 2008 and 2006, respectively. The $2.9 and $3.6 million in fiscal years 2008 and 2006, respectively, represents the difference between the guaranteed stock price and the actual stock price on the last day of the agreed upon time frame, and was recorded as a reduction to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

        The value and related weighted average amortization periods for the intangibles acquired during fiscal years 2008 and 2007 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation		Weighted Average Amortization Period
	Year Ended June 30,		(in years)
	2008	2007	2008	2007
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$2,141	$656	36	20
Customer lists	2,574	—	10	—
Franchise agreements	9,507	1,339	23	40
Lease intangibles	1,310	—	20	—
Non-compete agreements	193	—	3	—
School-related licenses	—	610	—	40
Other	389	1,859	19	15

Total	$16,114	$4,464	22	27

        Based upon the actual and preliminary purchase price allocations, the change in the carrying amount of the goodwill for the years ended June 30, 2008 and 2007 is as follows:

	Salons
			Beauty Schools	Hair Restoration Centers
	North America	International			Consolidated
	(Dollars in thousands)
Balance at June 30, 2006	$520,314	$41,224	$81,886	$134,804	$778,228
Goodwill acquired	47,462	1,620	1,765	(3)	50,844
Translation rate adjustments	2,385	3,643	283	—	6,311
Impairment	—	—	(23,000)	—	(23,000)

Balance at June 30, 2007	570,161	46,487	60,934	134,801	812,383
Goodwill acquired	82,528	7,652	—	15,073	105,253
Impact of contribution of certain beauty schools(1)	13,829	13,071	(60,960)	—	(34,060)
Impact of contribution of European franchise salon operations(2)	—	(22,366)	—	—	(22,366)
Translation rate adjustments	2,281	3,617	26	—	5,924
Adjustment related to FIN No. 48(3)	—	—	—	3,859	3,859

Balance at June 30, 2008	$668,799	$48,461	$—	$153,733	$870,993

(1)
On August 1, 2007 the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. The Company retained ownership of its one North American and four United Kingdom Sassoon schools. Subsequent to August 1, 2007 results of operations and assets for the Sassoon schools are included in the respective North American and international salon segments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

(2)
On January 31, 2008 the Company merged its continental European franchise salon operations with the Franck Provost Salon Group.(2)

(3)
Related to FIN No. 48, the Company recorded a $3.9 million adjustment to goodwill to account for preacquisition tax positions at the Company's hair restoration centers segment.

        The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and customer preference associated with the acquired hair salon brand. Key factors considered by consumers of hair salon services include personal relationships with individual stylists, service quality and price point competitiveness. These attributes represent the "going concern" value of the salon.

        Residual goodwill further represents the Company's opportunity to strategically combine the acquired business with the Company's existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions, such as the acquisition of hair restoration centers, is not deductible for tax purposes due to the acquisition structure of the transaction.

        During fiscal years 2008 and 2007, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company's franchise buybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

  Investment in Affiliates and Loans

        The table below presents the carrying amount of investments in affiliates as of June 30, 2008 and 2007:

	Provalliance	Empire Education Group, Inc.	Intelligent Nutrients, LLC	MY Style(1)	PureBeauty/ BeautyFirst(2)	Total
	(Dollars in thousands)
Balance at June 30, 2007	$—	$—	$8,114	$8,080	$4,019	$20,213
Investment acquired	109,915	72,337	—	—	—	182,252
Acquisition of remaining interest	—	—	—	—	(3,883)	(3,883)
Equity in income (loss) of affiliated companies, net of income taxes	1,767	802	(1,584)	—	(136)	849
Other, primarily translation rate adjustments	7,671	(232)	(873)	(2,291)	—	4,275

Balance at June 30, 2008	$119,353	$72,907	$5,657	$5,789	$—	$203,706

Percentage ownership at June 30, 2008	30.0%	55.1%	49.0%	14.8%

(1)
MyStyle is a cost method investment, therefore the Company does not record its portion of MY Style's earnings or losses.

(2)
In February 2008, the Company acquired 100% interest in this entity and no longer accounts PureBeauty as an equity method investment.

        The table below presents the summarized financial information of the equity method investees as of June 30, 2008 and 2007.

	Equity Method Investee Greater Than 50% Owned		Equity Method Investees Less Than 50% Owned
	2008	2007(1)	2008	2007(1)
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$23,559	$—	$76,360	$8,395
Noncurrent assets	89,964	—	222,235	2,711
Current liabilities	19,924	—	74,548	263
Noncurrent liabilities	38,457	—	47,832	—
Summarized Statement of Operations Information:
Gross revenue	$119,076	$—	$153,426	$2,269
Gross profit	105,946	—	52,538	1,279
Operating income (loss)	4,322	—	6,655	(2,818)
Net income (loss)	1,725	—	1,962	(2,671)

(1)
The Company did not have ownership interest in Provalliance and Empire Education Group as of June 30, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

        As of June 30, 2006, the Company did not maintain an interest in any equity method investees.

Investment in Provalliance

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,300 company-owned and franchise salons as of June 30, 2008.

        The carrying value of the contributed European franchise salon operations approximated the estimated fair value of the Company's interest in Provalliance. The Company's net asset value in its European franchise salon operations as of January 31, 2008 was recorded as an investment in Provalliance and no gain or loss was recognized on the date of the merger.

        The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period which is intended to approximate fair value. The estimated fair value of this Equity Put has been included as a component of the Company's investment in Provalliance with a corresponding liability for the same amount. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put. Any changes in the fair value of the Equity Put in future periods thereafter, will be recorded in the Company's consolidated statement of operations.

        The Company's investment in Provalliance is accounted for under the equity method of accounting. During the period from the date of the merger on January 31, 2008 to June 30, 2008, the Company recorded $1.8 million of equity in income related to its investment in Provalliance. The exposure to loss related to the Company's involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put. As of June 30, 2008, the identifiable intangible assets of Provalliance resulting from the merger are based on preliminary estimates of fair value which are expected to be finalized by Provalliance during the Company's 2009 fiscal year.

Investment in Empire Education Group, Inc.

        On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. This transaction leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Once the integration of the Regis schools is complete, the Company expects to share in significant synergies and operating improvements. EEG operates 87 accredited cosmetology schools.

        The carrying value of the contributed schools approximated the estimated fair value of the Company's interest in EEG, resulting in no gain or loss on the date of contribution. The $40.5 million difference between the carrying amount and the Company's underlying equity in net assets of EEG is related to the indefinite lived license and accreditation intangible assets and goodwill. The Company's investment in EEG is accounted for under the equity method of accounting. Subsequent to August 1, 2007, the Company completed $25.0 million of loans and advances to EEG. In January 2008, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's equity interest shareholder. In connection with the buyout, the Company advanced EEG, an additional $21.4 million. Total outstanding debt was $36.4 million at June 30, 2008. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment and the outstanding loans.

        The Company will continue to account for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. During the fiscal year ended June 30, 2008 the Company recorded $0.9 million of interest income related to the loans and advances. During the fiscal year ended June 30, 2008, the Company recorded $0.8 million of equity earnings related to its investment in EEG.

Investment in Intelligent Nutrients, LLC

        The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company's ownership percentage decreased from 50.0 percent to 49.0 percent during the three months ended March 31, 2008 due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor. The Company is accounting for this investment under the equity method. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair care and personal care products is in development and is expected to be available in the fall of calendar year 2008. These products will be offered at the Company's corporate and franchise salons, and eventually in other independently owned salons. During the fiscal year ended June 30, 2008 the Company recorded $1.6 million of equity losses related to its investment in Intelligent Nutrients, LLC. The exposure to loss related to the Company's involvement with Intelligent Nutrients, LLC is the carrying value of the investment. Subsequent to June 30, 2008, the Company completed $3.0 million of loans to Intelligent Nutrients, LLC.

Investment in MY Style

        In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation and a loan obligation of a Yamano Holdings subsidiary, Beauty Plaza Co. Ltd., for an aggregate amount of 1.3 billion JPY ($11.3 million USD). A portion of the notes are exchangeable for approximately 14.8 percent of the outstanding shares of MY Style, a subsidiary of Yamano Holdings. The exchangeable portion of the notes is accounted for as a cost method investment. The notes, excluding the exchangeable portion are recorded in the condensed consolidated balance sheet as current assets and long-term assets of $3.9 and $2.0 million, respectively at June 30, 2008. The notes are due in May of fiscal years 2009 through 2013. The Company recorded $0.2 million in interest income related to the exchangeable notes and loan obligation during the fiscal year ended June 30, 2008. In connection with the purchase of the exchangeable notes and loan obligation, the parties also entered into an agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia. The Company did not estimate the fair value of MY Style as of June 30, 2008 as there were no identified events or changes in circumstances that the Company was aware of that would have had a significant adverse affect on the fair value of MY Style.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. ACQUISITIONS, INVESTMENTS IN AFFILIATES AND LOANS (Continued)

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

Investment in Cool Cuts 4 Kids, Inc.

        The Company holds an interest of less than 20 percent in the preferred stock of a privately held entity, Cool Cuts 4 Kids, Inc. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss for the full carrying value of the investment. The Company's securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.

4. FINANCING ARRANGEMENTS

        The Company's long-term debt as of June 30, 2008 and 2007 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates (fiscal year)
		2008	2007	2008	2007
				(Dollars in thousands)
Senior term notes	2009 - 2018	4.65 - 8.39%	4.03 - 8.39%	$580,514	$515,578
Revolving credit facility	2010	3.02	6.50	139,100	147,800
Equipment and leasehold notes payable	2009 - 2011	8.07 - 8.97	7.55 - 8.67	36,093	35,885
Other notes payable	2009 - 2013	6.00 - 8.00	3.90 - 8.00	9,040	9,968

				764,747	709,231
Less current portion				(230,224)	(223,352)

Long-term portion				$534,523	$485,879

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FINANCING ARRANGEMENTS (Continued)

        Aggregate maturities of long-term debt, including associated fair value hedge obligations of $0.3 million and capital lease obligations of $35.4 million at June 30, 2008, are as follows:

Fiscal year	(Dollars in thousands)
2009	$230,224
2010	53,521
2011	91,790
2012	93,885
2013	123,898
Thereafter	171,429

$764,747

Senior Term Notes

Private Shelf Agreement

        At June 30, 2008 and 2007, the Company had $255.2 and $189.7 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from July 2008 through December 2017. The interest rates on the notes range from 4.65 to 8.39 percent as of June 30, 2008 and 2007. In fiscal year 2008, we borrowed $125.0 million, and amended the fixed charge coverage ratio under our Private Shelf Agreement.

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

        As a result of the fair value hedging activities discussed in Note 5 to the Consolidated Financial Statements, an adjustment of approximately $0.3 and $0.9 million was made to increase the carrying value of the Company's long-term fixed rate debt at June 30, 2008 and 2007, respectively.

Private Placement Senior Term Notes

        In fiscal year 2005, the Company issued $200.0 million of senior unsecured debt to approximately twenty purchasers via a private placement transaction pursuant to a Master Note Purchase Agreement. The placement was split into four tranches, with $100.0 million maturing March 31, 2013 and $100.0 million maturing March 31, 2015. Of the debt maturing in 2013, $30.0 million was issued as fixed rate debt with a rate of 4.97 percent. The remaining $70.0 million was issued as variable rate debt and is priced at 52 basis points over LIBOR. Of the $100.0 million of the debt maturing in 2015, $70.0 million was issued at a fixed rate of 5.20 percent, with the remaining $30.0 million issued as variable rate debt, priced at 55 basis points over LIBOR. All four tranches are non-amortizing and no principle payments are due until maturity. Interest payments are due semi-annually.

        The Master Note Purchase Agreement includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FINANCING ARRANGEMENTS (Continued)

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

Revolving Credit Facility

        The Company has an unsecured $350.0 million revolving credit facility with rates tied to LIBOR plus 60.0 basis points. The revolving credit facility requires a quarterly facility fee on the average daily amount of the facility (whether used or unused) calculated at a rate of 15 basis points. Both the LIBOR credit spread and the facility fee are based on the Company's debt-to-EBITDA ratio at the end of each fiscal quarter. The facility expires in July 2012.

        On July 12, 2007, the Company amended its $350.0 revolving credit agreement. Among other changes, the ratio of earnings before interest, taxes, depreciation, amortization, and rent (EBITDAR), to fixed changes covenant was modified from a ratio of 1.65 on a rolling four quarter basis to a ratio of 1.50 on a rolling four quarter basis. The Company is in compliance with all covenants and other requirements of its credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

        The maturity date for the revolving credit facility may be accelerated upon the occurrence of various events of default, including breaches of the credit agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default. The interest rates under the facility vary and are based on a bank's reference rate, the federal funds rate and/or LIBOR, as applicable, and a leverage ratio for the Company determined by a formula tied to the Company's debt and its adjusted income.

        As of June 30, 2008 and 2007, the Company had outstanding borrowings under this facility of $139.1 and $147.8 million, respectively. Because the credit agreement provides for possible acceleration of the maturity date of the facility based on provisions that are not objectively determinable, the outstanding borrowings as of June 30, 2008 and 2007 are classified as part of the current portion of the Company's long-term debt. Additionally, the Company had outstanding standby letters of credit under the facility of $31.7 million at June 30, 2008, primarily related to its self-insurance program. The Company had outstanding standby letters of credit under the facility of $54.6 million at June 30, 2007, primarily related to its self-insurance program and Department of Education requirements surrounding Title IV funding. Unused available credit under the facility at June 30, 2008 and 2007 was $179.2 and $147.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. FINANCING ARRANGEMENTS (Continued)

Equipment and Leasehold Notes Payable

        The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2011. The capital lease obligations are collateralized by the assets purchased under the agreement.

Other Notes Payable

        Within other notes payable are mortgage notes for $4.9 and $7.2 million at June 30, 2008 and 2007, respectively, related to the Company's distribution centers in Chattanooga, Tennessee and Salt Lake City, Utah. The note for the Salt Lake City distribution center is secured by that distribution center and the note for the Chattanooga distribution center is unsecured. Additionally, the Company had $4.1 and $2.8 million in unsecured outstanding notes at June 30, 2008 and 2007, respectively, related to debt assumed in acquisitions.

5. DERIVATIVE FINANCIAL INSTRUMENTS

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

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. As of June 30, 2008 and 2007, the Company had the following outstanding debt balances:

	June 30,
	2008	2007
	(Dollars in thousands)
Fixed rate debt	$525,647	$461,431
Variable rate debt	239,100	247,800

	$764,747	$709,231

        A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company's interest expense by approximately $1.9 million. To reduce the volatility associated with interest rate movements, the Company has entered into certain financial instruments discussed below:

Cash Flow Hedges:

Interest Rate Swaps

        During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

month LIBOR rate) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2008, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

Forward Foreign Currency Contracts

        On May 29, 2007, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate of $16.9 million U.S. dollars, with maturation dates between June 2007 and May 2010. On February 1, 2006, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate $15.8 million U.S. dollars, with maturation dates between July 2006 and May 2009. The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and are effective as cash flow hedges of Canadian dollar denominated forecasted intercompany transactions related to monthly product shipments from the U.S. to Canadian salons. These cash flow hedges were recorded at fair value within other assets in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

        On January 3, 2007, the Company terminated its remaining Canadian forward foreign currency contracts entered into on February 1, 2006 having a $14.5 million notional amount. The termination resulted in a deferred gain of $0.4 million which is recorded in Accumulated Other Comprehensive Income (AOCI) in the Consolidated Balance Sheet, as the contracts hedged currency risk associated with a portion of the monthly forecasted intercompany foreign-currency-denominated transactions stemming from the forecasted monthly product shipments from the Company's subsidiaries located in the Unites States to its Canadian subsidiaries. The deferred gain will be recorded into income through May 31, 2009 as the forecasted foreign currency transactions are recognized in earnings. Approximately $0.2 and $0.1 million of the deferred gain was amortized against cost of goods sold during fiscal years 2008 and 2007, respectively, resulting in a remaining deferred gain of $0.1 and $0.3 million in AOCI at June 30, 2008 and 2007.

        When the inventory from the hedged forecasted transaction is sold to an external party by the salon and, therefore, impacts cost of goods sold in the Company's Consolidated Statement of Operations, amounts are transferred out of AOCI to earnings. The Company uses an inventory turnover ratio (based on historical results) to estimate the timing of sales to an external third party. Therefore, amounts will be transferred from AOCI into earnings based on this inventory turnover ratio.

Financial Statement Impact of Cash Flow Hedges

        The cumulative tax-effected net loss or gain is included within shareholders' equity in the Consolidated Balance Sheet. At June 30, 2008, the cumulative tax-effected net loss recorded in AOCI related to the cash flow hedges was $2.2 million. At June 30, 2007 and 2006, the cumulative tax-effected net gain recorded in AOCI related to the cash flow hedges was, $1.7 and $1.9 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

respectively. The following table depicts the hedging activity in other comprehensive income related to the cash flow hedges for the years ended June 30, 2008, 2007 and 2006.

	2008	2007	2006
	(Dollars in thousands)
Tax-effected gain (loss) on cash flow hedges recorded in other comprehensive income:
Realized net (loss) gain transferred from other comprehensive income to earnings	$(157)	$(190)	$50
Unrealized net (loss) gain from changes in fair value of cash flow hedges	(2,400)	(1,030)	1,416

	$(2,557)	$(1,220)	$1,466

        As of June 30, 2008, the Company estimates, based on current interest rates, that less than $0.6 million of tax-effected charges will be recorded in the Consolidated Statement of Operations during the next twelve months related to interest rate hedges. Additionally, based on current forward exchange rates, the Company estimates that approximately $0.1 million of tax-effected charges will be recorded in the Consolidated Statement of Operations in the next twelve months related to foreign currency hedges.

Fair Value Hedges:

        The Company has interest rate swap contracts under which it pays variable rates of interest (based on the three-month LIBOR rate plus a credit spread) and receives fixed rates of interest on an aggregate $5.0 and $14.0 million notional amount at June 30, 2008 and 2007, respectively with a maturation date of July 2008. These swaps were designated as hedges of a portion of the Company's senior term notes and are being accounted for as fair value hedges.

        During fiscal year 2003, the Company terminated a portion of a $40.0 million notional interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal years 2005 and 2003, respectively, which are deferred in long-term debt in the Consolidated Balance Sheet and are being amortized against interest expense over the remaining life of the underlying debt that matures in July 2008. Approximately $0.5 million of the deferred gain was amortized against interest expense during fiscal years 2008, 2007 and 2006, respectively, resulting in a remaining deferred gain of $0.4 and $0.9 million in long-term debt at June 30, 2008 and 2007, respectively.

        The Company's outstanding fair value hedges are recorded at fair value within either other assets or other noncurrent liabilities (depending on whether the fair value adjustment is favorable or unfavorable) in the Consolidated Balance Sheet, with a corresponding cumulative adjustment to the underlying senior term note within long-term debt. This adjustment resulted in a decrease to the debt balance of less than $0.1 million for the years ended June 30, 2008, 2007, and 2006. No hedge ineffectiveness occurred during fiscal years 2008, 2007 or 2006. As a result, the fair value hedges did not have a net impact on earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Hedge of Net Investments in Foreign Operations:

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

        During September 2006, the Company's cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company's net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million. This cash outlay was recorded within investing activities within the Consolidated Statement of Cash Flows. The related cumulative tax-effected net loss of $7.9 million was recorded in accumulated other comprehensive income (AOCI) in fiscal year 2007. This amount will remain deferred within AOCI indefinitely, as the event which would trigger its release from AOCI and recognition in earnings is the complete sale or liquidation of the Company's international operations that the cross-currency swap hedged. The Company currently has no intent to sell or liquidate its interest in this portion of its business operations.

        The Company's cross-currency swap was recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet at June 30, 2006 when the Company's net investment in this derivative financial instrument was in a $9.4 million loss position based on its estimated fair value. The corresponding tax-effected offset was charged to the cumulative translation adjustment account, which is a component of AOCI set forth under the caption shareholders' equity in the Consolidated Balance Sheet. The cumulative tax-effected net loss recorded in AOCI related to the cross-currency swap was $8.1 million at June 30, 2006. For the year ended June 30, 2006, $1.2 million of tax-effected loss related to this derivative was charged to the cumulative translation adjustment account.

6. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

        The Company is committed under long-term operating leases for the rental of most of its company-owned salon and hair restoration center locations. The original terms of the leases range from one to 20 years, with many leases renewable for an additional five to ten year term at the option of the Company, and certain leases include escalation provisions. For certain leases, the Company is required to pay additional rent based on a percent of sales in excess of a predetermined amount and, in most cases, real estate taxes and other expenses. Rent expense for the Company's international department store salons is based primarily on a percent of sales.

        The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the legal right to use and control the property. The original lease term ends in 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES: (Continued)

$8.7 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

        Rent expense in the Consolidated Statement of Operations excludes $29.9, $27.4 and $28.9 million in fiscal years 2008, 2007 and 2006, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4, $0.5, and $0.5 million for fiscal years 2008, 2007 and 2006, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2008	2007	2006
	(Dollars in thousands)
Minimum rent	$301,945	$283,862	$262,166
Percentage rent based on sales	15,798	16,215	15,036
Real estate taxes and other expenses	88,527	82,743	73,724

	$406,270	$382,820	$350,926

        As of June 30, 2008, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2009	$312,396	$46,208
2010	262,609	39,385
2011	205,403	30,615
2012	151,562	20,364
2013	106,178	10,997
Thereafter	192,374	9,203

Total minimum lease payments	$1,230,522	$156,772

Salon Development Program:

        As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons.

Contingencies:

        The Company is self-insured for most workers' compensation, employment practice liability, and general liability. Worker's compensation and general liability losses are subject to per occurrence and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. COMMITMENTS AND CONTINGENCIES: (Continued)

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

8. INCOME TAXES

        The components of income before income taxes are as follows:

	2008	2007	2006
	(Dollars in thousands)
Income before income taxes:
United States	$126,527	$93,377	$142,491
International	11,572	34,579	27,662

	$138,099	$127,956	$170,153

        The provision for income taxes consists of:

	2008	2007	2006
	(Dollars in thousands)
Current:
United States	$53,271	$45,876	$50,426
International	4,262	5,153	2,795
Deferred:
United States	(4,689)	(3,492)	5,555
International	900	(2,751)	1,799

	$53,744	$44,786	$60,575

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	5.7	1.8	2.7
Tax effect of goodwill impairment	—	4.2	—
Foreign income taxes at other than U.S. rates	(2.3)	(3.0)	(2.0)
Work Opportunity and Welfare-to-Work Tax Credits	(2.0)	(3.2)	(0.5)
Other, net	2.5	0.2	0.4

	38.9%	35.0%	35.6%

        The components of the net deferred tax assets and liabilities are as follows:

	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$18,225	$18,382
Payroll and payroll related costs	29,741	26,605
Net operating loss carryforwards	3,557	4,752
Reserve for impaired assets	8,951	5,328
Inventories	2,551	1,204
Deferred gift card revenue	1,789	1,788
Other	15,268	5,892

Total deferred tax assets	$80,082	$63,951

Deferred tax liabilities:
Insurance	$—	$(4,280)
Depreciation and amortization	(114,912)	(120,975)
Accrued property taxes	(2,553)	(2,617)
Derivatives	(2,553)	(583)
Other	(10)	(1,032)

Total deferred tax liabilities	$(120,028)	$(129,487)

Net deferred tax liabilities	$(39,946)	$(65,536)

        At June 30, 2008, the Company had U.S. and foreign operating loss carryforwards of approximately $10.0 million. During fiscal year 2008, approximately $5.6 million of the loss carryforwards related to French, Spanish and Polish tax losses were transferred in the merger with the Franck Provost Salon Group. The $10.0 million remainder of the loss carryforwards at June 30, 2008, relate to losses in the U.S. and Canada and expire in various amounts through 2028. The company expects to fully utilize all of these loss carryforwards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        As of June 30, 2008, undistributed earnings of international subsidiaries of approximately $49.1 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

        The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2005 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2004. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        The Company adopted the provisions of FIN No. 48, Accounting for Uncertainity in Income Taxes, effective July 1, 2007. Immediately prior to the adoption of FIN No. 48, the Company's tax reserves were $9.0 million. As a result of the adoption of FIN No. 48, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties, which was accounted for through the following accounts:

(Dollars in thousands)
Deferred income taxes	$10,128
Goodwill	6,094
Additional paid-in capital	237
Retained earnings	4,237

Total increase	$20,696

        A rollforward of the unrecognized tax benefits is as follows:

(Dollars in thousands)
Balance at July 1, 2007	$22,500
Additions based on tax positions related to the current year	2,466
Additions based on tax positions of prior years	1,498
Reductions on tax positions related to the expiration of the statue of limitations	(5,446)
Settlements	(618)

Balance at June 30, 2008	$20,400

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $7.2 million of the $20.4 million reserve would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the year ended June 30, 2008, we recorded income expense of approximately $3.0 million for the accrual of interest and penalties. As of June 30, 2008, the Company had accrued interest and penalties related to unrecognized tax benefits of $7.2 million. This amount is not included in the gross unrecognized tax benefits noted above.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. INCOME TAXES (Continued)

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

9. BENEFIT PLANS

Profit Sharing Plan:

        Prior to March 1, 2007, the Company maintained a Profit Sharing Plan (the Profit Sharing Plan) which covered substantially all non-highly compensated field supervisors, warehouse and corporate office employees. The Profit Sharing Plan was a defined contribution plan and contributions to it were at the discretion of the Company. Contributions were invested in a broad range of securities. Effective January 1, 2007, the vesting provisions of the Profit Sharing Plan were amended to comply with the accelerated vesting requirements required by the Pension Protection Act of 2006. Under the amended Profit Sharing Plan, participants' interest in the Profit Sharing Plan become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

        On March 1, 2007, the Profit Sharing Plan was merged into the Company's defined contribution 401(k) plan, the Regis Retirement Savings Plan (the RRSP). The RRSP is a 401(k) plan sponsored by the Company that resulted from the merger of four separate 401(k) plans previously maintained by the Company. In conjunction with the merger of the Profit Sharing Plan into the RRSP, the Profit Sharing Plan's investments were liquidated and the proceeds were transferred and invested as directed by plan participants and are valued daily. The nature and terms of each 401(k) plan and of the Profit Sharing Plan did not change significantly in connection with the merger into the RRSP; the mergers did not affect participation in the RRSP, the account balances of plan participants in each respective plan, or the right to share in future profit sharing contributions to the plan.

Executive Profit Sharing Plan:

        Prior to March 1, 2007, the Company maintained a nonqualified Profit Sharing Plan (the Executive Profit Sharing Plan) which covered company officers, field supervisors, warehouse and corporate office employees who were highly compensated. Contributions to the Executive Profit Sharing Plan were at the discretion of the Company. Prior to January 22, 2002, such contributions were invested in common stock of the Company. Subsequent to that date contributions were invested in a broad range of securities, including common stock of the Company. The investments other than Company common stock were in a pooled trust that was valued monthly. Investments in Company common stock were separately credited to participant accounts.

        On March 1, 2007, the Executive Profit Sharing Plan was merged into the Company's Nonqualified Deferred Salary Plan (as combined, the Executive Plan). Amounts received attributable to participant accounts in the Executive Profit Sharing Plan and all future profit sharing contributions under the Executive Plan are invested as directed by plan participants and are valued daily. Future profit sharing contributions to the Executive Plan will not be invested in common stock of the Company. The merger did not affect participation in the profit sharing portion of the Executive Plan, the profit sharing account balances of Executive Plan participants, or the right to share in future profit sharing contributions to participants' Executive Plan accounts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million. As of June 30, 2008, the Company's cumulative contributions to the ESPP totaled $6.8 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2008, the Company's cumulative contributions to the FSPP totaled $0.1 million.

Deferred Compensation Contracts:

        The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives' benefits are based on years of service and the employee's compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (6.50 and 6.25 percent at June 30, 2008 and 2007, respectively) and projected salary increases of 4.0 percent at June 30, 2008 and 2007 to estimate the obligations associated with these deferred compensation contracts. Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $2.4, $4.0, and $2.4 million for fiscal years 2008, 2007, and 2006, respectively. Related obligations totaled $19.9 and $17.9 million at June 30, 2008 and 2007, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. (The accumulated benefit obligation totaled $15.2 and $14.4 million at June 30, 2008 and 2007, respectively.) The tax-effected accumulated other comprehensive gain for the deferred compensation contracts, consisting of primarily unrecognized actuarial gains, was $0.3 million at June 30, 2008. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $16.4 and $14.1 million at June 30, 2008 and 2007, respectively, and are included in other assets in the Consolidated Balance Sheet.

        The Company also has entered into an Amended and Restated Compensation Agreement (the Restated Agreement) with the Vice Chairman of the Board of Directors (the Vice Chairman) during fiscal year 2007, that replaces the prior compensation agreement between the Company and the Vice Chairman. Under the Restated Agreement, the Vice Chairman will continue to provide services to the Company and the Company has agreed to pay the Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.8 million in fiscal year 2008, for the remainder of his life (this amount

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. BENEFIT PLANS (Continued)

remains unchanged from the prior agreement in place with the Vice Chairman). The Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.7, $2.1 and $0.3 million for each of fiscal years 2008, 2007 and 2006, respectively. Related obligations totaled $6.5 and $6.6 million at June 30, 2008 and 2007, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the Vice Chairman. Cash values of these policies totaled $3.4 and $3.1 million at June 30, 2008 and 2007, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

        In September 2006, the FASB issued SFAS No. 158. SFAS No. 158 amends SFAS No. 87, Employers' Accounting for Pensions (SFAS No. 87), SFAS No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Plans and for Termination Benefits (SFAS No. 88), SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (SFAS No. 106) and SFAS No. 132(R), Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132(R)). SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans as of the Company's fiscal year ended June 30, 2007. SFAS No. 158 requires the impact of the initial adjustment be recorded as an adjustment of the ending balance of accumulated other comprehensive income. Subsequent changes in funded status will be recognized as a component of other comprehensive income to the extent they have not yet been recognized as a component of net periodic benefit cost pursuant to SFAS No. 87, SFAS No. 88 or SFAS No. 106. The Company has unfunded deferred compensation contracts covering key executives based on their accomplishments within the Company which are subject to the provisions of SFAS No. 158. The Company adopted the provisions of SFAS No. 158 as of June 30, 2007. The adoption of SFAS No. 158 increased long-term liabilities by $0.9 million, increased deferred tax assets by $0.3 million and decreased accumulated other comprehensive income by $0.6 million on the Consolidated Balance Sheet. For the year ended June 30, 2008, an adjustment to the impact of the adoption of SFAS No. 158 decreased long-term liabilities by $1.3 million, increased deferred tax liabilities by $0.5 million and increased accumulated other comprehensive income by $0.8 million.

        Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years ended June 30, 2008, 2007 and 2006, included the following:

	2008	2007	2006
	(Dollars in thousands)
Profit sharing plan	$3,373	$3,305	$2,650
Executive Profit Sharing Plan	497	491	389
ESPP	711	714	689
FSPP	18	11	16
Deferred compensation contracts	3,122	6,107	2,755

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, shares issuable under contingent stock agreements, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share.

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2008	2007	2006
	(Shares in thousands)
Weighted average shares for basic earnings per share	43,157	44,723	45,168
Effect of dilutive securities:
Dilutive effect of stock-based compensation	430	844	1,076
Contingent shares issuable under contingent stock agreements	—	56	156

Weighted average shares for diluted earnings per share	43,587	45,623	46,400

        The following table sets forth the awards which are excluded from the various earnings per share calculations:

	2008	2007	2006
	(Shares in thousands)
Basic earnings per share:
RSAs(1)	308	259	193
RSUs(1)	215	215	—

	523	474	193

Diluted earnings per share:
Stock options(2)	517	492	436
SARs(2)	416	405	96
RSAs(2)	183	—	—
RSUs(2)	215	—	—

	1,331	897	532

  (1)
  Awards were not vested

  (2)
  Awards were anti-dilutive

Stock-based Compensation Award Plans:

        In May of 2004, the Company's Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders' meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to employees

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

and directors of the Company. On March 8, 2007, the Company's Board of Directors approved an amendment to the 2004 Plan to permit the granting and issuance of restricted stock units (RSUs). The 2004 Plan expires on May 26, 2014. A maximum of 2,500,000 shares of the Company's common stock are available for issuance pursuant to grants and awards made under the 2004 Plan. Stock options, SARs and restricted stock under the 2004 Plan generally vest pro rata over five years and have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length. The RSUs cliff vest after five years and payment of the RSUs is deferred until January 31 of the year following vesting. Unvested awards are subject to forfeiture in the event of termination of employment. See Note 1 to the Consolidated Financial Statements for discussion of the Company's measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

        On October 24, 2000, the shareholders of Regis Corporation adopted the Regis Corporation 2000 Stock Option Plan (2000 Plan), which allows the Company to grant both incentive and nonqualified stock options and replaced the Company's 1991 Stock Option Plan (1991 Plan). Total options covering 3,500,000 shares of common stock may be granted under the 2000 Plan to employees of the Company for a term not to exceed ten years from the date of grant. The term may not exceed five years for incentive stock options granted to employees of the Company possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options may also be granted to the Company's outside directors for a term not to exceed ten years from the grant date. The 2000 Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options are granted at not less than fair market value on the date of grant. The Board of Directors determines the 2000 Plan participants and establishes the terms and conditions of each option.

        The Company also has outstanding stock options under the 1991 Plan, although the Plan terminated in 2001. The terms and conditions of the 1991 Plan are similar to the 2000 Plan. Total options covering 5,200,000 shares of common stock were available for grant under the 1991 Plan and, as of June 30, 2001, all available shares were granted.

        Common shares available for grant under the following plans as of June 30 were:

	2008	2007	2006
	(Shares in thousands)
2000 Plan	136	136	250
2004 Plan	1,459	1,748	1,971

	1,595	1,884	2,221

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        Stock options outstanding, weighted average exercise prices and weighted average fair values were as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, June 30, 2005	3,673	$19.43
Granted	135	35.33
Cancelled	(48)	26.95
Exercised	(852)	17.02

Balance, June 30, 2006	2,908	20.59
Granted	141	39.04
Cancelled	(27)	27.06
Exercised	(829)	17.22

Balance, June 30, 2007	2,193	22.97
Granted	143	28.57
Cancelled	(97)	34.17
Exercised	(526)	16.91
Balance, June 30, 2008	1,713	24.55

Exercisable at June 30, 2008	1,344	$21.94

        Outstanding options of 1,713,244 at June 30, 2008 had an intrinsic value of $8.9 million and a weighted average remaining contractual term of 4.3 years. Exercisable options of 1,343,744 at June 30, 2008 had an intrinsic value of $8.9 million and a weighted average remaining contractual term of 3.2 years. An additional 347,224 options are expected to vest with a $34.12 per share weighted average exercise price and a weighted average remaining contractual life of 8.6 years that have a total intrinsic value of zero.

        All options granted relate to stock option plans that have been approved by the shareholders of the Company. Stock options granted in fiscal year 2008 were granted under the 2004 Plan. Stock options granted in fiscal year 2007 and 2006 were granted under the 2000 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        Grants of RSAs, RSUs and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2005	142	$38.40	197	$39.16
Granted	86	35.33	97	35.33
Cancelled	(3)	39.59	(3)	39.98
Vested/Exercised	(32)	38.67	(5)	40.31

Balance, June 30, 2006	193	36.92	286	36.87
Granted	343	40.07	139	39.01
Cancelled	(21)	37.84	(23)	38.41
Vested/Exercised	(41)	37.33	(2)	37.92

Balance, June 30, 2007	474	38.36	400	37.53
Granted	125	28.57	138	28.57
Cancelled	(10)	37.71	(11)	38.53
Vested/Exercised	(66)	38.05	—	—

Balance, June 30, 2008	523	36.76	527	35.70

Exercisable at June 30, 2008			182	$38.73

        Outstanding and unvested RSAs of 308,325 at June 30, 2008 had an intrinsic value of $8.1 million and a weighted average remaining contractual term of 2.3 years. An additional 293,802 awards are expected to vest with a total intrinsic value of $7.7 million.

        Outstanding SARs of 527,300 at June 30, 2008 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.8 years. Exercisable SARs of 181,820 at June 30, 2008 had a total intrinsic value of zero and a weighted average contractual term of 7.0 years. An additional 332,306 rights are expected to vest with a $34.00 per share weighted average grant price, a weighted average remaining contractual life of 6.7 years and a total intrinsic value of zero.

        Total cash received from the exercise of share-based instruments in fiscal years 2008 and 2007 was $8.9 and $16.8 million, respectively.

        As of June 30, 2008, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $23.9 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.7 years as of June 30, 2008.

        The total intrinsic value of all stock-based compensation (the amount by which the stock exceeded the exercise or grant date price) that was exercised during fiscal years 2008, 2007 and 2006 was $7.3, $17.7 and $18.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2008, 2007 and 2006 were as follows:

	2008	2007	2006
Stock options	$8.60	$12.38	$11.43
SARs	8.60	12.37	11.43
Restricted stock awards	28.57	39.01	35.33
Restricted stock units	—	40.70	—

        The expense associated with the RSA and RSU grants is based on the market price of the Company's stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each stock option and SAR grant issued during the fiscal years 2008, 2007 and 2006 is presented below:

	2008	2007	2006
Risk-free interest rate	3.29%	4.55%	4.96%
Expected term (in years)	5.50	5.50	5.50
Expected volatility	28.00%	27.00%	27.00%
Expected dividend yield	0.56%	0.41%	0.45%

        The risk free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the options and SARs granted. Expected volatility is established based on historical volatility of the Company's stock price. Estimated expected life was based on an analysis of historical stock options granted data which included analyzing grant activity including grants exercised, expired, and canceled. The expected dividend yield is determined based on the Company's annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

        Compensation expense included in income before income taxes related to stock-based compensation was $6.8, $4.9 and $4.9 million for the three years ended June 30, 2008, 2007, and 2006, respectively.

        See Note 1 to the Consolidated Financial Statements for discussion of the Company's measure of compensation cost for its stock-based compensation awards.

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

Shareholders' Rights Plan:

        The Company has a shareholders' rights plan pursuant to which one preferred share purchase right is held by shareholders for each outstanding share of common stock. The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 15.0 percent or more of the Company's voting stock, or following the announcement of a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. SHAREHOLDERS' EQUITY (Continued)

tender offer or exchange offer to acquire an interest of 15.0 percent or more. If the rights become exercisable, they entitle all holders, except the takeover bidder, to purchase one one-thousandth of a share of preferred stock at an exercise price of $140, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2008, 2007, and 2006, a total accumulated 6.8, 5.1, and 3.0 million shares have been repurchased for $226.5, $176.5, and $96.8 million, respectively. As of June 30, 2008, $73.5 million remains to be spent on share repurchases under this program.

11. SEGMENT INFORMATION

        As of June 30, 2008, the Company owned, franchised or held ownership interests in over 13,550 worldwide locations. The Company's locations consisted of 10,273 North American salons (located in the United States, Canada and Puerto Rico), 472 international salons, 92 hair restoration centers, and 2,714 locations in which the Company maintains an ownership interest through its investments in affiliates.

        The Company operates its North American salon operations through six primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle and Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base. The Company's hair restoration centers are located in the United States and Canada.

        The Company operates its international salon operations, primarily in the United Kingdom, through four primary concepts: Regis, Supercuts, Trade Secret, and Sassoon salons. Consistent with the North American concepts, the international concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the international salon concepts are company-owned and are located in malls, leading department stores, mass market consumers, and the individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

        The Company's hair restoration centers are located in the United States and Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

        The Company's equity method investments of $197.9 million and $12.1 million as of June 30, 2008 and 2007, respectively, are considered part of the unallocated corporate segment.

        Based on the way the Company manages its business, it has reported its North American salons, international salons, and hair restoration centers as three separate reportable operating segments.

        The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company's headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company's reportable operating segments is shown in the following table as of June 30, 2008, 2007, and 2006:

	For the Year Ended June 30, 2008(1)
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,667,005	$165,379	$61,873	$—	$1,894,257
Product	639,603	67,078	69,299	—	775,980
Royalties and fees	40,612	23,606	4,410	—	68,628

	2,347,220	256,063	135,582	—	2,738,865

Operating expenses:
Cost of service	967,393	89,617	33,700	—	1,090,710
Cost of product	340,293	35,702	19,984	—	395,979
Site operating expenses	184,417	14,410	5,174	—	204,001
General and administrative	136,942	37,143	30,941	132,134	337,160
Rent	340,453	56,571	7,313	1,933	406,270
Depreciation and amortization	90,910	10,969	10,289	18,280	130,448

Total operating expenses	2,060,408	244,412	107,401	152,347	2,564,568

Operating income (loss)	286,812	11,651	28,181	(152,347)	174,297
Other income (expense):
Interest expense	—	—	—	(44,571)	(44,571)
Interest income and other, net	—	—	—	8,373	8,373

Income (loss) before income taxes and equity in income of affiliated companies	$286,812	$11,651	$28,181	$(188,545)	$138,099

Total assets	$1,249,827	$120,443	$284,898	$580,703	$2,235,871
Long-lived assets	355,287	35,902	11,616	79,046	481,851
Capital expenditures	51,057	10,624	4,191	19,927	85,799
Purchases of salon assets	119,822	6,719	19,036	—	145,577

(1)
On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the year ended June 30, 2008 the results of operations for the month

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

  ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Sassoon schools. Subsequent to August 1, 2007 results of operations for the Sassoon schools are included in their respective North American and international salon segments.

  On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group. For the year ended June 30, 2008 the results of operations for the seven months ended January 31, 2008 are reported in the international salon segment.

	For the Year Ended June 30, 2007
	Salons
			Beauty Schools	Hair Restoration Centers	Unallocated Corporate
	North America	International				Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,512,287	$151,057	$76,556	$53,902	$—	$1,793,802
Product	614,377	65,675	9,071	63,157	—	752,280
Royalties and fees	38,766	36,698	—	5,042	—	80,506

	2,165,430	253,430	85,627	122,101	—	2,626,588

Operating expenses:
Cost of service	872,813	80,256	32,583	29,129	—	1,014,781
Cost of product	317,214	38,957	5,462	18,859	—	380,492
Site operating expenses	174,733	11,989	16,366	5,013	—	208,101
General and administrative	119,204	45,179	9,848	27,191	127,222	328,644
Rent	314,718	50,410	9,272	6,535	1,885	382,820
Depreciation and amortization	84,250	9,091	3,355	9,813	17,628	124,137
Goodwill impairment	—	—	23,000	—	—	23,000

Total operating expenses	1,882,932	235,882	99,886	96,540	146,735	2,461,975

Operating income (loss)	282,498	17,548	(14,259)	25,561	(146,735)	164,613
Other income (expense):
Interest	—	—	—	—	(41,770)	(41,770)
Other, net	—	—	—	—	5,113	5,113

Income (loss) before income taxes	$282,498	$17,548	$(14,259)	$25,561	$(183,392)	$127,956

Total assets	$1,058,643	$210,629	$163,818	$262,295	$436,729	$2,132,114
Long-lived assets	334,568	34,569	16,664	9,461	98,823	494,085
Capital expenditures	49,294	8,057	2,493	4,590	25,645	90,079
Purchases of salon assets	64,614	2,895	(73)	1,869	—	69,305

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2006
	Salons
			Beauty Schools	Hair Restoration Centers	Unallocated Corporate
	North America	International				Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,395,953	$133,323	$58,281	$46,471	$—	$1,634,028
Product	601,332	53,796	5,671	58,143	—	718,942
Royalties and fees	39,263	33,543	—	5,088	—	77,894

	2,036,548	220,662	63,952	109,702	—	2,430,864

Operating expenses:
Cost of service	806,024	71,110	24,757	26,624	—	928,515
Cost of product	316,980	32,168	4,278	17,592	—	371,018
Site operating expenses	175,039	9,755	10,272	4,536	—	199,602
General and administrative	108,362	41,963	8,270	23,254	112,243	294,092
Rent	293,571	42,756	6,999	6,215	1,385	350,926
Depreciation and amortization	80,011	9,348	2,610	9,908	14,026	115,903
Terminated acquisition income, net	—	—	—	—	(33,683)	(33,683)

Total operating expenses	1,779,987	207,100	57,186	88,129	93,971	2,226,373

Operating income (loss)	256,561	13,562	6,766	21,573	(93,971)	204,491
Other income (expense):
Interest	—	—	—	—	(34,989)	(34,989)
Other, net	—	—	—	—	651	651

Income (loss) before income taxes	$256,561	$13,562	$6,766	$21,573	$(128,309)	$170,153

Total assets	$1,030,720	$187,556	$177,295	$259,739	$330,014	$1,985,324
Long-lived assets	340,105	30,094	16,003	7,203	90,359	483,764
Capital expenditures	71,507	8,978	3,681	2,833	32,915	119,914
Purchases of salon assets	82,123	4,556	62,753	8,176	—	157,608

        Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30,
	2008		2007		2006
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	$2,330,525	$425,131	$2,252,491	$439,650	$2,102,063	$432,377
Other countries	408,340	56,720	374,097	54,435	328,801	51,387

Total	2,738,865	481,851	$2,626,588	$494,085	$2,430,864	$483,764

 QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2008
Revenues	$667,525	$682,241	$680,055	$709,044	$2,738,865
Gross profit, including site depreciation	271,172	270,820	274,969	291,267	1,108,228
Operating income(a)(c)	41,006	44,859	42,166	46,266	174,297
Net income(a)(c)	20,599	22,556	18,968	23,081	85,204
Net income per basic share	0.47	0.52	0.44	0.54	1.97
Net income per diluted share	0.46	0.51	0.44	0.54	1.95
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2007
Revenues	$639,243	$656,990	$655,035	$675,320	$2,626,588
Gross profit, including site depreciation	262,460	269,368	269,096	278,619	1,079,543
Operating income(a)(b)(c)	44,016	47,260	23,267	50,070	164,613
Net income(a)(b)(c)	23,093	26,874	5,328	27,875	83,170
Net income per basic share	0.51	0.60	0.12	0.63	1.86
Net income per diluted share	0.50	0.59	0.12	0.61	1.82
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2008 revenues, operating and net income.

(a)
Operating income and net income increase as a result of $3.4 million ($2.0 million net of tax), $3.7 million ($2.3 million net of tax), $7.5 million ($4.9 million of tax), and $2.7 million ($1.8 million net of tax) was recorded in the fourth quarter ended June 30, 2008, second quarter ended December 31, 2007, fourth quarter ended June 30, 2007, and third quarter ended March 31, 2007, respectively, related to a change in estimate in the Company's self-insurance accruals, primarily, prior years' workers' compensation claims reserves, due to our safety and return-to-work programs over the recent years, as well as changes in state laws.

(b)
Expense of $23.0 million ($19.6 million net of tax) was recorded in the third quarter ended March 31, 2007 related to our beauty school business, related to the Company's annual goodwill impairment analysis.

(c)
Expenses of $10.5 million ($6.4 million net of tax) and $6.8 million ($4.5 million net of tax) were recorded in the fourth quarters ended June, 30, 2008 and 2007, respectively, related to the impairment of property and equipment at underperforming locations.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        Our Disclosure Committee, consisting of certain members of management, assists in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

        With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2008. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2008. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 67 and 68 herein.

Changes in Internal Controls

        Based on management's most recent evaluation of the Company's internal control over financial reporting, management determined that there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2008 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2008 Proxy Statement, and is incorporated herein by reference.

        The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics, that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance / Guidelines" (within the "Investor Information" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found on the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2008 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Security Ownership of Certain Beneficial Owners and Management in the section titled "Security Ownership of Certain Beneficial Owners and Management" of the Company's 2008 Proxy Statement is incorporated herein by reference.

        The following table provides information about the Company's common stock that may be issued under all of the Company's stock-based compensation plans in effect as of June 30, 2008.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the column(a)) (c)
Equity compensation plans approved by security holders(1)	2,455,544	$28.36	1,594,772	(2)
Equity compensation plans not approved by security holders	—	—	—

Total	2,455,544	$28.36	1,594,772

(1)
Includes stock options granted under the Regis Corporation 2000 Stock Option Plan and 1991 Stock Option Plan as well as shares granted through stock appreciation rights and restricted stock units under the 2004 Long Term Incentive Plan. Information regarding the stock-based compensation plans is included in Notes 1 and 10 to the Consolidated Financial Statements.

(2)
The Company's 2004 Long Term Incentive Plan (2004 Plan) provides for the issuance of a maximum of 2,500,000 shares of the Company's common stock through stock options, stock appreciation rights, restricted stock, or restricted stock units. As of June 30, 2008, 215,000 unvested restricted stock units and shares were outstanding under the 2004 Plan, which are not reflected in this table. However, the remaining 1,459,179 common shares available for grant under the 2004 Plan (which are available for grant as restricted stock, as well as stock options or stock appreciation rights) are included in the number of securities remaining available for future issuance under equity compensation plans as disclosed in this table.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2008 Proxy Statement, and is incorporated herein by reference. Information regarding director independence is included in the section titled "Corporate Governance—Director Independence" of the Company's 2008 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2008 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1).    All financial statements:

        Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(b)
Exhibits:

        The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number/Description

2(a)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 24, 2007.)
2(b)
Purchase Agreement, dated November 13, 2004, between the Company and Hair Club Group Inc. (Incorporated by reference to Exhibit 2 of the Company's Report on Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.)
3(a)
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company's Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)
3(b)	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on October 31, 2006.)

3(c)	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A12B filed on December 26, 2006.)
4(a)
Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997.)
4(b)
Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Right Certificate attached as Exhibit B to the Rights Agreement. (Incorporated by reference to Exhibits 1 and 3 of the Company's Registration Statement on Form 8-A12B, filed on December 26, 2006.)
10(a)(*)	Form of Employment and Deferred Compensation Agreement. (Incorporated by reference to Exhibit 10(a) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007.)
10(b)(*)	Schedule of omitted split-dollar insurance policies. (Incorporated by reference to Exhibit 10(h) to the Company's Registration Statement on Form S-1 (Reg. No. 40142).)
10(c)(*)
Regis Corporation Executive Retirement Savings Plan and Trust Agreement, dated March 1, 2007 between the Company and Fidelity Management Trust Company, as Trustee. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007.)

10(d)(*)
Survivor Benefit Agreement, dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K filed on September 28, 1994, for the year ended June 30, 1994.)
10(e)
Series G Senior Note, dated July 10, 1998, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K filed on September 17, 1998, for the year ended June 30, 1998.)
10(f)
Amended and Restated Private Shelf Agreement, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)
10(g)
Senior Series I Note, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)
10(h)
Note Purchase Agreement, dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)
10(i)
Form of Series A Senior Note. (Attached as Exhibit 1(a) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(j)
Form of Series B Senior Note. (Attached as Exhibit 1(b) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)
10(k)

Series J Senior Notes, dated June 9, 2003, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)
10(l)
Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)
10(m)(*)
2004 Long Term Incentive Plan (Draft), dated August 4, 2002. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)
10(n)(*)
Amendment to 2004 Long-Term Incentive Plan, effective March 8, 2007. (Incorporated by reference to Exhibit 10(p) of the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007.)
10(o)	Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10(p)
Third Amended and Restated Credit Agreement, dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, Other Financial Institutions Party thereto, and Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed April 12, 2005.)
10(q)
Master Note Purchase Agreement, dated March 15, 2005, between the Company and the purchasers listed in Schedule A attached Thereto. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed April 12, 2005.)
10(r)
First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed April 12, 2005.)
10(s)(*)
Short Term Incentive Compensation Plan, effective July 1, 2004. (Incorporated by reference to Exhibit 10(ll) of the Company's Report on Form 10-K filed on September 9, 2005, for the year ended June 30, 2005.)
10(t)(*)
Employment Agreement, dated February 8, 2007, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 9, 2007, for the quarter ended December 31, 2006.)
10(u)(*)
Employment Agreement, dated May 9, 2007, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on May 10, 2007, for the quarter ended March 31, 2007.)
10(v)	Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

10(w)(*)
Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 5, 2007.)
10(x)(*)

Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated June 29, 2007, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed on July 5, 2007.)
10(y)
Master Agreement, dated October 11, 2007, between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, the Company and Artal Group S.A. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 7, 2008, for the quarter ended December 31, 2007.)
10(z)	Stock Purchase Agreement, dated January 17, 2008, between the Company, Cameron Capital Investments, Inc., Stephen Powell and Mackenzie Limited Partnership.
10(aa)
Fourth Amended and Restated Credit Agreement, dated July 12, 2007, among the Company, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Issuer, Bank of America, N.A., as Syndication Agent, LaSalle Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Brach, and Wachovia Bank, National Association, as Documentation Agents, arranged by J.P. Morgan Securities Inc., and Bank of America Securities LLC, Joint Lead Arrangers and Joint Bookrunners.

21	List of Subsidiaries of Regis Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)
Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

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
DATE: August 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN Paul D. Finkelstein, Chairman of the Board of Directors	Date: August 29, 2008
/s/ MYRON KUNIN Myron Kunin, Vice Chairman of the Board of Directors	Date: August 29, 2008
/s/ DAVID B. KUNIN David B. Kunin, Director	Date: August 29, 2008
/s/ ROLF BJELLAND Rolf Bjelland, Director	Date: August 29, 2008
/s/ VAN ZANDT HAWN Van Zandt Hawn, Director	Date: August 29, 2008
/s/ SUSAN S. HOYT Susan S. Hoyt, Director	Date: August 29, 2008
/s/ THOMAS L. GREGORY Thomas L. Gregory, Director	Date: August 29, 2008
/s/ STEPHEN E. WATSON Stephen E. Watson, Director	Date: August 29, 2008

QuickLinks

PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
REGIS CORPORATION CONSOLIDATED BALANCE SHEET (Dollars in thousands, except per share data)
REGIS CORPORATION CONSOLIDATED STATEMENT OF OPERATIONS (In thousands, except per share data)
REGIS CORPORATION CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Dollars in thousands)
REGIS CORPORATION CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERLY FINANCIAL DATA (Unaudited)
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits and Financial Statement Schedules
SIGNATURES