Form 10-Q
period 2008-09-30
REGIS CORP
filed 2008-11-10
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2008:

Common Stock, $.05 par value	43,199,513
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of September 30, 2008 and June 30, 2008
(In thousands, except share data)

	September 30, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$125,266	$127,627
Receivables, net	37,837	37,824
Inventories	241,742	212,468
Deferred income taxes	15,349	15,954
Other current assets	47,419	51,278
Total current assets	467,613	445,151

Property and equipment, net	482,498	481,851
Goodwill	888,700	870,993
Other intangibles, net	142,122	144,291
Investment in and loans to affiliates	245,323	247,102
Other assets	46,805	46,483

Total assets	$2,273,061	$2,235,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$272,442	$230,224
Accounts payable	89,682	69,693
Accrued expenses	189,824	207,605
Total current liabilities	551,948	507,522

Long-term debt and capital lease obligations	534,754	534,523
Other noncurrent liabilities	212,488	217,640
Total liabilities	1,299,190	1,259,685
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 43,198,763 and 43,070,927 common shares at September 30, 2008 and June 30, 2008, respectively	2,160	2,153
Additional paid-in capital	148,142	143,265
Accumulated other comprehensive income	82,010	101,973
Retained earnings	741,559	728,795

Total shareholders’ equity	973,871	976,186

Total liabilities and shareholders’ equity	$2,273,061	$2,235,871

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended September 30, 2008 and 2007
(In thousands, except per share data)

	2008	2007
Revenues:
Service	$478,117	$459,718
Product	191,353	186,782
Royalties and fees	10,799	21,025
	680,269	667,525

Operating expenses:
Cost of service	274,910	263,060
Cost of product	99,942	94,077
Site operating expenses	53,821	53,685
General and administrative	83,293	86,352
Rent	104,875	97,763
Lease termination costs	1,173	—
Depreciation and amortization	30,960	31,582
Total operating expenses	648,974	626,519

Operating income	31,295	41,006

Other income (expense):
Interest expense	(10,278)	(10,578)
Interest income and other, net	1,760	2,155

Income before income taxes and equity in income (loss) of affiliated companies	22,777	32,583

Income taxes	(8,783)	(11,650)
Equity in income (loss) of affiliated companies, net of income taxes	492	(334)

Net income	$14,486	$20,599

Net income per share:
Basic	$0.34	$0.47
Diluted	$0.34	$0.46

Weighted average common and common equivalent shares outstanding:
Basic	42,787	43,906
Diluted	43,107	44,579

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the three months ended September 30, 2008 and 2007
(In thousands)

	2008	2007
Cash flows from operating activities:
Net income	$14,486	$20,599
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,428	28,522
Amortization	2,532	3,060
Equity in (income) loss of affiliated companies	(492)	334
Deferred income taxes	586	1,640
Excess tax benefits from stock-based compensation plans	(280)	(1)
Stock-based compensation	2,004	1,591
Other noncash items affecting earnings	(529)	(35)
Changes in operating assets and liabilities:
Receivables	(677)	(1,981)
Inventories	(29,319)	(16,654)
Other current assets	1,024	(12,607)
Other assets	(126)	(2,707)
Accounts payable	24,096	(1,601)
Accrued expenses	(14,388)	1,125
Other noncurrent liabilities	458	3,289
Net cash provided by operating activities	27,803	24,574

Cash flows from investing activities:
Capital expenditures	(23,975)	(22,389)
Proceeds from sale of assets	10	10
Asset acquisitions, net of cash acquired and certain obligations assumed	(30,987)	(35,475)
Disbursements for loans and investments	(5,971)	(14,500)
Transfer of cash related to contribution of schools	—	(7,254)
Net cash used in investing activities	(60,923)	(79,608)

Cash flows from financing activities:
Borrowings on revolving credit facilities	2,295,300	2,337,600
Payments on revolving credit facilities	(2,248,200)	(2,368,000)
Proceeds from issuance of long-term debt	—	50,000
Repayments of long-term debt and capital lease obligations	(9,367)	(13,424)
Excess tax benefits from stock-based compensation plans	280	1
Proceeds from issuance of common stock	2,291	698
Dividends paid	(1,725)	(1,767)
Other	(3,507)	5,090
Net cash provided by financing activities	35,072	10,198

Effect of exchange rate changes on cash and cash equivalents	(4,313)	5,280

Decrease in cash and cash equivalents	(2,361)	(39,556)

Cash and cash equivalents:
Beginning of period	127,627	184,785
End of period	$125,266	$145,229

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.             BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2008 and for the three months ended September 30 2008 and 2007, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2008 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2008 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2008 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

The unaudited condensed financial statements of the Company as of September 30, 2008 and for the three month periods ended September 30, 2008 and 2007 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 10, 2008 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan) and the 2000 Stock Option Plan (2000 Plan). Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan (1991 Plan), although the Plan terminated in 2001. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock-based awards, other than the RSUs, expire within ten years from the grant date. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting.  Unvested awards are subject to forfeiture in the event of termination of employment.  The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant.  The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.  The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients.

Total compensation cost for stock-based payment arrangements totaled $2.0 and $1.6 million ($1.2 and $1.0 million after tax) for the three months ended September 30, 2008 and 2007, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of September 30, 2008 were as follows:

Options	Shares	Weighted- Average Exercise Price
	(In thousands)
Outstanding at June 30, 2008	1,713	$24.55
Granted	2	26.79
Exercised	(133)	17.17
Forfeited or expired	(6)	36.24
Outstanding at September 30, 2008	1,576	$25.14
Exercisable at September 30, 2008	1,207	$22.44

Outstanding options of 1,575,646 at September 30, 2008 had an intrinsic value of $8.6 million and a weighted average remaining contractual term of 4.3 years.  Exercisable options of 1,207,346 at September 30, 2008 had an intrinsic value of $8.6 million and a weighted average remaining contractual term of 3.0 years.  An additional 348,468 options are expected to vest with a $34.08 per share weighted average grant price and a weighted average remaining contractual life of 8.4 years.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

Stock options were granted under the 2004 Plan in fiscal year 2008. No stock options had been granted under the 2004 Plan prior to fiscal year 2008.

Grants of RSAs, RSUs and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2008	523	$36.76	527	$35.70
Granted	—	—	—	—
Vested/Exercised	(—)	—	(—)	—
Forfeited or expired	(8)	34.31	(14)	38.27
Balance, September 30, 2008	515	$36.80	513	$35.69

Outstanding and unvested RSAs of 299,743 at September 30, 2008 had an intrinsic value of $8.2 million and a weighted average remaining contractual term of 2.0 years.  An additional 286,679 awards are expected to vest with a total intrinsic value of $7.9 million.

Outstanding and unvested RSUs of 215,000 at September 30, 2008 had an intrinsic value of $5.9 million and a weighted average remaining contractual term of 3.5 years.  All unvested RSUs are expected to vest.

Outstanding SARs of 513,150 at September 30, 2008 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.6 years.  Exercisable SARs of 176,980 at September 30, 2008 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.7 years.  An additional 324,883 rights are expected to vest with a $34.04 per share weighted average grant price, a weighted average remaining contractual life of 8.1 years and a total intrinsic value of zero.

During the three months ended September 30, 2008 and 2007 total cash received from the exercise of share-based instruments was $2.3 and $0.7 million, respectively.

As of September 30, 2008, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $21.5 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.2 years as of September 30, 2008.

The total intrinsic value of all stock-based compensation (the amount by which the stock exceeded the exercise or grant date price) that was exercised during the quarters ended September 30, 2008 and 2007 was $1.6 and $0.3 million, respectively.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On July 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157 and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to the Company’s fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The Company’s adoption did not impact its consolidated financial position or results of operations as all fair value measurements were in accordance with SFAS No. 157 upon adoption.  The additional disclosures required by SFAS No. 157 are included in Note 3.  The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Companies are not allowed to adopt SFAS No. 159 on a retrospective basis unless they choose early adoption. The Company did not adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording at the date of an acquisition the fair value of contingent liabilities that are more than likely than not to occur. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company’s fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate and value future acquisitions and may materially impact the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 (i.e. the Company’s third quarter of fiscal year 2009). The Company intends to comply with the disclosure requirements upon adoption.

2.             SHAREHOLDERS’ EQUITY:

Net Income Per Share:

The Company’s basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company’s dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2008	2007
	(Shares in thousands)
Weighted average shares for basic earnings per share	42,787	43,906
Effect of dilutive securities:
Dilutive effect of stock-based compensation	320	591
Contingent shares issuable under contingent stock agreements	—	82
Weighted average shares for diluted earnings per share	43,107	44,579

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Three Months Ended September 30,
	2008	2007
	(Shares in thousands)
Basic earnings per share:
RSAs (1)	300	247
RSUs (1)	215	215
	515	462

Diluted earnings per share:
Stock options (2)	798	475
SARs (2)	518	394
RSAs (2)	148	140
RSUs (2)	—	215
	1,464	1,224

(1)            Shares were not vested

(2)            Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2008 was due to the following:

(Dollars in thousands)
Balance, June 30, 2008	$143,265
Exercise of stock options	2,285
Tax benefit realized upon exercise of stock options	590
Stock-based compensation	2,004
Taxes related to restricted stock	(2)
Balance, September 30, 2008	$148,142

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three months ended September 30, 2008 and 2007 was as follows:

	For the Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Net income	$14,486	$20,599
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	52	(1,741)
Change in cumulative foreign currency translation	(20,015)	12,195

Total comprehensive (loss) income	$(5,477)	$31,053

3.             FAIR VALUE MEASUREMENTS:

As discussed in Note 1 to the Consolidated Financial Statements, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2, on July 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

Level 1 — Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

Level 2 — Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

•                  Quoted prices for similar assets or liabilities in active markets;

•                  Quoted prices for identical or similar assets in non-active markets;

•                  Inputs other than quoted prices that are observable for the asset or liability; and

•                  Inputs that are derived principally from or corroborated by other observable market data.

Level 3 — Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2008, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
		(Dollars in thousands)
LIABILITIES

Long-term liabilities
Derivative instruments	$1,810		$1,810
Equity put option	22,683			$22,683

 The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments. The Company’s derivative instrument liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts.  The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar assets and liabilities in active markets at the measurement date, as provided by sources independent from the Company

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put option and an equity call option. See further discussion within Note 5 of the Condensed Consolidated Financial Statements.  At September 30, 2008, the equity put option was valued using a binomial lattice models that incorporated assumptions including the business enterprise value at that date, and future estimates of volatility and EBITDA multiples based on available market data.  At June 30, 2008 the fair value of the equity put option was $24.8 million. The $2.0 million decrease in the fair value of the equity put option since June 30, 2008 relates to foreign currency translation and has been recorded in accumulated other comprehensive income in the September 30, 2008 balance sheet. The Company determined the equity call option to have no value at September 30, 2008.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

As indicated in Note 1 to the Consolidated Financial Statements, the aspects of SFAS No. 157 for which the effective date was deferred for one year (i.e., the Company’s first quarter fiscal year 2010) under FSP No. 157-2 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

4.             GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of September 30, 2008 and June 30, 2008:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2008	$668,799	$48,461	$153,733	$870,993
Goodwill acquired	24,064	(1,255)	537	23,346
Translation rate adjustments	(1,510)	(4,129)	—	(5,639)
Balance at September 30, 2008	$691,353	$43,077	$154,270	$888,700

Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations. For the three months ended September 30, 2008 the $1.3 million reduction to international goodwill related to the settlement of the escrow account on an acquisition that closed in September 2007.

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

We have experienced a decline in same-store sales which has negatively impacted our operating results during the three months ended September 30, 2008. The most significant decline in our same-store sales was within our Trade Secret concept, which is in the early stages of a strategy to improve the concept’s operating results by converting product assortment.  In addition, subsequent to September 30, 2008, the fair value of our stock has declined such that it began trading below book value per share.  Adverse changes in expected operating results, continuation of our stock trading below book value per share, and unfavorable changes in other economic factors will require us to reassess goodwill impairment prior to the third quarter of the fiscal year.

The table below presents other intangible assets as of September 30, 2008 and June 30, 2008:

	September 30, 2008			June 30, 2008
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$81,242	$(8,568)	$72,674	$81,407	$(8,072)	$73,335
Customer lists	52,045	(19,189)	32,856	51,316	(17,444)	33,872
Franchise agreements	27,165	(6,623)	20,542	27,115	(6,363)	20,752
Lease intangibles	14,951	(3,189)	11,762	14,771	(2,887)	11,884
Non-compete agreements	772	(637)	135	785	(631)	154
Other	7,394	(3,241)	4,153	7,974	(3,680)	4,294
	$183,569	$(41,447)	$142,122	$183,368	$(39,077)	$144,291

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

	Weighted Average
	Amortization Period
	(In years)
	September 30, 2008	June 30, 2008
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	21
Lease intangibles	20	20
Non-compete agreements	5	5
Other	18	17
Total	26	26

Total amortization expense related to amortizable intangible assets was approximately $2.5 and $2.9 million during the three months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2009 (Remainder: nine-month period)	$7,849
2010	10,150
2011	9,915
2012	9,677
2013	9,419

5.             ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the three months ended September 30, 2008 and 2007, the Company made numerous salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2008 and 2007 and the allocation of the purchase prices were as follows:

	For the Three Months Ended September 30,
Allocation of Purchase Prices	2008	2007
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$30,987	$35,475
Deferred purchase price	75	281
	$31,062	$35,756
Allocation of the purchase price:
Current assets	$1,490	$1,589
Property and equipment	3,890	4,547
Goodwill	25,320	26,688
Identifiable intangible assets	770	4,324
Other long-term assets	—	1,621
Accounts payable and accrued expenses	(288)	(2,970)
Other noncurrent liabilities	(120)	(43)
	$31,062	$35,756

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is non-deductible for tax purposes. Goodwill generated in certain acquisitions is not deductible for tax purposes due to the acquisition structure of the transaction.

During the three months ended September 30, 2008 and 2007, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of September 30, 2008 and June 30, 2008:

	September 30, 2008	June 30, 2008
	(Dollars in thousands)
Provalliance	$110,104	$119,353
Empire Education Group, Inc.	109,181	109,307
Intelligent Nutrients, LLC	7,776	5,657
MY Style	13,233	7,756
Hair Club for Men, Ltd.	5,029	5,029
	$245,323	$247,102

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,400 company-owned and franchise salons as of September 30, 2008.

The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018.  The acquisition price is determined based on the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period which is intended to approximate fair value.  The estimated fair value of the Equity Put has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the fair value of the Equity Put in future periods, will be recorded in the Company’s consolidated statement of operations. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

The Company’s investment in Provalliance is accounted for under the equity method of accounting. During the three month period ended September 30, 2008, the Company recorded $1.0 million of equity in income related to its investment in Provalliance. The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

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

As of September 30, 2008 the Company has loaned $36.4 million to EEG. During the three months ended September 30, 2008 and 2007 the Company recorded $0.4 and $0.1 million of interest income, respectively, related to the loan.

The Company accounts for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. During the three months ended September 30, 2008 and 2007, the Company recorded ($0.1) and less than $0.1 million, respectively, of equity (loss)/earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loans.

Intelligent Nutrients LLC

The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s ownership percentage decreased from 50.0 percent to 49.0 percent during the Company’s 2008 fiscal year due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor.

Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. Additionally, a full line of professional hair care and personal care products is in development and is expected to be available by the end of calendar year 2008. These products will be offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. The Company’s investment in Intelligent Nutrients, LLC is accounted for under the equity method of accounting. During the three months ended September 30, 2008 and 2007 the Company recorded losses of $0.5 and $0.3 million, respectively. The Company completed $3.0 million of loans to Intelligent Nutrients, LLC in August 2008 of which $3.0 million was outstanding as of September 30, 2008. During the three months ended September 30, 2008, the Company recorded less than $0.1 million of interest income related to the loans. The exposure to loss related to the Company’s involvement with Intelligent Nutrients, LLC is the carrying value of the investment and the outstanding loans.

MY Style

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (My Style Note) for an aggregate amount of 1.3 billion JPY ($11.3 million USD). In September 2008, the Company advanced an additional 300 million JPY ($2.9 million USD) to Yamano Holding Corporation and extended the maturity date of the existing Exchangeable Note to September 2011.  In connection with the 300 million JPY advance the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the outstanding shares of MY Style. The exchangeable portion of the Exchangeable Note is recorded as an equity method investment as it is probable that the Company will exercise its right to exchange a portion of the note into equity of My Style.

As of September 30, 2008 the amount outstanding under the Exchangeable Note and My Style Note were $6.7 and $2.5 million, respectively.  As of September 30, 2008, $1.5 and $7.6 million are recorded in the condensed consolidated balance sheet as current assets and investment in affiliates and loans representing the outstanding principal of the notes. The notes are due in installments through May of  2012. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note and My Style Note during the quarters ended September 30, 2008 and 2007, respectively. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the investment and the outstanding notes.

Yamano Holding Corporation and the Company have an agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended September 30, 2008 and 2007 the Company recorded income of $0.3 and $0.5 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

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

6.            LEASE TERMINATION COSTS:

In July 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009.  Approximately 100 locations are regional mall based concepts, another 40 locations are strip center concepts and 20 locations are in the United Kingdom.  The timing of the closures is dependent on successfully completing lease termination agreements and is therefore subject to change.  The Company expects to offer employment to associates affected by such closings at nearby Regis-owned salons.  The decision is a result of a comprehensive evaluation of the Company’s salon portfolio, further continuing the Company’s initiatives to enhance profitability.

The Company anticipated the pre-tax charge for the store closings would total approximately $20 to $25 million.  This included approximately $4.5 million, of incremental non-cash asset write-downs which were recognized in the fourth quarter of fiscal year 2008.  The incremental non-cash asset write-down in the fourth quarter of fiscal year 2008 was $3.4 million for the North America reportable segment and $1.1 million for the International reportable segment.  The balance of approximately $15 to $20 million was related to the original estimate of lease termination costs that were expected to be recognized primarily in fiscal year 2009.

As of September 30, 2008, 21 stores ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to September 30, 2008.  The 21 stores were within the North America reportable segment, no stores within the International segment have ceased using the right to use the leased property. Lease termination costs are presented as a separate line item in the Consolidated Statement of Operations.  As lease settlements are negotiated the Company has found that the lessors are willing to negotiate rent reductions which has allowed the Company to keep operating certain stores.  As a result, the Company expects that the number of stores to be closed will be less than the 160 stores originally communicated and reducing the estimated lease termination costs of  $15 to $20 million to approximately $6 million.

Lease termination costs represent either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The transactions reflected in the accrual for lease termination costs are as follows:

For the Three Months Ended September 30, 2008
(Dollars in thousands)
Balance at July 1, 2008	$—
Provision for lease termination costs:
Provisions associated with store closings	1,173
Change in assumptions about lease terminations and sublease income	—
Cash payments	(695)
Balance at September 30, 2008	$478

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

9.             INCOME TAXES:

The reported effective income tax rate was 38.6 percent and 35.8 percent for the three months ended September 30, 2008 and 2007, respectively. The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	For the Three Months Ended September 30,
Tax Rate Reconciliation	2008	2007
U.S. statutory tax rate	35.0%	35.0%
Adjustments resulting from:
State income taxes, net of federal income tax benefit	5.9	3.8
Foreign income taxes at other than U.S. rates	(1.4)	(3.3)
Work Opportunity Tax Credits and Jobs Tax Credits, net	(2.4)	(1.8)
Other, net	1.5	2.1
Effective income tax rate	38.6%	35.8%

The effective income tax rate for the three months ended September 30, 2008 was negatively impacted by the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group in January 2008. In addition, new state taxes in Texas, Michigan, and other states have increased the effective tax rate for the three months ended September 30, 2008. The increase in the effective tax rate for the three months ended September 30, 2008 was partially offset by Work Opportunity and Welfare-to-Work tax credits.

The effective income tax rate during the three months ended September 30, 2007 of 35.8 percent was adversely affected by the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48).

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended September 30, 2008.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

10.          SEGMENT INFORMATION:

As of September 30, 2008, the company owned, franchised, or held ownership interests in over 13,600 worldwide locations. The Company’s locations consisted of 10,299 North American salons (located in the United States, Canada and Puerto Rico), 468 international salons, 94 hair restoration centers and approximately 2,700 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through six primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar economic characteristics. The salons share interdependencies and a common support base.

The Company operates its international salon operations, primarily in the United Kingdom, through four primary concepts: Regis, Supercuts, Trade Secret, and Sassoon salons. Consistent with the North American concepts, the international concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the international salon concepts are company-owned and are located in malls, leading department stores, and high-street locations  Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

The Company’s company-owned and franchise hair restoration centers are located in the United States and Canada. The Company’s hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer. Hair restoration centers are located primarily in office and professional buildings within larger metropolitan areas.

Based on the way the Company manages its business, it has reported its North American salons, International salons and hair restoration centers as three separate reportable segments.

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	September 30, 2008	June 30, 2008
	(Dollars in thousands)
North American salons	$1,220,365	$1,249,827
International salons	110,127	120,443
Hair restoration centers	285,892	284,898
Unallocated corporate	656,677	580,703
Consolidated	$2,273,061	$2,235,871

	For the Three Months Ended September 30, 2008
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$426,631	$35,399	$16,087	$—	$478,117
Product	159,883	13,049	18,421	—	191,353
Royalties and fees	10,160	—	639	—	10,799
	596,674	48,448	35,147	—	680,269
Operating expenses:
Cost of service	247,488	18,750	8,672	—	274,910
Cost of product	87,238	7,025	5,679	—	99,942
Site operating expenses	49,758	2,645	1,418	—	53,821
General and administrative	37,099	4,167	8,704	33,323	83,293
Rent	89,969	12,347	2,052	507	104,875
Lease termination costs	1,173	—	—	—	1,173
Depreciation and amortization	21,883	1,816	2,704	4,557	30,960
Total operating expenses	534,608	46,750	29,229	38,387	648,974

Operating income (loss)	62,066	1,698	5,918	(38,387)	31,295

Other income (expense):
Interest expense	—	—	—	(10,278)	(10,278)
Interest income and other, net	—	—	—	1,760	1,760
Income (loss) before income taxes and equity in income of affiliated companies	$62,066	$1,698	$5,918	$(46,905)	$22,777

	For the Three Months Ended September 30, 2007(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$407,139	$38,429	$14,150	$—	$459,718
Product	154,833	15,293	16,656	—	186,782
Royalties and fees	10,149	9,559	1,317	—	21,025
	572,121	63,281	32,123	—	667,525
Operating expenses:
Cost of service	234,888	20,421	7,751	—	263,060
Cost of product	80,633	8,611	4,833	—	94,077
Site operating expenses	49,208	3,207	1,270	—	53,685
General and administrative	32,994	11,814	7,159	34,385	86,352
Rent	82,996	12,629	1,657	481	97,763
Depreciation and amortization	21,895	2,459	2,497	4,731	31,582
Total operating expenses	502,614	59,141	25,167	39,597	626,519

Operating income (loss)	69,507	4,140	6,956	(39,597)	41,006

Other income (expense):
Interest expense	—	—	—	(10,578)	(10,578)
Interest income and other, net	—	—	—	2,155	2,155
Income (loss) before income taxes and equity in loss of affiliated companies	$69,507	$4,140	$6,956	$(48,020)	$32,583

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

11.          SUBSEQUENT EVENTS:

On October 3, 2008, the Company completed an $85 million term loan that matures in July 2012.  The monthly interest payments are based on a one-month LIBOR rate plus a 1.75% spread.  The term loan includes customary financial covenants including a leverage ratio, fixed charge coverage ratio and minimum net equity test.  The Company used the proceeds from the term loan to pay down the Company’s revolving credit facility.  In connection with the term loan, the Company completed two $20.0 million floating to fixed swaps that are effective November 3, 2008 and mature in July 2011.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2008 and the related condensed consolidated statements of operations and of cash flows for each of the three month periods ended September 30, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 3 to the Condensed Consolidated Financial Statements, Regis Corporation changed the manner it which it measures fair value for certain assets and liabilities effective July 1, 2008.  As discussed in Note 9 to the Condensed Consolidated Financial Statements, Regis Corporation changed the manner in which it accounts for unrecognized income tax benefits effective July 1, 2007.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2008, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2008, we expressed an unqualified opinions on those financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2008, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 10, 2008

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of September 30, 2008, we owned, franchised or held ownership interests in over 13,600 worldwide locations. Our locations consisted of 10,767 system wide North American and International salons, 94 hair restoration centers and approximately 2,700 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 10,299 salons, including 2,095 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our International salon operations include 468 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 94 North American locations, including 33 franchise locations. As of September 30, 2008, we had approximately 65,000 corporate employees worldwide.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of September 30, 2008, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. This transaction leverages EEG’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. The combined Empire Education Group, Inc. includes 87 accredited cosmetology schools with annual revenues of approximately $130 million. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. This transaction is expected to create significant growth opportunities for Europe’s salon brands. The Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. Provalliance operates over 2,400 company-owned and franchise salons.

On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owns and operates PureBeauty and BeautyFirst salons. CCI is now accounted for as a wholly-owned subsidiary of the Company. Prior to the acquisition, the Company held a 19.9 percent interest in the voting common stock of CCI which was accounted for under the equity method of accounting. Since the acquisition of CCI, the Company transformed 15 Trade Secret locations to PureBeauty locations and constructed two PureBeauty locations. Future transformations will depend on the success of initial transformations.

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

Maintaining financial flexibility is a key element in continuing our successful growth. In the current credit crisis economic environment, the Company maintains its position to access financing as the Company continues to have a predictable business model, strong operating cash flow and balance sheet.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2008. However, the continued global economic downturn and credit crisis have negatively impacted our operating results in the quarter ended September 30, 2008. Accordingly we are taking immediate steps to reduce debt and interest expense by repatriating cash from foreign locations to the United States, reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing overhead. We believe these steps should help us continue to be in compliance with our financial debt covenants provided same store sale results do not decline below the results we experienced during the period ended September 30, 2008.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2009, our outlook for constructed salons is between 175 and 200 units, and we expect to add between 350 and 370 net locations through a combination of organic, acquisition and franchise growth. Capital expenditures in fiscal year 2009, excluding acquisition expenditures which are currently budgeted for $55.0 million, are projected to be approximately $75.0 million.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Each fiscal year, we anticipate building several hundred company-owned salons. We anticipate our franchisees will open approximately 100 to 125 salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current economic cycles (i.e., lengthening of customer visitation patterns), we project our annual fiscal year 2009 consolidated same-store sales to be in the range of negative 1.0 to positive 1.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to September 30, 2008, we acquired 7,952 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our organic growth plans for hair restoration include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for our customers, hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers. Our growth expectations for our hair restoration business are not dependent on referral business from, or cross marketing with, our hair salon business, but these concepts are continually evaluated closely for additional growth opportunities.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2008 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2008 Annual Report on Form 10-K. Other than the valuation of goodwill, there were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2008.

Goodwill:

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, we perform our impairment analysis of goodwill during the third quarter of each fiscal year in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142).  Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.  Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method.  We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides.

We have experienced a decline in same-store sales which has negatively impacted our operating results during the three months ended September 30, 2008. The most significant decline in our same-store sales was within our Trade Secret concept, which is in the early stages of a strategy to improve the concept’s operating results by converting product assortment.  In addition, subsequent to September 30, 2008, the fair value of our stock has declined such that it began trading below book value per share.  Adverse changes in expected operating results, continuation of our stock trading below book value per share, and unfavorable changes in other economic factors will require us to reassess goodwill impairment prior to the third quarter of the fiscal year.

As of September 30, 2008, we do not believe a triggering event under SFAS No. 142 requiring an assessment of goodwill impairment has occurred.  Although the most significant decline in our same-store sales was within our Trade Secret concept, we are in the process of revising our transformation strategy.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

•                  Revenues increased 1.9 percent to $680.3 million, primarily related to built and acquired locations and consolidated same-store sales decreased 1.6 percent during the three months ended September 30, 2008.

•                  During the three months ended September 30, 2008, we acquired 108 corporate locations, including 82 franchise location buybacks (two of which were hair restoration centers). We built 52 corporate locations and closed, converted or relocated 68 locations. Our franchisees constructed 29 locations and closed, sold back to us, converted or relocated 97 locations during the three months ended September 30, 2008. As of September 30, 2008, we had

8,672 company-owned locations, 2,095 franchise locations and 94 hair restoration centers (61 company-owned and 33 franchise locations).

•                  Lease termination costs of $1.2 million were incurred as a result of 21 stores that ceased using the right to use the leased property or negotiated a lease termination agreement in connection with the Company’s planned closure of up to 160 underperforming company-owned salons.

•                  Trade Secret transformation costs of $2.7 million related to the conversion of existing Trade Secret locations to PureBeauty locations during the three months ended September 30, 2008.

•                  Product margins have decreased 180 basis points compared to the three months ended September 30, 2007 due to the fiscal year 2008 acquisitions of PureBeauty and Beauty Supply Outlet, negative payroll leverage at our Trade Secret salons, and increased sales of promotional products.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2008	2007
Service revenues	70.3%	68.9%
Product revenues	28.1	28.0
Franchise royalties and fees	1.6	3.1
Operating expenses:
Cost of service (1)	57.5	57.2
Cost of product (2)	52.2	50.4
Site operating expenses	7.9	8.0
General and administrative	12.2	12.9
Rent	15.4	14.6
Lease termination costs	0.2	—
Depreciation and amortization	4.6	4.7

Operating income	4.6	6.1
Income before income taxes	3.3	4.9
Income taxes	1.3	1.7
Equity in affiliates	0.1	0.1
Net income	2.1	3.1

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues increased 1.9 percent to $680.3 million during the three months ended September 30, 2008. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
North American salons:
Regis	$122,225	$127,487
MasterCuts	43,431	43,589
Trade Secret(1)	66,837	60,305
SmartStyle	131,256	122,103
Strip Centers(1)	232,925	213,079
Other(2)	—	5,558
Total North American salons	596,674	572,121
International salons(1)(3)	48,448	63,281
Hair restoration centers(1)	35,147	32,123
Consolidated revenues	$680,269	$667,525
Percent change from prior year	1.9%	4.4%
Salon same-store sales (decrease) increase(4)	(1.6)%	0.9%

The percent changes in consolidated revenues during the three months ended September 30, 2008 and 2007, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2008	2007
Acquisitions (previous twelve months)	6.2%	3.2%
Organic	(1.7)	3.6
Foreign currency	(0.2)	1.0
Franchise revenues(3)	(1.5)	0.1
Closed salons(2)(3)	(0.9)	(3.5)
	1.9%	4.4%

(1)

Includes aggregate franchise royalties and fees of $10.8 and $21.0 million for the three months ended September 30, 2008 and 2007, respectively. North American salon franchise royalties and fees represented 94.1 and 48.3 percent of total franchise revenues in the three months ended September 30, 2008 and 2007, respectively. The decrease in aggregate franchise, royalties, and fees and increase in North American salon franchise royalties and fees as a percent of total franchise revenues for the three months ended September 30, 2008 is a result of the deconsolidation of the Company’s European franchise salon operations.

(2)

On August 1, 2007, the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three months ended September 30, 2007, the accredited cosmetology schools generated revenue of $5.6 million, respectively, which represented 0.8 percent of consolidated revenues.

(3)

On January 31, 2008, the Company deconsolidated the results of operations of its European franchise salon operations. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three months ended September 30, 2007 the European franchise salon operations generated revenue of $14.5 million which represented 2.2 percent of consolidated revenues.

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

We acquired 449 salons (including 172 franchise salon buybacks and seven hair restoration centers) during the twelve months ended September 30, 2008. The organic growth was due to the construction of 292 company-owned salons during the twelve months ended September 30, 2008. We closed 234 salons (including 95 franchise salons) during the twelve months ended September 30, 2008.

During the three months ended September 30, 2008 the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and Euro, offset by the strengthening of United States dollar against the British pound, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

During the twelve months ended September 30, 2007, we acquired 361 salons (including 115 franchise salon buybacks) and three hair restoration centers. The organic growth stemmed from the construction of 376 company-owned salons during the twelve months ended September 30, 2007.  We closed 307 salons (including 162 franchise salons) during the twelve months ended September 30, 2007.

During the three months ended September 30, 2007, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three months ended September 30, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$478,117	$18,399	4.0%
2007	459,718	25,166	5.8

The growth in service revenues during the three months ended September 30, 2008 was driven primarily by acquisitions. Consolidated same-store service sales increased 0.4 percent during the three months ended September 30, 2008, as compared to an increase of 2.3 percent for the three months ended September 30, 2007. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007. In addition, hurricanes Gustav and Ike that hit the United States during the three months ended September 30, 2008 negatively impacted 250 of the Company’s salons.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three months ended September 30, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$191,353	$4,571	2.4%
2007	186,782	1,857	1.0

The growth in product revenues during the three months ended September 30, 2008 was primarily due to acquisitions, offset by same-store product sales decreases of 6.6 percent. This increase in negative same-store sales is due to the continued decline in the global economic condition and the continued trend of product diversion and increased appeal of mass retail hair care lines by the consumer.

The growth in product revenues during the three months ended September 30, 2007 was primarily due to acquisitions. Consolidated same-store product sales decreased 2.5 percent during the three months ended September 30, 2007, as compared to a decrease of 1.4 percent during the comparable prior period. Growth during the three months ended September 30, 2007 was not as robust as compared to the comparable prior period due to product diversion and increased appeal of mass retail hair care lines by the consumer.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three months ended September 30, 2008 and 2007 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2008	$10,799	$(10,226)	(48.6)%
2007	21,025	1,259	6.4

Total franchise locations open at September 30, 2008 were 2,128, including 33 franchise hair restoration centers, as compared to 3,793, including 40 franchise hair restoration centers, at September 30, 2007. We purchased 172 of our franchise salons and 7 franchise hair restoration centers during the twelve months ended September 30, 2008. The decrease in consolidated franchise revenues during the three month period ended September 30, 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

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

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three months ended September 30, 2008 and 2007 was as follows:

	Gross	Margin as % of Service and	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$294,618	44.0%	$5,255	1.8%	(80)
2007	289,363	44.8	9,640	3.4	(40)

(1)   Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three months ended September 30, 2008 and 2007 was as follows:

	Service	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$203,207	42.5%	$6,549	3.3%	(30)
2007	196,658	42.8	7,631	4.0	(70)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2008 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues, which accounted for 10 of the total 30 basis point decrease. Also contributing to the basis point decrease was negative payroll leverage due to hurricanes Gustav and Ike, and recent salon acquisitions, which have higher cost payroll plans, accounted for 20 of the total 30 basis point decrease.

The basis point decrease in service margins as a percent of service revenues during the three months ended September 30, 2007 was primarily due to a reclassification change made during the quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. These retail-to-shop transfers amount to approximately $1.0 million each quarter. This reclassification accounted for 30 basis points of the total 70 basis point deterioration and had no impact on total gross margin. The deterioration was also due to the absence of the beauty school segment service revenue from consolidated service revenues (10 basis points), an increase in North America service payroll costs related to recent salon acquisitions (10 basis points) and an increase in international service costs (10 basis points).

Product Margin (Excluding Depreciation).  Product margin for the three months ended September 30, 2008 and 2007 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$91,411	47.8%	$(1,294)	(1.4)%	(180)
2007	92,705	49.6	2,009	2.2	60

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in product margin as a percent of product revenues during the three months ended September 30, 2008 was primarily due to the acquisition of PureBeauty and Beauty Supply Outlet (120 basis points). These businesses have a number of franchise units and we in turn sell retail product to the owners at a lower average margin. In addition, PureBeauty has lower average retail margins due to their product assortment. The decrease was also due to negative payroll leverage at our Trade Secret salons (85 basis points) primarily related to negative same-store retail sales of 16.3 percent and an increase in consumers’ preference to purchase promotional products (65 basis points).

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

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2008 and 2007 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$53,821	7.9%	$136	0.3%	(10)
2007	53,685	8.0	(2,121)	(3.8)	(70)

(1)   Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to the result of cost savings initiatives we have implemented throughout the past year.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three months ended September 30, 2008 and 2007 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$83,293	12.2%	$(3,059)	(3.5)%	(70)
2007	86,352	12.9	8,399	10.8	70

(1)   Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to deconsolidation of the European franchise salon operations (90 basis points), partially offset by Trade Secret transformation costs (20 basis points).

The basis point deterioration in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2007 was primarily due to planned increases in salon-level collateral expenditures as well as increases in professional fees and promotional hair restoration advertising.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2008 and 2007, was as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$104,875	15.4%	$7,112	7.3%	80
2007	97,763	14.6	5,591	6.1	20

(1)   Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2008 was primarily due rent expense increasing at a faster rate than location same-store sales and the deconsolidation of the schools and European franchise salon operations.

The basis point deterioration in rent expense as a percent of consolidated revenues during the three months ended September 30, 2007 was primarily due to negative leverage in this fixed cost category, as salon rents are increasing at a slightly faster rate than our overall same-store sales.

Lease Termination Costs

Lease termination costs for the three months ended September 30, 2008 and 2007 were as follows:

	Lease	Expense as %
	Termination	of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
(Dollars in thousands)
2008	$1,173	0.2%	$1,173	100%	20
2007	—	—	—	—	—

(1)   Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The lease termination costs are associated with the Company’s plan to close up to 160 underperforming company-owned salons in fiscal year 2009. During the three months ended September 30, 2008 we closed 16 salons and entered into termination agreements for another five salons. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2008 and 2007 was as follows:

		Expense as %
		of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$30,960	4.6%	$(622)	(2.0)%	(10)
2007	31,582	4.7	2,040	6.9	10

(1)   Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in D&A as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to the $4.5 million write off of fixed assets recorded in fiscal year 2008 related to the Company’s decision to close up to 160 underperforming company-owned salons. The resulting rate improvement for the three months ended September 30, 2008 relates to no longer depreciating the assets that were subject to the fixed asset write off.

The basis point deterioration in D&A as a percent of consolidated revenues during the three months ended September 30, 2007 was primarily due to D&A expense increasing at a faster rate than location same-store sales.

Interest

Interest expense for the three months ended September 30, 2008 and 2007 was as follows:

		Expense as% of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$10,278	1.5%	$(300)	(2.8)%	(10)
2007	10,578	1.6	740	7.5	10

(1)   Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in interest expense as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to decreased borrowing rates.

The basis point increase in interest expense as a percent of consolidated revenues during the three months ended September 30, 2007 was primarily due to increased debt levels used to fund customary acquisitions and investments.

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three months ended September 30, 2008 and 2007, was as follows:

	Equity in	Income (Loss) as% of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Earnings	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$492	0.1%	$826	147.3%	20
2007	(334)	(0.1)	(334)	(100.0)	(10)

(1)   Represents the basis point change in equity in income (loss) of affiliates as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

This income relates to our equity investments in Empire Education Group, Inc. (EEG), Provalliance, and other equity method investments as detailed in Note 5 to the Condensed Consolidated Financial Statements.

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2008 and 2007 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	Increase
2008	38.6%	280
2007	35.8	180

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2008 was due primarily to the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group in January 2008. In addition, new state taxes in Texas, Michigan, and other states have increased the effective tax rate for the three months ended September 30, 2008. The increase in the effective tax rate for the three months ended September 30, 2008 was partially offset by Work Opportunity and Welfare-to-Work tax credits.

The basis point increase in our overall effective tax rate during the three months ended September 30, 2007 was due to a favorable ruling from the IRS we received during the three months ended September 30, 2006 which did not recur during the three months ended September 30, 2007. The favorable tax benefit had an impact on the tax rate of approximately 180 basis points for the three months ended September 30, 2006. The effective income tax rate during the three months ended September 30, 2007 of 35.8 percent was adversely affected by the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109 (FIN 48).

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.  During the three months ended September 30, 2008, foreign currency translation had an unfavorable impact on consolidated revenues due to the strengthening of the United States dollar against the British pound, partially offset by the weakening of United States dollar against the Canadian dollar and Euro, as compared to the exchange rates for the comparable prior period. During the three months ended September 30, 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Canadian dollar	$665	$2,083	$103	$368
British pound	(2,457)	3,476	(53)	145
Euro	210	1,217	134	170
Total	$(1,582)	$6,776	$184	$683

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, International salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three months ended September 30, 2008 and 2007 were as follows:

				Same-Store Sales
		Increase Over Prior Fiscal Year		Increase
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2008	$596,674	$24,553	4.3%	(1.6)%
2007	572,121	37,215	7.0	0.9

The percentage increases (decreases) during the three months ended September 30, 2008 and 2007 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2008	2007
Acquisitions (previous twelve months)	6.4%	3.5%
Organic	(1.7)	3.4
Foreign currency	0.1	0.4
Franchise revenues	—	0.1
Closed salons	(0.5)	(0.4)
	4.3%	7.0%

We acquired 449 North American salons during the twelve months ended September 30, 2008, including 172 franchise buybacks. The decline in organic growth was the result of same-store sales decrease of 1.6 percent for the three months ended September 30, 2008 and the deconsolidation of EEG on August 1, 2007.

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

North American Salon Operating Income.  Operating income for the North American salons for the three months ended September 30, 2008 and 2007 was as follows:

		Operating Income as % of
	Operating	Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$62,066	10.4%	$(7,441)	(10.7)%	(170)
2007	69,507	12.1	861	1.3	(70)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2008 was primarily due to lower operating margins related to recent acquisitions, negative payroll leverage at our Trade Secret salons, consumers’ preference to purchase promotional products, lease termination costs associated with the Company’s plan to close up to 160 underperforming company-owned salons in fiscal year 2009 and Trade Secret transformation costs.

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

International Salons

On January 31, 2008 the Company merged its continental European franchise salon operations with the Franck Provost Salon Group for a 30.0 percent interest in Provalliance. The Company’s investment in Provalliance is accounted for under the equity method of accounting and the results of operations of our European franchise salon operations were deconsolidated.  As a result of the deconsolidation, International salon revenue and International salon operating income for the first two quarters of fiscal year 2009 will be negatively impacted.

International Salon Revenues.  Total International salon revenues for the three months ended September 30, 2008 and 2007 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2008	$48,448	$(14,833)	(23.4)%	(3.3)%
2007	63,281	7,406	13.3	(3.8)

The percentage increases (decreases) during the three months ended September 30, 2008 and 2007 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2008	2007
Acquisitions (previous twelve months)	4.2%	0.9%
Organic	(3.1)	5.4
Foreign currency	(3.6)	8.1
Franchise revenues	(15.1)	0.2
Closed salons	(5.8)	(1.3)
	(23.4)%	13.3%

Growth related to acquisitions relates to acquisitions completed during the three months ended September 30, 2007, as these salons will not be a component of organic growth until the three months ended December 31, 2008. We did not acquire any international salons during the twelve months ended September 30, 2008. The decrease in organic growth was primarily due to the same-store sales decrease of 3.3 percent during the three months ended September 30, 2008. The foreign currency impact during the three months ended September 30, 2008 was driven by the weakening of the United States dollar against the British pound and the strengthening of the United States dollar against the Euro as compared to the comparable prior period. The decrease in franchise revenues and closed salons was due to the merger of our continental European franchise salon operations with the Franck Provost Salon Group on January 31, 2008.

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

International Salon Operating Income.  Operating income for the international salons for the three months ended September 30, 2008 and 2007 was as follows:

		Operating Income as % of
	Operating	Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$1,698	3.5%	$(2,442)	(59.0)%	(300)
2007	4,140	6.5	(374)	(8.3)	(160)

(1)          Represents the basis point change in International salon operating income as a percent of International salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three months ended September 30, 2008 was primarily due to the deconsolidation of our European franchise salon operations and negative same-store sales.

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

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three months ended September 30, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2008	$35,147	$3,024	9.4%	1.2%
2007	32,123	3,026	10.4	8.2

The percentage increases (decreases) during the three months ended September 30, 2008 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2008	2007
Acquisitions (previous twelve months)	10.8%	3.6%
Organic	0.7	6.5
Franchise revenues	(2.1)	0.3
	9.4%	10.4%

We acquired 7 hair restoration centers through franchise buybacks during the twelve months ended September 30, 2008. Hair restoration revenue from acquisitions increased 10.8 percent primarily due to these franchise buybacks during the twelve months ended September 30, 2008. Franchise revenues decreased due to the reduction in franchise centers.

We acquired three hair restoration centers during the twelve months ended September 30, 2007, including two franchise buybacks. The increase in hair restoration revenues was due to strong recurring and new customer revenues and increases in hair transplant management fees.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three months ended September 30, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2008	$5,918	16.8%	$(1,038)	(14.9)%	(490)
2007	6,956	21.7	1,021	17.2	130

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended September 30, 2008 relates to higher legal costs and financial due diligence associated with a terminated potential acquisition, a planned increase in the cost of hair systems, and the lower operating margins on newly constructed and acquired centers.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	Increase (Decrease) (1)
September 30, 2008	45.3%	140
June 30, 2008	43.9	(20)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The increase in the debt to capitalization ratio as of September 30, 2008 compared to June 30, 2008 was primarily due to increased debt levels stemming from acquisitions and capital expenditures made during the three months ended September 30, 2008 and the foreign currency translation that decreased shareholders’ equity.

The basis point increase in the debt to capitalization ratio during the twelve months ended June 30, 2008 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2008.

Total assets at September 30, 2008 and June 30, 2008 were as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2008	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$2,273,061	$2,235,871	$37,190	1.7%

(1)          Change as compared to prior fiscal year end (June 30).

Acquisitions and increases in inventory levels due to the planned holiday season build-up and to support the transition of the PureBeauty operations to the Company’s distribution network caused the increase in total assets as of September 30, 2008 compared to June 30, 2008.

Total shareholders’ equity at September 30, 2008 and June 30, 2008 was as follows:

	September 30,	June 30,	$ Decrease Over	% Decrease Over
	2008	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$973,871	$976,186	$(2,135)	(0.2)%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2008, equity decreased primarily as a result of foreign currency translation and dividends, partially offset from earnings during the three months ended September 30, 2008.

Cash Flows

Operating Activities

Net cash provided by operating activities was $27.8 and $24.6 million during the three months ended September 30, 2008 and 2007, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2008	2007
	(Dollars in thousands)
Net income	$14,486	$20,599
Depreciation and amortization	30,960	31,582
Deferred income taxes	586	1,640
Receivables	(677)	(1,981)
Inventories	(29,319)	(16,654)
Other current assets	1,024	(12,607)
Accounts payable and accrued expenses	9,708	(476)
Other non-current liabilities	458	3,289
Other	577	(818)
	$27,803	$24,574

During the three months ended September 30, 2008, cash provided by operating activities was higher than in the corresponding period of the prior fiscal year primarily related to a decrease in prepaid expenses, primarily income taxes and rent, partially offset by the increase in inventory and accounts payable and accrued expenses related to the holiday build up and PureBeauty transition.

Investing Activities

Net cash used in investing activities was $60.9 and $79.6 million during the three months ended September 30, 2008 and 2007, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2008	2007
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(11,689)	$(10,880)
Capital expenditures for the corporate office (including all technology-related expenditures)	(6,143)	(4,795)
Capital expenditures for new salon construction	(6,143)	(6,714)
Proceeds from sale of assets	10	10
Business and salon acquisitions	(30,987)	(35,475)
Loans and investments, net	(5,971)	(14,500)
Cash portion of beauty school assets contributed	—	(7,254)
	$(60,923)	$(79,608)

During the three months ended September 30, 2008 cash used by investing activities was lower than in the corresponding period of the prior fiscal year primarily due to the Company investing and lending $8.5 million less to equity method investments and $4.5 million less in cash paid for business and salon acquisitions.  In addition, during the three months ended September 30, 2007, there was a $7.3 million cash contribution to EEG associated with 51 contributed accredited cosmetology schools.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2008		For the Three Months Ended September 30, 2007
	Constructed	Acquired	Constructed	Acquired
Regis Salons	3	23	5	—
MasterCuts	9	—	3	—
Trade Secret	6	—	4	2
SmartStyle	17	—	46	—
Strip Centers	17	3	23	5
International	—	—	4	25
	52	26	85	32

Financing Activities

Net cash provided by financing activities was $35.1 and $10.2 million during the three months ended September 30, 2008 and 2007, respectively, was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2008	2007
	(Dollars in thousands)
Net borrowings (payments) on revolving credit facilities	$47,100	$(30,400)
Net (repayments) proceeds of long-term debt	(9,367)	36,576
Proceeds from the issuance of common stock	2,291	698
Excess tax benefits from stock-based compensation plans	280	1
Dividend paid	(1,725)	(1,767)
Other	(3,507)	5,090
	$35,072	$10,198

During the three months ended September 30, 2008, the net borrowings on revolving credit facilities and long-term debt were primarily used to fund loans and acquisitions during the three months ended September 30, 2008. Acquisitions funded are discussed in the paragraph below and in Note 5 to the Condensed Consolidated Financial Statements.

Acquisitions

The acquisitions during the three months ended September 30, 2008 consisted of 82 franchise buybacks and 26 acquired corporate salons. The acquisitions during the three months ended September 30, 2007 consisted of 59 franchise buybacks, including a franchisor of product - focused salons which operates 42 franchise locations, and 32 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three months ended September 30, 2008.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

On October 3, 2008, we completed an $85 million term loan that matures in July 2012.  The proceeds from the term loan were used to pay down the revolving credit facility, allowing for additional availability on the revolving credit facility if needed in the future.  In the current economic environment, we maintain our strong position to access financing as we continue to have a predictable business model, strong operating cash flow and balance sheet.  See further discussion of the term loan within Note 11 of the Condensed Consolidated Financial Statements.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2008. However, the continued global economic downtown and credit crisis have negatively impacted our operating results in the quarter ended September 30, 2008.  Accordingly we are taking immediate steps to reduce debt and interest expense by repatriating cash from foreign locations to the United States, reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing overhead. We believe these steps should help us continue to be in compliance with our financial debt covenants provided same store sale results do not decline below the results we experienced during the period ended September 30, 2008.

Dividends

We paid dividends of $0.04 per share during the three months ended September 30, 2008 and 2007. On October 24, 2008, our Board of Directors declared a $0.04 per share quarterly dividend payable November 20, 2008 to shareholders of record on November 6, 2008.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, and price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability to integrate the acquired business; the ability of the company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including $0.2 and $0.3 million related to the fair value swaps at September 30, 2008 and June 30, 2008, respectively, the Company had the following outstanding debt balances:

	September 30,	June 30,
	2008	2008
	(Dollars in thousands)
Fixed rate debt	$570,996	$525,647
Floating rate debt	236,200	239,100
	$807,196	$764,747

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2008 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2008.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2008. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

Changes in Internal Controls

Based on management’s most recent evaluation of the Company’s internal control over financial reporting, management determined that there were no changes in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter.

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

If we continue to have negative same store sales our business and results of operations may be affected.

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins.  A variety of factors affect comparable same store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions.  These factors may cause our comparable same store sales results to differ materially from prior periods and from our expectations.  Our comparable same store sales results for the three months ended September 30, 2008 declined 1.6 percent compared to the three months ended September 30, 2007.

If we are unable to improve our comparable same store sales or offset the impact with operational savings, our financial results may be affected.  Furthermore, continued decline in same store sales performance may cause us to be in default of certain covenants in our financing arrangements.

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

With approximately 13,600 locations and approximately 65,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We have experienced a decline in same-store sales in the Trade Secret concept during the three months ended September 30, 2008.  If we are not able to execute the strategy described above, our comparable store sales and operating results may be adversely affected and could result in goodwill impairment in fiscal year 2009.

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

We may not be able to achieve the anticipated cost savings related to our approved plan to close up to 160 stores in fiscal year 2009.

In July of 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. The timing and costs of lease terminations and other costs associated with the salon closures may impact the Company’s ability to realize the cost savings anticipated from the Company’s approved plan. If we are unable to execute our store closures as planned, our operating results may be adversely affected.

Changes to interest rates and foreign currency exchange rates may impact our results from operations.

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. During fiscal year 2008, the National Association of Insurance Commissioners downgraded Regis’ private placement debt from investment-grade private placement to non-investment grade. The downgrade did not have any immediate effect on the private placement debt outstanding and corresponding interest rate. Any future non-investment grade private placement debt would result in a substantially higher interest rate.  The downgrade has no impact on the Company’s current revolving credit facility or its ability to secure future bank borrowings. See discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s June 30, 2008 Annual Report on Form 10-K for additional information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders during the three months ended September 30, 2008.

Item 6.  Exhibits

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

REGIS CORPORATION

Date: November 10, 2008	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer