Form 10-Q
period 2008-12-31
REGIS CORP
filed 2009-02-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 6, 2009:

Common Stock, $.05 par value	43,213,321
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of December 31, 2008 and June 30, 2008
(In thousands, except share data)

	December 31, 2008	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$64,303	$127,627
Receivables, net	36,423	37,824
Inventories	194,459	212,468
Deferred income taxes	72,179	15,954
Other current assets	47,659	51,278
Total current assets	415,023	445,151

Property and equipment, net	415,270	481,851
Goodwill	759,751	870,993
Other intangibles, net	130,390	144,291
Investment in and loans to affiliates	232,157	247,102
Other assets	46,266	46,483

Total assets	$1,998,857	$2,235,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$151,952	$230,224
Accounts payable	77,037	69,693
Accrued expenses	195,231	207,605
Total current liabilities	424,220	507,522

Long-term debt and capital lease obligations	580,579	534,523
Other noncurrent liabilities	205,202	217,640
Total liabilities	1,210,001	1,259,685
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 43,213,321 and 43,070,927 common shares at December 31, 2008 and June 30, 2008, respectively	2,160	2,153
Additional paid-in capital	150,363	143,265
Accumulated other comprehensive income	39,757	101,973
Retained earnings	596,576	728,795

Total shareholders’ equity	788,856	976,186

Total liabilities and shareholders’ equity	$1,998,857	$2,235,871

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the three months ended December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Revenues:
Service	$445,078	$450,851
Product	132,774	142,256
Royalties and fees	9,574	21,559
	587,426	614,666
Operating expenses:
Cost of service	256,838	259,402
Cost of product	65,078	69,036
Site operating expenses	47,620	44,079
General and administrative	72,531	83,060
Rent	81,981	89,191
Depreciation and amortization	27,519	28,254
Goodwill impairment	41,661	—
Lease termination costs	847	—
Total operating expenses	594,075	573,022

Operating (loss) income	(6,649)	41,644

Other income (expense):
Interest expense	(10,878)	(11,716)
Interest income and other, net	3,462	2,090

(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	(14,065)	32,018

Income taxes	(9,383)	(11,679)
Equity in (loss) income of affiliated companies, net of income taxes	(2,338)	386

(Loss) income from continuing operations	(25,786)	20,725

(Loss) income from discontinued operations, net of income taxes (Note 2)	(117,466)	1,831

Net (loss) income	$(143,252)	$22,556

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.60)	0.48
(Loss) income from discontinued operations, net of income taxes	(2.74)	0.04
Net (loss) income per share, basic	$(3.34)	$0.52

Diluted:
(Loss) income from continuing operations	(0.60)	0.47
(Loss) income from discontinued operations, net of income taxes	(2.74)	0.04
Net (loss) income per share, diluted	$(3.34)	$0.51

Weighted average common and common equivalent shares outstanding:
Basic	42,897	43,369
Diluted	42,897	43,915

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
for the six months ended December 31, 2008 and 2007

(In thousands, except per share data)

	2008	2007
Revenues:
Service	$914,113	$903,614
Product	266,957	275,916
Royalties and fees	19,885	42,466
	1,200,955	1,221,996
Operating expenses:
Cost of service	523,915	516,055
Cost of product	130,697	132,648
Site operating expenses	96,022	93,410
General and administrative	150,295	166,316
Rent	174,192	176,440
Depreciation and amortization	54,787	56,537
Goodwill impairment	41,661	—
Lease termination costs	1,998	—
Total operating expenses	1,173,567	1,141,406

Operating income	27,388	80,590

Other income (expense):
Interest expense	(21,098)	(22,229)
Interest income and other, net	5,197	4,245

Income from continuing operations before income taxes and equity in (loss) income of affiliated companies	11,487	62,606

Income taxes	(19,340)	(22,485)
Equity in (loss) income of affiliated companies, net of income taxes	(1,846)	52

(Loss) income from continuing operations	(9,699)	40,173

(Loss) income from discontinued operations, net of income taxes (Note 2)	(119,066)	2,982

Net (loss) income	$(128,765)	$43,155

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.23)	0.92
(Loss) income from discontinued operations, net of income taxes	(2.78)	0.07
Net (loss) income per share, basic	$(3.01)	$0.99

Diluted:
(Loss) income from continuing operations	(0.23)	0.91
(Loss) income from discontinued operations, net of income taxes	(2.78)	0.07
Net (loss) income per share, diluted	$(3.01)	$0.98

Weighted average common and common equivalent shares outstanding:
Basic	42,842	43,559
Diluted	42,842	44,172

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
for the six months ended December 31, 2008 and 2007

(In thousands)

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(128,765)	$43,155
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	57,562	57,271
Amortization	5,067	5,915
Equity in loss (income) of affiliated companies	1,846	(52)
Deferred income taxes	(59,808)	(1,202)
Impairment on discontinued operations	171,004	—
Goodwill impairment	41,661	—
Excess tax benefits from stock-based compensation plans	(284)	(1,295)
Stock-based compensation	3,829	3,303
Other noncash items affecting earnings	(2,535)	707
Changes in operating assets and liabilities:
Receivables	(3,072)	(4,217)
Inventories	(19,318)	(9,686)
Other current assets	(1,886)	(8,062)
Other assets	2,865	(2,270)
Accounts payable	12,397	(8,572)
Accrued expenses	(8,725)	2,287
Other noncurrent liabilities	2,136	14,987
Net cash provided by operating activities	73,974	92,269

Cash flows from investing activities:
Capital expenditures	(48,793)	(44,399)
Proceeds from sale of assets	28	16
Asset acquisitions, net of cash acquired and certain obligations assumed	(30,965)	(53,297)
Proceeds from loans and investments	9,793	10,000
Disbursements for loans and investments	(5,971)	(22,500)
Transfer of cash related to contribution of schools	—	(7,254)
Net cash used in investing activities	(75,908)	(117,434)

Cash flows from financing activities:
Borrowings on revolving credit facilities	3,711,400	4,773,800
Payments on revolving credit facilities	(3,813,500)	(4,711,600)
Proceeds from issuance of long-term debt	85,000	50,000
Repayments of long-term debt and capital lease obligations	(21,165)	(63,612)
Repurchase of common stock	—	(49,957)
Excess tax benefits from stock-based compensation plans	284	1,295
Proceeds from issuance of common stock	2,306	7,372
Dividends paid	(3,453)	(3,530)
Other	(4,117)	(653)
Net cash (used in) provided by financing activities	(43,245)	3,115

Effect of exchange rate changes on cash and cash equivalents	(18,145)	10,120

Decrease in cash and cash equivalents	(63,324)	(11,930)

Cash and cash equivalents:
Beginning of period	127,627	184,785
End of period	$64,303	$172,855

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2008 and for the three and six months ended December 31, 2008 and 2007, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2008 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of December 31, 2008 and for the three and six month periods ended December 31, 2008 and 2007 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated February 9, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation cost for stock-based payment arrangements totaled $3.8 and $3.3 million for the six months ended December 31, 2008 and 2007, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of December 31, 2008 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2008	1,713	$24.55
Granted	2	26.79
Exercised	(133)	17.17
Forfeited or expired	(6)	36.24
Outstanding at September 30, 2008	1,576	$25.14
Granted	—	—
Exercised	(1)	19.28
Forfeited or expired	(19)	33.10
Outstanding at December 31, 2008	1,556	$25.05
Exercisable at December 31, 2008	1,202	$22.41

Outstanding options of 1,555,996 at December 31, 2008 had an intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 4.0 years.  Exercisable options of 1,202,296 at December 31, 2008 had an intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 2.8 years.  An additional 336,822 options are expected to vest with a $34.08 per share weighted average grant price and a weighted average remaining contractual life of 8.1 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

Stock options were granted under the 2004 Plan in fiscal year 2008.

Grants of RSAs, RSUs and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2008	523	$36.76	527	$35.70
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	(8)	34.31	(14)	38.27
Balance, September 30, 2008	515	$36.80	513	$35.69
Granted	—	—	—	—
Vested/Exercised	1	34.01	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2008	516	$36.80	513	$35.69

Outstanding and unvested RSAs of 300,974 at December 31, 2008 had an intrinsic value of $4.4 million and a weighted average remaining contractual term of 1.8 years.  An additional 288,162 awards are expected to vest with a total intrinsic value of $4.2 million.

Outstanding and unvested RSUs of 215,000 at December 31, 2008 had an intrinsic value of $3.1 million and a weighted average remaining contractual term of 3.2 years.  All unvested RSUs are expected to vest.

Outstanding SARs of 513,150 at December 31, 2008 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.6 years.  Exercisable SARs of 176,980 at December 31, 2008 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.5 years.  An additional 326,435 rights are expected to vest with a $34.05 per share weighted average grant price, a weighted average remaining contractual life of 8.2 years and a total intrinsic value of zero.

Total cash from the exercise of share-based instruments for the three and six months ended December 31, 2008 was less than $0.1 million and $2.3 million, respectively. Total cash received from the exercise of share-based instruments for the three and six months ended December 31, 2007 was $6.7 and $7.4 million, respectively.

As of December 31, 2008, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $19.5 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.3 years as of December 31, 2008.

The total intrinsic value of all stock-based compensation (the amount by which the respective December 31 stock price exceeded the exercise or grant date price) that was exercised during the three and six months ended December 31, 2008 and 2007 was less than $0.1 and $1.6 million, respectively. The total intrinsic value of all stock-based compensation (the amount by which the respective December 31 stock price exceeded the exercise or grant date price) that was exercised during the three and six months ended December 31, 2007 was $6.1 and $6.3 million, respectively.

The total fair value of awards vested during the six months ended December 31, 2008 and 2007 was zero and less than $0.1 million, respectively.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On July 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157 and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to the Company’s fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The Company’s adoption did not impact its consolidated financial position or results of operations as all fair value measurements were in accordance with SFAS No. 157 upon adoption.  The additional disclosures required by SFAS No. 157 are included in Note 4.  The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

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

2.                                     DISCONTINUED OPERATIONS:

On January 26, 2009, the Company entered into an agreement to sell its Trade Secret salon concept (Trade Secret).  The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret.   The sale of Trade Secret includes 659 company-owned salons and 62 franchise salons, all of which have historically been reported within the Company’s North America reportable segment. The sale of Trade Secret is expected to close on February 15, 2009.

During the three months ended December 31, 2008, steps were taken to market and identify potential buyers of Trade Secret.  The Company concluded that Trade Secret qualified as held for sale under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS. No. 144), as of December 31, 2008 and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.  The conclusion was based on management having the authority to commit the Company to sell Trade Secret within parameters approved by the Board of Directors, the salons being available for sale in present condition, negotiations were being held with a potential buyer and the sale was probable as of December 31, 2008. The operations and cash flows of Trade Secret will be eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to Emerging Issues Task Force (EITF) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The agreement includes a provision that the Company will supply product to the buyer of Trade Secret and provide certain administrative services for a transition period of six months following the date of sale with possible extension to not more than eleven months.

As the proceeds the Company will receive from the sale of Trade Secret are negligible, the Company recognized an impairment charge during the three months ended December 31, 2008 set forth in the following table.

(Dollars in thousands)
Inventories	$33,599
Property and equipment, net	56,491
Goodwill	78,126
Other intangibles, net	7,187
Other assets	2,896
Other noncurrent liabilities	(6,477)
Impairment loss before income taxes	$171,822

The (loss) income from discontinued operations are summarized below:

	For the Periods Ended December 31,
	Three Months		Six Months
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$67,807	$67,575	$134,547	$127,770
(Loss) income from discontinued operations, before income taxes	(174,670)	3,173	(177,445)	5,168
Income tax benefit (provision) on discontinued operations	57,204	(1,342)	58,379	(2,186)
(Loss) income from discontinued operations, net of income taxes	$(117,466)	$1,831	$(119,066)	$2,982

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by Financial Accounting Interpretation No. 18, Accounting for Income Taxes in Interim Periods an Interpretation of APB Opinion No. 28 (FIN 18).

Pursuant to the agreement the Company will retain certain assets and liabilities of Trade Secret. These balances are classified in the Condensed Consolidated Balance Sheet within their natural balance sheet classification.  Remaining Trade Secret assets and liabilities at December 31, 2008 to be retained consist of $1.3 million in cash and cash equivalents, $2.7 million in receivables, net, $8.9 million in inventory estimated to be sold prior to the expected closing date, $1.4 million in other currents assets, $14.5 million in accrued expenses, $0.9 million in other current liabilities, and $1.4 million in long-term debt and capital lease obligations. Pursuant to the agreement, the Company will reimburse the buyer for loss contingencies including any losses imposed against the buyer arising from existing litigation and for the termination of an existing office lease.

3.                                     SHAREHOLDERS’ EQUITY:

Net Income Per Share:

The Company’s basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company’s dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share.  For the three and six months ended December 31, 2008, diluted loss per share equals basic loss per share, as the assumed exercise of shares under the Company’s stock option plan and long-term incentive plan would have an anti-dilutive effect.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2008	2007	2008	2007
	(Shares in thousands)
Weighted average shares for basic earnings per share	42,897	43,369	42,842	43,559
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	442	—	509
Contingent shares issuable under contingent stock agreements	—	104	—	104
Weighted average shares for diluted earnings per share	42,897	43,915	42,842	44,172

(1)          For the three and six months ended December 31, 2008, 2,040 and 166,343 common stock equivalents, respectively, of potentially dilutive Common Stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended December 31,
	Three Months		Six Months
	2008	2007	2008	2007
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	301	247	301	247
RSUs (1)	215	215	215	215
	516	462	516	462
Diluted earnings per share:
Stock options (2)	1,560	494	803	482
SARs (2)	513	390	516	392
RSAs (2)	289	117	289	117
RSUs (2)	215	215	215	215
	2,577	1,216	1,823	1,206

(1)                                   Shares were not vested

(2)                                   Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the six months ended December 31, 2008 was due to the following:

(Dollars in thousands)
Balance, June 30, 2008	$143,265
Exercise of stock options	2,299
Tax benefit realized upon exercise of stock options	592
Stock-based compensation	3,829
Franchise stock incentive plan	380
Taxes related to restricted stock	(2)
Balance, December 31, 2008	$150,363

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three and six months ended December 31, 2008 and 2007 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Net (loss) income	$(143,252)	$22,556	$(128,765)	$43,155
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure and foreign currency exposure, net of taxes	(3,150)	(1,101)	(3,097)	(2,841)
Change in cumulative foreign currency translation	(39,103)	9,543	(59,119)	21,737

Total comprehensive (loss) income	$(185,505)	$30,998	$(190,981)	$62,051

4.                                     FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2008, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS

Noncurrent assets
Derivative instruments	$1,014	—	$1,014	—

LIABILITIES

Long-term liabilities
Derivative instruments	8,043	—	8,043	—
Equity put option	22,131	—	—	$22,131

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments. The Company’s derivative instrument assets and liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts.  The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar assets and liabilities in active markets at the measurement date, as provided by sources independent from the Company.

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put option and an equity call option. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.  The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date, and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples based on available market data.  At June 30, 2008, the fair value of the equity put option was $24.8 million. The value of the equity put option as of December 31, 2008 was determined to be consistent with the value recorded at June 30, 2008. The $2.7 million decrease in the fair value of the equity put option since June 30, 2008 relates to foreign currency translation and has been recorded in accumulated other comprehensive income in the December 31, 2008 Condensed Consolidated Balance Sheet. The Company determined the equity call option to have no value at December 31, 2008.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

As indicated in Note 1 to the Consolidated Financial Statements, the aspects of SFAS No. 157 for which the effective date was deferred for one year (i.e., the Company’s first quarter of fiscal year 2010) under FSP No. 157-2 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of December 31, 2008 and June 30, 2008:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2008	$668,799	$48,461	$153,733	$870,993
Goodwill acquired	24,615	(1,255)	540	23,900
Translation rate adjustments	(9,810)	(5,545)	—	(15,355)
Goodwill impairment	(78,126)	(41,661)	—	(119,787)
Balance at December 31, 2008	$605,478	$—	$154,273	$759,751

Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations. For the six months ended December 31, 2008 the $1.3 million reduction to international goodwill related to the settlement of the escrow account on an acquisition that closed in September 2007.

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

During the three months ended December 31, 2008 the fair value of the Company’s stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company’s stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008.  The fair value of the Company’s reporting units was estimated based on discounted cash flows that utilize estimates of revenues, driven by assumed same-store sales rates, estimated future gross margins and expense rates, as well as acquisition integration and maturation and appropriate discount rates.

The Regis, Mastercuts, SmartStyle, Supercuts and Promenade reporting units within the Company’s North America reportable segment had estimated fair values that exceeded carrying values by a minimum of approximately 30.0 percent as of December 31, 2008 and therefore goodwill in those reporting units was not impaired.  The remaining reporting unit within the North America reportable segment is Trade Secret.  See Note 2 of the Condensed Consolidated Financial Statements for discussion on the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations.

A $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations during the three months ended December 31, 2008. The recent performance challenges of the International salon operations indicated that the estimated fair value was less than the current carrying value of this reporting unit’s net assets, including goodwill.

The estimated fair value of Hair Restoration Centers exceeded its carrying value by approximately five percent at December 31, 2008 and therefore no goodwill impairment was recorded.  The Hair Restoration Centers were acquired on December 1, 2004 at fair market value. Since the date of acquisition the financial performance of the Hair Restoration Centers has continued to meet or exceed the Company’s internal expectations, however, because of some of the inherent assumptions and estimates in determining fair value are outside the control of management, changes in these assumptions can adversely impact fair value.

As of December 31, 2008, our estimated fair value as determined by the sum of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium.  Subsequent to December 31, 2008, the fair value of our stock continues to fluctuate and regularly trades below our book value per share.  Adverse changes in expected operating results, an extended period of our stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairments of goodwill.  We will reassess the possible impairment of goodwill during the third quarter of fiscal year 2009 as part of our annual assessment.

No impairment of goodwill was recorded during the three months ended December 31, 2007.

The table below presents other intangible assets as of December 31, 2008 and June 30, 2008:

	December 31, 2008				June 30, 2008
		Accumulated	Trade Secret			Accumulated
	Cost	Amortization (1)	Impairment (2)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,336	$(8,909)	$(1,733)	$69,694	$81,407	$(8,072)	$73,335
Customer lists	52,045	(20,542)	—	31,503	51,316	(17,444)	33,872
Franchise agreements	26,096	(6,603)	(4,897)	14,596	27,115	(6,363)	20,752
Lease intangibles	14,729	(3,346)	(475)	10,908	14,771	(2,887)	11,884
Non-compete agreements	703	(597)	(35)	71	785	(631)	154
Other	6,743	(3,078)	(47)	3,618	7,974	(3,680)	4,294

	$180,652	$(43,075)	$(7,187)	$130,390	$183,368	$(39,077)	$144,291

(1)      Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

(2)      The net book value of the Trade Secret intangible assets as of December 31, 2008 was written off as of December 31, 2008 as part of the sale of Trade Secret (see Note 2).

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

	Weighted Average
	Amortization Period
	(In years)
	December 31, 2008	June 30, 2008
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	21
Lease intangibles	20	20
Non-compete agreements	4	5
Other	18	17
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 and $2.9 million during the three months ended December 31, 2008 and 2007, respectively, and $5.1 and $5.8 million during the six months ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2009 (Remainder: six-month period)	$4,776
2010	9,656
2011	9,458
2012	9,258
2013	8,985

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the six months ended December 31, 2008 and 2007, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2008 and 2007 and the allocation of the purchase prices were as follows:

	For the Six Months Ended December 31,
Allocation of Purchase Prices	2008	2007
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$30,965	$53,297
Deferred purchase price	75	2,602
	$31,040	$55,899
Allocation of the purchase price:
Current assets	$986	$2,022
Property and equipment	3,819	5,664
Deferred income taxes	1,788	—
Goodwill	23,900	41,636
Identifiable intangible assets	770	7,978
Other long-term assets	—	1,210
Accounts payable and accrued expenses	(140)	(2,611)
Other noncurrent liabilities	(83)	—
	$31,040	$55,899

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

During the six months ended December 31, 2008 and 2007, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of December 31, 2008 and June 30, 2008:

	December 31, 2008	June 30, 2008
	(Dollars in thousands)
Provalliance	$109,374	$119,353
Empire Education Group, Inc.	101,659	109,307
Intelligent Nutrients, LLC	—	5,657
MY Style	16,095	7,756
Hair Club for Men, Ltd.	5,029	5,029
	$232,157	$247,102

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,400 company-owned and franchise salons as of December 31, 2008.

The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018.  The acquisition price is determined based on the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period which is intended to approximate fair value.  The estimated fair value of the Equity Put has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the fair value of the Equity Put in periods after fiscal year 2008, will be recorded in the Company’s consolidated statement of operations. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

The Company’s investment in Provalliance is accounted for under the equity method of accounting.  The Company concluded that Provalliance is a variable interest entity for which the Company is not the primary beneficiary.  This assessment was based on the Company’s 30.0 percent equity ownership interest, and the impact and expected timing of the equity put option.  During the six month period ended December 31, 2008, the Company recorded $2.9 million of equity in income related to its investment in Provalliance. The decline in investment balance above is due to translation. The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Once the integration of the Regis schools is complete, the Company expects to share in significant synergies and operating improvements. EEG operates 86 accredited cosmetology schools.

At December 31, 2008 the Company had $28.4 million in outstanding loans with EEG. During the three and six months ended December 31, 2008 and 2007 the Company recorded $0.3 and $0.7 million, respectively, and $0.2 and 0.3 million of interest income, respectively, related to the loan.

The Company accounts for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. During the six months ended December 31, 2008 and 2007, the Company recorded $0.3 and $0.7 million, respectively, of equity earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loans.

Intelligent Nutrients LLC

The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s ownership percentage decreased from 50.0 percent to 49.0 percent during the Company’s 2008 fiscal year due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor.

Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. In addition, professional hair care and personal care products are currently available. These products are offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. The Company’s investment in Intelligent Nutrients, LLC is accounted for under the equity method of accounting. The Company completed $3.0 million of loans to Intelligent Nutrients, LLC in August 2008 of which $3.0 million was outstanding as of December 31, 2008. During the three and six months ended December 31, 2008, the Company recorded less than $0.1 and less than $0.1 million of interest income related to the loans.

During the three months ended December 31, 2008, the Company determined that its investment in and loan to Intelligent Nutrients, LLC was impaired and the fair value was zero due to Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal.  The Company also determined that the loss in value was “other-than-temporary” and recognized a pretax, non-cash impairment charge of $7.8 million for the full carrying value of the investment and loan as of December 31, 2008. The loss is included within the equity in loss of affiliated companies on the Statement of Operations.  The Company has no further exposure to loss related to the Company’s involvement with Intelligent Nutrients, LLC.

MY Style

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (My Style Note) for an aggregate amount of 1.3 billion JPY ($11.3 million). In September 2008, the Company advanced an additional 300 million JPY ($2.9 million) to Yamano Holding Corporation and extended the maturity date of the existing Exchangeable Note to September 2011.  In connection with the 300 million JPY advance the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the outstanding shares of MY Style. The exchangeable portion of the Exchangeable Note is recorded as an equity method investment as it is probable that the Company will exercise its right to exchange a portion of the note into equity of My Style.

As of December 31, 2008 the amount outstanding under the Exchangeable Note and My Style Note were $8.1 and $3.2 million, respectively.  As of December 31, 2008, $1.8 and $9.5 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively representing the outstanding principal of the notes. The notes are due in installments in September of fiscal years 2010 through 2012. The Company recorded less than $0.1 and $0.1 million in interest income related to the Exchangeable Note and My Style Note during the three and six months ended December 31, 2008 and 2007, respectively. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the investment and the outstanding notes.

Yamano Holding Corporation and the Company have an agreement with respect to their joint pursuit of opportunities relating to retail hair salons in Asia.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the six months ended December 31, 2008 and 2007 the Company recorded income of $0.3 and $0.8 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

Cool Cuts 4 Kids, Inc.

The Company holds an interest of less than 20 percent in the preferred stock of a privately held entity, Cool Cuts 4 Kids, Inc. This investment is accounted for under the cost method. During fiscal year 2006, the Company determined that its investment was impaired and recognized an impairment loss for the full carrying value of the investment. The Company’s securities purchase agreement contains a call provision, giving the Company the right of first refusal should the privately held entity receive a bona fide offer from another company, as well as the right to purchase all of the assets of the privately held entity during the period from April 1, 2008 to January 31, 2009 for a multiple of cash flow.  The Company exercised the right to purchase all of the Cool Cuts 4 Kids, Inc. assets for which the purchase is expected to close within the current fiscal year.

7.                                   LEASE TERMINATION COSTS:

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

As of December 31, 2008, 35 stores ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to December 31, 2008. Of the 35 stores, 34 stores were within the North America reportable segment and one store within the International segment. Lease termination costs from continuing operations are presented as a separate line item in the Consolidated Statement of Operations. Lease termination costs related to the Trade Secret salon concept are reported within discontinued operations. As lease settlements are negotiated the Company has found that some lessors are willing to negotiate rent reductions which has allowed the Company to keep operating certain stores.  As a result, the Company expects that the number of stores to be closed will be less than the 160 stores originally communicated, reducing the estimated lease termination costs of $15 to $20 million to approximately $6.0 million. Therefore, we now expect future store closings expense to be approximately $3.5 million.

Lease termination expense represents either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The activity reflected in the accrual for lease termination costs is as follows:

Accrual for lease terminations
(Dollars in thousands)
Balance at July 1, 2008	$—
Provision for lease termination expense:
Provisions associated with store closings	1,173
Change in assumptions about lease terminations and sublease income	—
Cash payments	(695)
Balance at September 30, 2008	$478
Provision for lease termination expense:
Increase in provisions associated with store closings	1,298
Change in assumptions about lease terminations and sublease income	—
Cash payments	(1,105)
Balance at December 31, 2008	$671

The $2.5 million of lease termination expense for the six months ended December 31, 2008 includes $0.9 million of lease termination expense associated with five salons within the Trade Secret concept, accounted for within the loss on discontinued operations as of December 31, 2008.  Cash payments of $0.5 million have been made on three of the five salons within the Trade Secret concept.

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

9.                                      DERIVATIVE FINANCIAL INSTRUMENTS:

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

Interest Rate Swaps

In November 2008 the Company entered into two interest rate swap contracts of $20.0 million each which pay fixed rates of interest and receive variable rates of interest (based on the one-month LIBOR rate).   The Company will pay fixed rates of interest of 2.9825 percent and 3.345 percent on $20.0 and $20.0 million, respectively. The contracts are on an aggregate notional amount of indebtedness of $40.0 million related to the $85.0 million term loan, which the Company entered into in October 2008.  The contracts expire in July 2011 and the debt matures in July 2012. These interest rate swap contracts were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities in the Condensed Consolidated Balance Sheet, with corresponding offsets in deferred income taxes and other comprehensive income within shareholders’ equity.

Freestanding Derivative Forward Contract

Freestanding derivative forward contracts are used to offset the Company’s exposure to the change in value of certain foreign currency denominated intercompany assets and liabilities.  These derivatives are not designated as hedges and therefore, changes in the value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.  The aggregate foreign currency transaction gains were $3.0 million and zero for the three and six months ended

December 31, 2008 and 2007, respectively, and were recognized within other income in the Condensed Consolidated Statement of Operations.

10.                               FINANCING ARRANGEMENTS:

On October 3, 2008, the Company completed an $85 million term loan that matures in July 2012. The monthly interest payments are based on a one-month LIBOR rate plus a 1.75% spread. The term loan includes customary financial covenants including a leverage ratio, fixed charge ratio and minimum net equity test. The Company used the proceeds from the term loan to pay down the Company’s revolving line of credit facility.

11.                               INCOME TAXES:

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by FIN 18.  Discontinued operations are excluded in determining the estimated effective income tax rate from continuing operations and the corresponding income tax expense (benefit).  The determination of the annual effective income tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year.  In addition, as a global enterprise, the Company’s interim tax expense (benefit) can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, as well as other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

During the three and six months ended December 31, 2008, the Company’s continuing operations recognized tax expense of $9.4 million and $19.3 million, respectively, with corresponding effective tax rates of 66.7 percent and 168.4 percent.  This was compared to tax expense of $11.7 million and $22.5 million with corresponding effective tax rates of 36.5 percent and 35.9 in the comparable periods of the prior year.  The increase in the effective tax rate during the three and six months ended December 31, 2008 is primarily due to substantially all of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for each of the three and six months ended December 31, 2008.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended December 31, 2008.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

12.                               SEGMENT INFORMATION:

As of December 31, 2008, the company owned, franchised, or held ownership interests in over 13,600 worldwide locations. The Company’s locations consisted of 10,271 North American salons (located in the United States, Canada and Puerto Rico), 469 international salons, 94 hair restoration centers and approximately 2,800 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through six primary concepts: Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar economic characteristics. The salons share interdependencies and a common support base.

See Note 2 of the Condensed Consolidated Financial Statements on the classification of the Trade Secret concept as a discontinued operation as of December 31, 2008.  The locations listed above include 659 company-owned salons and 62 franchised salons that are within the Trade Secret concept being accounted for as a discontinued operation.

The Company operates its international salon operations, primarily in the United Kingdom, through three primary concepts: Regis, Supercuts, and Sassoon salons. Consistent with the North American concepts, the international concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the international salon concepts are company-owned and are located in malls, leading department stores, and high-street locations  Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	December 31, 2008	June 30, 2008
	(Dollars in thousands)
North American salons	$1,001,963	$1,249,827
International salons	63,705	120,443
Hair restoration centers	328,651	284,898
Unallocated corporate	604,538	580,703
Consolidated	$1,998,857	$2,235,871

	For the Three Months Ended December 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$399,961	$28,823	$16,294	$—	$445,078
Product	102,491	12,445	17,838	—	132,774
Royalties and fees	8,961	—	613	—	9,574
	511,413	41,268	34,745	—	587,426
Operating expenses:
Cost of service	232,126	15,670	9,042	—	256,838
Cost of product	52,762	7,052	5,264	—	65,078
Site operating expenses	42,801	3,535	1,284	—	47,620
General and administrative	30,086	4,387	7,750	30,308	72,531
Rent	69,057	10,088	2,272	564	81,981
Depreciation and amortization	18,538	1,466	2,780	4,735	27,519
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	847	—	—	—	847
Total operating expenses	446,217	83,859	28,392	35,607	594,075

Operating income (loss)	65,196	(42,591)	6,353	(35,607)	(6,649)

Other income (expense):
Interest expense	—	—	—	(10,878)	(10,878)
Interest income and other, net	—	—	—	3,462	3,462
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$65,196	$(42,591)	$6,353	$(43,023)	$(14,065)

(1)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

	For the Three Months Ended December 31, 2007(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$392,360	$43,224	$15,267	$—	$450,851
Product	106,363	19,133	16,760	—	142,256
Royalties and fees	9,782	10,699	1,078	—	21,559
	508,505	73,056	33,105	—	614,666
Operating expenses:
Cost of service	227,092	24,091	8,219	—	259,402
Cost of product	53,993	10,117	4,926	—	69,036
Site operating expenses	39,064	3,708	1,307	—	44,079
General and administrative	30,310	11,786	7,357	33,607	83,060
Rent	72,747	14,284	1,728	432	89,191
Depreciation and amortization	18,340	2,589	2,552	4,773	28,254
Goodwill impairment	—	—	—	—	—
Lease termination costs	—	—	—	—	—
Total operating expenses	441,546	66,575	26,089	38,812	573,022

Operating income (loss)	66,959	6,481	7,016	(38,812)	41,644

Other income (expense):
Interest expense	—	—	—	(11,716)	(11,716)
Interest income and other, net	—	—	—	2,090	2,090
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$66,959	$6,481	$7,016	$(48,438)	$32,018

(1)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

	For the Six Months Ended December 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$817,511	$64,221	$32,381	$—	$914,113
Product	205,204	25,494	36,259	—	266,957
Royalties and fees	18,633	—	1,252	—	19,885
	1,041,348	89,715	69,892	—	1,200,955
Operating expenses:
Cost of service	471,781	34,421	17,713	—	523,915
Cost of product	105,676	14,078	10,943	—	130,697
Site operating expenses	87,141	6,179	2,702	—	96,022
General and administrative	61,656	8,554	16,454	63,631	150,295
Rent	146,364	22,434	4,324	1,070	174,192
Depreciation and amortization	36,730	3,282	5,484	9,291	54,787
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	1,998	—	—	—	1,998
Total operating expenses	911,346	130,609	57,620	73,992	1,173,567

Operating income (loss)	130,002	(40,894)	12,272	(73,992)	27,388

Other income (expense):
Interest expense	—	—	—	(21,098)	(21,098)
Interest income and other, net	—	—	—	5,197	5,197
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$130,002	$(40,894)	$12,272	$(89,893)	$11,487

(1)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

	For the Six Months Ended December 31, 2007(1)(2)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$792,544	$81,653	$29,417	$—	$903,614
Product	208,074	34,426	33,416	—	275,916
Royalties and fees	19,813	20,258	2,395	—	42,466
	1,020,431	136,337	65,228	—	1,221,996
Operating expenses:
Cost of service	455,573	44,512	15,970	—	516,055
Cost of product	104,161	18,728	9,759	—	132,648
Site operating expenses	83,918	6,915	2,577	—	93,410
General and administrative	60,208	23,600	14,516	67,992	166,316
Rent	145,229	26,913	3,385	913	176,440
Depreciation and amortization	36,936	5,048	5,049	9,504	56,537
Goodwill impairment	—	—	—	—	—
Lease termination costs	—	—	—	—	—
Total operating expenses	886,025	125,716	51,256	78,409	1,141,406

Operating income (loss)	134,406	10,621	13,972	(78,409)	80,590

Other income (expense):
Interest expense	—	—	—	(22,229)	(22,229)
Interest income and other, net	—	—	—	4,245	4,245
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$134,406	$10,621	$13,972	$(96,393)	$62,606

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

(2)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2008 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2008 and 2007 and of cash flows for the six month periods ended December 31, 2008 and 2007.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 4 to the Condensed Consolidated Financial Statements, Regis Corporation changed the manner it which it measures fair value for certain assets and liabilities effective July 1, 2008.  As discussed in Note 11 to the Condensed Consolidated Financial Statements, Regis Corporation changed the manner in which it accounts for unrecognized income tax benefits effective July 1, 2007.

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
February 9, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of December 31, 2008, we owned, franchised or held ownership interests in over 13,600 worldwide locations. Our locations consisted of 10,740 system wide North American and International salons, 94 hair restoration centers and approximately 2,800 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 10,271 salons, including 2,102 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, Trade Secret, SmartStyle, Supercuts and Cost Cutters. Our International salon operations include 469 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 94 North American locations, including 33 franchise locations. As of December 31, 2008, we had approximately 65,000 corporate employees worldwide.

On January 26, 2009, the Company entered into an agreement to sell its Trade Secret salon concept (Trade Secret).  The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret includes 659 company-owned salons and 62 franchise salons, all of which have historically been reported within the Company’s North America reportable segment.  The sale of Trade Secret is expected to close on February 15, 2009, and will reduce the worldwide locations noted above by the 659 company-owned salons and 62 franchise salons. The sale of Trade Secret includes Cameron Capital I, Inc. (CCI). CCI owns and operates PureBeauty and BeautyFirst salons and was acquired by the Company on February 20, 2008.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of December 31, 2008, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. This transaction leverages EEG’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. The combined Empire Education Group, Inc. includes 86 accredited cosmetology schools with annual revenues of approximately $130 million. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

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

Over the next twelve to eighteen months our strategy is to focus on strengthening our balance sheet by reducing our overall combined current and long-term debt to below $700.0 million. This will be achieved by moderating our acquisition and capital expenditure spending, as well as focusing on reducing overhead expenses. Our long-term growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2008. However, the continued global economic downturn and credit crisis have negatively impacted our operating results in the three and six months ended December 31, 2008. Accordingly we continue to take action to reduce debt and interest expense by utilizing intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling. We are also focused on reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing overhead.

Salon Business

The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however, each attracts a different demographic. We believe there are growth opportunities in all of our salon concepts. When commercial opportunities arise, we anticipate testing and developing new salon concepts to complement our existing concepts.

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

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. During the next twelve to eighteen months we will be slowing our capital expenditures which includes building new salons.  Once the economy normalizes we expected we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 80 to 120 salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to December 31, 2008, we acquired 7,952 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2008 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2008 Annual Report on Form 10-K. Other than the valuation of goodwill, there were no significant changes in or application of our critical accounting policies during the three months ended December 31, 2008.

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

During the three months ended December 31, 2008 the fair value of the Company’s stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company’s stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008.  The fair value of the Company’s reporting units was estimated based on discounted cash flows that utilize estimates of revenues, driven by assumed same-store sales rates, estimated future gross margins and expense rates, as well as acquisition integration and maturation and appropriate discount rates.

The Regis, Mastercuts, SmartStyle, Supercuts and Promenade reporting units within the Company’s North America reportable segment had estimated fair values that exceeded carrying values by a minimum of approximately 30.0 percent as of December 31, 2008 and therefore goodwill in those reporting units was not impaired.  The remaining reporting unit within the North America reportable segment is Trade Secret.  See Note 2 of the Condensed Consolidated Financial Statements for discussion on the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations.

A $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations during the three months ended December 31, 2008. The recent performance challenges of the International salon operations indicated that the estimated fair value was less than the current carrying value of this reporting unit’s net assets, including goodwill.

The estimated fair value of Hair Restoration Centers exceeded its carrying value by approximately five percent at December 31, 2008 and therefore no goodwill impairment was recorded.  The Hair Restoration Centers were acquired on December 1, 2004 at fair market value.  Since the date of acquisition the financial performance of the Hair Restoration Centers has continued to meet or exceed the Company’s internal expectations, however, because of some of the inherent assumptions and estimates in determining fair value are outside the control of management, changes in these assumptions can adversely impact fair value.

As of December 31, 2008, our estimated fair value as determined by the sum of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium.  Subsequent to December 31, 2008, the fair value of our stock continues to fluctuate and regularly trades below our book value per share.  Adverse changes in expected operating results, an extended period of our stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairments of goodwill.  We will reassess the possible impairment of goodwill during the third quarter of fiscal year 2009 as part of our annual assessment.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008

•                  Trade Secret was classified as held for sale and reported as a discontinued operation. Reported as part of the loss on discontinued operations was a pre-tax $171.8 million non-cash write-off of the net assets associated with the sale of Trade Secret ($115.8 million, net of tax). The locations include 659 company-owned salons and 62 franchised salons that are within the Trade Secret concept.

•                  Revenues from continuing operations decreased 4.4 percent to $587.4 million, primarily related to a consolidated same-store sales decrease of 3.8 percent during the three months ended December 31, 2008.

•                  During the three months ended December 31, 2008, we acquired two corporate locations, both of which were franchise location buybacks (neither of which were hair restoration centers). We built 46 corporate locations and closed, converted or relocated 82 locations. Our franchisees constructed 28 locations and closed, sold back to us, converted or relocated 22 locations during the three months ended December 31, 2008. As of December 31, 2008, we had 8,638 company-owned locations, 2,102 franchise locations and 94 hair restoration centers (61 company-owned and 33 franchise locations).

•                  A pre-tax, non-cash goodwill impairment charge of $41.7 million was associated with our United Kingdom salon division.

•                  Lease termination costs of $1.3 million ($0.8 million pre-tax, or $0.5 million net of tax is included in continuing operations, with $0.5 million pre-tax, or $0.3 million net of tax, included in loss from discontinued operations) were incurred as a result of 14 stores that ceased using the right to use the leased property or negotiated a lease termination agreement in connection with the Company’s planned closure of up to 160 underperforming company-owned salons .

•                  The Company recorded a $6.8 million reduction to our self-insurance accruals primarily for workers’ compensation ($6.7 million included in continuing operations or $4.1 million, net of tax and $0.1 million, included, net of tax, in loss from discontinued operations ).

•                  A pre-tax, non-cash impairment charge of $7.8 million was related to our equity method investment in and loans to Intelligent Nutrients, LLC (the charge of $4.8 million, net of tax, is included in equity in loss of affiliated companies).

RESULTS OF OPERATIONS

As of December 31, 2008 the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. The following discussion of results of operations will reflect results from continuing operations. Discontinued operations will be discussed at the end of this section.

Consolidated Results of Continuing Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2008	2007	2008	2007
Service revenues	75.8%	73.4%	76.1%	73.9%
Product revenues	22.6	23.1	22.2	22.6
Franchise royalties and fees	1.6	3.5	1.7	3.5
Operating expenses:
Cost of service (1)	57.7	57.5	57.3	57.1
Cost of product (2)	49.0	48.5	49.0	48.1
Site operating expenses	8.1	7.2	8.0	7.6
General and administrative	12.3	13.5	12.5	13.6
Rent	14.0	14.5	14.5	14.4
Depreciation and amortization	4.7	4.6	4.6	4.6
Goodwill impairment	7.1	—	3.5	—
Lease termination costs	0.1	—	0.2	—

Operating (loss) income	(1.1)	6.8	2.3	6.6
(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	(2.4)	5.2	1.0	5.1
Income taxes	1.6	1.9	1.6	1.8
Equity in affiliates	(0.4)	0.1	(0.2)	0.0
(Loss) income from continuing operations	(4.4)	3.4	(0.8)	3.3
(Loss) income from discontinued operations	(20.0)	0.3	(9.9)	0.2
Net (loss) income	(24.4)	3.7	(10.7)	3.5

(1)                                  Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 4.4 percent to $587.4 million during the three months ended December 31, 2008 and decreased 1.7 percent to $1,201.0 million during the six months ended December 31, 2008. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended December 31,
	Three Months		Six Months
	2008	2007	2008	2007
	(Dollars in thousands)
North American salons:
Regis	$121,020	$128,971	$243,343	$256,568
MasterCuts	42,083	43,879	85,514	87,468
SmartStyle	127,785	122,179	259,041	244,282
Strip Center(1)	220,525	213,476	453,450	426,555
Other(2)	—	—	—	5,558
Total North American salons (5)	511,413	508,505	1,041,348	1,020,431
International salons(1)(3)	41,268	73,056	89,715	136,337
Hair restoration centers(1)	34,745	33,105	69,892	65,228
Consolidated revenues	$587,426	$614,666	$1,200,955	$1,221,996
Percent change from prior year	(4.4)%	5.2%	(1.7)%	5.5%
Salon same-store sales (decrease) increase(4)	(3.8)%	0.1%	(1.9)%	1.0%

The percent changes in consolidated revenues during the three and six months ended December 31, 2008 and 2007, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	6.1%	4.3%	6.5%	3.9%
Organic growth	(4.7)	3.3	(3.8)	4.2
Foreign currency	(2.8)	1.7	(1.6)	1.5
Franchise revenues(3)	(1.8)	0.1	(1.7)	0.1
Closed salons(2)(3)	(1.2)	(4.2)	(1.1)	(4.2)
	(4.4)%	5.2%	(1.7)%	5.5%

(1)

Includes aggregate franchise royalties and fees of $9.6 and $21.6 million for the three months ended December 31, 2008 and 2007, respectively, and $19.9 and $42.5 million for the six months ended December 31, 2008 and 2007, respectively. North American salon franchise royalties and fees represented 93.6 and 45.4 percent of total franchise revenues in the three months ended December 31, 2008 and 2007, respectively, and 93.7 and 46.7 percent of total franchise revenues in the six months ended December 31, 2008, and 2007, respectively. The decrease in aggregate franchise, royalties, and fees and increase in North American salon franchise royalties and fees as a percent of total franchise revenues for the three and six months ended December 31, 2008 is a result of the deconsolidation of the Company’s European franchise salon operations.

(2)

On August 1, 2007, the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and six months ended December 31, 2007, the accredited cosmetology schools generated revenue of $0.0 and $5.6 million, respectively, which represented 0.0 and 0.5 percent of consolidated revenues, respectively.

(3)

On January 31, 2008, the Company deconsolidated the results of operations of its European franchise salon operations. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and six months ended December 31, 2007 the European franchise salon operations generated revenue of $16.6 and $31.2 million which represented 2.7 and 2.6 percent of consolidated revenues, respectively.

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

(5)

As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation. Accordingly, Trade Secret revenues are excluded from this presentation.

We acquired 323 salons (including 159 franchise salon buybacks and two hair restoration centers) during the twelve months ended December 31, 2008. The organic growth decrease was due to the salon same-store sales decrease, partially offset by the construction of 248 company-owned salons during the twelve months ended December 31, 2008. We closed 268 salons (including 65 franchise salons) during the twelve months ended December 31, 2008.

During the three and six months ended December 31, 2008, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound, and Euro, as compared to the exchange rates for the comparable prior periods. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

We acquired 350 salons (including 111 franchise salon buybacks) and eight hair restoration centers (seven of which were franchise buybacks) during the twelve months ended December 31, 2007. The organic growth increase was due to the salon same-store sales increase and the construction of 348 company-owned salons during the twelve months ended December 31, 2007. We closed 304 salons (including 171 franchise salons) during the twelve months ended December 31, 2007.

During the three and six months ended December 31, 2007, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current fiscal year and the prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and six months ended December 31, 2008 and 2007 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$445,078	$(5,773)	(1.3)%
2007	450,851	17,911	4.1
Six Months
2008	$914,113	$10,499	1.2%
2007	903,614	43,577	5.1

The decrease in service revenues during the three months ended December 31, 2008 was due to same-store service sales decreasing 3.0 percent as compared to flat same-store service sales during the comparable prior period.  Same-store service sales decreased 3.0 percent due to a significant decline in customer visits, primarily in the month of December. Also, service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound and deconsolidation of the European franchise salon operations on January 31, 2008.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and an increase in average ticket.

Growth during the six months ended December 31, 2008 was not as robust due to same-store service sales decreasing 1.2 percent compared to increasing 1.2 percent during the six months ended December 31, 2007.  Consistent with the three months ended December 31, 2008, service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound and the deconsolidation of the European franchise salon operations.  In addition, service revenues decreased due to the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007.  Offsetting the factors that negatively impacted services revenues was growth due to acquisitions during the previous twelve months and an increase in average ticket.

The growth in service revenues in the three and six months ended December 31, 2007 was driven by acquisitions and new salon construction (a component of organic growth). Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007. Same-store service sales were flat during the three months ended December 31, 2007 and increased 1.2 percent during the six months ended December 31, 2007, as compared to an increase of 1.4 percent and 0.8 percent during the comparable prior periods.

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and six months ended December 31, 2008 and 2007 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$132,774	$(9,482)	(6.7)%
2007	142,256	10,393	7.9
Six Months
2008	$266,957	$(8,959)	(3.2)%
2007	275,916	16,996	6.6

The decrease in product revenues during the three and six months ended December 31, 2008 was due to same-store product sales decreasing 6.4 and 4.4 percent, respectively, as compared to increases of 0.4 and 0.3 percent during the comparable prior periods.  Same-store product sales decreased during the current periods due to a decline in customer visits and a mix play, as a larger than expected percentage of product sales came from promotional items.

Growth during the three and six months ended December 31, 2007 was not as robust as compared to the comparable prior periods due to a slower than expected holiday selling season, product diversion and increased appeal of mass hair care lines to the consumer.  Consolidated same-store product sales increased 0.4 and 0.3 percent during the three and six months ended December 31, 2007 as compared to decreases of 0.3 and 0.5 percent during the comparable prior periods.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2008 and 2007 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2008	$9,574	$(11,985)	(55.6)%
2007	21,559	1,814	9.2
Six Months
2008	$19,885	$(22,581)	(53.2)%
2007	42,466	3,094	7.9

Total franchise locations open at December 31, 2008 were 2,073, including 33 franchise hair restoration centers, as compared to 3,786, including 35 franchise hair restoration centers, at December 31, 2007. We purchased 159 of our franchise salons and two franchise hair restoration centers during the twelve months ended December 31, 2008. The decrease in consolidated franchise revenues during the three and six month periods ended December 31, 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

Total franchise locations open at December 31, 2007 were 3,786, including 35 franchise hair restoration centers, as compared to 3,808, including 41 franchise hair restoration centers, at December 31, 2006. We purchased 111 of our franchise salons and six franchise hair restoration centers during the twelve months ended December 31, 2007 and acquired a franchisor of product-focused salons which operates 42 franchise locations, which drove the overall decrease in the number of franchise salon between periods. The increase in consolidated franchise revenues during the three and six months ended December 31, 2007 and 2006 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for the comparable prior period, partially offset by a decreased number of franchise salons, as discussed above.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2008 and 2007 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$255,936	44.3%	$(8,733)	(3.3)%	(30)
2007	264,669	44.6	7,659	3.0	(90)
Six Months
2008	$526,458	44.6%	$(4,369)	(0.8)%	(40)
2007	530,827	45.0	21,572	4.2	(50)

(1)   Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and six months ended December 31, 2008 and 2007 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$188,240	42.3%	$(3,209)	(1.7)%	(20)
2007	191,449	42.5	1,390	0.7	(140)
Six Months
2008	$390,198	42.7%	$2,639	0.7%	(20)
2007	387,559	42.9	9,468	2.5	(110)

(1)   Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three and six months ended December 31, 2008 was primarily due to slightly higher cost of goods used in service as a result of price increases implemented by suppliers along with higher bank charges due to increased credit card usage by customers.  Additionally, for the six months ended December 31, 2008, the basis point decrease was due to hurricanes Gustav and Ike and recent salon acquisitions, which have higher cost payroll plans.

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

Product Margin (Excluding Depreciation).  Product margin for the three and six months ended December 31, 2008 and 2007 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$67,696	51.0%	$(5,524)	(7.5)%	(50)
2007	73,220	51.5	6,268	9.4	70
Six Months
2008	$136,260	51.0%	$(7,008)	(4.9)%	(90)
2007	143,268	51.9	12,104	9.2	120

(1)   Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in product margin as a percent of product revenues during the three and six months ended December 31, 2008 was primarily due to a mix play, as a larger than expected percentage of our product sales came from lower-margin promotional items.  We are not promoting or discounting at a higher rate, but we are seeing consumers continuing to be more value-focused through buying promotional items at a higher rate than prior periods.

The basis point improvement in product margins as a percent of product revenues during the three and six months ended December 31, 2007 was primarily due refinements made to our inventory tracking systems.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and six months ended December 31, 2008 and 2007 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$47,620	8.1%	$3,541	8.0%	90
2007	44,079	7.2	(5,973)	(11.9)	(140)
Six Months
2008	$96,022	8.0%	$2,612	2.8%	40
2007	93,410	7.6	(8,080)	(8.0)	(120)

(1)   Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2008 was primarily due to the reclassification from rent for rubbish removal and utilities that we pay our landlords as part of our operating lease agreements.  This increase was partially offset by a $6.7 million reduction in self insurance accruals primarily related to prior years’ workers’ compensation reserves as a result of successful safety and return-to-work programs implemented over the past few years.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and six months ended December 31, 2008 and 2007 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$72,531	12.3%	$(10,529)	(12.7)%	(120)
2007	83,060	13.5	4,431	5.5	—
Six Months
2008	$150,295	12.5%	$(16,021)	(9.6)%	(110)
2007	166,316	13.6	12,424	8.1	30

(1)   Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2008 was primarily due to cost savings initiatives implemented by the Company, the deconsolidation of the European franchise salon operations and the absence of professional fees that were incurred in the comparable periods related to investment transactions and cost saving initiatives.

The basis point decrease in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2007 was primarily due increased professional fees of $2.3 million related to investment transactions.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2008 and 2007, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$81,981	14.0%	$(7,210)	(8.1)%	(50)
2007	89,191	14.5	6,272	7.6	30
Six Months
2008	$174,192	14.5%	$(2,248)	(1.3)%	10
2007	176,440	14.4	11,563	7.0	20

(1)   Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in rent expense as a percent of consolidated revenues during the three months ended December 31, 2008 was primarily due to the reclassification to site operating expense for rubbish removal and utilities that we pay our landlords as part of our operating lease agreements.  Partially offsetting the basis point improvement was negative leverage in this fixed cost category due to negative same-store sales.

The basis point decrease in rent expense as a percent of consolidated revenues during the six months ended December 31, 2008 is primarily due to negative leverage in this fixed cost category due to negative same-store sales.  Partially offsetting the basis point decrease was the reclassification to site operating expense for rubbish removal and utilities as discussed above.

The basis point decrease in rent expense as a percent of consolidated revenues during the three and six months ended December 31, 2007 was primarily due to negative leverage in this fixed cost category, as salon rents are increasing at a slightly faster rate than our overall same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2008 and 2007 was as follows:

		Expense as %
		of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$27,519	4.7%	$(735)	(2.6)%	10
2007	28,254	4.6	1,002	3.7	(10)
Six Months
2008	$54,787	4.6%	$(1,750)	(3.1)%	—
2007	56,537	4.6	2,756	5.1	—

(1)   Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three months ended December 31, 2008 was primarily due to the decrease in same-store-sales. D&A as a percent of consolidated revenues during the six months ended December 31, 2008 was consistent with prior year D&A as a percent of consolidated revenues.

D&A as a percent of consolidated revenues during the three and six months ended December 31, 2007 was consistent with prior year D&A as a percent of consolidated revenues.

Goodwill impairment

Goodwill impairment expenses for the three and six months ended December 31, 2008 and 2007 were as follows:

		Expense as %
	Goodwill	of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$41,661	7.1%	$41,661	100.0%	710
2007	—	—	—	—	—
Six Months
2008	$41,661	3.5%	$41,661	100.0%	350
2007	—	—	—	—	—

(1)   Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The Company recorded a $41.7 million goodwill impairment charge related to the salon concepts in the United Kingdom during the three and six months ended December 31, 2008. The recent performance challenges of the International salon operations indicated that the estimated fair value of the International salon operations was less than the current carrying value of this reporting unit’s net assets, including goodwill. There is no remaining goodwill recorded within the salon concepts in the United Kingdom. No impairment of goodwill was recorded during the three and six months ended December 31, 2007.

Lease Termination Costs

Lease termination costs for the three and six months ended December 31, 2008 and 2007 were as follows:

	Lease	Expense as %
	termination	of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	costs	Revenues	Dollar	Percentage	Basis Point(1)
(Dollars in thousands)
Three Months
2008	$847	0.1%	$847	100.0%	10
2007	—	—	—	—	—
Six Months
2008	$1,998	0.2%	$1,998	100.0%	20
2007	—	—	—	—	—

(1)   Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The lease termination costs are associated with the Company’s plan to close up to 160 underperforming company-owned salons in fiscal year 2009. During the three and six months ended December 31, 2008 we closed 19 and 35 salons, respectively. See further discussion within Note 7 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three and six months ended December 31, 2008 and 2007 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$10,878	1.9%	$(838)	(7.2)%	—
2007	11,716	1.9	1,065	10.0	10
Six Months
2008	$21,098	1.8%	$(1,131)	(5.1)%	—
2007	22,229	1.8	1,763	8.6	—

(1)   Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

Interest expense as a percent of consolidated revenues during the three and six months ended December 31, 2008 was consistent with prior year interest as a percent of total revenues.

The basis point increase in interest expense as a percent of consolidated revenues during the three months ended December 31, 2007 was primarily due to increased debt levels used to fund customary acquisitions and investments and the repurchase of $50.0 million of our outstanding common stock.

Income Taxes

Our reported effective income tax rate for the three and six months ended December 31, 2008 and 2007 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	Increase
Three Months
2008	66.7%	3,020
2007	36.5	890
Six Months
2008	168.4%	13,250
2007	35.9	530

(1)   Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three and six months ended December 31, 2008 was due primarily to substantially all of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for each of the three and six months ended December 31, 2008.

The decrease in our overall effective tax rate for the three and six months ended December 31, 2007 was due to the impact of state income taxes and the impact of certain non-deductible professional fees. The prior year rates were favorably impacted by the retroactive reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits. The adoption of FIN 48 at the beginning of fiscal year 2008 caused the Company’s second quarter tax rate to be higher than the estimated annual rate.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three and six months ended December 31, 2008 and 2007, was as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Equity in (loss) income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2008	$(2,338)	$(2,724)	(705.7)%
2007	386	386	100.0
Six Months
2008	$(1,846)	$(1,898)	(3,650.0)%
2007	52	52	100.0

The equity in loss of affiliated companies, net of income taxes for the three and six months ended December 31, 2008 was due to the impairment loss of $4.8 million, net of tax, on our investment in and loans to Intelligent Nurtrients, LLC.  The impairment charge was based on Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal.  The Company determined the loss in value was “other-than-temporary.” Partially offsetting the impairment loss was equity in income recorded for our investment in Provalliance, Empire Education Group, Inc., and Hair Club for Men, Ltd.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion on each respective affiliated company.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations for the three and six months ended December 31, 2008 and 2007was as follows:

	(Loss) income from	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	discontinued operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2008	$(117,466)	$(119,297)	(6,515.4)%
2007	1,831	(4,225)	(69.8)
Six Months
2008	$(119,066)	$(122,048)	(4,092.8)%
2007	2,982	(7,761)	(72.2)

During the three and six months ended December 31, 2008, we concluded that Trade Secret was held for sale and presented as a discontinued operation for all comparable prior periods.  The loss for the three and six months ended December 31, 2008 is the result of the operating losses, net of tax, and the impairment loss on the sale of Trade Secret, net of tax.  Income from discontinued operations for the three and six months ended December 31, 2007 is the result of the operating income, net of tax.  See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three and six months ended December 31, 2008, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro as compared to the comparable prior periods. During the three and six months ended December 31, 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
(Unfavorable) Favorable Impact of Foreign Currency Exchange Rate Fluctuations	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
	(Dollars in thousands)
Three Months
Canadian dollar	$(6,938)	$4,634	$(1,122)	$790
British pound	(10,355)	3,615	6,451	164
Euro	(132)	1,962	(63)	426
Total	$(17,425)	$10,211	$5,266	$1,380
Six Months
Canadian dollar	$(6,303)	$6,660	$(1,019)	$1,158
British pound	(12,810)	7,091	6,398	309
Euro	77	3,179	72	597
Total	$(19,036)	$16,930	$5,451	$2,064

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, International salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and six months ended December 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales Increase
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2008	$511,413	$2,908	0.6%	(3.3)%
2007	508,505	36,034	7.6	0.2
Six Months
2008	$1,041,348	$20,917	2.0%	(1.6)%
2007	1,020,431	78,516	8.3	1.1

The percentage increases (decreases) during the three and six months ended December 31, 2008 and 2007 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	6.8%	4.2%	6.9%	4.1%
Organic growth	(4.1)	2.8	(3.7)	3.9
Foreign currency	(1.4)	1.0	(0.6)	0.7
Franchise revenues	—	—	—	0.1
Closed salons	(0.7)	(0.4)	(0.6)	(0.5)
	0.6%	7.6%	2.0%	8.3%

We acquired 321 North American salons during the twelve months ended December 31, 2008, including 159 franchise buybacks. The decline in organic growth was the result of same-store sales decrease of 3.3 and 1.6 percent for the three and six months ended December 31, 2008, respectively, and the deconsolidation of EEG on August 1, 2007. The foreign currency impact during the three and six months ended December 31, 2008 was driven by the strengthening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 323 North American salons during the twelve months ended December 31, 2007, including 109 franchise buybacks. The organic growth was due primarily to the construction of 325 company-owned salons in North America during the twelve months ended December 31, 2007. The foreign currency impact during the six months ended December 31, 2007 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$65,196	12.7%	$(1,763)	(2.6)%	(50)
2007	66,959	13.2	7,352	12.3	60
Six Months
2008	$130,002	12.5%	$(4,404)	(3.3)%	(70)
2007	134,406	13.2	13,399	11.1	40

(1)   Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three and six months ended December, 31 2008 was primarily lower due to a decline in product margins from mix play, as a larger than expected percentage of our product sales came from lower-margin promotional items, negative leverage in fixed cost categories due to negative same-store sales and lease termination costs associated with the Company’s plan to close underperforming company-owned salons.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three and six months ended December 31, 2007 was primarily due to a reduction in workers’ compensation costs as a result of continued improvement of our safety and return-to-work programs over the recent years.

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

International Salon Revenues.  Total International salon revenues for the three and six months ended December 31, 2008 and 2007 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2008	$41,268	$(31,788)	(43.5)%	(10.7)%
2007	73,056	12,687	21.0	(4.7)
Six Months
2008	$89,715	$(46,622)	(34.2)%	(7.2)%
2007	136,337	20,093	17.3	(4.3)

The percentage increases (decreases) during the three and six months ended December 31, 2008 and 2007 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	—%	5.4%	2.1%	3.2%
Organic growth	(8.8)	7.1	(6.4)	6.1
Foreign currency	(14.4)	9.2	(9.3)	8.8
Franchise revenues	(14.6)	0.6	(14.9)	0.4
Closed salons	(5.7)	(1.3)	(5.7)	(1.2)
	(43.5)%	21.0%	(34.2)%	17.3%

We did not acquire any international salons during the twelve months ended December 31, 2008. The decrease in organic growth was primarily due to same-store sales decreases of 10.7 and 7.2 percent during the three and six months ended December 31, 2008. The foreign currency impact during the three and six months ended December 31, 2008 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the comparable prior period. The decrease in franchise revenues and closed salons was due to the merger of our continental European franchise salon operations with the Franck Provost Salon Group on January 31, 2008.

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

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$(42,591)	(103.2)%	$(49,072)	(757.2)%	(11,210)
2007	6,481	8.9	2,194	51.2	180
Six Months
2008	$(40,894)	(45.6)%	$(51,515)	(485.0)%	(5,340)
2007	10,621	7.8	1,820	20.7	20

(1)   Represents the basis point change in International salon operating income as a percent of International salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three and six months ended December 31, 2008 was primarily due to the goodwill impairment of the United Kingdom division, the deconsolidation of our European franchise salon operations, and greater negative same-store sales than comparable prior periods.

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

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and six months ended December 31, 2008 and 2007 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales (Decrease)
Periods Ended December 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2008	$34,745	$1,640	5.0%	(1.5)%
2007	33,105	3,373	11.3	6.8
Six Months
2008	$69,892	$4,664	7.2%	(0.2)%
2007	65,228	6,399	10.9	7.5

The percentage increases (decreases) during the three and six months ended December 31, 2008 and 2007, were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2008	2007	2008	2007
Acquisitions (previous twelve months)	8.5%	6.6%	9.6%	5.2%
Organic growth	(2.1)	5.0	(0.7)	5.7
Franchise revenues	(1.4)	(0.3)	(1.7)	—
	5.0%	11.3%	7.2%	10.9%

Hair restoration revenues increased during the three and six month periods ended December 31, 2008 and 2007 due to acquisition of seven hair restoration centers through franchise buybacks and construction of four new corporate locations during the twelve months ended December 31, 2008. Organic growth decreased due to negative same-store sales. Franchise revenues decreased due to the reduction in franchise centers.

We acquired eight hair restoration centers during the twelve months ended December 31, 2007, including seven franchise buybacks. Hair restoration revenue from acquisitions increased over six percent primarily due to these franchise buybacks. Organic hair restoration revenue increased five percent due to strong recurring and new customer revenue and surgical hair transplant management fees. Franchise revenues decreased slightly due to the reduction in franchise centers.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and six months ended December 31, 2008 and 2007 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2008	$6,353	18.3%	$(663)	(9.5)%	(290)
2007	7,016	21.2	627	9.8	(30)
Six Months
2008	$12,272	17.6%	$(1,700)	(12.2)%	(380)
2007	13,972	21.4	1,648	13.4	50

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three and six months ended December 31, 2008 is primarily due to the lower operating margins on newly constructed and acquired centers and higher legal costs and financial due diligence associated with a terminated potential acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Periods Ended	Capitalization	Increase (1)
December 31, 2008	48.1%	420
June 30, 2008	43.9	20

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The increase in the debt to capitalization ratio as of December 31, 2008 compared to June 30, 2008 was primarily due to a decrease in shareholder’s equity from the non-cash goodwill impairment within the United Kingdom salon division, the non-cash impairment related to the sale of Trade Secret and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound.

The basis point increase in the debt to capitalization ratio during the twelve months ended June 30, 2008 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2008.

Total assets at December 31, 2008 and June 30, 2008 were as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2008	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,998,857	$2,235,871	$(237,014)	(10.6)%

(1)          Change as compared to prior fiscal year end (June 30).

The non-cash goodwill impairment within the United Kingdom salon division and non-cash impairment related to the sale of Trade Secret salon concept were the primary factors for the decrease in total assets as of December 31, 2008 compared to June 30, 2008.

Total shareholders’ equity at December 31, 2008 and June 30, 2008 was as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2008	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$788,856	$976,186	$(187,330)	(19.2)%

(1)             Change as compared to prior fiscal year end (June 30).

The decrease in shareholders’ equity from June 30, 2008 to December 31, 2008 was primarily due to the non-cash goodwill impairment within the United Kingdom salon division, the non-cash impairment related to the sale of Trade Secret and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound.

Cash Flows

As we reconciled to net (loss) income per the Condensed Consolidated Statement of Cash Flows, the presentation below includes the operations of Trade Secret.

Operating Activities

Net cash provided by operating activities was $74.0 and $92.3 million during the six months ended December 31, 2008 and 2007, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2008	2007
	(Dollars in thousands)
Net (loss) income	$(128,765)	$43,155
Depreciation and amortization	62,629	63,186
Deferred income taxes	(59,808)	(1,202)
Impairment on discontinued operations	171,004	—
Goodwill impairment	41,661	—
Receivables	(3,072)	(4,217)
Inventories	(19,318)	(9,686)
Other current assets	(1,886)	(8,062)
Accounts payable and accrued expenses	3,672	(6,285)
Other non-current liabilities	2,136	14,988
Other	5,721	392
	$73,974	$92,269

Cash provided by operating activities decreased during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 due a decline in operating cash flow as a result of negative same-store sales of 1.9 percent.

Investing Activities

Net cash used in investing activities was $75.9 and $117.4 million during the six months ended December 31, 2008 and 2007, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2008	2007
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(23,069)	$(16,969)
Capital expenditures for the corporate office (including all technology-related expenditures)	(11,309)	(5,680)
Capital expenditures for new salon construction	(14,415)	(21,750)
Proceeds from sale of assets	28	16
Business and salon acquisitions	(30,965)	(53,297)
Proceeds from loans and investments	9,793	10,000
Disbursements for loans and investments	(5,971)	(22,500)
Cash portion of beauty school assets contributed	—	(7,254)
	$(75,908)	$(117,434)

Cash used by investing activities was lower during the six months ended December 31, 2008 compared to the six months ended December 31, 2007 due to the planned reduction in acquisitions and investing and a $16.5 million decrease in disbursements for loans and investments to equity method investments.  In addition, during the six months ended December 31, 2007, there was a $7.3 million cash contribution to Empire Education Group, Inc. associated with 51 contributed accredited cosmetology schools.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Six Months Ended December 31, 2008		For the Six Months Ended December 31, 2007
	Constructed	Acquired	Constructed	Acquired
Regis Salons	7	23	9	—
MasterCuts	12	—	5	—
Trade Secret (1)	8	—	8	2
SmartStyle	37	—	84	—
Strip Centers	30	3	39	6
International	3	—	13	25
	97	26	158	33

(1) As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation.

Financing Activities

Net cash (used in) provided by financing activities was ($43.2) and $3.1 million during the six months ended December 31, 2008 and 2007, respectively, was the result of the following:

	For the Six Months Ended December 30,
Financing Cash Flows	2008	2007
	(Dollars in thousands)
Net borrowings (payments) on revolving credit facilities	$(102,100)	$62,200
Net (repayments) proceeds of long-term debt	63,835	(13,612)
Proceeds from the issuance of common stock	2,306	7,372
Repurchase of common stock	—	(49,957)
Excess tax benefits from stock-based compensation plans	284	1,295
Dividend paid	(3,453)	(3,530)
Other	(4,117)	(653)
	$(43,245)	$3,115

Cash was used by financing activities during the six months ended December 31, 2008 due to the net repayment on revolving credit facilities being greater than the net proceeds from long-term debt as reducing debt levels is one step we are taking to help us continue to be in compliance with our financial debt covenants.

Acquisitions

The acquisitions during the six months ended December 31, 2008 consisted of 83 franchise buybacks and 26 acquired corporate salons. The acquisitions during the six months ended December 31, 2007 consisted of 77 franchise buybacks, and 33 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and six months ended December 31, 2008.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

On October 3, 2008, we completed an $85 million term loan that matures in July 2012.  The proceeds from the term loan were used to pay down the revolving credit facility, allowing for additional availability on the revolving credit facility if needed in the future.  In the current economic environment, we maintain our strong position to access financing as we continue to have a predictable business model, strong operating cash flow and balance sheet.  See further discussion of the term loan within Note 10 of the Condensed Consolidated Financial Statements.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2008. However, the continued global economic downturn and credit crisis have negatively impacted our operating results in the three and six months ended December 31, 2008. Accordingly we continue to take action to reduce debt and interest expense by utilizing intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling. We are also focused on reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing overhead.

Dividends

We paid dividends of $0.08 per share during the six months ended December 31, 2008 and 2007. On January 29, 2008, our Board of Directors declared a $0.04 per share quarterly dividend payable February 26, 2009 to shareholders of record on February 12, 2009.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward—looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic condition; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with the financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations for new salon development; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the company to maintain satisfactory relationships with suppliers; the ability of the Company to consummate the planned closure of salons and the related realization of the anticipated costs, benefits and time frame; the ability of the Company to consummate the planned sale transaction of Trade Secret; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2008. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including $0.1 and $0.3 million related to the fair value swaps at December 31, 2008 and June 30, 2008, respectively, the Company had the following outstanding debt balances:

	December 31,	June 30,
	2008	2008
	(Dollars in thousands)
Fixed rate debt	$600,531	$525,647
Floating rate debt	132,000	239,100
	$732,531	$764,747

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2008 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and six months ended December 31, 2008.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins.  A variety of factors affect comparable same store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions.  These factors may cause our comparable same store sales results to differ materially from prior periods and from our expectations.  Our comparable same store sales results excluding the Trade Secret salons presented within discontinued operations for the three and six months ended December 31, 2008 declined 3.8 and 1.9 percent, respectively, compared to the three and six months ended December 31, 2007.

If we are unable to improve our comparable same store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected.  Furthermore, continued decline in same store sales performance may cause us to be in default of certain covenants in our financing arrangements.

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

Termination of the sale of Trade Secret prior to closing may adversely affect our earnings

The Company entered into a Stock Purchase Agreement on January 26, 2009 to sell all the issued and outstanding shares of the Capital Stock of Trade Secret Inc.  Termination prior to closing may adversely affect our earnings as Trade Secret is projected to have an operating loss for the remainder of the fiscal year.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 23, 2008, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors, the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, and the transaction of such other business as may properly come up before the meeting or any adjournment or postponement thereof took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	38,674,545	328,505
Paul D. Finkelstein	38,622,379	380,671
Thomas L. Gregory	38,670,927	332,123
Van Zandt Hawn	38,675,565	327,485
Susan S. Hoyt	38,686,715	316,335
David B. Kunin	38,347,687	655,363
Stephen Watson	38,719,045	284,005

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	38,573,077
Against	411,933
Abstain	18,038

Transact other business as may properly come before the meeting:

For	13,274,084
Against	23,931,885
Abstain	1,797,080

Item 6.  Exhibits

Exhibit 10(a)(*)

Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company’s Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007).

Exhibit 10(b)(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Paul D. Finkelstein.

Exhibit 10(c)(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Randy L. Pearce.

Exhibit 10(d)(*)	Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and Gordon Nelson.

Exhibit 10(e)(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and certain senior executive officers.

Exhibit 10(f)(*)	Amendment to Amended and Restated Compensation Agreement, dated December 23, 2008, between the Company and Myron Kunin.

Exhibit 10(g)(*)	2004 Long Term Incentive Plan as Amended and Restated effective December 31, 2008.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 9, 2009	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer