Form 10-Q
period 2009-03-31
REGIS CORP
filed 2009-05-11
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 7, 2009:

Common Stock, $.05 par value	43,864,304
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of March 31, 2009 and June 30, 2008
(In thousands, except share data)

	March 31, 2009	June 30, 2008
ASSETS
Current assets:
Cash and cash equivalents	$57,063	$127,627
Receivables, net	35,713	37,824
Inventories	165,022	212,468
Deferred income taxes	19,963	15,954
Income tax receivable	52,491	12,512
Other current assets	39,515	38,766
Total current assets	369,767	445,151

Property and equipment, net	407,660	481,851
Goodwill	760,565	870,993
Other intangibles, net	128,205	144,291
Investment in and loans to affiliates	218,330	247,102
Other assets	43,305	46,483

Total assets	$1,927,832	$2,235,871

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$121,260	$230,224
Accounts payable	63,297	69,693
Accrued expenses	156,634	207,605
Total current liabilities	341,191	507,522

Long-term debt and capital lease obligations	580,347	534,523
Other noncurrent liabilities	222,843	217,640
Total liabilities	1,144,381	1,259,685
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 43,202,231 and 43,070,927 common shares at March 31, 2009 and June 30, 2008, respectively	2,160	2,153
Additional paid-in capital	152,028	143,265
Accumulated other comprehensive income	25,560	101,973
Retained earnings	603,703	728,795

Total shareholders’ equity	783,451	976,186

Total liabilities and shareholders’ equity	$1,927,832	$2,235,871

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended March 31, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Revenues:
Service	$453,301	$467,145
Product	141,169	137,667
Royalties and fees	9,616	14,045
	604,086	618,857
Operating expenses:
Cost of service	259,465	267,705
Cost of product	74,217	66,060
Site operating expenses	49,864	47,506
General and administrative	69,592	77,825
Rent	85,654	89,662
Depreciation and amortization	27,384	26,958
Lease termination costs	838	—
Total operating expenses	567,014	575,716

Operating income	37,072	43,141

Other income (expense):
Interest expense	(9,684)	(11,266)
Interest income and other, net	1,316	1,829

Income from continuing operations before income taxes and equity in income of affiliated companies	28,704	33,704

Income taxes	(9,667)	(15,196)
Equity in income of affiliated companies, net of income taxes	1,988	638

Income from continuing operations	21,025	19,146

Loss from discontinued operations, net of income taxes (Note 2)	(12,171)	(178)

Net income	$8,854	$18,968

Net income (loss) per share:
Basic:
Income from continuing operations	0.49	0.45
Loss from discontinued operations, net of income taxes	(0.28)	(0.01)
Net income per share, basic	$0.21	$0.44

Diluted:
Income from continuing operations	0.49	0.44
Loss from discontinued operations, net of income taxes	(0.28)	—
Net income per share, diluted	$0.21	$0.44

Weighted average common and common equivalent shares outstanding:
Basic	42,905	42,638
Diluted	42,917	43,025

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the nine months ended March 31, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Revenues:
Service	$1,367,414	$1,370,759
Product	408,126	413,583
Royalties and fees	29,501	56,511
	1,805,041	1,840,853
Operating expenses:
Cost of service	783,380	783,760
Cost of product	204,914	198,708
Site operating expenses	145,886	140,916
General and administrative	219,887	244,141
Rent	259,846	266,102
Depreciation and amortization	82,171	83,495
Goodwill impairment	41,661	—
Lease termination costs	2,836	—
Total operating expenses	1,740,581	1,717,122

Operating income	64,460	123,731

Other income (expense):
Interest expense	(30,782)	(33,495)
Interest income and other, net	6,513	6,074

Income from continuing operations before income taxes and equity in income of affiliated companies	40,191	96,310

Income taxes	(29,008)	(37,681)
Equity in income of affiliated companies, net of income taxes	142	690

Income from continuing operations	11,325	59,319

(Loss) income from discontinued operations, net of income taxes (Note 2)	(131,237)	2,804

Net (loss) income	$(119,912)	$62,123

Net (loss) income per share:
Basic:
Income from continuing operations	0.26	1.37
(Loss) income from discontinued operations, net of income taxes	(3.06)	0.06
Net (loss) income per share, basic	$(2.80)	$1.43

Diluted:
Income from continuing operations	0.26	1.36
(Loss) income from discontinued operations, net of income taxes	(3.05)	0.06
Net (loss) income per share, diluted	$(2.79)	$1.42

Weighted average common and common equivalent shares outstanding:
Basic	42,863	43,303
Diluted	42,966	43,831

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the nine months ended March 31, 2009 and 2008

(In thousands)

	2009	2008
Cash flows from operating activities:
Net (loss) income	$(119,912)	$62,123
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	84,189	84,800
Amortization	7,544	8,640
Equity in income of affiliated companies	(142)	(690)
Deferred income taxes	(5,952)	1,250
Impairment on discontinued operations	183,090	—
Goodwill impairment	41,661	—
Excess tax benefits from stock-based compensation plans	(284)	(1,335)
Stock-based compensation	5,450	4,998
Other noncash items affecting earnings	(4,291)	1,874
Changes in operating assets and liabilities:
Receivables	(3,808)	(1,183)
Inventories	(547)	(3,740)
Income tax receivable	(39,979)	22,747
Other current assets	(2,391)	(18,259)
Other assets	1,137	13,949
Accounts payable	(2,694)	(6,032)
Accrued expenses	(21,344)	(1,453)
Other noncurrent liabilities	(1,002)	150
Net cash provided by operating activities	120,725	167,839

Cash flows from investing activities:
Capital expenditures	(64,039)	(64,696)
Proceeds from sale of assets	51	21
Asset acquisitions, net of cash acquired and certain obligations assumed	(40,051)	(124,379)
Proceeds from loans and investments	17,489	10,000
Disbursements for loans and investments	(5,971)	(43,900)
Transfer of cash related to contribution of schools and European franchise salon operations	—	(14,570)
Net cash used in investing activities	(92,521)	(237,524)

Cash flows from financing activities:
Borrowings on revolving credit facilities	4,899,600	6,883,917
Payments on revolving credit facilities	(4,973,800)	(6,863,630)
Proceeds from issuance of long-term debt	85,000	125,000
Repayments of long-term debt and capital lease obligations	(83,519)	(67,926)
Repurchase of common stock	—	(49,956)
Excess tax benefits from stock-based compensation plans	284	1,335
Proceeds from issuance of common stock	2,307	7,897
Dividends paid	(5,181)	(5,245)
Other	(4,328)	(7,343)
Net cash (used in) provided by financing activities	(79,637)	24,049

Effect of exchange rate changes on cash and cash equivalents	(19,131)	(2,860)

Decrease in cash and cash equivalents	(70,564)	(48,496)
Cash and cash equivalents:
Beginning of period	127,627	184,785
End of period	$57,063	$136,289

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2009 and for the three and nine months ended March 31, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2009 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of March 31, 2009 and for the three and nine month periods ended March 31, 2009 and 2008 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated May 11, 2009 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Inventories:

Inventories consist principally of hair care products for retail product sales.  A portion of inventories are also used for salon services consisting of hair color, hair care products (including shampoo and conditioner) and hair care treatments (including permanents, neutralizers and relaxers).  Inventories are stated at the lower of cost or market, with cost determined on a weighted average cost basis.

Physical inventory counts are performed semi-annually. Product and service inventories are adjusted based on the results of the physical inventory counts.  Between the physical inventory counts, cost of retail product sold to salon customers is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor and the cost of product used in salon services is determined by applying estimated gross profit margins to service revenues.  The estimated gross profit margins related to service inventories are updated semi-annually based on the results of the physical inventory counts and other factors that could impact the Company’s margin rate estimates such as mix of service sales, discounting and special promotions. Actual results for the estimated gross margin percentage as compared to the semi-annual estimates have not historically resulted in material adjustments to our statement of operations.

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

Total compensation cost for stock-based payment arrangements totaled $5.5 and $5.0 million for the nine months ended March 31, 2009 and 2008, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of March 31, 2009 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2008	1,713	$24.55
Granted	2	26.79
Exercised	(133)	17.17
Forfeited or expired	(6)	36.24
Outstanding at September 30, 2008	1,576	$25.14
Granted	—	—
Exercised	(1)	19.28
Forfeited or expired	(19)	33.10
Outstanding at December 31, 2008	1,556	$25.05
Granted	—	—
Exercised	—	—
Forfeited or expired	(38)	32.58
Outstanding at March 31, 2009	1,518	$24.86
Exercisable at March 31, 2009	1,187	$22.32

Outstanding options of 1,517,796 at March 31, 2009 had an intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 3.7 years.  Exercisable options of 1,187,096 at March 31, 2009 had an intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 2.5 years.  An additional 317,086 options are expected to vest with a $34.05 per share weighted average grant price and a weighted average remaining contractual life of 7.9 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

Grants of RSAs, RSUs and SARs outstanding under the 2004 Plan, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2008	523	$36.76	527	$35.70
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	(8)	34.31	(14)	38.27
Balance, September 30, 2008	515	$36.80	513	$35.69
Granted	—	—	—	—
Vested/Exercised	1	34.01	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2008	516	$36.80	513	$35.69
Granted	—	—	—	—
Vested/Exercised	1	34.00	—	—
Forfeited or expired	(11)	35.15	(11)	35.23
Balance, March 31, 2009	506	$36.83	502	$35.70

Outstanding and unvested RSAs of 290,843 at March 31, 2009 had an intrinsic value of $4.2 million and a weighted average remaining contractual term of 1.6 years.  An additional 278,960 awards are expected to vest with a total intrinsic value of $4.0 million.

Outstanding and unvested RSUs of 215,000 at March 31, 2009 had an intrinsic value of $3.1 million and a weighted average remaining contractual term of 3.0 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 502,050 at March 31, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.3 years.  Exercisable SARs of 176,980 at March 31, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.9 years.  An additional 317,143 rights are expected to vest with a $34.02 per share weighted average grant price, a weighted average remaining contractual life of 8.0 years and a total intrinsic value of zero.

Total cash from the exercise of share-based instruments for the three and nine months ended March 31, 2009 was zero and $2.3 million, respectively. Total cash received from the exercise of share-based instruments for the three and nine months ended March 31, 2008 was $0.5 million and $7.9 million, respectively.

As of March 31, 2009, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $17.2 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.1 years as of March 31, 2009.

The total intrinsic value of all stock-based compensation (the amount by which the respective March 31 stock price exceeded the exercise or grant date price) that was exercised during the three and nine months ended March 31, 2009 was zero and $1.6 million, respectively. The total intrinsic value of all stock-based compensation (the amount by which the respective March 31 stock price exceeded the exercise or grant date price) that was exercised during the three and nine months ended March 31, 2008 was $0.3 and $6.6 million, respectively.

The total fair value of awards vested during the nine months ended March 31, 2009 and 2008 was less than $0.1 million, respectively.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On July 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157 and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to the Company’s fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities.  The Company’s adoption did not impact its consolidated financial position or results of operations as all fair value measurements were in accordance with SFAS No. 157 upon adoption.  The additional disclosures required by SFAS No. 157 are included in Note 4 to the Condensed Consolidated Financial Statements.  The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording an asset or liability arising from a contingency at the date of an acquisition at fair value if fair value can be reasonably determined.  If fair value can not be determined, the asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company’s fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. SFAS No. 141(R) is expected to have a material impact on how the Company will identify, negotiate and value future acquisitions and may materially impact the Company’s Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161). SFAS No. 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The Company adopted SFAS No. 161 and provided the enhanced disclosure requirements with respect to the Company’s derivative instruments and hedging activities effective with the filing of Form 10-Q for the quarter ended March 31, 2009.  The additional disclosures required by SFAS No. 161 are included in Note 9 to the Condensed Consolidated Financial Statements.

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. FSP EITF 03-6-1 is effective for the Company’s fiscal year 2010. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company’s outstanding unvested restricted stock awards do not contain rights to non-forfeitable dividends and as a result, FSP EITF 03-6-1 will have no impact on the Company’s diluted earnings per share.

2.                                      DISCONTINUED OPERATIONS:

On January 26, 2009, the Company entered into an agreement to sell its Trade Secret salon concept (Trade Secret).  The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret.   The sale of Trade Secret included 659 company-owned salons and 62 franchise salons, all of which had historically been reported within the Company’s North America reportable segment. The sale of Trade Secret closed on February 16, 2009.

The Company concluded that Trade Secret qualified as held for sale under Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS. No. 144), as of December 31, 2008 and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented.  The conclusion was based on management having the authority to commit the Company to sell Trade Secret within parameters approved by the Board of Directors, the salons being available for sale in present condition, negotiations being held with a potential buyer and the sale was probable as of December 31, 2008. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to Emerging Issues Task Force (EITF) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations.  The agreement includes a provision that the Company will supply product to the buyer of Trade Secret and provide certain administrative services for a transition period of six months following the date of sale with possible extension to not more than eleven months.  The Company recognized $12.6 million of product revenues on the supply of product and $1.0 million of other income related to the administrative services during the three months ended March 31, 2009.  The Company has a $9.8 million outstanding receivable with the buyer of Trade Secret as of March 31, 2009.

As the proceeds the Company received from the sale of Trade Secret were negligible, the Company recognized impairment charges within discontinued operations during the three and nine months ended March 31, 2009 set forth in the following table.

	For the Periods Ended March 31, 2009
	Three Months	Nine Months
	(Dollars in thousands)
Inventories	$10,601	$44,200
Property and equipment, net	765	57,256
Goodwill	—	78,126
Other intangibles, net	—	7,187
Other assets	1,310	4,206
Other liabilities	(1,408)	(7,885)
Impairment loss/loss on sale before income taxes	$11,268	$183,090

The (loss) income from discontinued operations are summarized below:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$28,889	$61,198	$163,436	$188,968
(Loss) income from discontinued operations, before income taxes	(12,789)	(1,036)	(190,234)	4,132
Income tax benefit (provision) on discontinued operations	618	858	58,997	(1,328)
(Loss) income from discontinued operations, net of income taxes	$(12,171)	$(178)	$(131,237)	$2,804

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Shares in thousands)
Weighted average shares for basic earnings per share	42,905	42,638	42,863	43,303
Effect of dilutive securities:
Dilutive effect of stock-based compensation	12	280	103	421
Contingent shares issuable under contingent stock agreements	—	107	—	107
Weighted average shares for diluted earnings per share	42,917	43,025	42,966	43,831

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	291	247	291	247
RSUs (1)	215	215	215	215
	506	462	506	462
Diluted earnings per share:
Stock options (2)	1,533	720	905	494
SARs (2)	506	389	513	391
RSAs (2)	279	117	279	117
RSUs (2)	215	215	215	215
	2,533	1,441	1,912	1,217

(1)           Shares were not vested

(2)           Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the nine months ended March 31, 2009 was due to the following:

(Dollars in thousands)
Balance, June 30, 2008	$143,265
Exercise of stock options	2,300
Tax benefit realized upon exercise of stock options	592
Stock-based compensation	5,450
Franchise stock incentive plan	378
Other	43
Balance, March 31, 2009	$152,028

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three and nine months ended March 31, 2009 and 2008 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$8,854	$18,968	$(119,912)	$62,123
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure and foreign currency exposure, net of taxes	235	(1,023)	(2,865)	(3,865)
Change in cumulative foreign currency translation	(14,432)	2,396	(73,548)	24,134

Total comprehensive (loss) income	$(5,343)	$20,341	$(196,325)	$82,392

4.                                      FAIR VALUE MEASUREMENTS:

As discussed in Note 1 to the Condensed Consolidated Financial Statements, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP No. 157-2, on July 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS

Noncurrent assets
Derivative instruments	$3,800	$—	$3,800	$—

LIABILITIES

Long-term liabilities
Derivative instruments	$7,675	$—	$7,675	$—
Equity put option	20,734	—	—	20,734

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

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put option and an equity call option. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.  The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date, and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples based on available market data.  At June 30, 2008, the fair value of the equity put option was $24.8 million. The value of the equity put option as of March 31, 2009 was determined to be consistent with the value recorded at June 30, 2008. The $4.1 million decrease in the fair value of the equity put option since June 30, 2008 relates to foreign currency translation and has been recorded in accumulated other comprehensive income in the March 31, 2009 Condensed Consolidated Balance Sheet. The Company determined the equity call option to have no value at March 31, 2009.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

As indicated in Note 1 to the Condensed Consolidated Financial Statements, the aspects of SFAS No. 157 for which the effective date was deferred for one year (i.e., the Company’s first quarter of fiscal year 2010) under FSP No. 157-2 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

5.                                      GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2009 and June 30, 2008:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2008	$668,799	$48,461	$153,733	$870,993
Goodwill acquired (1)	31,323	(1,255)	540	30,608
Translation rate adjustments	(10,802)	(5,545)	(43)	(16,390)
Resolution of pre-acquisition contingency	—	—	(4,859)	(4,859)
Goodwill impairment (2)(3)	(78,126)	(41,661)	—	(119,787)
Balance at March 31, 2009	$611,194	$—	$149,371	$760,565

(1)

Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations. For the nine months ended March 31, 2009 the $1.3 million reduction to international goodwill related to the settlement of the escrow account on an acquisition that closed in September 2007.

(2)	See Note 2 of the Condensed Consolidated Financial Statements for discussion of the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations.

(3)

During the three months ended December 31, 2008 the fair value of the Company’s stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company’s stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008. As a result of the Company’s interim impairment test of goodwill a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations during the three months ended December 31, 2008. The recent performance challenges of the United Kingdom salon operations indicated that the estimated fair value was less than the current carrying value of this reporting unit’s net assets, including goodwill.

A summary of the Company’s goodwill balance as of March 31, 2009 by reporting unit is as follows:

Reporting Unit	As of March 31, 2009
(Dollars in thousands)
Regis	$136,174
MasterCuts	4,652
SmartStyle	47,345
Supercuts	120,342
Promenade	302,681
Total North America Salons	611,194
Hair Restoration Centers	149,371
Consolidated Goodwill	$760,565

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, we perform our impairment analysis of goodwill during the third quarter of each fiscal year in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). In evaluating whether goodwill was impaired, the Company compared the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

Based on the Company’s annual impairment analysis of goodwill performed during the third quarter of fiscal year 2009, no further impairment of goodwill was recorded.  The estimated fair value of the Regis salon concept exceeded its carrying value by approximately four percent and the estimated fair value of Hair Restoration Centers exceeded carrying value by approximately twelve percent.  The respective fair values of the Company’s remaining reporting units exceeded fair value by a much larger percentage.  While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods.  The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company.  Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value.  The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers’ goodwill.

As a result of the higher likelihood of impairment of the Regis salon concept and Hair Restoration Centers’ goodwill and sensitivity of the Company’s critical assumptions in estimating fair value of these reporting units, the Company has provided additional information related to these two reporting units.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

		Approximate
		Impact on
Regis Salon Concept Critical Assumptions	Change	Fair Value
		(in thousands)
Discount Rate	1.0%	$5,900
Same-Store Sales	1.0%	19,000

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers’ goodwill balance (the approximate impact of the change in critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

		Approximate
		Impact on
Hair Restoration Centers Critical Assumptions	Change	Fair Value
		(in thousands)
Discount Rate	1.0%	$20,300
Same-Store Sales	1.0%	17,800

As of March 31, 2009, our estimated fair value as determined by the sum of the fair values of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium.  Subsequent to March 31, 2009, the fair value of our stock continues to fluctuate and regularly trades below our book value per share.  Adverse changes in expected operating results, an extended period of our stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairment of goodwill.

The table below presents other intangible assets as of March 31, 2009 and June 30, 2008:

	March 31, 2009				June 30, 2008
		Accumulated	Trade Secret			Accumulated
	Cost	Amortization (1)	Impairment (2)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,431	$(9,399)	$(1,733)	$69,299	$81,407	$(8,072)	$73,335
Customer lists	52,045	(21,895)	—	30,150	51,316	(17,444)	33,872
Franchise agreements	25,299	(6,175)	(4,897)	14,227	27,115	(6,363)	20,752
Lease intangibles	15,040	(3,549)	(475)	11,016	14,771	(2,887)	11,884
Non-compete agreements	367	(269)	(35)	63	785	(631)	154
Other	6,688	(3,191)	(47)	3,450	7,974	(3,680)	4,294

	$179,870	$(44,478)	$(7,187)	$128,205	$183,368	$(39,077)	$144,291

(1)

Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

(2)	The net book value of the Trade Secret intangible assets was written off as of December 31, 2008 as part of the sale of Trade Secret (see Note 2).

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

	Weighted Average
	Amortization Period
	(In years)
	March 31, 2009	June 30, 2008
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	21
Lease intangibles	20	20
Non-compete agreements	4	5
Other	18	17
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 and $2.8 million during the three months ended March 31, 2009 and 2008, respectively, and $7.5 and $8.5 million during the nine months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2009 (Remainder: three-month period)	$2,474
2010	9,666
2011	9,469
2012	9,272
2013	9,000

6.                                      ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the nine months ended March 31, 2009 and 2008, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2009 and 2008 and the allocation of the purchase prices were as follows:

	For the Nine Months Ended March 31,
Allocation of Purchase Prices	2009	2008
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$40,051	$124,379
Note receivable applied to purchase price	—	10,000
Deferred purchase price	75	2,602
	$40,126	$136,981
Allocation of the purchase price:
Current assets	$1,321	$15,184
Property and equipment	6,150	20,414
Deferred income taxes	1,787	—
Goodwill	30,608	97,927
Identifiable intangible assets	1,317	15,976
Other long-term assets	—	1,210
Accounts payable and accrued expenses	(754)	(12,330)
Other noncurrent liabilities	(303)	(1,400)
	$40,126	$136,981

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

During the nine months ended March 31, 2009 and 2008, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of March 31, 2009 and June 30, 2008:

	March 31, 2009	June 30, 2008
	(Dollars in thousands)
Provalliance	$104,374	$119,353
Empire Education Group, Inc.	94,692	109,307
Intelligent Nutrients, LLC	—	5,657
MY Style	14,235	7,756
Hair Club for Men, Ltd.	5,029	5,029
	$218,330	$247,102

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2009.

The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018.  The acquisition price is determined based on the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period which is intended to approximate fair value.  The estimated fair value of the Equity Put has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the fair value of the Equity Put are recorded in the Company’s consolidated statement of operations. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

The Company’s investment in Provalliance is accounted for under the equity method of accounting.  The Company concluded that Provalliance is a variable interest entity for which the Company is not the primary beneficiary.  This assessment was based on the Company’s 30.0 percent equity ownership interest, and the impact and expected timing of the Equity Put.  During the nine month period ended March 31, 2009, the Company recorded $4.9 million of equity in income related to its investment in Provalliance. The decline in investment balance above is due to translation. The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG operates 87 accredited cosmetology schools.

At March 31, 2009 the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no borrowings as of March 31, 2009.  During the three and nine months ended March 31, 2009 and 2008 the Company recorded $0.1 and $0.8 million, respectively, and $0.4 and $0.6 million of interest income, respectively, related to the loan and revolving credit facility.

The Company accounts for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. During the nine months ended March 31, 2009 and 2008, the Company recorded $0.3 and $0.7 million, respectively, of equity earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loans receivable.

Intelligent Nutrients LLC

The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s ownership percentage decreased from 50.0 percent to 49.0 percent during the Company’s 2008 fiscal year due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor.

Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. In addition, professional hair care and personal care products are currently available. These products are offered at the Company’s corporate and franchise salons, and eventually in other independently owned salons. The Company’s investment in Intelligent Nutrients, LLC is accounted for under the equity method of accounting. The Company completed $3.0 million of loans to Intelligent Nutrients, LLC in August 2008.

During the three months ended December 31, 2008, the Company determined that its investment in and loans to Intelligent Nutrients, LLC was impaired and the fair value was zero due to Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with a price point that would develop broad consumer appeal.  The Company also determined that the loss in value was “other-than-temporary” and recognized a pretax, non-cash impairment charge of $7.8 million for the full carrying value of the investment and loans as of December 31, 2008. The loss is included within the equity in loss of affiliated companies on the Statement of Operations.  The Company has no further exposure to loss related to the Company’s involvement with Intelligent Nutrients, LLC.

MY Style

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (MY Style Note) for an aggregate amount of 1.3 billion JPY ($11.3 million).  As of March 31, 2009, $1.6 million and $8.2 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the investment and the outstanding notes.

Exchangeable Note.  As of March 31, 2009 the amount outstanding under the Exchangeable Note is $7.1 million (JPY 711,131,284). The Exchangeable Note is to be redeemed by Yamano Holding Corporation in accordance with the following schedule:  JPY 100,000,000 on September 30, 2009, JPY 100,000,000 on September 30, 2010 and JPY 511,131,284 on September 30, 2011.  The Exchangeable Note accrues interest at 1.845% and interest is payable on September 30, 2011 with the final principal payment.  The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the three and nine months ended March 31, 2009 and 2008.  Prior to September 30, 2011 Regis has the option to exchange a portion of the Exchangeable Note (21,700,000 JPY) for 217 ordinary shares of stock of MY Style Co, Ltd, which was equivalent to 27.1% of the 800 ordinary shares of stock of MY Style Co, Ltd. outstanding as of the issuance date.  The exchangeable portion of the Exchangeable Note is recorded as an equity method investment as it is probable that the Company will exercise its right to exchange a portion of the note into equity of MY Style.

In September 2008, the Company advanced an additional 300,000,000 JPY ($2.9 million as of September 2008) to Yamano Holding Corporation and extended the maturity date of the existing Exchangeable Note to September 2011.  In connection with the 300,000,000 JPY advance the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the outstanding shares of MY Style. Prior to September 2008 the exchangeable portion of the Exchangeable Note was accounted for by Regis as a cost method investment.

MY Style Note.  As of March 31, 2009 the amount outstanding under the MY Style Note is $2.7 million (JPY 267,336,927 million). Principal payments of 52,164,000 Japanese Yen along with accrued interest are due annually on May 31 through May 31, 2013.  The MY Style Note accrues interest at 3%.  The Company recorded less than $0.1 million in interest income related to the MY Style Note during the three and nine months ended March 31, 2009 and 2008.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the nine months ended March 31, 2009 and 2008 the Company recorded income of $0.4 and $1.1 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

Cool Cuts 4 Kids, Inc.

On February 10, 2009, the Company exercised the right to purchase all of the Cool Cuts 4 Kids, Inc. (Cool Cuts 4 Kids) assets. The results of operations for Cool Cuts 4 Kids are included in the Consolidated Statement of Operations since the date of acquisition. Prior to acquisition, the Company held an interest of less than 20 percent in the preferred stock of Cool Cuts 4 Kids which was accounted for under the cost method of accounting.

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

The Company anticipated the pre-tax charge for the store closings would total approximately $20 to $25 million.  This included approximately $4.5 million of incremental non-cash asset write-downs which were recognized in the fourth quarter of fiscal year 2008.  The incremental non-cash asset write-downs in the fourth quarter of fiscal year 2008 were $3.4 million for the North America reportable segment and $1.1 million for the International reportable segment.  The balance of approximately $15 to $20 million was related to the original estimate of lease termination costs that were expected to be recognized primarily in fiscal year 2009.

As of March 31, 2009, 47 stores ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to March 31, 2009. Of the 47 stores, 39 stores were within the North America reportable segment, three stores within the International segment, and five stores within discontinued operations. Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations. Lease termination costs related to the Trade Secret salon concept are reported within discontinued operations. As lease settlements are negotiated the Company has found that some lessors are willing to negotiate rent reductions which has allowed the Company to keep operating certain stores.  As a result, the Company expects that the number of stores to be closed will be less than the 160 stores originally communicated, reducing the estimated lease termination costs of $15 to $20 million to approximately $6.0 million. Therefore, we now expect the expense related to future lease terminations to be approximately $2.7 million.

Lease termination expense represents either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The activity reflected in the accrual for lease termination costs is as follows:

Accrual for lease terminations
(Dollars in thousands)
Balance at July 1, 2008	$—
Provision for lease termination expense:
Provisions associated with lease terminations	1,173
Change in assumptions about lease terminations and sublease income	—
Cash payments	(695)
Balance at September 30, 2008	$478
Provision for lease termination expense:
Increase in provisions associated with lease terminations	1,298
Change in assumptions about lease terminations and sublease income	—
Cash payments	(1,105)
Balance at December 31, 2008	$671
Provision for lease termination expense:
Increase in provisions associated with lease terminations	854
Change in assumptions about lease terminations and sublease income	—
Cash payments	(704)
Balance at March 31, 2009	$821

In the nine months ended March 31, 2009, the Company incurred $3.3 million of lease termination expense of which $0.5 million of relates to five salons within the Trade Secret concept and is accounted for within the loss on discontinued operations as of March 31, 2009.  Cash payments of $0.3 million have been made on four of the five salons within the Trade Secret concept.

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

9.             DERIVATIVE FINANCIAL INSTRUMENTS:

In January 2009, the Company adopted Statement of Financial Accounting Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No.), which amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), to provide a reader of the financial statements an enhanced understanding of the Company’s use of derivative instruments, how the Company accounts for its derivative instruments under SFAS No. 133 and the instruments’ effects on financial position, financial performance and cash flows.

The Company’s primary market risk exposures in the normal course of business are changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of strategies, including the use of derivative financial instrument contracts.  By policy, the Company does not enter into such contracts for the purpose of speculation or trading.  Hedging transactions are limited to an underlying exposure.  The Company has established an interest rate management policy that manages the interest rate mix of its total debt portfolio and related overall cost of borrowing.  The Company’s variable rate debt typically represents 35 to 45 percent of the total debt portfolio.  The Company’s foreign currency exchange rate risk management policy includes frequently monitoring market data and external factors that may influence exchange rate fluctuations in order to minimize fluctuation in earnings due to changes in exchange rates.  The Company enters into arrangements with individual counterparties that the Company believes are creditworthy.  Generally, derivative contract arrangements settle on a net basis.  The Company assesses the effectiveness of its hedges on a quarterly basis using the critical terms method in accordance with SFAS No. 133.

The Company has primarily utilized derivatives which are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment.  For cash flow hedges and fair value hedges, changes in fair value are deferred in accumulated other comprehensive income (loss) within shareholders’ equity until the underlying hedged item is recognized in earnings.  Any hedge ineffectiveness is recognized immediately in current earnings.  To the extent the changes offset, the hedge is effective. Any hedge ineffectiveness the Company has historically experienced has not been material.  By policy, the Company designs its derivative instruments to be effective as hedges and aims to minimize fluctuations in earnings due to market risk exposures. If a derivative instrument is terminated prior to its contract date, the Company continues to defer the related gain or loss and recognizes it in current earnings over the remaining life of the related hedged item.

The Company also utilizes freestanding derivative contracts which do not qualify for hedge accounting treatment. The Company marks to market such derivatives with the resulting gains and losses recorded within current earnings in the Condensed Consolidated Statement of Operations. Cash flows associated with all derivatives (hedges or freestanding) are classified as operating activities in the Condensed Consolidated Statement of Cash Flows.

Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps, forward foreign currency contracts and treasury lock agreements.

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy.  As of March 31, 2009, the Company had $249.9 million of total variable rate debt outstanding, of which $90.0 million was swapped to fixed rate debt, resulting in $159.9 million of variable rate debt.  The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest.  The contracts and related debt have maturity dates between fiscal year 2012 and 2015.

As of March 31, 2009, the Company had two treasury lock agreements outstanding that effectively fix the interest payments on certain pieces of debt.  The agreements are on an aggregate $100.0 million of debt and mature in fiscal years 2013 and 2015.

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions and international business travel. The Company’s primary forward foreign currency contracts hedge 50 percent of payments in Canadian dollars for intercompany retail inventory transactions.  The Company’s forward foreign currency contracts hedge transactions through fiscal year 2010.

These cash flow hedges were designed and are effective as cash flow hedges.  They were recorded at fair value within other noncurrent liabilities or other current assets in the Condensed Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax.

Fair Value Hedges

In the past, the Company had two interest rate swaps designated as fair value hedges.  The Company paid variable rates of interest and received fixed rates of interest under these contracts.  The contracts and related debt matured during the three months ended September 30, 2008.

Freestanding Derivative Forward Contracts

The Company uses freestanding derivative forward contracts to offset the Company’s exposure to the change in fair value of certain foreign currency denominated intercompany assets and liabilities.  These derivatives are not designated as hedges and therefore, changes in the fair value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of March 31, 2009 and June 30, 2008:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	March 31, 2009	June 30, 2008	Classification	March 31, 2009	June 30, 2008
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(7,675)	$(1,366)
Forward foreign currency contracts	Other current assets	$930	$27	Other current liabilities	$—	$(460)

Designated as hedging instruments — Fair Value Hedges:
Fair value interest rate swap	—	$—	$—	Other noncurrent liabilities	$—	$(335)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$2,870	$—	—	$—	$—
Total		$3,800	$27		$(7,675)	$(2,161)

The table below sets forth the tax-effected (gain) or loss on the Company’s derivative instruments as of March 31, 2009 and 2008 recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet.  The table also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the nine months ended March 31, 2009 and 2008 within the following line items in the Condensed Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss at March 31,		(Gain) / Loss Reclassified from Accumulated OCI into Income at March 31,
Type	2009	2008	Classification	2009	2008
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$4,781	$873	—	$—	$—
Forward foreign currency contracts	(803)	245	Cost of sales	62	(193)
Treasury lock contracts	(255)	(259)	Interest (income) expense	(3)	3
Total	$3,723	$859		$59	$(190)

Designated as hedging instruments — Fair Value Hedges:
Cross-currency swap	$7,932	$7,932	—	$—	$—
Total	$11,655	$8,791		$59	$(190)

The table below sets forth the (gain) on the Company’s derivative instruments for the nine months ended March 31, 2009 and 2008 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivatives Impact in Income at March 31,
Type	Classification	2009	2008
		(In thousands)
Designated as hedging instruments — Fair Value Hedges:
Fair value interest rate swap	Interest income and other, net	$(335)	$(396)

Freestanding derivative contracts - not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(2,908)	$—
		$(3,243)	$(396)

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

During the three and nine months ended March 31, 2009, the Company’s continuing operations recognized tax expense of $9.7 million and $29.0 million, respectively, with corresponding effective tax rates of 33.7 percent and 72.2 percent.  Tax expense for the three and nine months end March 31, 2008 was $15.2 million and $37.7 million with corresponding effective tax rates of 45.1 percent and 39.1 percent.  The decrease in the effective tax rate during the three months ended March 31, 2009 is primarily due to the release of approximately $2.5 million in reserves for uncertain tax positions related to the expiration of the statute of limitations on tax years previously open for audit.  The increase in the effective tax rate during the nine months ended March 31, 2009 is primarily due to the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for the nine months ended March 31, 2009.

The Company adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income taxes, effective July 1, 2007.  As mentioned above, the Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There was an $8.0 million release of our recorded liability for unrecognized tax benefits related to the expiration of the statute of limitations on tax years previously open for audit during the three and nine months ended March 31, 2009.  The release of reserves consisted of $2.5 million affecting the tax rate discussed above and $5.5 million impacting the balance sheet primarily related to pre-acquisition tax exposures affecting goodwill.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2006 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2004. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

12.          SEGMENT INFORMATION:

As of March 31, 2009, the company owned, franchised, or held ownership interests in over 12,800 worldwide locations. The Company’s locations consisted of 9,590 North American salons (located in the United States, Canada and Puerto Rico), 456 international salons, 95 hair restoration centers and approximately 2,700 locations in which the Company maintains an ownership interest. The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, SmartStyle, Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar economic characteristics. The salons share interdependencies and a common support base.

See Note 2 of the Condensed Consolidated Financial Statements on the classification of the Trade Secret concept as a discontinued operation.

The Company operates its international salon operations, primarily in the United Kingdom, through three primary concepts: Regis, Supercuts, and Sassoon salons. Consistent with the North American concepts, the international concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the international salon concepts are company-owned and are located in malls, leading department stores, and high-street locations. Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	March 31, 2009	June 30, 2008
	(Dollars in thousands)
North American salons	$1,066,577	$1,249,827
International salons	55,427	120,443
Hair restoration centers	289,382	284,898
Unallocated corporate	516,446	580,703
Consolidated	$1,927,832	$2,235,871

	For the Three Months Ended March 31, 2009(1)(2)
			Hair
	Salons		Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$412,226	$24,858	$16,217	$—	$453,301
Product	112,339	11,020	17,810	—	141,169
Royalties and fees	8,990	—	626	—	9,616
	533,555	35,878	34,653	—	604,086
Operating expenses:
Cost of service	238,093	12,482	8,890	—	259,465
Cost of product	62,642	6,252	5,323	—	74,217
Site operating expenses	46,211	2,364	1,289	—	49,864
General and administrative	28,289	2,942	9,225	29,136	69,592
Rent	73,426	9,438	2,268	522	85,654
Depreciation and amortization	18,678	1,512	2,893	4,301	27,384
Goodwill impairment	—	—	—	—	—
Lease termination costs	838	—	—	—	838
Total operating expenses	468,177	34,990	29,888	33,959	567,014

Operating income	65,378	888	4,765	(33,959)	37,072

Other income (expense):
Interest expense	—	—	—	(9,684)	(9,684)
Interest income and other, net	—	—	—	1,316	1,316
Income from continuing operations before income taxes and equity in income of affiliated companies	$65,378	$888	$4,765	$(42,327)	$28,704

(1)          Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

(2)          On January 31, 2008, the Company merged its continental European franchise operations with the Franck Provost Salon Group.

	For the Three Months Ended March 31, 2008(1)(2)
			Hair
	Salons		Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$414,176	$36,772	$16,197	$—	$467,145
Product	104,433	15,853	17,381	—	137,667
Royalties and fees	9,659	3,348	1,038	—	14,045
	528,268	55,973	34,616	—	618,857
Operating expenses:
Cost of service	238,474	20,405	8,826	—	267,705
Cost of product	52,412	8,672	4,976	—	66,060
Site operating expenses	42,662	3,611	1,233	—	47,506
General and administrative	30,215	7,543	8,018	32,049	77,825
Rent	74,235	12,991	1,923	513	89,662
Depreciation and amortization	18,173	2,223	2,627	3,935	26,958
Goodwill impairment	—	—	—	—	—
Lease termination costs	—	—	—	—	—
Total operating expenses	456,171	55,445	27,603	36,497	575,716

Operating income	72,097	528	7,013	(36,497)	43,141

Other income (expense):
Interest expense	—	—	—	(11,266)	(11,266)
Interest income and other, net	—	—	—	1,829	1,829
Income from continuing operations before income taxes and equity in income of affiliated companies	$72,097	$528	$7,013	$(45,934)	$33,704

(1)          Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

(2)          On January 31, 2008, the Company merged its continental European franchise operations with the Franck Provost Salon Group.  For the three months ended March 31, 2008, the results of operations for the one month ended January 31, 2008 are reported in the International salon segment.

	For the Nine Months Ended March 31, 2009(1)(2)
			Hair
	Salons		Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,229,736	$89,080	$48,598	$—	$1,367,414
Product	317,543	36,514	54,069	—	408,126
Royalties and fees	27,623	—	1,878	—	29,501
	1,574,902	125,594	104,545	—	1,805,041
Operating expenses:
Cost of service	709,874	46,902	26,604	—	783,380
Cost of product	168,319	20,329	16,266	—	204,914
Site operating expenses	133,351	8,544	3,991	—	145,886
General and administrative	89,945	11,496	25,679	92,767	219,887
Rent	219,788	31,873	6,592	1,593	259,846
Depreciation and amortization	55,407	4,794	8,377	13,593	82,171
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	2,836	—	—	—	2,836
Total operating expenses	1,379,520	165,599	87,509	107,953	1,740,581

Operating income (loss)	195,382	(40,005)	17,036	(107,953)	64,460

Other income (expense):
Interest expense	—	—	—	(30,782)	(30,782)
Interest income and other, net	—	—	—	6,513	6,513
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$195,382	$(40,005)	$17,036	$(132,222)	$40,191

(1)          Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

(2)          On January 31, 2008, the Company merged its continental European franchise operations with the Franck Provost Salon Group.

	For the Nine Months Ended March 31, 2008(1)(2)(3)
			Hair
	Salons		Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,206,720	$118,425	$45,614	$—	$1,370,759
Product	312,507	50,279	50,797	—	413,583
Royalties and fees	29,472	23,606	3,433	—	56,511
	1,548,699	192,310	99,844	—	1,840,853
Operating expenses:
Cost of service	694,047	64,917	24,796	—	783,760
Cost of product	156,573	27,400	14,735	—	198,708
Site operating expenses	126,580	10,526	3,810	—	140,916
General and administrative	90,423	31,143	22,534	100,041	244,141
Rent	219,464	39,904	5,308	1,426	266,102
Depreciation and amortization	55,109	7,271	7,676	13,439	83,495
Goodwill impairment	—	—	—	—	—
Lease termination costs	—	—	—	—	—
Total operating expenses	1,342,196	181,161	78,859	114,906	1,717,122

Operating income	206,503	11,149	20,985	(114,906)	123,731

Other income (expense):
Interest expense	—	—	—	(33,495)	(33,495)
Interest income and other, net	—	—	—	6,074	6,074
Income from continuing operations before income taxes and equity in income of affiliated companies	$206,503	$11,149	$20,985	$(142,327)	$96,310

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

(2)

Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

(3)

On January 31, 2008, the Company merged its continental European franchise operations with the Franck Provost Salon Group. For the nine months ended March 31, 2008, the results of operations for the seven months ended January 31, 2008 are reported in the International salon segment.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2009 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2009 and 2008 and of cash flows for the nine month periods ended March 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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
May 11, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of March 31, 2009, we owned, franchised or held ownership interests in over 12,800 worldwide locations. Our locations consisted of 10,046 system-wide North American and International salons, 95 hair restoration centers and approximately 2,700 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,590 salons, including 2,038 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our International salon operations include 456 company-owned salons located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 95 North American locations, including 33 franchise locations. As of March 31, 2009, we had approximately 59,000 corporate employees worldwide.

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret).  The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 659 company-owned salons and 62 franchise salons, all of which had historically been reported within the Company’s North America reportable segment.  The sale of Trade Secret included Cameron Capital I, Inc. (CCI). CCI owned and operated PureBeauty and BeautyFirst salons which were acquired by the Company on February 20, 2008.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of March 31, 2009, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. This transaction leverages EEG’s management expertise, while enabling us to maintain a vested interest in the beauty school industry. The combined Empire Education Group, Inc. includes 87 accredited cosmetology schools with annual revenues of approximately $130 million. Results of operations of the accredited beauty schools for the month ended July 31, 2007 are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Vidal Sassoon schools. Results of operations for the Vidal Sassoon schools are included in the respective North American and International salon segments.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. This transaction has created significant growth opportunities for Europe’s salon brands. The Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. Provalliance operates over 2,500 company-owned and franchise salons.

We will continue to focus on strengthening our balance sheet by reducing our overall combined current and long-term debt to below $700.0 million by June 30, 2009. This strategy will continue into fiscal year 2010. We continue to moderate our acquisition and capital expenditure spending, as well as focusing on reducing overhead expenses. Our long-term growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year.

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2009.  Our most restrictive covenant is the ratio of earnings before interest, taxes, depreciation, amortization, and rent (EBITDAR), to fixed charges of 1.50 on a rolling four quarter basis.  Our fixed charge coverage ratio was 1.61 as of March 31, 2009. However, the continued global economic downturn and credit crisis have negatively impacted our operating results in the three and nine months ended March 31, 2009. Accordingly we continue to take action to reduce debt and interest expense by utilizing intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling. We continue to focus on reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing operating expenses.

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

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. During the next twelve to eighteen months we will be slowing our capital expenditures which includes building new salons.  Once the economy normalizes we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 80 to 120 salons as well. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to March 31, 2009, we acquired 8,020 salons, net of franchise buybacks. We anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2008 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2008 Annual Report on Form 10-K. Other than the valuation of goodwill, there were no significant changes in or application of our critical accounting policies during the three months ended March 31, 2009.

Goodwill:

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, we perform our impairment analysis of goodwill during the third quarter of each fiscal year in accordance with Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). In evaluating whether goodwill was impaired, the Company compared the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

During the three months ended December 31, 2008 the fair value of the Company’s stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company’s stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008.

As a result of the Company’s interim impairment test of goodwill during the three months ended December 31, 2008, $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations. The recent performance challenges of the International salon operations indicated that the estimated fair value was less than the current carrying value of this reporting unit’s net assets, including goodwill.

See Note 2 of the Condensed Consolidated Financial Statements for discussion on the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations during the three months ended December 31, 2008.

A summary of the Company’s goodwill balance as of March 31, 2009 by reporting unit is as follows:

Reporting Unit	As of March 31, 2009
(Dollars in thousands)
Regis	$136,174
MasterCuts	4,652
SmartStyle	47,345
Supercuts	120,342
Promenade	302,681
Total North America Salons	611,194
Hair Restoration Centers	149,371
Consolidated Goodwill	$760,565

We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides. We periodically engage third-party valuation consultants to assist in evaluation of the Company’s estimated fair value calculations.

The discounted cash flow model utilizes four-year projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management’s business plans and historical trends.  The Company calculated the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, fixed expense rates, and allocated corporate overhead, and utilize estimates of long-term growth for determining terminal value.  The Company’s estimated future cash flows also take into consideration acquisition integration and maturation.  These assumptions are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of negative 3.0 percent to positive 3.0 percent during the four year period. Other considerations include anticipated economic conditions, moderate acquisition growth, and the anniversary of reduced visitation patterns.

Gross margins.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant for each year in the four year period for all reporting units.

Fixed expense rates.  Fixed expense rate increases of 2.5 percent based on anticipated inflation were used in each year for all reporting units. Fixed expenses include rent, site operating, and allocated general and administrative.

Allocated corporate overheads.  Corporate overhead incurred by the home office on behalf of the reporting units is allocated to certain reporting units based on the number of salons in each reporting unit as a percent of total company-owned salons.

Long-term growth.  Terminal value earnings before interest, taxes, depreciation and amortization (EBITDA) multiples of 5.0x were used for all reporting units other than Hair Restoration Centers which used a terminal value EBITDA multiple of 6.0x to reflect the relevant expected acquisition price for this reporting unit.

Discount rates.  Discount rates of 11.0 percent were used for all reporting units other than Hair Restoration Centers which used a discount rate of 13.0 percent, which is consistent with a weighted average cost of capital for a potential market participant.

In situations where a reporting unit’s carrying value exceeds its fair value, the amount of the impairment loss must be measured.  The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

Based on the Company’s annual impairment analysis of goodwill performed during the third quarter of fiscal year 2009, no further impairment of goodwill was recorded.  The estimated fair value of the Regis salon concept exceeded its carrying value by approximately four percent and the estimated fair value of Hair Restoration Centers exceeded carrying value by approximately twelve percent.  The respective fair values of the Company’s remaining reporting units exceeded fair value by a much larger percentage.  While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods.  The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company.  Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value.  The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers’ goodwill.

As a result of the higher likelihood of impairment of the Regis salon concept and Hair Restoration Centers’ goodwill and sensitivity of the Company’s critical assumptions in estimating fair value of these reporting units, the Company has provided additional information related to these two reporting units.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

		Approximate
		Impact on
Critical Assumptions	Change	Fair Value
		(in thousands)
Discount Rate	1.0%	$5,900
Same-Store Sales	1.0%	19,000

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers’ goodwill balance (the approximate impact of the change in critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

		Approximate
		Impact on
Critical Assumptions	Change	Fair Value
		(in thousands)
Discount Rate	1.0%	$20,300
Same-Store Sales	1.0%	17,800

As of March 31, 2009, our estimated fair value as determined by the sum of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium.  Subsequent to March 31, 2009, the fair value of our stock continues to fluctuate and regularly trades below our book value per share.  Adverse changes in expected operating results, an extended period of our stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairment of goodwill.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2009

•                  The Trade Secret concept was sold on February 16, 2009 and results have been reported within discontinued operations within the Condensed Consolidated Financial Statements. Reported as part of the loss on discontinued operations was a pre-tax $11.3 million non-cash write-off consisting primarily of inventory and fixed assets. The Trade Secret concept locations sold included 659 company-owned salons and 62 franchised salons.

•                  Revenues from continuing operations decreased 2.4 percent to $604.1 million, primarily related to a consolidated same-store sales decrease of 4.5 percent during the three months ended March 31, 2009.

•                  During the three months ended March 31, 2009, we acquired 69 corporate locations, one of which was a franchise location buyback (none of which were hair restoration centers). We built 49 corporate locations and closed, converted or relocated 87 locations. Our franchisees constructed 18 locations and closed, sold back to us, converted or relocated 20 locations during the three months ended March 31, 2009. As of March 31, 2009, we had 8,070 company-owned locations, 2,038 franchise locations and 95 hair restoration centers (62 company-owned and 33 franchise locations).

•                  Lease termination costs of $0.8 million ($0.8 million pre-tax, or $0.6 million net of tax is included in continuing operations, with less than $0.1 million pre-tax, or less than $0.1 million net of tax, included in loss from discontinued operations) were incurred as a result of 12 stores that ceased using the right to use the leased property or negotiated a lease termination agreement in connection with the Company’s planned closure of up to 160 underperforming company-owned salons.

•                  The effective income tax rate for the three months ended March 31, 2009 of 33.7 percent was positively impacted by the release of reserves related to the expiration of the statute of limitations on tax years previously open for audit.

RESULTS OF OPERATIONS

Beginning with the period ended December 31, 2008 the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented will reflect Trade Secret as a discontinued operation. The following discussion of results of operations will reflect results from continuing operations. Discontinued operations will be discussed at the end of this section.

Consolidated Results of Continuing Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
Results of Operations as a Percent of Revenues	2009	2008	2009	2008
Service revenues	75.0%	75.5%	75.8%	74.4%
Product revenues	23.4	22.2	22.6	22.5
Franchise royalties and fees	1.6	2.3	1.6	3.1
Operating expenses:
Cost of service (1)	57.2	57.3	57.3	57.2
Cost of product (2)	52.6	48.0	50.2	48.0
Site operating expenses	8.3	7.7	8.1	7.7
General and administrative	11.5	12.6	12.2	13.3
Rent	14.2	14.5	14.4	14.5
Depreciation and amortization	4.5	4.4	4.6	4.5
Goodwill impairment	—	—	2.3	—
Lease termination costs	0.1	—	0.2	—

Operating income	6.1	7.0	3.6	6.7
Income from continuing operations before income taxes and equity in income of affiliated companies	4.8	5.4	2.2	5.2
Income taxes	1.6	2.5	1.6	2.0
Equity in affiliates	0.3	0.1	—	—
Income from continuing operations	3.5	3.1	0.6	3.2
(Loss) income from discontinued operations	(2.0)	—	(7.3)	0.2
Net income (loss)	1.5	3.1	(6.6)	3.4

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, product sold to the purchaser of Trade Secret, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 2.4 percent to $604.1 million during the three months ended March 31, 2009 and decreased 1.9 percent to $1,805.0 million during the nine months ended March 31, 2009. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees and product sold to the purchaser of Trade Secret), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2009	2008	2009	2008
	(Dollars in thousands)
North American salons:
Regis	$117,424	$130,272	$360,767	$386,839
MasterCuts	43,237	44,755	128,750	132,223
SmartStyle	136,012	130,476	395,053	374,759
Strip Center(1)(6)	236,882	222,765	690,332	649,320
Other(2)	—	—	—	5,558
Total North American salons(5)	533,555	528,268	1,574,902	1,548,699
International salons(1)(3)	35,878	55,973	125,594	192,310
Hair restoration centers(1)	34,653	34,616	104,545	99,844
Consolidated revenues	$604,086	$618,857	$1,805,041	$1,840,853
Percent change from prior year	(2.4)%	3.7%	(1.9)%	4.9%
Salon same-store sales (decrease) increase(4)	(4.5)%	2.2%	(2.8)%	1.4%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2009 and 2008, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	3.2%	4.7%	4.0%	4.2%
Organic(6)	(1.0)	3.6	(1.4)	4.0
Foreign currency	(3.0)	1.0	(2.0)	1.3
Franchise revenues(3)	(0.7)	(1.2)	(1.4)	(0.4)
Closed salons(2)(3)	(0.9)	(4.4)	(1.1)	(4.2)
	(2.4)%	3.7%	(1.9)%	4.9%

(1)

Includes aggregate franchise royalties and fees of $9.6 and $14.0 million for the three months ended March 31, 2009 and 2008, respectively, and $29.5 and $56.5 million for the nine months ended March 31, 2009 and 2008, respectively. North American salon franchise royalties and fees represented 93.5 and 68.8 percent of total franchise revenues in the three months ended March 31, 2009 and 2008, respectively, and 93.6 and 52.2 percent of total franchise revenues in the nine months ended March 31, 2009, and 2008, respectively. The decrease in aggregate franchise, royalties, and fees and increase in North American salon franchise royalties and fees as a percent of total franchise revenues for the three and nine months ended March 31, 2009 is a result of the deconsolidation of the Company’s European franchise salon operations.

(2)

On August 1, 2007, the Company contributed its 51 accredited cosmetology schools to Empire Education Group, Inc. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and nine months ended March 31, 2008, the accredited cosmetology schools generated revenue of $0.0 and $5.6 million, respectively, which represented 0.0 and 0.3 percent of consolidated revenues, respectively.

(3)

On January 31, 2008, the Company deconsolidated the results of operations of its European franchise salon operations. Accordingly, revenue growth was negatively impacted as a result of the deconsolidation. For the three and nine months ended March 31, 2008 the European franchise salon operations generated revenue of $5.0 and $36.2 million which represented 0.8 and 2.0 percent of consolidated revenues, respectively.

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

(5)

Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation. Accordingly, Trade Secret revenues are excluded from this presentation.

(6)

Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009.  The agreement included a provision that Regis Corporation will supply product to the purchaser of Trade Secret at cost for a transition period of approximately six months following the date of the sale, with possible extension to not more than eleven months.  For the three and nine months ended March 31, 2009, the Company generated revenue of $12.6 and $12.6 million, respectively, in product revenues, which represented 2.1 and 0.7 percent of consolidated revenues, respectively.

We acquired 231 salons (including 135 franchise salon buybacks and two hair restoration centers) during the twelve months ended March 31, 2009. The organic decrease was due to the salon same-store sales decrease, partially offset by the construction of 199 company-owned salons and nine hair restoration centers during the twelve months ended March 31, 2009. We closed 280 salons (including 60 franchise salons) during the twelve months ended March 31, 2009.

During the three and nine months ended March 31, 2009, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound, and Euro, as compared to the exchange rates for the comparable prior periods. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

We acquired 474 salons (including 100 franchise salon buybacks and six hair restoration centers) during the twelve months ended March 31, 2008. The organic growth was due to the construction of 324 company-owned salons and one company owned hair restoration center during the twelve months ended March 31, 2008. We closed 282 salons (including 132 franchise salons) during the twelve months ended March 31, 2008.

During the three and nine months ended March 31, 2008 the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$453,301	$(13,844)	(3.0)%
2008	467,145	24,927	5.6
Nine Months
2009	$1,367,414	$(3,345)	(0.2)%
2008	1,370,759	68,504	5.3

The decrease in service revenues during the three months ended March 31, 2009 was due to same-store service sales decreasing 3.9 percent as compared to increasing 3.4 percent during the comparable prior period.  Same-store service sales decreased 3.9 percent due to a significant decline in customer visits, primarily in the month of March.  Service revenues were also negatively impacted due to the shift in the Easter holiday season.  Also, service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound and deconsolidation of the European franchise salon operations on January 31, 2008.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and an increase in average ticket.

The decrease in service revenues during the nine months ended March 31, 2009 was due to same-store service sales decreasing 2.1 percent compared to increasing 2.0 percent during the nine months ended March 31, 2008.  Service revenues were also negatively impacted due to the shift in the Easter holiday season.  Consistent with the three months ended March 31, 2009, service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound and the deconsolidation of the European franchise salon operations.  In addition, service revenues decreased due to the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007.  Offsetting the factors that negatively impacted services revenues was growth due to acquisitions during the previous twelve months and an increase in average ticket.

The growth in service revenues during the three and nine months ended March 31, 2008 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 3.4 and 2.0 percent during the three and nine months ended March 31, 2008, as compared to an increase of 1.1 percent for the three and nine months ended March 31, 2007. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007 and our European franchise salon operations to Provalliance on January 31, 2008.

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers, sales of product to the purchaser of Trade Secret and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$141,169	$3,502	2.5%
2008	137,667	2,841	2.1
Nine Months
2009	$408,126	$(5,457)	(1.3)%
2008	413,583	19,837	5.0

The increase in product revenues during the three months ended March 31, 2009 was due to product sales of $12.6 million to the purchaser of Trade Secret, offset by same-store product sales decreasing 6.5 percent.  Same-store product sales decreased during the current periods due to a decline in customer visits and a mix play, as a larger percentage of product sales came from promotional items.

The decrease in product revenues during the nine months ended March 31, 2009 was due to same-store product sales decreasing 5.1 percent. Same-store product sales decreased during the current periods due to a decline in customer visits and a mix play, as a larger percentage of product sales came from promotional items.  Partially offsetting the decrease was the product sales of $12.6 million during the nine months ended March 31, 2009 to the purchaser of Trade Secret.

Growth during the three and nine months ended March 31, 2008 was not as robust as compared to the comparable prior periods due to product diversion and increased appeal of mass hair care lines to the consumer. Consolidated same-store product sales decreased 1.9 and 0.4 percent during the three and nine months ended March 31, 2008 as compared to increases of 0.7 and 0.4 percent during the comparable prior periods.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$9,616	$(4,429)	(31.5)%
2008	14,045	(5,846)	(29.4)
Nine Months
2009	$29,501	$(27,010)	(47.8)%
2008	56,511	(2,752)	(4.6)

Total franchise locations open at March 31, 2009 were 2,071, including 33 franchise hair restoration centers, as compared to 2,177, including 35 franchise hair restoration centers, at March 31, 2008. We purchased 135 of our franchise salons and two franchise hair restoration centers during the twelve months ended March 31, 2009. The decrease in consolidated franchise revenues during the three and nine month periods ended March 31, 2009 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

Total franchise locations open at March 31, 2008 were 2,177, including 35 franchise hair restoration centers, as compared to 3,753, including 41 franchise hair restoration centers, at March 31, 2007. We purchased 105 of our franchise salons and six franchise hair restoration centers during the twelve months ended March 31, 2008, and acquired franchisors of product-focused salons which operated 42 franchise locations. We also merged our European franchise salon operations with the Franck Provost Salon Group, which drove the overall decrease in the number of franchise salons between periods. The decrease in consolidated franchise revenues during the three and nine months ended March 31, 2008 was primarily due to the decrease in the number of franchise salons, offset by the weakening of the United States dollar against the Canadian dollar and Euro as compared to the exchange rates for the comparable prior period.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$260,788	43.9%	$(10,259)	(3.8)%	(90)
2008	271,047	44.8	8,181	3.1	(80)
Nine Months
2009	$787,246	44.3%	$(14,628)	(1.8)%	(60)
2008	801,874	44.9	29,751	3.9	(60)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$193,836	42.8%	$(5,604)	(2.8)%	10
2008	199,440	42.7	5,381	2.8	(120)
Nine Months
2009	$584,034	42.7%	$(2,965)	(0.5)%	(10)
2008	586,999	42.8	14,848	2.6	(110)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margin as a percent of service revenues during the three months ended March 31, 2009 was primarily due to an improvement in labor expenses, offset slightly by higher costs of goods used in service as a result of price increases implemented by suppliers.

The basis point decrease in service margin as a percent of service revenues during the nine months ended March 31, 2009 was primarily due to slightly higher cost of goods used in service as a result of price increases implemented by suppliers along with higher bank charges due to increased credit card usage by customers.

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

Product Margin (Excluding Depreciation).  Product margin for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$66,952	47.4%	$(4,655)	(6.5)%	(460)
2008	71,607	52.0	2,800	4.1	100
Nine Months
2009	$203,212	49.8%	$(11,663)	(5.4)%	(220)
2008	214,875	52.0	14,903	7.5	120

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009.  The agreement included a provision that Regis Corporation will supply product to the purchaser at cost for a transition period of six months following the date of the sale, with possible extension to not more than eleven months.

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Product Revenue	2009	2008	2009	2008
Product	$128,573	$137,667	$395,530	$413,583
Product sold to purchaser of Trade Secret	12,596	—	12,596	—
Total product revenues	$141,169	$137,667	$408,126	$413,583

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Cost of Product	2009	2008	2009	2008
Cost of product	$61,621	$66,060	$192,318	$198,708
Cost of product sold to purchaser of Trade Secret	12,596	—	12,596	—
Total cost of product	$74,217	$66,060	$204,914	$198,708

	For the Periods Ended March 31,
	Three Months		Nine Months
Product Margin as % of Product Revenues	2009	2008	2009	2008
Margin on product other than sold to purchaser of Trade Secret	52.1%	52.0%	51.4%	52.0%
Margin on product sold to purchaser of Trade Secret	—	—	—	—
Total product margin	47.4%	52.0%	49.8%	52.0%

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three months ended March 31, 2009, is due to lower cost inventories as acquisitions in the prior year had higher cost inventories.  Partially offsetting the decrease was mix play, as a larger than expected percentage of our product sales came from lower-margin promotional items.  We are not promoting or discounting at a higher rate, but we are continuing to see consumers to be more value-focused through buying promotional items at a higher rate than prior periods.

The basis point decrease in product margin as a percent of product revenues during the nine months ended March 31, 2009 was primarily due to mix play.  Partially offsetting the decrease was lower cost inventories as acquisitions in the prior year had higher cost inventories.

The basis point improvement in product margins as a percent of product revenues during the three and nine months ended March 31, 2008 was primarily due to refinements made to our inventory tracking systems.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2009 and 2008 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$49,864	8.3%	$2,358	5.0%	60
2008	47,506	7.7	93	0.2	(20)
Nine Months
2009	$145,886	8.1%	$4,970	3.5%	40
2008	140,916	7.7	(7,987)	(5.4)	(80)

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to the reclassification from rent for rubbish removal and utilities that we pay our landlords as part of our operating lease agreements.  For the nine months ended March 31, 2009 the basis point increase was partially offset by a $6.7 million reduction in self insurance accruals primarily related to prior years’ workers’ compensation reserves as a result of successful safety and return-to-work programs implemented over the past few years.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2009 and 2008 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$69,592	11.5%	$(8,233)	(10.6)%	(110)
2008	77,825	12.6	(2,847)	(3.5)	(90)
Nine Months
2009	$219,887	12.2%	(24,254)	(9.9)%	(110)
2008	244,141	13.3	9,577	4.1	(10)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to cost savings initiatives implemented by the Company, the deconsolidation of the European franchise salon operations and the absence of professional fees that were incurred in the comparable periods related to investment transactions.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three and nine months ended March 31, 2008 was primarily due to deconsolidation of the European franchise salon operations, partially offset by increased professional fees related to investment transactions.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2009 and 2008, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$85,654	14.2%	$(4,008)	(4.5)%	(30)
2008	89,662	14.5	4,587	5.4	20
Nine Months
2009	$259,846	14.4%	$(6,256)	(2.4)%	(10)
2008	266,102	14.5	16,151	6.5	30

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvements in rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to the reclassification to site operating expense for rubbish removal and utilities that we pay our landlords as part of our operating lease agreements.  Partially offsetting the basis point improvement was negative leverage in this fixed cost category due to negative same-store sales.

The basis point increase in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2008 was primarily due to negative leverage in this fixed cost category, as salon rents were increasing at a slightly faster rate than our overall same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2009 and 2008 was as follows:

		Expense as %
		of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$27,384	4.5%	$426	1.6%	10
2008	26,958	4.4	(386)	(1.4)	(20)
Nine Months
2009	$82,171	4.6%	$(1,324)	(1.6)%	10
2008	83,495	4.5	2,368	2.9	(10)

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to the decrease in same-store-sales.

The basis point improvement in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2008 was primarily due to a planned reduction in the number of new salons constructed during the prior fiscal year.

Goodwill impairment

Goodwill impairment expenses for the three and nine months ended March 31, 2009 and 2008 were as follows:

		Expense as %
	Goodwill	of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Nine Months
2009	$41,661	2.3%	$41,661	100.0%	230
2008	—	—	(23,000)	(100.0)	(130)

(1)   Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The Company recorded a $41.7 million goodwill impairment charge related to the salon concepts in the United Kingdom during the nine months ended March 31, 2009. The recent performance challenges of the International salon operations indicated that the estimated fair value of the International salon operations was less than the current carrying value of this reporting unit’s net assets, including goodwill. There is no remaining goodwill recorded within the salon concepts in the United Kingdom. No impairment of goodwill was recorded during the three months ended March 31, 2009 or the three and nine months ended March 31, 2008.

The Company recorded a $23.0 million goodwill impairment charge related to the Company’s beauty school operating segment during the three months ended March 31, 2007.  Subsequent to March 31, 2007, the Company entered into an agreement to merge its 51 accredited cosmetology schools into Empire Education Group, Inc. The terms of the transaction indicated the estimated fair value of the accredited cosmetology schools was less than the carrying value of the beauty school’s net assets, including goodwill, as of March 31, 2007.

Lease Termination Costs

Lease termination costs for the three and nine months ended March 31, 2009 and 2008 were as follows:

	Lease	Expense as %
	Termination	of Consolidated	Increase Over Prior Fiscal Year
Periods Ended March 31,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
(Dollars in thousands)
Three Months
2009	$838	0.1%	$838	100.0%	10
2008	—	—	—	—	—
Nine Months
2009	$2,836	0.2%	$2,836	100.0%	20
2008	—	—	—	—	—

(1)   Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The lease termination costs are associated with the Company’s plan to close up to 160 underperforming company-owned salons in fiscal year 2009. During the three and nine months ended March 31, 2009 we closed 12 and 47 salons, respectively. See further discussion within Note 7 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three and nine months ended March 31, 2009 and 2008 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$9,684	1.6%	$(1,582)	(14.0)%	(20)
2008	11,266	1.8	959	9.3	10
Nine Months
2009	$30,782	1.7%	$(2,713)	(8.1)%	(10)
2008	33,495	1.8	2,722	8.8	—

(1)   Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was due to lower average interest rates on variable rate debt and decreased debt levels as a result of the Company’s commitment to reduce debt levels.

The basis point increase in interest expense as a percent of consolidated revenues during the three months ended March 31, 2008 and was primarily due to increased debt levels used to fund customary acquisitions and investments and the repurchase of $50.0 million of our outstanding common stock.

Interest expense as a percent of consolidated revenues during the nine months ended March 31, 2008 was consistent with the comparable prior period.

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2009 and 2008 was as follows:

		Basis Point(1)
Periods Ended March 31,	Effective Rate	Increase (Decrease)
Three Months
2009	33.7%	(1,140)
2008	45.1	(2,880)
Nine Months
2009	72.2%	3,310
2008	39.1	190

(1)   Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2009 was due to the release of reserves related to the expiration of the statute of limitations on tax years previously open for audit.  The basis point increase in our overall effective income tax rate for the nine months ended March 31, 2008 was due primarily to substantially all of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for nine months ended March 31, 2009.

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2008 was due to a pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007. The majority of the impairment charge was not deductible for tax purposes. The improvement for the three months ended March 31, 2008 was partially offset by a tax charge associated with repatriating approximately $30.0 million in cash previously considered to be permanently reinvested outside of the United States as well as the impact of foreign tax credits and the effect of the retroactive reinstatement of the Work Opportunity and Welfare-to-Work tax credits in December 2006.

The basis point increase in our overall effective income tax rate for the nine months ended March 31, 2008 was due to the same factors discussed for the three months ended March 31, 2008.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three and nine months ended March 31, 2009 and 2008, was as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Equity In Income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2009	$1,988	$1,350	211.6%
2008	638	638	100.0
Nine Months
2009	$142	$(548)	(79.4)%
2008	690	690	100.0

The increase in equity in income of affiliated companies, net of income taxes, for the three months ended March 31, 2009 primarily due to the equity in income recorded for our investment in Provalliance. The Company held the investment in Provalliance for the entire three months ended March 31, 2009, as compared to two months during the three months ended March 31, 2008.   See Note 6 to the Condensed Financial Statements for further discussion on each respective affiliated company.

The decrease in equity in income of affiliated companies, net of income taxes for the nine months ended March 31, 2009 was due to the impairment loss of $4.8 million, net of tax, on our investment in and loans to Intelligent Nutrients, LLC.  The impairment charge was based on Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal.  The Company determined the loss in value was “other-than-temporary.” Partially offsetting the impairment loss was equity in income recorded for our investment in Provalliance, as the Company held the investment for the entire nine months ended March 31, 2009, as compared to two months during the nine months ended March 31, 2008.  In addition, equity in income for our investment in Empire Education Group, Inc. and Hair Club for Men, Ltd. offset the impairment of Intelligent Nutrients, LLC.  See Note 6 to the Condensed Consolidated Financial Statements for further discussion on each respective affiliated company.

(Loss) Income from Discontinued Operations

(Loss) income from discontinued operations for the three and nine months ended March 31, 2009 and 2008 was as follows:

	(Loss) Income From	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Discontinued Operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2009	$(12,171)	$(11,993)	(6,737.6)%
2008	(178)	(2,900)	(106.5)
Nine Months
2009	$(131,237)	$(134,041)	(4,780.3)%
2008	2,804	(10,773)	(79.3)

During the quarter ended December 31, 2008, we concluded that Trade Secret was held for sale and presented as a discontinued operation for all comparable prior periods.  The loss for the three and nine months ended March 31, 2009 is the result of the operating losses, net of tax, and the impairment loss on the sale of Trade Secret, net of tax.  (Loss) income from discontinued operations for the three and nine months ended March 31, 2008 is the result of the operating income, net of tax.  See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three and nine months ended March 31, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro as compared to the comparable prior periods. During the three and nine months ended March 31, 2008, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound and Euro as compared to the comparable prior periods. Foreign currency translation had a consistent impact on income before income taxes with the impact on revenues for each respective period with the exception of the nine months ended March 31, 2009, as the net loss due to the $41.7 million goodwill impairment recognized by the salon concepts in the United Kingdom during the second quarter of the current fiscal year had a favorable impact.

	Impact on Revenues		Impact on Income Before Income Taxes
(Unfavorable) Favorable Impact of Foreign Currency Exchange Rate Fluctuations	March 31, 2009	March 31, 2008	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Three Months
Canadian dollar	$(6,958)	$4,684	$(865)	$736
British pound	(11,523)	621	(409)	(97)
Euro	(299)	682	(171)	110
Total	$(18,780)	$5,987	$(1,445)	$749
Nine Months
Canadian dollar	$(13,261)	$11,344	$(1,885)	$1,894
British pound	(24,334)	7,712	5,989	212
Euro	(221)	3,861	(98)	707
Total	$(37,816)	$22,917	$4,006	$2,813

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, International salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2009 and 2008 were as follows:

		Increase Over Prior Fiscal Year		Same-Store Sales Increase
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2009	$533,555	$5,287	1.0%	(4.3)%
2008	528,268	46,725	9.7	2.7
Nine Months
2009	$1,574,902	$26,203	1.7%	(2.5)%
2008	1,548,699	125,241	8.8	1.7

The percentage increases (decreases) during the three and nine months ended March 31, 2009 and 2008 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	3.7%	4.4%	4.1%	4.2%
Organic	(0.6)	4.7	(0.9)	4.2
Foreign currency	(1.3)	1.0	(0.9)	0.8
Franchise revenues	(0.1)	0.1	—	0.1
Closed salons	(0.7)	(0.5)	(0.6)	(0.5)
	1.0%	9.7%	1.7%	8.8%

We acquired 229 North American salons during the twelve months ended March 31, 2009, including 135 franchise buybacks. The organic decrease was the result of a same-store sales decrease of 4.3 and 2.5 percent for the three and nine months ended March 31, 2009, respectively, and the deconsolidation of EEG on August 1, 2007, partially offset by the sales of product to the purchaser of Trade Secret. The foreign currency impact during the three and nine months ended March 31, 2009 was driven by the strengthening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 442 North American salons during the twelve months ended March 31, 2008, including 99 franchise buybacks. The organic growth was due primarily to the construction of 303 company-owned salons in North America during the twelve months ended March 31, 2008. The increase in organic growth was also impacted by a same-store service sales increase of 2.7 and 1.7 percent for the three and nine months ended March 31, 2008. The foreign currency impact during the three and nine months ended March 31, 2008 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

North American Salon Operating Income.  Operating income for the North American salons for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$65,378	12.3%	$(6,719)	(9.3)%	(130)
2008	72,097	13.6	5,243	7.8	(30)
Nine Months
2009	$195,382	12.4%	$(11,121)	(5.4)%	(90)
2008	206,503	13.3	9,804	5.1	(30)

(1)   Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three and nine months ended March 31, 2009 was primarily lower due to a decline in product margins from mix play, as a larger than expected percentage of our product sales came from lower-margin promotional items, negative leverage in fixed cost categories due to negative same-store sales and lease termination costs associated with the Company’s plan to close underperforming company-owned salons.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three and nine months ended March 31, 2008 was primarily due to decreases in gross margins as a result of higher payroll costs associated with recent salon acquisitions and negative payroll leverage.

International Salons

On January 31, 2008 the Company merged its continental European franchise salon operations with the Franck Provost Salon Group for a 30.0 percent interest in Provalliance. The Company’s investment in Provalliance is accounted for under the equity method of accounting and the results of operations of our European franchise salon operations were deconsolidated.  As a result of the deconsolidation, International salon revenue and International salon operating income for the first three quarters of fiscal year 2009 were negatively impacted.

International Salon Revenues.  Total International salon revenues for the three and nine months ended March 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2009	$35,878	$(20,095)	(35.9)%	(8.1)%
2008	55,973	(5,019)	(8.2)	(4.2)
Nine Months
2009	$125,594	$(66,716)	(34.7)%	(7.5)%
2008	192,310	15,074	8.5	(4.2)

The percentage increases (decreases) during the three and nine months ended March 31, 2009 and 2008 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	—%	4.8%	1.6%	3.9%
Organic	(5.2)	3.6	(6.1)	2.6
Foreign currency	(21.1)	2.5	(12.8)	6.5
Franchise revenues	(6.0)	(18.2)	(12.3)	(3.3)
Closed salons	(3.6)	(0.9)	(5.1)	(1.2)
	(35.9)%	(8.2)%	(34.7)%	8.5%

We did not acquire any international salons during the twelve months ended March 31, 2009. The organic decrease was primarily due to same-store sales decreases of 8.1 and 7.5 percent during the three and nine months ended March 31, 2009. The foreign currency impact during the three and nine months ended March 31, 2009 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the comparable prior period. The decrease in franchise revenues and closed salons was due to the merger of our continental European franchise salon operations with the Franck Provost Salon Group on January 31, 2008.

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

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Operating	Operating Income (Loss) as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income (Loss)	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$888	2.5%	$360	68.2%	160
2008	528	0.9	(3,528)	(87.0)	(580)
Nine Months
2009	$(40,005)	(31.9)%	$(51,154)	(458.8)%	(3,770)
2008	11,149	5.8	(1,708)	(13.3)	(150)

(1)   Represents the basis point change in International salon operating income as a percent of International salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in International salon operating income as a percent of International salon revenues during the three months ended March 31, 2009 was primarily due to a planned vacation accrual adjustment.

The basis point decrease in International salon operating income as a percent of International salon revenues during the nine months ended March 31, 2009 was primarily due to the $41.7 million goodwill impairment of the United Kingdom reporting unit recorded in the second quarter of fiscal year 2009.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three and nine months ended March 31, 2008 was primarily due to the deconsolidation of our European franchise salon operations and negative same-store sales, offset by improvement in the Euro exchange rate over the U.S. Dollar and the inclusion of the Vidal Sassoon academies.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and nine months ended March 31, 2009 and 2008 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales (Decrease)
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2009	$34,653	$37	0.1%	(2.9)%
2008	34,616	3,257	10.4	3.4
Nine Months
2009	$104,545	$4,701	4.7%	(1.1)%
2008	99,844	9,656	10.7	6.1

The percentage increases (decreases) during the three and nine months ended March 31, 2009 and 2008, were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	2.3%	11.1%	7.1%	7.2%
Organic	(1.8)	3.3	(1.1)	4.9
Franchise revenues	(0.4)	(4.0)	(1.3)	(1.4)
	0.1%	10.4%	4.7%	10.7%

Hair restoration revenues increased during the three and nine month periods ended March 31, 2009 and 2008 due to acquisition of two hair restoration centers through franchise buybacks and five new corporate locations during the twelve months ended March 31, 2009. The organic decrease was due to negative same-store sales. Franchise revenues decreased due to the reduction in franchise centers.

We acquired six hair restoration centers through franchise buybacks during the twelve months ended March 31, 2008. Hair restoration revenue from acquisitions increased primarily due to these franchise buybacks during the twelve months ended March 31, 2008. Organic hair restoration revenue increased during the three months ended March 31, 2008 due to strong recurring and new customer revenue. Franchise revenues decreased due to the reduction in franchise centers.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and nine months ended March 31, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$4,765	13.8%	$(2,248)	(32.1)%	(650)
2008	7,013	20.3	567	8.8	(30)
Nine Months
2009	$17,036	16.3%	$(3,949)	(18.8)%	(470)
2008	20,985	21.0	2,215	11.8	20

(1)   Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended March 31, 2009 is primarily due to the lower operating margins on newly constructed and acquired centers and a planned increase in advertising spend.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the nine months ended March 31, 2009 is primarily due to the lower operating margins on newly constructed and acquired centers, a planned increase in advertising spend and higher legal costs and financial due diligence associated with a terminated potential acquisition.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Periods Ended	Capitalization	Increase (1)
March 31, 2009	47.2%	330
June 30, 2008	43.9	20

(1)   Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The increase in the debt to capitalization ratio as of March 31, 2009 compared to June 30, 2008 was primarily due to a decrease in shareholder’s equity from the non-cash goodwill impairment within the United Kingdom salon division, the non-cash impairment related to the sale of Trade Secret and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound.

The basis point increase in the debt to capitalization ratio during the twelve months ended June 30, 2008 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during the twelve months ended June 30, 2008.

Total assets at March 31, 2009 and June 30, 2008 were as follows:

	March 31,	June 30,	$ Decrease Over	% Decrease Over
	2009	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,927,832	$2,235,871	$(308,039)	(13.8)%

(1)          Change as compared to prior fiscal year end (June 30).

The non-cash goodwill impairment within the United Kingdom salon division, non-cash impairment related to the sale of Trade Secret salon concept, and a planned reduction in inventory were the primary factors for the decrease in total assets as of March 31, 2009 compared to June 30, 2008.

Total shareholders’ equity at March 31, 2009 and June 30, 2008 was as follows:

	March 31,	June 30,	$ Decrease Over	% Decrease Over
	2009	2008	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$783,451	$976,186	$(192,735)	(19.7)%

(1)             Change as compared to prior fiscal year end (June 30).

The decrease in shareholders’ equity from June 30, 2008 to March 31, 2009 was primarily due to the non-cash goodwill impairment within the United Kingdom salon division, the non-cash impairment related to the sale of Trade Secret and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound.

Cash Flows

As we reconciled to net (loss) income per the Condensed Consolidated Statement of Cash Flows, the presentation below includes the operations of Trade Secret.

Operating Activities

Net cash provided by operating activities was $120.7 and $167.8 million during the nine months ended March 31, 2009 and 2008, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Operating Cash Flows	2009	2008
	(Dollars in thousands)
Net (loss) income	$(119,912)	$62,123
Depreciation and amortization	91,733	93,440
Deferred income taxes	(5,952)	1,250
Impairment on discontinued operations	183,090	—
Goodwill impairment	41,661	—
Receivables	(3,808)	(1,183)
Inventories	(547)	(3,740)
Income tax receivable	(39,979)	22,747
Other current assets	(2,391)	(18,259)
Accounts payable and accrued expenses	(24,038)	(7,485)
Other non-current liabilities	(1,002)	150
Other	1,870	18,796
	$120,725	$167,839

Cash provided by operating activities decreased during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 due a decline in operating cash flow as a result of negative same-store sales of 2.8 percent.

Investing Activities

Net cash used in investing activities was $92.5 and $237.5 million during the nine months ended March 31, 2009 and 2008, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Investing Cash Flows	2009	2008
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(32,248)	$(27,194)
Capital expenditures for the corporate office (including all technology-related expenditures)	(13,340)	(13,129)
Capital expenditures for new salon construction	(18,451)	(24,373)
Proceeds from sale of assets	51	21
Business and salon acquisitions	(40,051)	(124,379)
Proceeds from loans and investments	17,489	10,000
Disbursements for loans and investments	(5,971)	(43,900)
Transfer of cash related to contribution of schools and European franchise salon operations	—	(14,570)
	$(92,521)	$(237,524)

Cash used by investing activities was lower during the nine months ended March 31, 2009 compared to the nine months ended March 31, 2008 due to the planned reduction in acquisitions and investing and a $37.9 million decrease in disbursements for loans and investments to equity method investments.  In addition, during the nine months ended March 31, 2008, there was a transfer of $14.6 million of cash related to the deconsolidation of our schools and European franchise salon businesses.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine Months Ended March 31, 2009		For the Nine Months Ended March 31, 2008
	Constructed	Acquired	Constructed	Acquired
Regis Salons	16	23	10	4
MasterCuts	14	—	6	—
Trade Secret (1)	10	—	10	65
SmartStyle	53	—	167	—
Strip Centers	48	71	48	138
International	4	—	14	25
	145	94	255	232

(1) Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods will reflect Trade Secret as a discontinued operation.

Financing Activities

Net cash (used in) provided by financing activities was ($79.6) and $24.0 million during the nine months ended March 31, 2009 and 2008, respectively, was the result of the following:

	For the Nine Months Ended March 30,
Financing Cash Flows	2009	2008
	(Dollars in thousands)
Net (payments) borrowings on revolving credit facilities	$(74,200)	$20,287
Net proceeds of long-term debt	1,481	57,074
Proceeds from the issuance of common stock	2,307	7,897
Repurchase of common stock	—	(49,956)
Excess tax benefits from stock-based compensation plans	284	1,335
Dividend paid	(5,181)	(5,245)
Other	(4,328)	(7,343)
	$(79,637)	$24,049

Cash used by financing activities during the nine months ended March 31, 2009 was due to the net repayments on revolving credit facilities being greater than the net proceeds from long-term debt as reducing debt levels is one step we are taking to help us continue to be in compliance with our financial debt covenants. We have utilized intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling to reduce debt.

Acquisitions

The acquisitions during the nine months ended March 31, 2009 consisted of 85 franchise buybacks and 94 acquired corporate salons. The acquisitions during the nine months ended March 31, 2008 consisted of 94 franchise buybacks, and 167 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and nine months ended March 31, 2009.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

On October 3, 2008, we completed an $85 million term loan that matures in July 2012.  The proceeds from the term loan were used to pay down the $350 million revolving credit facility, allowing for additional availability on the revolving credit facility if needed in the future.  In the current economic environment, we maintain our strong position to access financing as we continue to have a predictable business model, strong operating cash flow and balance sheet.  See further discussion of the term loan within Note 10 of the Condensed Consolidated Financial Statements.

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2009.  Our most restrictive covenant is the ratio of earnings before interest, taxes, depreciation, amortization, and rent (EBITDAR), to fixed charges of 1.50 on a rolling four quarter basis.  Our fixed charge coverage ratio was 1.61 as of March 31, 2009. However, the continued global economic downturn and credit crisis have negatively impacted our operating results in the three and nine months ended March 31, 2009. Accordingly, we continue to take action to reduce debt and interest expense by utilizing intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling. We are also focused on reducing capital expenditure and acquisition budgets, reducing inventory levels, and reducing operating expenses.

Dividends

We paid dividends of $0.12 per share during the nine months ended March 31, 2009 and 2008. On April 30, 2009, our Board of Directors declared a $0.04 per share quarterly dividend payable May 28, 2009 to shareholders of record on May 14, 2009.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and, to a lesser extent, changes in the local currency exchange rate for locations outside the United States. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including $0.3 million related to the fair value swaps at June 30, 2008, the Company had the following outstanding debt balances:

	March 31,	June 30,
	2009	2008
	(Dollars in thousands)
Fixed rate debt	$541,707	$525,647
Floating rate debt	159,900	239,100
	$701,607	$764,747

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2008 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and nine months ended March 31, 2009.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins.  A variety of factors affect comparable same store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions.  These factors may cause our comparable same store sales results to differ materially from prior periods and from our expectations.  Our comparable same store sales results excluding the Trade Secret salons presented within discontinued operations for the three and nine months ended March 31, 2009 declined 4.5 and 2.8 percent, respectively, compared to the three and nine months ended March 31, 2008.

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

With approximately 12,800 locations and approximately 59,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We have entered into joint venture arrangements with other companies in the retail hair salon, beauty school and hair restoration businesses in order to maintain and expand our operations in the United States, Asia and continental Europe. If our joint venture partners are unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture businesses, or if any of our joint ventures are terminated, we may not be able to realize anticipated revenues and profits in the countries where our joint ventures operate and our business could be materially adversely affected. If our joint venture arrangements are not successful, we may have a limited ability to terminate or modify these arrangements. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture or to operate independently in the countries in which the terminated joint venture conducted business.

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

If we fail to protect the security of personal information about our customers, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

The nature of our business involves processing, transmission and storage of personal information about our customers.  If we experience a data security breach, we could be exposed to government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether.  Such events could lead to lost future sales and adversely affect our results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders during the   three months ended March 31, 2009.

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

REGIS CORPORATION

Date: May 11, 2009	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer