Form 10-K
period 2009-06-30
REGIS CORP
filed 2009-08-28
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceeding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the Registrant's most recently completed second fiscal quarter, December 31, 2008, was approximately $606,160,026. The Registrant has no non-voting common equity.

         As of August 21, 2009, the Registrant had 57,104,388 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 29, 2009 (the "2009 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of June 30, 2009) are incorporated by reference into Part III.

 REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

PART I

Item 1.    Business

        Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.

(a)   General Development of Business

        In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value priced salons located in department stores. In 1958, the chain was purchased by their son and renamed Regis Corporation. In December 2004, the Company purchased Hair Club for Men and Women. On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc (EEG). On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group. On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owned and operated PureBeauty and BeautyFirst salons. On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret), which included CCI. Additionally, the Company continues to acquire hair and retail product salons. Regis Corporation is listed on the NYSE under the ticker symbol "RGS." Discussions of the general development of the business take place throughout this Annual Report on Form 10-K.

(b)   Financial Information about Segments

        Segment data for the years ended June 30, 2009, 2008 and 2007 are included in Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c)   Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	4
Industry Overview	5
Salon Business Strategy	5
Salon Concepts	8
Salon Franchising Program	14
Salon Markets and Marketing	15
Salon Education and Training Programs	16
Salon Staff Recruiting and Retention	16
Salon Design	16
Salon Management Information Systems	17
Salon Competition	17
Hair Restoration Business Strategy	18
Affiliated Ownership Interest	19
Corporate Trademarks	20
Corporate Employees	20
Executive Officers	20
Corporate Community Involvement	21
Governmental Regulations	21

Background:

        Based in Minneapolis, Minnesota, the Company's primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, the Company owns Hair Club for Men and Women, a provider of hair restoration services. As of June 30, 2009, the Company owned, franchised or held ownership interests in over 12,900 worldwide locations. The Company's locations consisted of 10,026 company-owned and franchise salons, 95 hair restoration centers, and 2,804 locations in which the Company maintains an ownership interest of less than 100 percent. Each of the Company's salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

        The Company is organized to manage its operations based on significant lines of business—salons and hair restoration centers. Salon operations are managed based on geographical location—North America and international. The Company's North American salon operations are comprised of 7,537 company-owned salons and 2,045 franchise salons operating in the United States, Canada and Puerto Rico. The Company's international operations are comprised of 444 company-owned salons. The Company's worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts, Cost Cutters, and Sassoon. The Company's hair restoration centers are located in the United States and Canada. During fiscal year 2009, the number of customer visits at the Company's company-owned salons approximated 104 million. The Company had approximately 59,000 corporate employees worldwide during fiscal year 2009.

        On August 1, 2007, the Company contributed 51 of its wholly-owned accredited cosmetology schools to EEG in exchange for a 49.0 percent equity interest in EEG. The investment is accounted for under the equity method. The Company recorded an impairment charge related to this transaction of $23.0 million during the three months ended March 31, 2007.

        The Company realized that in order to maximize the potential of the beauty school division, it would be necessary to invest heavily in information technology platforms and management. The Company believes that contributing the beauty schools to EEG is the most efficient and accretive way to achieve its goals. This transaction leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG is the largest beauty school operator in North America with 85 accredited cosmetology schools with revenues of approximately $150 million annually and is overseen by the Empire Beauty School management team.

        In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's equity interest shareholder. The Company will continue to account for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. Refer to Note 6 to the Consolidated Financial Statements for additional information.

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,500 company-owned and franchise salons as of June 30, 2009.

        The Company contributed to Provalliance the shares of each of its European operating subsidiaries, other than the Company's operating subsidiaries in the United Kingdom and Germany. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis David™ and Saint Algue™ brands. This transaction is expected to create significant growth opportunities for Europe's salon brands. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. The Company recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009 on its investment in Provalliance as a result of increased debt and reduced earnings expectations that reduced the fair value of Provalliance below carrying value as of June 30, 2009.

        On February 16, 2009, the Company sold Trade Secret. The Company concluded, after a comprehensive review of its strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company's North America reportable segment. The Company recorded an impairment charge related to this transaction of $183.3 million during the year ended June 30, 2009.

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

          Organic Growth.    The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons as the Company has small or flexible square footage requirements for its salons. The Company's long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. Once the economy normalizes, the Company plans to continue to expand in North America. Refer to Note 4 to the Consolidated Financial Statements for additional information.

          A key component to successful North American organic growth relates to site selection, as discussed in the following paragraphs.

          Salon Site Selection.    The Company's salons are located in high-traffic locations such as: regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow customers adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

          Because the Company's various salon concepts target slightly different mass market customer groups, more than one of the Company's salon concepts may be located in the same real estate development without impeding sales of either concept. As a result, there are numerous leasing opportunities for all of its salon concepts.

          While same-store sales growth plays an important role in the Company's organic growth strategy, it is not critical to achieving the Company's long-term revenue growth objectives. However, same-store sales growth is important to achieving improved annual operating profit. New salon construction and salon acquisitions (described below) are expected to generate low single-digit annual revenue growth. The recent trend has been declining visitation patterns due to the current global economic condition and increasing average ticket price resulting in negative to low single-digit same-store sales growth. The Company expects fiscal year 2010 same-store sales to be in the range of negative 3.0 to positive 1.0 percent.

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

          Over the past 15 years, the Company has acquired 8,020 salons, expanding in both North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

          In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 280 and 186 salons were remodeled in fiscal years 2009 and 2008, respectively.

          Recent Salon Additions.    During fiscal year 2009, the Company constructed 275 new salons (182 company-owned and 93 franchise). Additionally, the Company acquired 177 company-owned salons, including 83 franchise salon buybacks.

          During fiscal year 2008, net of closures and relocations, the Company added approximately 486 salons through new construction and acquisitions. The Company constructed 504 new salons (325 company-owned and 179 franchise). Additionally, the Company acquired 475 company-owned salons, including 150 franchise salon buybacks.

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

          During fiscal year 2009, 313 salons were closed, including 255 company-owned salons and 58 franchise salons (excluding 83 franchise buybacks). In February of 2009, the Company sold its Trade Secret salon concept which consisted of 655 company-owned locations and 57 franchise locations. See Note 2 to the Consolidated Financial Statements for additional information. In June of 2009, the Company approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010, the majority of which are expected to occur in the first half of fiscal year 2010. All of the 80 locations are in the United Kingdom. The 80 underperforming United Kingdom company-owned salons expected to close in fiscal year 2010 is in addition to the normal closure activity of salons at the end of a lease term. We expect the normal closure activity of company-owned salons to be approximately 150 to 180 salons.

          During fiscal year 2008, 285 salons were closed, including 180 company-owned salons and 105 franchise salons (excluding 150 franchise buybacks). In July of 2008 (fiscal year 2009), the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. Approximately 100 locations were regional mall based concepts, another 40 locations were strip center concepts and 20 locations were in the United Kingdom. As of June 30, 2009, 70 stores ceased using the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to June 30, 2009. See Note 11 to the Consolidated Financial Statements for additional information.

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

        Centralized Control Over Salon Operations.    The Company manages its expansive salon base through a combination of area and regional supervisors, corporate salon directors and chief operating officers. Each area supervisor is responsible for the management of approximately ten to 12 salons. Regional supervisors oversee the performance of five to seven area supervisors or approximately 50 to 80 salons. Salon directors manage approximately 200 to 300 salons while chief operating officers are responsible for the oversight of an entire salon concept. This operational hierarchy is key to the Company's ability to expand successfully. In addition, the Company has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons' point of sale system. This information is used to reconcile cash on a daily basis.

          Consistent, Quality Service.    The Company is committed to meeting its customers' hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. To promote quality and consistency of services provided throughout the Company's salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. During fiscal years 2009, 2008, and 2007, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2009	2008	2007
Haircutting and styling (including shampooing & conditioning)	73%	72%	72%
Hair coloring	17	18	18
Hair waving	4	4	4
Other	6	6	6

	100%	100%	100%

          High Quality, Professional Products.    The Company's salons sell nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, Nioxin, Tigi Bedhead, Kenra, Tigi Catwalk, American Crew, Big Sexy Hair and the Company's various private label brands.

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

          The Company has the most comprehensive assortment of retail products in the industry. Although the Company constantly strives to carry an optimal level of inventory in relation to consumer demand, it is more economical for the Company to have a higher amount of inventory on hand than to run the risk of being under stocked should demand prove higher than expected. The extended shelf life and lack of seasonality related to the beauty products allows the cost of carrying inventory to be relatively low and lessens the importance of inventory turnover ratios. The Company's primary goal is to maximize revenues rather than inventory turns.

          The retail portion of the Company's business complements its salon services business. The Company's stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their customers. Additionally, customers are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the customer's hair.

Salon Concepts:

        The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company's North American salon operations consist of 9,582 salons (including 2,045 franchise salons), operating under several concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company's international salon operations consist of 444 hair care salons located in Europe, primarily in the United Kingdom. Following the table below, the number of new salons expected to be opened within the upcoming fiscal year is discussed. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

        The table on the following pages set forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

COMPANY-OWNED AND FRANCHISE LOCATION SUMMARY

NORTH AMERICAN SALONS:	2009	2008	2007	2006	2005
REGIS SALONS
Open at beginning of period	1,078	1,099	1,079	1,093	1,085
Salons constructed	20	14	17	38	39
Acquired	23	4	49	14	13
Less relocations	(14)	(11)	(14)	(16)	(14)

Salon openings	29	7	52	36	38
Conversions	—	1	(1)	—	(1)
Salons closed	(36)	(29)	(31)	(50)	(29)

Total, Regis Salons	1,071	1,078	1,099	1,079	1,093

MASTERCUTS
Open at beginning of period	615	629	642	636	604
Salons constructed	14	7	15	32	47
Acquired	—	—	—	—	2
Less relocations	(10)	(6)	(12)	(8)	(13)

Salon openings	4	1	3	24	36
Conversions	—	—	—	(2)	1
Salons closed	(17)	(15)	(16)	(16)	(5)

Total, MasterCuts	602	615	629	642	636

TRADE SECRET
Company-owned salons:
Open at beginning of period	674	613	615	597	549
Salons constructed	10	16	20	33	56
Acquired	—	65	3	2	23
Franchise buybacks	—	5	—	5	—
Less relocations	(4)	(11)	(11)	(6)	(17)

Salon openings	6	75	12	34	62
Conversions	—	5	1	1	—
Salons sold	(655)	—	—	—	—
Salons closed	(25)	(19)	(15)	(17)	(14)

Total company-owned salons	—	674	613	615	597

Franchise salons:
Open at beginning of period	106	19	19	24	24
Salons constructed	1	2	—	—	—
Acquired	—	93	—	—	—
Less relocations	—	(1)	—	—	—

Salon openings	1	94	—	—	—
Franchise buybacks	—	(5)	—	(5)	—
Interdivisional reclassification(4)	(43)	—	—	—	—
Salons sold	(57)	—	—	—	—
Salons closed	(7)	(2)	—	—	—

Total franchise salons	—	106	19	19	24

Total, Trade Secret	—	780	632	634	621

NORTH AMERICAN SALONS:	2009	2008	2007	2006	2005
SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	2,212	2,000	1,739	1,497	1,263
Salons constructed	71	207	242	215	194
Acquired	—	—	—	—	—
Franchise buybacks	24	12	21	31	45
Less relocations	(2)	(3)	(2)	(2)	(1)

Salon openings	93	216	261	244	238
Conversions	—	—	—	1	—
Salons closed	(5)	(4)	—	(3)	(4)

Total company-owned salons	2,300	2,212	2,000	1,739	1,497

Franchise salons:
Open at beginning of period	146	151	164	184	201
Salons constructed	1	7	8	11	29

Salon openings	1	7	8	11	29
Franchise buybacks	(24)	(12)	(21)	(31)	(45)
Salons closed	(1)	—	—	—	(1)

Total franchise salons	122	146	151	164	184

Total, SmartStyle/Cost Cutters in Wal-Mart	2,422	2,358	2,151	1,903	1,681

SUPERCUTS
Company-owned salons:
Open at beginning of period	1,132	1,094	1,036	915	879
Salons constructed	27	33	45	76	55
Acquired	—	3	—	—	1
Franchise buybacks	6	38	37	77	14
Less relocations	(2)	(6)	(5)	(9)	(6)

Salon openings	31	68	77	144	64
Conversions	(2)	—	—	(1)	(3)
Salons closed	(47)	(30)	(19)	(22)	(25)

Total company-owned salons	1,114	1,132	1,094	1,036	915

Franchise salons:
Open at beginning of period	997	990	978	1,017	960
Salons constructed	51	71	69	74	96
Acquired(2)	—	—	—	—	1
Less relocations	(7)	(6)	(7)	(7)	(4)

Salon openings	44	65	62	67	93
Conversions	1	—	1	5	(2)
Franchise buybacks	(6)	(38)	(37)	(77)	(11)
Salons closed	(14)	(20)	(14)	(34)	(23)

Total franchise salons	1,022	997	990	978	1,017

Total, Supercuts	2,136	2,129	2,084	2,014	1,932

PROMENADE
Company-owned salons:
Open at beginning of period	2,399	2,223	1,995	1,813	1,431
Salons constructed	36	33	56	104	112
Acquired	71	135	193	122	247
Franchise buybacks	53	95	35	27	80
Less relocations	(16)	(8)	(12)	(12)	(15)

Salon openings	144	255	272	241	424
Conversions	1	(5)	—	(1)	—
Salons closed	(94)	(74)	(44)	(58)	(42)

Total company-owned salons	2,450	2,399	2,223	1,995	1,813

NORTH AMERICAN SALONS:	2009	2008	2007	2006	2005
Franchise salons:
Open at beginning of period	914	1,008	1,026	1,085	1,145
Salons constructed	40	49	66	61	58
Acquired(2)	—	—	—	—	6
Less relocations	(7)	(5)	(12)	(11)	(9)

Salon openings	33	44	54	50	55
Conversions	—	—	(1)	(3)	5
Franchise buybacks	(53)	(95)	(35)	(27)	(80)
Interdivisional reclassification(4)	43	—	—	—	—
Salons closed	(36)	(43)	(36)	(79)	(40)

Total franchise salons	901	914	1,008	1,026	1,085

Total, Promenade	3,351	3,313	3,231	3,021	2,898

INTERNATIONAL SALONS(1):	2009	2008	2007	2006	2005
Company-owned salons:
Open at beginning of period	472	481	453	426	416
Salons constructed	4	15	25	33	22
Acquired	—	25	12	10	19
Franchise buybacks	—	—	4	2	—
Less relocations	(1)	(1)	(3)	(4)	—

Salon openings	3	39	38	41	41
Conversions	—	1	—	(2)	(3)
Affiliated joint ventures	—	(40)	—	—	—
Salons closed	(31)	(9)	(10)	(12)	(28)

Total company-owned salons	444	472	481	453	426

Franchise salons:
Open at beginning of period	—	1,574	1,587	1,592	1,594
Salons constructed	—	50	110	111	102
Acquired(2)	—	—	—	—	—
Less relocations	—	—	(1)	—	—

Salon openings	—	50	109	111	102
Conversions	—	3	—	2	—
Franchise buybacks	—	—	(4)	(2)	—
Affiliated joint ventures(3)	—	(1,587)	—	—	—
Salons closed	—	(40)	(118)	(116)	(104)

Total franchise salons	—	—	1,574	1,587	1,592

Total, International Salons	444	472	2,055	2,040	2,018

TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	8,582	8,139	7,559	6,977	6,227
Salons constructed	182	325	420	531	525
Acquired	94	232	257	148	305
Franchise buybacks	83	150	97	142	139
Less relocations	(49)	(46)	(59)	(57)	(66)

Salon openings	310	661	715	764	903
Conversions	(1)	2	—	(4)	(6)
Affiliated joint ventures	—	(40)	—	—	—
Salons sold	(655)	—	—	—	—
Salons closed	(255)	(180)	(135)	(178)	(147)

Total company-owned salons	7,981	8,582	8,139	7,559	6,977

TOTAL SYSTEM WIDE SALONS:	2009	2008	2007	2006	2005
Franchise salons:
Open at beginning of period	2,163	3,742	3,774	3,902	3,924
Salons constructed	93	179	253	257	285
Acquired(2)	—	93	—	—	7
Less relocations	(14)	(12)	(20)	(18)	(13)

Salon openings	79	260	233	239	279
Conversions	1	3	—	4	6
Franchise buybacks	(83)	(150)	(97)	(142)	(139)
Affiliated joint ventures	—	(1,587)	—	—	—
Salons sold	(57)	—	—	—	—
Salons closed	(58)	(105)	(168)	(229)	(168)

Total franchise salons	2,045	2,163	3,742	3,774	3,902

Total Salons	10,026	10,745	11,881	11,333	10,879

(1)
Canadian and Puerto Rican salons are included in the Regis Salons, MasterCuts, Supercuts, and Promenade and not included in the international salon totals.

(2)
Represents primarily the acquisition of franchise networks.

(3)
Represents European operating subsidiaries contributed to Franck Provost Salon Group.

(4)
On February 16, 2009, the Company announced the completion of the sale of its Trade Secret retail product division. As a result of this transaction, the Company reported the Trade Secret operations as discontinued operations for all periods presented. Forty-three franchise salons were not included in the sale of Trade Secret to the purchaser of Trade Secret and are not reported as discontinued operations. These franchise salons are now included in Promenade salons.

        In the preceding table, relocations represent a transfer of location by the same salon concept and conversions represent the transfer of one concept to another concept.

        Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2009, of the 1,071 total Regis salons, 158 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 78 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Service revenues represent approximately 84 percent of the concept's total revenues. The average ticket is approximately $40. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salons concept are various other trade names, including Carlton Hair, Sassoon, Mia & Maxx Hair Studios, Hair by Stewarts and Heidi's.

        The average initial capital investment required for a new Regis Salon is approximately $150,000 to $200,000, excluding average opening inventory costs of approximately $18,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $431,000.

        MasterCuts.    MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 82 percent of the concept's total revenues. The average ticket is approximately $19.

        The average initial capital investment required for a new MasterCuts salon is approximately $150,000 to $200,000, excluding average opening inventory costs of approximately $13,600. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $290,000.

        SmartStyle.    The SmartStyle salons share many operating characteristics of the Company's other salon concepts; however, they are located exclusively in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at SmartStyle Salons is approximately 76 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 33 percent. Additionally, the Company has 122 franchise salons located in Wal-Mart Supercenters. The average ticket is approximately $19.

        The average initial capital investment required for a new SmartStyle salon is approximately $35,000 to $45,000, excluding average opening inventory costs of approximately $14,000. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $271,000.

        Strip Center Salons.    The Company's Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

        Supercuts.    The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for approximately 66 percent of the customer mix. Service revenues represent approximately 89 percent of total company-owned strip center revenues. The average ticket is approximately $16.

        The average initial capital investment required for a new Supercuts salon is approximately $110,000 to $120,000, excluding average opening inventory costs of approximately $8,300. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $269,000.

        The Supercuts franchise salons provide consistent, high quality hair care services and professional products to customers at convenient times and locations and at a reasonable price. These Supercuts franchise salons appeal to men, women and children. Service revenues represent approximately 93 percent of the Supercuts franchise total revenues. Average annual revenues in a Supercuts franchise salon which has been open five years or more are approximately $339,000.

        Cost Cutters (franchise salons).    The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The customer mix at Cost Cutters is split relatively evenly between men and women. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $282,000.

        In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

        Promenade Salons.    Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. The customer mix is split relatively evenly between men and women at most concepts. Service revenues represent approximately 89 percent of total company-owned strip center revenues. The average ticket is approximately $18.

        The average initial capital investment required for a new Promenade Salon is approximately $80,000 to $90,000, excluding average opening inventory costs of approximately $8,000. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $245,000.

        Other Franchise Concepts.    This group of franchise salons includes primarily First Choice Haircutters, Magicuts, Beauty Supply Outlets and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under Strip Center Salons.

        International Salons.    The Company's international salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £135,000, and £145,000, for a Regis salon, between £55,000 and £65,000 for a Supercuts salon. Average annual salon revenues for a salon which has been open five years or more are approximately £218,000 in a Regis salon and £208,000 in a Supercuts salon. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is approximately £450,000. Average annual salon revenues for a salon which has been open five years or more is approximately £889,000.

Salon Franchising Program:

        General.    The Company has various franchising programs supporting its 2,045 franchise salons as of June 30, 2009, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, and Pro Cuts. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

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

        To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 10 of "Notes to Consolidated Financial Statements" for further information about the Company's commitments and contingencies, including leases.

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

        Additional information regarding each of the major franchisee brands is listed below:

  Supercuts (North America)

          The majority of existing Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific and does not provide any territorial protection to a franchisee, although some older franchise agreements do include limited territorial protection. Development agreements for new markets include limited territory protection for the Supercuts concept. The Company has a comprehensive impact policy that resolves potential conflicts among Supercuts franchisees and/or the Company's Supercuts locations regarding proposed salon sites.

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

        Most franchise concepts maintain separate advertising funds (the Funds), that provide comprehensive advertising and sales promotion support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of all of the funds expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system wide activities. This intensive advertising program creates significant consumer awareness, a strong concept image and high loyalty.

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

        At the individual salon level the barriers to enter the market are not considerable, however, significant barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of differentiation versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations.

Hair Restoration Business Strategy:

        In December 2004, the Company acquired Hair Club for Men and Women (Hair Club), the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. The Company's operations consist of 95 locations (33 franchise locations) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately five percent based on customer count.

        In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2009, 2008, and 2007:

	2009	2008	2007
Company-owned hair restoration centers:
Open at beginning of period	57	49	48
Constructed	8	3	—
Acquired	—	—	1
Franchise buybacks	2	6	1
Less relocations	(5)	(1)	—

Site openings	5	8	2

Sites closed	—	—	(1)

Total company-owned hair restoration centers	62	57	49

Franchise hair restoration centers:
Open at beginning of period	35	41	42
Acquired	—	2	3
Franchise buybacks	(2)	(6)	(1)
Less Relocations	—	(2)	(2)

Site openings	(2)	(6)	—

Sites closed	—	—	(1)

Total franchise hair restoration centers	33	35	41

Total hair restoration centers	95	92	90

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

          Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers' product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2009, 23 locations were equipped and staffed to perform the procedure. Currently, a total of 46 hair restoration centers offer this service to their customers. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

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

Affiliated Ownership Interests:

        The Company maintains ownership interests in salons and beauty schools. The primary ownership interests are in Provalliance, EEG, Intelligent Nutrients, LLC. and Hair Club for Men, Ltd., which are accounted for as equity method investments.

        The Company maintains a 30.0 percent ownership interest in Provalliance. The fiscal year 2008 merger of the operations of the European operating subsidiaries with the Franck Provost Salon Group created a newly formed entity, Provalliance. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion.

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

        The Company maintains a 50.0 percent ownership in Hair Club for Men, Ltd. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin.

Corporate Trademarks:

        The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "Regis Salons," "Supercuts," "MasterCuts," "SmartStyle," "Cost Cutters," "Hair Masters," "First Choice Haircutters," "Magicuts" and "Hair Club for Men and Women."

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

Corporate Employees:

        During fiscal year 2009, the Company had approximately 59,000 full- and part-time employees worldwide, of which approximately 52,000 employees were located in the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Paul D. Finkelstein	67	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	54	Senior Executive Vice President, Chief Financial and Administrative Officer
Bruce Johnson	56	Executive Vice President, Design and Construction
Mark Kartarik	53	Executive Vice President, Regis Corporation and President, Franchise Division
Norma Knudsen	51	Executive Vice President, Merchandising
Gordon Nelson	58	Executive Vice President, Fashion, Education and Marketing
Eric A. Bakken	42	Senior Vice President, General Counsel and Secretary

        Paul D. Finkelstein has served as Chairman of the Board of Directors and CEO since 2004. He served as President and Chief Executive Officer from 1996 to 2004, as President and Chief Operating Officer from 1988 to 1996 and as Executive Vice President from 1987 to 1988. During fiscal year 2009, he was also elected Director of CPI Corp., which operates portrait studios in North America, primarily in Sears and Wal-Mart stores.

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

        Norma Knudsen has served as Executive Vice President, Merchandising since July 2006. She served as Chief Operating Officer, Trade Secret from February 1999 through 2009 and as Vice President, Trade Secret Operations from 1995 to 1999.

        Gordon Nelson has served as Executive Vice President, Fashion, Education and Marketing of the Company since 2006. He served as Senior Vice President from 1994 to 2006 and in other roles with the Company from 1977 to 1994.

        Eric A. Bakken has served as Senior Vice President since 2006. He served as General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a lawyer to the Company from 1994 to 1998.

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

(d)   Financial Information about Foreign and North American Operations

        Financial information about foreign and North American markets is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 16 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Item 1A.    Risk Factors

Our business and our industry are affected by cyclical and global economic factors, including the risk of a prolonged recession.

        Our financial results are substantially dependent upon overall economic conditions in the United States and in Europe. A prolonged or a deepening recession in the United States, or globally, could substantially further decrease the demand for our products and services below current levels and adversely affect our business. Our industry has historically been vulnerable to significant declines in consumption and product and service pricing during prolonged periods of economic downturn such as at present.

        Recessions and other periods of economic dislocation typically result in a lower level of discretionary income for consumers. To the extent discretionary income declines, consumers may be more likely to reduce discretionary spending. This could result in our salon customers foregoing salon treatments or using home treatments as a substitute. It could also result in our hair restoration patients decreasing the amount spent on hair restoration treatments.

        The current economic downturn has affected our financial results for the fiscal year ended June 30, 2009. Our comparable same-store sales results for the twelve months ended June 30, 2009 declined 3.1 percent compared to the twelve months ended June 30, 2008. During the fiscal year ended June 30, 2009 the fair value of our common stock declined such that it began trading below our book value per share. Also, we impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Hair Restoration Centers.

Changes in the general economic environment may impact our business and results of operations.

        Changes to the United States, Canadian, United Kingdom and other European economies have an impact on our business. As a result of our entrance into the Asian market, changes in the Asian economies may also impact our business. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons and hair restoration centers can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.

If we continue to have negative same-store sales our business and results of operations may be affected.

        Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable same-store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results excluding the Trade Secret salons presented within discontinued operations for the year ended June 30, 2009 declined 3.1 percent compared to the year ended June 30, 2008.

        If we are unable to improve our comparable same-store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

Changes in our key relationships may adversely affect our operating results.

        We maintain key relationships with certain companies, including Wal-Mart. Termination or modification of any of these relationships, including Wal-Mart, could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.

Changes in fashion trends may impact our revenue.

        Changes in consumer tastes and fashion trends can have an impact on our financial performance. For example, trends in wearing longer hair may reduce the number of visits to, and therefore, sales at our salons.

Changes in regulatory and statutory laws may result in increased costs to our business.

        With approximately 12,900 locations and 59,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

        Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. During fiscal year 2008, the National Association of Insurance Commissioners downgraded our private placement debt from investment-grade private placement to non-investment grade. The downgrade has not had any effect on the private placement debt outstanding or corresponding interest rate. Any future non-investment grade private placement debt would result in a substantially higher interest rate. The downgrade has not impacted our revolving credit facility or our ability to secure bank borrowings. See discussion in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for additional information.

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

Certain of the terms and provisions of the convertible notes we recently issued may adversely affect our financial condition and operating results and impose other risks.

        We recently issued $172,500,000 aggregate principal amount of our 5.0% convertible senior notes due 2014 in a public offering. Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

  •
  Holders of notes may convert their notes into shares of our common stock, which may dilute the ownership interest of our shareholders,

  •
  If we elect to settle all or a portion of the conversion obligation exercised by holders of the notes through the payment of cash, it could adversely affect our liquidity,

  •
  Holders of notes may require us to purchase their notes upon certain fundamental changes, and any failure by us to purchase the notes in such event would result in an event of default with respect to the notes,

  •
  The fundamental change provisions contained in the notes may delay or prevent a takeover attempt of the Company that might otherwise be beneficial to our investors,

  •
  Recent changes in the accounting method for convertible debt securities that may be settled in cash require us to include both the current period's amortization of the debt discount and the instrument's coupon interest as interest expense, which will decrease our financial results,

  •
  Our ability to pay principal and interest on the notes depends on our future operating performance and any failure by us to make scheduled payments could allow the note holders to declare all outstanding principal and interest to be due and payable, result in termination of other debt commitments and foreclosure proceedings by other lends, or force us into bankruptcy or liquidation, and

  •
  The debt obligations represented by the notes may limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flow from operations to pay our debt, limit our ability to adjust rapidly to changing market conditions and increase our vulnerability to downtowns in general economic conditions in our business.

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

        None of the Company's salon leases is individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 10 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.    Legal Proceedings

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

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

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2009 and 2008 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 21, 2009, Regis shares were owned by approximately 27,300 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $16.83 per share on August 21, 2009.

	2009		2008
Fiscal Quarter	High	Low	High	Low
1st Quarter	$31.96	$24.34	$39.13	$30.38
2nd Quarter	27.83	8.21	34.96	26.31
3rd Quarter	16.02	9.81	28.40	22.20
4th Quarter	20.36	13.94	31.39	26.32

        The Company paid quarterly dividends of $0.04 per share in fiscal years 2009 and 2008. The Company expects to continue paying regular quarterly dividends for the foreseeable future.

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

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., AutoZone, Inc., Brinker International, Inc., CBRL Group, Inc., DineEquity, Inc., Foot Locker, Inc., GameStop Corp., H&R Block, Inc., Jack in the Box, Inc., Papa John's International, Inc., PetSmart, Inc., RadioShack Corp., Service Corporation International, and Starbucks Corp.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2004 and those dividends, if any, were reinvested.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2009

	2004	2005	2006	2007	2008	2009
Regis	100.00	88.00	80.52	86.85	60.16	40.18
S & P 500	100.00	106.32	115.50	139.28	121.01	89.28
S & P 400 Midcap	100.00	114.03	128.83	152.67	141.47	101.83
Dow Jones Consumer Service Index	100.00	105.83	109.50	128.02	101.11	83.45
Peer Group	100.00	116.15	123.21	133.21	98.18	89.67

(b)   Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2009, 2008, and 2007, a total accumulated 6.8, 6.8, and 5.1 million shares have been repurchased for $226.5, $226.5, and $176.5 million, respectively. As of June 30, 2009, $73.5 million remains to be spent on share repurchases under this program.

        The Company did not repurchase any of its common stock through its share repurchase program during the twelve months ended June 30, 2009.

CEO and CFO Certifications

        The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO's annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the company of the NYSE's Corporate Governance listing standards was submitted to the NYSE on November 4, 2008.

Item 6.    Selected Financial Data

        Beginning with the period ended December 31, 2008 the operations of Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented will reflect Trade Secret as a discontinued operation. The following discussion of results of operations will reflect results from continuing operations. Discontinued operations will be discussed at the end of this section.

        The following table sets forth, in thousands (except per share data), for the periods indicated, selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8.

	2009	2008	2007	2006	2005
Revenues(a)	$2,429,787	$2,481,391	$2,373,338	$2,168,002	$1,941,360
Operating income(b)	109,073	173,340	141,506	179,147	101,613
Income from continuing operations(c)	6,970	83,901	67,739	92,903	41,791
Income from continuing operations per diluted share(c)	0.16	1.92	1.48	2.00	0.90
Total assets	1,892,486	2,235,871	2,132,114	1,985,324	1,725,976
Long-term debt, including current portion	634,307	764,747	709,231	622,269	568,776
Dividends declared	$0.16	$0.16	$0.16	$0.16	$0.16

a)
Revenues from salons, schools or hair restorations centers acquired each year were $82.1, $110.0, $105.1, $158.3, and $172.5 million during fiscal years 2009, 2008, 2007, 2006, and 2005, respectively. Revenues from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 were $5.6, $68.5, $48.2 and $18.2 million in fiscal years 2008, 2007, 2006 and 2005, respectively. Revenues from the deconsolidated European franchise salon operations were $36.2, $57.0, $52.7 and $55.1 million in fiscal years 2008, 2007, 2006 and 2005, respectively.

b)
The following significant items affected operating income:

•
Operating (loss) income from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 was ($0.3), ($18.6), $2.3 and $2.5 million in fiscal years 2008, 2007, 2006 and 2005, respectively. Operating (loss) income from the deconsolidated European franchise salon operations was $5.1, $7.5, $4.8 and ($31.0) million in fiscal years 2008, 2007, 2006 and 2005, respectively.

•
An impairment charge of $41.7 million associated with the Company's United Kingdom salon division, was recorded in fiscal year 2009. An impairment charge of $23.0 million associated with the Company's accredited cosmetology schools was recorded in fiscal year 2007. An impairment charge of $38.3 million related to goodwill associated with the Company's European business was recorded in fiscal year 2005.

•
A net settlement gain of $33.7 million was recognized during fiscal year 2006 stemming from a termination fee collected from Alberto-Culver Company due to the terminated merger agreement for Sally Beauty Company. The termination fee gain is net of direct transaction-related expenses associated with the terminated merger agreement.

•
Adjustments were recorded in fiscal years 2009, 2008, 2007, 2006 and 2005 related to a change in estimate of the Company's self-insurance accruals, primarily prior years' workers' compensation claims reserves, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws. Site operating expenses decreased by $9.9, $6.9, and $10.0 million in fiscal years 2009, 2008, and 2007, respectively, and increased by $0.9 and $2.3 million in fiscal years 2006 and 2005, respectively, as a result in the change in estimate.

  •
  Expenses of $10.2, $6.1, $5.1, $6.9, and $3.1 million related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2009, 2008, 2007, 2006, and 2005, respectively.

  •
  A $5.7 million charge associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business was recorded in fiscal year 2009. A $5.7 million charge associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business was recorded in fiscal year 2006.

  •
  Fiscal year 2006 includes a $2.8 million charge related to the settlement of a wage and hour lawsuit under the Fair Labor Standards Act (FLSA).

c)
The following significant items affected income from continuing operations and income from continuing operations per diluted share:

•
An income tax charge of approximately $3.8 million was recorded during fiscal year 2009 associated with an adjustment to correct our prior year deferred income tax balances. An income tax charge of approximately $3.0 million of which $1.3 million was recorded through income tax expense and $1.7 million was recorded through other comprehensive income during fiscal year 2008 was associated with repatriating approximately $30.0 million of cash previously considered to be indefinitely reinvested outside of the United States. An income tax benefit increased reported net income by approximately $4.1 million during fiscal year 2007 due to the reinstatement of the Work Opportunity and Welfare-to-Work Tax Credits. Approximately $1.3 million of this benefit related to credits earned during fiscal year 2006, as the change in tax law during fiscal year 2007 was retroactive to January 1, 2006. Work Opportunity and Welfare-to-Work Tax Credits increased reported net income by $0.8 and $1.8 million during fiscal years 2006 and 2005, respectively.

•
Impairment charges of $25.7 and $7.8 million associated with the Company's investment in Provalliance and for the full carrying value of our investment in and loans to Intelligent Nutrients, LLC were recorded in fiscal year 2009.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

  •
  Management's Overview

  •
  Critical Accounting Policies

  •
  Overview of Fiscal Year 2009 Results

  •
  Results of Operations

  •
  Liquidity and Capital Resources

MANAGEMENT'S OVERVIEW

        Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of June 30, 2009, we owned, franchised or held ownership interests in over 12,900 worldwide locations. Our locations consisted of 10,026 system wide North American and international salons, 95 hair restoration centers, and 2,804 locations in which we maintain an ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our

North American salon operations include 9,582 salons, including 2,045 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 444 salons located in Europe, primarily in the United Kingdom. Hair Club for Men and Women includes 95 North American locations, including 33 franchise locations. During fiscal year 2009, we had approximately 59,000 corporate employees worldwide.

        Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. Due to the current economic conditions we have recently reduced the pace of our new salon development and salon acquisitions. We expect to continue with our historical trend of building and/or acquiring 700 to 1,000 salons each year once the economy normalizes.

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

        We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2010, our outlook for constructed salons will be between 125 and 175 units. Capital expenditures and acquisitions are expected to be approximately $90.0 to $100.0 million in fiscal year 2010, including capital expenditures of approximately $55.0 to $60.0 million.

        Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Once the economy normalizes, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 50 to 100 salons as well in fiscal year 2010. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2010 consolidated same-store sales to be in the range of negative 3.0 to positive 1.0 percent.

        Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2009, we acquired 8,020 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

        Our organic growth plans for hair restoration include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for our customers, hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers. Our growth expectations for our hair restoration business are not dependent on referral business from, or cross marketing with, our hair salon business, but these concepts continue to be evaluated closely for additional growth opportunities.

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

Investment In and Loans to Affiliates

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the cost method or equity method of accounting, as appropriate. The Company also has loans receivable from certain of these entities. The valuation of investments accounted for under the cost method considers all available financial information related to the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statement of Operations in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively.

Goodwill

        Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, Goodwill and Other Intangible Assets. In evaluating whether goodwill is impaired, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides. We periodically engage third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations. Our policy is to perform our annual goodwill impairment test during our third quarter of each fiscal year ending June 30.

        The discounted cash flow model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management's business plans and historical trends. A summary of the critical assumptions utilized during the fiscal year 2009 annual impairment test are outlined below:

  Annual revenue growth.    Annual revenue growth is primarily driven by assumed same-store sales rates of negative 3.0 percent to positive 3.0 percent. Other considerations include anticipated economic conditions, moderate acquisition growth, and the anniversary of reduced visitation patterns.

  Gross margins.    Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant in each year for all reporting units.

  Fixed expense rates.    Fixed expense rate increases of 2.5 percent based on anticipated inflation were used in each year for all reporting units. Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

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

  Discount rates.    Discount rates of 11.0 percent were used for all reporting units other than Hair Restoration Centers which used a discount rate of 13.0 percent, which were consistent with a weighted average cost of capital for a potential market participant.

        In the situations where a reporting unit's carrying value exceeds its fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        Based on the Company's annual impairment analysis of goodwill performed during the third quarter of fiscal year 2009, no impairment of goodwill was recorded. The estimated fair value of the Regis salon concept exceeded its carrying value by approximately 4.0 percent or $8.0 million and the estimated fair value of Hair Restoration Centers exceeded carrying value by approximately 12.0 percent or $30.0 million. The respective fair values of the Company's remaining reporting units exceeded fair value by a much larger percentage. While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers' goodwill.

        As a result of the higher likelihood of impairment of the Regis salon concept and Hair Restoration Centers' goodwill and sensitivity of the Company's critical assumptions in estimating fair value of these reporting units, the Company has provided additional information related to these two reporting units.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$5,900
Same-Store Sales	1.0%	19,000

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers' goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$20,300
Same-Store Sales	1.0%	17,800

        As part of our annual impairment testing as of March 31, 2009, our estimated fair value as determined by the sum of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium. Subsequent to June 30, 2009, the fair value of our stock continues to fluctuate and regularly trades below our book value per share. Adverse changes in expected operating results, an extended period of our stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairment of goodwill. The Company concluded there were no triggering events between the annual impairment testing and June 30, 2009.

        A summary of the Company's goodwill balance as of June 30, 2009 by reporting unit is as follows:

Reporting Unit	As of June 30, 2009
(Dollars in thousands)
Regis	$136,274
MasterCuts	4,652
SmartStyle	47,783
Supercuts	120,360
Promenade	305,986

Total North America Salons	615,055
Hair Restoration Centers	149,367

Consolidated Goodwill	$764,422

        Prior to the annual goodwill impairment analysis for fiscal year 2009, the fair value of the Company's stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company's stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008.

        As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations. The recent performance challenges of the international salon operations indicated that the estimated fair value was less than the current carrying of this reporting units net assets, including goodwill.

        During the three months ended March 31 of fiscal years 2008 and 2007, we performed our annual goodwill impairment analysis on our reporting units. Based on our testing, a $23.0 million impairment charge was recorded during fiscal year 2007 related to our beauty school business. No impairment charges were recorded during fiscal years 2008.

Long-Lived Assets, Excluding Goodwill

        We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis is performed on a salon by salon basis. The Company's test for impairment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related salon assets that does not recover the carrying value of the salon assets. When the sum of a salon's undiscounted estimated future cash flow is zero or negative, impairment is measured as the full carrying value of the related salon's equipment and leasehold improvements. When the sum of a salon's undiscounted cash flows is greater than zero but less than the carrying value of the related salon's equipment and leasehold improvements, a discounted cash flow analysis is performed to estimate the fair value of the salon assets and impairment is measured as the difference between then carrying value of the salon assets and the estimated fair value. The fair value estimate is based on the best information available, including market data.

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

        During fiscal years 2009, 2008 and 2007, $10.2, $6.1, and $5.1 million, respectively, of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations. In June 2009, we approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010 that was in addition to the July 2008 approved plan of closing up to 160 underperforming company-owned salons in fiscal year2009. We also evaluated the appropriateness of the remaining useful lives of its affected property and equipment and whether a change to the depreciation charge was warranted. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Purchase Price Allocation

        We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2009, 2008 and 2007 acquisitions totaled $1.3, $16.1, and $4.5 million, respectively. The residual goodwill generated by fiscal year 2009, 2008, and 2007 acquisitions totaled $30.8, $105.3, and $50.8 million, respectively.

Self-insurance Accruals

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practices liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for four models; California, Ohio, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability, however, it is a single model for all liability claims rather than the four separate models used for workers' compensation.

        The health insurance analysis utilizes trailing twelve months of paid and 24 months of incurred medical and prescription claims to project the amount of incurred but not yet reported claims liability amount. The lag factors are developed based on the Company's specific claim data utilizing a completion factor methodology. The developed factor, expressed as a percentage of paid claims, is applied to the trailing twelve months of paid claims to calculate the estimated liability amount. The calculated liability amount is reviewed for reasonableness based on reserve adequacy ranges for historical periods by testing prior reserve levels against actual expenses to date.

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal years 2009, 2008, and 2007, we recorded decreases in expense from changes in estimates related to prior year open policy periods continuing operations of $9.9, $6.9, and $10.0 million, respectively. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in income of affiliated companies by $4.0, $4.7 and $4.8 million for the three years ended June 30, 2009, 2008 and 2007, respectively. The Company updates loss projections each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

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

        In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2006 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2005. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        We adopted the provisions of FASB Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, effective July 1, 2007. FIN No. 48 provides guidance regarding the recognition, measurement, presentation, and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. As a result of the adoption of FIN No. 48, effective July 1, 2007, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties. As of June 30, 2009 the Company's unrecognized income tax benefits were $14.8 million. See Note 13, to the Consolidated Financial Statements, for further information.

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

OVERVIEW OF FISCAL YEAR 2009 RESULTS

        The following summarizes key aspects of our fiscal year 2009 results:

  •
  Revenues decreased 2.1 percent to $2.4 billion and consolidated same-store sales decreased 3.1 percent during fiscal year 2009. The Company experienced a decline in customer visitation as a result of the continued global economic decline, partially offset by an increase in average ticket price, resulted in a decrease in consolidated same-store sales of 3.1 percent. The revenue decrease was partially offset by $32.2 million of product sold to the purchaser of Trade Secret. The Company expects fiscal year 2010 same-store sales to be in the range of negative 3.0 to positive 1.0 percent.

  •
  The Trade Secret concept was sold on February 16, 2009 and results have been reported within discontinued operations within the Consolidated Financial Statements. Reported as part of the loss on discontinued operations was a pre-tax $183.3 million non-cash write-off consisting primarily of inventories, property and equipment, and goodwill. The Trade Secret concept locations sold included 655 company-owned salons and 57 franchised salons.

  •
  Goodwill impairment charges of $41.7 million associated with our salon concepts in the United Kingdom were recorded during fiscal year 2009.

  •
  Other-than-temporary impairment charges of $25.7 million of our investment in Provalliance were recorded during fiscal year 2009.

  •
  Other-than-temporary impairment charges of $7.8 million for the full carrying value of our investment in and loans to Intelligent Nutrients, LLC were recorded during fiscal year 2009.

  •
  Long-lived asset impairment charges of $10.2 million were recorded during fiscal year 2009.

  •
  Total debt at the end of the fiscal year was $634.3 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, increased 20 basis points to 44.1 percent as compared to June 30, 2008.

  •
  The annual effective income tax rate of 53.3 percent was adversely impacted by the pre-tax non-cash goodwill impairment charge of $41.7 million and an adjustment to correct our prior year deferred income tax balances of $3.8 million. Offsetting these amounts were favorable releases of FIN 48 reserves primarily due to the expiration of statutes of limitation resulting in a decrease in income tax expense of $5.7 million.

  •
  Site operating expenses were positively impacted by a $9.9 million pre-tax change in estimate of the Company's self-insurance accruals, primarily workers' compensation, due to the continued improvement of our safety and return-to-work programs over the recent years.

  •
  Lease termination costs of $6.2 million ($5.7 million pre-tax included in continuing operations, with $0.5 million included in loss from discontinued operations) were incurred as a result of the 76 salons that ceased using the right to use the leased property or negotiated a lease termination agreement in connection with the Company's planned closure of up to 160 underperforming company-owned salons.

RESULTS OF OPERATIONS

        Beginning with the period ended December 31, 2008 the operations of Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented will reflect Trade Secret as a discontinued operation. The following discussion of results of operations will reflect results from continuing operations. Discontinued operations will be discussed at the end of this section.

Consolidated Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations in Item 8, expressed as a percent of revenues. The percentages are computed as a percent of total revenues, except as noted.

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2009	2008	2007
Service revenues	75.5%	75.1%	74.3%
Product revenues	22.9	22.2	22.3
Royalties and fees	1.6	2.7	3.4

Operating expenses:
Cost of service(1)	57.0	57.1	56.0
Cost of product(2)	50.9	48.0	48.8
Site operating expenses	7.8	7.4	8.0
General and administrative	12.0	13.0	13.4
Rent	14.3	14.6	14.4
Depreciation and amortization	4.8	4.6	4.7
Goodwill impairment	1.7	—	1.0
Lease termination costs	0.2	—	—

Operating income	4.5	7.0	6.0

Income from continuing operations before income taxes and equity in (loss) income of affiliated companies	3.2	5.5	4.4
Income from continuing operations	0.3	3.4	2.9
(Loss) income from discontinued operations	(5.4)	0.1	0.7
Net (loss) income	(5.1)	3.4	3.5

(1)
Computed as a percent of service revenues and excludes depreciation expense.

(2)
Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues decreased 2.1 percent to $2.4 billion during fiscal year 2009 and increased 4.6 percent to $2.5 billion during fiscal year 2008. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
North American salons:
Regis	$474,964	$514,219	$498,577
MasterCuts	170,338	175,974	174,287
SmartStyle	529,782	507,349	462,321
Supercuts(1)	310,913	305,104	287,416
Promenade(1)(6)	631,701	581,542	489,579
Other(3)	—	5,558	—

Total North American Salons(5)	2,117,698	2,089,746	1,912,180
International salons(1)(2)	171,569	256,063	253,430
Beauty schools(3)	—	—	85,627
Hair restoration centers(1)	140,520	135,582	122,101

Consolidated revenues	$2,429,787	$2,481,391	$2,373,338

Percent change from prior year	(2.1)%	4.6%	9.5%
Salon same-store sales (decrease) increase(4)	(3.1)%	1.5%	0.9%

(1)
Includes aggregate franchise royalties and fees of $39.6, $67.6, and $79.9 million in fiscal years 2009, 2008, and 2007, respectively. North American salon franchise royalties and fees represented 93.7, 58.6, and 47.8 percent of total franchise revenues in fiscal years 2009, 2008, and 2007, respectively. The decrease in aggregate franchise royalties and fees and the increase in North American salon franchise royalties and fees as a percent of total revenues for fiscal years 2009 and 2008 is a result of the deconsolidation of the Company's European franchise salon operations.

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

(5)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation. Accordingly, Trade Secret revenues are excluded from this presentation.

(6)
Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that Regis Corporation will supply product to the purchaser of Trade Secret at cost for a transition period of approximately six months following the date of the sale, with possible extension to not more than eleven months. For the fiscal year ended June 30, 2009, the Company generated revenue of $32.2 million in product revenues, which represented 1.3 percent of consolidated revenues.

        The decrease of 2.1 percent and the increases of 4.6, and 9.5 percent in consolidated revenues during fiscal years 2009, 2008 and 2007, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2009	2008	2007
Acquisitions (previous twelve months)	3.4%	4.6%	4.8%
Organic	(1.4)	3.4	4.0
Foreign currency	(2.2)	1.1	1.1
Franchise revenues	(1.1)	(0.6)	0.0
Closed salons	(0.8)	(3.9)	(0.4)

	(2.1)%	4.6%	9.5%

        We acquired 177 company-owned salons (including 83 franchise buybacks), and bought back two hair restoration centers from franchisees during fiscal year 2009 compared to 354 company-owned salons (including 145 franchise buybacks) and bought back six hair restoration centers from franchisees during fiscal year 2008. The organic decrease was primarily due to consolidated same-store sales decrease of 3.1 percent, partially offset by the construction of 172 company-owned salons during the twelve months ended June 30, 2009. The organic increase was primarily from the construction of 309 company-owned salons during the 12 months ended June 30, 2008, as well as consolidated same-store sales of 1.5 percent. We closed 281and 264 salons (including 51 and 103 franchise salons) during the twelve months ended June 30, 2009 and 2008, respectively.

        We acquired 354 company-owned salons (including 145 franchise buybacks), and bought back 6 hair restoration centers from franchisees during fiscal year 2008 compared to 351 company-owned salons (including 97 franchise buybacks), one beauty school and two company-owned hair restoration centers (including one franchise buyback) during fiscal year 2007. The organic growth was primarily from the construction of 309 and 400 company-owned salons during the twelve months ended June 30, 2008 and 2007, respectively, as well as consolidated same-store sales increases. Franchise revenues decreased primarily due to the merger of our 1,587 continental Europe franchise salons with Franck Provost Salon Group on January 31, 2008. We closed 264 and 288 salons (including 103 and

168 franchise salons) during the twelve months ended June 30, 2008 and 2007, respectively. The decrease in closed salons as a percent of revenues was primarily due to the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007.

        During fiscal year 2009, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the prior fiscal year's exchange rates. During fiscal years 2008 and 2007, the foreign currency impact was driven by the continued weakening of the United States dollar against the Canadian dollar, British pound, and Euro as compared to the prior fiscal year's exchange rates. Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

        Service Revenues.    Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$1,833,958	$(28,532)	(1.5)%
2008	1,862,490	98,010	5.6
2007	1,764,480	159,969	10.0

        The decrease in service revenues during fiscal year 2009 was due to same-store service sales decreasing 2.5 percent. Same-store service sales decreased 2.5 percent due to a decline in customer visits. Service revenues were also negatively impacted due to the strengthening of the United States dollar against the Canadian dollar, British pound, and Euro and the deconsolidation of the European franchise salon operations on January 31, 2008. Partially offsetting the decrease was growth due to acquisitions during the twelve months and an increase in average ticket.

        The growth in service revenues during fiscal year 2008 was driven by acquisitions and new salon construction (a component of organic growth). Service revenue growth was driven by a consolidated same-store service sales increase of 2.2 percent during the twelve months ended June 30, 2008 as a result of price increases. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 31, 2007.

        The growth in service revenues during fiscal year 2007 was driven primarily by acquisitions and new salon construction (a component of organic growth). Consolidated same-store service sales increased 1.1 percent during the twelve months ended June 30, 2007. Additionally, hair restoration service revenues contributed to the increase in consolidated service revenues during the twelve months ended June 30, 2007 due to strong recurring and new customer revenues and increases in hair transplant management fees. Same-store sales were negatively impacted by the sustained long-hair trend, as customer visitation patterns continued to be modest related to the fashion trend towards longer hairstyles.

        Product Revenues.    Product revenues are primarily sales at company-owned salons, hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$556,205	$4,919	0.9%
2008	551,286	22,374	4.2
2007	528,912	42,661	8.8

        The growth in product revenues during fiscal year 2009 was primarily due to product sales of $32.2 million to the purchaser of Trade Secret, partially offset by same-store product sales decreasing 5.1 percent. Same-store product sales decreased 5.1 percent during the fiscal year 2009 due to a decline in customer visits and a change in product mix, as a larger percentage of product sales came from promotional items.

        The growth in product revenues during fiscal year 2008 was primarily due to acquisitions, offset by same-store product sales decrease of 0.8 percent during the twelve months ended June 30, 2008. This decrease is due to the recent decline in the global economic condition and the continued trend of product diversion and increased appeal of mass hair care lines by the consumer.

        The growth in product revenues during fiscal year 2007 was primarily due to acquisitions. Growth was not as robust compared to the prior fiscal year due to a same-store product sales increase of 0.2 percent during the twelve months ended June 30, 2007, related to product diversion, reduced promotions and increased appeal of mass retail hair care lines by the consumer.

        Royalties and Fees.    Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$39,624	$(27,991)	(41.4)%
2008	67,615	(12,331)	(15.4)
2007	79,946	2,706	3.5

        Total franchise locations open at June 30, 2009 and 2008 were 2,078 (including 33 franchise hair restoration centers) and 2,134 (including 35 franchise hair restoration centers). The decrease in consolidated franchise revenues during fiscal year 2009 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

        Total franchise locations open at June 30, 2008 and 2007 were 2,134 (including 35 franchise hair restoration centers) and 3,764 (including 41 franchise hair restoration centers). The decrease in consolidated franchise revenues during fiscal year 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008. The decrease in consolidated franchise revenues during fiscal year 2008 was partially offset due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for fiscal year 2007.

        Total franchise locations open at June 30, 2007 and 2006 were 3,764 (including 41 franchise hair restoration centers) and 3,797 (including 42 franchise hair restoration centers). We purchased 97 of our franchise salons during the twelve months ended June 30, 2007 compared to 137 during the twelve months ended June 30, 2006, which drove the overall decrease in the number of franchise salons between periods. The increase in consolidated franchise revenues during fiscal year 2007 was primarily due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for fiscal year 2006, partially offset by a decreased number of franchise salons, as discussed above.

Gross Margin (Excluding Depreciation)

        Our cost of revenues primarily includes labor costs related to salon employees and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Gross Margin	Margin as % of Service and Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$1,062,406	44.4%	$(24,420)	(2.2)%	(60)
2008	1,086,826	45.0	40,643	3.9	(60)
2007	1,046,183	45.6	98,167	10.4	30

(1)
Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

        Service Margin (Excluding Depreciation).    Service margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Service Margin	Margin as % of Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$789,239	43.0%	$(10,692)	(1.3)%	10
2008	799,931	42.9	24,397	3.1	(110)
2007	775,534	44.0	73,650	10.5	30

(1)
Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in service margins as a percent of service revenues during fiscal year 2009 was primarily due to an improvement in labor expenses. Labor expenses improved as a result of cost control initiatives and revised salon commission plans.

        The basis point decrease in service margins as a percent of service revenues during fiscal year 2008 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues. The decrease was also due to a change made during the first fiscal quarter as a result of refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin.

        The basis point improvement in service margins as a percent of service revenues during fiscal year 2007 was primarily due to a same-store service sales increase of 1.1 percent during the twelve months ended June 30, 2007 compared to 0.6 percent during the twelve months ended June 30, 2006. The improvement was also due to increased tuition in the schools segment, increased hair restoration service revenues due to strong recurring and new customer revenues and increases in hair transplant management fees and the continued focus on management of salon payroll costs.

        Product Margin (Excluding Depreciation).    Product margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Product Margin	Margin as % of Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$273,167	49.1%	$(13,728)	(4.8)%	(290)
2008	286,895	52.0	16,246	6.0	80
2007	270,649	51.2	24,517	10.0	60

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

        The following tables breakout product revenue, cost of product and product margin as a percent of product revenues between product and product sold to the purchaser of Trade Secret.

	For the Years Ended June 30,
Breakout of Product Revenue	2009	2008	2007
Product	$523,968	$551,286	$528,912
Product sold to purchaser of Trade Secret	32,237	—	—

Total product revenues	$556,205	$551,286	$528,912

	For the Years Ended June 30,
Breakout of Cost of Product	2009	2008	2007
Cost of product	$250,801	$264,391	$258,263
Cost of product sold to purchaser of Trade Secret	32,237	—	—

Total cost of product	$283,038	$264,391	$258,263

	For the Years Ended June 30,
Product Margin as % of Product Revenues	2009	2008	2007
Margin on product other than sold to purchaser of Trade Secret	52.1%	52.0%	51.2%
Margin on product sold to purchaser of Trade Secret	—	—	—
Total product margin	49.1%	52.0%	51.2%

        The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percentage of product revenues during fiscal year 2009 was due to selling higher cost inventories in fiscal year 2008 obtained in conjunction with several acquisitions. In addition, product margins improved due to the deconsolidation of the European franchise salon operations and a write-off of slow moving inventories in fiscal year 2008. Partially offsetting the improvement was mix play, as a larger than expected percentage of product sales came from lower-margin promotional items. We are not promoting or discounting at a higher rate, but we are continuing to see customers be more value-focused through buying promotional items at a higher rate than prior periods.

        The basis point improvement in product margins as a percentage of product revenues during fiscal year 2008 was due to refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. In addition, product margins improved due to the deconsolidation of the beauty schools and European franchise salon operations.

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

Site Operating Expenses

        This expense category includes direct costs incurred by our salons and hair restoration centers, such as on-site advertising, workers' compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Site Operating	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$190,456	7.8%	$5,687	3.1%	40
2008	184,769	7.4	(5,845)	(3.1)	(60)
2007	190,614	8.0	9,664	5.3	(30)

(1)
Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2009 was primarily due to the reclassification of rubbish removal and utilities that we pay our landlords as part of our operating lease agreements from rent into site operating expense. Partially offsetting the basis point increase was an incremental $3.0 million benefit due to the reduction in self insurance accruals compared to the fiscal year 2008 reduction in self insurance accruals. The reduction was primarily related to prior years' workers' compensation reserves as a result of successful safety and return-to-work programs implemented over the past few years.

        The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2008 was primarily due to a decrease in workers' compensation expense due to a continued reduction in the frequency and severity of injury claims from our successful salon safety programs.

        The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2007 was primarily due to an actuarial reduction in insurance claims reserves, primarily workers' compensation, as a result of the continued improvement of our safety and return-to-work programs over the recent years, as well as changes in state laws, providing an additional benefit of $10.0 million during fiscal year 2007. The basis point improvement in site operating expenses as a percent of consolidated revenues during fiscal year 2006 was primarily due to reduced workers' compensation insurance-related costs stemming from decreased claims activity.

General and Administrative

        General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$291,661	12.0%	$(29,902)	(9.3)%	(100)
2008	321,563	13.0	3,840	1.2	(40)
2007	317,723	13.4	32,729	11.5	30

(1)
Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in G&A costs as a percentage of consolidated revenues during fiscal year 2009 was primarily due to cost savings initiatives implemented by the Company during the first half of fiscal year 2009 including the reduction of field supervisory staff and the reduction of the fiscal year 2009 marketing budget. The basis point improvement was also related to the deconsolidation of the European franchise salon operations.

        The basis point improvement in G&A costs as a percentage of consolidated revenues during fiscal year 2008 was primarily due to the deconsolidation of the European franchise salon operations and accredited cosmetology schools.

        The planned basis point increase in G&A costs as a percent of consolidated revenues during fiscal year 2007 was primarily due to increases in salon supervisor salaries, benefits, travel expenses, professional fees and the timing of promotional salon and hair restoration advertising.

Rent

        Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Rent	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$347,792	14.3%	$(13,684)	(3.8)%	(30)
2008	361,476	14.6	19,654	5.7	20
2007	341,822	14.4	31,048	10.0	10

(1)
Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in rent expense as a percent of consolidated revenues during fiscal year 2009 was primarily due to the reclassification of rubbish removal and utilities that we pay our landlords as part of our operating lease agreements to site operating expense from rent expense. Partially offsetting the basis point improvement was negative leverage in this fixed cost category due to negative same-store sales.

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

Depreciation and Amortization

        Depreciation and amortization expense (D&A) was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	D&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$115,655	4.8%	$2,362	2.1%	20
2008	113,293	4.6	1,829	1.6	(10)
2007	111,464	4.7	8,390	8.1	(10)

(1)
Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in D&A as a percent of consolidated revenues during fiscal year 2009 was primarily due to the decrease in same-store sales. In addition, the Company recorded impairment charges of $10.2 million related to the impairment of property and equipment at underperforming locations, including those salons under the Company approved plan to close up to 80 underperforming United Kingdom company-owned salons.

        The basis point improvement in D&A as a percent of consolidated revenues during fiscal year 2008 was primarily due to same-store sales increasing at a faster rate than D&A. The improvement was partially offset by higher salon impairment charges in fiscal year 2008 related to the Company's decision to close 160 (112 continuing operations) underperforming salons in fiscal year 2009, when compared to salon impairment charges in fiscal year 2007. Impairment charges of $6.1 million were recorded during fiscal 2008 related to the impairment of property and equipment at underperforming locations. The majority of closings are expected to occur in the first half of fiscal year 2009. The decision to close the underperforming stores was the result of a comprehensive review of our salon portfolio, further continuing our initiative to enhance profitability.

        The basis point improvement in D&A for fiscal year 2007 relates primarily to lower salon impairment charges in fiscal year 2007 when compared to salon impairment charges in fiscal year 2006. Impairment charges of $5.1 million were recorded during fiscal 2007 related to the impairment of property and equipment at underperforming locations.

Goodwill Impairment

        Goodwill impairment was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Goodwill Impairment	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$41,661	1.7%	$41,661	100.0%	170
2008	—	—	(23,000)	(100.0)	(100)
2007	23,000	1.0	23,000	100.0	100

(1)
Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The Company recorded a $41.7 million goodwill impairment charge related to the salon concepts in the United Kingdom during fiscal year 2009. The recent performance challenges of the International salon operations indicated that the estimated fair value of the International salon operations was less than the current carrying value of the reporting unit's net assets, including goodwill. There is no remaining goodwill recorded within the salon concepts in the United Kingdom.

        No impairment charges were recorded during fiscal years 2008.

        The Company recorded a $23.0 million impairment charge related to the Company's beauty school operating segment during fiscal year 2007. During fiscal year 2007, the Company entered into an agreement to merge its 51 accredited cosmetology schools into Empire Education Group, Inc. The terms of the transaction indicated the estimated fair value of the accredited cosmetology schools was less than the carrying value of the beauty school's net assets, including goodwill, immediately prior to the merger.

Lease Termination Costs

        Lease termination costs were as follows:

Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Lease Termination Costs	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
(Dollars in thousands)
2009	$5,732	0.2%	$5,732	100.0%	20
2008	—	—	—	—	—
2007	—	—	—	—	—

(1)
Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

        The lease termination costs are associated with the Company's plan to close up to 160 (112 from continuing operations) underperforming company-owned salons in fiscal year 2009. During fiscal year 2009 we closed 71 salons. During the first fiscal quarter of 2010, we anticipate recording lease termination costs of approximately $3.4 million in connection with closing underperforming salons in the United Kingdom.

        See further discussion within Note 11 of the Condensed Consolidated Financial Statements.

Interest Expense

        Interest expense was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Interest	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$39,768	1.6%	$(4,511)	(10.2)%	(20)
2008	44,279	1.8	2,632	6.3	—
2007	41,647	1.8	6,734	19.3	20

(1)
Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in interest as a percent of consolidated revenues during the twelve months ended June 30, 2009 was primarily due to lower average interest rates on variable rate debt and decreased debt levels as a result of the Company's commitment to reduce debt levels.

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

Interest Income and Other, net

        Interest income and other, net was as follows:

			Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Income as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$9,461	0.4%	$1,288	15.8%	10
2008	8,173	0.3	3,120	61.7	10
2007	5,053	0.2	4,432	713.7	20

(1)
Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2009 was primarily due to the Company receiving $2.9 million for administrative services from the purchaser of Trade Secret and foreign currency transaction gains. Partially offsetting the basis point improvement was a decrease in interest income due to a decline in interest rates.

        The basis point improvement in interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2008 and 2007 was primarily due to the increased interest income as a result of higher cash balances available to earn interest.

Income Taxes

        Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point Increase (Decrease)
2009	53.3%	1,380
2008	39.5	410
2007	35.4	(50)

        The basis point increase in our overall effective income tax rate for the fiscal year ended June 30, 2009 was primarily the result of the pre-tax non-cash goodwill impairment charge of $41.7 million recorded during the three months ended December 31, 2008 which caused an increase in the tax rate of 14.5 percent. The majority of the impairment charge was not deductible for tax purposes. In addition, a 4.8 percent increase in the tax rate was due to an adjustment of prior year deferred income taxes. Offsetting the unfavorable shifts in the income tax rate was a 7.3 percent decrease in the tax rate due to the release of reserves for unrecognized tax benefits upon the expiration of the statute of limitation in federal, state and international jurisdictions.

        The basis point increase in our overall effective income tax rate for the fiscal year ended June 30, 2008 was primarily the result of the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group. As a result of the merger with the Franck Provost Salon Group, the Company repatriated approximately $30 million cash previously considered to be indefinitely reinvested outside of the United States. In addition, certain costs related to the transaction were not deductible for tax purposes. The combined effect of these items caused an increase in the tax rate of 2.1 percent. In addition, Texas and other states introduced new taxes or restrictive rules. The combined effect of these new taxes, together with other adjustments, caused an increase in the tax rate of 1.9 percent.

        The basis point improvement in our overall effective income tax rate for the fiscal year ended June 30, 2007 was primarily due to the tax benefit received during the three months ended December 31, 2006 related to the retroactive reinstatement to January 1, 2006 of the Work Opportunity and Welfare-to-Work Tax Credits. The basis point improvement was also due to increases in international income subject to tax in lower tax foreign jurisdictions, partially offset by the pre-tax, non-cash goodwill impairment charge of $23.0 million recorded during the three months ended March 31, 2007. The majority of the impairment charge was not deductible for tax purposes.

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

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

        Equity in (loss) income of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments was as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Equity (Loss) Income
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2009	$(29,846)	$(30,695)	(3,615.4)%
2008	849	849	100.0
2007	—	—	—

        The increase in losses was primarily due to the impairment losses of $25.7 and $4.8 million, on our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Primarily the result of the weakened economy across continental Europe, Provalliance has recorded income at levels much less than expected by Regis management during the Company's fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels resulting from acquisitions since January 31, 2008 but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance's business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009.The $4.8 million impairment charge was based on Intelligent Nutrients, LLC's inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal. The Company determined the losses in value to be "other-than-temporary." Partially offsetting the impairment losses was equity in income recorded for our investments in Provalliance, Empire Education Group, Inc. and Hair Club for Men, Ltd. See Note 6 to the Consolidated Financial Statements for further discussion of each respective affiliated company.

        Equity in income of affiliated companies, net of taxes for the year ended June 30, 2008 was due to equity in income recorded for our investments in Provalliance and Empire Education Group, Inc., partially offset by equity in losses recorded for our investments in Intelligent Nutrients, LLC and PureBeauty and BeautyFirst.

(Loss) Income from Discontinued Operations, net of Taxes

        Income from discontinued operations was as follows:

		Decrease Over Prior Fiscal Year
	(Loss) Income from Discontinued Operations, Net of Taxes
Years Ended June 30, 2009		Dollar	Percentage
	(Dollars in thousands)
2009	$(131,436)	$(132,739)	(10,187.2)%
2008	1,303	(14,128)	(91.6)
2007	15,431	(1,244)	(7.5)

        During the quarter ended December 31, 2008, we concluded that our Trade Secret concept was held for sale and presented it as discontinued operations for all comparable prior periods. The loss from discontinued operations during fiscal year 2009 represents operating losses and non-cash impairment charges of $183.3 million. The income for the years ended June 30, 2008 and 2007 are the result of operating income, net of tax. The decrease in income from discontinued operations during fiscal year 2008 was primarily due to same-store sales decreasing 7.9 percent and reduced retail product margins, largely the result of recent salon acquisitions which have lower product margins. The decrease in income from discontinued operations during fiscal year 2008 was also due to long-lived asset impairment charges of $4.4 million in fiscal year 2008 as compared to $1.7 million during fiscal year 2007. See Note 2 to the Consolidated Financial Statements for further discussion.

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

        During the fiscal years ended June 30, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro against the United States dollar.

        During the fiscal years ended June 30, 2008 and 2007, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound, and Euro against the United States dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
				Impact on Income Before Income Taxes
	Impact on Revenues
					Fiscal 2008	Fiscal 2007
(Dollars in thousands)	Fiscal 2009	Fiscal 2008	Fiscal 2007	Fiscal 2009
Currency
Canadian dollar	$(18,509)	$14,400	$3,396	$(3,009)	$2,487	$567
British pound	(36,624)	7,689	15,167	7,248	134	616
Euro	(496)	3,831	4,388	(252)	755	782

Total	$(55,629)	$25,920	$22,951	$3,987	$3,376	$1,965

Results of Operations by Segment

        Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

        North American Salon Revenues.    Total North American salon revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales (Decrease) Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$2,117,698	$27,952	1.3%	(2.9)%
2008	2,089,746	177,566	9.3	1.8
2007	1,912,180	138,494	7.8	0.9

        The percentage increases during the years ended June 30, 2009, 2008, and 2007 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30, 2009
Factor	2009	2008	2007
Acquisitions (previous twelve months)	3.7%	4.6%	4.5%
Organic	(0.9)	4.2	3.5
Foreign currency	(0.9)	0.8	0.2
Franchise revenues	(0.1)	0.1	0.0
Closed salons	(0.5)	(0.4)	(0.4)

	1.3%	9.3%	7.8%

        We acquired 177 North American salons during the twelve months ended June 30, 2009, including 83 franchise buybacks. The organic decrease was due primarily to same-store sales decrease of 2.9 percent, partially offset by the construction of 168 company-owned salons in North America and $32.2 million of product sales to the purchaser of Trade Secret during the twelve months ended June 30, 2009. The foreign currency impact during fiscal year 2009 resulted from the strengthening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2008.

        We acquired 287 North American salons during the twelve months ended June 30, 2008, including 145 franchise buybacks. The organic growth was due primarily to the construction of 294 company-owned salons in North America during the twelve months ended June 30, 2008, and a same-store sales increase of 1.8 percent during the twelve months ended June 30, 2008. The Company experienced the largest comparable increase in same-store service sales in eight years during the third and fourth quarter of fiscal year 2008, 4.1 percent and 3.4 percent, respectively. The foreign currency impact during fiscal year 2008 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2007.

        We acquired 335 North American salons during the twelve months ended June 30, 2007, including 93 franchise buybacks. The organic growth was due primarily to the construction of 375 company-owned salons in North America during the twelve months ended June 30, 2007, partially offset by a lower same-store sales increase of 0.9 percent during the twelve months ended June 30, 2007 as compared to 1.1 percent during the twelve months ended June 30, 2006. The foreign currency impact during fiscal year 2007 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2006.

        North American Salon Operating Income.    Operating income for the North American salons was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$275,628	13.0%	(10,227)	(3.6)%	(70)
2008	285,855	13.7	26,464	10.2	10
2007	259,391	13.6	28,174	12.2	60

(1)
Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in North American salon operating income as a percent of North American salon revenues during fiscal year 2009 was primarily due to negative leverage in fixed cost categories due to negative same-store sales and lease termination costs associated with the Company's plan to close underperforming company-owned salons. In addition, the basis point decrease was due to an increase in North American revenues of $32.2 million related to product sales to the purchaser of Trade Secret at cost.

        The basis point increase in North American salon operating income as a percent of North American salon revenues during fiscal year 2008 was primarily due a decrease in workers' compensation expense due to a continued reduction in the frequency and severity of injury claims from our successful salon safety programs. Partially offsetting the increase was impairment losses on the disposal of property and equipment stemming from salon closures. In July 2008 (fiscal year 2009), we approved a plan to close up to 112 underperforming company-owned salon locations in fiscal year 2009 prior to the lease end date in order to enhance overall profitability, which resulted in impairment charges of $6.1 million.

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

International Salons

        International Salon Revenues.    Total international salon revenues were as follows:

		Increase (Decrease) Over Prior Fiscal Year
				Same-Store Sales (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$171,569	$(84,494)	(33.0)%	(7.2)%
2008	256,063	2,633	1.0	(4.3)
2007	253,430	32,768	14.8	(0.6)

        The percentage increases (decreases) during the years ended June 30, 2009, 2008, and 2007 were due to the following factors.

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30, 2009
	2009	2008	2007
Acquisitions (previous twelve months)	—%	4.1%	2.6%
Organic	(4.8)	(0.7)	4.4
Foreign currency	(14.5)	4.5	8.5
Franchise revenues	(9.2)	(5.9)	0.3
Closed salons	(4.5)	(1.0)	(1.0)

	(33.0)%	1.0%	14.8%

        We did not acquire any international salons during the twelve months ended June 30, 2009. The organic decline was primarily due to a decrease of same-store sales of 7.2 percent for the twelve months ended June 30, 2009, partially offset by the four company-owned international salons constructed. The foreign currency impact during fiscal year 2009 resulted from the strengthening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2008. Franchise revenues decreased primarily due to the merger of our continental Europe franchise salon operations with Franck Provost Salon Group on January 31, 2008.

        We acquired 25 international salons during the twelve months ended June 30, 2008, none of which were franchise buybacks. The decrease in organic growth was due to a decrease of same-store sales of 4.3 percent for the twelve months ended June 30, 2008 and due to an additional week in the fiscal year 2007 reporting period as compared to the fiscal year 2008 reporting period. This decrease was partially offset by the 15 company-owned international salons constructed and the inclusion of the four United Kingdom Sassoon schools for the twelve months ended June 30, 2008. The foreign currency impact during fiscal year 2008 was driven by the weakening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2007. Franchise revenues decreased primarily due to the merger of our continental Europe franchise salon operations with Franck Provost Salon Group on January 31, 2008.

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

        International Salon Operating Income.    Operating income for the international salons was as follows:

			Increase (Decrease) Over Prior Fiscal Year
		Operating (Loss) income as % of Total Revenues
Years Ended June 30,	Operating (Loss) income		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$(45,481)	(26.5)%	$(57,132)	(490.4)%	(3,110)
2008	11,651	4.6	(5,897)	(33.6)	(230)
2007	17,548	6.9	3,986	29.4	80

(1)
Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in international salon operating income as a percent of international salon revenues during fiscal year 2009 was primarily due to negative same-store sales and the $41.7 million goodwill impairment of the United Kingdom reporting unit during the fiscal year 2009.

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

Hair Restoration Centers

        Hair Restoration Center Revenues.    Total hair restoration center revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales (Decrease) Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$140,520	$4,938	3.6%	(0.8)%
2008	135,582	13,481	11.0	5.2
2007	122,101	12,399	11.3	8.7

        The percentage increases during the years ended June 30, 2009, 2008, and 2007 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30, 2009
	2009	2008	2007
Acquisitions (previous twelve months)	5.9%	8.1%	4.7%
Organic	(0.9)	4.2	6.6
Franchise revenues	(1.4)	(1.3)	0.0

	3.6%	11.0%	11.3%

        We acquired two hair restoration centers during the twelve months ended June 30, 2009, both of which were franchise buybacks, and constructed eight hair restoration centers during the twelve months ended June 30, 2009. The decrease in organic hair restoration revenues during fiscal year 2009 was due to the decrease in same-store sales of 0.8 percent.

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

        Hair Restoration Center Operating Income.    Operating income for our hair restoration centers was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$23,871	17.0%	$(4,310)	(15.3)%	(380)
2008	28,181	20.8	2,620	10.3	(10)
2007	25,561	20.9	3,988	18.5	120

(1)
Represents the basis point change in hair restoration center operating income as a percent of total hair restoration center revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during fiscal year 2009 was primarily due to lower operating margins on newly constructed and acquired centers and negative leverage in fixed cost categories due to negative same-store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase(1)
2009	44.1%	20
2008	43.9	20
2007	43.7	200

    (1)
    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point increase in the debt to capitalization ratio as of June 30, 2009 compared to June 30, 2008 was primarily due to a decrease in shareholders' equity from the non-cash goodwill impairment within the United Kingdom salon division, the loss from discontinued operations related to the sale of Trade Secret, the non-cash impairment of our investment in Provalliance and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro and British Pound. The impact of the decrease in shareholders' equity on the debt to capitalization ratio was partially offset by a decrease in debt from June 30, 2008 to June 30, 2009. As of June 30, 2009 and 2008, approximately $55.5 and $230.2 million, respectively, of our debt outstanding is classified as a current liability. As of June 30, 2009 and 2008 we had borrowings on our revolving credit facility of $5.0 and $139.1 million, respectively. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements. As a result of the convertible senior notes and common stock issuances subsequent to the fiscal year ended June 30, 2009, there was a significant reduction in debt to capitalization.

        The basis point increase in the debt to capitalization ratio as of June 30, 2008 compared to June 30, 2007 and June 30, 2007 compared to June 30, 2006 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during fiscal year 2008 and 2007. As of June 30, 2008 and 2007, approximately $230.2 and $223.4 million, respectively, of our debt outstanding was classified as a current liability. We have a revolving credit facility which provides for possible acceleration of the maturity date based on provisions that are not objectively determinable and we have therefore included the outstanding borrowings under our revolving credit facility in our current portion of debt. As of June 30, 2008 and 2007 we had borrowings on our revolving credit facility of $139.1 and $147.8 million, respectively. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

        Total assets at June 30, 2009, 2008, and 2007 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Total Assets
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2009	$1,892,486	$(343,385)	(15.4)%
2008	2,235,871	103,757	4.9
2007	2,132,114	146,790	7.4

        The non-cash goodwill impairment within the United Kingdom salon division, non-cash impairment of our investment in Provalliance, non-cash impairment related to the sale of Trade Secret salon concept, and a planned reduction in inventory were the primary factors for the decrease in total assets as of June 30, 2009 compared to June 30, 2008.

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

        Total shareholders' equity at June 30, 2009, 2008, and 2007 was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Shareholders' Equity
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2009	$802,860	$(173,326)	(17.8)%
2008	976,186	62,878	6.9
2007	913,308	41,901	4.8

        During the twelve months ended June 30, 2009, equity decreased primarily as a result of the non-cash goodwill impairment within the United Kingdom salon division, the non-cash impairment of our investment in Provalliance, the non-cash impairment related to the sale of Trade Secret and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro, and British Pound. As a result of the convertible senior notes and common stock issuances subsequent to the fiscal year ended June 30, 2009, there was a significant increase in shareholders' equity.

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

Cash Flows

Operating Activities

        Net cash provided by operating activities during the twelve months ended June 30, 2009, 2008 and 2007 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Net (loss) income	$(124,466)	$85,204	$83,170
Depreciation and amortization	115,016	119,977	117,327
Equity in loss (income) of affiliated companies	28,940	(849)	—
Deferred income taxes	(3,843)	(3,789)	(6,243)
Impairment on discontinued operations	183,289	—	—
Goodwill and asset impairments	51,862	10,471	29,813
Receivables	(12,104)	(709)	(4,092)
Inventories	7,128	(5,232)	2,709
Income tax receivable	(34,652)	20,605	(29,857)
Other current assets	(52)	(18,051)	14,039
Accounts payable and accrued expenses	(26,977)	9,249	26,436
Other noncurrent liabilities	387	(14,083)	15,067
Other	3,536	19,590	(6,509)

	$188,064	$222,383	$241,860

        During fiscal year 2009, cash provided by operating activities was lower than in the twelve months ended June 30, 2008 primarily due to a decrease in working capital cash flow, primarily related to a current year receivable from the purchaser of Trade Secret and a decrease in accrued payroll.

        During fiscal year 2008, cash provided by operating activities was lower than in the twelve months ended June 30, 2007 primarily due to a decrease in working capital cash flow.

        During fiscal year 2007, cash provided by operating activities was lower than in the twelve months ended June 30, 2006 due to accounts payable and accrued expenses generating less cash in fiscal 2007 than fiscal 2006, which is primarily related to the timing of income tax payments. Depreciation and amortization increased primarily due to the amortization of acquired intangible assets and increased fixed assets. The goodwill impairment charge of $23.0 million related to our beauty school business. Inventories increased slightly during the twelve months ended June 30, 2007 and 2006 due to growth in the number of salons, partially offset by the Company's planned initiatives to reduce inventory levels in fiscal year 2007. Receivables increased during the twelve months ended June 30, 2007 primarily due to credit card receivables and increased student enrollment in the beauty school segment as compared to June 30, 2006.

Investing Activities

        Net cash used in investing activities during the twelve months ended June 30, 2009, 2008 and 2007 was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Business and salon acquisitions	$(40,051)	$(132,971)	$(68,747)
Capital expenditures for remodels or other additions	(35,081)	(35,212)	(35,299)
Capital expenditures for the corporate office (including all technology-related expenditures)	(13,113)	(18,310)	(21,452)
Capital expenditures for new salon construction	(25,380)	(32,277)	(33,328)
Proceeds from loans and investments	19,008	10,000	5,250
Disbursements for loans and investments	(20,971)	(46,400)	(30,673)
Transfer of cash related to contribution of schools and European franchise salon operations	—	(10,906)	—
Net investment hedge settlement	—	—	(8,897)
Proceeds from sale of assets	77	47	97

	$(115,511)	$(266,029)	$(193,049)

        Cash used by investing activities was lower during fiscal year 2009 compared to fiscal year 2008 due to the planned reduction in acquisitions and capital expenditures. Acquisitions during fiscal year 2009 were primarily funded by a combination of operating cash flows and debt. Additionally, the Company completed 280 major remodeling projects during fiscal year 2009, compared to 186 and 222 during fiscal years 2008 and 2007, respectively. We constructed 182 company-owned salons, eight hair restoration centers and acquired 177 company-owned salons (83 of which were franchise buybacks) and two hair restoration centers, all of which were franchise buybacks. In addition during fiscal year 2008, there was a $36.4 million loan to Empire Education Group, Inc. and a transfer of $10.9 million in cash related to the deconsolidation of our schools and European franchise salon business.

        Acquisitions during fiscal year 2008 were primarily funded by a combination of operating cash flows and debt. Additionally the Company completed 186 major remodeling projects during fiscal year 2008, compared to 222 and 170 during fiscal years 2007 and 2006, respectively. We constructed 325 company-owned salons, three hair restoration centers and acquired 382 company-owned salons (150 of which were franchise buybacks) and six hair restoration centers, all of which were franchise buybacks. Investing activities also included a $36.4 million loan to Empire Education Group, Inc. In addition, there was $10.9 million in cash held by the schools and European salon businesses that were deconsolidated.

        Acquisitions during fiscal year 2007 were primarily funded by a combination of operating cash flows and debt. Additionally, 222 major remodeling projects were completed during fiscal year 2007, compared to 170 and 205 during fiscal years 2006 and 2005, respectively. We constructed 420 company-owned salons and two beauty schools and acquired 354 company-owned salons (97 of which were franchise buybacks), one beauty school and two hair restoration centers (one of which was a franchise buyback) during fiscal year 2007. During fiscal year 2007, loans and investments, net, included $9.9 million related to an equity investment the Company made in October 2006, $8.2 million related to a cost method investment made in April 2007, $3.1 million related to the cost method investment made in April 2007 and $4.0 million related to a note receivable issued under a credit agreement with the entity that is the majority corporate investor of an entity in which we hold a minority interest.

Investing activities also included an $8.9 million cash outlay related to the settlement of our cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company's net investment in its foreign operations).

        The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2009		2008		2007
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	20	23	14	4	17	49
MasterCuts	14	—	7	—	15	—
Trade Secret(1)	10	—	16	65	20	3
SmartStyle	71	—	207	—	242	—
Supercuts	27	—	33	3	45	—
Promenade	36	71	33	135	56	193
International	4	—	15	25	25	12
Beauty schools	—	—	—	—	2	1
Hair restoration centers	8	—	3	—	—	1

	190	94	328	232	422	259

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discounted operations. All comparable periods will reflect Trade Secret as discontinued operations.

Financing Activities

        Net cash used in financing activities during the twelve months ended June 30, 2009, 2008 and 2007 was the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Net (repayments) borrowings on revolving credit facilities	$(134,100)	$(8,613)	$84,806
Net (repayments) borrowings of long-term debt	(7,504)	46,839	(15,888)
Proceeds from the issuance of common stock	3,894	8,893	14,310
Repurchase of common stock	—	(49,957)	(79,710)
Excess tax benefit from stock-based compensation plans	163	1,420	4,536
Dividend payments	(6,912)	(6,964)	(7,169)
Other	(3,848)	(2,622)	(7,310)

	$(148,307)	$(11,004)	$(6,425)

        During fiscal year 2009 the primary use of cash within financing activities was for net repayments on revolving credit facilities as reducing debt levels was one step the Company took to help maintain its compliance with debt covenants. The Company utilized intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling to reduce debt.

        During fiscal year 2008, and 2007, net borrowings were primarily used to fund loans and acquisitions, share repurchases, and customary income tax payments. Acquisitions funded are discussed in Note 4 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. The excess tax benefit from stock-based employee compensation plans was recorded in accordance with the provisions of SFAS No. 123R.

New Financing Arrangements

July 2009 (Fiscal Year 2010)

        On July 8, 2009, the Company entered into an agreement to sell to underwriters $150 million aggregate principal amount of 5.0 percent convertible senior notes due 2014, and 11,500,000 shares of its common stock at $12.37 per share, which was the closing price per share on July 8, 2009. The Company completed that agreement on July 14, 2009. In addition, under the July 8, 2009 agreement, the Company granted the underwriters an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes, and up to an additional 1,725,000 shares of common stock, on the same terms and conditions. The underwriters exercised such options in their entirety and, on July 21, 2009, the Company completed the issuance of the additional shares and notes for the exercise by the underwriters of the over-allotment option of $22.5 million aggregate principal amount of notes and an additional 1,725,000 shares of common stock.

        The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually at a rate of 5.0 percent per year. The notes will mature on July 15, 2014. The notes will be convertible subject to certain conditions at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock), subject to adjustment in certain circumstances.

        The net proceeds to the Company from the offerings of convertible senior notes and common stock were approximately $323.8 million after deducting underwriting discounts and before estimated offering expenses. The Company utilized the proceeds to repay $267 million of private placement senior term notes of varying maturities. The remaining proceeds will be used for general corporate purposes including the repayment of bank debt.

        In connection with the offerings above, on July 14, 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement, all subject to the completion of the issuances of the convertible senior notes and common stock discussed below. The amendments included increasing the Company's minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company's Restricted Payments to $20 million if the Company's Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million and the amendments to the Restated Private Shelf Agreement incorporated a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent which commences one year after the effective date of the amendment.

Fiscal Year 2009

        During fiscal year 2009, we completed a $85 million term loan that matures in July 2012. The monthly interest payments are based on a one-month LIBOR plus a 1.75 percent spread. The term loan includes customary financial covenants including a leverage ratio, fixed charge ratio and minimum net equity test. We used the proceeds from the term loan to pay down our revolving line of credit facility. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2009.

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

Other Financing Arrangements

Private Shelf Agreement

        At June 30, 2009 and 2008, we had $239.6 and $255.2 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from November 2009 through December 2017. The interest rates on the notes range from 4.65 to 8.39 percent as of June 30, 2009 and 2008. In fiscal 2008, we borrowed $125.0 million, and amended the fixed charge coverage ratio under Private Shelf Agreement.

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

        On July 3, 2009, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, limiting the Company's Restricted Payments to $20 million if the Company's Leverage Ratio is greater than 2.0x and the addition of a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent that commences one year after the amendment date.

        As a result of the fair value hedging activities discussed in Note 9 of Part II, Item 8 of this Form 10-K, an adjustment of approximately $0.0 and $0.3 million was made to increase the carrying value of the Company's long-term fixed rate debt at June 30, 2009 and 2008, respectively.

Private Placement Senior Term Notes

        At June 30, 2009 and 2008, we had $267.0 and $325.0 million, respectively, in private placement senior term notes. The notes had final maturity dates from March 2009 through March 2015. The interest rates on the notes ranged from fixed coupon rates of 4.97 to 7.2 and 52 to 55 basis points over LIBOR on floating coupon rates.

        The private placement senior term notes includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement), as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross- default situations, certain bankruptcy related situations, and other customary events of default.

        On June 29, 2009, the Company entered into a prepayment amendment on the private placement senior term notes whereby the Company negotiated to prepay the notes with a premium over the principal amount that is less than the make-whole premium that is otherwise payable upon redemption. Subsequent to fiscal year 2009, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized to repay the $267.0 million of private placement senior term notes.

Acquisitions

        Acquisitions are discussed throughout Management's Discussion and Analysis in this Item 7, as well as in Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2009:

	Payments due by period
Contractual Obligations	Within 1 years	1-3 years	3-5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations(a)	$43,248	$264,892	$140,396	$153,571	$602,107
Capital lease obligations	12,206	15,275	4,719	—	32,200
Other long-term liabilities	2,272	2,403	1,916	18,556	25,147

Total on-balance sheet	57,726	282,570	147,031	172,127	659,454

Off-balance sheet(b):
Operating lease obligations	310,502	448,333	227,009	135,632	1,121,476
Interest on long-term debt and capital lease obligations	31,782	48,400	20,882	6,830	107,894

Total off-balance sheet	342,284	496,733	247,891	142,462	1,229,370

Total(c)	$400,010	$779,303	$394,922	$314,589	$1,888,824

(a)
The net proceeds of the financing agreements subsequent to fiscal year 2009 were approximately $323.8 million after deducting underwriting discounts and before estimated offering expenses. The Company utilized the proceeds to repay $267 million of private placement senior term notes of varying maturities. The remaining proceeds will be used for general corporate purposes including the repayment of bank debt

(b)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(c)
As of June 30, 2009, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 13 to the Consolidated Financial Statements for more information on our uncertain tax positions, the amount that may be settled in chase, and the amount reasonably possible to change in the next 12 months.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of senior term notes, term loan and a revolving credit facility. Certain senior term notes and a portion of the term loan are hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." Additionally, no adjustment was necessary to mark the hedged portion of the debt obligation to fair value (a reduction to long-term debt). Interest payments on long-term debt and capital lease obligations were estimated based on our total average interest rate at June 30, 2009 and scheduled contractual repayments.

        Other long-term liabilities include a total of $16.7 million related to the Executive Profit Sharing Plan and a salary deferral program, $8.4 million (including $0.4 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

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

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $24.5, $20.2, and $20.1 million at June 30, 2009, 2008, and 2007, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. Refer to Note 14 of the Consolidated Financial Statements for additional information. The obligations are funded by insurance contracts.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salon and hair restoration center premises, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $144.1 million, which are reimbursed to the Company by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

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

        Under the terms of the July 12, 2007 revolving credit facility, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.50 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreements and senior notes during fiscal year 2009 and are currently in fiscal 2010. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

        As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2009. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

        Financing activities are discussed under "Liquidity and Capital Resources" in this Item 7 and in Note 8 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 9 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2009, we have available an unused committed line of credit amount of $317.0 million under our existing revolving credit facility.

Dividends

        We paid dividends of $0.16 per share during fiscal years 2009, 2008 and 2007. On August 21, 2009, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 15, 2009 to shareholders of record on September 1, 2009.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to

$200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2009, 2008, and 2007, a total accumulated 6.8, 6.8, and 5.1 million shares have been repurchased for $226.5, $226.5, and $176.5 million, respectively. As of June 30, 2009, $73.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. and global economies; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; the ability of the Company to consummate the planned closure of salons and the related realization of the anticipated costs, benefits and time frame; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company's interest expense by approximately $1.0 million. During fiscal year 2008, the National Association of Insurance Commissioners downgraded Regis' private placement debt from investment-grade to non-investment grade. The downgrade did not have any effect on the private placement debt outstanding and corresponding interest rate as of June 30, 2009. Any future non investment grade private placement debt would result in a substantially higher interest rate. The downgrade has no impact on the Company's current revolving credit facility or its ability to secure future bank borrowings. Considering the effect of interest rate swaps and including $0.0 and $0.3 million increases to long-term debt related to fair value swaps at June 30, 2009 and 2008, respectively, the Company had the following outstanding debt balances:

	As of June 30, 2009
	2009	2008
	(Dollars in thousands)
Fixed rate debt	$534,307	$525,647
Variable rate debt	100,000	239,100

	$634,307	$764,747

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

Pay fixed rates, receive variable rates

        During the three months ended December 31, 2008, the Company entered into two interest rate swap contracts that pay fixed rates of interest and receivable variable rates of interest (based on the one-month LIBOR) on notional amounts of indebtedness of $20.0 million each as of June 30, 2009, and mature in July 2011, respectively. The Company will pay fixed rates of interest of approximately 3.0 percent and 3.4 percent on their respective $20.0 million. The contracts are on an aggregate notional amount of indebtedness of $40.0 million related to the $85.0 million term loan, which the Company entered into during the three months ended December 31, 2008. The contracts expire in July 2011 and the debt matures in July 2012. These interest rate swap contracts were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with corresponding offset in deferred income taxes and other comprehensive income within shareholders' equity.

        During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR) on notional amounts of indebtedness of $35.0 and $15.0 million as of June 30, 2009, and mature in March 2013 and March 2015, respectively. These swaps were designated and are effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity. These contracts were terminated subsequent to June 30, 2009 in conjunction with the repayment of the private placement senior term notes as discussed in Note 17 to the Consolidated Financial Statements.

Pay variable rates, receive fixed rates

        The Company had interest rate swap contracts under which it paid variable rates of interest (based on the three-month LIBOR plus a credit spread) and received fixed rates of interest on an aggregate $5.0 million notional amount at June 30, 2008, with a maturation date of July 2008. These swaps were designated as hedges of a portion of the Company's senior term notes and were being accounted for as fair value hedges.

        During fiscal year 2003, the Company terminated a portion of a $40.0 million interest rate swap contract. The remainder of this swap contract was terminated during the fourth quarter of fiscal year 2005. The terminations resulted in the Company realizing gains of $1.1 and $1.5 million during fiscal year 2005 and 2003, respectively, which were deferred in long-term debt in the Consolidated Balance Sheet and were being amortized against interest expense over the remaining life of the underlying debt that matured in July 2008. Approximately $0.3, $0.5, and $0.5 million of the deferred gain was amortized against interest expense during fiscal years 2009, 2008 and 2007, respectively, resulting in the deferred gain being fully amortized at June 30, 2009.

Tabular Presentation:

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2009 through June 30, 2014. For the Company's derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30, 2009						June 30, 2009		June 30, 2008
	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value	Fair Value
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$55,454	$93,860	$96,307	$56,270	$18,845	$123,571	$444,307	$461,878	$531,924
Average interest rate	6.3%	6.1%	7.0%	5.6%	6.2%	5.6%	6.3%
Variable rate (U.S.$)	—	—	90,000	70,000	—	30,000	190,000	190,000	239,100
Average interest rate			2.0%	1.1%		1.2%	1.5%

Total liabilities	$55,454	$93,860	$186,307	$126,270	$18,845	$153,571	$634,307	$651,878	$771,024

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay fixed/receive variable (U.S.$)	—	—	40,000	35,000	—	$15,000	$90,000	$5,786	$1,366
Average pay rate**			3.2%	4.8%		4.9%
Average receive rate**			0.3%	0.6%		0.6%

**
Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2009.

Foreign Currency Exchange Risk:

        The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2009, the Company has entered into the following financial instruments to manage its foreign currency exchange risk:

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

Forward Foreign Currency Contracts:

        The Company's exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's fiscal year 2009 cash flows primarily includes payments in Canadian dollars from the Company's Canadian salon operations for retail inventory exported from the United States.

        The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company entered into forward currency contracts during fiscal year 2007 to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. Forward currency contracts to sell Canadian dollars and buy $4.7 million U.S. dollars were outstanding as of June 30, 2009 to hedge forecasted intercompany foreign currency denominated transactions stemming from monthly product shipments from the U.S. to Canadian salons. These contracts mature at various dates between July 2009 and May 2010. See Note 9 to the Consolidated Financial Statements for further discussion.

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

        On January 3, 2007, the Company terminated its remaining Canadian forward foreign currency contracts entered into on February 1, 2006 having a $14.5 million notional amount. The termination resulted in a deferred gain of $0.4 million which was recorded in AOCI in the Consolidated Balance Sheet. The deferred gain was recorded into income through May 31, 2009 as the forecasted foreign currency transactions was recognized in earnings. Approximately $0.1 million and $0.2 million of the deferred gain was amortized against cost of sales during fiscal years 2009 and 2008, respectively, resulting in deferred gain of being fully amortized at June 30, 2009.

        In September 2007, the Company entered into several forward foreign currency contracts to hedge the U.S. Dollar value of future Chinese Yuan denominated payments to Chinese vendors. The foreign currency contracts totaled approximately 6.0 million Chinese Yuan or $0.8 million U.S. dollars and have maturation dates between April 2008 and September 2008. The purpose of the forward contracts is to protect against adverse movements in the Chinese Yuan exchange rate. The contracts were designated and are effective as cash flow hedges of Chinese Yuan denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Condensed Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

        In December 2008, the Company entered into forward foreign currency contracts to hedge the U.S. Dollar value of future Euro denominated payments for business travel to Italy. The foreign currency contracts totaled approximately 0.4 million Euro or $0.6 million U.S. dollars and have maturation dates of June and August 2009. The purpose of the forward contracts is to protect against adverse movements in the Euro exchange rate. The contracts were designated and are effective as cash flow hedges of Euro denominated foreign currency firm commitments. These cash flow hedges were recorded at fair value within other current assets in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity.

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

	Expected Transaction date June 30,
						June 30, 2009 Fair Value
	2010	2011	2012	2013	Total
Forecasted Transactions
(U.S.$ equivalent in thousands)
Inventory shipments to Canadian salons (U.S.$)	$4,684	$—	$—	$—	$4,684	$374
Business travel to European countries (U.S.$)	381	—	—	—	381	6
Foreign currency denominated intercompany assets and liabilities (U.S.$)	77,736	1,763	6,386	639	86,524	1,163

Total contracts	$82,801	$1,763	$6,386	$639	$91,589	$1,543

Average contractual exchange rate	0.79315	0.71185	0.71185	0.71185	0.71185

Item 8.    Financial Statements and Supplementary Data

Index to Consolidated Financial Statements:
Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting	76
Report of Independent Registered Public Accounting Firm	77
Consolidated Balance Sheet as of June 30, 2009 and 2008	78
Consolidated Statement of Operations for each of the three years in the period ended June 30, 2009	79
Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income for each of the three years in the period ended June 30, 2009	80
Consolidated Statement of Cash Flows for each of the three years in the period ended June 30, 2009	81
Notes to Consolidated Financial Statements	82
Quarterly Financial Data (unaudited)	137

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

        Management has assessed the Company's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2009, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2009, as stated in their report which follows in Item 8 of this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2009 and June 30, 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 28, 2009

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$42,538	$127,627
Receivables, net	44,935	37,824
Inventories	158,570	212,468
Deferred income taxes	22,086	15,954
Income tax receivable	47,164	12,512
Other current assets	37,693	38,766

Total current assets	352,986	445,151
Property and equipment, net	391,538	481,851
Goodwill	764,422	870,993
Other intangibles, net	126,961	144,291
Investment in and loans to affiliates	211,400	247,102
Other assets	45,179	46,483

Total assets	$1,892,486	$2,235,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$55,454	$230,224
Accounts payable	62,394	69,693
Accrued expenses	156,638	207,605

Total current liabilities	274,486	507,522
Long-term debt and capital lease obligations	578,853	534,523
Other noncurrent liabilities	236,287	217,640

Total liabilities	1,089,626	1,259,685

Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 43,881,364 and 43,070,927 common shares at June 30, 2009 and 2008, respectively	2,194	2,153
Additional paid-in capital	151,394	143,265
Accumulated other comprehensive income	51,855	101,973
Retained earnings	597,417	728,795

Total shareholders' equity	802,860	976,186

Total liabilities and shareholders' equity	$1,892,486	$2,235,871

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2009	2008	2007
Revenues:
Service	$1,833,958	$1,862,490	$1,764,480
Product	556,205	551,286	528,912
Royalties and fees	39,624	67,615	79,946

	2,429,787	2,481,391	2,373,338
Operating expenses:
Cost of service	1,044,719	1,062,559	988,946
Cost of product	283,038	264,391	258,263
Site operating expenses	190,456	184,769	190,614
General and administrative	291,661	321,563	317,723
Rent	347,792	361,476	341,822
Depreciation and amortization	115,655	113,293	111,464
Goodwill impairment	41,661	—	23,000
Lease termination costs	5,732	—	—

Total operating expenses	2,320,714	2,308,051	2,231,832

Operating income	109,073	173,340	141,506
Other income (expense):
Interest expense	(39,768)	(44,279)	(41,647)
Interest income and other, net	9,461	8,173	5,053

Income from continuing operations before income taxes and equity in (loss) income of affiliated companies	78,766	137,234	104,912
Income taxes	(41,950)	(54,182)	(37,173)
Equity in (loss) income of affiliated companies, net of income taxes	(29,846)	849	—

Income from continuing operations	6,970	83,901	67,739

(Loss) income from discontinued operations, net of taxes (Note 2)	(131,436)	1,303	15,431

Net (loss) income	$(124,466)	$85,204	$83,170

Net income per share:
Basic:
Income from continuing operations	0.16	1.94	1.51
(Loss) income from discontinued operations	(3.06)	0.03	0.35

Net (loss) income per share, basic	$(2.90)	$1.97	$1.86

Diluted:
Income from continuing operations	0.16	1.92	1.48
(Loss) income from discontinued operations	(3.05)	0.03	0.34

Net (loss) income per share, diluted	$(2.89)	$1.95	$1.82

Weighted average common and common equivalent shares outstanding:
Basic	42,897	43,157	44,723

Diluted	43,026	43,587	45,623

Cash dividends declared per common share	$0.16	$0.16	$0.16

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings		Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2006	45,303,459	$2,266	$232,284	$58,066	$578,791	$871,407	$121,520
Net income					83,170	83,170	83,170
Foreign currency translation adjustments				20,873		20,873	20,873
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(1,220)		(1,220)	(1,220)
Stock repurchase plan	(2,092,200)	(104)	(79,606)			(79,710)
Proceeds from exercise of stock options	829,524	41	14,269			14,310
Stock-based compensation			4,911			4,911
Shares issued through franchise stock incentive program	6,548	—	233			233
Tax benefit realized upon exercise of stock options			6,531			6,531
Cumulative effect adjustment for adoption of SFAS No. 158 (Note 14)				559		559
Taxes related to restricted stock			(587)			(587)
Issuance of restricted stock	117,314	6	(6)			—
Dividends					(7,169)	(7,169)

Balance, June 30, 2007	44,164,645	2,209	178,029	78,278	654,792	913,308	102,823

Net income					85,204	85,204	85,204
Foreign currency translation adjustments				27,120		27,120	27,120
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,557)		(2,557)	(2,557)
Stock repurchase plan	(1,701,089)	(85)	(49,872)			(49,957)
Proceeds from exercise of stock options	525,774	26	8,867			8,893
Stock-based compensation			6,841			6,841
Shares issued through franchise stock incentive program	11,311	—	416			416
Adoption of FIN No.48 (Note 13)			(237)		(4,237)	(4,474)
Recognition of deferred compensation and other, net of taxes (Note 14)				(868)		(868)	(868)
Tax benefit realized upon exercise of stock options			2,784			2,784
Taxes related to restricted stock	(54,914)	(2)	(663)			(665)
Issuance of restricted stock	125,200	5	(5)			—
Dividends					(6,964)	(6,964)
Payment for contingent consideration in salon acquisitions (Note 4)			(2,895)			(2,895)

Balance, June 30, 2008	43,070,927	2,153	143,265	101,973	728,795	976,186	108,899

Net loss					(124,466)	(124,466)	(124,466)
Foreign currency translation adjustments				(47,666)		(47,666)	(47,666)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,112)		(2,112)	(2,112)
Proceeds from exercise of stock options	234,523	12	3,882			3,894
Stock-based compensation			7,525			7,525
Shares issued through franchise stock incentive program	13,808	—	378			378
Recognition of deferred compensation and other, net of taxes (Note 14)				(340)		(340)	(340)
Tax benefit realized upon exercise of stock options			712			712
Issuance of restricted stock	617,550	31	(31)			—
Restricted stock forfeitures	(28,119)	(1)	1			—
Taxes related to restricted stock	(27,325)	(1)	(490)			(491)
Dividends					(6,912)	(6,912)
Equity issuance costs (Note 17)			(243)			(243)
Adjustment to stock option tax benefit			(3,605)			(3,605)

Balance, June 30, 2009	43,881,364	$2,194	$151,394	$51,855	$597,417	$802,860	$(174,584)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(124,466)	$85,204	$83,170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	105,145	108,673	104,915
Amortization	9,871	11,304	12,412
Equity in loss (income) of affiliated companies, net of dividends received	28,940	(849)	—
Deferred income taxes	(3,843)	(3,789)	(6,243)
Impairment related to discontinued operations	183,289	—	—
Goodwill impairment	41,661	—	23,000
Salon asset impairments	10,201	10,471	6,813
Excess tax benefits from stock-based compensation plans	(163)	(1,420)	(4,536)
Stock-based compensation	7,525	6,841	4,911
Other noncash items affecting earnings	(3,405)	(2,015)	2,831
Changes in operating assets and liabilities*:
Receivables	(12,104)	(709)	(4,092)
Inventories	7,128	(5,232)	2,709
Income tax receivable	(34,652)	20,605	(29,857)
Other current assets	(52)	(18,051)	14,039
Other assets	(421)	16,184	(9,715)
Accounts payable	(3,613)	(9,480)	11,814
Accrued expenses	(23,364)	18,729	14,622
Other noncurrent liabilities	387	(14,083)	15,067

Net cash provided by operating activities	188,064	222,383	241,860

Cash flows from investing activities:
Capital expenditures	(73,574)	(85,799)	(90,079)
Proceeds from sale of assets	77	47	97
Purchases of salon, school and hair restoration center net assets, net of cash acquired	(40,051)	(132,971)	(68,747)
Proceeds from loans and investments	19,008	10,000	5,250
Disbursements for loans and investments	(20,971)	(46,400)	(30,673)
Transfer of cash related to contribution of schools and European franchise salon operations	—	(10,906)	—
Net investment hedge settlement	—	—	(8,897)

Net cash used in investing activities	(115,511)	(266,029)	(193,049)

Cash flows from financing activities:
Borrowings on revolving credit facilities	6,391,100	9,079,917	7,028,556
Payments on revolving credit facilities	(6,525,200)	(9,088,530)	(6,943,750)
Proceeds from issuance of long-term debt	85,000	125,000	25,000
Repayments of long-term debt and capital lease obligations	(92,504)	(78,161)	(40,888)
Excess tax benefits from stock-based compensation plans	163	1,420	4,536
Repurchase of common stock	—	(49,957)	(79,710)
Proceeds from issuance of common stock	3,894	8,893	14,310
Dividends paid	(6,912)	(6,964)	(7,169)
Other	(3,848)	(2,622)	(7,310)

Net cash used in financing activities	(148,307)	(11,004)	(6,425)

Effect of exchange rate changes on cash and cash equivalents	(9,335)	(2,508)	7,002

(Decrease) increase in cash and cash equivalents	(85,089)	(57,158)	49,388
Cash and cash equivalents:
Beginning of year	127,627	184,785	135,397

End of year	$42,538	$127,627	$184,785

*
Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), Canada, Puerto Rico and several other countries. In addition, the Company owns and operates hair restoration centers in the United States and Canada. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings. The Company maintains ownership interest in salons and beauty schools through equity-method investments.

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

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. Checks outstanding in excess of related book cash balances totaling approximately $0.0 and $3.9 million at June 30, 2009 and 2008, respectively, are included in accounts payable within the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Receivables and Allowance for Doubtful Accounts:

        The receivable balance on the Company's Consolidated Balance Sheet primarily includes accounts and notes receivable from franchisees. In addition, as of June 30, 2009, the Company has a $19.1 million outstanding receivable with the buyer of Trade Secret. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes that its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivable.

        The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$1,515	$6,399	$6,205
Bad debt expense	1,089	3,900	7,347
Write-offs	(225)	(8,784)	(7,345)
Other (primarily the impact of foreign currency fluctuations)	3	—	192

Ending balance	$2,382	$1,515	$6,399

Inventories:

        Inventories consist principally of hair care products for retail product sales. A portion of inventories are also used for salon services consisting of hair color, hair care products including shampoo and conditioner and hair care treatments including permanents, neutralizers and relaxers. Inventories are stated at the lower of cost or market, with cost determined on a weighted average cost basis.

        Physical inventory counts are performed semi-annually. Product and service inventories are adjusted based on the results of the physical inventory counts. Between the physical inventory counts, cost of retail product sold to salon customers is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor, and the cost of product used in salon services is determined by applying estimated gross profit margins to service revenues. The estimated gross profit margins related to service inventories are updated semi-annually based on the results of the physical inventory counts and other factors that could impact the Company's margin rate estimates such as mix of service sales, discounting and special promotions. Actual results for the estimated gross margin percentage as compared to the semi-annual estimates have not historically resulted in material adjustments to our statement of operations.

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $105.1, $108.7, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$104.9 million in fiscal years 2009, 2008, and 2007, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company's option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2009 and 2008, the net book value of capitalized software costs was $40.4 and $41.0 million, respectively. Amortization expense related to capitalized software was $9.1, $8.3, and $8.8 million in fiscal years 2009, 2008, and 2007, respectively, which has been determined based on an estimated useful life of five or seven years.

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

Investment In and Loans to Affiliates:

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the cost method or equity method of accounting, as appropriate. The Company also has loans receivable from certain of these entities. The valuation of investments accounted for under the cost method considers all available financial information related to the investee. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statement of Operations in the period the determination is made. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC.

Self-insurance Accruals:

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practices liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for four models; California, Ohio, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability, however, it is a single model for all liability claims rather than the four separate models used for workers' compensation.

        The health insurance analysis utilizes trailing 12 months of paid and 24 months of incurred medical and prescription claims to project the amount of incurred but not yet reported claims liability amount. The lag factors are developed based on the Company's specific claim data utilizing a completion factor methodology. The developed factor, expressed as a percentage of paid claims, is applied to the trailing twelve months of paid claims to calculate the estimated liability amount. The calculated liability amount is reviewed for reasonableness based on reserve adequacy ranges for historical periods by testing prior reserve levels against actual expenses to date.

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal years 2009, 2008, and 2007, the Company recorded decreases in expense from changes in estimates related to prior year open policy periods related to continuing operations of $9.9, $6.9, and $10.0 million, respectively. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in income of affiliated companies by $4.0, $4.7 and $4.8 million for the three years ended June 30, 2009, 2008 and 2007, respectively. The Company updates loss projections each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

        As the workers' compensation accrual is the majority of the self-insurance accrual, below is a rollforward of the activity within the Company's workers' compensation self-insurance accrual:

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Beginning balance	$35,123	$39,727	$42,146
Provision for incurred losses	14,676	16,652	16,848
Prior year actuarial adjustments	(7,715)	(8,923)	(8,035)
Claim payments	(12,145)	(12,059)	(10,941)
Other, net	1,566	(274)	(291)

Ending balance	$31,505	$35,123	$39,727

        As of June 30, 2009, the Company has $16.0 and $23.8 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self-insurance accruals which includes the workers' compensation self-insurance accrual.

Goodwill:

        Goodwill is tested for impairment annually or at the time of a triggering event in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. In evaluating whether goodwill is impaired, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engage third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations. The Company's policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

        The discounted cash flow model utilizes projected financial results for each reporting unit. The projected financial results are created from critical assumptions and estimates which are based on management's business plans and historical trends. A summary of the critical assumptions utilized during the fiscal year 2009 annual impairment test are outlined below:

  Annual revenue growth.    Annual revenue growth is primarily driven by assumed same-store sales rates of negative 3.0 percent to positive 3.0 percent. Other considerations include anticipated economic conditions, moderate acquisition growth, and the anniversary of reduced visitation patterns.

  Gross margins.    Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant in each year for all reporting units.

  Fixed expense rates.    Fixed expense rate increases of 2.5 percent based on anticipated inflation were used in each year for all reporting units. Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

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

  Discount rates.    Discount rates of 11.0 percent were used for all reporting units other than Hair Restoration Centers which used a discount rate of 13.0 percent, which were consistent with a weighted average cost of capital for a potential market participant.

        In the situations where a reporting unit's carrying value exceeds its fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        Based on the Company's annual impairment analysis of goodwill performed during the third quarter of fiscal year 2009, no further impairment of goodwill was recorded. The estimated fair value of the Regis salon concept exceeded its carrying value by approximately 4.0 percent or $8.0 million and the estimated fair value of Hair Restoration Centers exceeded carrying value by approximately 12.0 percent or $30.0 million. The respective fair values of the Company's remaining reporting units exceeded fair value by a much larger percentage. While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers' goodwill.

        As a result of the higher likelihood of impairment of the Regis salon concept and Hair Restoration Centers' goodwill and sensitivity of the Company's critical assumptions in estimating fair value of these reporting units, the Company has provided additional information related to these two reporting units.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$5,900
Same-Store Sales	1.0%	19,000

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers' goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Change	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$20,300
Same-Store Sales	1.0%	17,800

        As part of the Company's annual impairment testing as of March 31, 2009, the Company's estimated fair value as determined by the sum of our reporting units based upon discounted cash flow calculations reconciled to within a reasonable range of our market capitalization which included an assumed control premium. Subsequent to June 30, 2009, the fair value of the Company's stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

continues to fluctuate and regularly trades below our book value per share. Adverse changes in expected operating results, an extended period of the Company's stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in further impairment of goodwill. The Company concluded there were no triggering events between the annual impairment testing and June 30, 2009.

        A summary of the Company's goodwill balance as of June 30, 2009 by reporting unit is as follows:

Reporting Unit	As of June 30, 2009
(Dollars in thousands)
Regis	$136,274
MasterCuts	4,652
SmartStyle	47,783
Supercuts	120,360
Promenade	305,986

Total North America Salons	615,055
Hair Restoration Centers	149,367

Consolidated Goodwill	$764,422

        Prior to the annual goodwill impairment analysis for fiscal year 2009, the fair value of the Company's stock declined such that it began trading below book value per share. Due to the adverse changes in operating results and the continuation of the Company's stock trading below book value per share, the Company performed an interim impairment test of goodwill during the three months ended December 31, 2008.

        As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations. The recent performance challenges of the International salon operations indicated that the estimated fair value was less than the current carrying value of this reporting unit's net assets, including goodwill.

        See Note 2 of the Consolidated Financial Statements for discussion on the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations during the three months ended December 31, 2008.

        During the three months ended March 31 of fiscal years 2008, and 2007, the Company performed its annual goodwill impairment analysis on its reporting units. Based on the Company's testing, a $23.0 million impairment charge was recorded during fiscal year 2007 related to its beauty school business and no impairment charge was recorded during fiscal year 2008.

        On August 1, 2007 (fiscal year 2008), the Company merged its 51 accredited cosmetology schools into EEG, creating the largest beauty school operator in North America. During the three months ended March 31, 2007, the terms of the transaction indicated that the estimated fair value of the accredited cosmetology schools was less than the current carrying value of this reporting unit's net assets, including goodwill. Thus, a $23.0 million pre-tax ($19.6 million after tax), non-cash impairment loss was recorded during the three months ended March 31, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

        The Company reviews long-lived assets for impairment at the salon level annually or if events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company's test for impairment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets that does not recover the carrying value of the related salon assets. When the sum of a salon's undiscounted estimated future cash flow is zero or negative, impairment is measured as the fully carrying value of the related salon's equipment and leasehold improvements. When the sum of a salon's undiscounted cash flows is greater than zero but less than the carrying value of the related salon's equipment and leasehold improvements, a discounted cash flow analysis is performed to estimate the fair value of the salon assets and impairment is measured as the difference between then carrying value of the salon assets and the estimated fair value. The fair value estimate is based on the best information available, including market data.

        During fiscal year 2009, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $10.2 million. Of the $10.2 million in total impairment charges recognized in fiscal year 2009, $4.3 and $5.9 million related to North America and the United Kingdom, respectively. The United Kingdom impairment charges included charges related to the Company's June 2009 plan to close up to 80 underperforming company-owned salons in fiscal year 2010. During fiscal year 2008, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $10.5 million, related to the Company's July 2008 plan to close up to 160 underperforming company-owned salons in fiscal year 2009. Of the $10.5 million in total impairment charges recognized in fiscal year 2008, $5.0, $1.1, and $4.4 million related to North America, United Kingdom, and discontinued operations salons, respectively. During fiscal year 2007, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $6.8 million. Of the $6.8 million in total impairment charges recognized in fiscal year 2007, $4.8, $0.3, and $1.7 million related to North America, United Kingdom, and discontinued operations salons, respectively. The Company also evaluated the appropriateness of the remaining useful lives of its non-impaired property and equipment and whether a change to the depreciation charge was warranted. Impairment charges for continuing operations are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Deferred Rent and Rent Expense:

        The Company leases most salon and hair restoration center locations under operating leases. Rent expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal option period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within other noncurrent liabilities in the Consolidated Balance Sheet.

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

        Franchise revenues primarily include royalties, initial franchise fees and net rental income (see Note 10). Royalties are recognized as revenue in the month in which franchisee services are rendered or products are sold to franchisees. The Company recognizes revenue from initial franchise fees at the time franchise locations are opened, as this is generally when the Company has performed all initial services required under the franchise agreement.

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

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $2.7, $3.4, and $2.8 million during fiscal years 2009, 2008, and 2007, respectively, and are included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. Net advertising costs expensed were $61.4 million ($56.9 million included in continuing operations, and $4.5 million included in discontinued operations), $71.4 million ($65.8 million included in continuing operations, and $5.6 million included in discontinued operations), and $69.2 million ($65.2 million included in continuing operations, and $4.0 million included in discontinued operations) in fiscal years 2009, 2008, and 2007, respectively. The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2009, 2008, and 2007, no amounts were received in excess of the Company's related expense.

Advertising Funds:

        The Company has various franchising programs supporting its franchise salon concepts consisting of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro Cuts and Beauty Supply Outlet. Most of the concepts maintain advertising funds that provide comprehensive advertising and sales promotion support.

        The Supercuts advertising fund is the Company's largest advertising fund. The Supercuts advertising fund is administered by a council consisting primarily of franchisee representatives. The council has overall control of all of the fund's expenditures and operates in accordance with terms of the franchise operating and other agreements.

        Each Supercuts salon contributes 5.0 percent of service revenues to the fund (contributions for other concepts range between 1.5 percent and 5.0 percent). The majority of the advertising funds are spent to support media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system wide activities. None of the Supercuts advertising funds collected may be used by the Company as reimbursement for the cost of administering the advertising fund. Advertising funds can only be used as directed by the fund's council and are considered to be restricted.

        The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2009 and 2008, approximately $16.8 and $16.3 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively, of the advertising funds' assets were recorded within total assets in the Company's Consolidated Balance Sheet. As of June 30, 2009 and 2008, approximately $16.8 million and $16.3 million, respectively, of the advertising funds' liabilities were recorded within total liabilities in the Company's Consolidated Balance Sheet.

        The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2009, 2008, and 2007 total contributions to the franchise brand advertising funds totaled $39.4, $36.2, and $31.3 million, respectively.

        The Company acts as an agent for the franchisees with regard to these contributions to the advertising funds. Thus, in accordance with SFAS No. 45, Accounting for Franchise Fee Revenue, (SFAS No. 45) the Company does not reflect contributions to these advertising funds by its franchisees in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows but reflect the related assets and liabilities in its Consolidated Balance Sheet in accordance with SFAS No. 45.

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

	2009	2008	2007
	(Dollars in thousands)
Accumulated Other Comprehensive Income, balance at July 1	$101,973	$78,278	$58,066
Cumulative translation adjustment:
Balance at July 1	111,073	83,953	63,080
Pre-tax amount	(47,666)	28,804	20,873
Tax affect	—	(1,684)	—

Net of tax amount	(47,666)	27,120	20,873

Balance at June 30	63,407	111,073	83,953

Changes in fair market value of financial instruments designated as cash flow hedges:
Balance at July 1	(8,791)	(6,234)	(5,014)
Pre-tax amount	(3,421)	(3,811)	(1,554)
Tax affect	1,309	1,254	334

Net of tax amount	(2,112)	(2,557)	(1,220)

Balance at June 30	(10,903)	(8,791)	(6,234)

Recognition of deferred compensation:
Balance at July 1	(309)	559	—
Pre-tax amount	(514)	(1,330)	891
Tax affect	174	462	(332)

Net of tax amount	(340)	(868)	559

Balance at June 30	(649)	(309)	559

Accumulated Other Comprehensive Income,balance at June 30	$51,855	$101,973	$78,278

        The Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and other Postretirement Plans (SFAS No. 158) during fiscal year 2007. SFAS No. 158 requires balance sheet recognition of the funded status for all pension and postretirement benefit plans. SFAS No. 158 requires recognition of changes in funded status in the year in which the changes occur through comprehensive income.

Derivative Instruments:

        The Company may manage its exposure to interest rate and foreign currency risk within the Consolidated Financial Statements through the use of derivative financial instruments, according to its hedging policy. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading or speculative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

purposes. The Company currently has or had interest rate swaps designated as both cash flow and fair value hedges, treasury locks designated as cash flow hedges, a hedge of its net investment in its European operations and forward foreign currency contracts designated as cash flow hedges of forecasted transactions denominated in a foreign currency. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

        The Company follows SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. SFAS No.133 also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations. This designation is based upon the exposure being hedged. Cash flow and fair value hedges are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. At inception, as dictated by the facts and circumstances, all hedges are expected to be highly effective, as the critical terms of these instruments are generally the same as those of the underlying risks being hedged. All derivatives designated as hedging instruments are assessed for effectiveness on an on-going basis. The Company classifies the cash flows from hedging transactions in the same categories as the cash flows from the respective hedged items. The Company classifies cash flows related to freestanding foreign currency derivatives as a component of cash flows from operating activities.

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

        Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting SFAS No. 123R during fiscal year 2009 was zero and during fiscal years 2008 and 2007 was an increase in compensation expense of $0.4 and $1.0 million, respectively. This increase in compensation expense did not impact basic or diluted earnings per share in fiscal year 2009 or 2008. In fiscal year 2007, the increase in compensation expense reduced both basic and diluted earnings per share by $0.01. Compensation expense recorded during fiscal years 2009, 2008 and 2007 includes $7.5, $6.5 and $3.9 million, respectively, related to awards issued subsequent to July 1, 2003 and $0.0, $0.4 and $1.0 million, respectively, related to unvested awards previously being accounted for on the intrinsic value method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Total compensation cost for stock-based payment arrangements totaled $7.5, $6.8 and $4.9 million for the fiscal years ended June 30, 2009, 2008 and 2007, respectively. SFAS No. 123R requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2009, 2008 and 2007 was $0.2, $1.4 and $4.5 million, respectively.

Subsequent Events:

        The Company evaluated events occurring between the end of our most recent fiscal year and August 28, 2009, the date the financial statements were issued.

Accounting Pronouncements to be Adopted in the Future:

        In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurements, and requires new disclosures of assets and liabilities measured at fair value based on their level in the hierarchy. This statement applies under other accounting pronouncements that require or permit fair value measurements, but does not change existing guidance as to whether or not an instrument is carried at fair value. In February 2008, the FASB issued FASB Staff Position (FSP) No. 157-1 and No. 157-2, which, respectively, removed leasing transactions from the scope of SFAS No. 157 and deferred for one year the effective date for SFAS No. 157 as it applies to certain nonfinancial assets and liabilities. On July 1, 2008, the Company adopted, on a prospective basis, SFAS No. 157 and became subject to the new disclosure requirements (excluding FSP 157-2) with respect to the Company's fair value measurements of (a) nonfinancial assets and liabilities that are recognized or disclosed at fair value in our financial statements on a recurring basis (at least annually) and (b) all financial assets and liabilities. The Company's adoption did not impact its consolidated financial position or results of operations as all fair value measurements were in accordance with SFAS No. 157 upon adoption. The additional disclosures required by SFAS No. 157 are included in Note 7 to the Condensed Consolidated Financial Statements. The Company is evaluating the impact FSP No. 157-2 will have on its nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)). SFAS No. 141(R) replaces SFAS No. 141, Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes under SFAS No. 141(R) will change the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition; (3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording an asset or liability arising from a contingency at the date of an acquisition at fair value if fair value can be reasonably determined. If fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value can not be determined, the asset or liability would be recognized in accordance with SFAS No. 5, Accounting for Contingencies. SFAS No. 141(R) also includes a substantial number of new disclosure requirements. SFAS No. 141(R) will be effective for the Company's fiscal year 2010 and must be applied prospectively to all new acquisitions closing on or after July 1, 2009. Early adoption is prohibited. SFAS No. 141(R) may have a material impact on how the Company will identify, negotiate and value certain future acquisitions and may materially impact the Company's Consolidated Financial Statements.

        In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP EITF 03-6-1). FSP EITF 03-6-1 clarified that all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. FSP EITF 03-6-1 is effective for the Company's fiscal year 2010. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions of FSP EITF 03-6-1. The Company's outstanding unvested restricted stock awards do not contain rights to non-forfeitable dividends and as a result, FSP EITF 03-6-1 will have no impact on the Company's diluted earnings per share.

        In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS No. 167). SFAS No. 167 amends FASB Interpretation (FIN) 46(R) to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This Statement amends FIN 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. It would also require ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective for the Company's fiscal year 2011. The Company is evaluating the impact SFAS No. 167 will have on the Company's Consolidated Financial Statements.

        In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. This standard establishes two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. SFAS No. 168 statement establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS No. 168 is effective for the Company's interim and annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and number system prescribed by the Codification when referring to GAAP in the first quarter of fiscal year 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company's Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In April 2009, the FASB issued FASB Staff Position (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting. The FSP requires the SFAS No. 107 disclosures about the fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company will begin utilizing the disclosure guidance of FSP FAS 107-1 and APB 28-1 in first quarter of fiscal year 2010.

        In May 2008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company adopted this FSP effective July 1, 2009. The adoption will impact the Company's accounting for its convertible senior notes issued in July 2009, see Note 17 to the Consolidated Financial Statements.

        In November 2008, the FASB ratified the Emerging Issues Task Force (EITF) consensus on Issue No. 08-6, Equity Method Investment Accounting Considerations (EITF 08-6). The EITF indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor's ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings. The EITF is effective for the Company's fiscal year 2010 and interim Consolidated Financial Statements. The adoption of this standard is not expected have a material impact on the Company's Consolidated Financial Statements.

2. DISCONTINUED OPERATIONS

        On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company's North America reportable segment. The sale of Trade Secret included CCI. CCI owned and operated PureBeauty and BeautyFirst salons which were acquired by the Company on February 20, 2008.

        The Company concluded that Trade Secret qualified as held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS. No. 144), as of December 31, 2008 and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to Emerging Issues Task Force (EITF) Issue No. 03-13, Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations. The agreement includes a provision that the Company will supply

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

product to the buyer of Trade Secret and provide certain administrative services for a transition period of six months following the date of sale with possible extension to not more than eleven months. Under this agreement, the Company recognized $32.2 million of product revenues on the supply of product sold to the purchaser of Trade Secret and $2.9 million of other income related to the administrative services during the year ended June 30, 2009. The Company has a $19.1 million outstanding receivable with the buyer of Trade Secret as of June 30, 2009.

        As the proceeds the Company received from the sale of Trade Secret were negligible, the Company recognized impairment charges within discontinued operations during the year ended June 30, 2009 set forth in the following table:

For the Year Ended June 30, 2009
(Dollars in thousands)
Inventories	$44,992
Property and equipment, net	57,328
Goodwill	78,126
Other intangibles, net	7,187
Other assets	4,206
Other liabilities	(8,550)

Impairment loss portion of loss from discontinued operations before income taxes	$183,289

        The (loss) income from discontinued operations are summarized below:

	For the Years Ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Revenues	$163,436	$257,474	$253,250
(Loss) income from discontinued operations, before income taxes	(190,433)	865	23,044
Income tax benefit (provision) on discontinued operations	58,997	438	(7,613)

(Loss) income from discontinued operations, net of income taxes	$(131,436)	$1,303	$15,431

        The $0.2 million loss from discontinued operations recorded within the fourth fiscal quarter of 2009 was primarily related to the write-off of distribution center inventories that had been solely used to support the Trade Secret operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts as of June 30, 2009 and 2008:

	2009	2008
	(Dollars in thousands)
Accounts receivable	$47,317	$39,339
Less allowance for doubtful accounts	(2,382)	(1,515)

	$44,935	$37,824

Other current assets:
Prepaids	$35,665	$34,669
Notes receivable, primarily affiliates	2,028	4,097

	$37,693	$38,766

Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,472	48,110
Equipment, furniture and leasehold improvements	737,967	862,661
Internal use software	84,115	79,913
Equipment, furniture and leasehold improvements under capital leases	78,374	73,929

	952,792	1,068,477
Less accumulated depreciation and amortization	(527,823)	(557,459)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(33,431)	(29,167)

	$391,538	$481,851

Investment in and loans to affiliates:
Equity-method investments	$198,682	$202,946
Noncurrent loans to affiliates	12,718	44,156

	$211,400	$247,102

Other assets:
Notes receivable	$1,579	$1,294
Other noncurrent assets	43,600	45,189

	$45,179	$46,483

Accounts payable:
Book overdrafts payable	$—	$2,927
Trade accounts payable	62,394	66,766

	$62,394	$69,693

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

	2009	2008
	(Dollars in thousands)
Accrued expenses:
Payroll and payroll related costs	$82,153	$94,418
Insurance	21,228	52,345
Deferred revenues	9,026	10,062
Taxes payable, primarily income taxes	8,741	13,094
Other	35,490	37,686

	$156,638	$207,605

Other noncurrent liabilities:
Deferred income taxes	$58,338	$55,900
Deferred rent	53,294	57,751
Deferred benefits	49,262	48,732
Insurance	23,804	—
Equity put option	24,161	24,803
Other	27,428	30,454

	$236,287	$217,640

        The following provides additional information concerning the other intangibles, net, balance sheet account as of June 30, 2009 and 2008:

	June 30, 2009			June 30, 2008
	Cost	Accumulated Amortization(1)	Net	Cost	Accumulated Amortization(1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,064	$(9,964)	$69,100	$81,407	$(8,072)	$73,335
Customer lists	52,045	(23,252)	28,793	51,316	(17,444)	33,872
Franchise agreements	20,691	(6,299)	14,392	27,115	(6,363)	20,752
Lease intangibles	14,615	(3,737)	10,878	14,771	(2,887)	11,884
Non-compete agreements	121	(60)	61	785	(631)	154
Other	6,887	(3,150)	3,737	7,974	(3,680)	4,294

	$173,423	$(46,462)	$126,961	$183,368	$(39,077)	$144,291

(1)
Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

        All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from one to 40 years). The cost of intangible assets is amortized to earnings in proportion to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

	Weighted Average Amortization Period (In years) June 30,
	2009	2008
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	21
Lease intangibles	20	20
Non-compete agreements	4	5
Other	18	17

Total	26	26

        Total amortization expense related to amortizable intangible assets during the years ended June 30, 2009, 2008, and 2007 was approximately $9.9, $11.1, and $11.8 million, respectively. As of June 30, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2010	$9,742
2011	9,540
2012	9,327
2013	9,049
2014	8,868

        The following provides supplemental disclosures of cash flow activity:

	2009	2008	2007
	(Dollars in thousands)
Cash paid during the year for:
Interest	$40,992	$46,547	$40,805
Income taxes, net of refunds	21,878	49,148	71,770

        Significant non-cash investing and financing activities include the following:

        In fiscal years 2009, 2008, and 2007, the Company financed capital expenditures totaling $7.5, $10.4, and $14.5 million, respectively, through capital leases.

4. ACQUISITIONS

        During fiscal years 2009, 2008, and 2007, the Company made numerous acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2009, 2008, and 2007 and the allocation of the purchase prices were as follows:

	2009	2008	2007
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$40,051	$132,971	$68,747
Note receivable applied to purchase price	—	10,000	—
Common stock	—	4	—
Liabilities assumed or payable	75	2,602	558

	$40,126	$145,577	$69,305

Allocation of the purchase prices:
Current assets	$1,337	$16,631	$3,876
Property and equipment	5,989	21,398	10,086
Deferred income tax asset	1,787	1,789	1,200
Other noncurrent assets	—	473	50
Goodwill	30,812	105,252	50,844
Identifiable intangible assets	1,322	16,114	4,464
Accounts payable and accrued expenses	(818)	(15,526)	(412)
Deferred income tax liability	—	—	(436)
Other noncurrent liabilities	(303)	(3,449)	(367)
Settlement of contingent purchase price(1)	—	2,895	—

	$40,126	$145,577	$69,305

(1)
During fiscal years 2005, the Company guaranteed that the stock issued in conjunction with one of its acquisitions would reach a certain market price by the fourth quarter of fiscal year 2008. The guaranteed stock price was factored into the purchase price at the acquisition date by recording an increase to additional paid-in-capital for the differential between the stock price at the date of acquisition and the guaranteed stock price. However, the stock did not reach this price during the agreed upon time frame. Therefore, the Company was obligated to issue $2.9 million in additional consideration to the sellers during the fourth quarter of fiscal year 2008. The $2.9 million in fiscal year 2008 represents the difference between the guaranteed stock price and the actual stock price on the last day of the agreed upon time frame, and was recorded as a reduction to additional paid-in capital.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The value and related weighted average amortization periods for the intangibles acquired during fiscal years 2009 and 2008 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation		Weighted Average Amortization Period
	Year Ended June 30, 2009		(in years)
	2009	2008	2009	2008
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$204	$2,141	20	36
Customer lists	191	2,574	7	10
Franchise agreements	244	9,507	40	23
Lease intangibles	480	1,310	20	20
Non-compete agreements	—	193	—	3
Other	203	389	20	19

Total	$1,322	$16,114	22	22

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

        During fiscal years 2009 and 2008, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts in accordance with Emerging Issues Task Force (EITF) No. 04-1, Accounting for Preexisting Relationships Between the Parties to a Business Combination. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company's franchise buybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL

        The table below contains details related to the Company's recorded goodwill for the years ended June 30, 2009 and 2008 is as follows:

	Salons
	North America	International	Beauty Schools	Hair Restoration Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2007	$570,161	$46,487	$60,934	$134,801	$812,383
Goodwill acquired	82,528	7,652	—	15,073	105,253
Impact of contribution of certain beauty schools(1)	13,829	13,071	(60,960)	—	(34,060)
Impact of contribution of European franchise salon operations(2)	—	(22,366)	—	—	(22,366)
Translation rate adjustments	2,281	3,617	26	—	5,924
Adoption of FIN No. 48(3)	—	—	—	3,859	3,859

Balance at June 30, 2008	668,799	48,461	—	153,733	870,993
Goodwill acquired(4)	31,531	(1,255)	—	536	30,812
Translation rate adjustments	(7,149)	(5,545)	—	(43)	(12,737)
Resolution to pre-acquisition income tax contingency(3)	—	—	—	(4,859)	(4,859)
Goodwill impairment(5)(6)	(78,126)	(41,661)	—	—	(119,787)

Balance at June 30, 2009	$615,055	$—	$—	$149,367	$764,422

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

(2)
On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group.

(3)
Related to the adoption of FIN No. 48, the Company recorded a $3.9 million adjustment to goodwill to account for preacquisition tax positions at the Company's hair restoration centers segment. In fiscal 2009, goodwill was reduced related to the resolution of preacquisition tax contingencies.

(4)
Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations. For the twelve months ended June 30, 2009 the $1.3 million reduction to international goodwill related to the settlement of the escrow account on an acquisition that closed in September 2007.

(5)
See Note 2 of the Consolidated Financial Statements for discussion of the $78.1 million goodwill impairment of Trade Secret recorded within discontinued operations.

(6)
During the three months ended December 31, 2008 the fair value of the Company's stock declined such that it began trading below book value per share. As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES

        The table below presents the carrying amount of investments in and loans to affiliates as of June 30, 2009 and 2008:

	Provalliance	Empire Education Group, Inc.	Intelligent Nutrients, LLC	MY Style	PureBeauty/ Beauty First(1)	Hair Club for Men, Ltd.	Total
	(Dollars in thousands)
Balance at June 30, 2007	$—	$—	$8,114	$8,080	$4,019	$4,955	$25,168
Investment acquired	109,915	72,337	—	—	—	—	182,252
Acquisition of remaining interest	—	—	—	—	(3,883)	—	(3,883)
Loans to affiliates	—	36,400	—	—	—	—	36,400
Equity in income (loss) of affiliated companies, net of income taxes	1,767	802	(1,584)	—	(136)	—	849
Other, primarily translation rate adjustments	7,671	(232)	(873)	(324)	—	74	6,316

Balance at June 30, 2008	$119,353	$109,307	$5,657	$7,756	$—	$5,029	$247,102
Loans to affiliates	—	15,000	3,000	2,971	—	—	20,971
Payment of loans by affiliates	—	(15,000)	—	(613)	—	—	(15,613)
Equity in income (loss) of affiliated companies, net of income taxes(3)	1,979	2,065	(541)	(1,331)	—	600	2,772
Impairment(2)	(25,732)	—	(4,800)	—	—	—	(30,532)
Cash dividends received	—	—	—	—	—	(906)	(906)
Other, primarily translation rate adjustments(4)	(13,465)	79	(3,316)	3,935	—	373	(12,394)

Balance at June 30, 2009	$82,135	$111,451	$—	$12,718	$—	$5,096	$211,400

Percentage ownership at June 30, 2009	30.0%	55.1%	49.0%	—	—	50.0%

(1)
In February 2008, the Company acquired 100 percent interest in PureBeauty/BeautyFirst. PureBeauty/BeautyFirst was sold in the Trade Secret transaction that occurred on February 16, 2009.

(2)
During fiscal year 2009, the Company recorded impairments of $25.7 and $7.8 million ($4.8 million net of tax) related to its interest in Provalliance and Intelligent Nutrients, LLC, respectively.

(3)
Equity in (loss) income of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes $2.8 million in equity income, $30.5 million of impairments and $2.1 million for the increase in the Provalliance equity put valuation.

(4)
The $3.3 million of other change for Intelligent Nutrients, LLC relates to the tax affect of the fiscal year 2009 impairment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The table below presents the summarized financial information of the equity method investees as of June 30, 2009 and 2008. The financial information of the equity investees was based on results as of June 30, 2009 and for the twelve months ended June 30, 2009.

	Equity Method Investee Greater Than 50 Percent Owned		Equity Method Investees Less Than 50 Percent Owned
	2009	2008	2009	2008
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$34,990	$23,559	$109,700	$76,360
Noncurrent assets	99,858	89,964	313,763	222,235
Current liabilities	25,583	19,924	137,169	74,548
Noncurrent liabilities	39,661	38,457	115,067	47,832
Summarized Statement of Operations Information:
Gross revenue	$153,693	$119,076	$290,978	$153,426
Gross profit	134,281	105,946	124,361	52,538
Operating income	7,990	4,322	19,047	6,655
Net income	3,611	1,725	13,295	1,962

        As of June 30, 2007, the Company did not have ownership interest in Provalliance or Empire Education Group, Inc.

Investment in Provalliance

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,500 company-owned and franchise salons as of June 30, 2009.

        On January 31, 2008, the carrying value of the contributed European franchise salon operations approximated the estimated fair value of the Company's interest in Provalliance. The Company's net asset value in its European franchise salon operations as of January 31, 2008 was recorded as an investment in Provalliance and no gain or loss was recognized on the date of the merger. The $41.5 million difference between the carrying amount and the Company's underlying equity in net assets of Provalliance is related to brand assets, franchise agreements and goodwill. The brand assets and franchise agreements have amortization periods of 40 and 15 years, respectively.

        The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company's investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the fair value of the Equity Put are recorded in the Company's consolidated statement of operations. The Company recorded a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

$2.1 million increase in the fair value of the Equity Put during fiscal year 2009, see further discussion within Note 7 to the Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company's interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

        The Company utilized the guidance in FIN 46(R) to determine whether or not its investment in Provalliance was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that Provalliance is a VIE based on the fact that the holders of the equity investment at risk, as a group, lack the obligation to absorb the expected losses of the entity. The Equity Put is based on a formula that may or may not be at market when exercised, therefore, it could provide the Company with the characteristic of a controlling financial interest or could prevent the Franck Provost Salon Group from absorbing its share of expected losses by transferring such obligation to the Company. Under certain circumstances, including a decline in the fair value of Provalliance, the Equity Put could be exercised and the Franck Provost Group could be protected from absorbing the downside of the equity interest. As the Equity Put absorbs a large amount of variability this characteristic results in Provalliance being a VIE.

        Regis determined that the relationship and the significance of the activities of Provalliance is more closely associated with the Franck Provost Group. Furthermore, the Company determined, based on a quantitative analysis that the Franck Provost Group has greater exposure to the expected losses of Provalliance. The variability that the Company could be required to absorb via its equity interest in Provalliance and its expanded interest via exercise of the Equity Put was determined to be well less than 50.0 percent. The Company concluded based on the considerations above that the primary beneficiary of Provalliance is the Franck Provost Group. The Company has accounted for its interest in Provalliance as an equity method investment.

        During fiscal years 2009 and 2008, the Company recorded $2.0 and $1.8 million, respectively, of equity in income related to its investment in Provalliance. Because the transaction and formation of Provalliance occurred on January 31, 2008, the amount of equity in income recorded in fiscal year 2008 by the Company represented only five months of operations. Primarily the result of the weakened economy across continental Europe, Provalliance has recorded income at levels much less than expected by Regis management during the Company's fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels resulting from acquisitions since January 31, 2008 but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance's business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009. As of June 30, 2009 following the impairment charge, the Company's investment in Provalliance was $82.1 million. The exposure to loss related to the Company's involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

Investment in Empire Education Group, Inc.

        On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's minority interest shareholder. This transaction leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG operates 85 accredited cosmetology schools.

        The carrying value of the contributed schools approximated the estimated fair value of the Company's interest in EEG, resulting in no gain or loss on the date of contribution. The $40.5 million difference between the carrying amount and the Company's underlying equity in net assets of EEG is related to the indefinite lived license and accreditation intangible assets and goodwill. The Company's investment in EEG is accounted for under the equity method of accounting. At June 30, 2009 the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there was $15.0 million outstanding as of June 30, 2009. During fiscal year 2009 and 2008, the Company recorded $0.9 and $0.9 million, respectively, of interest income related to the loan and revolving credit facility. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment and the outstanding loans.

        The Company utilized the guidance in FIN 46(R) to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company's shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During fiscal years ended June 30, 2009 and 2008, the Company recorded $2.1 and $0.8 million of equity earnings related to its investment in EEG.

Investment in Intelligent Nutrients, LLC

        The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company's ownership percentage decreased from 50.0 percent to 49.0 percent during fiscal year 2008 due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor. Intelligent Nutrients, LLC currently carries a wide variety of organic, harmonically grown™ products, including dietary supplements, coffees, teas and aromatics. In addition, professional hair care and personal care products are currently available. These products are offered at the Company's corporate and franchise salons, and eventually in other independently owned salons. The Company's investment in Intelligent Nutrients, LLC is accounted for under the equity method of accounting. The Company completed $3.0 million of loans to Intelligent Nutrients, LLC in August 2008.

        During the three months ended December 31, 2008, the Company determined that its investment in and loans to Intelligent Nutrients, LLC was impaired and the fair value was zero due to Intelligent Nutrients, LLC's inability to develop a professional organic brand of shampoo and conditioner with a price point that would develop broad consumer appeal. The Company also determined that the loss in value was "other-than-temporary" and recognized a pretax, non-cash impairment charge of $7.8 million

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

for the full carrying value of the investment and loans as of December 31, 2008. The Company has no further exposure to loss related to the Company's involvement with Intelligent Nutrients, LLC.

MY Style

        In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (MY Style Note) for an aggregate amount of $11.3 million (1.3 billion Yen as of April 2007). The Exchangeable Note contains an option for the Company to exchange a portion of the Exchangeable Note for shares of common stock of My Style. In connection with the issuance of the Exchangeable Note, the Company paid a premium of approximately $5.5 million (573,000,000 Yen as of April 2007).

        Exchangeable Note.    In September 2008, the Company advanced an additional $3.0 million (300,000,000 Yen as of September 2008) to Yamano Holding Corporation and extended the maturity date of the existing Exchangeable Note to September 2011. In connection with the 300,000,000 Yen advance, the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the 800 outstanding shares of MY Style for 21,700,000 Yen. This exchange feature is akin to a deep-in-the-money option permitting the Company to purchase shares of common stock of MY Style. The option is embedded in the Exchangeable Notes and does not meet the criteria for separate accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

        The Company determined that the September 2008 modifications to the Exchangeable Note were more than minor and the loan modification should be treated as an extinguishment. The Company recorded a $2.1 million (224,000,000 Yen as of September 2008) gain related to the modification of the note. However, based upon the overall fair value of the Exchangeable Note on the date of modification, the Company recorded an other than temporary impairment loss of $3.4 million (370,000,000 Yen as of September 2008). The $1.3 million net amount of the gain and other than temporary impairment was recorded within equity in loss of affiliates within the Consolidated Statement of Operations during the fourth quarter of fiscal year 2009. As the Exchangeable Note is accounted for as a loan, the foreign currency transaction gains and losses are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain recorded through other income related to the Exchangeable Note was $1.0 million during fiscal year 2009.

        As of June 30, 2009, the amount outstanding under the Exchangeable Note is $7.4 million (711,131,284 Yen). The Exchangeable Note is to be redeemed by Yamano Holding Corporation in accordance with the following schedule: 100,000,000 Yen on September 30, 2009 through 2013 and 211,131,284 Yen on September 30, 2014. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2011 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the fiscal years ended June 30, 2009 and 2008.

        MY Style Note.    As of June 30, 2009, the principal amount outstanding under the MY Style Note is $2.2 million (208,656,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the fiscal years ended June 30, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        As of June 30, 2009, $1.6 and $12.7 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company's total investment in MY Style. The exposure to loss related to the Company's involvement with MY Style is the carrying value of the investment and the outstanding notes.

Hair Club for Men, Ltd.

        The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the fiscal year 2009 the Company recorded income of $0.6 million and received dividends of $0.9 million. The exposure to loss related to the Company's involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

Investment in Cool Cuts 4 Kids, Inc.

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

7. FAIR VALUE MEASUREMENTS

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

        Level 1—Unadjusted quoted prices that are available in active markets for the identical assets or liabilities at the measurement date.

        Level 2—Other observable inputs available at the measurement date, other than quoted prices included in Level 1, either directly or indirectly, including:

  •
  Quoted prices for similar assets or liabilities in active markets;

  •
  Quoted prices for identical or similar assets in non-active markets;

  •
  Inputs other than quoted prices that are observable for the asset or liability; and

  •
  Inputs that are derived principally from or corroborated by other observable market data.

        Level 3—Unobservable inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management's estimates of market participant assumptions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2009
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Noncurrent assets
Derivative instruments	$1,543	$—	$1,543	$—
LIABILITIES
Long-term liabilities
Derivative instruments	$5,802	$—	$5,802	$—
Equity put option	24,161	—	—	24,161

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Derivative instruments.    The Company's derivative instrument assets and liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar assets and liabilities in active markets at the measurement date, as provided by sources independent from the Company.

        Equity put option.    The Company's merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an Equity Put and an Equity Call. See further discussion within Note 6 of the Condensed Consolidated Financial Statements. The Put Option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date, and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At June 30, 2008, the fair value of the Equity Put was $24.8 million. There was a $2.7 million decrease in the fair value of the equity put option since June 30, 2008 related to foreign currency translation and has been recorded in accumulated other comprehensive income in the June 30, 2009 Condensed Consolidated Balance Sheet. In addition, there was a $2.1 million increase in the fair value of the equity put option as of June 30, 2009 recorded within the equity in affiliates line item on the Consolidated Statement of Operations related to updated assumptions utilized in the binomial lattice model. The Company determined the Equity Call to have no value at June 30, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

        As indicated in Note 1 to the Condensed Consolidated Financial Statements, the aspects of SFAS No. 157 for which the effective date was deferred for one year (i.e., the Company's first quarter of fiscal year 2010) under FSP No. 157-2 relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial assets and liabilities initially measured at fair value in a business combination (but not measured at fair value in subsequent periods) or nonfinancial long-lived asset groups measured at fair value for an impairment assessment.

8. FINANCING ARRANGEMENTS

        The Company's long-term debt as of June 30, 2009 and 2008 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates (fiscal year)
		2009	2008	2009	2008
				(Dollars in thousands)
Senior term notes	2010 - 2018	1.12 - 8.39%	4.65 - 8.39%	$506,643	$580,514
Term loan	2013	2.07	—	85,000	—
Revolving credit facility	2013	1.00	3.02	5,000	139,100
Equipment and leasehold notes payable	2010 - 2011	8.68 - 9.48	8.07 - 8.97	32,200	36,093
Other notes payable	2010 - 2013	3.00 - 8.00	6.00 - 8.00	5,464	9,040

				634,307	764,747
Less current portion				(55,454)	(230,224)

Long-term portion				$578,853	$534,523

        The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. We were in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2009. Additional details are included below with the discussion of the specific categories of debt.

        Aggregate maturities of long-term debt, including associated capital lease obligations of $32.2 million at June 30, 2009, are as follows:

Fiscal year	(Dollars in thousands)
2010	$55,454
2011	93,859
2012	186,308
2013	126,270
2014	18,845
Thereafter	153,571

$634,307

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

Senior Term Notes

Private Shelf Agreement

        At June 30, 2009 and 2008, the Company had $239.6 and $255.2 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from November 2009 through December 2017.

        The Private Shelf Agreement includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement), as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross-default situations, certain bankruptcy related situations, and other customary events of default.

        As a result of the fair value hedging activities discussed in Note 9 to the Consolidated Financial Statements, an adjustment of approximately $0.3 million was made to increase the carrying value of the Company's long-term fixed rate debt at June 30, 2008.

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

        The Master Note Purchase Agreement includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement), as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various Events of Default, including breaches of the agreement, certain cross- default situations, certain bankruptcy related situations, and other customary events of default.

        During March of fiscal year 2002, the Company completed a $125.0 million private debt placement. Of this amount, $58.0 million was issued at a fixed coupon rate of 6.73 percent and repaid during fiscal year 2009 as the final maturity date was March 15, 2009, and $67.0 million was issued at a fixed coupon rate of 7.20 percent with a final maturity date of March 15, 2012. This private placement debt is unsecured and payments are due on a semi-annual basis. In anticipation of the new Master Note Purchase Agreement discussed above, the Company closed on the First Amendment to Note Purchase Agreement (related to this private debt placement) in April 2005. The amendment modified certain financial covenants so that they would be more consistent with the financial covenants in the new Master Note Purchase Agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

Term Loan

        During the three months ended December 31, 2008, the Company completed an $85.0 million term loan that matures in July 2012. The monthly interest payments are based on a one-month LIBOR plus 1.75 percent. The term loan includes customary financial covenants including a leverage ratio, fixed-charge ratio and minimum net equity test. The Company used the proceeds from the term loan to pay down the Company's revolving credit facility.

Revolving Credit Facility

        The Company has an unsecured $350.0 million revolving credit facility with rates tied to LIBOR plus 60.0 basis points. The revolving credit facility requires a quarterly facility fee on the average daily amount of the facility (whether used or unused) calculated at a rate of 15.0 basis points. Both the LIBOR credit spread and the facility fee are based on the Company's debt-to-EBITDA ratio at the end of each fiscal quarter. The facility expires in July 2012.

        On July 12, 2007, the Company amended its $350.0 million revolving credit agreement. Among other changes, the ratio of earnings before interest, taxes, depreciation, amortization, and rent (EBITDAR), to fixed changes covenant was modified from a ratio of 1.65 on a rolling four quarter basis to a ratio of 1.50 on a rolling four quarter basis. The Company is in compliance with all covenants and other requirements of its credit agreements and senior notes. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

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

        As of June 30, 2009 and 2008, the Company had outstanding borrowings under this facility of $5.0 and $139.1 million, respectively. Because the credit agreement provides for possible acceleration of the maturity date of the facility based on provisions that are not objectively determinable and due to recent changes in the Company's business such as the transactions described in Note 4 and Note 6 to the Consolidated Financial Statements, the outstanding borrowings as of June 30, 2008 were classified as part of the current portion of the Company's long-term debt. As a result of the modification to the revolving credit agreement in July 2009 including changes to the financial covenants (see Note 17 to the Consolidated Financial Statements), the Company has classified the outstanding borrowings as of June 30, 2009 as part of the long-term portion of the Company's long-term debt. Additionally, the Company had outstanding standby letters of credit under the facility of $28.0 and $31.7 million at June 30, 2009 and 2008, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2009 and 2008 was $317.0 and $179.2 million, respectively.

Equipment and Leasehold Notes Payable

        The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2011. The capital lease obligations are collateralized by the assets purchased under the agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

Other Notes Payable

        Within other notes payable are mortgage notes for $3.0 and $4.9 million at June 30, 2009 and 2008, respectively, related to the Company's distribution center in Salt Lake City, Utah. The note for the Salt Lake City distribution center is secured by that distribution center. Additionally, the Company had $2.4 and $4.1 million in unsecured outstanding notes at June 30, 2009 and 2008, respectively, related to debt assumed in acquisitions.

9. DERIVATIVE FINANCIAL INSTRUMENTS

        In January 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161), which amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS No. 133), to provide a reader of the financial statements an enhanced understanding of the Company's use of derivative instruments, how the Company accounts for its derivative instruments under SFAS No. 133 and the instruments' effects on financial position, financial performance and cash flows.

        The Company's primary market risk exposures in the normal course of business are changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of strategies, including the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation or trading. Hedging transactions are limited to an underlying exposure. The Company has established an interest rate management policy that manages the interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company's variable rate debt typically represents 35 to 45 percent of the total debt portfolio. The Company's foreign currency exchange rate risk management policy includes frequently monitoring market data and external factors that may influence exchange rate fluctuations in order to minimize fluctuation in earnings due to changes in exchange rates. The Company enters into arrangements with counterparties that the Company believes are creditworthy. Generally, derivative contract arrangements settle on a net basis. The Company assesses the effectiveness of its hedges on a quarterly basis using the critical terms method in accordance with SFAS No. 133.

        The Company has primarily utilized derivatives which are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment. For cash flow hedges and fair value hedges, changes in fair value are deferred in accumulated other comprehensive income (loss) within shareholders' equity until the underlying hedged item is recognized in earnings. Any hedge ineffectiveness is recognized immediately in current earnings. To the extent the changes offset, the hedge is effective. Any hedge ineffectiveness the Company has historically experienced has not been material. By policy, the Company designs its derivative instruments to be effective as hedges and aims to minimize fluctuations in earnings due to market risk exposures. If a derivative instrument is terminated prior to its contract date, the Company continues to defer the related gain or loss and recognizes it in current earnings over the remaining life of the related hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Cash Flow Hedges

        The Company's cash flow hedges include interest rate swaps, forward foreign currency contracts and treasury lock agreements.

        The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of June 30, 2009, the Company had $190.0 million of total variable rate debt outstanding, of which $90.0 million was swapped to fixed rate debt, resulting in $100.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates between fiscal year 2012 and 2015.

        As of June 30, 2009, the Company had two treasury lock agreements outstanding that effectively fix the interest payments on certain pieces of debt. The agreements are on an aggregate $100.0 million of debt and mature in fiscal years 2013 and 2015.

        The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions and international business travel. The Company's primary forward foreign currency contracts hedge approximately 50.0 percent of payments in Canadian dollars for intercompany retail inventory transactions. The Company's forward foreign currency contracts hedge transactions through fiscal year 2010.

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

Freestanding Derivative Forward Contracts

        The Company uses freestanding derivative forward contracts to offset the Company's exposure to the change in fair value of certain foreign currency denominated intercompany assets and liabilities. These derivatives are not designated as hedges and therefore, changes in the fair value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of June 30, 2009 and 2008:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	June 30, 2009	June 30, 2008	Classification	June 30, 2009	June 30, 2008
		(In thousands)			(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(5,786)	$(1,366)
Forward foreign currency contracts	Other current assets	$380	$27	Other current liabilities	$—	$(460)
Designated as hedging instruments—Fair Value Hedges:
Fair value interest rate swap	—	$—	$—	Other noncurrent liabilities	$—	$(335)
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$1,163	$—	Other current liabilities	$(16)	$—

Total		$1,543	$27		$(5,802)	$(2,161)

        The table below sets forth the tax-effected (gain) or loss on the Company's derivative instruments as of June 30, 2009 and 2008 recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet. The table also sets forth the (gain) or loss on the Company's derivative instruments that has been reclassified from AOCI into current earnings during the years ended June 30, 2009 and 2008 within the following line items in the Condensed Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss as of June 30,		(Gain)/Loss Reclassified from Accumulated OCI into Income (Loss) at June 30,
Type	2009	2008	Classification	2009	2008
	(In thousands)			(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	$3,605	$873	—	$—	$—
Forward foreign currency contracts	(392)	245	Cost of sales	(142)	(257)
Treasury lock contracts	(242)	(259)	Interest (income) expense	(24)	4

Total	$2,971	$859		$(166)	$(253)

Designated as hedging instruments—Fair Value Hedges:
Cross-currency swap	$7,932	$7,932	—	$—	$—

Total	$10,903	$8,791		$(166)	$(253)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below sets forth the (gain) on the Company's derivative instruments for years ended June 30, 2009 and 2008 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivatives Impact on Income (Loss) at June 30,
Type	Classification	2009	2008
		(In thousands)
Designated as hedging instruments—Fair Value Hedges:
Fair value interest rate swap	Interest income and other, net	$(335)	$(529)
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(1,147)	$—

		$(1,482)	$(529)

10. COMMITMENTS AND CONTINGENCIES:

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

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the legal right to use and control the property. The original lease term ends in 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $7.6 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

        Rent expense in the Consolidated Statement of Operations excludes $29.5, $29.9 and $27.4 million in fiscal years 2009, 2008 and 2007, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income (loss). However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

totaled $0.4, $0.4, and $0.5 million for fiscal years 2009, 2008 and 2007, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2009	2008	2007
	(Dollars in thousands)
Minimum rent	$260,140	$270,988	$255,570
Percentage rent based on sales	11,623	15,715	16,060
Real estate taxes and other expenses	76,029	74,773	70,192

	$347,792	$361,476	$341,822

        As of June 30, 2009, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2010	$265,711	$44,791
2011	217,649	37,037
2012	166,762	26,884
2013	120,848	17,804
2014	78,856	9,502
Thereafter	127,507	8,125

Total minimum lease payments	$977,333	$144,143

Salon Development Program:

        As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons.

Contingencies:

        The Company is self-insured for most workers' compensation, employment practice liability, and general liability. Worker's compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

11. LEASE TERMINATION COSTS

        In July 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. Approximately 100 locations were regional mall based concepts, another 40 locations were strip center concepts and 20 locations were in the U.K. The timing of the closures was

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEASE TERMINATION COSTS (Continued)

dependent on successfully completing lease termination agreements and was therefore subject to change. The Company offered employment to associates affected by such closings at nearby Regis-owned salons. The decision was a result of a comprehensive evaluation of the Company's salon portfolio, further continuing the Company's initiatives to enhance profitability.

        As of June 30, 2009, 69 stores ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to June 30, 2009. Of the 69 stores, 63 stores were within the North America reportable segment, one store within the international segment, and five stores within discontinued operations. Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations. Lease termination costs related to the Trade Secret salon concept are reported within discontinued operations. As lease settlements were negotiated the Company found that some lessors were willing to negotiate rent reductions which allowed the Company to keep operating certain stores. As a result, the number of stores to be closed is less than the 160 stores per the approved plan in July 2008.

        In June 2009, the Company approved a plan to close up to 80 underperforming U.K. company-owned salons in fiscal year 2010, the majority of which are expected to occur in the first half of fiscal year 2010. The Company believes the closure of these salons will add to future profitability. The Company recorded a write-off of salon assets in the fourth quarter of fiscal year 2009 of approximately $2.9 million related to the closures. The Company ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor prior to June 30, 2009 for seven U.K. company-owned salons, incurring lease termination costs of $0.6 million during fiscal year 2009.

        Lease termination expense represents either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals. The activity reflected in the accrual for lease termination costs is as follows:

Accrual for lease terminations
(Dollars in thousands)
Balance at July 1, 2008	$—
Provisions associated with lease terminations	6,221
Cash payments	(4,101)

Balance at June 30, 2009	$2,120

        During the twelve months ended June 30, 2009, the Company incurred $6.2 million of lease termination expense of which $0.5 million of relates to five salons within the Trade Secret concept and is accounted for within the loss on discontinued operations as of June 30, 2009. Cash payments of $0.5 million have been made on all five of the salons within the Trade Secret concept.

12. LITIGATION

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although company counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LITIGATION (Continued)

settlements of claims that could have a material adverse effect on its results of operations in any particular period.

13. INCOME TAXES

        The components of income before income taxes are as follows:

	2009	2008	2007
	(Dollars in thousands)
Income before income taxes:
United States	$112,524	$126,627	$71,764
International	(33,758)	10,607	33,148

	$78,766	$137,234	$104,912

        The provision for income taxes consists of:

	2009	2008	2007
	(Dollars in thousands)
Current:
United States	$48,935	$53,694	$37,192
International	(3,142)	4,262	5,153
Deferred:
United States	568	(4,674)	(2,421)
International	(4,411)	900	(2,751)

	$41,950	$54,182	$37,173

        The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	4.8	5.7	1.7
Tax effect of goodwill impairment	14.5	—	5.1
Foreign income taxes at other than U.S. rates	(1.6)	(2.3)	(3.6)
Work Opportunity and Welfare-to-Work Tax Credits	(4.9)	(2.0)	(3.7)
Adjustment of prior year deferred income taxes	4.8	—	—
Other, net	0.7	3.1	0.9

	53.3%	39.5%	35.4%

        During the fourth quarter of fiscal year 2009, the Company recorded an adjustment to correct its prior year deferred income tax balances. The adjustment increased the Company's fiscal year 2009 income tax provision by $3.8 million and increased its effective income tax rate by 4.8 percent. The Company does not believe the adjustment is material to its fiscal 2009 results of operations or its financial position or results of operations of any prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of the net deferred tax assets and liabilities are as follows:

	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$15,591	$18,225
Payroll and payroll related costs	32,712	29,741
Net operating loss carryforwards	2,078	3,557
Salon asset impairment	6,953	8,951
Inventories	4,478	2,551
Derivatives	1,798	—
Deferred gift card revenue	1,703	1,789
Other	18,404	15,268

Total deferred tax assets	$83,717	$80,082

Deferred tax liabilities:
Depreciation and amortization	$(117,956)	$(114,912)
Accrued property taxes	(2,001)	(2,553)
Derivatives	—	(2,553)
Other	(11)	(10)

Total deferred tax liabilities	$(119,968)	$(120,028)

Net deferred tax liabilities	$(36,251)	$(39,946)

        At June 30, 2009, the Company had U.S. and foreign operating loss carryforwards of approximately $7.8 million relating to losses in Canada, the Netherlands, and the U.K. The Company has set up a valuation allowance of $0.2 million relating to Netherlands tax losses. The Company expects to fully utilize all of the loss carryforwards from Canada and the United Kingdom.

        As of June 30, 2009, undistributed earnings of international subsidiaries of approximately $30.8 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided United States income taxes on such earnings.

        The Company files tax returns and pays tax primarily in the United States, Canada, the U.K., and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2006 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2005. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        The Company adopted the provisions of FIN No. 48, Accounting for Uncertainity in Income Taxes, effective July 1, 2007. As a result of the adoption of FIN No. 48, the Company recognized a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

$20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties, which was accounted for through the following accounts:

(Dollars in thousands)
Deferred income taxes	$10,128
Goodwill	6,094
Additional paid-in capital	237
Retained earnings	4,237

Total increase	$20,696

        A rollforward of the unrecognized tax benefits is as follows:

	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$20,400	$22,500
Additions based on tax positions related to the current year	2,765	2,466
Additions based on tax positions of prior years	121	1,498
Reductions on tax positions related to the expiration of the statue of limitations	(8,167)	(5,446)
Settlements	(332)	(618)

Balance at end of period	$14,787	$20,400

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $7.2 million of the $14.8 million reserve would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the year ended June 30, 2009, we recorded income expense of approximately $2.1 million for the accrual of interest and penalties. As of June 30, 2009, the Company had accrued interest and penalties related to unrecognized tax benefits of $5.3 million. This amount is not included in the gross unrecognized tax benefits noted above.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however, we do not expect the change to have a significant effect on our results of operations or our financial position.

14. BENEFIT PLANS

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

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

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million. As of June 30, 2009, the Company's cumulative contributions to the ESPP totaled $7.5 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2009, the Company's cumulative contributions to the FSPP totaled $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

Deferred Compensation Contracts:

        The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60.0 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives' benefits are based on years of service and the employee's compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (6.20 and 6.50 percent at June 30, 2009 and 2008, respectively) and projected salary increases of 4.0 percent at June 30, 2009 and 2008 to estimate the obligations associated with these deferred compensation contracts. Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $3.7, $2.4, and $4.0 million for fiscal years 2009, 2008, and 2007, respectively. The accrued liability and projected benefit obligation of these deferred compensation contracts totaled $23.4 and $19.9 million at June 30, 2009 and 2008, respectively, which is included in other noncurrent liabilities in the Consolidated Balance Sheet. The tax-effected accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial loss, was $0.6 million at June 30, 2009. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $18.8 and $16.4 million at June 30, 2009 and 2008, respectively, and are included in other assets in the Consolidated Balance Sheet.

        The Company entered into an Amended and Restated Compensation Agreement (the Restated Agreement) with the former Vice Chairman of the Board of Directors (the former Vice Chairman) during fiscal year 2007, that replaces the prior compensation agreement between the Company and the former Vice Chairman. Under the Restated Agreement, the former Vice Chairman will continue to provide services to the Company and the Company has agreed to pay the fomer Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal year 2009, for the remainder of his life. The former Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.8, $0.7 and $2.1 million for each of fiscal years 2009, 2008 and 2007, respectively. Related obligations totaled $6.4 and $6.5 million at June 30, 2009 and 2008, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the former Vice Chairman. Cash values of these policies totaled $3.6 and $3.4 million at June 30, 2009 and 2008, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

        Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years ended June 30, 2009, 2008 and 2007, included the following:

	2009	2008	2007
	(Dollars in thousands)
Profit sharing plan	$1,697	$3,373	$3,305
Executive Profit Sharing Plan	303	497	491
ESPP	634	711	714
FSPP	12	18	11
Deferred compensation contracts	4,479	3,122	6,107

15. SHAREHOLDERS' EQUITY

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

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2009	2008	2007
	(Shares in thousands)
Weighted average shares for basic earnings per share	42,897	43,157	44,723
Effect of dilutive securities:
Dilutive effect of stock-based compensation	129	430	844
Contingent shares issuable under contingent stock agreements	—	—	56

Weighted average shares for diluted earnings per share	43,026	43,587	45,623

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        The following table sets forth the awards which are excluded from the various earnings per share calculations:

	2009	2008	2007
	(Shares in thousands)
Basic earnings per share:
RSAs(1)	817	308	259
RSUs(1)	215	215	215

	1,032	523	474

Diluted earnings per share:
Stock options(2)	899	517	492
SARs(2)	613	416	405
RSAs(2)	301	183	—
RSUs(2)	215	215	—

	2,028	1,331	897

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

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

        Common shares available for grant under the following plans as of June 30 were:

	2009	2008	2007
	(Shares in thousands)
2000 Plan	268	232	136
2004 Plan	103	1,220	1,567

	371	1,452	1,703

        Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, June 30, 2006	2,908	$20.59
Granted	141	39.04
Cancelled	(27)	27.06
Exercised	(829)	17.22

Balance, June 30, 2007	2,193	22.97
Granted	143	28.57
Cancelled	(97)	34.17
Exercised	(526)	16.91

Balance, June 30, 2008	1,713	24.55
Granted	9	35.15
Cancelled	(102)	30.20
Exercised	(235)	16.60

Balance, June 30, 2009	1,385	$25.55

Exercisable June 30, 2009	1,153	$23.98

        Outstanding options of 1,384,956 at June 30, 2009 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of $0.9 million and a weighted average remaining contractual term of 3.7 years. Exercisable options of 1,153,256 at June 30, 2009 had an intrinsic value of $0.9 million and a weighted average remaining contractual term of 2.8 years. An additional 219,694 options are expected to vest with a $33.41 per share weighted average exercise price and a weighted average remaining contractual life of 7.9 years that have a total intrinsic value of zero.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        All options granted relate to stock option plans that have been approved by the shareholders of the Company. Stock options granted in fiscal years 2009 and 2008 were granted under the 2004 Plan. Stock options granted in fiscal year 2007 were granted under the 2000 Plan.

        A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2006	193	$36.92	286	$36.87
Granted	343	40.07	139	39.01
Cancelled	(21)	37.84	(23)	38.41
Vested/Exercised	(41)	37.33	(2)	37.92

Balance, June 30, 2007	474	38.36	400	37.53
Granted	125	28.57	138	28.57
Cancelled	(10)	37.71	(11)	38.53
Vested/Exercised	(66)	38.05	—	—

Balance, June 30, 2008	523	36.76	527	35.70

Granted	618	19.14	632	19.14
Cancelled	(28)	35.41	(45)	35.73
Vested/Exercised	(81)	35.72	—	—

Balance, June 30, 2009	1,032	$26.33	1,114	$26.30

        Outstanding and unvested RSAs of 817,288 at June 30, 2009 had an intrinsic value of $14.2 million and a weighted average remaining contractual term of 4.4 years. Due to forfeitures 799,881 awards are expected to vest with a total intrinsic value of $13.9 million.

        Outstanding and unvested RSUs of 215,000 at June 30, 2009 had an intrinsic value of $3.7 million and a weighted average remaining contractual term of 2.7 years. All unvested RSUs are expected to vest in fiscal year 2012.

        Outstanding SARs of 1,114,200 at June 30, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 8.6 years. Exercisable SARs of 264,410 at June 30, 2009 had a total intrinsic value of zero and a weighted average contractual term of 6.2 years. An additional 836,766 SARs are expected to vest with a $22.83 per share weighted average grant price, a weighted average remaining contractual life of 9.4 years and a total intrinsic value of zero.

        Total cash received from the exercise of share-based instruments in fiscal years 2009 and 2008 was $3.9 and $8.9 million, respectively.

        As of June 30, 2009, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $30.9 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.9 years as of June 30, 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        The total intrinsic value of all stock-based compensation that was exercised during fiscal years 2009, 2008 and 2007 was $1.9, $7.3 and $17.7 million, respectively.

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2009, 2008 and 2007 were as follows:

	2009	2008	2007
Stock options	$8.60	$8.60	$12.38
SARs	7.07	8.60	12.37
Restricted stock awards	19.14	28.57	39.01
Restricted stock units	—	—	40.70

        The expense associated with the RSA and RSU grants is based on the market price of the Company's stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each stock option and SAR grant issued during the fiscal years 2009, 2008 and 2007 is presented below:

	2009	2008	2007
Risk-free interest rate	2.45 - 3.29%	3.29%	4.55%
Expected term (in years)	5.50	5.50	5.50
Expected volatility	28.00 - 40.00%	28.00%	27.00%
Expected dividend yield	0.56 - 0.84%	0.56%	0.41%

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

        Compensation expense included in income before income taxes related to stock-based compensation was $7.5, $6.8 and $4.9 million for the three years ended June 30, 2009, 2008, and 2007, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDER'S EQUITY (Continued)

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

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2009, 2008, and 2007, a total accumulated 6.8, 6.8, and 5.1 million shares have been repurchased for $226.5, $226.5, and $176.5 million, respectively. As of June 30, 2009, $73.5 million remains to be spent on share repurchases under this program.

16. SEGMENT INFORMATION

        As of June 30, 2009, the Company owned, franchised or held ownership interests in over 12,900 worldwide locations. The Company's locations consisted of 9,582 North American salons (located in the United States, Canada and Puerto Rico), 444 international salons, 95 hair restoration centers, and 2,804 locations in which the Company maintains an ownership interest through its investments in affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

salon concepts are company-owned and are located in malls, leading department stores, and high-street locations. Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

        The Company's company-owned and franchise hair restoration centers are located in the United States and Canada. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants, and hair therapy, which are targeted at the mass market consumer. Hair restoration centers are located primarily in office and professional buildings within larger metropolitan areas.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

Summarized financial information concerning the Company's reportable operating segments is shown in the following table as of June 30, 2009, 2008, and 2007:

	For the Year Ended June 30, 2009(1)
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,646,239	$122,664	$65,055	$—	$1,833,958
Product	434,340	48,905	72,960	—	556,205
Royalties and fees	37,119	—	2,505	—	39,624

	2,117,698	171,569	140,520	—	2,429,787

Operating expenses:
Cost of service	944,782	64,326	35,611	—	1,044,719
Cost of product	235,520	25,855	21,663	—	283,038
Site operating expenses	173,457	11,762	5,237	—	190,456
General and administrative	117,673	15,720	33,924	124,344	291,661
Rent	292,253	44,492	8,887	2,160	347,792
Depreciation and amortization	73,395	12,492	11,327	18,441	115,655
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	4,990	742	—	—	5,732

Total operating expenses	1,842,070	217,050	116,649	144,945	2,320,714

Operating income (loss)	275,628	(45,481)	23,871	(144,945)	109,073
Other income (expense):
Interest expense	—	—	—	(39,768)	(39,768)
Interest income and other, net	—	—	—	9,461	9,461

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$275,628	$(45,481)	$23,871	$(175,252)	$78,766

Total assets	$966,596	$49,779	$293,017	$583,094	$1,892,486
Long-lived assets	281,504	20,314	18,234	71,486	391,538
Capital expenditures	49,355	3,081	9,858	11,280	73,574
Purchases of salon assets	39,215	22	889	—	40,126

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All comparable periods will reflect Trade Secret as discontinued operations. See further discussion at Note 2 to the Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2008(1)(2)
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,635,238	$165,379	$61,873	$—	$1,862,490
Product	414,909	67,078	69,299	—	551,286
Royalties and fees	39,599	23,606	4,410	—	67,615

	2,089,746	256,063	135,582	—	2,481,391

Operating expenses:
Cost of service	939,242	89,617	33,700	—	1,062,559
Cost of product	208,705	35,702	19,984	—	264,391
Site operating expenses	165,185	14,410	5,174	—	184,769
General and administrative	121,345	37,143	30,941	132,134	321,563
Rent	295,659	56,571	7,313	1,933	361,476
Depreciation and amortization	73,755	10,969	10,289	18,280	113,293

Total operating expenses	1,803,891	244,412	107,401	152,347	2,308,051

Operating income	285,855	11,651	28,181	(152,347)	173,340
Other income (expense):
Interest expense	—	—	—	(44,279)	(44,279)
Interest income and other, net	—	—	—	8,173	8,173

Income from continuing operations before income taxes and equity in income of affiliated companies	$285,855	$11,651	$28,181	$(188,453)	$137,234

Total assets	$1,249,827	$120,443	$284,898	$580,703	$2,235,871
Long-lived assets	355,287	35,902	11,616	79,046	481,851
Capital expenditures	51,057	10,624	4,191	19,927	85,799
Purchases of salon assets	119,822	6,719	19,036	—	145,577

(1)
On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the year ended June 30, 2008 the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Sassoon schools. Subsequent to August 1, 2007 results of operations for the Sassoon schools are included in their respective North American and international salon segments.

On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group. For the year ended June 30, 2008 the results of operations for the seven months ended January 31, 2008 are reported in the international salon segment.

(2)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All comparable periods will reflect Trade Secret as discontinued operations. See further discussion at Note 2 to the Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2007(1)
	Salons
			Beauty Schools	Hair Restoration Centers	Unallocated Corporate
	North America	International				Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,482,965	$151,057	$76,556	$53,902	$—	$1,764,480
Product	391,009	65,675	9,071	63,157	—	528,912
Royalties and fees	38,206	36,698	—	5,042	—	79,946

	1,912,180	253,430	85,627	122,101	—	2,373,338

Operating expenses:
Cost of service	846,978	80,256	32,583	29,129	—	988,946
Cost of product	194,985	38,957	5,462	18,859	—	258,263
Site operating expenses	157,246	11,989	16,366	5,013	—	190,614
General and administrative	108,283	45,179	9,848	27,191	127,222	317,723
Rent	273,720	50,410	9,272	6,535	1,885	341,822
Depreciation and amortization	71,577	9,091	3,355	9,813	17,628	111,464
Goodwill impairment	—	—	23,000	—	—	23,000

Total operating expenses	1,652,789	235,882	99,886	96,540	146,735	2,231,832

Operating income (loss)	259,391	17,548	(14,259)	25,561	(146,735)	141,506
Other income (expense):
Interest	—	—	—	—	(41,647)	(41,647)
Other, net	—	—	—	—	5,053	5,053

Income (loss) from continuing operations before income taxes	$259,391	$17,548	$(14,259)	$25,561	$(183,329)	$104,912

Total assets	$1,058,643	$210,629	$163,818	$262,295	$436,729	$2,132,114
Long-lived assets	334,568	34,569	16,664	9,461	98,823	494,085
Capital expenditures	49,294	8,057	2,493	4,590	25,645	90,079
Purchases of salon assets	64,614	2,895	(73)	1,869	—	69,305

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All comparable periods will reflect Trade Secret as discontinued operations. See further discussion at Note 2 to the Condensed Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30, 2009
	2009		2008		2007
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	$2,121,531	$355,330	$2,080,178	$425,131	$2,005,939	$439,650
Other countries	308,256	36,208	401,213	56,720	367,399	54,435

Total	$2,429,787	$391,538	$2,481,391	$481,851	$2,373,338	$494,085

17. SUBSEQUENT EVENTS

        On July 14, 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement, all subject to the completion of the issuances of the convertible senior notes and common stock discussed below. The amendments included increasing the Company's minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company's Restricted Payments (as defined in the agreement) to $20 million if the Company's Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million and the amendments to the Restated Private Shelf Agreement included the addition of one year after the amendment effective date, a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent.

        On July 8, 2009, the Company entered into an agreement to sell to underwriters $150 million aggregate principal amount of 5.0 percent convertible senior notes due 2014, and 11,500,000 shares of its common stock at $12.37 per share, which was the closing price per share on July 8, 2009. The Company completed that agreement on July 14, 2009. In addition, under the July 8, 2009 agreement, the Company granted the underwriters an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes, and up to an additional 1,725,000 shares of common stock, on the same terms and conditions. The underwriters exercised such options in their entirety and, on July 21, 2009, the Company completed the issuance of the additional shares and notes for the exercise by the underwriters of the over-allotment option of $22.5 million aggregate principal amount of notes and an additional 1,725,000 shares of common stock.

        The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually at a rate of 5.0 percent per year. The notes will mature on July 15, 2014. The notes will be convertible subject to certain conditions at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock), subject to adjustment in certain circumstances.

        The net proceeds to the Company were approximately $323.8 million after deducting underwriting discounts and before estimated offering expenses. The Company utilized the proceeds to repay $267 million of private placement senior term notes of varying maturities. The remaining proceeds will be used for general corporate purposes including the repayment of bank debt.

 QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2009
Revenues	$613,529	$587,426	$604,086	$624,746	$2,429,787
Gross margin, excluding depreciation	270,522	255,936	260,788	275,160	1,062,406
Operating income (loss)(a)(b)(c)	34,037	(6,649)	37,072	44,613	109,073
Income (loss) from continuing operations(a)(b)(c)(d)	16,086	(25,786)	21,025	(4,355)	6,970
Loss from discontinued operations(e)	(1,600)	(117,466)	(12,171)	(199)	(131,436)
Net income (loss)(a)(b)(c)(d)(e)	14,486	(143,252)	8,854	(4,554)	(124,646)
Income (loss) from continuing operations per share, basic	0.38	(0.60)	0.49	(0.10)	0.16
Loss from discontinued operations per share, basic(e)	(0.04)	(2.74)	(0.28)	(0.00)	(3.06)
Net income (loss) per basic share(f)	0.34	(3.34)	0.21	(0.11)	(2.90)
Income (loss) from continuing operations per share, diluted	0.37	(0.60)	0.49	(0.10)	0.16
Loss from discontinued operations per share, diluted(e)	(0.04)	(2.74)	(0.28)	(0.00)	(3.05)
Net income (loss) per diluted share(f)	0.34	(3.34)	0.21	(0.11)	(2.89)
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2009 revenues, operating and net income.

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2008
Revenues	$607,330	$614,666	$618,857	$640,538	$2,481,391
Gross margin, excluding depreciation	266,158	264,669	271,047	284,952	1,086,826
Operating income(a)(c)	38,946	41,644	43,141	49,609	173,340
Income from continuing operations	19,448	20,725	19,146	24,582	83,901
Income (loss) from discontinued operations(a)(b)(c)	1,151	1,831	(178)	(1,501)	1,303
Net income(a)(c)	20,599	22,556	18,968	23,081	85,204
Income from continuing operations per share, basic(f)	0.44	0.48	0.45	0.58	1.94
Income (loss) from discontinued operations per share, basic(f)	0.03	0.04	(0.01)	(0.04)	0.03
Net income per basic share	0.47	0.52	0.44	0.54	1.97

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
Income from continuing operations per share, diluted	0.44	0.47	0.44	0.57	1.92
Income (loss) from discontinued operations per share, diluted(f)	0.03	0.04	(0.00)	(0.03)	0.03
Net income per diluted share(f)	0.46	0.51	0.44	0.54	1.95
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2008 revenues, operating and net income.

(a)
Operating income and net income increase as a result of $3.2 million ($2.1 million net of tax), $6.7 million ($4.1 million net of tax), $3.2 million ($2.0 million of tax), and $3.7 million ($2.3 million net of tax) was recorded in the fourth quarter ended June 30, 2009, second quarter ended December 31, 2008, fourth quarter ended June 30, 2008, and second quarter ended December 31, 2007, respectively, related to a change in estimate in the Company's self-insurance accruals, primarily, prior years' workers' compensation claims reserves, due to our safety and return-to-work programs over the recent years, as well as changes in state laws.

(b)
Expense of $41.7 million ($40.3 million net of tax) was recorded in the second quarter ended December 31, 2008 related to our United Kingdom salon business goodwill impairment as a result of the recent performance challenges of the International salon operations.

(c)
Expenses of $10.2 ($6.8 million net of tax) and $10.5 million ($6.4 million net of tax) was recorded in the fourth quarters ended June, 30, 2009 and 2008 related to the impairment of property and equipment at underperforming locations.

(d)
Expense of $7.8 million ($4.8 million net of tax) and $25.7 million ($25.7 million net of tax) was recorded in the second quarter ended December 31, 2008 and fourth quarter ended June 30, 2009, respectively, related to the impairment of the Company's equity method investments in Intelligent Nutrients, LLC. and Provalliance, respectively, as a result of the Company determining that the losses in value were "other-than-temporary."

(e)
During the second quarter ended December 31, 2008, the Company determined Trade Secret to be held for sale and accounted for it as a discontinued operation. As a result, the Company recorded expense of $171.8 million ($115.8 million net of tax) as a result of the write-off of the net assets associated with the sale of Trade Secret. Expenses of $11.3 million net of tax and $0.2 million net of tax were recorded in the third quarter ended March 31, 2009 and fourth quarter ended June 30, 2009, respectively for the incremental write-off of primarily inventories and property and equipment.

(f)
Total is a recalculation; line items calculated individually may not sum to total.

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

        With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2009. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 62 and 63 herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2009 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2009 Proxy Statement, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2009 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" of the Company's 2009 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2009 Proxy Statement, and is incorporated herein by reference. Information regarding director independence is included in the section titled "Corporate Governance—Director Independence" of the Company's 2009 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2009 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1). All financial statements:

  Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

  The audited financial statements of Provalliance, an equity method investee, will be filed as an amendment to this Form 10-K as soon as they become available.

(b)
Exhibits:

        The exhibits listed in the accompanying index are filed as part of this report. Except where otherwise indicated below, the SEC file number for each report and registration statement from which the exhibits are incorporated by reference is 1-12725.

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
2(c)
Stock Purchase Agreement dated as of January 26, 2009 between Regis Corporation, Trade Secret, Inc. and Premier Salons Beauty Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 10-Q filed on January 27, 2009.)
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
4(c)
Amendment No. 1, dated as of October 29, 2008, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on October 29, 2008.)
4(d)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)
10(a)(*)
Survivor Benefit Agreement, dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K filed on September 28, 1994, for the year ended June 30, 1994.)
10(b)
Series G Senior Note, dated July 10, 1998, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K filed on September 17, 1998, for the year ended June 30, 1998.)
10(c)
Amended and Restated Private Shelf Agreement, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)
10(d)
Senior Series I Note, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)
10(e)
Note Purchase Agreement, dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)
10(f)
Form of Series A Senior Note. (Attached as Exhibit 1(a) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)
10(g)
Form of Series B Senior Note. (Attached as Exhibit 1(b) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)
10(h)
Series J Senior Notes, dated June 9, 2003, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)
10(i)
Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)
10(j)	Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10(k)	Third Amended and Restated Credit Agreement, dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, Other Financial Institutions Party thereto, and Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed April 12, 2005.)
10(l)
Master Note Purchase Agreement, dated March 15, 2005, between the Company and the purchasers listed in Schedule A attached Thereto. (Incorporated by reference to Exhibit 99.2 of the Company's Report on Form 8-K filed April 12, 2005.)
10(m)
First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed April 12, 2005.)
10(n)(*)
Short Term Incentive Compensation Plan, effective July 1, 2004. (Incorporated by reference to Exhibit 10(ll) of the Company's Report on Form 10-K filed on September 9, 2005, for the year ended June 30, 2005.)
10(o)	Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)
10(p)(*)
Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 5, 2007.)
10(q)
Master Agreement, dated October 11, 2007, between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, the Company and Artal Group S.A. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 7, 2008, for the quarter ended December 31, 2007.)
10(r)
Stock Purchase Agreement, dated January 17, 2008, between the Company, Cameron Capital Investments, Inc., Stephen Powell and Mackenzie Limited Partnership. (Incorporated by reference to Exhibit 10(z) to the Company's Report on Form 10-K filed on August 29, 2008, for the year ended June 30, 2008.)
10(s)
Fourth Amended and Restated Credit Agreement, dated July 12, 2007, among the Company, J.P. Morgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender and Issuer, Bank of America, N.A., as Syndication Agent, LaSalle Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Brach, and Wachovia Bank, National Association, as Documentation Agents, arranged by J.P. Morgan Securities Inc., and Bank of America Securities LLC, Joint Lead Arrangers and Joint Bookrunners. (Incorporated by reference to Exhibit 10(aa) to the Company's Report on Form 10-K filed on August 29, 2008, for the year ended June 30, 2008.)
10(t)(*)
Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(u)(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(v)(*)
Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(w)(*)
Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(x)(*)
Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(e) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(y)(*)
Amendment to Amend and Restated CompensationAgreement, dated December 23, 2008, between the Company, and Myron Kunin (Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-Q filed February 9, 2009.).
10(z)(*)	2004 Long Term Incentive Plan as Amended and Restated, effective December 31, 2008, (Incorporated by reference to Exhibit 10(g) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(aa)(*)	Separation Agreement and Release between Kris Bergly and the Company dated May 13, 2009.
21	List of Subsidiaries of Regis Corporation.
23	Consent of PricewaterhouseCoopers LLP.
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (To be filed by amendment.)
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (To be filed by amendment.)

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
DATE: August 28, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN Paul D. Finkelstein, Chairman of the Board of Directors	Date: August 28, 2009
/s/ DAVID B. KUNIN David B. Kunin, Director	Date: August 28, 2009
/s/ ROLF BJELLAND Rolf Bjelland, Director	Date: August 28, 2009
/s/ VAN ZANDT HAWN Van Zandt Hawn, Director	Date: August 28, 2009
/s/ SUSAN S. HOYT Susan S. Hoyt, Director	Date: August 28, 2009
/s/ THOMAS L. GREGORY Thomas L. Gregory, Director	Date: August 28, 2009
/s/ STEPHEN E. WATSON Stephen E. Watson, Director	Date: August 28, 2009