Form 10-Q
period 2009-09-30
REGIS CORP
filed 2009-11-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to be submit and post such files).  Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 3, 2009:

Common Stock, $.05 par value	57,105,604
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of September 30, 2009 and June 30, 2009

(In thousands, except share data)

	September 30, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$100,629	$42,538
Receivables, net	30,107	44,935
Inventories	163,146	158,570
Deferred income taxes	24,888	22,086
Income tax receivable	38,427	47,164
Other current assets	36,106	37,693
Total current assets	393,303	352,986

Property and equipment, net	382,664	391,538
Goodwill	768,511	764,422
Other intangibles, net	125,250	126,961
Investment in and loans to affiliates	202,868	211,400
Other assets	82,877	45,179

Total assets	$1,955,473	$1,892,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$50,017	$55,454
Accounts payable	79,808	62,394
Accrued expenses	154,116	156,638
Total current liabilities	283,941	274,486

Long-term debt and capital lease obligations	428,694	578,853
Other noncurrent liabilities	245,695	236,287
Total liabilities	958,330	1,089,626
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,105,604 and 43,881,364 common shares at September 30, 2009 and June 30, 2009, respectively	2,855	2,194
Additional paid-in capital	324,146	151,394
Accumulated other comprehensive income	67,242	51,855
Retained earnings	602,900	597,417

Total shareholders’ equity	997,143	802,860

Total liabilities and shareholders’ equity	$1,955,473	$1,892,486

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended September 30, 2009 and 2008
(In thousands, except per share data)

	2009		2008
Revenues:
Service	$449,278		$469,035
Product	146,153		134,183
Royalties and fees	10,119		10,311
	605,550		613,529

Operating expenses:
Cost of service	255,969		267,077
Cost of product	79,495		65,619
Site operating expenses	52,676		48,402
General and administrative	72,560		77,764
Rent	85,825		92,211
Depreciation and amortization	27,191		27,268
Lease termination costs	3,577		1,151
Total operating expenses	577,293		579,492

Operating income	28,257		34,037

Other income (expense):
Interest expense	(27,316)		(10,220)
Interest income and other, net	2,232		1,735

Income from continuing operations before income taxes and equity in income of affiliated companies	3,173		25,552

Income taxes	(1,619)		(9,958)
Equity in income of affiliated companies, net of income taxes	3,057		492

Income from continuing operations	4,611		16,086

Income (loss) from discontinued operations, net of taxes	3,161		(1,600)

Net income	$7,772		$14,486

Net income per share:
Basic:
Income from continuing operations	0.09		0.38
Income (loss) from discontinued operations	0.06		(0.04)
Net income per share, basic	$0.14	(1)	$0.34

Diluted:
Income from continuing operations	0.09		0.37
Income (loss) from discontinued operations	0.06		(0.04)
Net income per share, diluted	$0.14	(1)	$0.34 (1)

Weighted average common and common equivalent shares outstanding:
Basic	54,143		42,787
Diluted	54,184		43,107

Cash dividends declared per common share	$0.04		$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

(1)    Total is a recalculation; line items calculated individually will not sum to total due to rounding.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the three months ended September 30, 2009 and 2008
(In thousands)

	2009	2008
Cash flows from operating activities:
Net income	$7,772	$14,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,697	28,428
Amortization	2,494	2,532
Equity in income of affiliated companies, net of dividends received	(2,880)	(492)
Deferred income taxes	(3,018)	586
Impairment related to discontinued operations	(154)	—
Excess tax benefits from stock-based compensation plans	—	(280)
Stock-based compensation	2,308	2,004
Amortization of debt discount and financing costs	1,948	—
Other noncash items affecting earnings	(1,030)	(529)
Changes in operating assets and liabilities:
Receivables	14,931	(677)
Inventories	(4,152)	(29,319)
Income tax receivable	8,737	3,323
Other current assets	2,747	(2,299)
Other assets	(32,065)	(126)
Accounts payable	17,144	24,096
Accrued expenses	(2,404)	(14,388)
Other noncurrent liabilities	1,449	458
Net cash provided by operating activities	38,524	27,803

Cash flows from investing activities:
Capital expenditures	(12,646)	(23,975)
Proceeds from sale of assets	19	10
Asset acquisitions, net of cash acquired and certain obligations assumed	(543)	(30,987)
Proceeds from loans and investments	15,177	—
Disbursements for loans and investments	—	(5,971)
Net cash provided by (used in) investing activities	2,007	(60,923)

Cash flows from financing activities:
Borrowings on revolving credit facilities	337,000	2,295,300
Payments on revolving credit facilities	(342,000)	(2,248,200)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	167,325	—
Repayments of long-term debt and capital lease obligations	(301,004)	(9,367)
Excess tax benefits from stock-based compensation plans	—	280
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	156,436	2,291
Dividends paid	(2,284)	(1,725)
Other	(2,880)	(3,507)
Net cash provided by financing activities	12,593	35,072

Effect of exchange rate changes on cash and cash equivalents	4,967	(4,313)

Increase (decrease) in cash and cash equivalents	58,091	(2,361)

Cash and cash equivalents:
Beginning of period	42,538	127,627
End of period	$100,629	$125,266

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                      BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2009 and for the three months ended September 30, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2009 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2009 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2009 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2009 and for the three month periods ended September 30, 2009 and 2008 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 9, 2009 appearing herein, states that they did not audit and they do not express an opinion on the unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Subsequent Events:

The Company evaluated events occurring between the end of our most recent fiscal quarter ending September 30, 2009 and as of November 9, 2009 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be recognized in the Consolidated Financial Statements as of and for the three months ended September 30, 2009.

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

Total compensation cost for stock-based payment arrangements totaled $2.3 and $2.0 million for the three months ended September 30, 2009 and 2008, respectively.

Stock options outstanding and weighted average exercise prices as of September 30, 2009 were as follows:

Options	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at June 30, 2009	1,385	$25.55
Granted	—	—
Exercised	—	—
Forfeited or expired	(70)	20.91
Outstanding at September 30, 2009	1,315	$25.80
Exercisable at September 30, 2009	1,086	$24.20

Outstanding options of 1,315,081 at September 30, 2009 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of $0.1 million and a weighted average remaining contractual term of 3.6 years.  Exercisable options of 1,085,781 at September 30, 2009 had an intrinsic value of $0.1 million and a weighted average remaining contractual term of 2.7 years.  Of the outstanding options, 218,943 are expected to vest with a $33.42 per share weighted average grant price, a weighted average remaining contractual life of 7.7 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2009	1,032	$26.33	1,114	$26.30
Granted	—	—	—	—
Vested/Exercised	—	—	—	—
Forfeited or expired	—	—	(6)	38.63
Balance, September 30, 2009	1,032	$26.34	1,108	$26.24

Outstanding and unvested RSAs of 816,834 at September 30, 2009 had an intrinsic value of $12.7 million and a weighted average remaining contractual term of 2.4 years.  Of the outstanding and unvested awards, 771,126 are expected to vest with a total intrinsic value of $12.0 million.

Outstanding and unvested RSUs of 215,000 at September 30, 2009 had an intrinsic value of $3.3 million and a weighted average remaining contractual term of 2.5 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,108,400 at September 30, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 8.4 years.  Exercisable SARs of 258,760 at September 30, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.1 years.  Of the outstanding rights, 811,260 are expected to vest with a $22.84 per share weighted average grant price, a weighted average remaining contractual life of 9.1 years and a total intrinsic value of zero.

During the three months ended September 30, 2009 and 2008 total cash received from the exercise of share-based instruments was zero and $2.3 million, respectively.

As of September 30, 2009, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $28.6 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.3 years as of September 30, 2009.

The total intrinsic value of all stock-based compensation that was exercised during the quarters ended September 30, 2009 and 2008 was zero and $1.6 million, respectively.

Goodwill:

Goodwill is tested for impairment annually or at the time of a triggering event. In evaluating whether goodwill is impaired, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company’s estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company’s estimated fair value calculations. The Company’s policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

In the situations where a reporting unit’s carrying value exceeds its fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

As part of the Company’s annual impairment testing as of March 31, 2009, the Company’s estimated fair value, as determined by the sum of our reporting unit’s fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2009.

During the three months ended September 30, 2009 and subsequent, the fair value of the Company’s stock continues to fluctuate and regularly trades below our book value per share. Adverse changes in expected operating results, an extended period of the Company’s stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in impairment of goodwill.

During the fiscal year 2009 annual goodwill impairment test, the estimated fair value of the Regis salon concept exceeded its carrying value by approximately 4.0 percent or $8.0 million and the estimated fair value of Hair Restoration Centers exceeded carrying value by approximately 12.0 percent or $30.0 million. The respective fair values of the Company’s remaining reporting units exceeded fair value by a much larger percentage. While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers’ goodwill.

A summary of the Company’s goodwill balance as of September 30, 2009 by reporting unit is as follows:

Reporting Unit	As of September 30, 2009
(Dollars in thousands)
Regis	$136,531
MasterCuts	4,652
SmartStyle	48,247
Supercuts	120,426
Promenade	309,290
Total North America Salons	619,146
Hair Restoration Centers	149,365
Total	$768,511

Recent Accounting Standards Adopted by the Company:

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The guidance establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards, but did not impact the Company’s results of operations, financial position or liquidity.

Fair Value Measurements

In February 2008, the FASB issued guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance permitted a one-year deferral of the application of fair value accounting for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).

The adoption of the new guidance on July 1, 2009, for non-financial assets and non-financial liabilities, did not have a material effect on the Company’s results of operations, financial position or liquidity.

Business Combinations

In December 2007, the FASB issued guidance for accounting for business combinations.  The guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interests in the acquiree and the goodwill acquired. Some of the key changes are the accounting treatment for certain specific acquisition related items including: (1) accounting for acquired in process research and development as an indefinite-lived intangible asset until approved or discontinued rather than as an immediate expense; (2) expensing acquisition costs rather than adding them to the cost of an acquisition;

(3) expensing restructuring costs in connection with an acquisition rather than adding them to the cost of an acquisition; (4) including the fair value of contingent consideration at the date of an acquisition in the cost of an acquisition; and (5) recording an asset or liability arising from a contingency at the date of an acquisition at fair value if fair value can be reasonably determined. If fair value can not be determined, the asset or liability would be recognized in accordance with accounting for contingencies guidance.

The adoption of the new guidance on July 1, 2009, for business combinations, did not have a material effect on the Company’s results of operations, financial position or liquidity for the three months ended September 30, 2009.  The guidance may have a material impact on future fiscal periods when the Company acquisition activity increases.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on disclosures about fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements.

The Company adopted the new disclosure guidance about fair value of financial instruments in the current quarter.

Participating Securities Granted in Share-Based Payment Transactions

In June 2008, the FASB issued guidance that clarified all share-based payment awards that contain rights to non-forfeitable dividends participate in undistributed earnings with common shareholders. Therefore, awards of this nature are considered participating securities and the two-class method of computing basic and diluted earnings per share must be applied rather than the treasury stock method. In addition, once effective, all prior period earnings per share data presented must be adjusted retrospectively to conform to the provisions of the guidance.

The Company’s outstanding unvested restricted stock awards do not contain rights to non-forfeitable dividends and as a result, the adoption of the new guidance on July 1, 2009, had no impact on the Company’s diluted earnings per share.

Equity Method Investment Accounting Considerations

In November 2008, the FASB issued guidance that indicates, among other things, that transaction costs for an investment should be included in the cost of the equity-method investment (and not expensed) and shares subsequently issued by the equity-method investee that reduce the investor’s ownership percentage should be accounted for as if the investor had sold a proportionate share of its investment, with gains or losses recorded through earnings.

The adoption of the new guidance on July 1, 2009, for equity method investment accounting considerations did not have a material effect on the Company’s results of operations, financial position or liquidity.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued guidance on the accounting for variable interest entities. The guidance amends previous variable interest entity guidance to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. It would also require ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the Company’s fiscal year 2011. The Company is evaluating the impact the guidance will have on the Company’s Consolidated Financial Statements.

2.                                      DISCONTINUED OPERATIONS

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company’s North America reportable segment. The sale of Trade Secret included CCI. CCI owned and operated PureBeauty and BeautyFirst salons which were acquired by the Company on February 20, 2008.

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period of six months following the date of sale with possible extension to not more than eleven months. Under this agreement, the Company recognized $20.0 million of product revenues on the supply of product sold to the purchaser of Trade Secret and $1.9 million of other income related to the administrative services during the three months ended September 30, 2009. The agreement was substantially completed as of September 30, 2009. As of September 30, 2009, $36.5 million was due to the Company from the purchaser of Trade Secret, $6.5 million was classified as a receivable and $30.0 million was classified within other assets.

The income (loss) from discontinued operations are summarized below:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Revenues	$—	$66,740

Income (loss) from discontinued operations, before income taxes	$154	$(2,775)
Income tax benefit on discontinued operations	3,007	1,175
Income (loss) from discontinued operations, net of income taxes	$3,161	$(1,600)

During the first quarter of fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept.  The Company does not believe the adjustment is material to its first quarter of fiscal year 2010 results of operations or its financial position or results of operations of any prior periods.

3.                                      SHAREHOLDERS’ EQUITY:

Net Income Per Share:

The Company’s basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company’s dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share.  The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive.  The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2009	2008
	(Shares in thousands)
Weighted average shares for basic earnings per share	54,143	42,787
Effect of dilutive securities:
Dilutive effect of stock-based compensation	41	320
Weighted average shares for diluted earnings per share	54,184	43,107

The following table sets forth the securities which are excluded from the various earnings per share calculations:

	For the Three Months Ended September 30,
	2009	2008
	(Shares in thousands)
Basic earnings per share:
RSAs (1)	817	300
RSUs (1)	215	215
	1,032	515

Diluted earnings per share:
Stock options (2)	1,324	798
SARs (2)	1,109	518
RSAs (2)	817	148
RSUs (2)	—	—
Shares issuable upon conversion of debt (2)	9,460	—
	12,710	1,464

(1)            Awards were not vested

(2)            Securities were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2009 was due to the following:

(Dollars in thousands)
Balance, June 30, 2009	$151,394
Shares issued through equity offering	162,932
Equity component of convertible debt, net of taxes	15,386
Equity offering costs	(8,154)
Stock-based compensation	2,308
Adjustment to stock option tax benefit	262
Franchise stock incentive plan	33
Taxes related to restricted stock	(15)
Balance, September 30, 2009	$324,146

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three months ended September 30, 2009 and 2008 was as follows:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Net income	$7,772	$14,486
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	2,120	52
Change in cumulative foreign currency translation	13,267	(20,015)

Total comprehensive income (loss)	$23,159	$(5,477)

4.                                      FAIR VALUE MEASUREMENTS:

On July 1, 2008, the Company adopted fair value measurement guidance for financial assets and liabilities. On July 1, 2009, the Company adopted fair value measurement guidance for nonfinancial assets and liabilities. This guidance defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this guidance contains three levels as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, our financial and non-financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at September 30,	Fair Value Measurements Using Inputs Considered as
	2009	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Noncurrent assets
Derivative instruments	$682	$—	$682	$—
LIABILITIES
Long-term liabilities
Derivative instruments	$1,505	$—	$1,505	$—
Equity put option	25,190	—	—	25,190

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

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.  The equity put is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date, and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.  At June 30, 2009 the fair value of the Equity Put was $24.2 million compared to $25.2 million at September 30, 2009. The $1.0 million increase in the fair value of the equity put option since June 30, 2009 relates to foreign currency translation and has been recorded in accumulated other comprehensive income in the September 30, 2009 balance sheet. The Company determined the equity call option to have no value at September 30, 2009 and June 30, 2009.

Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of September 30, 2009.  At September 30, 2009, the estimated fair values and carrying amounts of debt were $495.6 and $478.7 million, respectively.  The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

5.                                      GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of September 30, 2009 and June 30, 2009:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Balance at June 30, 2009	$615,055	$—	$149,367	$764,422
Goodwill acquired (1)	123	—	—	123
Translation rate adjustments	3,968	—	(2)	3,966
Balance at September 30, 2009	$619,146	$—	$149,365	$768,511

(1)          Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations.

The table below presents other intangible assets as of September 30, 2009 and June 30, 2009:

	September 30, 2009			June 30, 2009
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,565	$(10,577)	$68,988	$79,064	$(9,964)	$69,100
Customer lists	52,045	(24,607)	27,438	52,045	(23,252)	28,793
Franchise agreements	21,208	(6,739)	14,469	20,691	(6,299)	14,392
Lease intangibles	14,691	(3,848)	10,843	14,615	(3,737)	10,878
Non-compete agreements	131	(74)	57	121	(60)	61
Other	6,884	(3,429)	3,455	6,887	(3,150)	3,737
	$174,524	$(49,274)	$125,250	$173,423	$(46,462)	$126,961

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

	Weighted Average
	Amortization Period
	(In years)
	September 30, 2009	June 30, 2009
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	4	4
Other	18	18
Total	26	26

Total amortization expense related to amortizable intangible assets was approximately $2.5 and $2.5 million during the three months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2010 (Remainder: nine-month period)	$7,162
2011	9,542
2012	9,328
2013	9,050
2014	8,869

6.                                      ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the three months ended September 30, 2009 and 2008, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2009 and 2008 and the allocation of the purchase prices were as follows:

	For the Three Months Ended September 30,
Allocation of Purchase Prices	2009	2008
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$543	$30,987
Deferred purchase price	—	75
	$543	$31,062
Allocation of the purchase price:
Current assets	$63	$1,490
Property and equipment	322	3,890
Goodwill	123	25,320
Identifiable intangible assets	81	770
Accounts payable and accrued expenses	(46)	(288)
Other noncurrent liabilities	—	(120)
	$543	$31,062

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

During the three months ended September 30, 2009 and 2008, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of September 30, 2009 and June 30, 2009:

	September 30, 2009	June 30, 2009
	(Dollars in thousands)
Empire Education Group, Inc.	$98,075	$111,451
Provalliance	86,883	82,135
MY Style	12,604	12,718
Hair Club for Men, Ltd.	5,306	5,096
	$202,868	$211,400

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG operates 94 accredited cosmetology schools.

The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in EEG, resulting in no gain or loss on the date of contribution. The $40.5 million difference between the carrying amount and the Company’s underlying equity in net assets of EEG is related to the indefinite lived license and accreditation intangible assets and goodwill. The Company’s investment in EEG is accounted for under the equity method of accounting. At September 30, 2009, the Company had a

$21.4 million outstanding loan receivable from EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there was no outstanding borrowings as of September 30, 2009. During the three months ended September 30, 2009 and 2008, the Company recorded $0.2 and $0.4 million, respectively, of interest income related to the loan and revolving credit facility. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loan.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During three months ended September 30, 2009 and 2008, the Company recorded $1.6 and ($0.1) million of equity earnings/(loss) related to its investment in EEG.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of September 30, 2009.

As of September 30, 2009, the carrying amount of the investment exceeds the Company’s underlying equity in the net assets of Provalliance by $42.0 million and is related to brand assets, franchise agreements and goodwill.  The brand assets and franchise agreements have amortization periods of 40 and 15 years, respectively.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations and changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $1.0 million increase the Equity Put related to foreign currency translation during the three months ended September 30, 2009, see further discussion within Note 4 to the Condensed Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.  The Company determined the Equity Call to have no value at September 30, 2009.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not its investment in Provalliance was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that Provalliance is a VIE based on the fact that the holders of the equity investment at risk, as a group, lack the obligation to absorb the expected losses of the entity. The Equity Put is based on a formula that may or may not be at market when exercised, therefore, it could provide the Company with the characteristic of a controlling financial interest or could prevent the Franck Provost Salon Group from absorbing its share of expected losses by transferring such obligation to the Company. Under certain circumstances, including a decline in the fair value of Provalliance, the Equity Put could be exercised and the Franck Provost Group could be protected from absorbing the downside of the equity interest. As the Equity Put absorbs a large amount of variability this characteristic results in Provalliance being a VIE.

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

During three months ended September 30, 2009 and 2008, the Company recorded $1.2 and $1.0 million, respectively, of equity in income related to its investment in Provalliance. Primarily the result of the weakened economy across continental Europe, Provalliance had recorded income at levels much less than expected by Regis management during the Company’s fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance’s business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million “other-than-temporary” impairment charge in its fourth quarter ended June 30, 2009.  The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

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

Exchangeable Note.  In September 2008, the Company advanced an additional $3.0 million (300,000,000 Yen as of September 2008) to Yamano Holding Corporation and extended the maturity date of the existing Exchangeable Note to September 2011. In connection with the 300,000,000 Yen advance, the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the 800 outstanding shares of MY Style for 21,700,000 Yen. This exchange feature is akin to a deep-in-the-money option permitting the Company to purchase shares of common stock of MY Style. The option is embedded in the Exchangeable Note and does not meet the criteria for separate accounting under accounting for derivative instruments and hedging activities.

As of September 30, 2009, the amount outstanding under the Exchangeable Note is $8.0 million (711,131,284 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2013. and 211,131,284 Yen on September 30, 2014. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2014 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the three months ended September 30, 2009 and 2008.

MY Style Note.  As of September 30, 2009, the principal amount outstanding under the MY Style Note is $2.4 million (208,656,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the three months ended September 30, 2009 and 2008.

As of September 30, 2009, $2.9 and $12.6 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the investment and the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain recorded through other income was $0.2 and $0.3 million during the three months ended September 30, 2009 and 2008, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended September 30, 2009 and 2008 the Company recorded income of $0.2 and $0.3 million, respectively, and received dividends of $0.2 and $0.3 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

Intelligent Nutrients LLC

The Company holds a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s ownership percentage decreased from 50.0 percent to 49.0 percent during fiscal year 2008 due to the issuance of additional shares by Intelligent Nutrients, LLC to the other investor. The Company’s investment in Intelligent Nutrients, LLC is accounted for under the equity method of accounting. During fiscal year 2009, the Company determined that its investment in and loans to Intelligent Nutrients, LLC was impaired and the fair value was zero due to Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with a price point that would develop broad consumer appeal. The Company also determined that the loss in value was “other-than-temporary” and recognized a pretax, non-cash impairment charge of $7.8 million for the full carrying value of the investment and loans as of December 31, 2008. The Company has no further exposure to loss related to the Company’s involvement with Intelligent Nutrients, LLC.

7.             DERIVATIVE FINANCIAL INSTRUMENTS:

In January 2009, the Company adopted disclosures about derivative instruments and hedging activities guidance, to provide a reader of the financial statements an enhanced understanding of the Company’s use of derivative instruments, how the Company accounts for its derivative instruments and the instruments’ effects on financial position, financial performance and cash flows.

The Company’s primary market risk exposures in the normal course of business are changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of strategies, including the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation or trading. Hedging transactions are limited to an underlying exposure. The Company has established an interest rate management policy that manages the interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company’s variable rate debt typically represents 35 to 45 percent of the total debt portfolio. The Company’s foreign currency exchange rate risk management policy includes frequently monitoring market data and external factors that may influence exchange rate fluctuations in order to minimize fluctuation in earnings due to changes in exchange rates. The Company enters into arrangements with counterparties that the Company believes are creditworthy. Generally, derivative contract arrangements settle on a net basis. The Company assesses the effectiveness of its hedges on a quarterly basis.

The Company has primarily utilized derivatives which are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment. For cash flow hedges, changes in fair value are deferred in accumulated other comprehensive income (loss) within shareholders’ equity until the underlying hedged item is recognized in earnings. Any hedge ineffectiveness is recognized immediately in current earnings. To the extent the changes offset, the hedge is effective. Any hedge ineffectiveness the Company has historically experienced has not been material. By policy, the Company designs its derivative instruments to be effective as hedges and aims to minimize fluctuations in earnings due to market risk exposures. If a derivative instrument is terminated prior to its contract date, the Company continues to defer the related gain or loss and recognizes it in current earnings over the remaining life of the related hedged item.

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

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of September 30, 2009, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates between fiscal year 2011 and 2012.

The Company repaid variable and fixed rate debt during the three months ended September 30, 2009. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015.  The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments and were settled for an aggregate loss of $5.2 million during the three months ended September 30, 2009 recorded within interest expense in the Condensed Consolidated Statement of Operations.  The Company also had two outstanding treasury lock agreements with maturity dates between fiscal years 2013 and 2015. The treasury lock agreements were terminated prior to the maturity dates in conjunction with the repayments and were settled for a loss of less than $0.1 million during the three months ended September 30, 2009 and recorded within interest expense in the Condensed Consolidated Statement of Operations.

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions and international business travel. The Company’s primary forward foreign currency contracts hedge approximately 50.0 percent of payments in Canadian dollars for intercompany retail inventory transactions. The Company’s forward foreign currency contracts hedge transactions through fiscal year 2010.

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

Freestanding Derivative Forward Contracts

The Company uses freestanding derivative forward contracts to offset the Company’s exposure to the change in fair value of certain foreign currency denominated investments and intercompany assets and liabilities. These derivatives are not designated as hedges and therefore, changes in the fair value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of September 30, 2009 and June 30, 2009:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	September 30, 2009	June 30, 2009	Classification	September 30, 2009		June 30, 2009
		(In thousands)			(In thousands)
Designated as hedging instruments – Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities		$(1,480)	$(5,786)
Forward foreign currency contracts	Other current assets	$9	$380	Other current liabilities	$		$—

Freestanding derivative contracts – not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$673	$1,163	Other current liabilities		$(25)	$(16)
Total		$682	$1,543			$(1,505)	$(5,802)

The table below sets forth the tax-effected (gain) or loss on the Company’s derivative instruments as of September 30, 2009 and 2008 recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet. The table also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the three months ended September 30, 2009 and 2008 within the following line items in the Condensed Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss at September 30,		(Gain) / Loss Reclassified from Accumulated OCI into Income at September 30,
Type	2009	2008	Classification	2009	2008
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$922	$1,099	—	$—	$—
Forward foreign currency contracts	(53)	(17)	Cost of sales	(192)	(64)
Treasury lock contracts	—	(257)	Interest (income) expense	(388)	1
Total	$869	$825		$(580)	$(63)

Designated as hedging instruments — Fair Value Hedges:
Fair value swap	$7,932	$7,932	—	$—	$—
Total	$8,801	$8,757		$(580)	$(63)

The table below sets forth the (gain) on the Company’s derivative instruments for three months ended September 30, 2009 and 2008 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Deferred (Gain) Amortized to Income or Freestanding Derivative Impact in Income at September 30,
Type	Classification	2009	2008
		(In thousands)
Designated as hedging instruments — Fair Value Hedges:
Fair value swap	Interest (income) expense	$—	$(132)

Freestanding derivative contracts - not designated as hedging instruments:
Forward foreign currency contracts	Foreign exchange (gain) loss	$499	$—
		$499	$(132)

8.            LEASE TERMINATION COSTS:

In June 2009, the Company approved a plan to close up to 80 underperforming U.K. company-owned salons in fiscal year 2010.  The Company believes the closure of these salons will add to future profitability.

As of September 30, 2009, 18 stores under the June 2009 plan ceased using the rights to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to September 30, 2009. Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations.

In July 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009.  Approximately 100 locations are regional mall based concepts, another 40 locations are strip center concepts and 20 locations are in the United Kingdom.  The timing of the closures was dependent on successfully completing lease termination agreements and was therefore subject to change.  The Company offered employment to associates affected by such closings at nearby Regis-owned salons.  The decision was a result of a comprehensive evaluation of the Company’s salon portfolio, further continuing the Company’s initiatives to enhance profitability. As lease settlements were negotiated, the Company found that some lessors were willing to negotiate rent reductions which allowed the Company to keep operating certain stores. As a result, the number of stores to be closed is less than the 160 stores per the approved plan in July 2008.

As of September 30, 2009 and 2008, 73 and 21 stores, respectively, under the June 2008 plan ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to September 30, 2009 and 2008, respectively.  Of the 73 stores closed as of September 30, 2009, 67 were within the North America reportable segment, one store within the international segment, and five stores within discontinued operations. Of the 21 stores closed as of September 30, 2008, 20 were within the North America reportable segment, one store within discontinued operations and no stores within the International segment. Lease termination costs related to Trade Secret salon concept are reported within discontinued operations.

Lease termination costs represent either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The transactions reflected in the accrual for lease termination costs are as follows:

	For the Three Months Ended September 30,
Accrual for Lease Terminations	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$2,760	$—
Provision for lease termination costs:
Provisions associated with store closings	3,577	1,173
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(1,051)	(695)
Balance at end of period	$5,286	$478

During the three months ended September 30, 2008, the Company incurred $1.2 million of lease termination expense, of which less than $0.1 million relates to one salon within the Trade Secret concept and is accounted for within income (loss) from discontinued operations within the Condensed Consolidated Statement of Operations as of September 30, 2008.  Cash payments of less than $0.1 million were made related to the one salon within the Trade Secret concept.

9.             LITIGATION:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the Company’s counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

During the three months ended September 30, 2009, the Company settled two legal claims regarding certain customer and employee matters for an aggregate of $3.6 million plus a commitment to provide discount coupons.

10.          FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s recorded debt for the three months ending September 30, 2009:

Total Debt
Balance at June 30, 2009	$634,307
Net payments on revolving credit facilities	(5,000)
Issuance of convertible debt	172,500
Repayment of long-term debt and capital lease obligations	(301,004)
Unamortized debt discount	(23,828)
Debt associated with capital lease obligations	1,736
Balance at September 30, 2009	$478,711

In July 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement. The amendments included increasing the Company’s minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company’s Restricted Payments (as defined in the agreement) to $20 million if the Company’s Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million and the amendments to the Restated Private Shelf Agreement included the addition of one year after the amendment effective date, a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent.

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014.  The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year.  The notes will be convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock).

Holders may convert their notes at their option prior to April 15, 2014 if the Company’s stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date for the notes.

The Company has the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option is indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount.  The allocation was based on measuring the fair value of the convertible senior notes using a discounted cash flow analysis. The discount rate was based on an estimated credit rating for the Company.  The estimated fair value of the convertible senior notes was $147.8 million, the resulting $24.7 million debt discount will be amortized over the period the convertible senior notes are expected to be outstanding, which is five years, as additional non-cash interest expense.  The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9 percent.

The following table provides equity and debt information for the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	September 30, 2009
Principal amount on the convertible senior notes	$172,500
Unamortized debt discount	(23,828)
Net carrying amount of convertible debt	$148,672

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	Three Months Ended September 30, 2009
Interest cost related to contractual interest coupon — 5.00%	$1,797
Interest cost related to amortization of the discount	868
Total interest cost	$2,665

In connection with the convertible senior note offering, the Company issued 13,225,000 shares of common stock resulting in net proceeds of $163.5 million.  The proceeds from the convertible senior notes and the common stock issuance were utilized to repay $267 million of private placement senior term notes of varying maturities and $30 million of additional senior term notes under a Private Shelf Agreement.  As a result of the repayment of debt during the three months ended September 30, 2009, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 7 of the Condensed Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Condensed Consolidated Statement of Operations.

11.          INCOME TAXES:

Income taxes have been allocated to continuing and discontinued operations based on the guidance for accounting for income taxes in interim periods. Discontinued operations are excluded in determining the estimated effective income tax rate from continuing operations and the corresponding income tax expense (benefit).  The determination of the annual effective income tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year.  In addition, as a global enterprise, the Company’s interim tax expense (benefit) can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, as well as other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions. During the three months ended September 30, 2009 and 2008, the Company’s continuing operations recognized tax expense of $1.6 million and $10.0 million, respectively, with corresponding effective tax rates of 51.0 and 39.0 percent. The effective income tax rate for the three months ended September 30, 2009 was negatively impacted by an adjustment to correct its prior year deferred income tax balances.  The adjustment increased the Company’s first quarter fiscal year 2010 income tax provision by $0.4 million and increased its effective income tax rate by 11.3 percent.  The Company does not believe the adjustment is material to its first quarter of fiscal year 2010 results of operations or its financial position or results of operations of any prior periods.  The effective income tax rate for the three months ended September 30, 2008 was negatively impacted by the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group in January 2008. In addition, new state taxes in Texas, Michigan, and other states have increased the effective tax rate for the three months ended September 30, 2008.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for uncertain tax positions during the three months ended September 30, 2009.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

12.          SEGMENT INFORMATION:

As of September 30, 2009, the Company owned, franchised, or held ownership interests in approximately 12,900 worldwide locations. The Company’s locations consisted of 9,601 North American salons (located in the United States, Canada and Puerto Rico), 431 international salons, 95 hair restoration centers and approximately 2,700 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	September 30, 2009	June 30, 2009
	(Dollars in thousands)
North American salons	$966,144	$966,596
International salons	57,334	49,779
Hair restoration centers	290,933	293,017
Unallocated corporate	641,062	583,094
Consolidated	$1,955,473	$1,892,486

	For the Three Months Ended September 30, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$405,141	$28,193	$15,944	$—	$449,278
Product	117,150	10,606	18,397	—	146,153
Royalties and fees	9,487	—	632	—	10,119
	531,778	38,799	34,973	—	605,550
Operating expenses:
Cost of service	232,452	14,557	8,960	—	255,969
Cost of product	68,632	5,409	5,454	—	79,495
Site operating expenses	48,750	2,671	1,255	—	52,676
General and administrative	27,787	2,835	8,421	33,517	72,560
Rent	73,593	9,404	2,282	546	85,825
Depreciation and amortization	17,920	1,500	3,014	4,757	27,191
Lease termination costs	25	3,552	—	—	3,577
Total operating expenses	469,159	39,928	29,386	38,820	577,293

Operating income (loss)	62,619	(1,129)	5,587	(38,820)	28,257

Other income (expense):
Interest expense	—	—	—	(27,316)	(27,316)
Interest income and other, net	—	—	—	2,232	2,232
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$62,619	$(1,129)	$5,587	$(63,904)	$3,173

	For the Three Months Ended September 30, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$417,549	$35,399	$16,087	$—	$469,035
Product	102,713	13,049	18,421	—	134,183
Royalties and fees	9,672	—	639	—	10,311
	529,934	48,448	35,147	—	613,529
Operating expenses:
Cost of service	239,655	18,750	8,672	—	267,077
Cost of product	52,915	7,025	5,679	—	65,619
Site operating expenses	44,339	2,645	1,418	—	48,402
General and administrative	31,570	4,167	8,704	33,323	77,764
Rent	77,305	12,347	2,052	507	92,211
Depreciation and amortization	18,191	1,816	2,704	4,557	27,268
Lease termination costs	1,151	—	—	—	1,151
Total operating expenses	465,126	46,750	29,229	38,387	579,492

Operating income (loss)	64,808	1,698	5,918	(38,387)	34,037

Other income (expense):
Interest expense	—	—	—	(10,220)	(10,220)
Interest income and other, net	—	—	—	1,735	1,735
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$64,808	$1,698	$5,918	$(46,872)	$25,552

(1)      Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All comparable periods have reflected Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2009 and the related condensed consolidated statements of operations and of cash flows for each of the three month periods ended September 30, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2009, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 28, 2009, we expressed an unqualified opinions on those financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2009, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2009

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of September 30, 2009, we owned, franchised or held ownership interests in approximately 12,900 worldwide locations. Our locations consisted of 10,032 system wide North American and International salons, 95 hair restoration centers and approximately 2,700 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,601 salons, including 2,050 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our International salon operations include 431 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 95 North American locations, including 33 franchise locations. As of September 30, 2009, we had approximately 58,000 corporate employees worldwide.

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret).  The Company concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company’s North America reportable segment.  The sale of Trade Secret included sale of Cameron Capital I, Inc. (CCI). CCI owned and operated PureBeauty and BeautyFirst salons which were acquired by the Company on February 20, 2008.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of September 30, 2009.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of September 30, 2009, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 94 accredited cosmetology schools with annual revenues of approximately $130 million.

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

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2009.

Salon Business

The strength of our salon business is the fundamental similarity and broad appeal of our salon concepts that allow flexibility and multiple salon concept placements in shopping centers and neighborhoods. Each concept generally targets the middle market customer, however, each attracts a different demographic. We believe there are growth opportunities in all of our salon concepts. When commercial opportunities arise, we anticipate testing and developing new salon concepts to complement our existing concepts.

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2010, our outlook for constructed salons is between 125 and 175 units. Capital expenditures and acquisitions are expected to be approximately $90.0 to $100.0 million in fiscal year 2010, including maintenance capital expenditures of approximately $55.0 to $60.0 million.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Once the economy normalizes, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 50 to 100 salons in fiscal year 2010. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current economic cycles (i.e., lengthening of customer visitation patterns), we project our annual fiscal year 2010 consolidated same-store sales to be in the range of negative 3.0 to positive 1.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to September 30, 2009, we acquired 8,022 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2009 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2009 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2009.

Goodwill:

As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2009, we perform our impairment analysis of goodwill during the third quarter of each fiscal year.  Fair values are estimated based on our best estimate of the expected present value of future cash flows and compared with the corresponding carrying value of the reporting unit, including goodwill.  Where available and as appropriate comparative market multiples are used to corroborate the results of the present value method.  We consider our various concepts to be reporting units when we test for goodwill impairment because that is where we believe goodwill resides.

We have experienced a decline in same-store sales which has negatively impacted our operating results during the year ended June 30, 2009 and three months ended September 30, 2009. The most significant decline in our same-store sales was within our Regis concept.  In addition, subsequent to September 30, 2009, the fair value of our stock continued to trade below book value per share.  Adverse changes in expected operating results, continuation of our stock trading below book value per share, and unfavorable changes in other economic factors will require us to reassess goodwill impairment prior to the third quarter of the fiscal year.

As of September 30, 2009, we do not believe a triggering event requiring an assessment of goodwill impairment has occurred.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

•                  Revenues decreased 1.3 percent to $605.6 million and consolidated same-store sales decreased 4.5 percent. The Company continued to experience a decline in customer visitation as a result of the continued global economic decline, partially offset by an increase in average ticket price, resulting in a decrease in consolidated same-store sales of 4.5 percent. The revenue decrease was partially offset by $20.0 million of product sold to the purchaser of Trade Secret.

•                  We acquired six corporate locations, including four franchise location buybacks (none of which were hair restoration centers). We built 59 corporate locations and closed, converted or relocated 64 locations. Our franchisees constructed 25 locations and closed, sold back to us, converted or relocated 20 locations. As of September 30, 2009, we had 7,982 company-owned locations, 2,050 franchise locations and 95 hair restoration centers (62 company-owned and 33 franchise locations).

•                  Lease termination costs of $3.6 million were incurred as a result of 15 stores that ceased the right to use the leased property or negotiated a lease termination agreement in connection with the Company’s fiscal year 2009 planned closure of underperforming company-owned salons and fiscal year 2010 planned closure of underperforming U.K. company-owned salons.

•                  The Company settled two legal claims regarding certain customer and employee matters for an aggregate of $3.6 million.

•                  The Company incurred approximately $18.0 million of expenses associated with the prepayment of debt.

•                  The effective income tax rate for the three months ended September 30, 2009 of 51.0 percent was negatively impacted by a $0.4 million adjustment or 11.3 percent to correct its prior year deferred income tax balances.

•                  The Company recorded a $3.0 million income tax benefit in discontinued operations to correct its prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept.

RESULTS OF OPERATIONS

Beginning with the period ended December 31, 2008 the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation.  All periods presented will reflect Trade Secret as a discontinued operation.  The following discussions of results of operations will reflect results from continuing operations.  Discontinued operations will be discussed at the end of this section.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2009	2008
Service revenues	74.2%	76.4%
Product revenues	24.1	21.9
Royalties and fees	1.7	1.7

Operating expenses:
Cost of service (1)	57.0	56.9
Cost of product (2)	54.4	48.9
Site operating expenses	8.7	7.9
General and administrative	12.0	12.7
Rent	14.2	15.0
Depreciation and amortization	4.5	4.4
Lease termination costs	0.6	0.2

Operating income	4.7	5.5

Income from continuing operations before income taxes and equity in income of affiliated companies	0.5	4.2
Income from continuing operations	0.8	2.6
Income (loss) from discontinued operations	0.5	(0.3)
Net income (3)	1.3	2.4

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

(3)                                 Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 1.3 percent to $605.6 million during the three months ended September 30, 2009. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)
North American salons:
Regis	$110,601	$122,322
MasterCuts	41,092	43,431
SmartStyle	131,274	131,256
Supercuts (1)	79,070	78,271
Promenade (1)(4)	169,741	154,654
Total North American salons (3)	531,778	529,934
International salons (1)	38,799	48,448
Hair restoration centers (1)	34,973	35,147
Consolidated revenues	$605,550	$613,529
Percent change from prior year	(1.3)%	1.0%
Salon same-store sales decrease (2)	(4.5)%	(0.1)%

The percent changes in consolidated revenues during the three months ended September 30, 2009 and 2008, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2009	2008
Acquisitions (previous twelve months)	1.4%	4.5%
Organic	(0.5)	(0.6)
Foreign currency	(1.4)	(0.3)
Franchise revenues (3)	—	(1.7)
Closed salons (3)	(0.8)	(0.9)
	(1.3)%	1.0%

(1)          Includes aggregate franchise royalties and fees of $10.1 and $10.3 million for the three months ended September 30, 2009 and 2008, respectively. North American salon franchise royalties and fees represented 93.8 and 93.8 percent of total franchise revenues in the three months ended September 30, 2009 and 2008, respectively.

(2)          Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales are the sum of the same-store sales computed on a daily basis. Relocated salons are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in determining the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

(3)          Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation. Accordingly, Trade Secret revenues are excluded from this presentation.

(4)          Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that Regis Corporation would supply product to the purchaser of Trade Secret at cost for a transition period of approximately six months following the date of the sale, with possible extension to not more than eleven months. For the three months ended September 30, 2009, the Company generated revenue of $20.0 million in product revenues, which represented 3.3 percent of consolidated revenues. The agreement was substantially completed as of September 30, 2009.

We acquired 77 salons (including seven franchise salon buybacks) during the twelve months ended September 30, 2009. The organic decrease was primarily due to consolidated same-store sales decrease of 4.5 percent, partially offset by the construction of 183 company-owned salons during the twelve months ended September 30, 2009. We closed 305 salons (including 56 franchise salons) during the twelve months ended September 30, 2009.

During the three months ended September 30, 2009 the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British Pound, and Euro, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

We acquired 333 salons (including 170 franchise salon buybacks and seven hair restoration centers) during the twelve months ended September 30, 2008. The organic growth was due to the construction of 274 company-owned salons during the twelve months ended September 30, 2008. We closed 213 salons (including 92 franchise salons) during the twelve months ended September 30, 2008.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three months ended September 30, 2009 and 2008 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$449,278	$(19,757)	(4.2)%
2008	469,035	16,272	3.6

The decrease in service revenues during the three months ended September 30, 2009 was due to same-store service sales decreasing 4.2 percent as many consumers have lengthened their visitation pattern due to the economy. Service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro, and British Pound. Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and an increase in average ticket.

The growth in service revenues during the three months ended September 30, 2008 was driven primarily by acquisitions. Consolidated same-store service sales increased 0.5 percent during the three months ended September 30, 2008, as compared to an increase of 2.5 percent for the three months ended September 30, 2007. Growth was negatively impacted as a result of the deconsolidation of our 51 accredited cosmetology schools to Empire Education Group, Inc. on August 1, 2007. In addition, hurricanes Gustav and Ike that hit the United States during the three months ended September 30, 2008 negatively impacted 250 of the Company’s salons.

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three months ended September 30, 2009 and 2008 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$146,153	$11,970	8.9%
2008	134,183	523	0.4

The growth in product revenues during the three months ended September 30, 2009 was due to product sales of $20.0 million to the purchaser of Trade Secret, partially offset by same-store product sales decreases of 5.7 percent.

The growth in product revenues during the three months ended September 30, 2008 was primarily due to acquisitions, offset by same-store product sales decreases of 2.4 percent. This increase in negative same-store sales is due to the continued decline in the global economic condition and increased appeal of mass retail hair care lines by the consumer.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three months ended September 30, 2009 and 2008 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2009	$10,119	$(192)	(1.9)%
2008	10,311	(10,596)	(50.7)

Total franchise locations open at September 30, 2009 were 2,083, including 33 franchise hair restoration centers, as compared to 2,066, including 33 franchise hair restoration centers, at September 30, 2008. We purchased seven of our franchise salons and zero franchise hair restoration centers during the twelve months ended September 30, 2009.

Total franchise locations open at September 30, 2008 were 2,066, including 33 franchise hair restoration centers, as compared to 3,777, including 40 franchise hair restoration centers, at September 30, 2007. We purchased 170 of our franchise salons and seven franchise hair restoration centers during the twelve months ended September 30, 2008. The decrease in consolidated franchise revenues during the three month period ended September 30, 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three months ended September 30, 2009 and 2008 was as follows:

	Gross	Margin as % of Service and	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$259,967	43.7%	$(10,555)	(3.9)%	(110)
2008	270,522	44.8	4,364	1.6	(60)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three months ended September 30, 2009 and 2008 was as follows:

	Service	Margin as % of Service	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$193,309	43.0%	$(8,649)	(4.3)%	(10)
2008	201,958	43.1	5,848	3.0	(20)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2009 was primarily due to planned increases in salon health insurance costs, partially offset by operational payroll control.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2008 was primarily due to the absence of the beauty school segment service revenue from consolidated service revenues. Also contributing to the basis point decrease was negative payroll leverage due to hurricanes Gustav and Ike.

Product Margin (Excluding Depreciation).  Product margin for the three months ended September 30, 2009 and 2008 was as follows:

	Product	Margin as % of Product	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$66,658	45.6%	$(1,906)	(2.8)%	(550)
2008	68,564	51.1	(1,484)	(2.1)	(130)

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that Regis Corporation would supply product to the purchaser at cost for a transition period of six months following the date of the sale, with possible extension to not more than eleven months. The agreement was substantially completed as of September 30, 2009.

The following tables breakout product revenue, cost of product and product margin as a percent of product revenues between product and product sold to the purchaser of Trade Secret.

	For the Periods Ended September 30,
Breakout of Product Revenue	2009	2008
Product	$126,191	$134,183
Product sold to purchaser of Trade Secret	19,962	—
Total product revenues	$146,153	$134,183

	For the Periods Ended September 30,
Breakout of Cost of Product	2009	2008
Cost of product	$59,533	$65,619
Cost of product sold to purchaser of Trade Secret	19,962	—
Total cost of product	$79,495	$65,619

	For the Periods Ended September 30,
Product Margin as % of Product Revenues	2009	2008
Margin on product other than sold to purchaser of Trade Secret	52.8%	51.1%
Margin on product sold to purchaser of Trade Secret	—	—
Total product margin	45.6%	51.1%

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three months ended September 30, 2009 was due to several items, including higher gross margins on promotional items as well as a planned reduction in commissions paid to new employees on retail product sales.

The basis point decrease in product margin as a percent of product revenues during the three months ended September 30, 2008 was primarily due to negative payroll leverage primarily related to negative same-store retail sales of 2.4 percent and an increase in consumers’ preference to purchase promotional products.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2009 and 2008 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$52,676	8.7%	$4,274	8.8%	80
2008	48,402	7.9	(929)	(1.9)	(20)

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2009 was primarily due to the reclassification from rent for rubbish removal and utilities that we pay our landlords as part of our operating lease agreements. In addition, the Company settled two legal claims related to customer and employee matters totaling $3.6 million.  Partially offsetting the increase were advertising, freight and utility expense reductions.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to the result of cost savings initiatives we have implemented throughout the past year.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three months ended September 30, 2009 and 2008 were as follows:

		Expense as % of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$72,560	12.0%	$(5,204)	(6.7)%	(70)
2008	77,764	12.7	(5,492)	(6.6)	(100)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2009 was due to the continuation of cost savings initiatives implemented by the Company, primarily related to the prior year reduction of field supervisory staff and travel costs.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to deconsolidation of the European franchise salon operations.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2009 and 2008, was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$85,825	14.2%	$(6,386)	(6.9)%	(80)
2008	92,211	15.0	4,962	5.7	60

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in rent expense as a percent of consolidated revenues for the three months ended September 30, 2009 was primarily due to the reclassification to site operating expense for rubbish removal and utilities that we pay landlords as part of our operating lease agreements. Partially offsetting the basis point improvement was negative leverage in this fixed cost category due to negative same-store sales.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2008 was primarily due rent expense increasing at a faster rate than location same-store sales and the deconsolidation of the schools and European franchise salon operations.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2009 and 2008 was as follows:

		Expense as %
		of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$27,191	4.5%	$(77)	(0.3)%	10
2008	27,268	4.4	(1,015)	(3.6)	(30)

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three months ended September 30, 2009 was primarily due to negative leverage from the decrease in same-store sales.

The basis point improvement in D&A as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to the $4.5 million write off of fixed assets recorded in fiscal year 2008 related to the Company’s decision to close underperforming company-owned salons. The resulting rate improvement for the three months ended September 30, 2008 relates to no longer depreciating the assets that were subject to the fixed asset write off.

Lease Termination Costs

Lease termination costs for the three months ended September 30, 2009 and 2008 were as follows:

	Lease	Expense as %
	Termination	of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$3,577	0.6%	$2,426	210.8%	40
2008	1,151	0.2	1,151	100.0	20

(1)          Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The lease termination costs are associated with the Company’s plan to close underperforming U.K company-owned salons in fiscal year 2010 and underperforming company-owned salons in fiscal year 2009. During the three months ended September 30, 2009 and 2008 we closed four and 20 salons within the North America reportable segment, respectively. During the three months ended September 30, 2009 we closed 11 salons within the International reportable segment.  See further discussion within Note 8 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three months ended September 30, 2009 and 2008 was as follows:

		Expense as% of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$27,316	4.5%	$17,096	167.3%	280
2008	10,220	1.7	(293)	(2.8)	—

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in interest expense as a percent of consolidated revenues during the three months ended September 30, 2009 was due to $18.0 million of make-whole payments and other fees associated with the prepayment of private placement debt.

The basis point decrease in interest expense as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to decreased borrowing rates.

Interest Income and Other, net

Interest income and other, net for the three months ended September 30, 2009 and 2008 was as follows:

		Income as% of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$2,232	0.4%	$497	28.6%	10
2008	1,735	0.3	(420)	(19.5)	(10)

(1)          Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2009 was primarily due to the Company receiving $1.9 million for administrative services from the purchaser of Trade Secret, partially offset by a decrease in interest income as a result of a decline in interest rates, compared to the comparable prior period rates.

The basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2008 was primarily due to the decreased interest income as a result of a decline in interest rates, compared to the comparable prior period rates.

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2009 and 2008 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	Increase
2009	51.0%	1,200
2008	39.0	370

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2009 was due primarily to an adjustment to correct its prior year deferred income tax balances.  The adjustment increased the Company’s first quarter fiscal year 2010 income tax provision by $0.4 million and increased its effective income tax rate by 11.3 percent.  The Company does not believe the adjustment is material to its first quarter of fiscal year 2010 results of operations or its financial position or results of operations of any prior periods.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2008 was due primarily to the shift in income from low to high tax jurisdictions as a result of the merger of European franchise salon operations with the Franck Provost Salon Group in January 2008. In addition, new state taxes in Texas, Michigan, and other states increased the effective tax rate for the three months ended September 30, 2008. The increase in the effective tax rate for the three months ended September 30, 2008 was partially offset by Work Opportunity and Welfare-to-Work tax credits.

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three months ended September 30, 2009 and 2008, was as follows:

	Equity in	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Earnings	Dollar	Percentage
	(Dollars in thousands)
2009	$3,057	$2,565	521.3%
2008	492	826	247.3

The increase in equity in income during the three months ended September 30, 2009 was a result of the Company’s share of EEG’s increased net income over the comparable prior period.  In addition, during the three months ended September 30, 2008 the Company recorded equity in loss from Intelligent Nutrients.  The investment in Intelligent Nutrients was impaired for the full carrying value during the second quarter of fiscal year 2009 and as a result, the Company will not record any additional equity in loss related to Intelligent Nutrients.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three months ended September 30, 2009 and 2008 was as follows:

	Income (Loss) from Discontinued Operations,	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Net of Taxes	Dollar	Percentage
	(Dollars in thousands)
2009	$3,161	$4,761	297.6%
2008	(1,600)	(2,751)	(239.0)

During the quarter ended December 31, 2008, we concluded that Trade Secret was held for sale and presented as a discontinued operation for all comparable prior periods.

During the three months ended September 30, 2009, the Company corrected the tax basis of its Trade Secret legal entity which resulted in an incremental $3.0 million tax benefit which was recorded in discontinued operations.

The loss from discontinued operations for the three months ended September 30, 2008 is the result of negative payroll leverage at our Trade Secret salons due to same-store sales decreasing 14.9 percent as compared to decreasing 7.9 percent during the three months ended September 30, 2007.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year.  During the three months ended September 30, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British Pound, and Euro against the United States dollar, as compared to the exchange rates for the comparable prior period. During the three months ended September 30, 2008, foreign currency translation had an unfavorable impact on consolidated revenues due to the strengthening of the United States dollar against the British pound, partially offset by the weakening of United States dollar against the Canadian dollar and Euro, as compared to the exchange rates for the comparable prior period.

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(Dollars in thousands)
Canadian dollar	$(2,440)	$636	$(374)	$103
British pound	(6,135)	(2,457)	255	(53)
Euro	(126)	210	(40)	134
Total	$(8,701)	$(1,611)	$(159)	$184

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, International salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three months ended September 30, 2009 and 2008 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales Increase
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2009	$531,778	$1,844	0.3%	(4.7)%
2008	529,934	18,008	3.5	0.1

The percentage increases (decreases) during the three months ended September 30, 2009 and 2008 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2009	2008
Acquisitions (previous twelve months)	1.6%	4.1%
Organic	(0.3)	(0.3)
Foreign currency	(0.5)	0.1
Franchise revenues	—	—
Closed salons	(0.5)	(0.4)
	0.3%	3.5%

We acquired 77 North American salons during the twelve months ended September 30, 2009, including seven franchise buybacks. The organic decrease was the result of same-store sales decrease of 4.7 percent for the three months ended September 30, 2009, partially offset by the sales of product to the purchaser of Trade Secret. The foreign currency impact during the three months ended September 30, 2009 was driven by the strengthening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 333 North American salons during the twelve months ended September 30, 2008, including 170 franchise buybacks. The decline in organic growth was the result of the deconsolidation of EEG on August 1, 2007.

North American Salon Operating Income.  Operating income for the North American salons for the three months ended September 30, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$62,619	11.8%	$(2,189)	(3.4)%	(40)
2008	64,808	12.2	(2,639)	(3.9)	(100)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2009 was primarily due to the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, partially offset by the Company’s costs saving initiatives.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2008 was primarily due to consumers’ preference to purchase promotional products and lease termination costs associated with the Company’s plan to close up to 160 underperforming company-owned salons in fiscal year 2009 and Trade Secret transformation costs.

International Salons

International Salon Revenues.  Total International salon revenues for the three months ended September 30, 2009 and 2008 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2009	$38,799	$(9,649)	(19.9)%	(4.6)%
2008	48,448	(14,833)	(23.4)	(3.3)

The percentage increases (decreases) during the three months ended September 30, 2009 and 2008 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2009	2008
Acquisitions (previous twelve months)	—%	4.2%
Organic	(1.9)	(3.1)
Foreign currency	(12.9)	(3.6)
Franchise revenues	—	(15.1)
Closed salons	(5.1)	(5.8)
	(19.9)%	(23.4)%

We did not acquire any international salons during the twelve months ended September 30, 2009. The decrease in organic was primarily due to the same-store sales decrease of 4.6 percent during the three months ended September 30, 2009. The foreign currency impact during the three months ended September 30, 2009 was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the comparable prior period. We closed 40 company-owned salons during the twelve months ended September 30, 2009.

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

International Salon Operating Income.  Operating income for the international salons for the three months ended September 30, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$(1,129)	(2.9)%	$(2,827)	(166.5)%	(640)
2008	1,698	3.5	(2,442)	(59.0)	(300)

(1)          Represents the basis point change in International salon operating income as a percent of International salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three months ended September 30, 2009 was primarily due to the $3.6 million lease termination costs associated with the Company’s planned closure of up to 80 underperforming U.K. salons.

The basis point decrease in International salon operating income as a percent of International salon revenues during the three months ended September 30, 2008 was primarily due to the deconsolidation of our European franchise salon operations and negative same-store sales.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three months ended September 30, 2009 and 2008 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2009	$34,973	$(174)	(0.5)%	(1.8)%
2008	35,147	3,024	9.4	1.2

The percentage increases (decreases) during the three months ended September 30, 2009 and 2008 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2009	2008
Acquisitions (previous twelve months)	0.7%	10.8%
Organic	(0.8)	0.7
Franchise revenues	(0.4)	(2.1)
	(0.5)%	9.4%

Growth related to acquisitions relates to acquisitions completed during the three months ended September 30, 2008, as these salons will not be a component of organic growth until the three months ended December 31, 2009. We did not acquire any hair restoration centers through franchise buybacks during the twelve months ended September 30, 2009. The decrease in organic was primarily due to the same-store sales decrease of 1.8 percent during the three months ended September 30, 2009. Franchise revenues decreased due to the reduction in franchise centers.

We acquired seven hair restoration centers through franchise buybacks during the twelve months ended September 30, 2008. Hair restoration revenue from acquisitions increased 10.8 percent primarily due to these franchise buybacks during the twelve months ended September 30, 2008. Franchise revenues decreased due to the reduction in franchise centers.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three months ended September 30, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2009	$5,587	16.0%	$(331)	(5.6)%	(80)
2008	5,918	16.8	(1,038)	(14.9)	(490)

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended September 30, 2009 was primarily due to the decrease in same-store sales.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	Increase (Decrease) (1)
September 30, 2009	32.4%	(1,170)
June 30, 2009	44.1	20

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of September 30, 2009 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the prepayment of private placement debt during the three months ended September 30, 2009.

The basis point increase in the debt to capitalization ratio during the twelve months ended June 30, 2009 was primarily due to a decrease in shareholders’ equity from the non-cash goodwill impairment within the United Kingdom salon division, the loss from discontinued operations related to the sale of Trade Secret, the non-cash impairment of our investment in Provalliance and foreign currency due to the strengthening of the United States dollar against the Canadian dollar, Euro, and British Pound.  The impact of the decrease in shareholders’ equity on the debt to capitalization ratio was partially offset by a decrease in debt from June 30, 2008 to June 30, 2009.

Total assets at September 30, 2009 and June 30, 2009 were as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2009	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,955,473	$1,892,486	$62,987	3.3%

(1)          Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2009, total assets increased primarily as a result the net cash proceeds from the Company’s July 2009 debt and common stock offering offset by the cash utilized for repayment of the Company’s private placement debt.

Total shareholders’ equity at September 30, 2009 and June 30, 2009 was as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2009	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$997,143	$802,860	$194,283	24.2%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2009, equity increased primarily as a result the issuance of $163.6 million in common stock and the $24.7 million ($15.4 million net of tax) equity component of the convertible debt.

Cash Flows

Operating Activities

Net cash provided by operating activities was $38.5 and $27.8 million during the three months ended September 30, 2009 and 2008, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2009	2008
	(Dollars in thousands)
Net income	$7,772	$14,486
Depreciation and amortization	27,191	30,960
Equity in income of affiliated companies	(2,880)	(492)
Deferred income taxes	(3,018)	586
Impairment on discontinued operations	(154)	—
Receivables	14,931	(677)
Inventories	(4,152)	(29,319)
Income tax receivable	8,737	3,323
Other current assets	2,747	(2,299)
Other assets	(32,065)	(126)
Accounts payable and accrued expenses	14,740	9,708
Other non-current liabilities	1,449	458
Other	3,226	1,195
	$38,524	$27,803

During the three months ended September 30, 2009, cash provided by operating activities was higher than in the corresponding period of the prior fiscal year due to an increase in working capital, primarily related to income tax payments received.  In addition, the inventory build for the holidays during the three months ended September 30, 2009 was not as high as the prior fiscal year.  The decrease in receivables, increase in other assets and accounts payable offset and were due to product sales and inventory purchases for the purchaser of Trade Secret.

Investing Activities

Net cash provided by (used in) investing activities was $2.0 and ($60.9) million during the three months ended September 30, 2009 and 2008, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2009	2008
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(2,306)	$(11,689)
Capital expenditures for the corporate office (including all technology-related expenditures)	(762)	(6,143)
Capital expenditures for new salon construction	(9,578)	(6,143)
Proceeds from sale of assets	19	10
Business and salon acquisitions	(543)	(30,987)
Proceeds from loans and investments	15,177	—
Disbursements for loans and investments	—	(5,971)
	$2,007	$(60,923)

During the three months ended September 30, 2009 cash was provided by investing activities primarily related to the $15.0 million receipt on the revolving credit facility with EEG, partially offset by capital expenditures.  Salon acquisitions decreased to $0.5 million during the three months ended September 30, 2009 as compared to $31.0 million in the comparable prior period as the Company began reducing capital expenditure and acquisition spend due to the economic downturn during the second quarter of the prior fiscal year.

In fiscal 2010, our outlook for constructed salons is between 125 and 175 units. Capital expenditures and acquisitions are expected to be approximately $90.0 to $100.0 million in fiscal year 2010, including maintenance capital expenditures of approximately $55.0 to $60.0 million.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2009		For the Three Months Ended September 30, 2008
	Constructed	Acquired	Constructed	Acquired
Regis Salons	5	2	3	23
MasterCuts	6	—	9	—
Trade Secret (1)	—	—	6	—
SmartStyle	38	—	17	—
Supercuts	2	—	4	—
Promenade	6	—	13	3
International	—	—	—	—
	57	2	52	26

(1)             Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discounted operations. All comparable periods will reflect Trade Secret as discontinued operations.

Financing Activities

Net cash provided by financing activities was $12.6 and $35.1 million during the three months ended September 30, 2009 and 2008, respectively, was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2009	2008
	(Dollars in thousands)
Net (payments) borrowings on revolving credit facilities	$(5,000)	$47,100
Repayments of long-term debt	(301,004)	(9,367)
Proceeds from the issuance of long-term debt, net of underwriting discount	167,325	—
Proceeds from the issuance of common stock, net of underwriting discount	156,436	2,291
Excess tax benefits from stock-based compensation plans	—	280
Dividend paid	(2,284)	(1,725)
Other	(2,880)	(3,507)
	$12,593	$35,072

During the three months ended September 30, 2009, cash was provided by financing activities due to the $167.3 and $156.4 million of proceeds from the issuances of convertible debt and common stock, respectively, partially offset by the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the three months ended September 30, 2009 consisted of four franchise buybacks and two acquired corporate salons. The acquisitions during the three months ended September 30, 2008 consisted of 82 franchise buybacks and 26 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three months ended September 30, 2009.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2009.

Dividends

We paid dividends of $0.04 per share during the three months ended September 30, 2009 and 2008. On October 30, 2009, our Board of Directors declared a $0.04 per share quarterly dividend payable November 26, 2009 to shareholders of record on November 12, 2009.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. and global economies; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; the ability of the Company to consummate the planned closure of salons and the related realization of the anticipated costs, benefits and time frame; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at September 30, 2009 and June 30, 2009, respectively, the Company had the following outstanding debt balances:

	September 30,	June 30,
	2009	2009
	(Dollars in thousands)
Fixed rate debt	$433,711	$534,307
Floating rate debt	45,000	100,000
	$478,711	$634,307

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company’s variable rate debt typically represents 35 to 45 percent of the total debt portfolio.  As of September 30, 2009, the variable rate debt represented less than 10 percent of the total debt portfolio.  The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2009 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2009.

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

The current economic downturn has affected our financial results for the three months ended September 30, 2009. Our comparable same-store sales results for the three months ended September 30, 2009 declined 4.5 percent compared to the three months ended September 30, 2008. During the fiscal year ended June 30, 2009 the fair value of our common stock declined such that it began trading below our book value per share. Also, we impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Hair Restoration Centers.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable same-store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results excluding the Trade Secret salons presented within discontinued operations for the three months ended September 30, 2009 declined 4.5 percent compared to the three months ended September 30, 2008.

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

With approximately 12,900 locations and approximately 58,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We are subject to default risk on our accounts and notes receivable.

We have outstanding accounts and notes receivable subject to collectibility. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected.

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

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of variable rate debt instruments and other financial instruments. During fiscal year 2008, the National Association of Insurance Commissioners downgraded our private placement debt from investment-grade private placement to non-investment grade. The downgrade has not had any effect on the private placement debt outstanding or corresponding interest rate. Any future non-investment grade private placement debt would result in a substantially higher interest rate. The downgrade has not impacted our revolving credit facility or our ability to secure bank borrowings.  See discussion in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” in the Company’s June 30, 2009 Annual Report on Form 10-K for additional information.

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

We recently issued $172,500,000 aggregate principal amount of our 5.0% convertible senior notes due 2014 in a public offering.  Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

•                  Holders of notes may convert their notes into shares of our common stock, which may dilute the ownership interest of our shareholders,

•                  If we elect to settle all or a portion of the conversion obligation exercised by holders of the notes through the payment of cash, it could adversely affect our liquidity,

•                  Holders of notes may require us to purchase their notes upon certain fundamental changes, and any failure by us to purchase the notes in such event would result in an event of default with respect to the notes,

•                  The fundamental change provisions contained in the notes may delay or prevent a takeover attempt of the Company that might otherwise be beneficial to our investors,

•                  Recent changes in the accounting method for convertible debt securities that may be settled in cash require us to include both the current period’s amortization of the debt discount and the instrument’s coupon interest as interest expense, which will decrease our financial results,

•                  Our ability to pay principal and interest on the notes depends on our future operating performance and any failure by us to make scheduled payments could allow the note holders to declare all outstanding principal and interest to be due and payable, result in termination of other debt commitments and foreclosure proceedings by other lends, or force us into bankruptcy or liquidation, and

•                  The debt obligations represented by the notes may limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flow from operations to pay our debt, limit our ability to adjust rapidly to changing market conditions and increase our vulnerability to downtowns in general economic conditions in our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters subject to a Vote of Security Holders during the three months ended September 30, 2009.

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

REGIS CORPORATION

Date: November 9, 2009	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer