Form 10-K/A
period 2009-06-30
REGIS CORP
filed 2009-11-25
CIK 716643

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the annual meeting of shareholders that was held on October 29, 2009 (the "2009 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the Registrant's fiscal year-end of June 30, 2009) are incorporated by reference into Part III of this report on Form 10-K.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-K/A (the Amendment) to Regis Corporation's (the Company) Annual Report on Form 10-K for the year ended June 30, 2009, as filed with the Securities and Exchange Commission on August 28, 2009 (the Original Filing), for the purpose of providing separate audited financial statements of Provalliance, an equity method investee, in accordance with Rule 3-09 of Regulation S-X. These audited financial statements are included in Item 15. Exhibits and Financial Statement Schedules. This Amendment No. 1 also contains the consent of PricewaterhouseCoopers LLP, the consent of PricewaterhouseCoopers Audit and certifications of our Chairman of the Board of Directors, President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial and Administrative Officer.

        Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.

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

(c)   Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	4
Industry Overview	5
Salon Business Strategy	6
Salon Concepts	9
Salon Franchising Program	15
Salon Markets and Marketing	16
Salon Education and Training Programs	17
Salon Staff Recruiting and Retention	17
Salon Design	17
Salon Management Information Systems	18
Salon Competition	18
Hair Restoration Business Strategy	19
Affiliated Ownership Interest	20
Corporate Trademarks	21
Corporate Employees	21
Executive Officers	21
Corporate Community Involvement	22
Governmental Regulations	22

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. SUBSEQUENT EVENTS (Continued)

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

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2009. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 77 and 78 herein.

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

  The audited financial statements of Provalliance, an equity method investee, are filed as part of this report, beginning on page 148.

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
10(z)(*)	2004 Long Term Incentive Plan as Amended and Restated, effective December 31, 2008, (Incorporated by reference to Exhibit 10(g) of the Company's Report on Form 10-Q filed February 9, 2009.)
10(aa)(*)	Separation Agreement and Release between Kris Bergly and the Company dated May 13, 2009.
21	List of Subsidiaries of Regis Corporation.
23.1	Consent of PricewaterhouseCoopers LLP.
23.2	Consent of PricewaterhouseCoopers Audit.
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DATE: November 25, 2009

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

To the board of Directors of Regis Corporation

Report of Independent Registered Public Accounting Firm

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, shareholders' equity and cash flow present fairly, in all material respects, the financial position of Provalliance and its subsidiaries at December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

        We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

November 25, 2009

PricewaterhouseCoopers Audit

Christian Perrier
Partner

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

CONSOLIDATED BALANCE SHEET

(in €)

	Note	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)
ASSETS
NON-CURRENT ASSETS
Intangible assets	4	177,220,141	63,314,817
Property, plant and equipment	5	27,097,541	11,743,430
Investments in associates
Financial assets	6	5,178,659	2,665,623
Deferred tax assets	7	6,429,308	1,625,544

TOTAL NON-CURRENT ASSETS		215,925,649	79,349,414

CURRENT ASSETS
Inventories	8	5,173,048	2,117,743
Trade receivables	9	22,080,775	5,676,036
Other receivables	10	22,616,906	6,281,549
Cash and cash equivalents	11	21,763,329	13,850,586
Non-current assets held for sale			71,112

TOTAL CURRENT ASSETS		71,634,058	27,997,026

TOTAL ASSETS		287,559,707	107,346,440

EQUITY AND LIABILITIES
EQUITY
Issued capital	12	207,368,900	25,375,000
Share premium and other reserves		(94,842,914)	8,638,255
Treasury shares		(7,368,900)
Profit for the period		9,772,384	8,447,682

CAPITAL AND RESERVES ATTRIBUTABLE TO EQUITY HOLDERS OF THE PARENT		114,929,470	42,460,937

Minority interest in equity		1,282,427	704,626

TOTAL EQUITY		116,211,897	43,165,563

NON-CURRENT LIABILITIES
Long-term debt	13	64,655,407	24,336,732
Deferred tax liabilities	7	7,809,154	511,284
Provisions for liabilities and charges	16	5,534,222	1,638,956

TOTAL NON-CURRENT LIABILITIES		77,998,783	26,486,972

CURRENT LIABILITIES
Current portion of long-term debt	13	22,970,688	8,295,432
Other short-term debt	13	8,264,984	4,593,302
Trade payables	17	26,023,421	11,578,153
Other payables	17	36,089,934	13,227,018

TOTAL CURRENT LIABILITIES		93,349,027	37,693,905

TOTAL EQUITY AND LIABILITIES		287,559,707	107,346,440

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

CONSOLIDATED INCOME STATEMENT

(in €)

	Note	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007 (Unaudited)	Year-on-year change
Revenue	18	189,183,969	101,348,447	87,835,522
Other income from operations		11,037		11,037
Cost of sales		(22,751,529)	(11,958,546)	-10,792,983
Payroll costs	19	(86,242,742)	(49,808,411)	-36,434,331
External charges	20	(52,406,416)	(22,158,273)	-30,248,143
Taxes other than on income		(4,390,924)	(2,669,506)	-1,721,418
Depreciation, amortization and impairment		(4,566,407)	(1,876,729)	-2,689,678
Net (additions to)/reversals from provisions		(2,072,888)	408,187	-2,481,075
Other operating income	21	3,958,104	5,010,637	-1,052,533
Other operating expenses	21	(6,759,606)	(4,089,204)	-2,670,402
Operating profit		13,962,598	14,206,602	-244,004
Income from cash and cash equivalents	21	1,705,093	232,854	1,472,239
Finance costs—gross	21	(4,426,821)	(1,630,185)	-2,796,636
Finance costs—net		(2,721,728)	(1,397,331)	-1,324,397
Income tax expense	7	(1,187,597)	(3,519,929)	2,332,332
Share of profit of associates
Profit for the year from continuing operations		10,053,273	9,289,342	763,931
Profit for the year from discontinued operations
Profit for the year		10,053,273	9,289,342	763,931
Attributable to:
—Equity holders of the parent		9,772,384	8,447,682	1,324,702
—Minority interest		280,889	841,660	-560,771

PROVALLIANCE SAS
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2008
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	Share capital	Share premium	Treasury shares	Retained earnings and other reserves	Income and expense recognized directly in equity	Capital and reserves attributable to equity holders of the parent	Minority interests in equity	Total equity
At January 1, 2007 (Unaudited)	24,300,000			8,245,140		32,545,140	855,434	33,400,574

Profit for 2007 (Unaudited)				8,447,682		8,447,682	841,660	9,289,342
Currency translation differences: changes in fair value and transfers to the income statement
Income and expense recognized directly in equity
Share issues	1,075,000	1,422,225				2,497,225		2,497,225
Sales/purchases of treasury shares
Dividends				(1,544,508)		(1,544,508)	(162,184)	(1,706,692)
Changes in Group structure
Other movements				515,398		515,398	(830,284)	(314,886)

At December 31, 2007 (Unaudited)	25,375,000	1,422,225		15,663,712		42,460,937	704,626	43,165,563

Profit for 2008				9,772,384		9,772,384	280,889	10,053,273
Currency translation differences: changes in fair value and transfers to the income statement					(18,306)	(18,306)	(12,960)	(31,266)
Income and expense recognized directly in equity					(18,306)	(18,306)	(12,960)	(31,266)
Change in consolidating legal entity	(25,375,000)	(1,422,225)		26,797,225
Share issues	207,368,900	1,083,673		(133,000,000)		75,452,573		75,452,573
Sales/purchases of treasury shares	7,368,900		(7,368,900)			(7,368,900)		(7,368,900)
Dividends				(4,410,531)		(4,410,531)	(184,452)	(4,594,983)
Changes in Group structure							(1,380,119)	(1,380,119)
Other movements				(958,687)		(958,687)	1,874,443	915,756

At December 31, 2008	207,368,900	1,083,673	(7,368,900)	(86,135,897)	(18,306)	114,929,470	1,282,427	116,211,897

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

CONSOLIDATED CASH FLOW STATEMENT

(in €)

	Year ended Dec. 31, 2008	Year ended Dec. 31, 2007 (Unaudited)
Profit for the year of consolidated companies	10,053,272	9,289,345

Elimination of non-cash items:
—Depreciation, amortization and provisions(2)	8,401,288	1,435,675
—Disposal gains and losses	704,295	(2,006,605)

Cash flow after finance costs, net and income tax expense	19,158,855	8,718,415

Finance costs, net	2,721,728	1,397,331
Income tax expense(4)	1,187,597	3,519,929

Cash flow before finance costs, net and income tax expense	23,068,180	13,635,675

Income tax paid	(3,538,460)	(3,407,636)
Change in gross operating working capital	(3,916,599)	(678,170)
Impairment of current assets (net of reversals)	(2,049,646)	32,867

Change in net operating working capital(5)	(1,866,953)	(711,037)

Net cash generated from operating activities	17,662,767	9,517,002

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets	(23,441,470)	(4,931,201)
Proceeds from sale of property, plant and equipment and intangible assets	2,131,645	3,311,209
Purchases of financial assets(3)	(3,805)	(4,871)
Proceeds from sale of financial assets(3)
Impact of business combinations(6)	(32,652,715)	(3,195,902)
Dividends received(7)
Change in outstanding loans and advances	(62,203)	(172,069)

Net cash used in investing activities	(54,028,548)	(4,992,834)

Cash flows from financing activities:
Proceeds from issuance of shares:	8,083,673	2,497,225
•Paid by equity holders of the parent	8,083,673	2,497,225
•Paid by minority shareholders of consolidated companies
Proceeds received on the exercise of stock options
Purchases and sales of treasury shares
Dividends paid to:	(4,598,494)	(1,706,692)
•Equity holders of the parent	(4,282,000)	(1,385,100)
•Minority shareholders of consolidated companies	(316,494)	(321,592)
Proceeds from new borrowings	49,285,112	6,149,420
Repayments of borrowings	(9,429,059)	(9,606,303)
Interest paid	(4,426,821)	(1,630,185)
Interest received	1,705,093	232,854
Other cash flows from financing activities	6,016	(113,493)

Net cash generated from/(used in) financing activities	40,625,520	(4,177,174)

Effect of changes in foreign exchange rates	(18,678)

Net increase in cash and cash equivalents (A)	4,241,061	346,994

Net cash and cash equivalents at beginning of year (B)	9,257,284	8,910,290

Net cash and cash equivalents at end of year (C)	13,498,345	9,257,284

(2)
Excluding provisions against current assets.

(3)
Investments in non-consolidated companies and companies accounted for by the equity method.

(4)
Including deferred tax.

(5)
Including employee benefit obligations.

(6)
Purchase/sale price plus or minus cash and cash equivalents acquired/transferred (see Note 24).

(7)
From non-consolidated companies and companies accounted for by the equity method.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

GENERAL INFORMATION

        On January 31, 2008, all of the business activities of the Franck Provost Coiffure group, as well as the European operations of US-based Regis Corporation (except those in the United Kingdom) were merged into RHS France SAS, the holding company for Regis Corporation's operations in France. On the same date, RHS France SAS changed its name to Provalliance SAS.

        For legal purposes, the acquirer was Provalliance, with the companies in the Franck Provost Coiffure group becoming Provalliance subsidiaries. From an economic standpoint, however, i.e., based on the substance of the transaction, the acquirer was Franck Provost Coiffure, as Franck Provost Coiffure's shareholders obtained control of the newly-formed Provalliance group, i.e., Franck Provost Coiffure gained the power to govern Provalliance's financial and operating policies. Under paragraph 21 of IFRS 3 this situation is defined as a reverse acquisition.

        The consolidated financial statements prepared subsequent to the reverse acquisition have been issued under the name of the legal parent (Provalliance SAS), but are described in the notes as a continuation of the consolidated financial statements of Franck Provost Coiffure.

        The Provalliance group operates hair salons and manages license agreements as well as a network of franchises under the following brand names:

  •
  Franck Provost

  •
  Fabio Salsa

  •
  Jean-Louis David

  •
  Saint-Algue

  •
  Saint-Karl

  •
  Coiff & Co

  •
  Intermède

  •
  City-Look

        The consolidated financial statements of Provalliance SAS for the year ended December 31, 2008 include the financial statements of the parent company and its subsidiaries (together "the Group") as well as the Group's share of the net assets and profit of associates and jointly-controlled entities.

        These consolidated financial statements were authorized for issue by the Chairman on September 23, 2009.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1.1 Basis of preparation

        The accounting policies applied in the preparation of the consolidated financial statements for the year ended December 31, 2008 are consistent with those applied for the consolidated financial statements for the year ended December 31, 2007.

        The consolidated financial statements of Provalliance SAS have been prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) and IFRS as adopted by the European Union. Any standards or interpretations published by the IASB which have not been adopted by the European Union—i.e., IFRIC 12 and the Amendments to IFRIC 9/IAS 39—are not applicable to the Provalliance group. The standards and interpretations adopted by the European Union can be consulted on the European Commission's website at http://ec.europa.eu/internal_market/accounting/ias/index_en.htm.

        The Group has not early adopted any standards or interpretations which have been published but are not yet mandatory.

        The following interpretations and amendments to standards were mandatory for the first time for the fiscal year beginning January 1, 2008:

  •
  Amendments to IAS 39 and IFRS 7—"Reclassification of Financial Assets"

  •
  IFRIC 11—"Group and Treasury Share Transactions"

  •
  IFRIC 12—"Service Concession Arrangements"

  •
  IFRIC 14—"IAS 19—The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction"

        These interpretations and amendments did not have a material impact on the Provalliance group's consolidated financial statements at December 31, 2008.

        The consolidated financial statements are presented in euros. They have been prepared using the historical cost convention, with the exception of certain items which have been measured at fair value such as short-term cash investments and options on minority interests.

        Non-current assets (or disposal groups) held for sale are measured at the lower of their carrying amount and fair value less costs to sell.

1.1.2 Use of estimates

        The preparation of financial statements in accordance with IFRS requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates and underlying assumptions are based on historical experience and other factors that are considered to be reasonable in light of the circumstances and the information available at the balance sheet date. They provide a basis on which to exercise judgment in determining the carrying amounts of assets and liabilities that cannot be obtained directly from other sources.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The estimates and underlying assumptions used by the Group are reviewed on an ongoing basis. Given the uncertain outlook for the worldwide economy at end-2008 it was difficult to determine forward-looking information at that date and actual amounts may therefore differ from the estimates applied.

        The areas involving significant estimates and assumptions for the preparation of these consolidated financial statements were the fair value of intangible assets, impairment tests on intangible assets, deferred taxes and provisions for liabilities and charges.

1.1.3 Consolidation

Subsidiaries

        Subsidiaries are entities that are controlled by the company. Control is deemed to exist where the Company has the power to govern the financial and operating policies of an entity so as to obtain benefits from its activities. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Group and are de-consolidated from the date that control ceases.

Associates

        Associates are all entities over which the Group has significant influence. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control over those policies. The results of associates are incorporated in these consolidated financial statements using the equity method of accounting as from the date that the Group begins to exercise significant influence until the date that such significant influence ceases. If the Group's share of losses of an associate exceeds its interest in the associate, the interest is written down to zero and the Group discontinues recognizing its share of further losses unless it has incurred legal or constructive obligations to participate in the losses or to make payments on behalf of the associate.

Interests in joint ventures

        A joint venture is a contractual arrangement whereby the Group and other parties undertake an economic activity that is subject to joint control. The consolidated financial statements include the Group's share of each of the assets, liabilities, income and expenses of a jointly controlled entity, combined line by line with similar items in the Group's financial statements using the proportionate consolidation method. This accounting method is applied as from the date when joint control is obtained until the date that such control ceases.

Eliminations on consolidation

        Inter-company transactions, balances and unrealized gains and losses on transactions between Group companies are eliminated in the consolidated financial statements. Unrealized gains on transactions with associates and jointly-controlled entities are eliminated to the extent of the Group's

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

interest in the entity concerned. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

        At December 31, 2008 all of the companies included in the scope of consolidation were subsidiaries except for one special purpose entity, A.F.A.P (Association de Formation Artistique Professionnelle). Prior to consolidation the financial statements of subsidiaries are restated to comply with Group accounting policies.

        A list of consolidated companies is provided in Note 2.

1.1.4 Intangible assets

1.1.4.1 Business combinations—Goodwill

        The transfer of Franck Provost Coiffure shares to RHS France SAS (renamed Provalliance SAS) that took place on January 31, 2008 as described above was accounted for in accordance with paragraph 21 of IFRS 3 and section B7 of Appendix B to IFRS 3 as follows:

  •
  The consolidated financial statements prepared subsequent to the reverse acquisition have been issued under the name of the legal parent (Provalliance SAS) but are described in the notes as a continuation of the consolidated financial statements of Franck Provost Coiffure SAS.

  •
  The assets and liabilities of Franck Provost Coiffure and its subsidiaries (the acquirer in terms of economic substance) have been recognized and measured based on their carrying amounts prior to the business combination. The full amount of the profit and losses for the year ended December 31, 2008 of Franck Provost Coiffure and the subsidiaries that it held prior to the business combination has been included in the consolidated financial statements.

  •
  The assets, liabilities and contingent liabilities of RHS France (the legal parent, renamed Provalliance) and the subsidiaries that it held prior to the business combination have been measured based on their fair values at the date of the combination, i.e., January 31, 2008. Consequently only the profits and losses of these companies for the period from February 1, 2008 through December 31, 2008 have been included in Provalliance SAS's consolidated financial statements for the year ended December 31, 2008.

        The initial accounting for the acquisition of Provalliance and its subsidiaries, determined provisionally at January 31, 2008, was completed by December 31, 2008.

        The Group has elected not to apply IFRS 3 retrospectively to business combinations that occurred prior to January 1, 2004. Goodwill arising prior to that date has continued to be recorded at deemed cost which represents their previous GAAP carrying amount.

        Goodwill represents the excess of the cost of an acquisition over the fair value of the Group's share of the identifiable assets, liabilities and contingent liabilities of the acquired subsidiary at the date of acquisition. It is included in "intangible assets".

        Negative goodwill is recognized in the income statement in the period in which it arises.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The identifiable assets, liabilities and contingent liabilities of companies consolidated for the first time are recorded in the consolidated balance sheet at their fair value, except for non-current assets classified as held for sale in accordance with IFRS 5, which are recognized at fair value less costs to sell.

        Goodwill is carried at cost less any accumulated impairment losses. It is not amortized but is tested annually for impairment. For the purpose of these impairment tests goodwill is allocated to cash-generating units (see Note 1.1.6 "Impairment of non-current assets").

1.1.4.2 Lease premiums

        On a business combination, lease premiums are recognized at fair value which represents the difference between (i) the market rent based on the revenue of the business concerned and the rent-to-income ratio and (ii) the actual rent.

        Lease premiums have indefinite useful lives but a review is carried out each period to ensure that this classification is still justified based on the latest events and circumstances.

        Lease premiums are not amortized but are tested annually for impairment in accordance with the principles described in Note 1.1.6 "Impairment of non-current assets".

        As lease premiums are identifiable assets they give rise to a deferred tax liability.

1.1.4.3 Trademarks

        The "Franck Provost" and "Fabio Salsa" trademarks were acquired during 2007. In 2008, the Group acquired the following trademarks:

  •
  Jean-Louis David

  •
  Saint-Algue

  •
  Saint-Karl

  •
  Coiff & Co

  •
  Intermède

  •
  City-Look

  •
  Interview

        These trademarks were recognized at fair value based on the expected profit to be generated through their related licenses and franchise network.

        Trademarks are amortized over the following periods:

  •
  Jean-Louis David and Saint-Algue: 25 years

  •
  Coiff & Co, Intermède and City-Look: 20 years

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In addition, where there is an indication that the value of a trademark may be impaired it is tested for impairment in accordance with the principles described in Note 1.1.6 "Impairment of non-current assets".

        As trademarks are identifiable assets, they give rise to a deferred tax liability.

1.1.4.4 Franchise network

        Franchise agreements acquired as part of a business combination are measured based on the expected future cash flows to be generated by the franchise network, less the value of the brand and taking into account the probability of renewal of agreements reaching maturity.

        Franchise networks are amortized over 15 years.

        As franchise networks are identifiable assets they give rise to a deferred tax liability.

1.1.4.5 Other intangible assets

        The Group has not capitalized any development costs.

        Other intangible assets—notably software acquired for internal use—are amortized over their estimated useful lives, which generally correspond to 3 years. In the income statement, amortization expense is recorded as an operating expense under the line "Depreciation, amortization and impairment".

        Other intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses.

1.1.5 Property, plant and equipment

        The Company has opted to apply the cost model rather than the revaluation model for measuring property, plant and equipment. Consequently, property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. In accordance with IAS 23, borrowing costs are not included in the cost of property, plant and equipment.

        Items of property, plant and equipment are depreciated over the following useful lives:

• Fixtures and fittings and leasehold improvements	10 years
• Plant and equipment	4 - 5 years
• Other property, plant and equipment	3 - 5 years

        In the income statement, depreciation expense is recorded as an operating expense under the line "Depreciation, amortization and impairment".

        The Group no longer has any finance leases that need to be accounted for in accordance with IAS 17.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1.1.5.1 Margin on disposals of non-current assets

        Franck Provost Coiffure acts as a central purchasing unit for non-current assets on behalf of its subsidiaries. Internal margins arising on such transactions are eliminated in the consolidated financial statements.

1.1.6 Impairment of non-current assets

        In accordance with IAS 36, the carrying amount of property, plant and equipment and intangible assets with finite useful lives is tested for impairment whenever there is an indication that the asset may be impaired. The Group assesses whether any such indications exist at each reporting date.

        Goodwill and intangible assets with indefinite useful lives are tested for impairment at least once a year and more frequently if there is any indication that they may be impaired.

        For the purpose of impairment testing, assets are allocated to cash-generating units (CGUs). A CGU is defined as the smallest identifiable group of assets that generates cash inflows that are largely independent of the cash inflows from other assets or groups of assets.

1.1.6.1 Definition of cash-generating units

        Previously, the Franck Provost Coiffure group's business was essentially operated through directly-owned salons under a single brand (as Fabio Salsa was not significant). Following the various acquisitions carried out in 2008, the Group now has a multi-brand franchising business and also manages license agreements.

        As a result of these operational changes, the Group redefined its internal reporting structure, which is now based on the following three core businesses:

  •
  management of directly-owned salons

  •
  management of franchise networks

  •
  management of license agreements

        These three groups of assets have been defined by the Group as the smallest identifiable groups of assets that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets.

        Consequently, as from 2008 the Group has the following CGUs:

  •
  The "salons" CGU, which comprises all of the Group's directly-owned salons. The intangible assets allocated to this CGU for impairment testing purposes include lease premiums.

  •
  The "franchises" CGU, which comprises the franchise networks of each trademark. The intangible assets allocated to this CGU for impairment testing purposes include the Group's portfolio of franchise agreements and a portion of the value of its trademarks.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  The "licenses" CGU which corresponds to the license agreements signed by the Group with certain suppliers. The intangible assets allocated to this CGU for impairment testing purposes include the remaining portion of the value of the Group's trademarks.

        Impairment tests consist of comparing the asset's carrying amount to its recoverable amount. Recoverable amount is the higher of the asset's fair value and its value in use, calculated using the discounted cash flow method. When an asset's carrying amount exceeds its recoverable amount, an impairment loss is recorded as an operating expense under either "Depreciation, amortization and impairment" or "Other operating expenses", depending on the type of asset concerned.

        Impairment losses are allocated first to goodwill and then to the other assets of the cash-generating unit pro rata on the basis of the carrying amount of each asset in the unit.

1.1.6.2 Main criteria used by the Group's Accounting and Finance Departments for impairment test calculations

        At December 31, 2008 the Group applied a post-tax discount rate of 9.74% (compared with 10% at December 31, 2007), which reflected the risk-free rate and the risk premium.

        A 10-year projection period is used and the terminal value is determined by discounting cash flows for the tenth year over five years.

        The sensitivity of the value of goodwill to a 0.5% increase or decrease in the weighted average cost of capital or the long-term growth rate corresponds to a negative €6.1 million and a positive €6.5 million respectively.

1.1.6.3 Monitoring the recoverable amount of goodwill

        In view of its nature, goodwill cannot be allocated to individual CGUs because the expected synergies arising from the purchase of a company will affect all of the CGUs.

        Impairment losses on goodwill are not reversed even if the asset's value in use is restored in subsequent years.

1.1.6.4 Monitoring the recoverable amount of other assets

        Other assets are allocated either to individual CGUs or groups of CGUs. Impairment losses recognized for these assets may be reversed through profit under the line "Depreciation, amortization and impairment".

1.1.7 Financial assets

1.1.7.1 Investments in non-consolidated companies

        In accordance with IAS 39, investments in non-consolidated companies are classified as available-for-sale financial assets and are therefore carried at fair value. If their fair value cannot be determined reliably, the shares are recognized at cost. Where there is objective evidence that the

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

financial asset is impaired, an impairment loss is recognized in the income statement. Any such impairment is only reversed through profit on disposal of the shares.

1.1.7.2 Other financial assets

        Other financial assets correspond to guarantee deposits paid in connection with commercial leases required to operate the Group's salons.

        The Group's financial assets do not include any derivative instruments other than the four interest rate hedges described in Note 27 "Interest-rate swaps".

1.1.8 Inventories

        Inventories are stated at the lower of cost and net realizable value. Net realizable value corresponds to the estimated selling price in the ordinary course of business, less the estimated costs necessary to make the sale.

        Internal margins are eliminated on consolidation.

1.1.9 Revenue recognition—"Rendering of services"

        In compliance with IAS 18, revenue generated from the rendering of services is recognized over the period during which hairdressing services are performed and trademark franchise fees are received.

1.1.10 Deferred taxes

        In accordance with IAS 12, deferred taxes are recognized, using the liability method, for temporary differences between the carrying amounts of certain assets and liabilities and their tax base. They are calculated using tax rates (and laws) that have been enacted or substantially enacted by the balance sheet date.

        Deferred tax assets are recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profit will be available against which the unused tax losses can be utilized.

        Although the Sorefico Coiffure sub-group has a significant level of unused tax losses (see Note 22 "Tax Consolidation and Unused Tax Losses"), in compliance with the principle of prudence the Group has not recognized any deferred tax assets for the carryforward of these tax losses. The same applies for the Compagnie Générale de Partenariat sub-group.

        However, a deferred tax asset has been recognized for the carryforward of the unused tax losses of the Provalliance tax group subsequent to Franck Provost Coiffure and a number of its subsidiaries joining this group on January 1, 2009.

        A deferred tax asset corresponding to tax loss carryforwards existing at the acquisition date was taken into account when measuring the Provalliance group's equity.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1.1.11 Receivables

        Receivables are carried at cost less any impairment losses. An impairment loss is recorded when the carrying amount of a receivable exceeds its recoverable amount, corresponding to the present value of estimated future cash flows.

        None of the Group's receivables are due in more than one year.

1.1.12 Cash and cash equivalents

        Short-term investments are measured at fair value through profit, in compliance with IAS 39.

        In application of IAS 7, the balance sheet line "Cash and cash equivalents" includes cash in hand and short-term highly liquid investments that are readily convertible to known amounts of cash and are subject to an insignificant risk of changes in value.

        The fair value of these assets corresponds to their market value at the balance sheet date. Gains and losses from changes in fair value are immediately recognized in the income statement under "Income from cash and cash equivalents".

1.1.13 Non-current assets held for sale and related liabilities

        Immediately before the initial classification of an asset (or disposal group) as held for sale, the carrying amounts of the asset (or all the assets and liabilities in the group) are measured in accordance with applicable IFRSs. Subsequently, non-current assets (or disposal groups) classified as held for sale are measured at the lower of their carrying amount and fair value less costs to sell.

        Any impairment losses arising from the classification of an asset (or disposal group) as held for sale are recognized in profit as are any gains or losses resulting from subsequent remeasurements. However, such gains recognized may not exceed any cumulative impairment loss previously recorded.

1.1.14 Provision for statutory retirement bonuses

        This provision is intended to cover the Group's obligations corresponding to the present value of employees' vested rights in relation to bonuses payable on retirement as required under the applicable collective bargaining agreements. The amount of these obligations is calculated using the projected unit credit method based on assumptions concerning life expectancy, staff seniority, staff turnover and future salary levels and the application of a discount rate.

        The main assumptions used correspond to average forecasts determined by reference to historical data over recent years, as follows:

  •
  voluntary retirement age: 65

  •
  staff turnover: 0 to 20% depending on the age bracket concerned

  •
  average estimated rate of future salary increases: 3%

  •
  discount rate: 5.25%

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  payroll tax rate: 40%

  •
  life expectancy based on the TM 04-06 mortality table

  •
  collective bargaining agreements applicable within the Group:

  •
  Hairdressing

  •
  Syntec

  •
  Advertising

        Actuarial gains and losses arising as a result of changes in assumptions are recognized in the income statement.

1.1.15 Other employee benefit obligations—statutory training entitlement and long-service awards

        The Group did not record a provision at December 31, 2008 for its estimated obligation related to training hours accrued by employees under their statutory entitlement as the amount involved was not material. This was due to (i) the number of training courses already provided; and (ii) the low probability of a specific request being made to use these statutory training hours. The measurement of this obligation may be reviewed in future based on training requests actually received over the coming years, and if necessary a provision may be recorded.

        The collective bargaining agreements in force within the Group's companies do not contain any specific clauses concerning long-service awards. In addition, no specific agreements relating to such awards have been signed within any of the Group's subsidiaries.

1.1.16 Provisions for other liabilities and charges

        In accordance with IAS 37, a provision is recognized when the Group has a present obligation (legal or constructive) as a result of a past event and it is probable that an outflow of resources embodying economic benefits will be required to settle the obligation.

        Unused provisions are reversed through profit and an explanatory note is provided in the consolidated financial statements.

        Long-term provisions are discounted when the effect of discounting is material.

1.1.17 Share grants

        In 2008, Provalliance set up a share grant plan for which an expense was recorded under payroll costs, in accordance with IFRS 2. The expense corresponding to the shares to be granted free of consideration is being recognized over the term of the plan, based on the probability that the underlying targets will be achieved.

        The main features of the plan are as follows:

  •
  Maximum number of shares that may be granted: 10,527,000 shares

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Value of shares used for calculation: €0.70 per share.

  •
  Vesting conditions:

  •
  8 tranches, all with conditions based on the grantees still forming part of the Group and achieving consolidated EBITDA targets during the vesting period.

  •
  Vesting period: minimum of two years and maximum of 15 years depending on the different tranches.

  •
  Number of shares granted during the year: 0.

  •
  Number of shares forfeited during the year: 0.

        The related expense recorded for the year ended December 31, 2008 amounted to €827,000.

1.1.18 Equity warrants

        Provalliance set up an equity warrant plan during 2008 under which it issued 17,750,000 warrants in two tranches.

        The first tranche corresponds to 9,341,826 warrants with a per-warrant purchase price of €0.08 (based on fair value) and an exercise price of €1.02, and the second tranche corresponds to 8,408,174 warrants with a per-warrant purchase price of €0.04 (based on fair value) and an exercise price of €1.27.

        The warrants issued under both of the tranches have an exercise period running from July 30, 2010 to December 31, 2018 and are subject to performance conditions based on consolidated EBITDA targets.

        At December 31, 2008 a total of 17,750,000 warrants were outstanding and no warrants were forfeited during the year.

        The main data used to calculate the fair value of these warrants were as follows:

  •
  Valuation model : Black and Scholes

  •
  Volatility: the EWMA (Exponentially Weighted Moving Average) method applied to a sample group of comparable companies.

  •
  Maturity: between 2 and 10 years with probabilities focused on years 3 and 5

  •
  Risk-free interest rate: interest rate for French treasury bonds (OAT) at the warrant issue date.

1.1.19 Financial liabilities

        The Group's financial liabilities do not include any derivative instruments other than the four interest rate hedges described in Note 27, "Interest-rate swaps".

        The Group does not hold any liabilities measured at fair value through profit.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Other current financial liabilities primarily correspond to bank overdrafts and credit facilities.

        Borrowings are stated at amortized cost using the effective interest method.

1.1.20 Trade and other payables

        Trade and other payables are stated at cost. They are all due within one year.

1.1.21 Minority interest

        Minority interest corresponds to the portion of profit or loss and net assets of a subsidiary attributable to equity interests that are not owned, directly or indirectly through subsidiaries, by the parent. In accordance with paragraph 35 of IAS 27, when losses applicable to the minority in a consolidated subsidiary exceed the minority interest in the subsidiary's equity, the excess, and any further losses applicable to the minority, are allocated against the majority interest except up to the extent that the minority has a binding obligation to make an additional investment to cover the losses. If the subsidiary subsequently reports profits, such profits are allocated to the majority interest until the minority's share of losses previously absorbed by the majority has been recovered.

1.1.22 Disclosures concerning related parties

        The Company has identified the following related parties:

  •
  its corporate shareholders

  •
  its key executive managers

        Compensation and other benefits paid to related parties in 2008 amounted to €1,808,431. No payments were made during the year under share grant or equity warrant plans.

        The parent company of Provalliance SAS is SAS Provost Participations, whose registered office is located at 133 rue du Faubourg Saint Honoré, 75008 Paris, France (registration no. 501 636 898).

1.1.23 Events after the balance sheet date

        In March 2009, the Provalliance group acquired the shares of the companies in the Jean-Marc Maniatis group.

1.1.24 New standards, interpretations and amendments to existing standards not yet applied by the Group

        The following new standards, interpretations and amendments to existing standards were not yet effective for the year ended December 31, 2008 and have not been applied in the consolidated financial statements:

  •
  Amendments to IFRS 2—"Share-based Payment—Vesting Conditions and Cancellations", effective from January 1, 2009.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Revised version of IAS 1—"Presentation of Financial Statements", effective from January 1, 2009.

  •
  Amendment to IAS 23—"Borrowing Costs", effective from January 1, 2009.

  •
  Amendment to IAS 32—"Puttable Financial Instruments and Obligations Arising on Liquidation", effective from January 1, 2009.

  •
  Revised version of IFRS 3—"Business Combinations" and amended version of IAS 27—"Consolidated and Separate Financial Statements", effective from July 1, 2009.

  •
  IFRIC 13—"Customer Loyalty Programmes", effective from July 1, 2008.

  •
  Amendments to IFRS 1 and IAS 27—"Cost of an Investment in a Subsidiary, Jointly Controlled Entity or Associate".

  •
  Amendment to IAS 39—"Financial Instruments: Recognition and Measurement—Eligible Hedged Items".

  •
  IFRIC 15—"Agreements for the Construction of Real Estate".

  •
  IFRIC 16—"Hedges of a Net Investment in a Foreign Operation".

  •
  IFRIC 17—"Distributions of Non-cash Assets to Owners".

  •
  IFRIC 18—"Transfers of Assets from Customers".

1.2 FINANCIAL RISK MANAGEMENT

        The Group is exposed to the following risks:

  •
  Credit risk

  •
  Liquidity risk

  •
  Market risk

        This note sets out information on the Group's exposure to each of these risks, as well as the Group's objectives, strategy and procedures for risk management and assessment and its capital management practices. Quantitative information on these issues is provided in other sections of the consolidated financial statements.

        It is the responsibility of the Chairman to define and oversee the Group's risk management process.

1.2.1 Credit risk

        Credit risk refers to the risk that a customer or counterparty to a financial instrument will default on its contractual obligations resulting in a financial loss to the Group. This risk mainly arises from trade receivables and marketable securities.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.2 FINANCIAL RISK MANAGEMENT (Continued)

1.2.1.1 Trade and other receivables

        The Group does not have any significant credit risk exposure on trade receivables as hairdressing services are paid for by customers on a cash basis and defaults by franchisees are rare.

        Other receivables mainly correspond to prepaid and recoverable payroll and other taxes.

1.2.1.2 Investments

        The Group restricts its exposure to this type of credit risk by only using short-term liquid investments.

1.2.1.3 Guarantees

        The Group only grants financial guarantees to wholly-owned subsidiaries.

1.2.1.4 Bank counterparties

        The Group only enters into financial undertakings with major financial institutions.

1.2.2 Liquidity risk

        Liquidity risk corresponds to the risk that the Group will experience difficulties in honoring its debts when they fall due. The Group manages liquidity risk by ensuring that, to the extent possible, it will always have sufficient liquidity to settle its liabilities when they fall due, either in normal conditions or in difficult circumstances, without incurring unacceptable losses or damaging the Group's image.

        The Group draws up earnings and cash flow forecasts for each hair salon it owns, which helps it to manage its cash flow needs and optimize its cash return on investments.

        The Group generally ensures that it has sufficient demand deposits to cover its expected operating expenses for each coming month, including the amounts required to service its debt. However, these funds do not factor in the potential impact of extreme circumstances that cannot be reasonably anticipated.

        The Group has entered into bank covenants with several financial institutions for the purpose of setting up external financing. The applicable ratios under these covenants—which vary depending on the type of acquisition involved—are as follows:

  •
  Consolidated net debt/consolidated equity < 1
  and Consolidated net debt/Consolidated cash flow < 4

  •
  Consolidated net debt/consolidated equity < 0.75
  and Consolidated net debt/consolidated EBITDA < 3.5

  •
  Consolidated net debt/equity < 0.75
  and Consolidated net debt/consolidated cash flow < 3.5

        The Group complied with all of its bank covenants at December 31, 2008.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.2 FINANCIAL RISK MANAGEMENT (Continued)

1.2.3 Market risk

        Market risk corresponds to the risk that changes in market prices, such as exchange rates, interest rates and the prices of equity instruments, will impact the Group's earnings or the value of the financial instruments it holds.

        The Group's market risk management objective is to manage and control its exposure to market risk within acceptable limits, while optimizing reward-to-risk ratios.

1.2.3.1 Interest rate risk

        The majority of the Group's borrowings are at fixed rates. Its most significant variable-rate borrowings are hedged by interest-rate swaps that have the same characteristics as the underlying loans.

        Consequently, the Group only has very limited exposure to changes in interest rates.

1.2.3.2 Foreign exchange risk

        The Group's exposure to foreign exchange risk is not significant.

1.2.3.3 Other market risks

        The Group has not identified any other market risks.

*        *        *

*

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIST OF CONSOLIDATED COMPANIES

Company	Country	% Control	Consolidation method
PROVALLIANCE SAS (parent company)	FRANCE	100.00%	FULL
HAIR SAINT GERMAIN	FRANCE	100.00%	FULL
HAIR LEVALLOIS	FRANCE	100.00%	FULL
HAIR SQUARE	FRANCE	100.00%	FULL
FRANCK PROVOST RIVE DROITE	FRANCE	100.00%	FULL
HAIR SHOW	FRANCE	100.00%	FULL
HAIR SAINT CYR	FRANCE	100.00%	FULL
ROLAND SAINT-CLAIR	FRANCE	100.00%	FULL
JFG GALAXIE	FRANCE	100.00%	FULL
JFG ITALIE 2	FRANCE	100.00%	FULL
RUEIL COUNTRY	FRANCE	100.00%	FULL
HAIR MALESHERBES	FRANCE	100.00%	FULL
AULNAY COIFFURE	FRANCE	100.00%	FULL
NEW HAIR	FRANCE	100.00%	FULL
SAS FRANCK PROVOST COIFFURE	FRANCE	100.00%	FULL
HAIR COLOMBUS	FRANCE	51.00%	FULL
PROVASSISTANCE	FRANCE	100.00%	FULL
HAIR CROISSY	FRANCE	100.00%	FULL
HAIR ARCUEIL	FRANCE	100.00%	FULL
HAIR TOURNEFEUILLE	FRANCE	100.00%	FULL
HAIR DRAGUIGNAN	FRANCE	100.00%	FULL
HAIR THOIRY	FRANCE	100.00%	FULL
HAIR LOUVROIL	FRANCE	100.00%	FULL
HAIR HAUSSMANN	FRANCE	100.00%	FULL
EURL CPHC	FRANCE	100.00%	FULL
J C MANAGEMENT	FRANCE	100.00%	FULL
HAIR CORMONTREUIL FP	FRANCE	100.00%	FULL
SALSA CORMONTREUIL	FRANCE	100.00%	FULL
LEERS 2 D	FRANCE	100.00%	FULL
HAIR CALUIRE	FRANCE	100.00%	FULL
HAIR FREJUS	FRANCE	100.00%	FULL
HAIR AURAY	FRANCE	100.00%	FULL
HAIR VANNES	FRANCE	100.00%	FULL
HAIR VENETTE	FRANCE	100.00%	FULL
AMEPAUL	FRANCE	100.00%	FULL
SALSA LAFFITTE	FRANCE	100.00%	FULL
DSL FINANCES	FRANCE	100.00%	FULL
HAIR ROUEN	FRANCE	100.00%	FULL
HAIR CHERBOURG	FRANCE	100.00%	FULL
HAIR CAEN	FRANCE	100.00%	FULL
HAIR MONDEVILLE	FRANCE	100.00%	FULL
SOHAIRA	FRANCE	100.00%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
ARCNA 136	FRANCE	100.00%	FULL
HAIR NEUILLY	FRANCE	100.00%	FULL
HAIR INVALIDES	FRANCE	100.00%	FULL
HAIR CHELLES	FRANCE	100.00%	FULL
HAIR PASTEUR	FRANCE	51.00%	FULL
FABIO SALSA	FRANCE	100.00%	FULL
AFAP	FRANCE	100.00%	FULL
PROVELITE ACADEMY	FRANCE	100.00%	FULL
BIG SERVICES	FRANCE	100.00%	FULL
INTERVIEW—VALENCE—CROISSANCE	FRANCE	100.00%	FULL
INTERVIEW ORANGE	FRANCE	100.00%	FULL
INTERVIEW—AVIGNON—BIG BBR	FRANCE	100.00%	FULL
INTERVIEW CARRE SUD	FRANCE	100.00%	FULL
INTERVIEW—SAINT MARTIN STUDIO COIFFURE	FRANCE	100.00%	FULL
INTERVIEW—LES—ANGLES—MURIEL	FRANCE	100.00%	FULL
INTERVIEW—ISTRES—ACTION	FRANCE	100.00%	FULL
INTERVIEW—MONTPELLIER	FRANCE	100.00%	FULL
INTERVIEW—BASSENS—COIFF MOD	FRANCE	100.00%	FULL
INTERVIEW—JUVIGNAC—BIG JO	FRANCE	100.00%	FULL
INTERVIEW—PEZENAS—BIG MASTER	FRANCE	100.00%	FULL
INTERVIEW—PEROLS—BIG ONE	FRANCE	100.00%	FULL
INTERVIEW—LATTES—BIG PLUS	FRANCE	100.00%	FULL
ARLES—BIG MAR	FRANCE	100.00%	FULL
BIGYANN	FRANCE	100.00%	FULL
HAIR ISSY	FRANCE	51.00%	FULL
ECI-FPC	FRANCE	50.00%	PROP
SOCIETE 34	FRANCE	100.00%	PROP
81 COIFF	FRANCE	50.00%	PROP
LEMPDES COIFF'	FRANCE	50.00%	PROP
CLERMONT COIFFURE	FRANCE	50.00%	PROP
ALBI COIFF	FRANCE	50.00%	PROP
CANET COIFF	FRANCE	50.00%	PROP
IBOS COIFF	FRANCE	50.00%	PROP
LONS COIFF	FRANCE	50.00%	PROP
MONT DE MARSAN COIFF	FRANCE	50.00%	PROP
HAIR ANTONY	FRANCE	51.00%	FULL
PAU COIFF	FRANCE	50.00%	PROP
HAIR ROUBAIX—MONTESSON	FRANCE	100.00%	FULL
HAIR DUNKERQUE	FRANCE	100.00%	FULL
HAIR VAUCRESSON	FRANCE	100.00%	FULL
HAIR MANET	FRANCE	100.00%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
FINANCIERE SAINT HONORE	FRANCE	100.00%	FULL
HAIR SENART	FRANCE	100.00%	FULL
SAF	FRANCE	100.00%	FULL
JEAN LOUIS DAVID FRANCE	FRANCE	100.00%	FULL
GIE PROVALLIANCE	FRANCE	100.00%	FULL
PROMODAVID	FRANCE	100.00%	FULL
F.P. COMMERCE	FRANCE	100.00%	FULL
HAIR LAFFITTE	FRANCE	100.00%	FULL
SALSA SAINT CLOUD	FRANCE	100.00%	FULL
MS 3000	FRANCE	100.00%	FULL
HAIR MATHURINS	FRANCE	100.00%	FULL
HAIR SAINT HONORE	FRANCE	100.00%	FULL
HAIR PAU	FRANCE	100.00%	FULL
HAIR MAINE	FRANCE	91.00%	FULL
HAIR LA REOLE	FRANCE	100.00%	FULL
HAIR PERRET	FRANCE	100.00%	FULL
SALSA FRANCONVILLE	FRANCE	100.00%	FULL
COMPAGNIE GENERALE DE PARTNARIAT	FRANCE	100.00%	FULL
SAINT KARL DIFFUSION	FRANCE	100.00%	FULL
INT CASTRES	FRANCE	50.00%	PROP
HAIR POMPE	FRANCE	100.00%	FULL
CLP COIFFURE	FRANCE	100.00%	FULL
DAM COIFFURE	FRANCE	100.00%	FULL
MAXILOO	FRANCE	100.00%	FULL
CJM	FRANCE	100.00%	FULL
CHAMBRAY COIFFURE	FRANCE	90.00%	FULL
VILLEJUIF COIFFURE	FRANCE	100.00%	FULL
ORMESSON COIFFURE	FRANCE	90.00%	FULL
D'ARDON COIFFURE	FRANCE	100.00%	FULL
VILLABE COIFFURE	FRANCE	85.00%	FULL
HAIR VILLEBON	FRANCE	100.00%	FULL
SAINT PIERRE COIFFURE	FRANCE	90.00%	FULL
BONNE SOURCE COIFFURE	FRANCE	85.00%	FULL
RJD COIFFURE	FRANCE	100.00%	FULL
KAP COIFFURE	FRANCE	90.00%	FULL
LJPP	FRANCE	100.00%	FULL
WASQUEHAL COIFFURE	FRANCE	100.00%	FULL
SAINTE EULALIE COIFFURES	FRANCE	100.00%	FULL
L1BOURNE COIFFURES	FRANCE	100.00%	FULL
TVNP	FRANCE	100.00%	FULL
LMH COIFFURE	FRANCE	100.00%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
HAIR SERRIS	FRANCE	100.00%	FULL
COVEGA	FRANCE	100.00%	FULL
HAIR TAVERNY	FRANCE	100.00%	FULL
SALSA CHELLES	FRANCE	100.00%	FULL
SALSA POITIERS	FRANCE	100.00%	FULL
HAIR CAREME	FRANCE	100.00%	FULL
HAIR ENGLOS	FRANCE	100.00%	FULL
SOREFICO COIFFURE	FRANCE	100.00%	FULL
SALONS DE FRANCE	FRANCE	100.00%	FULL
HAIR RONCQ	FRANCE	100.00%	FULL
HAIR CC BOULAZAC	FRANCE	100.00%	FULL
HAIR CC MARSAC	FRANCE	100.00%	FULL
HAIR CHAMPS	FRANCE	100.00%	FULL
HAIR BOULOGNE 2	FRANCE	100.00%	FULL
SALSA SAINT GERMAIN	FRANCE	100.00%	FULL
SALSA SENART	FRANCE	100.00%	FULL
HAIR LONGCHAMPS	FRANCE	100.00%	FULL
HAIR ADAM	FRANCE	100.00%	FULL
HAIR LABEGE	FRANCE	100.00%	FULL
HAIR CHATOU	FRANCE	100.00%	FULL
HAIR VILLABE	FRANCE	100.00%	FULL
HAIR IBIS	FRANCE	100.00%	FULL
HAIR CC NIORT	FRANCE	100.00%	FULL
HAIR CC DIJON	FRANCE	100.00%	FULL
HAIR CC GERS	FRANCE	100.00%	FULL
HAIR CC AQUITAINE	FRANCE	100.00%	FULL
FP EXTENSIONS	FRANCE	100.00%	FULL
HAIR POITIERS	FRANCE	100.00%	FULL
AQUITAINE COIFFURE	FRANCE	100.00%	FULL
HAIR SAINT SEVER	FRANCE	100.00%	FULL
SALSA IFS	FRANCE	100.00%	FULL
SOLI	FRANCE	100.00%	FULL
GIRONDE COIFFURE	FRANCE	100.00%	FULL
SOREFICO	FRANCE	100.00%	FULL
ELEXIA	FRANCE	66.67%	FULL
INTERVIEW NIMES	FRANCE	100.00%	FULL
PROVALLIANCE SALONS	FRANCE	100.00%	FULL
COMPAGNIE GENERALE DE COIFFURE AUVERGNAT	FRANCE	100.00%	FULL
CLUB DE LA COIFFURE	FRANCE	100.00%	FULL
JM ATHIS MONS	FRANCE	100.00%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
SOREFICO COIFFURE EXPANSION	FRANCE	100.00%	FULL
SAINT KARL BILBAO	SPAIN	98.86%	FULL
FSL O KAP	SPAIN	98.75%	FULL
ALLIANCE PROV	SPAIN	72.50%	FULL
JLD FRANCHISES SPAIN	SPAIN	100.00%	FULL
FRANCK PROVOST SALONS SPAIN	SPAIN	100.00%	FULL
FILICUDI	SPAIN	100.00%	FULL
FARAGLIONE	SPAIN	100.00%	FULL
LINEA ESTILISMO	SPAIN	100.00%	FULL
HAIR REYES	SPAIN	78.24%	FULL
HAIR 124	SPAIN	50.00%	PROP
MAJUNGA	SPAIN	80.00%	FULL
JLD SALONS SPAIN	SPAIN	100.00%	FULL
ESPACE COIFFURE	SPAIN	100.00%	FULL
PROVALLIANCE SALONS LUXEMBOURG	LUXEMBOURG	100.00%	FULL
PROVALLIANCE POLAND	POLAND	72.00%	FULL
TWOJ FRYZJER	POLAND	72.00%	FULL
SAINT KARL EXPANSAO	PORTUGAL	87.13%	FULL
SKA CABELEIREIROS	PORTUGAL	85.00%	FULL
SKABIS CABELEIREIROS	PORTUGAL	100.00%	FULL
SKB CABELEIREIROS	PORTUGAL	100.00%	FULL
SKB2 CABELEIREIROS	PORTUGAL	100.00%	FULL
SKG CABELEIREIROS	PORTUGAL	85.00%	FULL
SKV CABELEIREIROS	PORTUGAL	85.00%	FULL
SKM CABELEIREIROS	PORTUGAL	100.00%	FULL
SKN CABELEIREIROS	PORTUGAL	100.00%	FULL
JPS CABELEIREIROS	PORTUGAL	85.00%	FULL
PASMAR CABELEIREIROS	PORTUGAL	100.00%	FULL
SKAL CABELEIREIROS	PORTUGAL	100.00%	FULL
SKS CABELEIREIROS	PORTUGAL	85.00%	FULL
SYLVAIN CABELEIREIR0S	PORTUGAL	85.00%	FULL
SKL CABELEIREIROS	PORTUGAL	100.00%	FULL
RHS SWISS	SWITZERLAND	100.00%	FULL

FULL: fully consolidated

PROP: proportionately consolidated

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS

3.1. LIST OF NEWLY-CONSOLIDATED AND DECONSOLIDATED COMPANIES

Company	Consolidation method Year ended Dec. 31, 2008	Consolidation method Year ended Dec. 31, 2007 (Unaudited)
Newly consolidated companies (111)
PROVALLIANCE SAS	FULL	nc
HAIR THOIRY	FULL	nc
HAIR LOUVROIL	FULL	nc
J C MANAGEMENT	FULL	nc
HAIR CORMONTREUIL FP	FULL	nc
SALSA CORMONTREUIL	FULL	nc
LEERS 2 D	FULL	nc
HAIR FREJUS	FULL	nc
HAIR AURAY	FULL	nc
HAIRVANNES	FULL	nc
AMEPAUL	FULL	nc
DSL FINANCES	FULL	nc
HAIR ROUEN	FULL	nc
HAIR CHERBOURG	FULL	nc
HAIR CAEN	FULL	nc
HAIR MONDEVILLE	FULL	nc
SOHAIRA	FULL	nc
ARCNA 136	FULL	nc
AFAP	FULL	nc
PROVELITE ACADEMY	FULL	nc
BIG SERVICES	FULL	nc
INTERVIEW—VALENCE—CROISSANCE	FULL	nc
INTERVIEW ORANGE	FULL	nc
INTERVIEW—AVIGNON—BIG BBR	FULL	nc
INTERVIEW CARRE SUD	FULL	nc
INTERVIEW—SAINT MARTIN STUDIO COIFFURE	FULL	nc
INTERVIEW—LES—ANGLES—MURIEL	FULL	nc
INTERVIEW—ISTRES—ACTION	FULL	nc
INTERVIEW—MONTPELLIER	FULL	nc
INTERVIEW—BASSENS—COIFF MOD	FULL	nc
INTERVIEW—JUVIGNAC—BIG JO	FULL	nc
INTERVIEW—PEZENAS—BIG MASTER	FULL	nc
INTERVIEW—PEROLS—BIG ONE	FULL	nc
INTERVIEW—LATTES—BIG PLUS	FULL	nc
ARLES—BIG MAR	FULL	nc
BIGYANN	FULL	nc
ALBI COIFF	PROP	nc
CANET COIFF	PROP	nc
IBOS COIFF	PROP	nc

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

Company	Consolidation method Year ended Dec. 31, 2008	Consolidation method Year ended Dec. 31, 2007 (Unaudited)
LONS COIFF	PROP	nc
MONT DE MARSAN COIFF	PROP	nc
PAU COIFF	PROP	nc
FINANC1ERE SAINT HONORE	FULL	nc
SAF	FULL	nc
JEAN LOUIS DAVID FRANCE	FULL	nc
GIE PROVALLIANCE	FULL	nc
PROMODAVID	FULL	nc
MS 3000	FULL	nc
COMPAGNIE GENERALE DE PARTENARIAT	FULL	nc
SAINT KARL DIFFUSION	FULL	nc
CLP COIFFURE	FULL	nc
DAM COIFFURE	FULL	nc
MAXILOO	FULL	nc
CJM	FULL	nc
CHAMBRAY COIFFURE	FULL	nc
VILLEJUIF COIFFURE	FULL	nc
ORMESSON COIFFURE	FULL	nc
D'ARDON COIFFURE	FULL	nc
VILLABE COIFFURE	FULL	nc
SAINT PIERRE COIFFURE	FULL	nc
BONNE SOURCE COIFFURE	FULL	nc
RJD COIFFURE	FULL	nc
KAP COIFFURE	FULL	nc
LJPP	FULL	nc
WASQUEHAL COIFFURE	FULL	nc
SAINTE EULALIE COIFFURES	FULL	nc
LIBOURNE COIFFURES	FULL	nc
TVNP	FULL	nc
LMH COIFFURE	FULL	nc
COVEGA	FULL	nc
SAINT KARL BILBAO	FULL	nc
FIL O KAP	FULL	nc
PROVALLIANCE SALONS LUXEMBOURG	FULL	nc
PROVALLIANCE POLAND	FULL	nc
TWOJ FRYZJER	FULL	nc
ALLIANCE PROV	FULL	nc
JLD FRANCHISES SPAIN	FULL	nc
FRANCK PROVOST SALONS SPAIN	FULL	nc
FILICUD1	FULL	nc
FARAGLIONE	FULL	nc
LINEA ESTILISMO	FULL	nc

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

Company	Consolidation method Year ended Dec. 31, 2008	Consolidation method Year ended Dec. 31, 2007 (Unaudited)
HAIR REYES	FULL	nc
HAIR 124	PROP	nc
MAJUNGA	FULL	nc
JLD SALONS SPAIN	FULL	nc
ESPACE COIFFURE	FULL	nc
SAINT KARL EXPANSAO	FULL	nc
SKA CABELEIREIROS	FULL	nc
SKABIS CABELEIREIROS	FULL	nc
SKB CABELEIREIROS	FULL	nc
SKB2 CABELEIREIROS	FULL	nc
SKG CABELEIREIROS	FULL	nc
SKV CABELEIREIROS	FULL	nc
SKM CABELEIREIROS	FULL	nc
SKN CABELEIREIROS	FULL	nc
JPS CABELEIREIROS	FULL	nc
PASMAR CABELEIREIROS	FULL	nc
SKAL CABELEIREIROS	FULL	nc
SKS CABELEIREIROS	FULL	nc
SYLVAIN CABELEIREIROS	FULL	nc
SKL CABELEIREIROS	FULL	nc
RHS SWISS	FULL	nc
AQUITAINE COIFFURE	FULL	nc
SALSA IFS	FULL	nc
SOLI	FULL	nc
GIRONDE COIFFURE	FULL	nc
INTERVIEW NIMES	FULL	nc
PROVALLIANCE SALONS	FULL	nc
COMPAGNIE GENERALE DE COIFFURE AUVERGNAT	FULL	nc
CLUB DE LA COIFFURE	FULL	nc
JM ATHIS MONS	FULL	nc
Change in consolidation method(1)
81 COIFF	PROP	FULL
Deconsolidated companies(1)
SICEP	nc	FULL

FULL: fully consolidated

PROP: proportionately consolidated

nc: not consolidated

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. BUSINESS COMBINATIONS (Continued)

3.2. IMPACT OF ALLOCATING THE PURCHASE PRICE OF THE RHS FRANCE GROUP

        The following table sets out the impact of the acquisition of the RHS France Group.

(in €)	Fair value at the acquisition date after purchase price allocation	Carrying amount at the acquisition date before purchase price allocation
Intangible assets(1)	39,645,811	30,840,980
Property, plant and equipment	3,761,258	3,761,258
Investments in associates		85,528,643
Financial assets	5,410,174	5,410,174
Deferred tax assets(2)	2,414,469
Inventories	1,873,190	1,873,190
Trade receivables	11,334,513	11,334,513
Other receivables	6,236,110	6,236,110
Cash and cash equivalents	6,162,146	6,162,146

	76,837,671	151,147,014

Long-term debt	8,741,066	8,741,066
Deferred tax liabilities	4,289,967
Long-term provisions	695,330	346,111
Other short-term debt	548,558	548,558
Trade payables	6,743,405	6,743,405
Other payables	15,177,635	14,988,528

	36,195,961	31,367,668

REVALUED NET ASSETS	40,641,710

Minority interests	787,879

GROUP EQUITY IN REVALUED NET ASSETS	39,853,831

Purchase price	60,000,000

RESIDUAL GOODWILL	20,146,169

(1)
Of which €29,425,853 corresponding to revalued trademarks.

(1)
Of which €9,563,207 corresponding to revalued franchise agreements.

(1)
Of which €612,387 corresponding to revalued lease premiums.

(2)
Recognition of deferred taxes for the carryforward of unused tax losses existing at the acquisition date (see Note 1.1.10).

3.3. BALANCE-SHEET IMPACT OF ALLOCATING THE PURCHASE PRICE OF OTHER BUSINESS COMBINATIONS

        The purchase price allocation process for the other acquisitions carried out during the period—notably C.Gé.Par (a Saint-Karl brand) and Big Services (an Interview brand)—did not result in any material revaluations of assets and liabilities. Total goodwill generated on acquisitions made in 2008 amounted to €52.5 million.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INTANGIBLE ASSETS

	Unallocated goodwill(1)	Goodwill allocated to hair salons(2)	Lease premiums	Franchise network	Trademarks and brands	Patents and licenses	Other, including assets in progress	Total
At January 1, 2007 (Unaudited)
Cost	19,410,272	50,352,861	1,298,176			1,175,703	21,098	72,258,110
Accumulated amortization and impairment	(1,258,097)	(1,234,654)				(120,283)		(2,613,034)

Carrying amount	18,152,175	49,118,207	1,298,176			1,055,420	21,098	69,645,076

Year ended December 31, 2007 (Unaudited)
Carrying amount at January 1	18,152,175	49,118,207	1,298,176			1,055,420	21,098	69,645,076
Acquisitions		57,600						57,600
Assets held for sale		(64,185)						(64,185)
Disposals		(205,296)						(205,296)
Business combinations	626,205	2,625,711						3,251,916
Other movements		(8,999,619)						(8,999,619)
Impairment	(127,701)	(282,771)					(15,000)	(425,472)
Amortization expense
Reversals of provisions and amortization		54,789						54,789

Carrying amount	18,650,679	42,304,436	1,298,176			1,055,420	6,098	63,314,809

At December 31, 2007 (Unaudited)
Cost	20,036,477	43,767,072	1,298,176			1,175,703	21,098	66,298,526
Accumulated amortization and impairment	(1,385,798)	(1,462,636)				(120,283)	(15,000)	(2,983,717)

Carrying amount	18,650,679	42,304,436	1,298,176			1,055,420	6,098	63,314,809

Year ended December 31, 2008
Carrying amount at January 1	18,650,679	42,304,436	1,298,176			1,055,420	6,098	63,314,809
Acquisitions							267,202	267,202
Assets held for sale		21,057	43,136					64,193
Disposals		(1,074,695)	(233,091)					(1,307,786)
Business combinations	35,497,834	37,195,912	2,755,755	9,563,207	29,425,853	301,018		114,739,579
Other movements(3)	3,103,000	(10,917,449)	10,917,449		864,749	(864,749)		3,103,000
Impairment		(1,174,246)	(334)					(1,174,580)
Amortization expense				(584,418)	(1,106,424)		(201,906)	(1,892,748)
Reversals of provisions and amortization		106,472						106,472

Carrying amount	57,251,513	66,461,487	14,781,091	8,978,789	29,184,178	491,689	71,394	177,220,141

At December 31, 2008
Cost	58,637,311	68,991,897	14,781,425	9,563,207	30,290,602	611,972	288,300	183,164,714
Accumulated amortization and impairment	(1,385,798)	(2,530,410)	(334)	(584,418)	(1,106,424)	(120,283)	(216,906)	(5,944,573)

Carrying amount	57,251,513	66,461,487	14,781,091	8,978,789	29,184,178	491,689	71,394	177,220,141

(1)
The put options on minority shares in Elexia and Provalliance Spain generated goodwill totaling €2,253,000 at the year-end.

(2)
Goodwill allocated to hair salons corresponds to the value of customer relationships less the value of the applicable lease premiums.

(3)
Reallocation of intangible assets in accordance with the method described in Note 1.1.4.2.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. PROPERTY, PLANT AND EQUIPMENT

	Land	Buildings	Plant and equipment	Other(1)	Assets under construction	Advances and downpayments	Total
At January 1, 2007 (Unaudited)
Cost	182,584	1,779,260	2,154,581	19,309,180	4,621	3,308	23,433,534
Accumulated depreciation and impairment		(572,760)	(1,477,750)	(11,723,185)			(13,773,695)

Carrying amount	182,584	1,206,500	676,831	7,585,995	4,621	3,308	9,659,839

Year ended December 31, 2007 (Unaudited)
Carrying amount at January 1	182,584	1,206,500	676,831	7,585,995		3,308	9,659,839
Acquisitions			708,872	4,460,177	65,800	38,305	5,273,154
Assets held for sale
Disposals	(182,584)	(1,648,716)	(172,925)	(1,411,530)	(4,621)		(3,420,376)
Business combinations			77,206	322,493		16,915	416,614
Other movements
Impairment
Depreciation expense		(30,900)	(518,949)	(1,770,485)			(2,320,334)
Reversals of provisions and depreciation		511,934	160,890	1,461,709			2,134,533

Carrying amount		38,818	931,925	10,648,359	61,179	58,528	11,743,430

At December 31, 2007 (Unaudited)
Cost		130,544	2,767,734	22,680,320	65,800	58,528	25,702,926
Accumulated depreciation and impairment		(91,726)	(1,835,809)	(12,031,961)			(13,959,496)

Carrying amount		38,818	931,925	10,648,359	65,800	58,528	11,743,430

Year ended December 31, 2008
Carrying amount at January 1		38,818	931,925	10,648,359	65,800	58,528	11,743,430
Acquisitions		184,163	3,094,820	9,011,404	192,628	632,649	13,115,664
Assets held for sale
Disposals		(713,019)	(932,271)	(5,172,099)	(92,987)	(572,411)	(7,482,787)
Business combinations		777,358	1,597,061	5,261,518	27,187	31,429	7,694,553
Other movements
Impairment		(363,923)					(363,923)
Depreciation expense		(48,065)	(656,633)	(2,905,837)			(3,610,535)
Reversals of provisions and depreciation		768,836	677,414	4,554,889			6,001,139

Carrying amount		1,404,447	7,691,114	29,073,758	192,628	150,195	38,512,142

At December 31, 2008
Cost		379,046	6,527,344	31,781,143	192,628	150,195	39,030,356
Accumulated depreciation and impairment		265,122	(1,815,028)	(10,382,909)			(11,932,815)

Carrying amount		644,168	4,712,316	21,398,234	192,628	150,195	27,097,541

(1)
The "Other" column primarily corresponds to fixtures, fittings and leasehold improvements, as well as furniture and office and computer equipment.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. NON-CURRENT FINANCIAL ASSETS

	Investments in non-consolidated companies	Loans and advances to subsidiaries and associates	Other investment securities	Loans	Other non-current financial assets(1)	Total
At January 1, 2007 (Unaudited)
Cost	41,700		1,601		2,130,680	2,173,981
Accumulated amortization and impairment	(28,000)				(108,590)	(136,590)

Carrying amount	13,700		1,601		2,022,090	2,037,391

Year ended December 31, 2007 (Unaudited)
Carrying amount at January 1	13,700		1,601		2,022,090	2,037,391
Acquisitions	125,610			3,419	515,471	644,500
Assets held for sale					(6,927)	(6,927)
Disposals	(8,497)				(77,280)	(85,777)
Business combinations					13,607	13,607
Other movements
Impairment
Amortization expense
Reversals of provisions and amortization					62,829	62,829

Carrying amount	130,813		1,601	3,419	2,529,790	2,665,623

At December 31, 2007 (Unaudited)
Cost	158,813		1,601	3,419	2,575,551	2,739,384
Accumulated amortization and impairment	(28,000)				(45,761)	(73,761)

Carrying amount	130,813		1,601	3,419	2,529,790	2,665,623

Year ended December 31, 2008
Carrying amount at January 1	130,813		1,601	3,419	2,529,790	2,665,623
Acquisitions		13,010		5,000	992,032	1,010,042
Assets held for sale
Disposals				(35,307)	(250,263)	(285,570)
Business combinations	1,022,331	254,951	2,281	139,571	1,372,216	2,791,350
Other movements
Impairment	(1,048,547)					(1,048,547)
Amortization expense
Reversals of provisions and amortization					45,761	45,761

Carrying amount	104,597	267,961	3,882	112,683	4,689,536	5,178,659

At December 31, 2008
Cost	1,181,144	267,961	3,882	112,683	4,689,536	6,255,206
Accumulated amortization and impairment	(1,076,547)					(1,076,547)

Carrying amount	104,597	267,961	3,882	112,683	4,689,536	5,178,659

(1)
Other non-current financial assets mainly correspond to guarantee deposits relating to the commercial leases of each salon.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CURRENT AND DEFERRED INCOME TAXES

7.1. Analysis of income tax expense

	2008	2007 (Unaudited)
Current taxes	3,538,460	3,407,636
Elimination of internal margin on non-current assets	(87,638)	(66,381)
Elimination of internal provision for impairment of current assets	120,529	196,523
Elimination of internal provision for negative net equity risk	106,244
Elimination of internal gains on inventories	16,785	(20,412)
Restatement of rental expense	(295,201)	290,120
Deferred taxes on fair value adjustments	(169,796)	(416,388)
Provisions for pension and other post-employment benefit obligations	(25,994)	(2,402)
Elimination of untaxed provisions	33,340
Recognition of unused tax losses	(1,391,697)
Non-deductible provisions	(681,702)
Other	24,267	131,233

Actual income tax expense	1,187,597	3,519,929

7.2. Tax proof

	2008	2007 (Unaudited)
Theoretical taxable profit	11,240,870	12,809,271
Parent company tax rate	33.33%	33.33%
Theoretical income tax charge	3,746,582	4,269,330
Actual income tax charge	1,187,597	3,519,929

Difference between theoretical and actual income tax charge	(2,558,985)	(749,401)

Analysis of difference
Impact of differences in tax rates	(2,139,806)	24,291
Impact of permanent differences	(20,988)	(282,449)
Impact of tax credits	(408,993)	(400,956)
Impact of gains and losses on disposals of consolidated companies	15,847	(32,417)
Impact of unused tax losses not recognized as deferred tax assets	(28,829)	(164,634)
Impact of goodwill impairment expense	(24,664)	88,506
Other	48,448	18,258

TOTAL	(2,558,985)	(749,401)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. CURRENT AND DEFERRED INCOME TAXES (Continued)

7.3. Deferred tax assets

	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)
Elimination of internal margin on non-current assets	165,608	77,970
Elimination of internal gains on inventories	37,596	54,381
Provisions for pension and other post-employment benefit obligations	463,538	165,154
Fair value adjustments to lease premiums, trademarks and networks	2,787,280	1,741,941
Temporary differences	5,024,366	279,227
Other	35,893	43,290
Offsetting of deferred tax assets and liabilities(1)	(2,084,973)	(736,419)

TOTAL	6,429,308	1,625,544

7.4. Deferred tax liabilities

	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)
Elimination of impairment of securities and receivables	(944,544)	(481,922)
Elimination of provisions for net negative equity risk of subsidiaries	(112,834)
Elimination of untaxed provisions	(49,996)
Fair value adjustments to lease premiums, trademarks and networks	(8,555,207)	(119,274)
Restatement of rental expense		(311,857)
Temporary differences	(38,205)	(141,307)
Share acquisition costs	(193,340)	(193,340)
Offsetting of deferred tax assets and liabilities(1)	2,084,973	736,419

TOTAL	(7,809,153)	(511,281)

(1)
Deferred tax assets and liabilities are offset when they concern income tax levied by the same tax authorities.

8. INVENTORIES

	Carrying amount at Jan. 1, 2008 (Unaudited)	Changes in inventories recognized in profit	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2008
Raw materials	4,705	(103,062)	180,850				82,493
Work-in-progress
Finished and semi-finished products
Goods held for resale	2,113,038	10,267	2,941,845	31,861	57,266		5,090,555

TOTAL	2,117,743	(92,795)	3,122,695	31,861	57,266		5,173,048

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. TRADE RECEIVABLES

	Carrying amount at Jan. 1, 2008 (Unaudited)	Change	Impact of business combinations	Impairment losses	Reversals of impairment losses	Other movements	Carrying amount at Dec. 31, 2008
Miscellaneous trade receivables	5,676,036	-4,991,084	20,848,562	(1,924,555)	2,471,816		22,080,775

TOTAL	5,676,036	-4,991,084	20,848,562	(1,924,555)	2,471,816		22,080,775

10. OTHER RECEIVABLES

	Carrying amount at Jan. 1, 2008 (Unaudited)	Change	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2008
Prepayments to suppliers	60,653	-78,324	172,219				154,548
Sundry receivables(1)	3,476,357	4,604,557	10,781,199				18,862,113
Prepaid expenses	2,744,539	-75,984	931,690				3,600,245

TOTAL	6,281,549	4,450,249	11,885,108				22,616,906

(1)
This item primarily corresponds to prepaid and recoverable taxes (e.g., VAT, corporate income tax, etc.).

11. CASH AND CASH EQUIVALENTS

	Carrying amount at Jan. 1, 2008 (Unaudited)	Change	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2008
Marketable securities	8,509,758	-8,275,119	2,081,921				2,316,560
Cash	5,340,828	5,264,191	8,841,750				19,446,769

TOTAL	13,850,586	-3,010,928	10,923,671				21,763,329

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. EQUITY

Share capital and share premium

        At December 31, 2008, the share capital of Provalliance SAS amounted to €207,368,900, divided into 296,241,286 shares all of the same class.

        On January 31, 2008, the sole shareholder resolved to:

  •
  Increase the Company's capital by €1,901,404.40 through the issue of 2,716,292 new shares at par. The newly-issued shares were fully paid up by deducting €1,901,404.40 from the "Unavailable premiums" account.

  •
  Increase the Company's capital by €28,683,415.60 following approval of a contribution to the Company by the sole shareholder of all of the shares it held in Régis France Salons SAS Luxembourg SCA. As consideration for these shares—which were valued at €28,683,415.60—the sole shareholder was allocated 40,976,308 new shares in the Company, issued at par.

  •
  Increase the Company's capital by €133,000,000 following approval of a contribution to the Company by Provost Participations of all of the shares it held in Franck Provost Coiffure. As consideration for these shares—which were valued at €133,000,000—Provost Participations was allocated 190,000,000 new shares in the Company, issued at par.

        Following these transactions, on January 31, 2008, the shareholders resolved to increase the Company's capital by €7,000,000 through a rights issue to be taken up in full by Provost Participations, comprising 10,000,000 new shares issued at par. The newly-issued shares were fully paid up by Provost Participations in cash.

        On December 9, 2008, the Chairman of the Company placed on record the completion of a €7,368,900 capital increase authorized by the shareholders on July 30, 2008, corresponding to the issue of 10,527,000 new shares at par. The issue was fully taken up by Provost Participations (7,368,900 shares) and Regis Netherlands Merger BV (3,158,100 shares).

        At December 31, 2008 the Company's total equity amounted to €116,211,897.

        During the year Provalliance bought back 10,527,000 of its own shares for allocation under the share grant plan. The corresponding treasury shares were eliminated on consolidation through a deduction from consolidated reserves.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG- AND SHORT-TERM DEBT

        Long- and short-term debt broke down as follows at December 31, 2008 and 2007:

Long-term debt	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)	Year-on- year change
Bank borrowings	53,595,052	17,670,059	35,924,993
Other borrowings	4,780,355	1,081,871	3,698,484
Debt related to the Elexia put option	6,030,000	5,171,615	858,385
Debt related to the Provalliance Poland put option	250,000	413,187	-163,187

TOTAL LONG-TERM DEBT	64,655,407	24,336,732	40,318,675

Short-term debt	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)	Year-on- year change
Current portion of bank borrowings	22,763,136	8,244,546	14,518,590
Bank overdrafts	8,264,984	4,593,302	3,671,682
Accrued interest on borrowings	207,552	50,886	156,666

TOTAL SHORT-TERM DEBT	31,235,672	12,888,734	18,346,938

TOTAL LONG- AND SHORT-TERM DEBT	95,891,079	37,225,466	58,665,613

13.1 Breakdown of long- and short-term debt by maturity

	At Dec. 31, 2008			At Dec. 31, 2007 (Unaudited)
	Principal	Interest	Total	Principal	Interest	Total
2008				12,888,734	1,076,712	13,965,446
2009(1)	31,235,673	4,701,982	35,937,655	12,741,042	718,780	13,459,822
2010	27,486,599	2,610,471	30,097,070	4,146,720	476,296	4,623,016
2011	14,620,448	1,155,247	15,775,695	3,472,491	290,529	3,763,020
2012	13,821,401	381,605	14,203,006	2,848,628	131,607	2,980,235
2013	6,684,891	132,074	6,816,965	939,208	27,647	966,855
2014	1,736,389	49,814	1,786,203	188,643	3,036	191,679
2015	305,678	31,705	337,383

TOTAL	95,891,079	9,062,898	104,953,977	37,225,466	2,724,607	39,950,073

(1)
The €31,235,673 figure in the "Principal" column includes €9 million in promissory notes, of which €7.2 million worth were converted after the balance sheet date into borrowings repayable over five years.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. LONG- AND SHORT-TERM DEBT (Continued)

13.2 Bank borrowings

        Analysis of bank borrowings at December 31, 2008:

Bank	Balance at Dec. 31, 2008	Due in 1 year	Due in 1 to 5 years	Due beyond 5 years	Hedged
BDPME	243,190	189,678	53,512		no
BECM	7,222,176	2,222,637	4,840,185	159,354	yes
BICS	1,994,898	1,062,570	901,378	30,951	no
BNP	12,669,746	3,849,224	8,165,711	654,812	no
BRED	16,306,337	6,119,608	9,752,721	434,007	partially
CA	9,814,204	2,088,461	6,726,140	999,603	yes
CCSO	313,118	188,713	124,405		no
CDN	7,021,979	1,754,040	5,267,939		yes
CIC	4,016,360	899,495	3,116,865		yes
FINANCO	15,482	15,482			no
FORTIS	348,502	130,309	218,193		no
HSBC	1,347,517	609,799	737,718		no
LCL	17,012	13,517	3,495		no
NUGER	1,292,353	403,292	887,157	1,905	no
OSEO	247,702	41,756	188,543	17,404	no
SG	12,539,254	2,619,498	9,590,383	329,372	no
OTHER	948,357	555,058	393,299		no

TOTAL	76,358,188	22,763,136	50,967,644	2,627,407

        The average interest rate on the Group's bank borrowings was 4.9% in 2008.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS

14.1 Analysis of financial instruments by category

	Dec. 31, 2008	Analysis by category of financial instrument
ASSETS	Carrying amount	Financial assets at fair value through profit or loss	Held-to- maturity investments	Loans and receivables	Available- for-sale financial assets
NON-CURRENT ASSETS
Financial assets	5,178,659	5,178,659

TOTAL RECORDED UNDER NON-CURRENT ASSETS	5,178,659	5,178,659

CURRENT ASSETS
Trade receivables	22,080,775			22,080,775
Other receivables	22,616,906			22,616,906
Cash and cash equivalents	21,763,329	21,763,329

TOTAL RECORDED UNDER CURRENT ASSETS	66,461,010	21,763,329		44,697,681

	Dec. 31, 2008	Analysis by category of financial instrument
LIABILITIES	Carrying amount	Financial liabilities at fair value through profit or loss	Financial liabilities at amortized cost
NON-CURRENT LIABILITIES
Long-term debt	64,655,407		64,655,407

TOTAL RECORDED UNDER NON-CURRENT LIABILITIES	64,655,407		64,655,407

CURRENT LIABILITIES
Current portion of long-term debt	22,970,688		22,970,688
Other short-term debt	8,264,984		8,264,984
Trade payables	26,023,421		26,023,421
Other payables	36,089,934		36,089,934

TOTAL RECORDED UNDER CURRENT LIABILITIES	93,349,027		93,349,027

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS (Continued)

	Dec. 31, 2007 (Unaudited)	Analysis by category of financial instrument
ASSETS	Carrying amount	Financial assets at fair value through profit or loss	Held-to- maturity investments	Loans and receivables	Available- for-sale financial assets
NON-CURRENT ASSETS
Financial assets	2,665,623	2,665,623

TOTAL RECORDED UNDER NON-CURRENT ASSETS	2,665,623	2,665,623

CURRENT ASSETS
Trade receivables	5,676,036			5,676,036
Other receivables	6,281,549			6,281,549
Cash and cash equivalents	13,850,586	13,850,586

TOTAL RECORDED UNDER CURRENT ASSETS	25,808,171	13,850,586		11,957,585

	Dec. 31, 2007 (Unaudited)	Analysis by category of financial instrument
LIABILITIES	Carrying amount	Financial liabilities at fair value through profit or loss	Financial liabilities at amortized cost
NON-CURRENT LIABILITIES
Long-term debt	24,336,732		24,336,732

TOTAL RECORDED UNDER NON-CURRENT LIABILITIES	24,336,732		24,336,732

CURRENT LIABILITIES
Current portion of long-term debt	8,295,432		8,295,432
Other short-term debt	4,593,302		4,593,302
Trade payables	11,578,153		11,578,153
Other payables	13,226,875		13,226,875

TOTAL RECORDED UNDER CURRENT LIABILITIES	37,693,762		37,693,762

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. FINANCIAL INSTRUMENTS (Continued)

14.2 Impact of financial instruments

2008	Impact on net financial income/(expense)	Impact on equity
Non-current financial assets	45,761

TOTAL	45,761

2007 (Unaudited)	Impact on net financial income/(expense)	Impact on equity
Non-current financial assets	62,829

TOTAL	62,829

15. PUT OPTIONS

15.1 Put option granted to the minority shareholder of Elexia

        On December 15, 2006, the Group granted a put option to the minority shareholder of Elexia on its 33.33% interest.

        The Group's liability as seller of the put was recognized as other debt in the amount of €5,336,615, based on the pricing clause applicable in 2007, and minority interests in Elexia at December 31, 2007 in the amount of €3,772,106 were cancelled from equity. The difference between these two amounts (€1,564,509) was recognized as an adjustment to goodwill.

        At December 31, 2008, the Group's liability as seller of the put was recognized as other debt in the amount of €6,030,000, based on the pricing clause applicable in 2008, and minority interests in Elexia at December 31, 2008 in the amount of €4,076,000 were cancelled from equity.

        The difference between these two amounts (€1,954,000) was recognized as an adjustment to goodwill.

15.2 Put option granted to the minority shareholder of Provalliance Poland

        On July 4, 2008, the Group granted a put option to the minority shareholder of Provalliance Poland on its 28% interest.

        The Group's liability as seller of the put was recognized as other debt in the amount of €250,000, and minority interests in Provalliance Poland at December 31, 2008 in the amount of €287,239 were cancelled from equity.

        The difference between these two amounts (€37,239) was recognized as other income.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. PUT OPTIONS (Continued)

15.3 Put option granted to the minority shareholder of Alliance Prov

        On May 23, 2008, the Group granted a put option to the minority shareholder of Alliance Prov on its 22% interest.

        The option exercise price was set at €0.

        Minority interests in Provalliance Poland's negative net worth at December 31, 2008 in the amount of €299,000 were cancelled from equity. The difference between these two amounts (€299,000) was recognized as an adjustment to goodwill.

*        *        *

*

16. PROVISIONS FOR LIABILITIES AND CHARGES

	Carrying amount at Jan. 1, 2008 (Unaudited)	Impact of business combinations	Additions	Reversals (utilized provisions)	Reversals (surplus provisions)	Carrying amount at Dec. 31, 2008
Provisions for taxes	571,736		193,425		166,709	598,452
Provisions for claims and litigation(1)	492,686	1,093,540	2,498,878		603,899	3,481,205
Provisions for statutory retirement bonuses	574,534	855,342	69,516		44,827	1,454,565

TOTAL	1,638,956	1,948,882	2,761,819		815,435	5,534,222

(1)
Provisions for claims and litigation primarily concern industrial tribunal disputes which represent non-material amounts when taken individually.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. TRADE AND OTHER PAYABLES

	At Dec. 31, 2008	At Dec. 31, 2007 (Unaudited)	Year-on-year change
Miscellaneous trade payables	25,640,229	11,578,153	14,062,076
Due to suppliers of non-current assets	383,192		383,192

Total trade payables	26,023,421	11,578,153	14,445,268
Customer prepayments	31,528		31,528
Accrued taxes and payroll costs	27,515,401	12,467,571	15,047,830
Miscellaneous other payables	8,543,005	759,304	7,783,701
Deferred income

Total other payables	36,089,934	13,226,875	22,863,059

TOTAL TRADE AND OTHER PAYABLES	62,113,355	24,805,028	37,308,327

18. REVENUE

        In 2008 and 2007 the Group's revenue broke down as follows by business segment:

(in € thousands)	2008	2007 (Unaudited)	Year-on-year change
Salons	134,260	97,481	36,779
Franchises	51,538	3,867	47,671
Licenses	3,386		3,386

Total revenue	189,184	101,348	87,836

        Revenue broke down as follows by geographical segment:

(in € thousands)	2008	2007 (Unaudited)	Year-on-year change
France	163,762	101,348	62,414
Spain	7,804		7,804
Portugal	3,761		3,761
Poland	2,537		2,537
Luxemburg	10,786		10,786
Switzerland	534		534

Total revenue	189,184	101,348	87,836

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. REVENUE (Continued)

        The Group's brands can be analyzed as follows:

	2008	2007 (Unaudited)	Year-on-year change
Directly-owned salons	343	164	179
Franck Provost	152	117	35
Fabio Salsa	65	42	23
Jean-Louis David	47		47
Saint-Karl	34		34
Interview	21		21
Saint-Algue	11		11
Coiff & Co	5		5
Other	8	5	3
Franchised salons	2,104	427	1,677
Franck Provost	391	361	30
Fabio Salsa	79	66	13
Jean-Louis David	825		825
Saint-Karl	93		93
Interview	7		7
Saint-Algue	281		281
Coiff & Co	152		152
Other	276		276
Total directly-owned and franchised salons	2,447	591	1,856
Franck Provost	543	478	65
Fabio Salsa	144	108	36
Jean-Louis David	872		872
Saint-Karl	127		127
Interview	28		28
Saint-Algue	292		292
Coiff & Co	157		157
Other	284	5	279

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

19. PAYROLL COSTS

	2008	2007 (Unaudited)	Year-on-year change
Wages and salaries	64,751,229	36,905,043	27,846,186
Provision for statutory retirement bonuses	58,700	13,516	45,184
Grants for apprenticeship contracts	(134,070)	(138,113)	4,043
Payroll taxes	21,638,070	13,069,809	8,568,261
Fringe benefits	(71,187)	(41,844)	-29,343

TOTAL	86,242,742	49,808,411	36,434,331

20. EXTERNAL CHARGES

	2008	2007 (Unaudited)	Year-on-year change
Water and electricity	2,567,002	1,128,762	1,438,240
Rental expense	18,342,525	10,903,482	7,439,043
Maintenance	4,190,340	2,297,593	1,892,747
Professional fees	4,017,553	1,914,035	2,103,518
Advertising, publications, public relations	9,889,923	3,314,693	6,575,230
Banking services	1,495,175	902,383	592,792
Other external charges	11,903,898	1,697,325	10,206,573

TOTAL	52,406,416	22,158,273	30,248,143

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21. OTHER INCOME STATEMENT ITEMS BY NATURE

	2008	2007 (Unaudited)	Year-on-year change
"Other operating income" includes:	3,958,104	5,010,637	-1,052,533
Proceeds from disposals of property, plant and equipment and intangible assets	1,554,935	4,474,104	-2,919,169
Reversals of impairment of property, plant and equipment and intangible assets	465,529		465,529
Other income	1,937,640	536,533	1,401,107
"Other operating expenses" includes:	(6,759,606)	(4,089,204)	-2,670,402
Carrying amounts of intangible assets and property, plant and equipment	2,629,679	2,158,950	-470,729
Impairment of property, plant and equipment and intangible assets	(223,637)		-223,637
Other expenses	(3,906,290)	(1,930,254)	-1,976,036
"Finance costs—net" includes:
•Income from cash and cash equivalents	1,705,093	232,854	1,472,239
Interest income generated on cash and cash equivalents	1,072,355	229,345	843,010
Other interest income	579,334		579,334
Reversals of provisions against financial assets	45,761		45,761
Net gains on disposals of cash equivalents	4,366	3,414	952
Net gains on interest rate and currency hedges of cash and cash equivalents	3,277	95	3,182
•Finance costs—gross	(4,426,821)	(1,630,185)	-2,796,636
Interest expense on financing transactions	(4,319,342)	(1,609,471)	-2,709,871
Net losses on interest rate and currency hedges of gross debt	(107,479)	(20,714)	-86,765

22. TAX CONSOLIDATION AND UNUSED TAX LOSSES

        Group companies file consolidated tax returns whenever permitted by the applicable regulations. At December 31, 2008 tax groups had been set up headed by the following companies:

  •
  Provalliance,

  •
  Sorefico Coiffure,

  •
  Compagnie Générale de Partenariat, and

  •
  Elexia.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

22. TAX CONSOLIDATION AND UNUSED TAX LOSSES (Continued)

        At December 31, 2008 and 2007, no deferred tax assets were recognized for the following main unused tax losses as the Group deemed that their recovery was not probable:

	Dec. 31, 2008	Dec. 31, 2007 (Unaudited)
—Sorefico Coiffure	11,526,845	12,340,679
—Compagnie Générale de Partenariat	1,797,604

23. NET CASH AND CASH EQUIVALENTS

	2008	2007 (Unaudited)	Year-on- year change
Marketable securities	2,316,560	8,509,758	-6,193,198
Cash	19,446,769	5,340,828	14,105,941
Bank overdrafts	(8,264,984)	(4,593,302)	-3,671,682

TOTAL NET CASH AND CASH EQUIVALENTS	13,498,345	9,257,284	4,241,061

24. IMPACT OF BUSINESS COMBINATIONS

	Acquisitions	Cash and cash equivalents acquired	Disposals	Cash and cash equivalents transferred	Net impact
AMEPAUL shares	(3,904,154)	23,064			(3,881,090)
HAIR AURAY shares	(205,679)	(3,081)			(208,760)
BIG SERVICE shares	(7,811,665)	1,657,664			(6,154,002)
CEGEPAR shares	(14,329,382)	1,174,073			(13,155,309)
DSL FINANCES shares	(2,296,806)	55,396			(2,241,410)
FINANCIERE SAINT HONORE shares	(10,000)				(10,000)
GIRONDE COIFFURE shares	(1,840,070)	215,970			(1,624,100)
HAIR IBIS shares	(384,889)				(384,889)
JC MANAGEMENT shares	(1,713,294)	757,903			(955,391)
LEERS 2D shares	(528,516)	53,174			(475,342)
PROVALLIANCE shares	(2,579,599)	5,616,722			3,037,123
RUEIL COUNTRY shares	(240,073)				(240,073)
SALSA SAINT CLOUD shares	(61,527)				(61,527)
SOREFICO COIFFURE HOLDING shares	(5,664,319)				(5,664,319)
HAIR VANNES shares	(585,875)	(11,379)			(597,254)
AFAP shares		(36,372)			(36,372)

TOTAL	(42,155,848)	9,503,133			(32,652,715)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. OFF—BALANCE SHEET COMMITMENTS

	Off-balance sheet commitments at Dec. 31, 2008	Off-balance sheet commitments at Dec. 31, 2007 (Unaudited)	Purpose	Bank/Beneficiary
Promissory note—Franck Provost Coiffure joint and several guarantee		600,000	Financing working capital requirements	CRÉDIT MUTUEL
Promissory note—Franck Provost Coiffure joint and several guarantee	850,000			BECM
Promissory note—Franck Provost Coiffure joint and several guarantee	700,000			BRED
Promissory note—Franck Provost Coiffure joint and several guarantee	700,000			CDN
Promissory note—Franck Provost Coiffure joint and several guarantee		350,000	Strengthening equity	BECM
Promissory note—Franck Provost Coiffure joint and several guarantee		330,893	Purchase of a business base	BECM
Loan—Provalliance joint and several guarantee	2,984,043			CA
Loan—Provalliance joint and several guarantee	67,960			BNP
Loan—Franck Provost Coiffure joint and several guarantee	593,208	740,264	Restructuring the Group's cash position	BNP
Loan—Franck Provost Coiffure joint and several guarantee	592,822	740,547	Restructuring the Group's cash position	CA
Loan—Franck Provost Coiffure joint and several guarantee	411,979		Purchase of a business base	BECM
Loan—Franck Provost Coiffure joint and several guarantee	213,691			BICS
Loan—Franck Provost Coiffure joint and several guarantee	74,957			HSBC
Loan—Franck Provost Coiffure joint and several guarantee	143,390			NUGGER
Loan—Fabio Salsa joint and several guarantee	209,809			BNP
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	737,863			BECM
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	223,397			BICS
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	2,121,713			BNP
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	244,050			BRED

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. OFF—BALANCE SHEET COMMITMENTS (Continued)

	Off-balance sheet commitments at Dec. 31, 2008	Off-balance sheet commitments at Dec. 31, 2007 (Unaudited)	Purpose	Bank/Beneficiary
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	5,529,315			CA
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	184,524			CDN
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	601,842			CIC
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	362,829			HSBC
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	666,190			NUGGER
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	247,702			OSEO
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	1,114,848			SG
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	111,784			BDPME
Loan—Provalliance joint and several guarantee and pledge of a business base	874,969			BNP
Loan—Provalliance joint and several guarantee and pledge of a business base	5,737,317			SG
Loan—Elexia joint and several guarantee and pledge of a business base	227,500			BECM
Loan—Elexia joint and several guarantee and pledge of a business base	126,757			SG
Loan—Pledge of Compagnie Générale de Partenariat shares	11,435,924		Purchase of Compagnie Générale de Partenariat	BRED, BNP, CDN
Loan—Pledge of Big Services shares	2,850,000		Purchase of Big Services	BECM
Loan—Pledge of 915,229 Elexia shares	5,037,036	6,250,000	Purchase of Elexia	BRED, BECM, CDN, CIC
Loan—Pledge of equity interests and business bases	10,660,794	17,059,947	Guarantees for the repayment of borrowings	Miscellaneous banks
Real estate leases (see Note 26)	71,466,962	43,050,296	Lease agreements	Multiple lessors
Interest-rate swap (see Note 27)	NM	NM	Interest-rate swap agreements	BRED and BECM

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

25. OFF—BALANCE SHEET COMMITMENTS (Continued)

	Off-balance sheet commitments at Dec. 31, 2008	Off-balance sheet commitments at Dec. 31, 2007 (Unaudited)	Purpose	Bank/Beneficiary
Mortgage on the rue Laugier building included in SICEP's assets			Guarantees for the repayment of borrowings	BRED
Deposits for rental payments, charges and incidental expenses(1)	NM	NM	Guarantees for rental payments and incidental expenses	Multiple lessors
Accrued interest	7,863,005	2,724,605		All banks
2 call options on 2 groups (33 salons in total)	NM	NM

TOTAL	135,968,180	71,846,552

(1)
Deposits for rental payments, charges and incidental expenses relate to the following salons that do not form part of the consolidated Group: Hair Rivoli, Hair Brie, Hair Clichy, CSC Meaux, Hair St-Jean, Sarl Kanaan, Eurl Pecher, Salsa La Guenne, Vigneau Coiffure, Bagboy and Sechao Beauté.

26. SCHEDULE OF FUTURE LEASE PAYMENTS

	Total amount due	Due within 1 year	Due in 1 to 5 years	Due beyond 5 years
Real estate lease payments	71,466,962	14,846,771	39,394,731	17,225,460

TOTAL	71,466,962	14,846,771	39,394,731	17,225,460

        The Group's real-estate lease payments relate to renewable commercial lease agreements with variable rents based on revenue and an indexation clause.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. INTEREST-RATE SWAPS

        The Group sets up interest-rate swaps to hedge variable-rate borrowings. The instruments used qualify as cash flow hedges and have the same characteristics as the underlying loans concerned. Changes in the fair value of these derivatives were not material in 2008.

INTEREST-RATE HEDGING AGREEMENT	Dec. 31, 2008
Underlying hedged item	Loan
Bank	BECM
Initial notional amount	€7,500,000
Residual notional amount	€5,037,036
Payment interval	Quarterly
Expiry date	December 15, 2011
Fixed rate payable by Franck Provost Coiffure	3.80%
Variable rate payable by BECM	3-month Euribor

INTEREST-RATE HEDGE	Dec. 31, 2008
Underlying hedged item	Loan
Bank	CA
Initial notional amount	€3,300,000
Residual notional amount	€2,984,043
Payment interval	Monthly
Expiry date	December 12, 2015
Fixed rate payable by Franck Provost Coiffure	3.38%
Variable rate payable by CA	1-month Euribor

INTEREST-RATE HEDGE	Dec. 31, 2008
Underlying hedged item	Loan
Bank	CA
Initial notional amount	€1,705,000
Residual notional amount	€1,591,333
Payment interval	Monthly
Expiry date	July 30, 2013
Fixed rate payable by Hair CC Aquitaine	5.14%
Variable rate payable by CA	1-month Euribor

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

27. INTEREST-RATE SWAPS (Continued)

INTEREST-RATE HEDGE	Dec. 31, 2008
Underlying hedged item	Loan
Bank	CIC
Initial notional amount	€1,100,000
Residual notional amount	€990,000
Payment interval	Monthly
Expiry date	June 5, 2013
Fixed rate payable by Provalliance	4.70%
Variable rate payable by BRED	3-month Euribor

28. NUMBER OF EMPLOYEES

	Number of employees at Dec. 31, 2008	Number of employees at Dec. 31, 2007 (Unaudited)
Managerial	242	85
Non-managerial	2,980	1,543
Apprentices	248	234

TOTAL	3,470	1,862