Form 10-Q
period 2009-12-31
REGIS CORP
filed 2010-02-09
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 4, 2010:

Common Stock, $.05 par value	57,118,312
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

as of December 31, 2009 and June 30, 2009
(In thousands, except share data)

	December 31, 2009	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$114,484	$42,538
Receivables, net	24,864	44,935
Inventories	160,789	158,570
Deferred income taxes	23,731	22,086
Income tax receivable	35,310	47,164
Other current assets	32,935	37,693
Total current assets	392,113	352,986

Property and equipment, net	372,762	391,538
Goodwill	769,694	764,422
Other intangibles, net	122,996	126,961
Investment in and loans to affiliates	201,297	211,400
Other assets	83,432	45,179

Total assets	$1,942,294	$1,892,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$77,646	$55,454
Accounts payable	55,502	62,394
Accrued expenses	154,911	156,638
Total current liabilities	288,059	274,486

Long-term debt and capital lease obligations	392,695	578,853
Other noncurrent liabilities	246,638	236,287
Total liabilities	927,392	1,089,626
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,115,312 and 43,881,364 common shares at December 31, 2009 and June 30, 2009, respectively	2,856	2,194
Additional paid-in capital	326,643	151,394
Accumulated other comprehensive income	66,632	51,855
Retained earnings	618,771	597,417

Total shareholders’ equity	1,014,902	802,860

Total liabilities and shareholders’ equity	$1,942,294	$1,892,486

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the three months ended December 31, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Revenues:
Service	$435,125	$445,078
Product	130,671	132,774
Royalties and fees	9,569	9,574
	575,365	587,426
Operating expenses:
Cost of service	248,812	256,838
Cost of product	62,420	65,078
Site operating expenses	46,409	47,620
General and administrative	72,611	72,531
Rent	85,498	81,981
Depreciation and amortization	27,510	27,519
Goodwill impairment	—	41,661
Lease termination costs	42	847
Total operating expenses	543,302	594,075

Operating income (loss)	32,063	(6,649)

Other income (expense):
Interest expense	(9,069)	(10,878)
Interest income and other, net	1,411	3,462

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	24,405	(14,065)

Income taxes	(8,908)	(9,383)
Equity in income (loss) of affiliated companies, net of income taxes	2,657	(2,338)

Income (loss) from continuing operations	18,154	(25,786)

Income (loss) from discontinued operations, net of income taxes (Note 2)	—	(117,466)

Net income (loss)	$18,154	$(143,252)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	0.32	(0.60)
Income (loss) from discontinued operations	—	(2.74)
Net income (loss) per share, basic	$0.32	$(3.34)

Diluted:
Income (loss) from continuing operations	0.30	(0.60)
Income (loss) from discontinued operations	—	(2.74)
Net income (loss) per share, diluted	$0.30	$(3.34)

Weighted average common and common equivalent shares outstanding:
Basic	56,287	42,897
Diluted	67,570	42,897

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

for the six months ended December 31, 2009 and 2008

(In thousands, except per share data)

	2009	2008
Revenues:
Service	$884,403	$914,113
Product	276,824	266,957
Royalties and fees	19,688	19,885
	1,180,915	1,200,955
Operating expenses:
Cost of service	504,781	523,915
Cost of product	141,915	130,697
Site operating expenses	99,085	96,022
General and administrative	145,171	150,295
Rent	171,323	174,192
Depreciation and amortization	54,701	54,787
Goodwill impairment	—	41,661
Lease termination costs	3,619	1,998
Total operating expenses	1,120,595	1,173,567

Operating income	60,320	27,388

Other income (expense):
Interest expense	(36,385)	(21,098)
Interest income and other, net	3,643	5,197

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	27,578	11,487

Income taxes	(10,527)	(19,340)
Equity in income (loss) of affiliated companies, net of income taxes	5,714	(1,846)

Income (loss) from continuing operations	22,765	(9,699)

Income (loss) from discontinued operations, net of income taxes (Note 2)	3,161	(119,066)

Net income (loss)	$25,926	$(128,765)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	0.41	(0.23)
Income (loss) from discontinued operations	0.06	(2.78)
Net income (loss) per share, basic	$0.47	$(3.01)

Diluted:
Income (loss) from continuing operations	0.40	(0.23)
Income (loss) from discontinued operations	0.05	(2.78)
Net (loss) income per share, diluted	$0.45	$(3.01)

Weighted average common and common equivalent shares outstanding:
Basic	55,215	42,842
Diluted	65,615	42,842

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

for the six months ended December 31, 2009 and 2008

(In thousands)

	2009	2008
Cash flows from operating activities:
Net income (loss)	$25,926	$(128,765)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	49,723	57,562
Amortization	4,978	5,067
Equity in (income) loss of affiliated companies	(5,714)	1,846
Deferred income taxes	(3,240)	(59,808)
Impairment on discontinued operations	(154)	171,004
Goodwill impairment	—	41,661
Excess tax benefits from stock-based compensation plans	—	(284)
Stock-based compensation	4,636	3,829
Amortization of debt discount and financing costs	3,342	—
Other noncash items affecting earnings	(376)	(2,535)
Changes in operating assets and liabilities:
Receivables	19,925	(3,072)
Inventories	(1,689)	(19,318)
Income tax receivable	11,854	1,875
Other current assets	4,935	(3,761)
Other assets	(32,063)	2,865
Accounts payable	(7,178)	12,397
Accrued expenses	(1,914)	(8,725)
Other noncurrent liabilities	4,330	2,136
Net cash provided by operating activities	77,321	73,974

Cash flows from investing activities:
Capital expenditures	(24,346)	(48,793)
Proceeds from sale of assets	32	28
Asset acquisitions, net of cash acquired and certain obligations assumed	(684)	(30,965)
Proceeds from loans and investments	16,099	9,793
Disbursements for loans and investments	—	(5,971)
Net cash used in investing activities	(8,899)	(75,908)

Cash flows from financing activities:
Borrowings on revolving credit facilities	337,000	3,711,400
Payments on revolving credit facilities	(342,000)	(3,813,500)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	167,325	85,000
Repayments of long-term debt and capital lease obligations	(313,289)	(21,165)
Excess tax benefits from stock-based compensation plans	—	284
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	156,436	2,306
Dividends paid	(4,569)	(3,453)
Other	(2,878)	(4,117)
Net cash used in financing activities	(1,975)	(43,245)

Effect of exchange rate changes on cash and cash equivalents	5,499	(18,145)

Increase (decrease) in cash and cash equivalents	71,946	(63,324)

Cash and cash equivalents:
Beginning of period	42,538	127,627
End of period	$114,484	$64,303

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2009 and for the three and six months ended December 31, 2009 and 2008, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2009 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of December 31, 2009 and for the three and six month periods ended December 31, 2009 and 2008 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated February 9, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Subsequent Events:

The Company evaluated events occurring between the end of our most recent fiscal quarter ending December 31, 2009 and as of February 9, 2010 (the date of the filing of this Form 10-Q). There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be recognized in the Consolidated Financial Statements as of and for the three and six months ended December 31, 2009.

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

Total compensation cost for stock-based payment arrangements totaled $2.3 and $1.8 million for the three months ended December 31, 2009 and 2008 respectively, and $4.6 and $3.8 million for the six months ended December 31, 2009 and 2008, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of December 31, 2009 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2009	1,385	$25.55
Granted	—	—
Exercised	—	—
Forfeited or expired	(70)	20.91
Outstanding at September 30, 2009	1,315	$25.80
Granted	—	—
Exercised	—	—
Forfeited or expired	(8)	31.44
Outstanding at December 31, 2009	1,307	$25.76
Exercisable at December 31, 2009	1,078	$24.15

Outstanding options of 1,307,281 at December 31, 2009 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of $0.1 million and a weighted average remaining contractual term of 3.4 years.  Exercisable options of 1,077,981 at December 31, 2009 had an intrinsic value of $0.1 million and a weighted average remaining contractual term of 2.5 years.  Of the outstanding and unvested options, 220,503 are expected to vest with a $33.42 per share weighted average grant price, a weighted average remaining contractual life of 7.4 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2009	1,032	$26.33	1,114	$26.30
Granted	—	—	—	—
Vested/Exercised	2	23.54	—	—
Forfeited or expired	(2)	20.02	(6)	38.63
Balance, September 30, 2009	1,032	$26.34	1,108	$26.24
Granted	—	—	—	—
Vested/Exercised	2	22.56	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2009	1,034	$26.33	1,108	$26.24

Outstanding and unvested RSAs of 819,235 at December 31, 2009 had an intrinsic value of $12.8 million and a weighted average remaining contractual term of 2.1 years.  Of the outstanding and unvested awards, 775,320 are expected to vest with a total intrinsic value of $12.1 million.

Outstanding and unvested RSUs of 215,000 at December 31, 2009 had an intrinsic value of $3.3 million and a weighted average remaining contractual term of 2.2 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,108,400 at December 31, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 8.2 years.  Exercisable SARs of 258,760 at December 31, 2009 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.9 years.  Of the outstanding and unvested rights, 815,361 are expected to vest with a $23.00 per share weighted average grant price, a weighted average remaining contractual life of 8.9 years and a total intrinsic value of zero.

During the three and six months ended December 31, 2009 total cash received from the exercise of share-based instruments was zero. During the three and six months ended December 31, 2008 total cash received from the exercise of share-based instruments was $0.1 and $2.3 million, respectively.

As of December 31, 2009, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $26.3 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.5 years as of December 31, 2009.

The total intrinsic value of all stock-based compensation that was exercised during the three and six months ended December 31, 2009 was zero. The total intrinsic value of all stock-based compensation that was exercised during the three and six months ended December 31, 2008 was less than $0.1 and $1.6 million, respectively.

Goodwill:

Goodwill is tested for impairment annually or when events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. In evaluating whether goodwill is impaired, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.

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

As part of the Company’s annual impairment testing as of March 31, 2009, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium. As of March 31, 2009, the estimated fair value of the Regis salon concept and Hair Restoration Centers exceeded their respective carrying values by less than 15.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by a much larger percentage. While the Company has determined the estimated fair values of the Regis salon concept and Hair Restoration Centers to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely these reportable segments may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. The amount of impairment is dependent on factors which cannot be predicted with certainty, and can result in impairment of a portion or all of the carrying values of the Regis salon concept and Hair Restoration Centers’ goodwill.

For the three months ended December 31, 2009, the Regis salon concept reported same-store sales of negative 10.0 percent which was below its budgeted same-store sales. As a result of the lower than expected same-store sales, the Company performed the first step of a goodwill impairment test by comparing the carrying value of the Regis salon concept reporting unit, including goodwill to its estimated fair value as of December 31, 2009.

There was no impairment of the Regis salon concept reporting unit goodwill as a result of the interim impairment test as the fair value was estimated to be approximately $26.0 million or 14.0 percent above carrying value.

Recent Accounting Standards Adopted by the Company:

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The guidance establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority.  The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009.  The adoption of the Codification changed the Company’s references to GAAP accounting standards, but did not impact the Company’s financial position, results of operations and cash flows.

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

The adoption of the new guidance on July 1, 2009, for non-financial assets and non-financial liabilities, did not have a material effect on the Company’s financial position, results of operations and cash flows.

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

The adoption of the new guidance on July 1, 2009, for business combinations, did not have a material effect on the Company’s financial position, results of operations and cash flows for the three and six months ended December 31, 2009.  The guidance may have a material impact on future fiscal periods in the event the Company’s acquisition activity increases.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on disclosures about fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements.

The Company adopted the new disclosure guidance about fair value of financial instruments on July 1, 2009.

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

The adoption of the new guidance on July 1, 2009, for equity method investment accounting considerations did not have a material effect on the Company’s financial position, results of operations and cash flows.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements.  The guidance removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company’s fiscal year 2011 and must be applied prospectively. The Company is currently evaluating the impact the guidance will have on the Company’s Consolidated Financial Statements.

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

2.                                     DISCONTINUED OPERATIONS:

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

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized $20.0 million of product revenues on the supply of product sold to the purchaser of Trade Secret and $3.0 million of other income related to the administrative services during the six months ended December 31, 2009. The agreement was substantially complete as of September 30, 2009. As of December 31, 2009, $30.7 million was due to the

Company from the purchaser of Trade Secret, $0.7 million was classified as a receivable and $30.0 million was classified within other assets.

The income (loss) from discontinued operations are summarized below:

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$—	$67,807	$—	$134,547

Income (loss) from discontinued operations, before income taxes	$—	$(174,670)	$154	$(177,445)
Income tax benefit (provision) on discontinued operations	—	57,204	3,007	58,379
Income (loss) from discontinued operations, net of income taxes	$—	$(117,466)	$3,161	$(119,066)

During the first quarter of fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept.  The Company does not believe the adjustment is material to its results of operations for the six months ended December 31, 2009 or its financial position or results of operations of any prior periods.

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,287	42,897	55,215	42,842
Effect of dilutive securities:
Dilutive effect of stock-based compensation	125	—	91	—
Diluted effect of convertible debt	11,158	—	10,309	—
Weighted average shares for diluted earnings per share	67,570	42,897	65,615	42,842

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	819	301	819	301
RSUs (1)	215	215	215	215
	1,034	516	1,034	516
Diluted earnings per share:
Stock options (2)	1,026	1,560	1,026	803
SARs (2)	1,108	513	1,108	516
RSAs (2)	184	289	806	289
RSUs (2)	—	215	—	215
	2,318	2,577	2,940	1,823

(1)            Shares were not vested

(2)            Shares were anti-dilutive

The following table sets forth a reconciliation of the net income (loss) from continuing operations available to common shareholders and the net income (loss) from continuing operations for diluted earnings per share under the if-converted method:

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Dollars in thousands)
Net income (loss) from continuing operations available to common shareholders	$18,154	$(25,786)	$22,765	$(9,699)
Effect of dilutive securities:
Interest on convertible debt	1,936	—	3,565	—
Net income (loss) from continuing operations for diluted earnings per share	$20,090	$(25,786)	$26,330	$(9,699)

Additional Paid-In Capital:

The change in additional paid-in capital during the six months ended December 31, 2009 was due to the following:

(Dollars in thousands)
Balance, June 30, 2009	$151,394
Additional paid-in capital from share offering	162,932
Equity component of convertible debt, net of taxes	15,386
Equity offering costs	(8,154)
Stock-based compensation	4,636
Adjustment to stock option tax benefit	262
Franchise stock incentive plan	202
Taxes related to restricted stock	(15)
Balance, December 31, 2009	$326,643

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income (loss) for the three and six months ended December 31, 2009 and 2008 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net income (loss)	$18,154	$(143,252)	$25,926	$(128,765)
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	30	(3,150)	2,150	(3,097)
Change in cumulative foreign currency translation	(640)	(39,103)	12,629	(59,119)
Total comprehensive income (loss)	$17,544	$(185,505)	$40,705	$(190,981)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2009 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2009	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS

LIABILITIES

Current liabilities
Derivative instruments	$30	$—	$30	$—

Long-term liabilities
Derivative instruments	$1,319	$—	$1,319	$—
Equity put option	24,639	—	—	24,639

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$1,543	$—	$1,543	$—

LIABILITIES
Current liabilities
Derivative instruments	$16	$—	$16	$—

Long-term liabilities
Derivative instruments	$5,786	$—	$5,786	$—
Equity put option	24,161	—	—	24,161

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments. The Company’s derivative instrument liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts.  The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date, as provided by sources independent from the Company.

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.  The equity put (Equity Put) is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date, and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.  At June 30, 2009, the fair value of the Equity Put was $24.2 million compared to $24.6 million at December 31, 2009. The $0.4 million increase in the fair value of the equity put option since June 30, 2009 relates to foreign currency translation and has been recorded in accumulated other comprehensive income in the December 31, 2009 balance sheet. The Company determined the equity call option to have no value at December 31, 2009 and June 30, 2009.

Financial Instruments

In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of December 31, 2009.  At December 31, 2009, the estimated fair values and carrying amounts of debt were $483.9 and $470.3 million, respectively.  The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of December 31, 2009 and June 30, 2009:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Goodwill	$615,055	$41,661	$149,367	$806,083
Accumulated impairment losses (1)	—	(41,661)	—	(41,661)
Balance at June 30, 2009	615,055	—	149,367	764,422
Goodwill acquired	208	—	—	208
Translation rate adjustments	5,056	—	8	5,064
Goodwill	620,319	41,661	149,375	811,355
Accumulated impairment losses (1)	—	(41,661)	—	(41,661)
Balance at December 31, 2009	$620,319	$—	$149,375	$769,694

(1)          During the three months ended December 31, 2008, the fair value of the Company’s stock declined such that it began trading below book value per share.  As a result of the Company’s interim impairment test of goodwill during the three months ended December 31, 2008, there was a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom.

The table below presents other intangible assets as of December 31, 2009 and June 30, 2009:

	December 31, 2009			June 30, 2009
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,685	$(11,124)	$68,561	$79,064	$(9,964)	$69,100
Customer lists	52,045	(25,925)	26,120	52,045	(23,252)	28,793
Franchise agreements	21,350	(7,055)	14,295	20,691	(6,299)	14,392
Lease intangibles	14,709	(4,074)	10,635	14,615	(3,737)	10,878
Non-compete agreements	134	(84)	50	121	(60)	61
Other	6,930	(3,595)	3,335	6,887	(3,150)	3,737
	$174,853	$(51,857)	$122,996	$173,423	$(46,462)	$126,961

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

	Weighted Average
	Amortization Period
	(In years)
	December 31, 2009	June 30, 2009
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	4	4
Other	18	18
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during the three months ended December 31, 2009 and 2008, respectively, and $5.0 and $5.1 million during the six months ended December 31, 2009 and 2008, respectively.  As of December 31, 2009, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2010 (Remainder: six-month period)	$4,766
2011	9,644
2012	9,423
2013	9,112
2014	8,917

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the six months ended December 31, 2009 and 2008, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2009 and 2008 and the allocation of the purchase prices were as follows:

	For the Six Months Ended December 31,
Allocation of Purchase Prices	2009	2008
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$684	$30,965
Deferred purchase price	—	75
	$684	$31,040
Allocation of the purchase price:
Current assets	$69	$986
Property and equipment	385	3,819
Deferred income taxes	—	1,788
Goodwill	208	23,900
Identifiable intangible assets	86	770
Accounts payable and accrued expenses	(64)	(140)
Other noncurrent liabilities	—	(83)
	$684	$31,040

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

During the six months ended December 31, 2009 and 2008, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of December 31, 2009 and June 30, 2009:

	December 31, 2009	June 30, 2009
	(Dollars in thousands)
Empire Education Group, Inc.	$99,142	$111,451
Provalliance	85,081	82,135
MY Style	11,846	12,718
Hair Club for Men, Ltd.	5,228	5,096
	$201,297	$211,400

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

The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in EEG, resulting in no gain or loss on the date of contribution. The $40.5 million difference between the carrying amount and the Company’s underlying equity in net assets of EEG is related to the indefinite lived license and accreditation intangible assets and goodwill. The Company’s investment in EEG is accounted for under the equity method of accounting. At December 31, 2009, the Company had a $21.4 million outstanding loan receivable from EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there was no outstanding borrowings as of December 31, 2009. During the three and six months ended December 31, 2009 and 2008, the Company recorded $0.2 and $0.4 million, respectively, and $0.3 and $0.7 million, respectively, of interest income related to the loan and revolving credit facility. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loan.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the six months ended December 31, 2009 and 2008, the Company recorded $2.7 and $0.3 million of equity earnings related to its investment in EEG.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of December 31, 2009.

As of December 31, 2009, the carrying amount of the investment exceeds the Company’s underlying equity in the net assets of Provalliance by $42.0 million and is related to brand assets, franchise agreements and goodwill.  The brand assets and franchise agreements have amortization periods of 40 and 15 years, respectively.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations.  There was no change in the fair value of the Equity Put during the six months ended December 31, 2009 and 2008.  The Company recorded a $2.1 million increase in the fair value of the Equity Put during fiscal year 2009. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $0.4 million increase the Equity Put related to foreign currency translation during the six months ended December 31, 2009, see further discussion within Note 4 to the Condensed Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

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

During the six months ended December 31, 2009 and 2008, the Company recorded $2.6 and $2.9 million, respectively, of equity in income related to its investment in Provalliance. Primarily the result of the weakened economy across continental Europe, Provalliance had recorded income at levels much less than expected by Regis management during the Company’s fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance’s business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million “other-than-temporary” impairment charge in its fourth quarter ended June 30, 2009.  The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

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

Exchangeable Note.  In September 2008, the Company advanced an additional $3.0 million (300,000,000 Yen as of September 2008) to Yamano Holding Corporation. In connection with the 300,000,000 Yen advance, the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the 800 outstanding shares of MY Style for 21,700,000 Yen. This exchange feature is akin to a deep-in-the-money option permitting the Company to purchase shares of common stock of MY Style. The option is embedded in the Exchangeable Note and does not meet the criteria for separate accounting under accounting for derivative instruments and hedging activities.

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

As of December 31, 2009, the amount outstanding under the Exchangeable Note is $6.6 million (611,131,284 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2013, and 211,131,284 Yen on September 30, 2014. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2014 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the six months ended December 31, 2009 and 2008.

In February 2010, the Company agreed to convert $3.4 million (311,131,284 Yen) of principal payments due under the Exchangeable Note into preferred stock of Yamano Holding Corporation.  Additionally, the Company and Yamano Holding Corporation agreed that the Company has the ability to convert, at the Company’s option, any unpaid obligations of Yamano Holding Corporation, as well as the initial value of the preferred stock, into equity of My Style.

MY Style Note.  As of December 31, 2009, the principal amount outstanding under the MY Style Note is $2.2 million (208,656,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the six months ended December 31, 2009 and 2008.

As of December 31, 2009, $1.7 and $11.8 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the premium paid and the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain recorded through other income was $0.1 and $2.1 million during the six months ended December 31, 2009 and 2008, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the six months ended December 31, 2009 and 2008 the Company recorded income of $0.4 and $0.3 million, respectively, and received cash dividends of $0.3 and $0.6 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

Intelligent Nutrients LLC

Effective December 31, 2009, the Company transferred its ownership interest in Intelligent Nutrients, LLC to the other shareholder. In consideration for the transfer of the Company’s ownership interest, Intelligent Nutrients, the other shareholder, and the individual owner of the other shareholder will indemnify and hold harmless the Company from all current and future obligations of Intelligent Nutrients. Until December 31, 2009, the Company held a 49.0 percent interest in Intelligent Nutrients, LLC. The Company’s investment was previously accounted for under the equity method of accounting. During fiscal year 2009, the Company determined that its investment in and loans to Intelligent Nutrients, LLC were impaired and the fair value was zero due to Intelligent Nutrients, LLC’s inability to develop a professional organic brand of shampoo and conditioner with a price point that would develop broad consumer appeal. The Company also determined that the loss in value was “other-than-temporary” and recognized a pretax, non-cash impairment charge of $7.8 million for the full carrying value of the investment and loans as of December 31, 2008. The Company has no further exposure to loss related to the Company’s involvement with Intelligent Nutrients, LLC.

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

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of December 31, 2009, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates between fiscal year 2011 and 2012.

The Company repaid variable and fixed rate debt during the six months ended December 31, 2009. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015.  The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments and were settled for an aggregate loss of $5.2 million during the six months ended December 31, 2009 recorded within interest expense in the Condensed Consolidated Statement of Operations.  The Company also had two outstanding treasury lock agreements with maturity dates between fiscal years 2013 and 2015. The treasury lock agreements were terminated prior to the maturity dates in conjunction with the repayments and were settled for a loss of less than $0.1 million during the six months ended December 31, 2009 and recorded within interest expense in the Condensed Consolidated Statement of Operations.

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

Fair Value Hedges

In the past, the Company had two interest rate swaps designated as fair value hedges. The Company paid variable rates of interest and received fixed rates of interest under these contracts. The contracts and related debt matured during the six months ended December 31, 2008.

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

In November 2009, the Company terminated its freestanding derivative contract on its remaining payments on the MY Style Note for a gain of $0.7 million.  The contract was settled in cash, discounted to present value. Gains and losses over the life of the contract were recognized currently in earnings in conjunction with marking the contract to fair value.  A loss of $0.2 million was recognized during the six months ended December 31, 2009.  A gain of $0.9 million was recognized during fiscal year ended June 30, 2009.

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of December 31, 2009 and June 30, 2009:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	December 31, 2009	June 30, 2009	Classification	December 31, 2009	June 30, 2009
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(1,319)	$(5,786)
Forward foreign currency contracts	Other current assets	$—	$380	Other current liabilities	$(30)	$—

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$1,163	Other current liabilities	$—	$(16)
Total		$—	$1,543		$(1,349)	$(5,802)

The table below sets forth the (gain) or loss on the Company’s derivative instruments as of December 31, 2009 and 2008 recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet. The table also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the six months ended December 31, 2009 and 2008 within the following line items in the Condensed Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss at December 31,		(Gain) / Loss Reclassified from Accumulated OCI into Income at December 31,
Type	2009	2008	Classification	2009	2008
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$821	$5,011	—	$—	$—
Forward foreign currency contracts	17	(794)	Cost of sales	(257)	(128)
Treasury lock contracts	—	(259)	Interest (income) expense	(388)	2
Total	$838	$3,958		$(645)	$(126)

Designated as hedging instruments — Fair Value Hedges:
Fair value swap	$7,932	$7,932	—	$—	$—
Total	$8,770	$11,890		$(645)	$(126)

As of December 31, 2009 the Company estimates that it will reclassify into earnings during the next twelve months gain of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (gain) or loss on the Company’s derivative instruments for six months ended December 31, 2009 and 2008 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Deferred (Gain) Amortized to Income or Freestanding Derivative Impact in Income at December 31,
Type	Classification	2009	2008
		(In thousands)
Designated as hedging instruments — Fair Value Hedges:
Fair value swap	Interest (income) expense	$—	$(264)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Foreign exchange (gain) loss	$411	$—
		$411	$(264)

8.                                   LEASE TERMINATION COSTS:

In June 2009, the Company approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010.  The Company believes the closure of these salons will add to future profitability.

As of December 31, 2009, 22 stores under the June 2009 plan ceased using the rights to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to December 31, 2009. Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations.

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

As of December 31, 2009 and 2008, 86 and 35 stores, respectively, under the July 2008 plan ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to December 31, 2009 and 2008, respectively.  Of the 86 stores closed as of December 31, 2009, 80 were within the North America reportable segment, one store within the international segment, and five stores within discontinued operations. Of the 35 stores closed as of December 31, 2008, 29 were within the North America reportable segment, five stores within discontinued operations and one store within the international segment.

Lease termination costs represent either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The transactions reflected in the accrual for lease termination costs are as follows:

	For the Six Months Ended December 31,
Accrual for Lease Terminations	2009	2008
	(Dollars in thousands)
Balance at July 1	$2,760	$—
Provision for lease termination costs:
Provisions associated with store closings	3,577	1,173
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(1,051)	(695)
Balance at September 30,	$5,286	$478
Provision for lease termination costs:
Provisions associated with store closings	42	1,298
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(1,419)	(1,105)
Balance at December 31,	$3,909	$671

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

During the Company’s first fiscal quarter of 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate of $3.6 million plus a commitment to provide discount coupons.  As of December 31, 2009 there was a $3.5 million accrual remaining within accrued expenses related to the settlements.

10.                               FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s recorded debt for the six months ending December 31, 2009:

Total Debt
Balance at June 30, 2009	$634,307
Net payments on revolving credit facilities	(5,000)
Issuance of convertible debt	172,500
Repayment of long-term debt and capital lease obligations	(301,004)
Debt discount	(24,696)
Amortized debt discount	868
Debt associated with capital lease obligations	1,736
Balance at September 30, 2009	$478,711
Net payments on revolving credit facilities	—
Repayment of long-term debt and capital lease obligations	(12,285)
Amortized debt discount	984
Debt associated with capital lease obligations	2,931
Balance at December 31, 2009	$470,341

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

The following table provides equity and debt information for the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	December 31, 2009
Principal amount on the convertible senior notes	$172,500
Unamortized debt discount	(22,844)
Net carrying amount of convertible debt	$149,656

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	Six Months Ended December 31, 2009
Interest cost related to contractual interest coupon — 5.0%	$3,953
Interest cost related to amortization of the discount	1,852
Total interest cost	$5,805

In connection with the convertible senior note offering, the Company issued 13,225,000 shares of common stock resulting in net proceeds of $163.5 million.  The proceeds from the convertible senior notes and the common stock issuance were utilized to repay $267 million of private placement senior term notes of varying maturities and $30 million of additional senior term notes under a Private Shelf Agreement.  As a result of the repayment of debt during the six months ended December 31, 2009, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 7 of the Condensed Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Condensed Consolidated Statement of Operations.

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

During the three and six months ended December 31, 2009, the Company’s continuing operations recognized tax expense of $8.9 million and $10.5 million, respectively, with corresponding effective tax rates of 36.5 percent and 38.2 percent.  This was compared to tax expense of $9.4 million and $19.3 million with corresponding effective tax rates of 66.7 percent and 168.4 in the comparable periods of the prior year. The effective income tax rate for the six months ended December 31, 2009 was negatively impacted by an adjustment to correct its prior year deferred income tax balances.  The adjustment increased the Company’s income tax provision for the six months ended December 31, 2009 by $0.4 million and increased its effective income tax rate by 1.5 percent.  The Company does not believe the adjustment is material to the six months ended December 31, 2009 results of operations or its financial position or results of operations of any prior periods The effective income tax rate for the three and six months ended December 31, 2008 was negatively impacted by the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes. The impact of the goodwill impairment increased the Company’s income tax provision for the three and six months ended December 31, 2008 by $11.4 million.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended December 31, 2009.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

12.                               SEGMENT INFORMATION:

As of December 31, 2009, the company-owned, franchised, or held ownership interests in approximately 12,800 worldwide locations. The Company’s locations consisted of 9,589 North American salons (located in the United States, Canada and Puerto Rico), 421 international salons, 95 hair restoration centers and approximately 2,700 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	December 31, 2009	June 30, 2009
	(Dollars in thousands)
North American salons	$985,204	$966,596
International salons	58,273	49,779
Hair restoration centers	292,784	293,017
Unallocated corporate	606,033	583,094
Consolidated	$1,942,294	$1,892,486

	For the Three Months Ended December 31, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$390,318	$28,366	$16,441	$—	$435,125
Product	100,614	11,980	18,077	—	130,671
Royalties and fees	8,969	—	600	—	9,569
	499,901	40,346	35,118	—	575,365
Operating expenses:
Cost of service	224,952	14,854	9,006	—	248,812
Cost of product	50,828	6,109	5,483	—	62,420
Site operating expenses	42,298	2,744	1,367	—	46,409
General and administrative	29,776	3,460	8,794	30,581	72,611
Rent	73,067	9,730	2,235	466	85,498
Depreciation and amortization	18,131	1,538	3,061	4,780	27,510
Goodwill impairment	—	—	—	—	—
Lease termination costs	42	—	—	—	42
Total operating expenses	439,094	38,435	29,946	35,827	543,302

Operating income (loss)	60,807	1,911	5,172	(35,827)	32,063

Other income (expense):
Interest expense	—	—	—	(9,069)	(9,069)
Interest income and other, net	—	—	—	1,411	1,411
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$60,807	$1,911	$5,172	$(43,485)	$24,405

	For the Three Months Ended December 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$399,961	$28,823	$16,294	$—	$445,078
Product	102,491	12,445	17,838	—	132,774
Royalties and fees	8,961	—	613	—	9,574
	511,413	41,268	34,745	—	587,426
Operating expenses:
Cost of service	232,126	15,670	9,042	—	256,838
Cost of product	52,762	7,052	5,264	—	65,078
Site operating expenses	42,801	3,535	1,284	—	47,620
General and administrative	30,086	4,387	7,750	30,308	72,531
Rent	69,057	10,088	2,272	564	81,981
Depreciation and amortization	18,538	1,466	2,780	4,735	27,519
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	847	—	—	—	847
Total operating expenses	446,217	83,859	28,392	35,607	594,075

Operating income (loss)	65,196	(42,591)	6,353	(35,607)	(6,649)

Other income (expense):
Interest expense	—	—	—	(10,878)	(10,878)
Interest income and other, net	—	—	—	3,462	3,462
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$65,196	$(42,591)	$6,353	$(43,023)	$(14,065)

(1)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

	For the Six Months Ended December 31, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$795,459	$56,559	$32,385	$—	$884,403
Product	217,764	22,586	36,474	—	276,824
Royalties and fees	18,456	—	1,232	—	19,688
	1,031,679	79,145	70,091	—	1,180,915
Operating expenses:
Cost of service	457,404	29,411	17,966	—	504,781
Cost of product	119,460	11,518	10,937	—	141,915
Site operating expenses	91,048	5,415	2,622	—	99,085
General and administrative	57,563	6,295	17,215	64,098	145,171
Rent	146,660	19,134	4,517	1,012	171,323
Depreciation and amortization	36,051	3,038	6,075	9,537	54,701
Goodwill impairment	—	—	—	—	—
Lease termination costs	67	3,552	—	—	3,619
Total operating expenses	908,253	78,363	59,332	74,647	1,120,595

Operating income (loss)	123,426	782	10,759	(74,647)	60,320

Other income (expense):
Interest expense	—	—	—	(36,385)	(36,385)
Interest income and other, net	—	—	—	3,643	3,643
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$123,426	$782	$10,759	$(107,389)	$27,578

	For the Six Months Ended December 31, 2008(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$817,511	$64,221	$32,381	$—	$914,113
Product	205,204	25,494	36,259	—	266,957
Royalties and fees	18,633	—	1,252	—	19,885
	1,041,348	89,715	69,892	—	1,200,955
Operating expenses:
Cost of service	471,781	34,421	17,713	—	523,915
Cost of product	105,676	14,078	10,943	—	130,697
Site operating expenses	87,141	6,179	2,702	—	96,022
General and administrative	61,656	8,554	16,454	63,631	150,295
Rent	146,364	22,434	4,324	1,070	174,192
Depreciation and amortization	36,730	3,282	5,484	9,291	54,787
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	1,998	—	—	—	1,998
Total operating expenses	911,346	130,609	57,620	73,992	1,173,567

Operating income (loss)	130,002	(40,894)	12,272	(73,992)	27,388

Other income (expense):
Interest expense	—	—	—	(21,098)	(21,098)
Interest income and other, net	—	—	—	5,197	5,197
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$130,002	$(40,894)	$12,272	$(89,893)	$11,487

(1)     As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods reflect Trade Secret as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2009 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2009 and 2008 and of cash flows for the six month periods ended December 31, 2009 and 2008.  These interim financial statements are the responsibility of the Company’s management.

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

As discussed in Note 4 to the Condensed Consolidated Financial Statements, Regis Corporation changed the manner it which it measures fair value for certain financial assets and liabilities effective July 1, 2008 and certain nonfinancial assets and liabilities effective July 1, 2009.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2009, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 28, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2009, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 9, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of December 31, 2009, we owned, franchised or held ownership interests in approximately 12,800 worldwide locations. Our locations consisted of 10,010 system wide North American and international salons, 95 hair restoration centers and approximately 2,700 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,589 salons, including 2,045 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 421 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 95 North American locations, including 33 franchise locations. As of December 31, 2009, we had approximately 57,000 corporate employees worldwide.

On February 16, 2009, we sold our Trade Secret salon concept (Trade Secret).  We concluded, after a comprehensive review of strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company’s North America reportable segment.  The sale of Trade Secret included sale of Cameron Capital I, Inc. (CCI). CCI owned and operated PureBeauty and BeautyFirst salons which were acquired by us on February 20, 2008.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of December 31, 2009.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of December 31, 2009, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 94 accredited cosmetology schools with annual revenues of approximately $130 million.

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

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2009.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to December 31, 2009, we acquired 8,022 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2009 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, the cost of product used and sold, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2009 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and six months ended December 31, 2009.

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

We have experienced a decline in same-store sales which has negatively impacted our operating results during the year ended June 30, 2009 and three and six months ended December 31, 2009. The most significant decline in our same-store sales was within our Regis salon concept.  In addition, subsequent to December 31, 2009, the fair value of our stock continued to trade below book value per share.

For the three months ended December 31, 2009, the Regis salon concept reported same-store sales of negative 10.0 percent which was below its budgeted same-store sales. As a result of the lower than expected same-store sales, the Company performed the first step of a goodwill impairment test by comparing the carrying value of the Regis salon concept reporting unit, including goodwill to its estimated fair value as of December 31, 2009. There was no impairment of the Regis salon concept reporting unit goodwill as a result of the interim impairment test as the fair value was estimated to be approximately $26.0 million or 14.0 percent above carrying value.

A summary of the critical assumptions utilized during the interim impairment test of the Regis reporting unit as of December 31, 2009 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of negative 6.8 percent to positive 2.5 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

Allocated corporate overhead.  Corporate overhead incurred by the home office based on the number of Regis company-owned salons as a percent of total company-owned salons.

Long-term growth. A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions.

Discount rate.  A discount rate of 12.0 percent based of the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

As a result of the higher likelihood of impairment of the Regis salon concept’s goodwill and sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$15,000
Same-Store Sales	(1.0)%	10,000

During the three months ended December 31, 2009 and subsequent, the fair value of the Company’s stock continues to fluctuate and regularly trades below our book value per share. Adverse changes in expected operating results, an extended period of the Company’s stock trading significantly below book value per share, and unfavorable changes in other economic factors may result in impairment of goodwill in future periods.

A summary of the Company’s goodwill balance as of December 31, 2009 by reporting unit is as follows:

Reporting Unit	(Dollars in thousands)

Regis	$136,563
MasterCuts	4,652
SmartStyle	48,374
Supercuts	120,517
Promenade	310,213
Total North America Salons	620,319
Hair Restoration Centers	149,375
Total	$769,694

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009

•                  Revenues decreased 2.1 percent to $575.4 million and consolidated same-store sales decreased 3.7 percent. The Company continued to experience a decline in customer visitation as a result of the continued global economic decline, partially offset by an increase in average ticket price.

•                  We acquired 2 corporate salon locations, both of which were franchise location buybacks. We built 38 corporate locations and closed, converted or relocated 57 locations. Our franchisees constructed 20 locations and closed, sold back to us, converted or relocated 25 locations. As of December 31, 2009, we had 7,965 company-owned locations, 2,045 franchise locations and 95 hair restoration centers (62 company-owned and 33 franchise locations).

•                  The Company recorded a $1.9 million reduction to our self-insurance accruals resulting from a change in estimate of prior years’ workers’ compensation and other insurance claim reserves as a result of successful safety and return-to-work programs.

RESULTS OF OPERATIONS

As of December 31, 2008 the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods reflect Trade Secret as a discontinued operation. The following discussion of results of operations reflect results from continuing operations. Discontinued operations is discussed at the end of this section.

Consolidated Results of Continuing Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2009	2008	2009	2008
Service revenues	75.6%	75.8%	74.9%	76.1%
Product revenues	22.7	22.6	23.4	22.2
Franchise royalties and fees	1.7	1.6	1.7	1.7

Operating expenses:
Cost of service (1)	57.2	57.7	57.1	57.3
Cost of product (2)	47.8	49.0	51.3	49.0
Site operating expenses	8.1	8.1	8.4	8.0
General and administrative	12.6	12.3	12.3	12.5
Rent	14.9	14.0	14.5	14.5
Depreciation and amortization	4.8	4.7	4.6	4.6
Goodwill impairment	—	7.1	—	3.5
Lease termination costs	0.0	0.1	0.3	0.2

Operating income (loss)	5.6	(1.1)	5.1	2.3

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	4.2	(2.4)	2.3	1.0
Income (loss) from continuing operations	3.2	(4.4)	1.9	(0.8)
Income (loss) from discontinued operations	—	(20.0)	0.3	(9.9)
Net income (loss)	3.2	(24.4)	2.2	(10.7)

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 2.1 percent to $575.4 million during the three months ended December 31, 2009 and decreased 1.7 percent to $1,180.9 million during the six months ended December 31, 2009. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended December 31,
	Three Months		Six Months
	2009	2008	2009	2008
	(Dollars in thousands)
North American salons:
Regis	$108,470	$121,020	$219,071	$243,343
MasterCuts	41,181	42,083	82,273	85,514
SmartStyle	128,504	127,785	259,778	259,041
Supercuts	76,978	74,954	156,048	153,225
Promenade (3)	144,768	145,571	314,509	300,225
Total North American salons (2)	499,901	511,413	1,031,679	1,041,348
International salons	40,346	41,268	79,145	89,715
Hair restoration centers	35,118	34,745	70,091	69,892
Consolidated revenues	$575,365	$587,426	$1,180,915	$1,200,955
Percent change from prior year	(2.1)%	(4.4)%	(1.7)%	(1.7)%
Salon same-store sales decrease (1)	(3.7)%	(3.8)%	(4.1)%	(1.9)%

The percent changes in consolidated revenues during the three and six months ended December 31, 2009 and 2008, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	0.7%	6.1%	1.1%	6.5%
Organic	(2.5)	(4.7)	(1.5)	(3.8)
Foreign currency	0.7	(2.8)	(0.4)	(1.6)
Franchise revenues (2)	0.0	(1.8)	0.0	(1.7)
Closed salons (2)	(1.0)	(1.2)	(0.9)	(1.1)
	(2.1)%	(4.4)%	(1.7)%	(1.7)%

(1)

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

(3)

Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that we would supply product to the purchaser of Trade Secret at cost for a transition period. For the three and six months ended December 31, 2009, we generated revenue of $0.0 and $20.0 million in product revenues, which represented 0.0 and 1.7 percent of consolidated revenues. The agreement was substantially complete as of September 30, 2009.

We acquired 77 salons (including seven franchise salon buybacks) during the twelve months ended December 31, 2009. The organic decrease was primarily due to the salon same-store sales decrease of 3.7 percent, partially offset by the construction of 178 company-owned salons during the twelve months ended December 31, 2009. We closed 289 salons (including 58 franchise salons) during the twelve months ended December 31, 2009.

During the three months ended December 31, 2009, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound, and Euro, as compared to the exchange rates for the comparable prior periods.  During the six months ended December 31, 2009, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and Euro, partially offset by the strengthening of the United States dollar against the British pound, as compared to the exchange rates for the comparable prior periods. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and six months ended December 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$435,125	$(9,953)	(2.2)%
2008	445,078	(5,773)	(1.3)
Six Months
2009	$884,403	$(29,710)	(3.3)%
2008	914,113	10,499	1.2

The decrease in service revenues during the three months ended December 31, 2009 was due to same-store service sales decreasing 3.9 percent, as many consumers have continued to lengthen their visitation pattern due to the economy.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months, increase in average ticket, and the weakening of the United States dollar against the Canadian dollar during the three months ended December 31, 2009.

The decrease in service revenues during the six months ended December 31, 2009 was due to same-store service sales decreasing 4.0 percent, as many consumers have continued to lengthen their visitation pattern due to the economy and the strengthening of the United States dollar against the British pound during the six months ended December 31, 2009.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and increase in average ticket.

The decrease in service revenues during the three months ended December 31, 2008 was due to same-store service sales decreasing 3.0 percent.  Same-store service sales decreased 3.0 percent due to a significant decline in customer visits, primarily in the month of December. Also, service revenues decreased due to the strengthening of the United States dollar against the Canadian dollar, Euro and British pound and deconsolidation of the European franchise salon operations on January 31, 2008.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and an increase in average ticket.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and six months ended December 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$130,671	$(2,103)	(1.6)%
2008	132,774	(9,482)	(6.7)
Six Months
2009	$276,824	$9,867	3.7%
2008	266,957	(8,959)	(3.2)

The decrease in product revenues during the three months ended December 31, 2009 was due to same-store product sales decreasing 2.9 percent.

The growth in product revenues during the six months ended December 31, 2009 was due to product sales of $20.0 million to the purchaser of Trade Secret, partially offset by same-store sales decrease of 4.3 percent.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2009	$9,569	$(5)	(0.1)%
2008	9,574	(11,985)	(55.6)
Six Months
2009	$19,688	$(197)	(1.0)%
2008	19,885	(22,581)	(53.2)

Total franchise locations open at December 31, 2009 were 2,078, including 33 franchise hair restoration centers, as compared to 2,073, including 33 franchise hair restoration centers, at December 31, 2008. We purchased seven of our franchise salons and zero franchise hair restoration centers during the twelve months ended December 31, 2009.

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

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2009 and 2008 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$254,564	45.0%	$(1,372)	(0.5)%	70
2008	255,936	44.3	(8,733)	(3.3)	(30)
Six Months
2009	$514,531	44.3%	$(11,927)	(2.3)%	(30)
2008	526,458	44.6	(4,369)	(0.8)	(40)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and six months ended December 31, 2009 and 2008 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$186,313	42.8%	$(1,927)	(1.0)%	50
2008	188,240	42.3	(3,209)	(1.7)	(20)
Six Months
2009	$379,622	42.9%	$(10,576)	(2.7)%	20
2008	390,198	42.7	2,639	0.7	(20)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in service margin as a percent of service revenues during the three and six months ended December 31, 2009 was primarily due to the benefit of the new leveraged salon pay plans implemented in the 2009 calendar year, partially offset by planned increases in salon health insurance costs.

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

Product Margin (Excluding Depreciation).  Product margin for the three and six months ended December 31, 2009 and 2008 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$68,251	52.2%	$555	0.8%	120
2008	67,696	51.0	(5,524)	(7.5)	(50)
Six Months
2009	$134,909	48.7%	$(1,351)	(1.0)%	(230)
2008	136,260	51.0	(7,008)	(4.9)	(90)

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

We sold Trade Secret, Inc. on February 16, 2009.  The agreement included a provision that we would supply product to the purchaser at cost for a transition period.  The agreement was substantially complete as of September 30, 2009.

	For the Periods Ended December 31,
	Three Months		Six Months
Breakout of Product Revenue	2009	2008	2009	2008
Product	$130,671	$132,774	$256,862	$266,957
Product sold to purchaser of Trade Secret	—	—	19,962	—
Total product revenues	$130,671	$132,774	$276,824	$266,957

	For the Periods Ended December 31,
	Three Months		Six Months
Breakout of Cost of Product	2009	2008	2009	2008
Cost of product	$62,420	$65,078	$121,953	$130,697
Cost of product sold to purchaser of Trade Secret	—	—	19,962	—
Total cost of product	$62,420	$65,078	$141,915	$130,697

	For the Periods Ended December 31,
	Three Months		Six Months
Product Margin as % of Product Revenues	2009	2008	2009	2008
Margin on product other than sold to purchaser of Trade Secret	52.2%	51.0%	52.5%	51.0%
Margin on product sold to purchaser of Trade Secret	—	—	—	—
Total product margin	52.2%	51.0%	48.7%	51.0%

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three and six months ended December 31, 2009 was due to higher gross margins on promotional items, as well as a planned reduction in commissions paid to new employees on retail product sales.

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

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and six months ended December 31, 2009 and 2008 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$46,409	8.1%	$(1,211)	(2.5)%	—
2008	47,620	8.1	3,541	8.0	90
Six Months
2009	$99,085	8.4%	$3,063	3.2%	40
2008	96,022	8.0	2,612	2.8	40

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

Site operating expense as a percent of consolidated revenues during the three months ended December 31, 2009 was consistent with prior year site operating expense as a percent of consolidated revenues. Cost savings initiatives in freight and salon repairs areas mitigated negative leverage due to negative same-store sales. Self insurance expense increased during the six months ended December 31, 2009.  The Company recorded a reduction in self insurance accruals of $1.9 million in the six months ended December 31, 2009 compared to a $6.7 million reduction in the six months ended December 31, 2009.  The increase in self insurance expense was offset by the rubbish removal and utilities that we pay our landlords including six months expense during the three months ended December 31, 2008 due to the reclassification from rent expense.

The basis point increase in site operating expenses as a percent of consolidated revenues during the six months ended December 31, 2009 was primarily due to higher self insurance expense.  The Company recorded a reduction in self insurance accruals of $1.9 million in the six months ended December 31, 2009 compared to a $6.7 million reduction in the six months ended December 31, 2008. In addition, the Company settled two legal claims related to customer and employee matters totaling $3.6 million during the six months ended December 31, 2009.  Partially offsetting the decrease was cost savings initiatives realized in freight and salon repairs areas.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and six months ended December 31, 2009 and 2008 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$72,611	12.6%	$80	0.1%	30
2008	72,531	12.3	(10,529)	(12.7)	(120)
Six Months
2009	$145,171	12.3%	$(5,124)	(3.4)%	(20)
2008	150,295	12.5	(16,021)	(9.6)	(110)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended December 31, 2009 was primarily due to negative leverage from the decrease in same-store sales, an increase in Hair Club advertising, partially offset by the continuation of cost savings initiatives implemented by the Company.

The basis point improvement in G&A costs as a percent of consolidated revenues during the six months ended December 31, 2009 was due to the continuation of cost savings initiatives implemented by the Company and a reduction in marketing expense, partially offset by negative leverage due to negative same-store sales.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2009 and 2008, was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$85,498	14.9%	$3,517	4.3%	90
2008	81,981	14.0	(7,210)	(8.1)	(50)
Six Months
2009	$171,323	14.5%	$(2,869)	(1.6)%	—
2008	174,192	14.5	(2,248)	(1.3)	10

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues during the three months ended December 31, 2009 was primarily due to the expense for the three months ended December 31, 2008 benefiting from a reclassification of six months of rubbish removal and utilities expense to site operating expense.  The negative leverage in this fixed cost category was offset by a reduction in our percentage rent payments, both due to negative same-store sales.

Rent expense as a percent of consolidated revenues during the six months ended December 31, 2009 was consistent with prior year rent expense as a percent of consolidated revenues as negative leverage in this fixed cost category was offset by a reduction in our percentage rent payments, both due to negative same-store sales.

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

The basis point increase in rent expense as a percent of consolidated revenues during the six months ended December 31, 2008 is primarily due to negative leverage in this fixed cost category due to negative same-store sales.  Partially offsetting the basis point increase was the reclassification to site operating expense for rubbish removal and utilities as discussed above.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2009 and 2008 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$27,510	4.8%	$(9)	(0.0)%	10
2008	27,519	4.7	(735)	(2.6)	10
Six Months
2009	$54,701	4.6%	$(86)	(0.2)%	—
2008	54,787	4.6	(1,750)	(3.1)	—

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three months ended December 31, 2009 was primarily due to negative leverage from the decrease in same-store sales, partially offset by a decrease in depreciation due to the reduced level of capital and acquisition expenditures during the twelve months ended December 31, 2009.

Depreciation and amortization as a percent of consolidated revenues during the six months ended December 31, 2009 was consistent with prior year depreciation and amortization expense as a percent of consolidated revenues.

The basis point increase in D&A as a percent of consolidated revenues during the three months ended December 31, 2008 was primarily due to the decrease in same-store-sales. D&A as a percent of consolidated revenues during the six months ended December 31, 2008 was consistent with prior year D&A as a percent of consolidated revenues.

Goodwill impairment

Goodwill impairment charges for the three and six months ended December 31, 2009 and 2008 were as follows:

	Goodwill	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$—	—%	$(41,661)	(100.0)%	(710)
2008	41,661	7.1	41,661	100.0	710
Six Months
2009	$—	—%	$(41,661)	(100.0)%	(350)
2008	41,661	3.5	41,661	100.0	350

(1)          Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

During the three and six months ended December 31, 2008, the Company recorded a $41.7 million goodwill impairment charge related to the salon concepts in the United Kingdom. The performance challenges of the international salon operations indicated that the estimated fair value of the international salon operations was less than the carrying value of this reporting unit’s net assets, including goodwill as of the interim testing date. There is no remaining goodwill recorded within the salon concepts in the United Kingdom.

Lease Termination Costs

Lease termination costs for the three and six months ended December 31, 2009 and 2008 were as follows:

	Lease termination	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$42	0.0%	$(805)	(95.0)%	(10)
2008	847	0.1	847	100.0	10
Six Months
2009	$3,619	0.3%	$1,621	81.1%	10
2008	1,998	0.2	1,998	100.0	20

(1)          Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The lease termination costs are associated with the Company’s plan to close underperforming United Kingdom company-owned salons in fiscal year 2010 and underperforming company-owned salons in fiscal year 2009. During the three and six months ended December 31, 2009 we closed 17 and 32 salons, respectively. During the three and six months ended December 31, 2008 we closed 19 and 35 salons, respectively.  See further discussion within Note 8 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three and six months ended December 31, 2009 and 2008 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$9,069	1.6%	$(1,809)	(16.6)%	(30)
2008	10,878	1.9	(838)	(7.2)	—
Six Months
2009	$36,385	3.1%	$15,287	72.5%	130
2008	21,098	1.8	(1,131)	(5.1)	—

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended December 31, 2009 was primarily due to decreased debt levels as compared to the three months ended December 31, 2008.

The basis point increase in interest expense as a percent of consolidated revenues during the six months ended December 31, 2009 was due to $18.0 million of make-whole payments and other fees associated with the repayment of private placement debt.

Interest expense as a percent of consolidated revenues during the three and six months ended December 31, 2008 was consistent with prior year interest as a percent of consolidated revenues.

Interest Income and Other, net

Interest income and other, net for the three and six months ended December 31, 2009 and 2008 was as follows:

		Income as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$1,411	0.2%	$(2,051)	(59.2)%	(40)
2008	3,462	0.6	1,372	65.6	30
Six Months
2009	$3,643	0.3%	$(1,554)	(29.9)%	(10)
2008	5,197	0.4	952	22.4	10

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in interest income and other, net as a percent of consolidated revenues during the three and six months ended December 31, 2009 was primarily due to less of a foreign currency transaction gain on the notes due from certain affiliated companies compared to the comparable prior fiscal periods, partially offset by $1.1 and $3.0 million, respectively, received for warehouse and administrative services from the purchaser of Trade Secret.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three and six months ended December 31, 2008 was primarily due to change in foreign currency rates with loans made to affiliated companies compared to the comparable prior fiscal periods, partially offset by decrease in interest income due to a decline in interest rates.

Income Taxes

Our reported effective income tax rate for the three and six months ended December 31, 2009 and 2008 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	(Decrease) Increase
Three Months
2009	36.5%	(3,020)
2008	66.7	3,020
Six Months
2009	38.2%	(13,020)
2008	168.4	13,250

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three and six months ended December 31, 2009 was due primarily to the additional $11.4 million of tax expense recorded in the three months ended December 31, 2008 resulting from the $41.7 million goodwill impairment of the salon concept located in the United Kingdom.

The basis point increase in our overall effective income tax rate for the three and six months ended December 31, 2008 was due primarily to substantially all of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for each of the three and six month periods ended December 31, 2008.

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in EEG, Provalliance, and other equity method investments, for the three and six months ended December 31, 2009 and 2008, was as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Equity in income (loss)	Dollar	Percentage
		(Dollars in thousands)
Three Months
2009	$2,657	$4,995	213.6%
2008	(2,338)	(2,724)	(705.7)
Six Months
2009	$5,714	$7,560	409.5%
2008	(1,846)	(1,898)	(3,650.0)

The increase in equity in income during the three and six months ended December 31, 2009 was a result of the Company’s share of EEG’s increased net income over the comparable prior period.  In addition, during the three and six months ended December 31, 2008, the Company recorded equity in loss from Intelligent Nutrients, LLC.  The investment in Intelligent Nutrients, LLC was impaired for the full carrying value during the second quarter of fiscal year 2009 and as a result, the Company no longer recorded any additional equity in loss related to Intelligent Nutrients, LLC.  Effective December 31, 2009, the Company transferred its ownership interest in Intelligent Nutrients, LLC to the other shareholder.

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three and six months ended December 31, 2009 and 2008 was as follows:

	Income (loss) from	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	discontinued operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2009	$—	$117,466	100.0%
2008	(117,466)	(119,297)	(6,515.4)
Six Months
2009	$3,161	$122,227	102.7%
2008	(119,066)	(122,048)	(4,092.8)

During the quarter ended December 31, 2008, we concluded that Trade Secret was held for sale and presented as a discontinued operation for all comparable prior periods.

During the six months ended December 31, 2009, the Company corrected the tax basis of its Trade Secret legal entity which resulted in an incremental $3.0 million tax benefit which was recorded in discontinued operations.

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

During the three and six months ended December 31, 2009, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar and Euro as compared to the comparable prior periods. The British pound strengthened for the three months ended December 31, 2009 which favorably impacted revenues and weakened for the six months ended December 31, 2009, which had an unfavorable impact on revenues. During the three and six months ended December 31, 2008, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
	(Dollars in thousands)
Three Months
Canadian dollar	$3,846	$(6,938)	$601	$(1,122)
British pound	499	(10,355)	(194)	6,451
Euro	156	(132)	40	(63)
Total	$4,501	$(17,425)	$447	$5,266
Six Months
Canadian dollar	$1,406	$(6,303)	$227	$(1,019)
British pound	(5,636)	(12,810)	61	6,398
Euro	30	77	—	72
Total	$(4,200)	$(19,036)	$288	$5,451

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and six months ended December 31, 2009 and 2008 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same-Store Sales Increase
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2009	$499,901	$(11,512)	(2.3)%	(4.0)%
2008	511,413	2,908	0.6	(3.3)
Six Months
2009	$1,031,679	$(9,669)	(0.9)%	(4.4)%
2008	1,041,348	20,917	2.0	(1.6)

The percentage increases (decreases) during the three and six months ended December 31, 2009 and 2008 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	0.8%	6.8%	1.2%	6.9%
Organic	(3.4)	(4.1)	(1.8)	(3.7)
Foreign currency	0.8	(1.4)	0.2	(0.6)
Franchise revenues	—	—	—	—
Closed salons	(0.5)	(0.7)	(0.5)	(0.6)
	(2.3)%	0.6%	(0.9)%	2.0%

We acquired 77 North American salons during the twelve months ended December 31, 2009, including seven franchise buybacks. The decline in organic was the result of same-store sales decrease of 4.0 and 4.4 percent for the three and six months ended December 31, 2009, respectively. The foreign currency impact during the three and six months ended December 31, 2009 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 321 North American salons during the twelve months ended December 31, 2008, including 159 franchise buybacks. The decline in organic was the result of same-store sales decrease of 3.3 and 1.6 percent for the three and six months ended December 31, 2008, respectively, and the deconsolidation of EEG on August 1, 2007. The foreign currency impact during the three and six months ended December 31, 2008 was driven by the strengthening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$60,807	12.2%	$(4,389)	(6.7)%	(50)
2008	65,196	12.7	(1,763)	(2.6)	(50)
Six Months
2008	$123,426	12.0%	$(6,576)	(5.1)%	(50)
2007	130,002	12.5	(4,404)	(3.3)	(70)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended December 31, 2009 was primarily due negative leverage in fixed cost categories due to negative same-store sales and higher self insurance expense. The Company recorded a reduction in self insurance accruals of $1.9 million in the three months ended December 31, 2009 compared to a $6.7 million reduction in the three months ended December 31, 2008.   The negative leverage for the three months ended December 31, 2009 was partially offset by the Company’s costs savings initiatives and gross margin improvement.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the six months ended December 31, 2009 was primarily due negative leverage in fixed cost categories due to negative same-store sales and the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, higher self insurance expense (the Company recorded a reduction in self insurance accruals of $1.9 million in the six months ended December 31, 2009 compared to a $6.7 million reduction in the six months ended December 31, 2008) , partially offset by the Company’s costs savings initiatives.

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

International Salons

International Salon Revenues.  Total international salon revenues for the three and six months ended December 31, 2009 and 2008 were as follows:

		(Decrease) Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2009	$40,346	$(922)	(2.2)%	(1.6)%
2008	41,268	(31,788)	(43.5)	(10.7)
Six Months
2009	$79,145	$(10,570)	(11.8)%	(3.2)%
2008	89,715	(46,622)	(34.2)	(7.2)

The percentage increases (decreases) during the three and six months ended December 31, 2009 and 2008 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	—%	—%	—%	2.1%
Organic	4.6	(8.8)	1.1	(6.4)
Foreign currency	1.6	(14.4)	(6.3)	(9.3)
Franchise revenues	—	(14.6)	—	(14.9)
Closed salons	(8.4)	(5.7)	(6.6)	(5.7)
	(2.2)%	(43.5)%	(11.8)%	(34.2)%

We did not acquire any international salons during the twelve months ended December 31, 2009. The increase in organic was primarily due to the rebranding of certain salons that had previously been operating under a different salon concept, partially offset by same-store sales decreases of 1.6 and 3.2 percent during the three and six months ended December 31, 2009. The foreign currency impact during the three months ended December 31, 2009 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the comparable prior period.  The foreign currency impact during the six months ended December 31, 2009 was primarily driven by the strengthening of the United States dollar against the British pound as compared to the comparable prior period. We closed 48 company-owned salons during the twelve months ended December 31, 2009.

We did not acquire any international salons during the twelve months ended December 31, 2008. The decrease in organic was primarily due to same-store sales decreases of 10.7 and 7.2 percent during the three and six months ended December 31, 2008. The foreign currency impact during the three and six months ended December 31, 2008 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the comparable prior period. The decrease in franchise revenues and closed salons was due to the merger of our continental European franchise salon operations with the Franck Provost Salon Group on January 31, 2008.

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$1,911	4.7%	$44,502	104.5%	10,790
2008	(42,591)	(103.2)	(49,072)	(757.2)	(11,210)
Six Months
2009	$782	1.0%	$41,676	101.9%	4,660
2008	(40,894)	(45.6)	(51,515)	(485.0)	(5,340)

(1)          Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three and six months ended December 31, 2009 was primarily due to the goodwill impairment of the United Kingdom division recorded in the comparable prior periods. In addition, international salon operating income as a percent of international salon revenues improved as the result of the continuation of the Company’s expense control, payroll management and the Company’s planned closure of underperforming United Kingdom salons during the three and six months ended December 31, 2009.

The basis point decrease in international salon operating income as a percent of international salon revenues during the three and six months ended December 31, 2008 was primarily due to the goodwill impairment of the United Kingdom division, the deconsolidation of our European franchise salon operations, and greater negative same-store sales than comparable prior periods.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and six months ended December 31, 2009 and 2008 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales (Decrease)
Periods Ended December 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2009	$35,118	$373	1.1%	0.1%
2008	34,745	1,640	5.0	(1.5)
Six Months
2009	$70,091	$199	0.3%	(0.9)%
2008	69,892	4,664	7.2	(0.2)

The percentage increases (decreases) during the three and six months ended December 31, 2009 and 2008, were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2009	2008	2009	2008
Acquisitions (previous twelve months)	—%	8.5%	0.4%	9.6%
Organic	1.4	(2.1)	0.3	(0.7)
Franchise revenues	(0.3)	(1.4)	(0.4)	(1.7)
	1.1%	5.0%	0.3%	7.2%

We did not acquire any hair restoration centers through franchise buybacks during the twelve months ended December 31, 2009.  Hair restoration revenues increased during the three and six month periods ended December 31, 2009 construction of one new corporate location during the twelve months ended December 31, 2009. Organic increased due to the one new corporate location and same-store sales increases of 0.1 percent during the three months ended December 31, 2009.

Hair restoration revenues increased during the three and six month periods ended December 31, 2008 due to acquisition of seven hair restoration centers through franchise buybacks and construction of four new corporate locations during the twelve months ended December 31, 2008. Organic decreased due to negative same-store sales. Franchise revenues decreased due to the reduction in franchise centers.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and six months ended December 31, 2009 and 2008 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2009	$5,172	14.7%	$(1,181)	(18.6)%	(360)
2008	6,353	18.3	(663)	(9.5)	(290)
Six Months
2009	$10,759	15.4%	$(1,513)	(12.3)%	(220)
2008	12,272	17.6	(1,700)	(12.2)	(380)

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three and six months ended December 31, 2009 is primarily due to an increase in advertising spend.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	(Decrease) Increase (1)
December 31, 2009	31.7%	(1,240)
June 30, 2009	44.1	20

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of December 31, 2009 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during the six months ended December 31, 2009.

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

Total assets at December 31, 2009 and June 30, 2009 were as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2009	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,942,294	$1,892,486	$49,808	2.6%

(1)          Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2009, total assets increased as a result of cash flows from operations.

Total shareholders’ equity at December 31, 2009 and June 30, 2009 was as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2009	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$1,014,902	$802,860	$212,042	26.4%

(1)             Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2009, equity increased primarily as a result of the issuance of $163.6 million in common stock, the $24.7 million ($15.4 million net of tax) equity component of the convertible debt, and the $25.9 million of earnings during the six months ended December 31, 2009.

Cash Flows

As we reconciled to net (loss) income per the Condensed Consolidated Statement of Cash Flows, the presentation for the six months ended December 31, 2008 below includes the operations of Trade Secret.

Operating Activities

Net cash provided by operating activities was $77.3 and $74.0 million during the six months ended December 31, 2009 and 2008, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2009	2008
	(Dollars in thousands)
Net (loss) income	$25,926	$(128,765)
Depreciation and amortization	54,701	62,629
Equity in (income) loss of affiliated companies	(5,714)	1,846
Deferred income taxes	(3,240)	(59,808)
Impairment on discontinued operations	(154)	171,004
Goodwill impairment	—	41,661
Receivables	19,925	(3,072)
Inventories	(1,689)	(19,318)
Income tax receivable	11,854	1,875
Other current assets	4,935	(3,761)
Other assets	(32,063)	2,865
Accounts payable and accrued expenses	(9,092)	3,672
Other non-current liabilities	4,330	2,136
Other	7,602	1,010
	$77,321	$73,974

During the six months ended December 31, 2009, cash provided by operating activities was higher than the corresponding period of the prior fiscal year due to an improvement in working capital, primarily related to income tax payments received.  In addition, the inventory build for the holidays during the three months ended December 31, 2009 was not as high as the prior fiscal year.

Investing Activities

Net cash used in investing activities was $8.9 and $75.9 million during the six months ended December 31, 2009 and 2008, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2009	2008
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(3,046)	$(23,069)
Capital expenditures for the corporate office (including all technology-related expenditures)	(2,202)	(11,309)
Capital expenditures for new salon construction	(19,098)	(14,415)
Proceeds from sale of assets	32	28
Business and salon acquisitions	(684)	(30,965)
Proceeds from loans and investments	16,099	9,793
Disbursements for loans and investments	—	(5,971)
	$(8,899)	$(75,908)

During the six months ended December 31, 2009, cash used in investing activities was less than the corresponding period of the prior fiscal year due to the Company’s planned reduction in capital expenditures and salon acquisitions and the receipt of

$15.0 million on the revolving credit facility with EEG.  Salon acquisitions decreased to $0.7 million during the six months ended December 31, 2009 as compared to $31.0 million in the comparable prior period as the Company began reducing capital expenditures and acquisition spend due to the economic downturn during the second quarter of the prior fiscal year.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Six Months Ended December 31, 2009		For the Six Months Ended December 31, 2008
	Constructed	Acquired	Constructed	Acquired
Regis Salons	6	2	7	23
MasterCuts	6	—	12	—
Trade Secret (1)	—	—	8	—
SmartStyle	64	—	37	—
Supercuts	7	—	10	3
Promenade	12	—	20	—
International	—	—	3	—
	95	2	97	26

(1) As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All comparable periods reflect Trade Secret as a discontinued operation.

Financing Activities

Net cash used in financing activities was $2.0 and $43.2 million during the six months ended December 31, 2009 and 2008, respectively, was the result of the following:

	For the Six Months Ended December 31,
Financing Cash Flows	2009	2008
	(Dollars in thousands)
Net payments on revolving credit facilities	$(5,000)	$(102,100)
Net (payments) proceeds of long-term debt	(313,289)	63,835
Proceeds from the issuance of long-term debt, net of underwriting discount	167,325	—
Proceeds from the issuance of common stock, net of underwriting discount	156,436	2,306
Excess tax benefits from stock-based compensation plans	—	284
Dividend paid	(4,569)	(3,453)
Other	(2,878)	(4,117)
	$(1,975)	$(43,245)

During the six months ended December 31, 2009, cash used in financing activities was less than the corresponding period of the prior fiscal year due to the $167.3 and $156.4 million of net proceeds from the issuance of convertible debt and common stock, respectively, offset by the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the six months ended December 31, 2009 consisted of 6 franchise buybacks and 2 acquired corporate salons. The acquisitions during the six months ended December 31, 2008 consisted of 83 franchise buybacks, and 26 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and six months ended December 31, 2009.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2009.

Dividends

We paid dividends of $0.08 per share during the six months ended December 31, 2009 and 2008. On January 29, 2010, our Board of Directors declared a $0.04 per share quarterly dividend payable February 25, 2010 to shareholders of record on February 11, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, some of which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and notes receivable with certain affiliated companies and, to a lesser extent, changes in the Canadian dollar exchange rate. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at December 31, 2009 and June 30, 2009, respectively, the Company had the following outstanding debt balances:

	December 31,	June 30,
	2009	2009
	(Dollars in thousands)
Fixed rate debt	$425,341	$534,307
Floating rate debt	45,000	100,000
	$470,341	$634,307

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company’s variable rate debt typically represents 35 to 45 percent of the total debt portfolio.  As of December 31, 2009, the variable rate debt represented less than 10 percent of the total debt portfolio.  The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2009 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and six months ended December 31, 2009.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended December 31, 2009. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The current economic downturn has affected our financial results for the three and six months ended December 31, 2009. Our comparable same-store sales results for the three and six months ended December 31, 2009 declined 3.7 and 4.1 percent, respectively, compared to the three and six months ended December 31, 2008. During the fiscal year ended June 30, 2009 the fair value of our common stock declined such that it began trading below our book value per share. Also, we impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Hair Restoration Centers.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable same-store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and six months ended December 31, 2009 declined 3.7 and 4.1 percent, respectively, compared to the three and six months ended December 31, 2008.

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

With approximately 12,800 locations and approximately 57,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We recently issued $172,500,000 aggregate principal amount of our 5.0 percent convertible senior notes due 2014 in a public offering.  Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2009.

Item 4.  Submission of Matters to a Vote of Security Holders

On October 29, 2009, at the annual meeting of the shareholders of the Company, a vote on the election of the Company’s directors, the ratification of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm, and the transaction of such other business as may properly come up before the meeting or any adjournment or postponement thereof took place with the following results:

Election of Directors:

AUTHORITY	FOR	WITHHOLD
Rolf F. Bjelland	27,951,709	23,422,106
Paul D. Finkelstein	42,794,608	8,579,207
Thomas L. Gregory	27,956,326	23,417,489
Van Zandt Hawn	43,111,526	8,262,289
Susan S. Hoyt	27,965,317	23,408,498
David B. Kunin	43,177,187	8,196,628
Stephen Watson	28,004,573	23,369,242

Ratification of PricewaterhouseCoopers LLP as independent registered public accounting firm:

For	50,294,934
Against	1,061,709
Abstain	17,172

Approval of the Short Term Incentive Compensation Plan:

For	45,995,211
Against	1,338,447
Abstain	573,903
Broker Non-Votes	3,466,254

Amendment to the 1991 Contributory Stock Purchase Plan:

For	46,916,307
Against	409,636
Abstain	581,617
Broker Non-Votes	3,466,255

Item 6.  Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: February 9, 2010	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal
accounting officer