Form 10-Q
period 2010-03-31
REGIS CORP
filed 2010-05-10
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 5, 2010:

Common Stock, $.05 par value	57,434,084
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As Of March 31, 2010 and June 30, 2009
(In thousands, except share data)

	March 31, 2010	June 30, 2009
ASSETS
Current assets:
Cash and cash equivalents	$168,905	$42,538
Receivables, net	25,548	44,935
Inventories	152,982	158,570
Deferred income taxes	22,453	22,086
Income tax receivable	46,623	47,164
Other current assets	33,085	37,693
Total current assets	449,596	352,986

Property and equipment, net	362,494	391,538
Goodwill	737,726	764,422
Other intangibles, net	120,954	126,961
Investment in and loans to affiliates	199,270	211,400
Other assets	81,894	45,179

Total assets	$1,951,934	$1,892,486

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$76,959	$55,454
Accounts payable	59,824	62,394
Accrued expenses	160,592	156,638
Total current liabilities	297,375	274,486

Long-term debt and capital lease obligations	392,917	578,853
Other noncurrent liabilities	251,418	236,287
Total liabilities	941,710	1,089,626
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,147,390 and 43,881,364 common shares at March 31, 2010 and June 30, 2009, respectively	2,857	2,194
Additional paid-in capital	329,553	151,394
Accumulated other comprehensive income	62,850	51,855
Retained earnings	614,964	597,417

Total shareholders’ equity	1,010,224	802,860

Total liabilities and shareholders’ equity	$1,951,934	$1,892,486

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended March 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Service	$447,879	$453,301
Product	129,949	141,169
Royalties and fees	9,743	9,616
	587,571	604,086
Operating expenses:
Cost of service	255,568	259,465
Cost of product	62,061	74,217
Site operating expenses	48,280	49,864
General and administrative	72,741	69,592
Rent	85,908	85,654
Depreciation and amortization	26,552	27,384
Goodwill impairment	35,277	—
Lease termination costs	—	838
Total operating expenses	586,387	567,014

Operating income	1,184	37,072

Other income (expense):
Interest expense	(9,039)	(9,684)
Interest income and other, net	3,125	1,316

(Loss) income from continuing operations before income taxes and equity in income of affiliated companies	(4,730)	28,704

Income taxes	525	(9,667)
Equity in income of affiliated companies, net of income taxes	2,680	1,988

(Loss) income from continuing operations	(1,525)	21,025

Income (loss) from discontinued operations, net of income taxes (Note 2)	—	(12,171)

Net (loss) income	$(1,525)	$8,854

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.03)	0.49
Income (loss) from discontinued operations	—	(0.28)
Net (loss) income per share, basic	$(0.03)	$0.21

Diluted:
(Loss) income from continuing operations	(0.03)	0.49
Income (loss) from discontinued operations	—	(0.28)
Net (loss) income per share, diluted	$(0.03)	$0.21

Weighted average common and common equivalent shares outstanding:
Basic	56,301	42,905
Diluted	56,301	42,917

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Nine Months Ended March 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Service	$1,332,282	$1,367,414
Product	406,773	408,126
Royalties and fees	29,431	29,501
	1,768,486	1,805,041
Operating expenses:
Cost of service	760,349	783,380
Cost of product	203,976	204,914
Site operating expenses	147,365	145,886
General and administrative	217,912	219,887
Rent	257,298	259,846
Depreciation and amortization	81,253	82,171
Goodwill impairment	35,277	41,661
Lease termination costs	3,552	2,836
Total operating expenses	1,706,982	1,740,581

Operating income	61,504	64,460

Other income (expense):
Interest expense	(45,424)	(30,782)
Interest income and other, net	6,768	6,513

Income from continuing operations before income taxes and equity in income of affiliated companies	22,848	40,191

Income taxes	(10,002)	(29,008)
Equity in income of affiliated companies, net of income taxes	8,394	142

Income from continuing operations	21,240	11,325

Income (loss) from discontinued operations, net of income taxes (Note 2)	3,161	(131,237)

Net income (loss)	$24,401	$(119,912)

Net income (loss) per share:
Basic:
Income from continuing operations	0.38	0.26
Income (loss) from discontinued operations	0.06	(3.06)
Net income (loss) per share, basic	$0.44	$(2.80)

Diluted:
Income from continuing operations	0.38	0.26
Income (loss) from discontinued operations	0.06	(3.05)
Net income (loss) per share, diluted	$0.44	$(2.79)

Weighted average common and common equivalent shares outstanding:
Basic	55,572	42,863
Diluted	55,688	42,966

Cash dividends declared per common share	$0.12	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Nine Months Ended March 31, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income (loss)	$24,401	$(119,912)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	73,810	84,189
Amortization	7,443	7,544
Equity in income of affiliated companies	(8,394)	(142)
Deferred income taxes	574	(5,952)
Impairment on discontinued operations	(154)	183,090
Goodwill impairment	35,277	41,661
Excess tax benefits from stock-based compensation plans	—	(284)
Stock-based compensation	6,934	5,450
Amortization of debt discount and financing costs	4,978	—
Other noncash items affecting earnings	(1,298)	(4,291)
Changes in operating assets and liabilities:
Receivables	(51)	(3,808)
Inventories	5,628	(547)
Income tax receivable	541	(39,979)
Other current assets	4,872	(2,391)
Other assets	(13,130)	1,137
Accounts payable	(2,844)	(2,694)
Accrued expenses	8,738	(21,344)
Other noncurrent liabilities	3,761	(1,002)
Net cash provided by operating activities	151,086	120,725

Cash flows from investing activities:
Capital expenditures	(36,768)	(64,039)
Proceeds from sale of assets	47	51
Asset acquisitions, net of cash acquired and certain obligations assumed	(2,702)	(40,051)
Proceeds from loans and investments	16,099	17,489
Disbursements for loans and investments	—	(5,971)
Freestanding derivative settlement	736
Net cash used in investing activities	(22,588)	(92,521)

Cash flows from financing activities:
Borrowings on revolving credit facilities	337,000	4,899,600
Payments on revolving credit facilities	(342,000)	(4,973,800)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	167,325	85,000
Repayments of long-term debt and capital lease obligations	(316,597)	(83,519)
Excess tax benefits from stock-based compensation plans	—	284
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	156,843	2,307
Dividends paid	(6,854)	(5,181)
Other	(2,878)	(4,328)
Net cash used in financing activities	(7,161)	(79,637)

Effect of exchange rate changes on cash and cash equivalents	5,030	(19,131)

Increase (decrease) in cash and cash equivalents	126,367	(70,564)

Cash and cash equivalents:
Beginning of period	42,538	127,627
End of period	$168,905	$57,063

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2010 and for the three and nine months ended March 31, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2010 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of March 31, 2010 and for the three and nine month periods ended March 31, 2010 and 2009 included in this Form 10-Q, have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated May 10, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation cost for stock-based payment arrangements totaled $2.3 and $1.6 million for the three months ended March 31, 2010 and 2009 respectively, and $6.9 and $5.5 million for the nine months ended March 31, 2010 and 2009, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of March 31, 2010 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2009	1,385	$25.55
Granted	—	—
Exercised	—	—
Forfeited or expired	(70)	20.91
Outstanding at September 30, 2009	1,315	$25.80
Granted	—	—
Exercised	—	—
Forfeited or expired	(8)	31.44
Outstanding at December 31, 2009	1,307	$25.76
Granted	—	—
Exercised	(27)	15.07
Forfeited or expired	(259)	16.48
Outstanding at March 31, 2010	1,021	$28.40
Exercisable at March 31, 2010	792	$26.97

Outstanding options of 1,021,071 at March 31, 2010 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of $0.9 million and a weighted average remaining contractual term of 4.0 years.  Exercisable options of 791,771 at March 31, 2010 had an intrinsic value of $0.9 million and a weighted average remaining contractual term of 3.1 years.  Of the outstanding and unvested options, 222,040 are expected to vest with a $33.42 per share weighted average grant price, a weighted average remaining contractual life of 7.2 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2009	1,032	$26.33	1,114	$26.30
Granted	—	—	—	—
Vested/Exercised	2	23.54	—	—
Forfeited or expired	(2)	20.02	(6)	38.63
Balance, September 30, 2009	1,032	$26.34	1,108	$26.24
Granted	—	—	—	—
Vested/Exercised	2	22.56	—	—
Forfeited or expired	—	—	—	—
Balance, December 31, 2009	1,034	$26.33	1,108	$26.24
Granted	—	—	—	—
Vested/Exercised	2	22.56	—	—
Forfeited or expired	—	—	—	—
Balance, March 31, 2010	1,036	$26.33	1,108	$26.24

Outstanding and unvested RSAs of 821,198 at March 31, 2010 had an intrinsic value of $15.3 million and a weighted average remaining contractual term of 1.9 years.  Of the outstanding and unvested awards, 779,447 are expected to vest with a total intrinsic value of $14.6 million.

Outstanding and unvested RSUs of 215,000 at March 31, 2010 had an intrinsic value of $4.0 million and a weighted average remaining contractual term of 2.0 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,108,400 at March 31, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.9 years.  Exercisable SARs of 258,760 at March 31, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.6 years.  Of the outstanding and unvested rights, 819,395 are expected to vest with a $23.00 per share weighted average grant price, a weighted average remaining contractual life of 8.6 years and a total intrinsic value of zero.

During both the three and nine months ended March 31, 2010 total cash received from the exercise of share-based instruments was $0.4 million. During the three and nine months ended March 31, 2009 total cash received from the exercise of share-based instruments was zero and $2.3 million, respectively.

As of March 31, 2010, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $24.0 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.3 years as of March 31, 2010.

The total intrinsic value of all stock-based compensation that was exercised during both the three and nine months ended March 31, 2010 was $0.1 million. The total intrinsic value of all stock-based compensation that was exercised during the three and nine months ended March 31, 2009 was zero and $1.6 million, respectively.

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

For the three months ended December 31, 2009, the Regis salon concept reported same-store sales of negative 10.0 percent, which was unfavorable compared to the Company’s budgeted same-store sales. As a result of the lower than expected same-store sales, the Company performed the first step of a goodwill impairment test by comparing the carrying value of the Regis salon concept, including goodwill to its estimated fair value as of December 31, 2009.  The estimated fair value as of December 31, 2009 was approximately $26.0 million or 14.0 percent above the carrying value.

The Regis salon concept reported same-store sales results of negative 5.8 percent for the three months ended March 31, 2010, which was unfavorable compared to the Company’s budgeted same-store sales. Such results indicated customer visitation patterns were not rebounding as quickly as the Company had originally projected.  Accordingly, the Company reduced the budgeted financial projections for the remainder of fiscal 2010 and all of fiscal year 2011. The lowered projections assume the higher price point Regis salon concept remains a strong viable business that will require a longer, slower recovery.  As a result of the lowered projections for the remainder of fiscal year 2010 and all of fiscal year 2011, the estimated fair value of the Regis salon concept decreased to a level below the Regis salon concept’s carrying value.

As a result of the Company’s annual impairment testing of goodwill during the three months ended March 31, 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Regis salon concept.  After the impairment charge the Regis salon concept reporting unit has $101.3 million of goodwill.

As of March 31, 2010, the estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Regis and Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis and Promenade may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis salon concept and Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

As part of the Company’s annual impairment testing as of March 31, 2010, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

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

The adoption of the new guidance on July 1, 2009, for business combinations, did not have a material effect on the Company’s financial position, results of operations and cash flows for the three and nine months ended March 31, 2010.  The guidance may have a material impact on future fiscal periods in the event the Company’s acquisition activity increases.

Disclosures about Fair Value of Financial Instruments

In April 2009, the FASB issued guidance on disclosures about fair value of financial instruments to be presented in interim financial statements in addition to annual financial statements. The Company adopted the new disclosure guidance about fair value of financial instruments on July 1, 2009.

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).

The Company adopted the new disclosure guidance on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will be adopted by the Company on July 1, 2011. Other than the additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

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

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized $20.0 and $12.6 million of product revenues on the supply of product sold to the purchaser of Trade Secret during the nine months ended March 31, 2010 and 2009, respectively, and $1.9 and $1.0 million of other income related to the administrative services during the nine months ended March 31, 2010 and 2009, respectively. The agreement was substantially complete as of September 30, 2009. The Company currently has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $1.0 and $2.1 million of other income related to warehouse services during the three and nine months ended March 31, 2010.

As of March 31, 2010, $32.0 million was due to the Company from the purchaser of Trade Secret, $2.5 million was classified within current assets and $29.5 million was classified within other assets. During the three months ended March 31, 2010, the Company entered into a formal note receivable agreement with the purchaser of Trade Secret that requires quarterly interest payments of 8.0 percent and quarterly principal payments that escalate until the final payment in November of 2014.  Collateral for the receivables under the agreement is assets of the purchaser of Trade Secret, including property and equipment, inventory, promissory notes and cash.  The Company recognized $1.2 million of interest income related to the note receivable agreement for the nine months ended March 31, 2010.

The income (loss) from discontinued operations are summarized below:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Revenues	$—	$28,889	$—	$163,436

Income (loss) from discontinued operations, before income taxes	$—	$(12,789)	$154	$(190,234)
Income tax benefit on discontinued operations	—	618	3,007	58,997
Income (loss) from discontinued operations, net of income taxes	$—	$(12,171)	$3,161	$(131,237)

During the first quarter of fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept.  The Company does not believe the adjustment is material to its results of operations for the nine months ended March 31, 2010 or its financial position or results of operations of any prior periods.

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Shares in thousands)		(Shares in thousands)
Weighted average shares for basic earnings per share	56,301	42,905	55,572	42,863
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	12	116	103
Weighted average shares for diluted earnings per share	56,301	42,917	55,688	42,966

(1)            For the three months ended March 31, 2010, 220 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	821	291	821	291
RSUs (1)	215	215	215	215
	1,036	506	1,036	506
Diluted earnings per share:
Stock options (2)	770	1,533	770	905
SARs (2)	1,108	506	1,108	513
RSAs (2)	157	279	189	279
RSUs (2)	—	215	—	215
	2,035	2,533	2,067	1,912

(1)            Shares were not vested

(2)            Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the nine months ended March 31, 2010 was due to the following:

(Dollars in thousands)
Balance, June 30, 2009	$151,394
Additional paid-in capital from share offering	162,932
Equity component of convertible debt, net of taxes	15,386
Equity offering costs	(8,154)
Stock-based compensation	6,934
Exercise of stock options	406
Stock option tax benefit	313
Franchise stock incentive plan	290
Other	52
Balance, March 31, 2010	$329,553

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income (loss) for the three and nine months ended March 31, 2010 and 2009 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine months
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net (loss) income	$(1,525)	$8,854	$24,401	$(119,912)
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(16)	235	2,134	(2,865)
Cumulative foreign currency translation	(3,766)	(14,432)	8,861	(73,548)
Total comprehensive (loss) income	$(5,307)	$(5,343)	$35,396	$(196,325)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$110	$—	$110	$—
Preferred shares	3,362	—	—	3,362

LIABILITIES
Current liabilities
Derivative instruments	$79	$—	$79	$—

Long-term liabilities
Derivative instruments	$1,283	$—	$1,283	$—
Equity put option	23,232	—	—	23,232

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2009	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$1,543	$—	$1,543	$—

LIABILITIES
Current liabilities
Derivative instruments	$16	$—	$16	$—

Long-term liabilities
Derivative instruments	$5,786	$—	$5,786	$—
Equity put option	24,161	—	—	24,161

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three and nine months ended March 31, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2009	$—	$24,161	$24,161
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	1,029	1,029
Balance at September 30, 2009	$—	$25,190	$25,190
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	(551)	(551)
Balance at December 31, 2009	$—	$24,639	$24,639
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	(1,407)	(1,407)
Additions to Level 3	3,362	—	3,362
Balance at March 31, 2010	$3,362	$23,232	$26,594

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2008	$24,803	$24,803
Total realized and unrealized gains (losses):
Included in other comprehensive income	(2,120)	(2,120)
Balance at September 30, 2008	$22,683	$22,683
Total realized and unrealized gains (losses):
Included in other comprehensive income	(552)	(552)
Balance at December 31, 2008	$22,131	$22,131
Total realized and unrealized gains (losses):
Included in other comprehensive income	(1,397)	(1,397)
Balance at March 31, 2009	$20,734	$20,734

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments. The Company’s derivative instrument liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts.  The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date, as provided by sources independent from the Company. See breakout by type of contract and reconciliation to the balance sheet line item that each contract is classified within Note 7 of the Condensed Consolidated Financial Statements.

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. See further discussion within Note 6 of the Condensed Consolidated Financial Statements.  The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.  At March 31, 2010, the fair value of the equity put option was $23.2 million and is classified within other noncurrent liabilities on the balance sheet.

Preferred Shares. The Company has preferred shares in Yamano Holding Corporation. See further discussion within Note 6 of the Condensed Consolidated Financial Statements. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Condensed Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of My Style, a wholly owned subsidiary of Yamano Holding Corporation.  As of March 31, 2010 the subscription value of the preferred shares of 311,131,284 Yen ($3.4 million) represents the fair value of the preferred shares.

Financial Instruments. In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of March 31, 2010.  At March 31, 2010, the estimated fair values and carrying amounts of debt were $482.6 and $469.9 million, respectively.  The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

	March 31, 2010	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill - Regis	$101,337	$—	$—	$101,337	$(35,277)
Total	$101,337	$—	$—	$101,337	$(35,277)

Goodwill of the Regis salon concept with a carrying value of $136.6 million was written down to its implied fair value of $101.3 million, resulting in an impairment charge of $35.3 million, which was recorded during the three months ended March 31, 2010.

The assets measured at fair value on a nonrecurring basis during the nine months ended March 31, 2009 were goodwill of the salon concepts in the United Kingdom and the Company’s investment in and loans to Intelligent Nutrients, LLC. During the nine months ended March 31, 2009 the Company recorded $41.7 million and $7.8 million of impairment charges for the entire carrying value of the United Kingdom salon concept goodwill and investment in and loans to Intelligent Nutrients, LLC, respectively.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2010 and June 30, 2009:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Gross goodwill at June 30, 2009	$615,055	$41,661	$149,367	$806,083
Accumulated impairment losses (1)	—	(41,661)	—	(41,661)
Net goodwill at June 30, 2009	615,055	—	149,367	764,422
Goodwill acquired	1,842	—	—	1,842
Translation rate adjustments	6,731	—	8	6,739
Goodwill impairment (2)	(35,277)	—	—	(35,277)
Gross goodwill at March 31, 2010	623,628	41,661	149,375	814,664
Accumulated impairment losses (1)(2)	(35,277)	(41,661)	—	(76,938)
Net goodwill at March 31, 2010	$588,351	$—	$149,375	$737,726

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

(2)          As a result of the Company’s annual impairment testing of goodwill during the three months ended March 31, 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

The table below presents other intangible assets as of March 31, 2010 and June 30, 2009:

	March 31, 2010			June 30, 2009
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,870	$(11,688)	$68,182	$79,064	$(9,964)	$69,100
Customer lists	52,045	(27,304)	24,741	52,045	(23,252)	28,793
Franchise agreements	21,569	(7,404)	14,165	20,691	(6,299)	14,392
Lease intangibles	14,720	(4,298)	10,422	14,615	(3,737)	10,878
Non-compete agreements	335	(136)	199	121	(60)	61
Other	6,875	(3,630)	3,245	6,887	(3,150)	3,737
	$175,414	$(54,460)	$120,954	$173,423	$(46,462)	$126,961

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

	Weighted Average
	Amortization Period
	(In years)
	March 31, 2010	June 30, 2009
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	4
Other	18	18
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during the three months ended March 31, 2010 and 2009 and $7.4 and $7.5 million during the nine months March 31, 2010 and 2009, respectively.  As of March 31, 2010, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2010 (Remainder: three-month period)	$2,358
2011	9,688
2012	9,436
2013	9,127
2014	8,930

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the nine months ended March 31, 2010 and 2009, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

The components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2010 and 2009 and the allocation of the purchase prices were as follows:

	For the Nine Months Ended March 31,
Allocation of Purchase Prices	2010	2009
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$2,702	$40,051
Deferred purchase price	—	75
	$2,702	$40,126
Allocation of the purchase price:
Current assets	$156	$1,321
Property and equipment	662	6,150
Deferred income taxes	—	1,787
Goodwill	1,842	30,608
Identifiable intangible assets	124	1,317
Accounts payable and accrued expenses	(82)	(754)
Other noncurrent liabilities	—	(303)
	$2,702	$40,126

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

During the nine months ended March 31, 2010 and 2009, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the preexisting franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the preexisting franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the preexisting contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of March 31, 2010 and June 30, 2009:

	March 31, 2010	June 30, 2009
	(Dollars in thousands)
Empire Education Group, Inc.	$100,604	$111,451
Provalliance	81,146	82,135
MY Style	12,146	12,718
Hair Club for Men, Ltd.	5,374	5,096
	$199,270	$211,400

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG operates 95 accredited cosmetology schools.

The carrying value of the contributed schools approximated the estimated fair value of the Company’s interest in EEG, resulting in no gain or loss on the date of contribution. The $40.5 million difference between the carrying amount and the Company’s underlying equity in net assets of EEG is related to the indefinite lived license and accreditation intangible assets and goodwill. The Company’s investment in EEG is accounted for under the equity method of accounting. At March 31, 2010, the Company had a $21.4 million outstanding loan receivable from EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there was no outstanding borrowings as of March 31, 2010. During the three and nine months ended March 31, 2010 and 2009, the Company recorded $0.2 and $0.1 million, respectively, and $0.6 and $0.4 million, respectively, of interest income related to the loan and revolving credit facility. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the outstanding loan.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the nine months ended March 31, 2010 and 2009, the Company recorded $4.2 and $0.3 million of equity earnings related to its investment in EEG.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the

Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2010.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put has been recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations.  There was no change in the fair value of the Equity Put during the nine months ended March 31, 2010 and 2009.  The Company recorded a $2.1 million increase in the fair value of the Equity Put during fiscal year 2009. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $0.9 million decrease the Equity Put related to foreign currency translation during the nine months ended March 31, 2010, see further discussion within Note 4 to the Condensed Consolidated Financial Statements. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

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

During the nine months ended March 31, 2010 and 2009, the Company recorded $3.5 and $4.9 million, respectively, of equity in income related to its investment in Provalliance. Primarily the result of the weakened economy across continental Europe, Provalliance had recorded income at levels much less than expected by Regis management during the Company’s fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance’s business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million “other-than-temporary” impairment charge in its fourth quarter ended June 30, 2009.  The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

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

Exchangeable Note.  In September 2008, the Company advanced an additional $3.0 million (300,000,000 Yen as of

September 2008) to Yamano Holding Corporation (Yamano). In connection with the 300,000,000 Yen advance, the exchangeable portion of the Exchangeable Note increased from approximately 14.8 percent to 27.1 percent of the 800 outstanding shares of MY Style for 21,700,000 Yen. This exchange feature is akin to a deep-in-the-money option permitting the Company to purchase shares of common stock of MY Style. The option is embedded in the Exchangeable Note and does not meet the criteria for separate accounting under accounting for derivative instruments and hedging activities.

The Company determined that the September 2008 modifications to the Exchangeable Note were more than minor and the loan modification should be treated as an extinguishment. The Company recorded a $2.1 million (224,000,000 Yen as of September 2008) gain related to the modification of the Exchangeable Note. However, based upon the overall fair value of the Exchangeable Note on the date of modification, the Company recorded an other than temporary impairment loss of $3.4 million (370,000,000 Yen as of September 2008). The $1.3 million net amount of the gain and other than temporary impairment was recorded within equity in loss of affiliates within the Consolidated Statement of Operations during the fourth quarter of fiscal year 2009.

On March 28, 2010, the Company entered into an amendment agreement with Yamano in connection with the Exchangeable Note.  The amendment revised the redemptions schedule for the 100,000,000 Yen and 211,131,284 Yen payments due September 30, 2013 and 2014, respectively, to March 28, 2010.  The amendment was entered into in connection with a preferred share subscription agreement dated March 29, 2010 between the Company and Yamano.  Under the preferred share subscription agreement, Yamano issued and the Company purchased one share of Yamano Class A Preferred Stock with a subscription amount of $1.1 million (100,000,000 Yen) and one share of Yamano Class B Preferred Stock with a subscription amount of $2.3 million (211,131,284 Yen), collectively the “Preferred Shares”.  The portions of the Exchangeable Note that became due as of March 28, 2010 were contributed in-kind as payment for the Preferred Shares.  The Preferred Shares have the same terms and rights, yield a 5.0 percent dividend that accrues if not paid and no voting rights.

The Company determined that the March 2010 modifications were minor and the loan modification should not be treated as an extinguishment.  The preferred shares will be accounted for as an available for sale debt security and recorded as part of the Company’s investment within the investment in and loans to affiliates line item on the Condensed Consolidated Balance Sheet with any changes in fair value recorded in other comprehensive income.

As of March 31, 2010, the principal amount outstanding under the Exchangeable Note is $3.2 million (300,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the nine months ended March 31, 2010 and 2009.

MY Style Note.  As of March 31, 2010, the principal amount outstanding under the MY Style Note is $2.3 million (208,656,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the nine months ended March 31, 2010 and 2009.

As of March 31, 2010, $1.7 and $12.1 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the premium paid and the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain recorded through other income was $1.0 and $1.9 million during the nine months ended March 31, 2010 and 2009, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the nine months ended March 31, 2010 and 2009 the Company recorded income of $0.7 and $0.4 million, respectively, and received cash dividends of $0.4 and $0.7 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

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

7.            DERIVATIVE FINANCIAL INSTRUMENTS:

The Company’s primary market risk exposures in the normal course of business are changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of strategies, including the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation or trading. Hedging transactions are limited to an underlying exposure. The Company has established an interest rate management policy that manages the interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company’s variable rate debt typically represents 35.0 to 45.0 percent of the total debt portfolio. The Company’s foreign currency exchange rate risk management policy includes frequently monitoring market data and external factors that may influence exchange rate fluctuations in order to minimize fluctuation in earnings due to changes in exchange rates. The Company enters into arrangements with counterparties that the Company believes are creditworthy. Generally, derivative contract arrangements settle on a net basis. The Company assesses the effectiveness of its hedges on a quarterly basis.

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

The Company also utilizes freestanding derivative contracts which do not qualify for hedge accounting treatment. The Company marks to market such derivatives with the resulting gains and losses recorded within current earnings in the Condensed Consolidated Statement of Operations. For purposes of the Condensed Consolidated Statement of Cash Flows, cash flows associated with all derivatives (designated as hedges or freestanding economic hedges) are classified in the same category as the related cash flows subject to the hedging relationship.

Cash Flow Hedges

The Company’s cash flow hedges include interest rate swaps, forward foreign currency contracts and treasury lock agreements.

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of March 31, 2010, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates between fiscal year 2011 and 2012.

The Company repaid variable and fixed rate debt during the nine months ended March 31, 2010. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015.  The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments and were settled for an aggregate loss of $5.2 million. The $5.2 million loss recorded during the first quarter of fiscal year 2010 on the termination of the interest rate swaps was recorded within interest expense in the Condensed Consolidated Statement of Operations.  The Company also had two outstanding treasury lock agreements with maturity dates between fiscal years 2013 and 2015. The treasury lock agreements were terminated prior to the maturity dates in conjunction with the repayments and were settled for a loss of less than $0.1 million during the nine months ended

March 31, 2010 and recorded within interest expense in the Condensed Consolidated Statement of Operations.

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions and international business travel. The Company’s primary forward foreign currency contracts hedge approximately 0.6 million of payments in Canadian dollars for intercompany transactions. The Company’s forward foreign currency contracts hedge transactions through fiscal year 2011.

These cash flow hedges were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Condensed Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax.

Fair Value Hedges

In the past, the Company had two interest rate swaps designated as fair value hedges. The Company paid variable rates of interest and received fixed rates of interest under these contracts. The contracts and related debt matured during the nine months ended March 31, 2009.

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

In November 2009, the Company terminated its freestanding derivative contract on its remaining payments on the MY Style Note and recorded a gain of $0.7 million.  The contract was settled in cash, discounted to present value. Gains and losses over the life of the contract were recognized currently in earnings in conjunction with marking the contract to fair value.  A net loss of $0.2 million was recognized during the nine months ended March 31, 2010.  A net gain of $0.9 million was recognized during fiscal year ended June 30, 2009.

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of March 31, 2010 and June 30, 2009:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	March 31, 2010	June 30, 2009	Classification	March 31, 2010	June 30, 2009
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(1,283)	$(5,786)
Forward foreign currency contracts	Other current assets	$110	$380	Other current liabilities	$(79)	$—

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$1,163	Other current liabilities	$—	$(16)
Total		$110	$1,543		$(1,362)	$(5,802)

The table below sets forth the (gain) or loss on the Company’s derivative instruments as of March 31, 2010 and 2009 recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet. The table also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the nine months ended March 31, 2010 and 2009 within the following line items in the Condensed Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss at March 31,		(Gain) / Loss Reclassified from Accumulated OCI into Income at March 31,
Type	2010	2009	Classification	2010	2009
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$799	$4,781		$—	$—
Forward foreign currency contracts	67	(803)	Cost of sales	(274)	62
Treasury lock contracts	—	(255)	Interest income	(388)	(3)
Total	$866	$3,723		$(662)	$59

Designated as hedging instruments — Fair Value Hedges:
Fair value swap	$7,932	$7,932		$—	$—

Total	$8,798	$11,655		$(662)	$59

As of March 31, 2010 the Company estimates that it will reclassify into earnings during the next twelve months a loss of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (gain) or loss on the Company’s derivative instruments for the nine months ended March 31, 2010 and 2009 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Deferred (Gain) Amortized to Income or Freestanding Derivative Impact in Income at March 31,
Type	Classification	2010	2009
		(In thousands)
Designated as hedging instruments — Fair Value Hedges:
Fair value swap	Interest income	$—	$(335)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Foreign exchange (gain) loss	$301	$(2,908)
		$301	$(3,243)

8.            LEASE TERMINATION COSTS:

In June 2009, the Company approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010.  The Company believes the closure of these salons will add to future profitability.

As of March 31, 2010, 22 stores under the June 2009 plan ceased using the rights to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to March 31, 2010. Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations.

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

As of March 31, 2010 and 2009, 86 and 47 stores, respectively, under the July 2008 plan ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to March 31, 2010 and 2009, respectively.  Of the 86 stores closed as of March 31, 2010, 80 were within the North America reportable segment, one store within the international segment, and 5 stores within discontinued operations. Of the 47 stores closed as of March 31, 2009, 39 were within the North America reportable segment, five stores within discontinued operations and three stores within the international segment.

Lease termination costs represent either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals.  The transactions reflected in the accrual for lease termination costs are as follows:

	For the Nine Months Ended March 31,
Accrual for Lease Terminations	2010	2009
	(Dollars in thousands)
Balance at July 1,	$2,760	$—
Provision for lease termination costs:
Provisions associated with store closings	3,577	1,173
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(1,051)	(695)
Balance at September 30,	$5,286	$478
Provision for lease termination costs:
Provisions associated with store closings	42	1,298
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(1,419)	(1,105)
Balance at December 31,	$3,909	$671
Provision for lease termination costs:
Provisions associated with store closings	—	854
Change in assumptions about lease terminations and sublease income	(67)	—
Cash payments	(386)	(704)
Balance at March 31,	$3,456	$821

The $3.3 million of lease termination expense for the nine months ended March 31, 2009 includes $0.5 million of lease termination expense associated with five salons within the Trade Secret concept, accounted for within the loss on discontinued operations as of March 31, 2009.

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

During the Company’s first fiscal quarter of 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $3.6 million plus a commitment to provide discount coupons.  As of March 31, 2010 there was a $3.5 million accrual remaining within accrued expenses related to the settlements.

10.          FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s debt for the nine months ending March 31, 2010:

Total Debt
Balance at June 30, 2009	$634,307
Net payments on revolving credit facilities	(5,000)
Issuance of convertible debt	172,500
Repayment of long-term debt and capital lease obligations	(301,004)
Debt discount	(24,696)
Amortized debt discount	868
Debt associated with capital lease obligations	1,736
Balance at September 30, 2009	$478,711
Net payments on revolving credit facilities	—
Repayment of long-term debt and capital lease obligations	(12,285)
Amortized debt discount	984
Debt associated with capital lease obligations	2,931
Balance at December 31, 2009	$470,341
Net payments on revolving credit facilities	—
Repayment of long-term debt and capital lease obligations	(3,308)
Amortized debt discount	1,041
Debt associated with capital lease obligations	1,802
Balance at March 31, 2010	$469,876

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

The following table provides equity and debt information for the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	March 31, 2010
Principal amount on the convertible senior notes	$172,500
Unamortized debt discount	(21,803)
Net carrying amount of convertible debt	$150,697

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

Convertible Senior Notes Due 2014
(Dollars in thousands)	Nine Months Ended March 31, 2010
Interest cost related to contractual interest coupon — 5.0%	$6,109
Interest cost related to amortization of the discount	2,893
Total interest cost	$9,002

In connection with the convertible senior note offering, the Company issued 13,225,000 shares of common stock resulting in net proceeds of $163.5 million.  The proceeds from the convertible senior notes and the common stock issuance were utilized to repay $267.0 million of private placement senior term notes of varying maturities and $30.0 million of additional senior term notes under a Private Shelf Agreement.  As a result of the repayment of debt during the nine months ended March 31, 2010, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 7 of the Condensed Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Condensed Consolidated Statement of Operations.

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

During the three and nine months ended March 31, 2010, the Company’s continuing operations recognized tax (benefit) expense of $(0.5) million and $10.0 million, respectively, with corresponding effective tax rates of 11.1 percent and 43.8 percent. Tax expense for the three and nine months ended March 31, 2009 was $9.7 million and $29.0 million with corresponding effective tax rates of 33.7 percent and 72.2 percent in the comparable periods of the prior year. The effective income tax rate for the three and nine months ended March 31, 2010 was negatively impacted by the $35.3 million impairment of goodwill in the North American segment which is only partially deductible for tax purposes.  Offsetting the goodwill impairment was the release of approximately $2.9 million in reserves for uncertain tax positions related to the expiration of the statute of limitations on tax years previously open for audit. During the quarter ended March 31, 2010, the Company recorded a $0.9 million adjustment to correct its prior year income tax balances.  The Company’s income tax provision for the nine months ended March 31, 2010 was also impacted by a $0.4 million adjustment recorded in the three months ended September 30, 2009 to correct prior year deferred income tax balances. The Company does not believe the adjustments are material to the three and nine months ended March 31, 2010 results of operations or its financial position or results of operations of any prior periods.

The effective tax rate during the three months ended March 31, 2009 was impacted by the release of approximately $2.5 million in reserves for uncertain tax positions related to the expiration of the statute of limitations on tax years previously open for audit.  The effective tax rate during the nine months ended March 31, 2009 was impacted by the majority of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom recorded in the second quarter of fiscal year 2009 not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for the nine months ended March 31, 2009.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended March 31, 2010.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2007 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2006. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

12.          SEGMENT INFORMATION:

As of March 31, 2010, the Company owned, franchised, or held ownership interests in approximately 12,700 worldwide locations. The Company’s locations consisted of 9,555 North American salons (located in the United States, Canada and Puerto Rico), 416 international salons, 95 hair restoration centers and approximately 2,700 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	March 31, 2010	June 30, 2009
	(Dollars in thousands)
North American salons	$915,241	$966,596
International salons	74,020	49,779
Hair restoration centers	300,554	293,017
Unallocated corporate	662,119	583,094
Consolidated	$1,951,934	$1,892,486

	For the Three Months Ended March 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$406,244	$24,794	$16,841	$—	$447,879
Product	101,619	10,664	17,666	—	129,949
Royalties and fees	9,115	—	628	—	9,743
	516,978	35,458	35,135	—	587,571
Operating expenses:
Cost of service	233,460	12,683	9,425	—	255,568
Cost of product	51,477	5,526	5,058	—	62,061
Site operating expenses	45,085	1,945	1,250	—	48,280
General and administrative	27,818	2,994	10,305	31,624	72,741
Rent	74,233	8,873	2,227	575	85,908
Depreciation and amortization	17,398	1,349	3,039	4,766	26,552
Goodwill impairment	35,277	—	—	—	35,277
Lease termination costs	—	—	—	—	—
Total operating expenses	484,748	33,370	31,304	36,965	586,387

Operating income (loss)	32,230	2,088	3,831	(36,965)	1,184

Other income (expense):
Interest expense	—	—	—	(9,039)	(9,039)
Interest income and other, net	—	—	—	3,125	3,125
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$32,230	$2,088	$3,831	$(42,879)	$(4,730)

	For the Three Months Ended March 31, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$412,226	$24,858	$16,217	$—	$453,301
Product	112,339	11,020	17,810	—	141,169
Royalties and fees	8,990	—	626	—	9,616
	533,555	35,878	34,653	—	604,086
Operating expenses:
Cost of service	238,093	12,482	8,890	—	259,465
Cost of product	62,642	6,252	5,323	—	74,217
Site operating expenses	46,211	2,364	1,289	—	49,864
General and administrative	28,289	2,942	9,225	29,136	69,592
Rent	73,426	9,438	2,268	522	85,654
Depreciation and amortization	18,678	1,512	2,893	4,301	27,384
Goodwill impairment	—	—	—	—	—
Lease termination costs	838	—	—	—	838
Total operating expenses	468,177	34,990	29,888	33,959	567,014

Operating income (loss)	65,378	888	4,765	(33,959)	37,072

Other income (expense):
Interest expense	—	—	—	(9,684)	(9,684)
Interest income and other, net	—	—	—	1,316	1,316
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$65,378	$888	$4,765	$(42,327)	$28,704

	For the Nine Months Ended March 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,201,703	$81,353	$49,226	$—	$1,332,282
Product	319,383	33,250	54,140	—	406,773
Royalties and fees	27,571	—	1,860	—	29,431
	1,548,657	114,603	105,226	—	1,768,486
Operating expenses:
Cost of service	690,864	42,094	27,391	—	760,349
Cost of product	170,937	17,044	15,995	—	203,976
Site operating expenses	136,133	7,360	3,872	—	147,365
General and administrative	85,381	9,289	27,520	95,722	217,912
Rent	220,960	28,007	6,744	1,587	257,298
Depreciation and amortization	53,449	4,387	9,114	14,303	81,253
Goodwill impairment	35,277	—	—	—	35,277
Lease termination costs	—	3,552	—	—	3,552
Total operating expenses	1,393,001	111,733	90,636	111,612	1,706,982

Operating income (loss)	155,656	2,870	14,590	(111,612)	61,504

Other income (expense):
Interest expense	—	—	—	(45,424)	(45,424)
Interest income and other, net	—	—	—	6,768	6,768
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$155,656	$2,870	$14,590	$(150,268)	$22,848

	For the Nine Months Ended March 31, 2009(1)
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,229,736	$89,080	$48,598	$—	$1,367,414
Product	317,543	36,514	54,069	—	408,126
Royalties and fees	27,623	—	1,878	—	29,501
	1,574,902	125,594	104,545	—	1,805,041
Operating expenses:
Cost of service	709,874	46,902	26,604	—	783,380
Cost of product	168,319	20,329	16,266	—	204,914
Site operating expenses	133,351	8,544	3,991	—	145,886
General and administrative	89,945	11,496	25,679	92,767	219,887
Rent	219,788	31,873	6,592	1,593	259,846
Depreciation and amortization	55,407	4,794	8,377	13,593	82,171
Goodwill impairment	—	41,661	—	—	41,661
Lease termination costs	2,836	—	—	—	2,836
Total operating expenses	1,379,520	165,599	87,509	107,953	1,740,581

Operating income (loss)	195,382	(40,005)	17,036	(107,953)	64,460

Other income (expense):
Interest expense	—	—	—	(30,782)	(30,782)
Interest income and other, net	—	—	—	6,513	6,513
Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$195,382	$(40,005)	$17,036	$(132,222)	$40,191

(1) Beginning with the period ended December 31, 2008 the operations of the Trade Secret concept within the North American reportable segment were accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2010 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2010 and 2009 and of cash flows for the nine month periods ended March 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
May 10, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of March 31, 2010, we owned, franchised or held ownership interests in approximately 12,700 worldwide locations. Our locations consisted of 9,971 system wide North American and international salons, 95 hair restoration centers and approximately 2,700 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,555 salons, including 2,023 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 416 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 95 North American locations, including 33 franchise locations. As of March 31, 2010, we had approximately 56,000 corporate employees worldwide.

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

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2010.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of March 31, 2010, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 95 accredited cosmetology schools with annual revenues of approximately $130 million.

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

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2010.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2011, our outlook for constructed salons is approximately 160 units. Capital expenditures and acquisitions are expected to be approximately $120.0 million in fiscal year 2011.

Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Once the economy normalizes, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 80 salons in fiscal year 2011. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current economic cycles (i.e., lengthening of customer visitation patterns), we project our annual fiscal year 2011 consolidated same-store sales to be in the range of negative 1.0 to positive 2.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to March 31, 2010, we acquired 8,023 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2009 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2009 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and nine months ended March 31, 2010.

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

For the three months ended December 31, 2009, the Regis salon concept reported same-store sales of negative 10.0 percent, which was unfavorable compared to the Company’s budgeted same-store sales. As a result of the lower than expected same-store sales, the Company performed the first step of a goodwill impairment test by comparing the carrying value of the Regis salon concept, including goodwill to its estimated fair value as of December 31, 2009.  The estimated fair value as of December 31, 2009 was approximately $26.0 million or 14.0 percent above the carrying value.

The Regis salon concept reported same-store sales results of negative 5.8 percent for the three months ended March 31, 2010, which was unfavorable compared to the Company’s budgeted same-store sales. Such results indicated customer visitation patterns were not rebounding as quickly as the Company had originally projected.  Accordingly, the Company reduced the budgeted financial projections for the remainder of fiscal 2010 and all of fiscal year 2011. The lowered projections assume the higher price point Regis salon concept remains a strong viable that will require a longer, slower recovery.  As a result of the lowered projections for the remainder of fiscal year 2010 and all of fiscal year 2011, the estimated fair value of the Regis salon concept decreased to a level below the Regis salon concept’s carrying value.

As a result of the Company’s annual impairment analysis of goodwill during the three months ended March 31, 2010 a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

As it is reasonably likely that there could be additional impairment of the Regis salon concept’s goodwill in future periods along with the sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

A summary of the critical assumptions utilized during the annual impairment test of the Regis salon concept as of March 31, 2010 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of negative 3.2 percent to positive 3.0 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 1.5 percent to 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

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

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$13,000
Same-Store Sales	(1.0)%	12,000

As of March 31, 2010, the estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10 percent. As it is reasonably likely that there could be impairment of the Promenade salon concept’s goodwill in future periods along with the sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

A summary of the critical assumptions utilized during the annual impairment test of the Promenade salon concept as of March 31, 2010 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of negative 1.1 percent to positive 3.0 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 1.5 percent to 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

Allocated corporate overhead.  Corporate overhead incurred by the home office based on the number of Promenade company-owned salons as a percent of total company-owned salons.

Long-term growth. A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions.

Discount rate.  A discount rate of 12.0 percent based of the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Promenade salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$29,000
Same-Store Sales	(1.0)%	15,000

A summary of the Company’s goodwill balance as of March 31, 2010 by reporting unit is as follows:

Reporting Unit	(Dollars in thousands)

Regis	$101,337
MasterCuts	4,652
SmartStyle	49,488
Supercuts	121,106
Promenade	311,768
Total North America Salons	588,351
Hair Restoration Centers	149,375
Total	$737,726

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2010

•                  Revenues decreased 2.7 percent to $587.6 million and consolidated same-store sales decreased 1.8 percent. The Company continued to experience a decline in customer visitation as a result of the current global economic environment and reduced mall traffic, partially offset by an increase in average ticket price.

•                  We acquired 14 corporate salon locations, 13 of which were franchise location buybacks. We built 25 corporate locations and closed, converted or relocated 56 locations. Our franchisees constructed 16 locations and closed, sold back to us, converted or relocated 25 locations. As of March 31, 2010, we had 7,948 company-owned locations, 2,023 franchise locations and 95 hair restoration centers (62 company-owned and 33 franchise locations).

•                  The Company recorded a $35.3 million non-cash goodwill impairment charge associated with the Company’s Regis salon concept.

•                  The effective income tax rate for the three months ended March 31, 2010 was negatively impacted by the $35.3 million impairment of goodwill associated with the Regis salon concept which is only partially deductible for tax purposes.  Offsetting the impact of the goodwill impairment charge was the release of approximately $2.9 million in reserves for uncertain tax positions related to the expiration of the statute of limitations on tax years previously open for audit.

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

	For the Periods Ended March 31,
	Three Months		Nine Months
Results of Operations as a Percent of Revenues	2010	2009	2010	2009
Service revenues	76.2%	75.0%	75.3%	75.8%
Product revenues	22.1	23.4	23.0	22.6
Franchise royalties and fees	1.7	1.6	1.7	1.6

Operating expenses:
Cost of service (1)	57.1	57.2	57.1	57.3
Cost of product (2)	47.8	52.6	50.1	50.2
Site operating expenses	8.2	8.3	8.3	8.1
General and administrative	12.4	11.5	12.3	12.2
Rent	14.6	14.2	14.5	14.4
Depreciation and amortization	4.5	4.5	4.6	4.6
Goodwill impairment	6.0	—	2.0	2.3
Lease termination costs	—	0.1	0.2	0.2

Operating income	0.2	6.1	3.5	3.6

(Loss) income from continuing operations before income taxes and equity in income of affiliated companies	(0.8)	4.8	1.3	2.2
(Loss) income from continuing operations	(0.3)	3.5	1.2	0.6
Income (loss) from discontinued operations	—	(2.0)	0.2	(7.3)
Net (loss) income	(0.3)	1.5	1.4	(6.6)

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)                                  Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 2.7 percent to $587.6 million during the three months ended March 31, 2010 and decreased 2.0 percent to $1,768.5 million during the nine months ended March 31, 2010. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2010	2009	2010	2009
	(Dollars in thousands)
North American salons:
Regis	$110,893	$117,424	$329,966	$360,767
MasterCuts	43,287	43,237	125,561	128,750
SmartStyle	139,042	136,012	398,820	395,053
Supercuts	77,859	77,151	233,907	230,377
Promenade (3)	145,897	159,731	460,403	459,955
Total North American salons (2)	516,978	533,555	1,548,657	1,574,902
International salons	35,458	35,878	114,603	125,594
Hair restoration centers	35,135	34,653	105,226	104,545
Consolidated revenues	$587,571	$604,086	$1,768,486	$1,805,041
Percent change from prior year	(2.7)%	(2.4)%	(2.0)%	(1.9)%
Salon same-store sales decrease (1)	(1.8)%	(4.5)%	(3.3)%	(2.8)%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2010 and 2009, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	0.5	3.2%	0.9%	4.0%
Organic	(3.5)	(1.0)	(2.1)	(1.4)
Foreign currency	1.2	(3.0)	0.1	(2.0)
Franchise revenues (2)	(0.0)	(0.7)	0.0	(1.4)
Closed salons (2)	(0.9)	(0.9)	(0.9)	(1.1)
	(2.7)%	(2.4)%	(2.0)%	(1.9)%

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

(3)

Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that we would supply product to the purchaser of Trade Secret at cost for a transition period. For the three and nine months ended March 31, 2010, we generated revenue of $0.0 and $20.0 million in product revenues recorded in the Promenade salon concept, which represented 0.0 and 1.1 percent of consolidated revenues. The agreement was substantially complete as of September 30, 2009.

We acquired 22 salons (including 19 franchise salon buybacks) during the twelve months ended March 31, 2010. The organic decrease was primarily due to the salon same-store sales decrease of 3.3 percent and the completion of an agreement to supply the purchaser of Trade Secret product at cost. During the three and nine months ended March 31, 2009 the company generated revenue of $12.6 million for product sold to the purchaser of Trade Secret. Partially offsetting the organic decrease was the construction of 156 company-owned salons during the twelve months ended March 31, 2010. We closed 259 salons (including 59 franchise salons) during the twelve months ended March 31, 2010.

During the three months ended March 31, 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and British pound as compared to the exchange rates for the comparable prior periods.  During the nine months ended March 31, 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British pound, as compared to the exchange rates for the comparable prior periods. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

We acquired 231 salons (including 135 franchise salon buybacks and two hair restoration centers) during the twelve months ended March 31, 2009. The organic decrease was due to the salon same-store sales decrease of 2.8 percent, partially offset by the construction of 199 company-owned salons and nine hair restoration centers during the twelve months ended March 31, 2009. We closed 280 salons (including 60 franchise salons) during the twelve months ended March 31, 2009.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$447,879	$(5,422)	(1.2)%
2009	453,301	(13,844)	(3.0)
Nine Months
2010	$1,332,282	$(35,132)	(2.6)%
2009	1,367,414	(3,345)	(0.2)

The decrease in service revenues during the three months ended March 31, 2010 was due to same-store service sales decreasing 2.2 percent, as many consumers have continued to lengthen their visitation pattern due to the economy.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and the weakening of the United States dollar against the Canadian dollar and British pound during the three months ended March 31, 2010.

The decrease in service revenues during the nine months ended March 31, 2010 was due to same-store service sales decreasing 3.4 percent, as many consumers have continued to lengthen their visitation pattern due to the economy and the strengthening of the United States dollar against the British pound during the nine months ended March 31, 2010.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and the weakening of the United States dollar against the Canadian dollar during the nine months ended March 31, 2010.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2010 and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$129,949	$(11,220)	(7.9)%
2009	141,169	3,502	2.5
Nine Months
2010	$406,773	$(1,353)	(0.3)%
2009	408,126	(5,457)	(1.3)

The decrease in product revenues during the three months ended March 31, 2010 was due to the completion of the agreement as of September 30, 2009 in which we supplied product to the purchaser of Trade Secret. The three months ended March 31, 2009 included $12.6 million of product sales while the three months ended March 31, 2010 had no sales to the purchaser of Trade Secret.

The decrease in product revenues during the nine months ended March 31, 2010 was due to same-store product sales decreasing 2.9 percent, partially offset by an increase of $7.4 million in product sales to the purchaser of Trade Secret over the comparable prior period.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2010  and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$9,743	$127	1.3%
2009	9,616	(4,429)	(31.5)
Nine Months
2010	$29,431	$(70)	(0.2)%
2009	29,501	(27,010)	(47.8)

Total franchise locations open at March 31, 2010 were 2,056, including 33 franchise hair restoration centers, as compared to 2,071 franchise locations, including 33 franchise hair restoration centers, at March 31, 2009. We purchased 19 of our franchise salons and zero franchise hair restoration centers during the twelve months ended March 31, 2010. The increase in royalties and fees revenue during the three months ended March 31, 2010 was primarily due to the weakening of the United States dollar against the Canadian dollar as compared to the comparable prior period.

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

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$260,199	45.0%	$(589)	(0.2)%	110
2009	260,788	43.9	(10,259)	(3.8)	(90)
Nine Months
2010	$774,730	44.5%	$(12,516)	(1.6)%	20
2009	787,246	44.3	(14,628)	(1.8)	(60)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$192,311	42.9%	$(1,525)	(0.8)%	10
2009	193,836	42.8	(5,604)	(2.8)	10
Nine Months
2010	$571,933	42.9%	$(12,101)	(2.1)%	20
2009	584,034	42.7	(2,965)	(0.5)	(10)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margin as a percent of service revenues during the three and nine months ended March 31, 2010 was primarily due to the benefit of the new leveraged salon pay plans implemented in the 2009 calendar year, partially offset by salon payroll taxes. Increases in salon health insurance costs also offset the basis point improvement for the nine months ended March 31, 2010.

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

Product Margin (Excluding Depreciation).  Product margin for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$67,888	52.2%	$936	1.4%	480
2009	66,952	47.4	(4,655)	(6.5)	(460)
Nine Months
2010	$202,797	49.9%	$(415)	(0.2)	10
2009	203,212	49.8	(11,663)	(5.4)	(220)

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

We sold Trade Secret, Inc. on February 16, 2009.  The agreement included a provision that we would supply product to the purchaser at cost for a transition period.  The agreement was substantially complete as of September 30, 2009.

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Product Revenue	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Product	$129,949	$128,573	$386,811	$395,530
Product sold to purchaser of Trade Secret	—	12,596	19,962	12,596
Total product revenues	$129,949	$141,169	$406,773	$408,126

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Cost of Product	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Cost of product	$62,061	$61,621	$184,014	$192,318
Cost of product sold to purchaser of Trade Secret	—	12,596	19,962	12,596
Total cost of product	$62,061	$74,217	$203,976	$204,914

	For the Periods Ended March 31,
	Three Months		Nine Months
Product Margin as % of Product Revenues	2010	2009	2010	2009
Margin on product other than sold to purchaser of Trade Secret	52.2%	52.1%	52.4%	51.4%
Margin on product sold to purchaser of Trade Secret	—	—	—	—
Total product margin	52.2%	47.4%	49.9%	49.8%

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three months ended March 31, 2010 was primarily due to a planned reduction in commissions paid to new employees on retail product sales. The basis point improvement for the three months ended March 31, 2010 was partially offset by increased donations of slow-moving inventory, clearance sales of discontinued and holiday products, and increased product sales of lower-margin promotional items. The basis point improvement in product margin other than sold to the purchaser of Trade Secret as a percent of product revenues during the nine months ended March 31, 2010 was primarily due to a planned reduction in retail commissions paid to new employees on retail product sales.

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

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$48,280	8.2%	$(1,584)	(3.2)%	(10)
2009	49,864	8.3	2,358	5.0	60
Nine Months
2010	$147,365	8.3%	$1,479	1.0%	20
2009	145,886	8.1	4,970	3.5	40

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

Site operating expense as a percent of consolidated revenues during the three months ended March 31, 2010 improved slightly compared to prior year site operating expense as a percent of consolidated revenues. The basis point improvement in site operating expenses as a percent of consolidated revenues was primarily due to a decrease in worker’s compensation costs, which mitigated negative leverage due to negative same-store sales.

The basis point increase in site operating expenses as a percent of consolidated revenues during the nine months ended March 31, 2010 was primarily due to higher self insurance expense.  The Company recorded a reduction in self insurance accruals of $1.9 million in the nine months ended March 31, 2010 compared to a $6.7 million reduction in the nine months ended March 31, 2009. In addition, the Company settled two legal claims related to customer and employee matters resulting in a $3.6 million charge during the nine months ended March 31, 2010.  Partially offsetting the decrease was cost savings initiatives realized in freight and salon repairs areas.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2010 and 2009 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$72,741	12.4%	$3,149	4.5%	90
2009	69,592	11.5	(8,233)	(10.6)	(110)
Nine Months
2010	$217,912	12.3%	$(1,975)	(0.9)%	10
2009	219,887	12.2	(24,254)	(9.9)	(110)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2010 was primarily due to the completion of an agreement to supply the purchaser of Trade Secret product at cost. Under the agreement the Company generated $12.6 million of revenue during the three months ended March 31, 2009. Also contributing to the basis point increase was a decrease in same-store sales and a Hair Club vendor dispute settlement. Partially offsetting the increase was the continuation of cost savings initiatives implemented by the Company.

The basis point increase in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2010 was primarily due to negative leverage from the decrease in same-store sales, partially offset by the continuation of cost savings initiatives implemented by the Company.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to cost savings initiatives implemented by the Company, the deconsolidation of the European franchise salon operations and the absence of professional fees that were incurred in the comparable periods related to investment transactions.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2010 and 2009, was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$85,908	14.6%	$254	0.3%	40
2009	85,654	14.2	(4,008)	(4.5)	(30)
Nine Months
2010	$257,298	14.5%	$(2,548)	(1.0)%	10
2009	259,846	14.4	(6,256)	(2.4)	(10)

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2010 was primarily due to negative leverage in this fixed cost category, partially offset by a reduction in our percentage rent payments, both due to negative same-store sales.

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

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2010 and 2009 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$26,552	4.5%	$(832)	(3.0)%	—
2009	27,384	4.5	426	1.6	10
Nine Months
2010	$81,253	4.6%	$(918)	(1.1)%	—
2009	82,171	4.6	(1,324)	(1.6)	10

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2010 was consistent with prior year depreciation and amortization expense as a percent of consolidated revenues.

The basis point increase in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was primarily due to the decrease in same-store-sales.

Goodwill impairment

Goodwill impairment charges for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Goodwill	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$35,277	6.0%	$35,277	100.0%	600
2009	—	—	—	—	—
Nine Months
2010	$35,277	2.0%	$(6,384)	(15.3)%	(30)
2009	41,661	2.3	41,661	100.0	230

(1)	Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

During the three and nine months ended March 31, 2010, the Company recorded $35.3 million of goodwill impairment expense related to the Regis salon concept. Due to the current economic conditions, the estimated fair value of the Regis salon operations was less than the carrying value of this concept’s net assets, including goodwill. The $35.3 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon operations.

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

Subsequent to our earnings release on April 28, 2010, we recorded an additional $2.3 million of goodwill impairment expense.  As a result of this additional expense, diluted net (loss) income per share was $(0.03) rather than $0.00 (as reported in our earnings release) for the quarter ended March 31, 2010 and $0.44 rather than $0.46 for the nine months ended March 31, 2010.  Net loss was $1.5 million rather than $0.1 million for the three months ended March 31, 2010 and net income was $24.4 million rather than $25.9 million for the nine months ended March 31, 2010.

Lease Termination Costs

Lease termination costs for the three and nine months ended March 31, 2010 and 2009 were as follows:

	Lease Termination	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$—	—%	$(838)	(100.0)%	(10)
2009	838	0.1	838	100.0	10
Nine Months
2010	$3,552	0.2%	$716	25.2%	—
2009	2,836	0.2	2,836	100.0%	20

(1)	Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The fiscal year 2010 lease termination costs are associated with the Company’s June 2009 plan to close underperforming United Kingdom company-owned salons in fiscal year 2010. During the three and nine months ended March 31, 2010 we closed zero and 22 salons, respectively. The fiscal year 2009 lease termination costs are associated with the Company’s July 2008 plan to close underperforming company-owned salons in fiscal year 2009.  The planned closures in fiscal year 2009 included salons in North America and the United Kingdom. During the three and nine months ended March 31, 2009 we closed 12 and 47 salons, respectively. See further discussion within Note 8 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three and nine months ended March 31, 2010 and 2009 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$9,039	1.5%	$(645)	(6.7)%	(10)
2009	9,684	1.6	(1,582)	(14.0)	(20)
Nine Months
2010	$45,424	2.6	$14,642	47.6%	90
2009	30,782	1.7%	(2,713)	(8.1)	(10)

(1)	Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended March 31, 2010  was primarily due to decreased debt levels as compared to the three months ended March 31, 2009.

The basis point increase in interest expense as a percent of consolidated revenues during the nine months ended March 31, 2010 was due to $18.0 million of make-whole payments and other fees associated with the repayment of private placement debt.

The basis point improvement in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2009 was due to lower average interest rates on variable rate debt and decreased debt levels as a result of the Company’s commitment to reduce debt levels.

Interest Income and Other, net

Interest income and other, net for the three and nine months ended March 31, 2010 and 2009 was as follows:

		Income as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$3,125	0.5%	$1,809	137.5%	30
2009	1,316	0.2	(513)	(28.0)	(10)
Nine Months
2010	$6,768	0.4%	$255	3.9%	—
2009	6,513	0.4	439	7.2	10

(1)	Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended March 31, 2010 was primarily due to $1.2 million in interest income recorded on the outstanding note receivable due from the purchaser of Trade Secret.

Interest income and other, net as a percent of consolidated revenues during the nine months ended March 31, 2010 was consistent with the prior year interest income and other, net as a percent of consolidated revenues. A decline in interest income due to a decline in interest rates was offset by $4.0 million received for warehouse and administrative services from the purchaser of Trade Secret.

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2010 and 2009 was as follows:

		Basis Point(1)
Periods Ended March 31,	Effective Rate	(Decrease) Increase
Three Months
2010	11.1%	(2,260)
2009	33.7	(1,140)
Nine Months
2010	43.8%	(2,840)
2009	72.2	3,310

(1)	Represents the basis point change in income tax expense as a percent of (loss) income from continuing operations as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2010 was due primarily to the $35.3 million goodwill impairment in the North American segment which is only partially deductible for tax purposes.  The basis point decrease in our overall effective income tax rate for the nine months ended March 31, 2010 was due primarily to the goodwill impairment recorded during the nine months ended March 31, 2009 having a greater adverse impact on the effective income tax rate due to the size and deductibility of the charge compared to the goodwill impairment recorded during the nine months ended March 31, 2010.  The Company expects the $35.3 million goodwill impairment to have an adverse impact of approximately $4.0 million on income tax expense during the three months ended June 30, 2010 due to the nondeductible portion of the charge.

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2009 was due to the release of reserves related to the expiration of the statute of limitations on tax years previously open for audit.  The basis point increase in our overall effective income tax rate for the nine months ended March 31, 2009 was due primarily to substantially all of the $41.7 million goodwill impairment of the salon concepts in the United Kingdom not being deductible for tax purposes, which increased the tax provision by approximately $11.4 million for nine months ended March 31, 2009.

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in EEG, Provalliance, and other equity method investments, for the three and nine months ended March 31, 2010 and 2009, was as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Equity in Income (Loss)	Dollar	Percentage
		(Dollars in thousands)
Three Months
2010	$2,680	$692	34.8%
2009	1,988	1,350	211.6
Nine Months
2010	$8,394	$8,252	5,811.3%
2009	142	(548)	(79.4)

The increase in equity in income during the three and nine months ended March 31, 2010 was a result of the Company’s share of EEG’s and Hair Club for Men, Ltd.’s increased net income over the comparable prior period, partially offset by a decline in the Company’s share of Provalliance’s net income over the comparable prior period. In addition, during the nine months ended March 31, 2009 there was an impairment loss of $4.8 million, net of tax, on our investment in and loans to Intelligent Nutrients, LLC.

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

Income (Loss) from Discontinued Operations

Income (loss) from discontinued operations for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Income (loss) from	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	discontinued operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2010	$—	$12,171	(100.0)%
2009	(12,171)	(11,993)	(6,737.6)
Nine Months
2010	$3,161	$134,398	102.4%
2009	(131,237)	(134,041)	(4,780.3)

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

During the three and nine months ended March 31, 2010, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar and Euro as compared to the comparable prior periods. The British pound strengthened for the three months ended March 31, 2010 which favorably impacted revenues and weakened for the nine months ended March 31, 2010, which had an unfavorable impact on revenues. During the three and nine months ended March 31, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro as compared to the comparable prior periods.

	Impact on Revenues		Impact on Income Before Income Taxes
Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations	March 31, 2010	March 31, 2009	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Three Months
Canadian dollar	$5,301	$(6,958)	$843	$(865)
British pound	1,935	(11,523)	(126)	(409)
Euro	92	(299)	(16)	(171)
Total	$7,328	$(18,780)	$701	$(1,445)
Nine Months
Canadian dollar	$6,707	$(13,261)	$1,071	$(1,885)
British pound	(3,700)	(24,334)	(66)	5,989
Euro	122	(221)	(16)	(98)
Total	$3,129	$(37,816)	$989	$4,006

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2010 and 2009 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2010	$516,978	$(16,577)	(3.1)%	(1.8)%
2009	533,555	5,287	1.0	(4.3)
Nine Months
2010	$1,548,657	$(26,245)	(1.7)%	(3.5)%
2009	1,574,902	26,203	1.7	(2.5)

The percentage increases (decreases) during the three and nine months ended March 31, 2010 and 2009 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	0.6%	3.7%	1.0%	4.1%
Organic	(4.2)	(0.6)	(2.6)	(0.9)
Foreign currency	1.0	(1.3)	0.4	(0.9)
Franchise revenues	(0.1)	(0.1)	(0.0)	—
Closed salons	(0.4)	(0.7)	(0.5)	(0.6)
	(3.1)%	1.0%	(1.7)	1.7%

We acquired 22 North American salons during the twelve months ended March 31, 2010, including 19 franchise buybacks. The decline in organic was the result of same-store sales decrease of 1.8 and 3.5 percent for the three and nine months ended March 31, 2010, respectively. Contributing to the organic decline during the three months ended March 31, 2010 was the completion of an agreement to supply the purchaser of Trade Secret product at cost. During the three months ended March 31, 2009 the Company generated revenue of $12.6 million for product sold to the purchaser of Trade Secret. The foreign currency impact during the three and nine months ended March 31, 2010 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

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

North American Salon Operating Income.  Operating income for the North American salons for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$32,230	6.2%	$(33,148)	(50.7)%	(610)
2009	65,378	12.3	(6,719)	(9.3)	(130)
Nine Months
2010	$155,656	10.1%	$(39,726)	(20.3)%	(230)
2009	195,382	12.4	(11,121)	(5.4)	(90)

(1)	Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended March 31, 2010 was primarily due to the $35.3 million goodwill impairment of the Company’s Regis salon concept and negative leverage in fixed cost categories due to negative same-store sales. The negative leverage for the three months ended March 31, 2010 was partially offset by the Company’s costs savings initiatives and gross margin improvement.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the nine months ended March 31, 2010 was primarily due to the $35.3 million goodwill impairment of the Company’s Regis salon concept and negative leverage in fixed cost categories due to negative same-store sales. In addition, the basis point decrease was due to the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, higher self insurance expense (the Company recorded a reduction in self insurance accruals of $1.9 million in the nine months ended March 31, 2010 compared to a $6.7 million reduction in the nine months ended March 31, 2009), partially offset by the Company’s costs savings initiatives and gross margin improvement.

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

International Salons

International Salon Revenues.  Total international salon revenues for the three and nine months ended March 31, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2010	$35,458	$(420)	(1.2)%	(4.8)%
2009	35,878	(20,095)	(35.9)	(8.1)
Nine Months
2010	$114,603	$(10,991)	(8.8)%	(3.7)%
2009	125,594	(66,716)	(34.7)	(7.5)

The percentage increases (decreases) during the three and nine months ended March 31, 2010 and 2009 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	—%	—%	—%	1.6%
Organic	1.8	(5.2)	1.3	(6.1)
Foreign currency	5.6	(21.1)	(2.9)	(12.8)
Franchise revenues	—	(6.0)	—	(12.3)
Closed salons	(8.6)	(3.6)	(7.2)	(5.1)
	(1.2)%	(35.9)%	(8.8)%	(34.7)%

We did not acquire any international salons during the twelve months ended March 31, 2010. The increase in organic was primarily due to the rebranding of certain salons that had previously been operating under a different salon concept, partially offset by same-store sales decreases of 4.8 and 3.7 percent during the three and nine months ended March 31, 2010. The foreign currency impact during the three months ended March 31, 2010 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the comparable prior period.  The foreign currency impact during the nine months ended March 31, 2010 was primarily driven by the strengthening of the United States dollar against the British pound as compared to the comparable prior period. We closed 28 company-owned salons during the twelve months ended March 31, 2010.

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

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$2,088	5.9%	$1,200	135.1%	340
2009	888	2.5	360	68.2	160
Nine Months
2010	$2,870	2.5%	$42,875	107.2%	3,440
2009	(40,005)	(31.9)	(51,154)	(458.8)	(3,770)

(1)	Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three and nine months ended March 31, 2010 was primarily due to the Company’s planned closure of underperforming United Kingdom salons and the continuation of the Company’s expense control and payroll management.

The basis point improvement in International salon operating income as a percent of international salon revenues during the nine months ended March 31, 2010 was primarily due to the goodwill impairment of the United Kingdom division recorded in the comparable prior period.

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

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and nine months ended March 31, 2010 and 2009 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales Increase
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2010	$35,135	$482	1.4%	1.4%
2009	34,653	37	0.1	(2.9)
Nine Months
2010	$105,226	$681	0.7%	(0.1)%
2009	104,545	4,701	4.7	(1.1)

The percentage increases (decreases) during the three and nine months ended March 31, 2010 and 2009, were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	—%	2.3%	0.2%	7.1%
Organic	2.3	(1.8)	1.0	(1.1)
Franchise revenues	(0.9)	(0.4)	(0.5)	(1.3)
	1.4%	0.1%	0.7%	4.7%

We did not acquire any hair restoration centers through franchise buybacks during the twelve months ended March 31, 2010.  Organic increased due to same-store sales increases of 1.4 percent during the three months ended March 31, 2010. Organic increased during the nine months ended March 31, 2010 due to one new corporate location partially offset by a same-store sales decrease of 0.1 percent.

Hair restoration revenues increased during the three and nine month periods ended March 31, 2009 due to acquisition of two hair restoration centers through franchise buybacks and five new corporate locations during the twelve months ended March 31, 2009. The organic decrease was due to negative same-store sales. Franchise revenues decreased due to the reduction in franchise centers.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and nine months ended March 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$3,831	10.9%	$(934)	(19.6)%	(290)
2009	4,765	13.8	(2,248)	(32.1)	(650)
Nine Months
2010	$14,590	13.9%	$(2,446)	(14.4)	(240)
2009	17,036	16.3	(3,949)	(18.8)	(470)

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended March 31, 2010 is primarily due to the settlement of a vendor dispute totaling $0.6 million during the three months ended March 31, 2010.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the nine months ended March 31, 2010 is primarily due to an increase in advertising spend and the settlement of a vendor dispute totaling $0.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	(Decrease) Increase (1)
March 31, 2010	31.7%	(1,240)
June 30, 2009	44.1	20

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of March 31, 2010 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during the nine months ended March 31, 2010.

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

Total assets at March 31, 2010 and June 30, 2009 were as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
	2010	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,951,934	$1,892,486	$59,448	3.1%

(1)          Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2010, total assets increased as a result of cash flows from operations, partially offset by the $35.3 million goodwill impairment charge related to the Regis salon concept.

Total shareholders’ equity at March 31, 2010 and June 30, 2009 was as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
	2010	2009	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$1,010,224	$802,860	$207,364	25.8%

(1)             Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2010, equity increased primarily as a result of the issuance of $163.6 million in common stock, the $24.7 million ($15.4 million net of tax) equity component of the convertible debt, and the $24.4 million of earnings during the nine months ended March 31, 2010.

Cash Flows

The cash flow presentation below for the nine months ended March 31, 2010 and 2009 includes continuing and discontinued operations.

Operating Activities

Net cash provided by operating activities was $151.1 and $120.7 million during the nine months ended March 31, 2010 and 2009, respectively, and was the result of the following:

	For the Nine months Ended March 31,
Operating Cash Flows	2010	2009
	(Dollars in thousands)
Net income (loss)	$24,401	$(119,912)
Depreciation and amortization	81,253	91,733
Equity in (income) loss of affiliated companies	(8,394)	(142)
Deferred income taxes	574	(5,952)
Impairment on discontinued operations	(154)	183,090
Goodwill impairment	35,277	41,661
Receivables	(51)	(3,808)
Inventories	5,628	(547)
Income tax receivable	541	(39,979)
Other current assets	4,872	(2,391)
Other assets	(13,130)	1,137
Accounts payable and accrued expenses	5,894	(24,038)
Other non-current liabilities	3,761	(1,002)
Other	10,614	875
	$151,086	$120,725

During the nine months ended March 31, 2010, cash provided by operating activities was higher than the corresponding period of the prior fiscal year due to an improvement in working capital.

Investing Activities

Net cash used in investing activities was $22.6 and $92.5 million during the nine months ended March 31, 2010 and 2009, respectively, and was the result of the following:

	For the Nine months Ended March 31,
Investing Cash Flows	2010	2009
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(23,724)	$(32,248)
Capital expenditures for the corporate office (including all technology-related expenditures)	(7,378)	(13,340)
Capital expenditures for new salon construction	(5,666)	(18,451)
Proceeds from sale of assets	47	51
Business and salon acquisitions	(2,702)	(40,051)
Proceeds from loans and investments	16,099	17,489
Disbursements for loans and investments	—	(5,971)
Freestanding derivative settlement	736	—
	$(22,588)	$(92,521)

During the nine months ended March 31, 2010, cash used in investing activities was less than the corresponding period of the prior fiscal year due to the Company’s planned reduction in capital expenditures and salon acquisitions and the receipt of $15.0 million on the revolving credit facility with EEG.  Salon acquisitions decreased to $2.7 million during the nine months ended March 31, 2010 as compared to $40.1 million in the comparable prior period as the Company began reducing capital expenditures and acquisition spend due to the economic downturn during the second quarter of the prior fiscal year.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine months Ended March 31, 2010		For the Nine months Ended March 31, 2009
	Constructed	Acquired	Constructed	Acquired
Regis Salons	9	3	16	23
MasterCuts	13	—	14	—
Trade Secret (1)	—	—	10	—
SmartStyle	73	—	53	—
Supercuts	9	—	20	—
Promenade	15	—	28	71
International	—	—	4	—
	119	3	145	94

(1) As of December 31, 2008, the Trade Secret concept within the North American reportable segment was accounted for as a discontinued operation. All periods presented reflect Trade Secret as a discontinued operation.

Financing Activities

Net cash used in financing activities was $7.2 and $79.6 million during the nine months ended March 31, 2010 and 2009, respectively, was the result of the following:

	For the Nine months Ended March 31,
Financing Cash Flows	2010	2009
	(Dollars in thousands)
Net payments on revolving credit facilities	$(5,000)	$(74,200)
Repayments of long-term debt and capital lease obligations	(316,597)	(83,519)
Proceeds from the issuance of long-term debt, net of underwriting discount	167,325	85,000
Proceeds from the issuance of common stock, net of underwriting discount	156,843	2,307
Excess tax benefits from stock-based compensation plans	—	284
Dividend paid	(6,854)	(5,181)
Other	(2,878)	(4,328)
	$(7,161)	$(79,637)

During the nine months ended March 31, 2010, cash used in financing activities was less than the corresponding period of the prior fiscal year due to the $167.3 and $156.8 million of net proceeds from the issuance of convertible debt and common stock, respectively, offset by the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the nine months ended March 31, 2010 consisted of 19 franchise buybacks and 3 acquired corporate salons. The acquisitions during the nine months ended March 31, 2009 consisted of 85 franchise buybacks and 94 acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and nine months ended March 31, 2010.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2010.

Dividends

We paid dividends of $0.12 per share during the nine months ended March 31, 2010 and 2009. On April 29, 2010, our Board of Directors declared a $0.04 per share quarterly dividend payable May 27, 2010 to shareholders of record on May 13, 2010.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at March 31, 2010 and June 30, 2009, respectively, the Company had the following outstanding debt balances:

	March 31,	June 30,
	2010	2009
	(Dollars in thousands)
Fixed rate debt	$424,876	$534,307
Floating rate debt	45,000	100,000
	$469,876	$634,307

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company’s variable rate debt typically represents 35.0 to 45.0 percent of the total debt portfolio.  As of March 31, 2010, the variable rate debt represented less than 10.0 percent of the total debt portfolio.  The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2009 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and nine months ended March 31, 2010.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended March 31, 2010. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

The current economic conditions have affected our financial results for the three and nine months ended March 31, 2010. Our comparable same-store sales results for the three and nine months ended March 31, 2010 declined 1.8 and 3.3 percent, respectively, compared to the three and nine months ended March 31, 2009. During the three and nine months ended March 31, 2010 we impaired $35.3 million of goodwill associated with our Regis salon concept. Also, we impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Promenade.

Changes in the general economic environment may impact our business and results of operations.

Changes to the United States, Canadian, United Kingdom, Asian and other European economies have an impact on our business. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons and hair restoration centers can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.

If we continue to have negative same-store sales our business and results of operations may be affected.

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. A variety of factors affect comparable same-store sales, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and nine months ended March 31, 2010 declined 1.8 and 3.3 percent, respectively, compared to the three and nine months March 31, 2009.

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

With approximately 12,700 locations and approximately 56,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

Certain of the terms and provisions of the convertible notes we issued in July 2009 may adversely affect our financial condition and operating results and impose other risks.

In July 2009 we issued $172.5 million aggregate principal amount of our 5.0 percent convertible senior notes due 2014 in a public offering.  Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2010.

Item 6.  Exhibits

Exhibit 10(a)*

Amendment dated January 28, 2010 to the Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Paul D. Finkelstein (Employment Agreement incorporated by reference to Exhibit(b)(*) to the Company’s Form 10-Q Report filed on February 9, 2009.

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

REGIS CORPORATION

Date: May 10, 2010	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal accounting officer