Form 10-K
period 2010-06-30
REGIS CORP
filed 2010-08-27
CIK 716643

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data
PROVALLIANCE SAS CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008
TABLE OF CONTENTS CONSOLIDATED FINANCIAL STATEMETS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-12725

Regis Corporation
(Exact name of registrant as specified in its charter)

Minnesota State or other jurisdiction of incorporation or organization	41-0749934 (I.R.S. Employer Identification No.)
7201 Metro Boulevard, Edina, Minnesota (Address of principal executive offices)	55439 (Zip Code)

(952) 947-7777
(registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.05 per share Preferred Share Purchase Rights	New York Stock Exchange New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No    ☒

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2009, was approximately $879,000,000. The registrant has no non-voting common equity.

         As of August 19, 2010, the registrant had 57,552,882 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 28, 2010 (the "2010 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2010) are incorporated by reference into Part III.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

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

(b)   Financial Information about Segments

        Segment data for the years ended June 30, 2010, 2009 and 2008 are included in Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c)   Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Topic	Page(s)
Background	4
Industry Overview	5
Salon Business Strategy	5
Salon Concepts	8
Salon Franchising Program	15
Salon Markets and Marketing	17
Salon Education and Training Programs	17
Salon Staff Recruiting and Retention	17
Salon Design	18
Salon Management Information Systems	18
Salon Competition	18
Hair Restoration Business Strategy	19
Affiliated Ownership Interest	20
Corporate Trademarks	21
Corporate Employees	21
Executive Officers	21
Corporate Community Involvement	22
Governmental Regulations	22

Background:

        Based in Minneapolis, Minnesota, the Company's primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, the Company owns Hair Club for Men and Women, a provider of hair restoration services. As of June 30, 2010, the Company owned, franchised or held ownership interests in over 12,700 worldwide locations. The Company's locations consisted of 9,929 company-owned and franchise salons, 95 hair restoration centers, and 2,704 locations in which the Company maintains an ownership interest of less than 100 percent. Each of the Company's salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

        The Company is organized to manage its operations based on significant lines of business—salons and hair restoration centers. Salon operations are managed based on geographical location—North America and international. The Company's North American salon operations are comprised of 7,505 company-owned salons and 2,020 franchise salons operating in the United States, Canada and Puerto Rico. The Company's international operations are comprised of 404 company-owned salons. The Company's worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts, Cost Cutters, and Sassoon. The Company's hair restoration centers are located in the United States and Canada. During fiscal year 2010, the number of customer visits at the Company's company-owned salons approximated 94 million. The Company had approximately 56,000 corporate employees worldwide during fiscal year 2010.

        On August 1, 2007, the Company contributed 51 of its wholly-owned accredited cosmetology schools to EEG in exchange for a 49.0 percent equity interest in EEG. EEG is the largest beauty school operator in North America with 96 accredited cosmetology schools with revenues of approximately $175 million annually and is overseen by the Empire Beauty School management team.

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

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,500 company-owned and franchise salons as of June 30, 2010.

        The Company contributed to Provalliance the shares of each of its European operating subsidiaries, other than the Company's operating subsidiaries in the United Kingdom and Germany. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis David™ and Saint Algue™ brands. This transaction has created significant growth opportunities for Europe's salon brands. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. The Company recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009 on its investment in Provalliance as a result of increased debt and reduced earnings expectations that reduced the fair value of Provalliance below carrying value as of June 30, 2009.

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

Industry Overview:

        Management estimates that annual revenues of the hair care industry are approximately $50 to $55 billion in the United States and approximately $150 to $170 billion worldwide. The Company estimates that it holds approximately two percent of the worldwide market. The hair salon and hair restoration markets are each highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains on these markets, both franchise and company-owned, has increased substantially. Management believes that salon chains will continue to have a significant influence on these markets and will continue to increase their presence. As the Company is the principal consolidator of these chains in the hair care industry, it prevails as an established exit strategy for independent salon owners and operators, which affords the Company numerous opportunities for continued selective acquisitions.

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

          Salon Site Selection.    The Company's salons are located in high-traffic locations such as regional shopping malls, strip centers, lifestyle centers, Wal-Mart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow customers adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

          Because the Company's various salon concepts target slightly different mass market customer groups, more than one of the Company's salon concepts may be located in the same real estate development without impeding sales of either concept. As a result, there are numerous leasing opportunities for all of its salon concepts.

          While same-store sales growth plays an important role in the Company's organic growth strategy, it is not critical to achieving the Company's long-term revenue growth objectives. However, same-store sales growth is important to achieving improved annual operating profit. New salon construction and salon acquisitions (described below) are expected to generate low single-digit annual revenue growth. The recent trend has been declining visitation patterns due to the current global economic condition and increasing average ticket price resulting in negative to low single-digit same-store sales growth. The Company expects fiscal year 2011 same-store sales to be in the range of negative 1.0 to positive 2.0 percent.

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

          Over the past 16 years, the Company has acquired 8,023 salons, expanding both in North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

          In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 333 and 280 salons had major remodels in fiscal years 2010 and 2009, respectively.

          Recent Salon Additions.    During fiscal year 2010, the Company constructed 217 new salons (139 company-owned and 78 franchise). Additionally, the Company acquired 26 company-owned salons, including 23 franchise salon buybacks.

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

          During fiscal year 2010, 269 salons were closed, including 204 company-owned salons and 65 franchise salons (excluding 23 franchise buybacks). In June of 2009, the Company approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010, in addition to the normal closure activity of salons at the end of a lease term. As of June 30, 2010, 36 stores under the June 2009 plan ceased using the rights to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to June 30, 2010. We expect to close approximately 175 company-owned salons in fiscal year 2011.

          During fiscal year 2009, 313 salons were closed, including 255 company-owned salons and 58 franchise salons (excluding 83 franchise buybacks). In February of 2009, the Company sold its Trade Secret salon concept which consisted of 655 company-owned locations and 57 franchise locations. See Note 2 to the Consolidated Financial Statements for additional information. In July of 2008 (fiscal year 2009), the Company approved a plan to close up do 160 underperforming company-owned salons in fiscal year 2009. As of June 30, 2009, 69 stores under the July 2008 plan ceased using the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to June 30, 2009. See Note 11 to the Consolidated Financial Statements for additional information.

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

          Consistent, Quality Service.    The Company is committed to meeting its customers' hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. To promote quality and consistency of services provided throughout the Company's salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. During fiscal years 2010, 2009, and 2008, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2010	2009	2008
Haircutting and styling (including shampooing & conditioning)	72%	73%	72%
Hair coloring	18	17	18
Hair waving	4	4	4
Other	6	6	6

	100%	100%	100%

          High Quality, Professional Products.    The Company's salons sell nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, Regis designLINE, Nioxin, It's a 10, Sexy Hair Concepts, Tigi Bedhead, Kenra, Sebastian and the Company's various private label brands.

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

Salon Concepts:

        The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company's North American salon operations consist of 9,525 salons (including 2,020 franchise salons), operating under several concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company's international salon operations consist of 404 hair care salons located in Europe, primarily in the United Kingdom. The number of new salons expected to be opened within the upcoming fiscal year is discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

        The table on the following pages set forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

COMPANY-OWNED AND FRANCHISE LOCATION SUMMARY

NORTH AMERICAN SALONS:	2010	2009	2008	2007	2006
REGIS SALONS
Open at beginning of period	1,071	1,078	1,099	1,079	1,093
Salons constructed	14	20	14	17	38
Acquired	3	23	4	49	14
Less relocations	(11)	(14)	(11)	(14)	(16)

Salon openings	6	29	7	52	36
Conversions	—	—	1	(1)	—
Salons closed	(28)	(36)	(29)	(31)	(50)

Total, Regis Salons	1,049	1,071	1,078	1,099	1,079

MASTERCUTS
Open at beginning of period	602	615	629	642	636
Salons constructed	15	14	7	15	32
Acquired	—	—	—	—	—
Less relocations	(7)	(10)	(6)	(12)	(8)

Salon openings	8	4	1	3	24
Conversions	—	—	—	—	(2)
Salons closed	(10)	(17)	(15)	(16)	(16)

Total, MasterCuts	600	602	615	629	642

TRADE SECRET
Company-owned salons:
Open at beginning of period	—	674	613	615	597
Salons constructed	—	10	16	20	33
Acquired	—	—	65	3	2
Franchise buybacks	—	—	5	—	5
Less relocations	—	(4)	(11)	(11)	(6)

Salon openings	—	6	75	12	34
Conversions	—	—	5	1	1
Salons sold	—	(655)	—	—	—
Salons closed	—	(25)	(19)	(15)	(17)

Total company-owned salons	—	—	674	613	615

NORTH AMERICAN SALONS:	2010	2009	2008	2007	2006
Franchise salons:
Open at beginning of period	—	106	19	19	24
Salons constructed	—	1	2	—	—
Acquired	—	—	93	—	—
Less relocations	—	—	(1)	—	—

Salon openings	—	1	94	—	—
Franchise buybacks	—	—	(5)	—	(5)
Interdivisional reclassification(4)	—	(43)	—	—	—
Salons sold	—	(57)	—	—	—
Salons closed	—	(7)	(2)	—	—

Total franchise salons	—	—	106	19	19

Total, Trade Secret	—	—	780	632	634

SMARTSTYLE/COST CUTTERS IN WAL-MART
Company-owned salons:
Open at beginning of period	2,300	2,212	2,000	1,739	1,497
Salons constructed	80	71	207	242	215
Acquired	—	—	—	—	—
Franchise buybacks	5	24	12	21	31
Less relocations	(3)	(2)	(3)	(2)	(2)

Salon openings	82	93	216	261	244
Conversions	—	—	—	—	1
Salons closed	(8)	(5)	(4)	—	(3)

Total company-owned salons	2,374	2,300	2,212	2,000	1,739

Franchise salons:
Open at beginning of period	122	146	151	164	184
Salons constructed	2	1	7	8	11

Salon openings	2	1	7	8	11
Franchise buybacks	(5)	(24)	(12)	(21)	(31)
Salons closed	—	(1)	—	—	—

Total franchise salons	119	122	146	151	164

Total, SmartStyle/Cost Cutters in Wal-Mart	2,493	2,422	2,358	2,151	1,903

SUPERCUTS
Company-owned salons:
Open at beginning of period	1,114	1,132	1,094	1,036	915
Salons constructed	10	27	33	45	76
Acquired	—	—	3	—	—
Franchise buybacks	12	6	38	37	77
Less relocations	(2)	(2)	(6)	(5)	(9)

Salon openings	20	31	68	77	144
Conversions	—	(2)	—	—	(1)
Salons closed	(34)	(47)	(30)	(19)	(22)

Total company-owned salons	1,100	1,114	1,132	1,094	1,036

NORTH AMERICAN SALONS:	2010	2009	2008	2007	2006
Franchise salons:
Open at beginning of period	1,022	997	990	978	1,017
Salons constructed	42	51	71	69	74
Acquired(2)	—	—	—	—	—
Less relocations	(6)	(7)	(6)	(7)	(7)

Salon openings	36	44	65	62	67
Conversions	9	1	—	1	5
Franchise buybacks	(12)	(6)	(38)	(37)	(77)
Salons closed	(21)	(14)	(20)	(14)	(34)

Total franchise salons	1,034	1,022	997	990	978

Total, Supercuts	2,134	2,136	2,129	2,084	2,014

PROMENADE
Company-owned salons:
Open at beginning of period	2,450	2,399	2,223	1,995	1,813
Salons constructed	18	36	33	56	104
Acquired	—	71	135	193	122
Franchise buybacks	6	53	95	35	27
Less relocations	(10)	(16)	(8)	(12)	(12)

Salon openings	14	144	255	272	241
Conversions	—	1	(5)	—	(1)
Salons closed	(82)	(94)	(74)	(44)	(58)

Total company-owned salons	2,382	2,450	2,399	2,223	1,995

Franchise salons:
Open at beginning of period	901	914	1,008	1,026	1,085
Salons constructed	34	40	49	66	61
Acquired(2)	—	—	—	—	—
Less relocations	(9)	(7)	(5)	(12)	(11)

Salon openings	25	33	44	54	50
Conversions	(9)	—	—	(1)	(3)
Franchise buybacks	(6)	(53)	(95)	(35)	(27)
Interdivisional reclassification(4)	—	43	—	—	—
Salons closed	(44)	(36)	(43)	(36)	(79)

Total franchise salons	867	901	914	1,008	1,026

Total, Promenade	3,249	3,351	3,313	3,231	3,021

INTERNATIONAL SALONS(1):	2010	2009	2008	2007	2006
Company-owned salons:
Open at beginning of period	444	472	481	453	426
Salons constructed	2	4	15	25	33
Acquired	—	—	25	12	10
Franchise buybacks	—	—	—	4	2
Less relocations	—	(1)	(1)	(3)	(4)

Salon openings	2	3	39	38	41
Conversions	—	—	1	—	(2)
Affiliated joint ventures	—	—	(40)	—	—
Salons closed	(42)	(31)	(9)	(10)	(12)

Total company-owned salons	404	444	472	481	453

Franchise salons:
Open at beginning of period	—	—	1,574	1,587	1,592
Salons constructed	—	—	50	110	111
Acquired(2)	—	—	—	—	—
Less relocations	—	—	—	(1)	—

Salon openings	—	—	50	109	111
Conversions	—	—	3	—	2
Franchise buybacks	—	—	—	(4)	(2)
Affiliated joint ventures(3)	—	—	(1,587)	—	—
Salons closed	—	—	(40)	(118)	(116)

Total franchise salons	—	—	—	1,574	1,587

Total, International Salons	404	444	472	2,055	2,040

TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	7,981	8,582	8,139	7,559	6,977
Salons constructed	139	182	325	420	531
Acquired	3	94	232	257	148
Franchise buybacks	23	83	150	97	142
Less relocations	(33)	(49)	(46)	(59)	(57)

Salon openings	132	310	661	715	764
Conversions	—	(1)	2	—	(4)
Affiliated joint ventures	—	—	(40)	—	—
Salons sold	—	(655)	—	—	—
Salons closed	(204)	(255)	(180)	(135)	(178)

Total company-owned salons	7,909	7,981	8,582	8,139	7,559

INTERNATIONAL SALONS(1):	2010	2009	2008	2007	2006
Franchise salons:
Open at beginning of period	2,045	2,163	3,742	3,774	3,902
Salons constructed	78	93	179	253	257
Acquired(2)	—	—	93	—	—
Less relocations	(15)	(14)	(12)	(20)	(18)

Salon openings	63	79	260	233	239
Conversions	—	1	3	—	4
Franchise buybacks	(23)	(83)	(150)	(97)	(142)
Affiliated joint ventures	—	—	(1,587)	—	—
Salons sold	—	(57)	—	—	—
Salons closed	(65)	(58)	(105)	(168)	(229)

Total franchise salons	2,020	2,045	2,163	3,742	3,774

Total Salons	9,929	10,026	10,745	11,881	11,333

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

        Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2010, of the 1,049 total Regis Salons, 157 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 78 percent women and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as, professional hair care products. Service revenues represent approximately 84 percent of the concept's total revenues. The average ticket is approximately $41. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon, Mia & Maxx Hair Studios, Hair by Stewarts and Heidi's.

        The average initial capital investment required for a new Regis Salon is approximately $175,000 to $225,000, excluding average opening inventory costs of approximately $19,100. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $411,000.

        MasterCuts.    MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 82 percent of the concept's total revenues. The average ticket is approximately $21.

        The average initial capital investment required for a new MasterCuts salon is approximately $150,000 to $200,000, excluding average opening inventory costs of approximately $14,600. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $283,000.

        SmartStyle.    The SmartStyle salons share many operating characteristics of the Company's other salon concepts; however, they are located exclusively in Wal-Mart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at SmartStyle Salons is approximately 76 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 34 percent. Additionally, the Company has 119 franchise salons located in Wal-Mart Supercenters. The average ticket is approximately $20.

        The average initial capital investment required for a new SmartStyle salon is approximately $35,000 to $45,000, excluding average opening inventory costs of approximately $14,800. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $258,000.

        Strip Center Salons.    The Company's Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

        Supercuts.    The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for approximately 65 percent of the customer mix. Service revenues represent approximately 89 percent of total company-owned Supercuts revenues. The average ticket is approximately $17.

        The average initial capital investment required for a new Supercuts salon is approximately $110,000 to $120,000, excluding average opening inventory costs of approximately $8,100. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $269,000.

        The Supercuts franchise salons provide consistent, high quality hair care services and professional products to customers at convenient times and locations and at a reasonable price. These Supercuts franchise salons appeal to men, women and children. Service revenues represent approximately 93 percent of the Supercuts franchise total revenues. Average annual revenues in a Supercuts franchise salon which has been open five years or more are approximately $332,000.

        Cost Cutters (franchise salons).    The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The customer mix at Cost Cutters is split relatively evenly between men and women. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $277,000.

        In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

        Promenade Salons.    Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. The customer mix is split relatively evenly between men and women at most concepts. Service revenues represent approximately 89 percent of total company-owned Promenade revenues. The average ticket is approximately $19.

        The average initial capital investment required for a new Promenade Salon is approximately $85,000 to $95,000, excluding average opening inventory costs of approximately $8,600. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $239,000.

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

        International Salons.    The Company's international salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £135,000, and £145,000, for a Regis salon, between £55,000 and £65,000 for a Supercuts salon. Average annual salon revenues for a salon which has been open five years or more are approximately £222,000 in a Regis salon and £209,000 in a Supercuts salon. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is approximately £450,000. Average annual salon revenues for a salon which has been open five years or more is approximately £882,000.

Salon Franchising Program:

        General.    The Company has various franchising programs supporting its 2,020 franchise salons as of June 30, 2010, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, and Pro Cuts. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

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

        To further ensure conformity, the Company may enter into the lease for the store site directly with the landlord, and subsequently sublease the site to the franchisee. The franchise agreement and sublease provide the Company with the right to terminate the sublease and gain possession of the store if the franchisee fails to comply with the Company's operational policies and procedures. See Note 10 to the Consolidated Financial Statements for further information about the Company's commitments and contingencies, including leases.

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

        The Company has full- and part-time artistic directors who train the stylists in techniques for providing the salon services and instruct the stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD based programs. The Company was the first in its industry to develop a DVD based training system in its salons and currently has over 200 DVD titles designed to enhance technical skills of stylists.

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

Salon Management Information Systems:

        At all of its company-owned salons, the Company utilizes a point-of-sale (POS) information system to collect daily sales information and customer demographics. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system sends the amount expected to be deposited to the corporate office, where the amount is reconciled daily with local deposits transferred into a centralized corporate bank account. The customer information is then used to determine effectiveness of promotions and the loyalty base of each salon that feed into salon operational decisions. The information is also used to generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and anticipate industry pricing and staffing trends. The corporate information systems deliver information on product sales to improve its inventory control system, including recommendations for each salon of monthly product replenishments. Recent innovations to increase inventory cycle counts and install high speed connections at each salon are expected to improve stylist productivity and improve customer satisfaction with the checkout process.

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

        In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2010, 2009, and 2008:

	2010	2009	2008
Company-owned hair restoration centers:
Open at beginning of period	62	57	49
Constructed	4	8	3
Acquired	—	—	—
Franchise buybacks	—	2	6
Less relocations	(4)	(5)	(1)

Site openings	—	5	8

Sites closed	—	—	—

Total company-owned hair restoration centers	62	62	57

Franchise hair restoration centers:
Open at beginning of period	33	35	41
Acquired	—	—	2
Franchise buybacks	—	(2)	(6)
Less Relocations	—	—	(2)

Site openings	—	(2)	(6)

Sites closed	—	—	—

Total franchise hair restoration centers	33	33	35

Total hair restoration centers	95	95	92

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

          The Company's long term outlook for organic expansion remains favorable due to several factors, including favorable industry dynamics, addressing new market opportunities, menu expansion, developing new locations and new cross marketing initiatives. The aging "baby boomer" population is expanding the number of individuals within the hair restoration centers' target market. This group of individuals is entering their peak years of disposable income and has demonstrated a willingness to improve their physical appearance.

          In 2003, Hair Club began marketing to women and changed its name to Hair Club for Men and Women. This represents a large and relatively untapped market. Women now represent approximately 35 percent of new customers.

          Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers' product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2010, 29 locations were equipped and staffed to perform the procedure. Currently, a total of 65 hair restoration centers offer this service to their customers. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

          Company-owned-and franchise hair restoration centers are located in markets representing 74 percent of all U.S. television (TV) households. The Company's hair restoration centers advertise on cable TV to over 85 million households. There is an opportunity to add a limited number of new centers in under penetrated markets.

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

Affiliated Ownership Interests:

        The Company maintains ownership interests in salons and beauty schools. The primary ownership interests are in Provalliance, EEG and Hair Club for Men, Ltd., which are accounted for as equity method investments.

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

Corporate Employees:

        During fiscal year 2010, the Company had approximately 56,000 full- and part-time employees worldwide, of which approximately 49,000 employees were located in the United States. None of the Company's employees are subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Paul D. Finkelstein	68	Chairman of the Board of Directors, President and Chief Executive Officer
Randy L. Pearce	55	Senior Executive Vice President, Chief Financial and Administrative Officer
Bruce Johnson	57	Executive Vice President, Design and Construction
Mark Kartarik	54	Executive Vice President, Regis Corporation and President, Franchise Division
Norma Knudsen	52	Executive Vice President, Merchandising
Gordon Nelson	59	Executive Vice President, Fashion, Education and Marketing
Eric A. Bakken	43	Executive Vice President, General Counsel and Secretary

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

        Eric A. Bakken has served as Executive Vice President since 2010. He served as Senior Vice President from 2006 to 2009, General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a lawyer to the Company from 1994 to 1998.

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

Item 1A.    Risk Factors

The results and impact of our announcement that our Board authorized the exploration of strategic alternatives to enhance shareholder value are uncertain and cannot be determined.

        In August 2010, we announced that our Board authorized the exploration of strategic alternatives to enhance shareholder value, which could result in, among other things, a sale of the Company. There can be no assurance that the review of strategic alternatives will result in any agreement or transaction, or that if an agreement is executed, that a transaction will be consummated. We do not intend to disclose developments with respect to this review (whether or not material) unless and until the Board has approved a specific course of action or terminated the exploration of strategic alternatives. In connection with our exploration of strategic alternatives, we expect to incur expenses associated with identifying and evaluating strategic alternatives. The process of exploring strategic alternatives may be disruptive to our business operations and could make it more difficult to pursue acquisitions and retain personnel. The inability to effectively manage the process and any resulting agreement or transaction could materially and adversely affect our business, financial condition or results of operations.

Our business and our industry are affected by cyclical and global economic factors, including the risk of a prolonged recession.

        Our financial results are substantially dependent upon overall economic conditions in the United States and in Europe. A prolonged or a deepening recession in the United States, or globally, could further decrease the demand for our products and services substantially below current levels and adversely affect our business. Our industry has historically been vulnerable to significant declines in consumption and product and service pricing during prolonged periods of economic downturn such as at present.

        Recessions and other periods of economic dislocation typically result in a lower level of discretionary income for consumers. To the extent discretionary income declines, consumers may be more likely to reduce discretionary spending. This could result in our salon customers lengthening their visitation patterns, foregoing salon treatments or using home treatments as a substitute. It could also result in our hair restoration patients decreasing the amount spent on hair restoration treatments.

        The current economic conditions have affected our financial results for the fiscal years ended June 30, 2010 and 2009. Our comparable same-store sales results for the twelve months ended June 30, 2010 declined 3.2 percent compared to the twelve months ended June 30, 2009. We impaired $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. Also, we impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Promenade.

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

        Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the twelve months ended June 30, 2010 declined 3.2 percent compared to the twelve months ended June 30, 2009.

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

        With approximately 12,700 locations and 56,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

        We have outstanding accounts and notes receivable subject to collectability. For example, as of June 30, 2010, $31.6 million was due to the Company from the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy. The Company has a security interest in the assets of the purchaser of Trade Secret, that the Company believes fully collateralizes the $31.6 million. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected.

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

        In July 2009, we issued $172.5 million aggregate principal amount of our 5.0 percent convertible senior notes due 2014 in a public offering. Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

  •
  Holders of notes may convert their notes into shares of our common stock, which may dilute the ownership interest of our shareholders,

  •
  If we elect to settle all or a portion of the conversion obligation exercised by holders of the notes through the payment of cash, it could adversely affect our liquidity,

  •
  Holders of notes may require us to purchase their notes upon certain fundamental changes, and any failure by us to purchase the notes in such event would result in an event of default with respect to the notes,

  •
  The fundamental change provisions contained in the notes may delay or prevent a takeover attempt of the Company that might otherwise be beneficial to our investors,

  •
  Recent changes in the accounting method for convertible debt securities that may be settled in cash require us to include both the current period's amortization of the debt discount and the instrument's coupon interest as interest expense, which will decrease our financial results,

  •
  Our ability to pay principal and interest on the notes depends on our future operating performance and any failure by us to make scheduled payments could allow the note holders to declare all outstanding principal and interest to be due and payable, result in termination of other debt commitments and foreclosure proceedings by other lenders, or force us into bankruptcy or liquidation, and

  •
  The debt obligations represented by the notes may limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flow from operations to pay our debt, limit our ability to adjust rapidly to changing market conditions and increase our vulnerability to downtowns in general economic conditions in our business.

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

        During fiscal year 2010, the Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters. Additionally, the Company has commitment to provide discount coupons. As of June 30, 2010, there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

Item 4.    Reserved

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

(a)   Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters; Performance Graph

        Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2010 and 2009 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 19, 2010, Regis shares were owned by approximately 22,400 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $17.03 per share on August 19, 2010.

	2010		2009
Fiscal Quarter	High	Low	High	Low
1st Quarter	$18.46	$11.90	$31.96	$24.34
2nd Quarter	17.54	14.89	27.83	8.21
3rd Quarter	19.02	14.95	16.02	9.81
4th Quarter	20.46	15.55	20.36	13.94

        The Company paid quarterly dividends of $0.04 per share in fiscal years 2010 and 2009. The Company expects to continue paying regular quarterly dividends for the foreseeable future.

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

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., AutoZone, Inc., Brinker International, Inc., CBRL Group, Inc., DineEquity, Inc., Foot Locker, Inc., GameStop Corp., H&R Block, Inc., Jack in the Box, Inc., Papa John's International, Inc., PetSmart, Inc., RadioShack Corp., Service Corporation International, and Starbucks Corp. The Peer Group is a self-constructed peer group of companies with comparable annual revenues, the customer service element is a critical component to the business and targets moderate customers in terms of income and style, excluding apparel companies.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2005 and those dividends, if any, were reinvested.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2010

	2005	2006	2007	2008	2009	2010
Regis	100.00	91.51	98.70	68.37	45.66	41.23
S & P 500	100.00	108.63	131.00	113.81	83.98	96.09
S & P 400 Midcap	100.00	112.98	133.89	124.07	89.30	111.56
Dow Jones Consumer Service Index	100.00	103.47	120.97	95.54	78.85	96.92
Peer Group	100.00	106.08	114.69	84.53	77.20	99.54

(b)   Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2010, 2009, and 2008, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2010, $73.5 million remains to be spent on share repurchases under this program.

        The Company did not repurchase any of its common stock through its share repurchase program during the twelve months ended June 30, 2010.

CEO and CFO Certifications

        The certifications by our chief executive officer and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO's annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards was submitted to the NYSE on November 9, 2009.

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

	2010	2009	2008	2007	2006
Revenues(a)	$2,358,434	$2,429,787	$2,481,391	$2,373,338	$2,168,002
Operating income(b)	97,218	109,073	173,340	141,506	179,147
Income from continuing operations(c)	39,579	6,970	83,901	67,739	92,903
Income from continuing operations per diluted share(c)	0.71	0.16	1.92	1.48	2.00
Total assets	1,919,572	1,892,486	2,235,871	2,132,114	1,985,324
Long-term debt, including current portion	440,029	634,307	764,747	709,231	622,269
Dividends declared	$0.16	$0.16	$0.16	$0.16	$0.16

a)
Revenues from salons, schools or hair restorations centers acquired each year were $17.8, $82.1, $110.0, $105.1, and $158.3 million during fiscal years 2010, 2009, 2008, 2007, and 2006, respectively. Revenues from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 were $5.6, $68.5, and $48.2 million in fiscal years 2008, 2007, and 2006, respectively. Revenues from the deconsolidated European franchise salon operations were $36.2, $57.0, and $52.7 million in fiscal years 2008, 2007, and 2006, respectively.

b)
The following significant items affected operating income:

•
An impairment charge of $35.3 million associated with the Company's Regis salon concept, was recorded in fiscal year 2010. An impairment charge of $41.7 million associated with the Company's United Kingdom salon division, was recorded in fiscal year 2009. An impairment charge of $23.0 million associated with the Company's accredited cosmetology schools was recorded in fiscal year 2007.

•
Adjustments were recorded in fiscal years 2010, 2009, 2008, 2007, and 2006 related to a change in estimate of the Company's self-insurance accruals, primarily prior years' workers' compensation claims reserves, due to the continued improvement of our safety and return-to-work programs over the recent years as well as changes in state laws. Site operating expenses decreased by $1.7, $9.9, $6.9, and $10.0 million in fiscal years 2010, 2009, 2008, and 2007, respectively, and increased by $0.9 million in fiscal year 2006 as a result in the change in estimate.

•
Expenses of $6.4, $10.2, $6.1, $5.1, $6.9 million related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2010, 2009, 2008, 2007, and 2006, respectively.

•
Charges of $2.1, $5.7, and $5.7 million were recorded in fiscal years 2010, 2009, and 2006, respectively associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business.

  •
  During fiscal year 2010, the Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters. Fiscal year 2006 includes a $2.8 million charge related to the settlement of a wage and hour lawsuit under the Fair Labor Standards Act (FLSA).

  •
  Operating (loss) income from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 was $(0.3), $(18.6), and $2.3 million in fiscal years 2008, 2007, and 2006, respectively. Operating income from the deconsolidated European franchise salon operations was $5.1, $7.5, and $4.8 million in fiscal years 2008, 2007, and 2006, respectively.

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

c)
The following significant items affected income from continuing operations and income from continuing operations per diluted share:

•
Fiscal year 2010 includes interest expense of $18.0 million related to make-whole payments and other fees associated with the repayment of private placement debt.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

  •
  Management's Overview

  •
  Critical Accounting Policies

  •
  Overview of Fiscal Year 2010 Results

  •
  Results of Operations

  •
  Liquidity and Capital Resources

MANAGEMENT'S OVERVIEW

        Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of June 30, 2010, we owned, franchised or held ownership interests in over 12,700 worldwide locations. Our locations consisted of 9,929 system wide North American and international salons, 95 hair restoration centers, and 2,704 locations in which we maintain an ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,525 salons, including 2,020 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 404 salons located in Europe, primarily in the United Kingdom. Hair Club for Men and Women includes 95 North American locations, including 33 franchise locations. During fiscal year 2010, we had approximately 56,000 corporate employees worldwide.

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

        We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Wal-Mart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2011, our outlook for constructed salons will be 160 units. Capital expenditures and acquisitions are expected to be approximately $95.0 and $25.0 million in fiscal year 2011, respectively.

        Organic salon revenue growth is achieved through the combination of new salon construction and salon same-store sales increases. Once the economy normalizes, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 70 to 100 salons in fiscal year 2011. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2011 consolidated same-store sales to be in the range of negative 1.0 percent to positive 2.0 percent.

        Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2010, we acquired 8,023 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Investment In and Loans to Affiliates

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loans receivable from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2009, we recorded impairments of $25.7 and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engage third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations. The Company's policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

        In the situations where a reporting unit's carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        As a result of the Company's annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

        As it is reasonably likely that there could be additional impairment of the Regis salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the annual impairment test of the Regis salon concept as of March 31, 2010 are outlined below:

          Annual revenue growth.    Annual revenue growth is primarily driven by assumed same-store sales rates of negative 3.2 percent to positive 3.0 percent. Other considerations include anticipated negative economic conditions in the short-term and moderate acquisition growth.

          Gross margin.    Adjusted for anticipated salon closures, new salon construction and acquisitions, estimated future gross margins were held constant.

          Fixed expense rates.    Fixed expense rate increases of approximately 1.5 to 2.0 percent based on anticipated inflation. Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

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

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept reporting unit (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$(13,000)
Same-Store Sales	(1.0)%	(12,000)

        As of March 31, 2010, the estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10 percent. As it is reasonably likely that there could be impairment of the Promenade salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the annual impairment test of the Promenade salon concept as of March 31, 2010 are outlined below:

          Annual revenue growth.    Annual revenue growth is primarily driven by assumed same-store sales rates of negative 1.1 percent to positive 3.0 percent. Other considerations include anticipated negative economic conditions in the short-term and moderate acquisition growth.

          Gross margin.    Adjusted for anticipated salon closures, new salon construction and acquisitions, estimated future gross margins were held constant.

          Fixed expense rates.    Fixed expense rate increases of approximately 1.5 to 2.0 percent based on anticipated inflation. Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

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

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Promenade salon concept reporting unit (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(in thousands)
Discount Rate	1.0%	$(29,000)
Same-Store Sales	(1.0)%	(15,000)

        The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Regis and Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis and Promenade may become impaired in future periods.

The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis salon concept and Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

        As of June 30, 2010, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events that would require the Company to perform an interim goodwill impairment test between the annual impairment testing and June 30, 2010.

        A summary of the Company's goodwill balance as of June 30, 2010 by reporting unit is as follows:

Reporting Unit	As of June 30, 2010
(Dollars in thousands)
Regis	$102,180
MasterCuts	4,652
SmartStyle	48,280
Supercuts	121,693
Promenade	309,804

Total North America Salons	586,609
Hair Restoration Centers	150,380

Consolidated Goodwill	$736,989

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

        During the three months ended March 31 of fiscal year 2008, we performed our annual goodwill impairment analysis on our reporting units. No impairment charges were recorded during fiscal year 2008.

Long-Lived Assets, Excluding Goodwill

        We assess the impairment of long-lived assets annually or when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis on salon property and equipment is performed on a salon by salon basis. The Company's test for impairment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related salon assets that does not recover the carrying value of the salon assets. When the sum of a salon's undiscounted estimated future cash flow is zero or negative, impairment is measured as the full carrying value of the related salon's equipment and leasehold improvements. When the sum of a salon's undiscounted cash flows is greater than zero but less than the carrying value of the related salon's equipment and leasehold improvements, a discounted cash flow analysis is performed to estimate the fair value of the salon assets and impairment is measured as the difference between the carrying value of the salon assets and the estimated fair value. The fair value estimate is based on the best information available, including market data.

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

        During fiscal years 2010, 2009, and 2008, $6.4, $10.2, and $6.1 million, respectively, of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations. In June 2009, we approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010 that was in addition to the July 2008 approved plan of closing up to 160 underperforming company-owned salons in fiscal year 2009. We also evaluated the appropriateness of the remaining useful lives of its affected property and equipment and whether a change to the depreciation charge was warranted. Impairment charges are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

Purchase Price Allocation

        We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2010, 2009, and 2008 acquisitions totaled $0.1, $1.3, $16.1 million, respectively. The residual goodwill generated by fiscal year 2010, 2009, and 2008 acquisitions totaled $2.6, $30.8, $105.3 million, respectively. See Note 4 to the Consolidated Financial Statements for further information.

Self-insurance Accruals

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practices liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for four models; California, Ohio, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability; however, it is a single model for all liability claims rather than the four separate models used for workers' compensation.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal years 2010, 2009, and 2008, we recorded decreases in expense from changes in estimates related to prior year open policy periods continuing operations of $1.7, $9.9, $6.9 million, respectively. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in income of affiliated companies by $4.5, $4.0, and $4.7 million for the three years ended June 30, 2010, 2009, and 2008, respectively. The Company updates loss projections each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

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

        Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not be ultimately recoverable. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which it is determined that the recovery is not likely.

        In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes a reserve for potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether and the extent to which additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2007 and after remain open for Federal tax audit. The Company has been notified that the United States federal income tax returns for the years 2007 through 2009 have been selected for audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2006. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        We adopted the FASB guidance regarding the recognition, measurement, presentation, and disclosure in the financial statements of tax positions taken or expected to be taken on a tax return, including the decision whether to file or not to file in a particular jurisdiction. As a result of the adoption, effective July 1, 2007, the Company recognized a $20.7 million increase in the liability for unrecognized income tax benefits, including interest and penalties. As of June 30, 2010 the Company's liability for uncertain tax positions was $16.9 million. See Note 13 to the Consolidated Financial Statements for further information.

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

        During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate of $5.2 million plus a commitment to provide discount coupons.

OVERVIEW OF FISCAL YEAR 2010 RESULTS

        The following summarizes key aspects of our fiscal year 2010 results:

  •
  Revenues decreased 2.9 percent to $2.4 billion during fiscal year 2010. The Company experienced a decline in customer visitation as a result of the current global economic environment, partially offset by an increase in average ticket price, resulting in a decrease in consolidated same-store sales of 3.2 percent. The revenue decrease was partially offset by a one-time sale of $20.0 million of product sold to the purchaser of Trade Secret. The Company expects fiscal year 2011 same-store sales to be in the range of negative 1.0 percent to positive 2.0 percent.

  •
  Goodwill impairment charges of $35.3 million associated with our Regis salon concept were recorded during fiscal year 2010.

  •
  Long-lived asset impairment charges of $6.4 million were recorded during fiscal year 2010.

  •
  Total debt at the end of fiscal year 2010 declined to $440.0 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, improved 1,380 basis points to 30.3 percent as compared to June 30, 2009. The decrease in debt-to-capitalization ratio from fiscal year 2009 to fiscal year 2010 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during fiscal year 2010.

  •
  The annual effective income tax rate of 48.1 percent was adversely impacted by the pre-tax non-cash goodwill impairment charge of $35.3 million recorded during the three months ended March 30, 2010. During fiscal year 2010, the Company recorded adjustments to correct its current income tax balances. The adjustments increased the Company's fiscal year 2010 income tax provision by $2.1 million and increased its effective income tax rate by 3.9 percent. Offsetting these amounts were increased employment credits related to the Small Business and Work Opportunity Tax Act of 2007 which benefited the effective income tax rate by 6.4 percent. Based upon current legislation these credits are scheduled to expire on September 1, 2011.

  •
  Site operating expenses were positively impacted by a $1.7 million pre-tax change in estimate of the Company's self-insurance accruals, primarily general liability.

  •
  Lease termination costs of $2.1 million were incurred as a result of the Company's planned closure of up to 80 underperforming company-owned salons in the United Kingdom.

  •
  The Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters.

  •
  The Company recorded $18.0 million in charges related to make-whole payments and other fees associated with the repayment of private placement debt.

  •
  In August 2010 the Company retained Peter J. Solomon Company, L.P. as its financial advisor and Faegre & Benson LLP and Wachtell, Lipton, Rosen & Katz as its legal advisors to explore strategic alternatives to enhance shareholder value. There can be no assurance that the review of strategic alternatives will result in any agreement or transaction.

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

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2010	2009	2008
Service revenues	75.6%	75.5%	75.1%
Product revenues	22.7	22.9	22.2
Royalties and fees	1.7	1.6	2.7
Operating expenses:
Cost of service(1)	56.9	57.0	57.1
Cost of product(2)	49.4	50.9	48.0
Site operating expenses	8.5	7.8	7.4
General and administrative	12.4	12.0	13.0
Rent	14.6	14.3	14.6
Depreciation and amortization	4.6	4.8	4.6
Goodwill impairment	1.5	1.7	—
Lease termination costs	0.1	0.2	—
Operating income	4.1	4.5	7.0
Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	2.3	3.2	5.5
Income from continuing operations	1.7	0.3	3.4
Income (loss) from discontinued operations	0.1	(5.4)	0.1
Net income (loss)	1.8	(5.1)	3.4

(1)
Computed as a percent of service revenues and excludes depreciation expense.

(2)
Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues decreased 2.9 percent during fiscal year 2010 and decreased 2.1 percent during fiscal year 2009. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
North American salons:
Regis	$437,990	$474,964	$514,219
MasterCuts	166,821	170,338	175,974
SmartStyle	533,094	529,782	507,349
Supercuts(1)	314,698	310,913	305,104
Promenade(1)(6)	607,960	631,701	581,542
Other(3)	—	—	5,558

Total North American Salons(5)	2,060,563	2,117,698	2,089,746
International salons(1)(2)	156,085	171,569	256,063
Hair restoration centers(1)	141,786	140,520	135,582

Consolidated revenues	$2,358,434	$2,429,787	$2,481,391

Percent change from prior year	(2.9)%	(2.1)%	4.6%
Salon same-store sales (decrease) increase(4)	(3.2)%	(3.1)%	1.5%

(1)
Includes aggregate franchise royalties and fees of $39.7, $39.6, $67.6 million in fiscal years 2010, 2009, and 2008, respectively. North American salon franchise royalties and fees represented 93.7, 93.7, and 58.6 percent of total franchise revenues in fiscal years 2010, 2009, and 2008, respectively. The decrease in aggregate franchise royalties and fees and the increase in North American salon franchise royalties and fees as a percent of total revenues for fiscal years 2010 and 2009 is a result of the deconsolidation of the Company's European franchise salon operations.

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

(4)
Same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Annual same-store sales increases are the sum of the same-store sales increases computed on a daily basis. Salons relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period.

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

(6)
Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. For the fiscal year ended June 30, 2010, and 2009, the Company generated revenue of $20.0, and $32.2 million in product revenues, respectively, which represented 0.8 and 1.3 percent of consolidated revenues, respectively. The agreement was substantially complete as of September 30, 2009.

        The decreases of 2.9, and 2.1 percent, and the increase of 4.6 percent in consolidated revenues during fiscal years 2010, 2009, and 2008, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2010	2009	2008
Acquisitions (previous twelve months)	0.8%	3.4%	4.6%
Organic	(3.0)	(1.4)	3.4
Foreign currency	0.2	(2.2)	1.1
Franchise revenues	0.0	(1.1)	(0.6)
Closed salons	(0.9)	(0.8)	(3.9)

	(2.9)%	(2.1)%	4.6%

        We acquired 26 company-owned salons (including 23 franchise buybacks), and bought back zero hair restoration centers from franchisees during fiscal year 2010 compared to 177 company-owned salons (including 83 franchise buybacks), and bought back two hair restoration centers from franchisees during fiscal year 2009. The decline in organic sales during fiscal year 2010 was primarily due to consolidated same-store sales decrease of 3.2 percent due to a decline in same-store customer visits, partially offset by an increase in average ticket. The decline in organic sales was also due to the completion of an agreement to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $20.0 and $32.2 million for product sold to the purchaser of Trade Secret during the twelve months ended June 30, 2010 and 2009, respectively. Partially offsetting the organic sales decrease was the construction of 143 company-owned salons during the twelve months ended June 30, 2010. We closed 269 and 281 salons (including 65 and 51 franchise salons) during the twelve months ended June 30, 2010 and 2009, respectively.

        We acquired 177 company-owned salons (including 83 franchise buybacks), and bought back two hair restoration centers from franchisees during fiscal year 2009 compared to 354 company-owned salons (including 145 franchise buybacks) and bought back six hair restoration centers from franchisees during fiscal year 2008. The organic decrease was primarily due to consolidated same-store sales decrease of 3.1 percent, partially offset by the construction of 172 company-owned salons during the twelve months ended June 30, 2009. The organic increase was primarily from the construction of 309 company-owned salons during the 12 months ended June 30, 2008, as well as consolidated same-store sales of 1.5 percent. We closed 281 and 264 salons (including 51 and 103 franchise salons) during the twelve months ended June 30, 2009 and 2008, respectively

        During fiscal year 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United Stated dollar against the British pound and Euro as compared to the prior fiscal year's exchange rates. During fiscal years 2009 and 2008, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound, and Euro as compared to the prior fiscal year's exchange rates. Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

        Service Revenues.    Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$1,784,137	$(49,821)	(2.7)%
2009	1,833,958	(28,532)	(1.5)
2008	1,862,490	98,010	5.6

        The decrease in service revenues during fiscal year 2010 was due to same-store service sales decreasing 3.4 percent, as many consumers have continued to lengthen their visitation pattern due to the economy. In addition, service revenues decreased due to the strengthening of the United States dollar against the British pound. Partially offsetting the decrease was growth due to acquisitions during the twelve months and the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2010.

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

        Product Revenues.    Product revenues are primarily sales at company-owned salons, hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$534,593	$(21,612)	(3.9)%
2009	556,205	4,919	0.9
2008	551,286	22,374	4.2

        The decrease in product revenues during fiscal year 2010 was primarily due to the decrease in product sales to the purchaser of Trade Secret from $32.2 in fiscal year 2009 to $20.0 in fiscal year 2010, as well as due to same-store product sales decreasing 2.3 percent and the strengthening of the United States dollar against the British pound. Partially offsetting the decrease was the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2010.

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

        Royalties and Fees.    Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$39,704	$80	0.2%
2009	39,624	(27,991)	(41.4)
2008	67,615	(12,331)	(15.4)

        Total franchise locations open at June 30, 2010 and 2009 were 2,053 (including 33 franchise hair restoration centers) and 2,078 (including 33 franchise hair restoration centers), respectively. The increase in consolidated franchise revenues during fiscal year 2010 was primarily due to the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2010.

        Total franchise locations open at June 30, 2009 and 2008 were 2,078 (including 33 franchise hair restoration centers) and 2,134 (including 35 franchise hair restoration centers), respectively. The decrease in consolidated franchise revenues during fiscal year 2009 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008.

        Total franchise locations open at June 30, 2008 and 2007 were 2,134 (including 35 franchise hair restoration centers) and 3,764 (including 41 franchise hair restoration centers), respectively. The decrease in consolidated franchise revenues during fiscal year 2008 was primarily due to the merger of the 1,587 European franchise salon operations with Franck Provost Salon Group on January 31, 2008. The decrease in consolidated franchise revenues during fiscal year 2008 was partially offset due to the weakening of the United States dollar against the Canadian dollar, British pound and Euro as compared to the exchange rates for fiscal year 2007.

Gross Margin (Excluding Depreciation)

        Our cost of revenues primarily includes labor costs related to salon employees and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Gross Margin	Margin as % of Service and Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$1,039,127	44.8%	$(23,279)	(2.2)%	40
2009	1,062,406	44.4	(24,420)	(2.2)	(60)
2008	1,086,826	45.0	40,643	3.9	(60)

(1)
Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

        Service Margin (Excluding Depreciation).    Service margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Service Margin	Margin as % of Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$768,417	43.1%	$(20,822)	(2.6)%	10
2009	789,239	43.0	(10,692)	(1.3)	10
2008	799,931	42.9	24,397	3.1	(110)

(1)
Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in service margins as a percent of service revenues during fiscal year 2010 was primarily due to the benefit of the new leveraged salon pay plans implemented in the 2009 calendar year. Increases in salon health insurance and payroll taxes partially offset the basis point improvement.

        The basis point improvement in service margins as a percent of service revenues during fiscal year 2009 was primarily due to an improvement in labor expenses. Labor expenses improved as a result of cost control initiatives and new leveraged salon pay plans.

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

        Product Margin (Excluding Depreciation).    Product margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Product Margin	Margin as % of Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$270,710	50.6%	$(2,457)	(0.9)%	150
2009	273,167	49.1	(13,728)	(4.8)	(290)
2008	286,895	52.0	16,246	6.0	80

(1)
Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding period of the prior fiscal year.

        Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that Regis Corporation would supply product to the purchaser at cost for a transition period.

        The following tables breakout product revenue, cost of product and product margin as a percent of product revenues between product and product sold to the purchaser of Trade Secret.

	For the Years Ended June 30,
Breakout of Product Revenue	2010	2009	2008
Product	$514,631	$523,968	$551,286
Product sold to purchaser of Trade Secret	19,962	32,237	—

Total product revenues	$534,593	$556,205	$551,286

	For the Years Ended June 30,
Breakout of Cost of Product	2010	2009	2008
Cost of product	$243,921	$250,801	$264,391
Cost of product sold to purchaser of Trade Secret	19,962	32,237	—

Total cost of product	$263,883	$283,038	$264,391

	For the Years Ended June 30,
Product Margin as % of Product Revenues	2010	2009	2008
Margin on product other than sold to purchaser of Trade Secret	52.6%	52.1%	52.0%
Margin on product sold to purchaser of Trade Secret	—	—	—
Total product margin	50.6%	49.1%	52.0%

        The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percentage of product revenues during fiscal year 2010 was due to a planned reduction in retail commissions paid to new employees on retail product sales.

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

        The 80 basis point improvement in product margins as a percentage of product revenues during fiscal year 2008 was due to refinements made to our inventory tracking systems. The refinements resulted in better tracking and accounting for retail products that our salon stylists transfer from retail shelves to the back bar for use in servicing customers. The cost of these products had historically been included as a component of our product gross margin, whereas they are now more appropriately included in our service margin. In addition, product margins improved due to the deconsolidation of the beauty schools and European franchise salon operations.

Site Operating Expenses

        This expense category includes direct costs incurred by our salons and hair restoration centers, such as on-site advertising, workers' compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Site Operating	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$199,338	8.5%	$8,882	4.7%	70
2009	190,456	7.8	5,687	3.1	40
2008	184,769	7.4	(5,845)	(3.1)	(60)

(1)
Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2010 was primarily due to higher self insurance expense. The Company recorded a reduction in self insurance accruals of $1.7 million in fiscal year 2010 compared to a $9.9 million reduction in fiscal year 2009. In addition the Company settled two legal claims related to customer and employee matters resulting in a $5.2 million charge during fiscal year 2010.

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

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$291,991	12.4%	$330	0.1%	40
2009	291,661	12.0	(29,902)	(9.3)	(100)
2008	321,563	13.0	3,840	1.2	(40)

(1)
Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in G&A costs as a percentage of consolidated revenues during fiscal year 2010 was primarily due to negative leverage from the decrease in same-store sales, partially offset by the continuation of cost savings initiatives implemented by the Company.

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

Rent

        Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$344,098	14.6%	$(3,694)	(1.1)%	30
2009	347,792	14.3	(13,684)	(3.8)	(30)
2008	361,476	14.6	19,654	5.7	20

(1)
Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2010 was primarily due to negative leverage in this fixed cost category, partially offset by a reduction in our percentage rent payments, both due to negative same-store sales.

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

Depreciation and Amortization

        Depreciation and amortization expense (D&A) was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	D&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$108,764	4.6%	$(6,891)	(6.0)%	(20)
2009	115,655	4.8	2,362	2.1	20
2008	113,293	4.6	1,829	1.6	(10)

(1)
Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in D&A as a percent of consolidated revenues during fiscal year 2010 was primarily due to a reduction in the impairment of property and equipment at underperforming locations as compared to fiscal year 2009. The Company recorded impairment charges of $6.4 and $10.2 million during fiscal years 2010 and 2009, respectively. Partially offsetting the improvements was a decline due to negative leverage from the decrease in same-store sales.

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

Goodwill Impairment

        Goodwill impairment was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Goodwill Impairment	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$35,277	1.5%	$(6,384)	15.3%	(20)
2009	41,661	1.7	41,661	100.0	170
2008	—	—	(23,000)	(100.0)	(100)

(1)
Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The Company recorded a $35.3 million goodwill impairment charge related to the Regis salon concept during fiscal year 2010. Due to the current economic conditions, the estimated fair value of the Regis salon operations was less than the carrying value of this concept's net assets, including goodwill. The $35.3 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon operations.

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

Lease Termination Costs

        Lease termination costs were as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Lease Termination Costs	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$2,145	0.1%	$(3,587)	(62.6)%	(10)
2009	5,732	0.2	5,732	100.0	20
2008	—	—	—	—	—

(1)
Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

        The fiscal year 2010 lease termination costs are associated with the Company's June 2009 plan to close underperforming United Kingdom company-owned salons in fiscal year 2010. During fiscal year 2010 we closed 29 salons under the June 2009 plan.

        The fiscal year 2009 lease termination costs are primarily associated with the Company's July 2008 plan to close underperforming company-owned salons in fiscal year 2009. The planned closures in fiscal year 2009 included salons in North America and the United Kingdom. During fiscal year 2009 we closed 64 salons under the July 2008 plan.

        See further discussion within Note 11 of the Consolidated Financial Statements.

Interest Expense

        Interest expense was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Interest	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$54,414	2.3%	$14,646	36.8%	70
2009	39,768	1.6	(4,511)	(10.2)	(20)
2008	44,279	1.8	2,632	6.3	—

(1)
Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in interest as a percent of consolidated revenues during the twelve months ended June 30, 2010 was primarily due to $18.0 million of make-whole payments and other fees associated with the repayment of private placement debt. The increase due to the make-whole payments and other fees was partially offset by a reduction in interest expense due to decreased debt levels.

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

Interest Income and Other, net

        Interest income and other, net was as follows:

			Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Income as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$10,410	0.4%	$949	10.0%	—
2009	9,461	0.4	1,288	15.8	10
2008	8,173	0.3	3,120	61.7	10

(1)
Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        Interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2010 was consistent with the twelve months ended June 30, 2009. Interest income increased as a result of higher cash balances available to earn interest, partially offset by a decline in rates.

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

        The basis point improvement in interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2008 was primarily due to the increased interest income as a result of higher cash balances available to earn interest.

Income Taxes

        Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point (Decrease) Increase
2010	48.1%	(520)
2009	53.3	1,380
2008	39.5	410

        The basis point improvement in our overall effective income tax rate for the fiscal year ended June 30, 2010 was primarily due to a decrease in the impact of the non-cash goodwill impairment charge recorded during the year ended June 30, 2010 compared to the impact of the non-cash goodwill impairment charge recorded during the year ended June 30, 2009 and an increase in the employment credits received. In addition, a 0.9 percent decrease in the tax rate was due to adjustments to the income tax balances, which had a smaller impact than the charge recorded in the prior year related to the adjustment of prior year deferred income taxes.

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

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

        Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments was as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Equity Income (Loss)
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2010	$11,942	$41,788	140.0%
2009	(29,846)	(30,695)	(3,615.4)
2008	849	849	100.0

        Equity in income of affiliated companies, net of taxes for the year ended June 30, 2010 was due to equity in income of $4.1, $6.4 and $0.9 million recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd., respectively.

        The increase in losses of affiliated companies, net of taxes for the year ended June 30, 2009 was primarily due to the impairment losses of $25.7 and $4.8 million, on our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Primarily the result of the weakened economy across continental Europe, Provalliance had recorded income at levels much less than expected by Regis management during the Company's fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels resulting from acquisitions since January 31, 2008 but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance's business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009. The $4.8 million impairment charge was based on Intelligent Nutrients, LLC's inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal. The Company determined the losses in value to be "other-than-temporary." Partially offsetting the impairment losses was equity in income recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd. See Note 6 to the Consolidated Financial Statements for further discussion of each respective affiliated company.

        Equity in income of affiliated companies, net of taxes for the year ended June 30, 2008 was due to equity in income recorded for our investments in Provalliance and EEG, partially offset by equity in losses recorded for our investments in Intelligent Nutrients, LLC and PureBeauty and BeautyFirst.

Income (Loss) from Discontinued Operations, net of Taxes

        Income (loss) from discontinued operations was as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Income (Loss) from Discontinued Operations, Net of Taxes
Years Ended June 30, 2009		Dollar	Percentage
	(Dollars in thousands)
2010	$3,161	$134,597	102.4%
2009	(131,436)	(132,739)	(10,187.2)
2008	1,303	(14,128)	(91.6)

        During fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret Salon concept.

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

        During the fiscal years ended June 30, 2010, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar against the United States dollar, partially offset by the weakening of the British pound and Euro against the United States dollar.

        During the fiscal years ended June 30, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro against the United States dollar.

        During the fiscal year ended June 30, 2008, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar, British pound, and Euro against the United States dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
				Impact on Income Before Income Taxes
	Impact on Revenues
				Fiscal 2010		Fiscal 2008
(Dollars in thousands) Currency	Fiscal 2010	Fiscal 2009	Fiscal 2008		Fiscal 2009
Canadian dollar	$10,422	$(18,509)	$14,400	$1,761	$(3,009)	$2,487
British pound	(4,928)	(36,624)	7,689	(184)	7,248	134
Euro	(34)	(496)	3,831	(5)	(252)	755

Total	$5,460	$(55,629)	$25,920	$1,572	$3,987	$3,376

Results of Operations by Segment

        Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

        North American Salon Revenues.    Total North American salon revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
				Same-Store Sales (Decrease) Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$2,060,563	$(57,135)	(2.7)%	(3.3)%
2009	2,117,698	27,952	1.3	(2.9)
2008	2,089,746	177,566	9.3	1.8

        The percentage increases during the years ended June 30, 2010, 2009, and 2008 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2010	2009	2008
Acquisitions (previous twelve months)	0.8%	3.7%	4.6%
Organic	(3.6)	(0.9)	4.2
Foreign currency	0.5	(0.9)	0.8
Franchise revenues	—	(0.1)	0.1
Closed salons	(0.4)	(0.5)	(0.4)

	(2.7)%	1.3%	9.3%

        We acquired 26 North American salons during the twelve months ended June 30, 2010, including 23 franchise buybacks. The decline in organic sales was the result of a same-store sales decrease of 3.3 percent due to a decline in same-store customer visits, partially offset by an increase in average ticket. Contributing to the organic sales decline during the twelve months ended June 30, 2010 was the completion of an agreement to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $20.0 and $32.2 million for product sold to the purchaser of Trade Secret during the twelve months ended June 30, 2010 and 2009, respectively. The foreign currency impact during fiscal year 2010 resulted from the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2009.

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

        We acquired 287 North American salons during the twelve months ended June 30, 2008, including 145 franchise buybacks. The organic growth was due primarily to the construction of 294 company-owned salons in North America during the twelve months ended June 30, 2008, and a same-store sales increase of 1.8 percent during the twelve months ended June 30, 2008. The Company experienced the largest comparable increase in same-store service sales in eight years during the third and fourth quarter of fiscal year 2008, 4.1 and 3.4 percent, respectively. The foreign currency impact during fiscal year 2008 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2007.

        North American Salon Operating Income.    Operating income for the North American salons was as follows:

			(Decrease) Increase Over Prior Fiscal Year
		Operating Income as % of Total Revenues
Years Ended June 30,	Operating Income		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$219,855	10.7%	(55,773)	(20.2)%	(230)
2009	$275,628	13.0	(10,227)	(3.6)	(70)
2008	285,855	13.7	26,464	10.2	10

(1)
Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in North American salon operating income as a percent of North American salon revenues during fiscal year 2010 was primarily due to the $35.3 million goodwill impairment of the Company's Regis salon concept and negative leverage in fixed cost categories due to negative same-store sales. In addition, the basis point decrease was due to the settlement of two legal claims regarding customer and employee matters totaling $5.2 million, higher self insurance expense (the Company recorded reduction in self insurance accruals of $1.7 million in the twelve months ended June 30, 2010 compared to a $9.9 million reduction in the twelve months ended June 30, 2009), partially offset by the Company's cost saving initiatives and gross margin improvement.

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

International Salons

        International Salon Revenues.    Total international salon revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
				Same-Store Sales (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$156,085	$(15,484)	(9.0)%	(3.8)%
2009	171,569	(84,494)	(33.0)	(7.2)
2008	256,063	2,633	1.0	(4.3)

        The percentage increases (decreases) during the years ended June 30, 2010, 2009, and 2008 were due to the following factors.

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2010	2009	2008
Acquisitions (previous twelve months)	—%	—%	4.1%
Organic	1.5	(4.8)	(0.7)
Foreign currency	(2.9)	(14.5)	4.5
Franchise revenues	—	(9.2)	(5.9)
Closed salons	(7.6)	(4.5)	(1.0)

	(9.0)%	(33.0)%	1.0%

        We did not acquire any international salons during the twelve months ended June 30, 2010. The organic sales increase was primarily due to the rebranding of certain salons that had previously been operating under a different salon concept, partially offset by a decrease in same-store sales of 3.8 percent for the twelve months ended June 30, 2010. The foreign currency impact during fiscal year 2010 resulted from the weakening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2009. We closed 42 company-owned salons during the twelve months ended June 30, 2010, of which 29 related to the June 2009 plan to close underperforming salons in the United Kingdom.

        We did not acquire any international salons during the twelve months ended June 30, 2009. The organic sales decline was primarily due to a decrease of same-store sales of 7.2 percent for the twelve months ended June 30, 2009, partially offset by the four company-owned international salons constructed. The foreign currency impact during fiscal year 2009 resulted from the strengthening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2008. Franchise revenues decreased primarily due to the merger of our continental Europe franchise salon operations with Franck Provost Salon Group on January 31, 2008.

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

        International Salon Operating Income (Loss).    Operating income (loss) for the international salons was as follows:

			Increase (Decrease) Over Prior Fiscal Year
		Operating Income (Loss) as % of Total Revenues
Years Ended June 30,	Operating Income (Loss)		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$6,779	4.3%	$52,260	114.9%	3,080
2009	(45,481)	(26.5)	(57,132)	(490.4)	(3,110)
2008	11,651	4.6	(5,897)	(33.6)	(230)

(1)
Represents the basis point change in international salon operating income (loss) as a percent of total international salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in international salon operating income as a percent of international salon revenues during fiscal year 2010 was primarily due to the comparable prior period including a $41.7 million goodwill impairment of the United Kingdom reporting unit and higher impairment charges related to the impairment of property and equipment at underperforming locations. In addition the Company's planned closure of underperforming United Kingdom salons and the continuation of the Company's expense control and payroll management contributed to the basis point improvement during fiscal year 2010.

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

Hair Restoration Centers

        Hair Restoration Center Revenues.    Total hair restoration center revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales Increase (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$141,786	$1,266	0.9%	0.4%
2009	140,520	4,938	3.6	(0.8)
2008	135,582	13,481	11.0	5.2

        The percentage increases during the years ended June 30, 2010, 2009, and 2008 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2010	2009	2008
Acquisitions (previous twelve months)	0.2%	5.9%	8.1%
Organic	1.0	(0.9)	4.2
Franchise revenues	(0.3)	(1.4)	(1.3)

	0.9%	3.6%	11.0%

        We constructed four hair restoration centers during the twelve months ended June 30, 2010. The increase in organic hair restoration revenues during fiscal year 2010 was due to the increase in same-store sales of 0.4 percent.

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

        Hair Restoration Center Operating Income.    Operating income for our hair restoration centers was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$20,337	14.3%	$(3,534)	(14.8)%	(270)
2009	23,871	17.0	(4,310)	(15.3)	(380)
2008	28,181	20.8	2,620	10.3	(10)

(1)
Represents the basis point change in hair restoration center operating income as a percent of total hair restoration center revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the twelve months ended June 30, 2010 was primarily due to an increase in advertising spend and the settlement of a vendor dispute totaling $0.6 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase(1)
2010	30.3%	(1,380)
2009	44.1%	20
2008	43.9	20

(1)
Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point decrease in the debt to capitalization ratio as of June 30, 2010 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during fiscal year 2010. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

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

        The basis point increase in the debt to capitalization ratio as of June 30, 2008 compared to June 30, 2007 was primarily due to increased debt levels stemming from share repurchases, acquisitions and timing of customary income tax payments made during fiscal year 2008 and 2007. As of June 30, 2008 and 2007, approximately $230.2 and $223.4 million, respectively, of our debt outstanding was classified as a current liability. We have a revolving credit facility which provides for possible acceleration of the maturity date based on provisions that are not objectively determinable and we have therefore included the outstanding borrowings under our revolving credit facility in our current portion of debt. As of June 30, 2008 and 2007 we had borrowings on our revolving credit facility of $139.1 and $147.8 million, respectively.

        Total assets at June 30, 2010, 2009, and 2008 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Total Assets
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2010	$1,919,572	$27,086	1.4%
2009	1,892,486	(343,385)	(15.4)
2008	2,235,871	103,757	4.9

        Cash flows from operations, partially offset by the $35.3 million goodwill impairment charge related to the Regis salon concept were the primary factors for the increase in total assets as of June 30, 2010 compared to June 30, 2009.

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

        Total shareholders' equity at June 30, 2010, 2009, and 2008 was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Shareholders' Equity
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2010	$1,013,293	$210,433	26.2%
2009	802,860	(173,326)	(17.8)
2008	976,186	62,878	6.9

        During the twelve months ended June 30, 2010, equity increased primarily as a result of the issuance of the $163.6 million in common stock, the $24.7 million ($15.2 million net of tax) equity component of the convertible debt, stock based compensation of $9.3 million and the $42.7 million of earnings during fiscal year 2010. Partially offsetting the increase was $9.1 million of dividends, $8.2 million in equity issuance costs and $5.4 million of foreign currency translation adjustments.

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

Cash Flows

Operating Activities

        Net cash provided by operating activities during the twelve months ended June 30, 2010, 2009 and 2008 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Net income (loss)	$42,740	$(124,466)	$85,204
Depreciation and amortization	102,336	115,016	119,977
Equity in (income) loss of affiliated companies	(11,942)	28,940	(849)
Deferred income taxes	5,115	(3,843)	(3,789)
Impairment on discontinued operations	(154)	183,289	—
Goodwill and asset impairments	41,705	51,862	10,471
Receivables	1,192	(12,104)	(709)
Inventories	4,823	7,128	(5,232)
Income tax receivable	957	(34,652)	20,605
Other current assets	2,657	(52)	(18,051)
Accounts payable and accrued expenses	1,040	(26,977)	9,249
Other noncurrent liabilities	1,954	387	(14,083)
Other	(200)	3,536	19,590

	$192,223	$188,064	$222,383

        Fiscal year 2010 cash provided by operating activities was consistent with fiscal year 2009 cash provided by operating activities.

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

Investing Activities

        Net cash used in investing activities during the twelve months ended June 30, 2010, 2009 and 2008 was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Business and salon acquisitions	$(3,664)	$(40,051)	$(132,971)
Capital expenditures for remodels or other additions	(40,561)	(35,081)	(35,212)
Capital expenditures for the corporate office (including all technology-related expenditures)	(7,828)	(13,113)	(18,310)
Capital expenditures for new salon construction	(9,432)	(25,380)	(32,277)
Proceeds from loans and investments	16,099	19,008	10,000
Disbursements for loans and investments	—	(20,971)	(46,400)
Transfer of cash related to contribution of schools and European franchise salon operations	—	—	(10,906)
Freestanding derivative settlement	736	—	—
Proceeds from sale of assets	70	77	47

	$(44,580)	$(115,511)	$(266,029)

        Cash used by investing activities was lower during fiscal year 2010 compared to fiscal year 2009 due to the planned reduction in acquisitions and capital expenditures and the receipt of $15.0 million on the revolving credit facility with EEG of which there was $0.0 and $15.0 million outstanding as of June 30, 2010 and 2009, respectively. The Company completed 333 major remodeling projects during fiscal year 2010, compared to 280 and 186 during fiscal years 2009 and 2008, respectively. We constructed 139 company-owned salons, 4 hair restoration centers and acquired 26 company-owned salons (23 of which were franchise buybacks) and zero hair restoration centers.

        Cash used by investing activities was lower during fiscal year 2009 compared to fiscal year 2008 due to the planned reduction in acquisitions and capital expenditures. Acquisitions during fiscal year 2009 were primarily funded by a combination of operating cash flows and debt. Additionally, the Company completed 280 major remodeling projects during fiscal year 2009, compared to 186 during fiscal year 2008. We constructed 182 company-owned salons, eight hair restoration centers and acquired 177 company-owned salons (83 of which were franchise buybacks) and two hair restoration centers, all of which were franchise buybacks. In addition during fiscal year 2008, there was a $36.4 million loan to Empire Education Group, Inc. and a transfer of $10.9 million in cash related to the deconsolidation of our schools and European franchise salon business.

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

        The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2010		2009		2008
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	14	3	20	23	14	4
MasterCuts	15	—	14	—	7	—
Trade Secret(1)	—	—	10	—	16	65
SmartStyle	80	—	71	—	207	—
Supercuts	10	—	27	—	33	3
Promenade	18	—	36	71	33	135
International	2	—	4	—	15	25
Hair restoration centers	4	—	8	—	3	—

	143	3	190	94	328	232

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discounted operations. All comparable periods will reflect Trade Secret as discontinued operations.

Financing Activities

        Net cash used in financing activities during the twelve months ended June 30, 2010, 2009 and 2008 was the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Net repayments on revolving credit facilities	$(5,000)	$(134,100)	$(8,613)
Net (repayments) borrowings of long-term debt	(181,850)	(7,504)	46,839
Proceeds from the issuance of common stock	159,498	3,894	8,893
Repurchase of common stock	—	—	(49,957)
Excess tax benefit from stock-based compensation plans	243	163	1,420
Dividend payments	(9,146)	(6,912)	(6,964)
Other	(2,878)	(3,848)	(2,622)

	$(39,133)	$(148,307)	$(11,004)

        During fiscal year 2010, the primary use of cash within financing activities was for net repayments of long-term debt, partially offset by the issuance of common stock.

        During fiscal year 2009, the primary use of cash within financing activities was for net repayments on revolving credit facilities as reducing debt levels was one step the Company took to help maintain its compliance with debt covenants. The Company utilized intercompany borrowings on a short-term basis as allowed by a recently expanded IRS ruling to reduce debt.

        During fiscal year 2008, net borrowings were primarily used to fund loans and acquisitions, share repurchases, and customary income tax payments. Acquisitions funded are discussed in Note 4 to the Consolidated Financial Statements. The proceeds from the issuance of common stock were related to the exercise of stock options. The excess tax benefit from stock-based employee compensation plans was recorded in accordance with the provisions of SFAS No. 123R.

New Financing Arrangements

Fiscal Year 2010

        On July 8, 2009, the Company entered into an agreement to sell to underwriters $150 million aggregate principal amount of 5.0 percent convertible senior notes due 2014, and 11,500,000 shares of its common stock at $12.37 per share, which was the closing price per share on July 8, 2009. The Company completed the agreement on July 14, 2009. In addition, under the July 8, 2009 agreement, the Company granted the underwriters an over-allotment option to purchase up to an additional $22.5 million aggregate principal amount of notes, and up to an additional 1,725,000 shares of common stock, on the same terms and conditions. The underwriters exercised such options in their entirety and, on July 21, 2009, the Company completed the issuance of the additional shares and notes for the exercise by the underwriters of the over-allotment option of $22.5 million aggregate principal amount of notes and an additional 1,725,000 shares of common stock.

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

        The net proceeds to the Company from the offerings of convertible senior notes and common stock were approximately $323.8 million after deducting underwriting discounts and before estimated offering expenses. The Company utilized the proceeds to repay $267.0 million of private placement senior term notes of varying maturities and $30.0 million of senior term notes under the Private Shelf Agreement. As a result of the repayment of a portion of the senior term notes during the twelve months ended June 30, 2010, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 9 to the Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Consolidated Statement of Operations. The remaining proceeds were used for general corporate purposes including the repayment of bank debt.

        In connection with the offerings above, on July 14, 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement, all subject to the completion of the issuances of the convertible senior notes and common stock discussed above. The amendments included increasing the Company's minimum net worth covenant from $675 to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company's Restricted Payments to $20 million if the Company's Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 to $300.0 million and the amendments to the Restated Private Shelf Agreement incorporated a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent which commences one year after the effective date of the amendment. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2010.

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

        Under the terms of the July 12, 2007 revolving credit agreement, our ratio of earnings before interest, taxes, depreciation, amortization, and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.5 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2008. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

Other Financing Arrangements

Private Shelf Agreement

        At June 30, 2010 and 2009, we had $174.1 and $239.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from October 2010 through December 2017. The interest rates on the notes range from 5.65 to 8.39 percent as of June 30, 2010, and range from 4.65 to 8.39 percent as of June 30, 2009.

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

        In July 2009, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $675 to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, limiting the Company's Restricted Payments to $20 million if the Company's Leverage Ratio is greater than 2.0x and the addition of a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent that commences one year after the amendment date. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized in part to repay $30.0 million of senior term notes under the Private Shelf Agreement.

Private Placement Senior Term Notes

        At June 30, 2010 and 2009, we had $0.0 and $267.0 million, respectively, in private placement senior term notes. On June 29, 2009, the Company entered into a prepayment amendment on the private placement senior term notes whereby the Company negotiated to prepay the notes with a premium over the principal amount that is less than the make-whole premium that is otherwise payable upon redemption. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized to repay the $267.0 million of private placement senior term notes.

        As a result of the repayment of a portion of the senior term notes during the twelve months ended June 30, 2010, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 9 to the Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Consolidated Statement of Operations.

Acquisitions

        Acquisitions are discussed throughout Management's Discussion and Analysis in this Item 7, as well as in Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2010:

	Payments due by period
Contractual Obligations	Within 1 years	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations(a)	$41,216	$130,294	$187,475	$53,571	$412,556
Capital lease obligations	10,413	13,518	3,542	—	27,473
Other long-term liabilities	1,856	2,867	1,906	19,306	25,935

Total on-balance sheet	53,485	146,679	192,923	72,877	465,964

Off-balance sheet(b):
Operating lease obligations	301,865	425,379	209,865	107,976	1,045,085
Interest on long-term debt and capital lease obligations	25,689	40,349	21,077	8,036	95,151

Total off-balance sheet	327,554	465,728	230,942	116,012	1,140,236

Total(c)	$381,039	$612,407	$423,865	$188,889	$1,606,200

(a)
The net proceeds of the July 2009 financing agreements were approximately $323.8 million after deducting underwriting discounts and before estimated offering expenses. The Company utilized the proceeds to repay $267.0 million of private placement senior term notes of varying maturities and $30.0 million of senior term notes under the Private Shelf Agreement. The remaining proceeds were used for general corporate purposes including the repayment of bank debt.

(b)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(c)
As of June 30, 2010, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 13 to the Consolidated Financial Statements for more information on our uncertain tax positions.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of senior term notes, term loan and a revolving credit facility. A portion of the term loan is hedged by contracts with financial institutions commonly referred to as interest rate swaps, as discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk." Additionally, no adjustment was necessary to mark the hedged portion of the debt obligation to fair value (a reduction to long-term debt). Interest payments on long-term debt and capital lease obligations were estimated based on each debt obligation's agreed upon rate as of June 30, 2010 and scheduled contractual repayments.

        Other long-term liabilities include a total of $18.2 million related to the Executive Profit Sharing Plan and a salary deferral program, $7.8 million (including $0.3 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

        This table excludes the short-term liabilities, other than the current portion of long-term debt, disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations, as defined by long-term obligations guidance. Also excluded from the contractual obligations table are payment estimates associated with employee health and workers' compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers' compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their accomplishments within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $30.0, $24.5, and $20.2 million at June 30, 2010, 2009, and 2008, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. Refer to Note 14 to the Consolidated Financial Statements for additional information. The obligations are funded by insurance contracts.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salon and hair restoration center premises, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $138.1 million, which are reimbursed to the Company by franchisees. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

        We have interest rate swap contracts and forward foreign currency contracts. See Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

        We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, credit facility of EEG, agreements to provide services, and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect to result in a material liability.

        We do not have other unconditional purchase obligations or significant other commercial commitments such as commitments under lines of credit and standby repurchase obligations or other commercial commitments.

        Under the terms of the revolving credit facility amended in July 2009, our ratio of earnings before interest, taxes, depreciation, amortization and rent expense (EBITDAR) to fixed charges (which includes rent and interest expenses) may not drop below 1.3 on a rolling four quarter basis. We were in compliance with all covenants and other requirements of our credit agreements and senior notes during fiscal year 2010 and are currently in fiscal 2011. Additionally, the credit agreements do not include rating triggers or subjective clauses that would accelerate maturity dates.

        As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2010. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

        Financing activities are discussed under "Liquidity and Capital Resources" in this Item 7 and in Note 8 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 9 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2010, we have available an unused committed line of credit amount of $275.4 million under our existing revolving credit facility.

Dividends

        We paid dividends of $0.16 per share during fiscal years 2010, 2009 and 2008. On August 25, 2010, the Board of Directors of the Company declared a $0.04 per share quarterly dividend payable September 22, 2010 to shareholders of record on September 8, 2010.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company did not repurchase any shares during fiscal year 2010. As of June 30, 2010, 2009, and 2008, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2010, $73.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the results and impact of the Company's announcement to explore strategic alternatives, competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. and global economies; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; the ability of the Company to consummate the planned closure of salons and the related realization of the anticipated costs, benefits and time frame; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. A one percent change in interest rates (including the impact of existing interest rate swap contracts) could impact the Company's interest expense by approximately $0.5 million. During fiscal year 2008, the National Association of Insurance

Commissioners downgraded Regis' private placement debt from investment-grade to non-investment grade. The downgrade did not have any effect on the private placement debt outstanding and corresponding interest rate as of June 30, 2010. The downgrade has no impact on the Company's current revolving credit facility or its ability to secure future bank borrowings. Considering the effect of interest rate swaps and including no increases to long-term debt related to fair value swaps at June 30, 2010 and 2009, the Company had the following outstanding debt balances:

	As of June 30,
	2010	2009
	(Dollars in thousands)
Fixed rate debt	$395,029	$534,307
Variable rate debt	45,000	100,000

	$440,029	$634,307

        The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt.

        In addition, the Company has entered into the following financial instruments:

Interest Rate Swap Contracts:

        The Company manages its interest rate risk by balancing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and variable rate debt. Generally, the terms of the interest rate swap agreements contain monthly and quarterly settlement dates based on the notional amounts of the swap contracts.

Pay fixed rates, receive variable rates

        During the three months ended December 31, 2008, the Company entered into two interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the one-month LIBOR) on notional amounts of indebtedness of $20.0 million each as of June 30, 2010, and mature in July 2011, respectively. The Company will pay fixed rates of interest of approximately 3.0 percent and 3.4 percent on their respective $20.0 million. The contracts are on an aggregate notional amount of indebtedness of $40.0 million related to the $85.0 million term loan, which the Company entered into during the three months ended December 31, 2008. The contracts expire in July 2011 and the debt matures in July 2012. These interest rate swap contracts were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with corresponding offset in deferred income taxes and other comprehensive income within shareholders' equity.

        During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR) on notional amounts of indebtedness of $35.0 and $15.0 million, and mature in March 2013 and March 2015, respectively. These swaps were designated and were effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity. These contracts were terminated during fiscal year 2010 in conjunction with the repayment of the private placement senior term notes as discussed in Note 17 to the Consolidated Financial Statements. These contracts were settled for an aggregate loss of $5.2 million recorded within interest expense in the Consolidated Statement of Operations.

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

Tabular Presentation:

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2010 through June 30, 2015. For the Company's derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected maturity date as of June 30, 2010						June 30, 2010		June 30, 2009
	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value	Fair Value
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$51,629	$30,834	$27,978	$172,440	$18,577	$53,571	$355,029	$373,582	$461,878
Average interest rate	6.9%	7.7%	7.6%	5.3%	7.6%	7.5%	6.4%
Variable rate (U.S.$)	—	85,000	—	—	—	—	85,000	85,000	190,000
Average interest rate		2.9%

Total liabilities	$51,629	$115,834	$27,978	$172,440	$18,577	$53,571	$440,029	$458,582	$651,878

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay fixed/receive variable (U.S.$)	$—	$40,000	$—	$—	$—	$—	$40,000	$1,039	$5,786
Average pay rate**		3.2%
Average receive rate**		0.4%

**
Represents the average expected cost of borrowing for outstanding derivative balances as of June 30, 2010.

Foreign Currency Exchange Risk:

        The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2010, the Company has entered into the following financial instruments to manage its foreign currency exchange risk:

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

Forward Foreign Currency Contracts:

        The Company's exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's fiscal year 2010 cash flows primarily includes payments in Canadian dollars from the Company's operations for retail inventory exported from the United States.

        The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company has entered into forward currency contracts from fiscal year 2007 to fiscal year 2010 in order to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. On March 12, 2010 and June 30, 2010, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate of $8.7 million U.S. dollars, respectively, with maturation dates between July 30, 2010 and September 30, 2011. The purpose of the forward contracts was to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and were effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax. Forward currency contracts to sell Canadian dollars and buy $8.7 million U.S. dollars were outstanding as of June 30, 2010 to hedge intercompany transactions. See Note 9 to the Consolidated Financial Statements for further discussion.

        The Company uses freestanding derivative forward contracts to offset the Company's exposure to the change in fair value of certain foreign currency denominated intercompany assets and liabilities. These derivatives are not designated as hedges and therefore, changes in the fair value of these forward contracts are recognized currently in earnings thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

        On June 14, 2010, the Company entered into a freestanding derivative forward contract to sell Canadian dollars and buy an aggregate $14.0 million U.S. dollars, with a maturation date in July 2010.

        The table below provides information about the Company's forecasted transactions in U.S. dollar equivalents. (The information is presented in U.S. dollars because that is the Company's reporting currency.) The table summarizes information on transactions that are sensitive to foreign currency exchange rates and the related foreign currency forward exchange agreements. For the foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts generally are used to calculate the contractual payments to be exchanged under the contract.

	Expected Transaction date June 30,
						June 30, 2010 Fair Value
	2011	2012	2013	2014	Total
Forecasted Transactions
(U.S.$ equivalent in thousands)
Intercompany transactions with Canadian salons (U.S.$)	$7,040	$1,679	$—	$—	$8,719	$274
Foreign currency denominated intercompany assets and liabilities (U.S.$)	14,000	—	—	—	14,000	—

Total contracts	$21,040	$1,679	$—	$—	$22,719	$274

Average contractual exchange rate	1.0293	1.0722			1.0325

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

        Management has assessed the Company's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2010, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2010, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2010 and June 30, 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 27, 2010

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$151,871	$42,538
Receivables, net	24,312	44,935
Inventories	153,380	158,570
Deferred income taxes	16,892	22,086
Income tax receivable	46,207	47,164
Other current assets	36,203	37,693

Total current assets	428,865	352,986
Property and equipment, net	359,250	391,538
Goodwill	736,989	764,422
Other intangibles, net	118,070	126,961
Investment in and loans to affiliates	195,786	211,400
Other assets	80,612	45,179

Total assets	$1,919,572	$1,892,486

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$51,629	$55,454
Accounts payable	57,683	62,394
Accrued expenses	160,797	156,638

Total current liabilities	270,109	274,486
Long-term debt and capital lease obligations	388,400	578,853
Other noncurrent liabilities	247,770	236,287

Total liabilities	906,279	1,089,626

Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 57,561,180 and 43,881,364 common shares at June 30, 2010 and 2009, respectively	2,878	2,194
Additional paid-in capital	332,372	151,394
Accumulated other comprehensive income	47,032	51,855
Retained earnings	631,011	597,417

Total shareholders' equity	1,013,293	802,860

Total liabilities and shareholders' equity	$1,919,572	$1,892,486

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2010	2009	2008
Revenues:
Service	$1,784,137	$1,833,958	$1,862,490
Product	534,593	556,205	551,286
Royalties and fees	39,704	39,624	67,615

	2,358,434	2,429,787	2,481,391
Operating expenses:
Cost of service	1,015,720	1,044,719	1,062,559
Cost of product	263,883	283,038	264,391
Site operating expenses	199,338	190,456	184,769
General and administrative	291,991	291,661	321,563
Rent	344,098	347,792	361,476
Depreciation and amortization	108,764	115,655	113,293
Goodwill impairment	35,277	41,661	—
Lease termination costs	2,145	5,732	—

Total operating expenses	2,261,216	2,320,714	2,308,051

Operating income	97,218	109,073	173,340
Other income (expense):
Interest expense	(54,414)	(39,768)	(44,279)
Interest income and other, net	10,410	9,461	8,173

Income from continuing operations before income taxes and equity in income (loss) of affiliated companies	53,214	78,766	137,234
Income taxes	(25,577)	(41,950)	(54,182)
Equity in income (loss) income of affiliated companies, net of income taxes	11,942	(29,846)	849

Income from continuing operations	39,579	6,970	83,901

Income (loss) from discontinued operations, net of taxes (Note 2)	3,161	(131,436)	1,303

Net income (loss)	$42,740	$(124,466)	$85,204

Net income (loss) per share:
Basic:
Income from continuing operations	0.71	0.16	1.94
Income (loss) from discontinued operations	0.06	(3.06)	0.03

Net income (loss) per share, basic(1)	$0.77	$(2.90)	$1.97

Diluted:
Income from continuing operations	0.71	0.16	1.92
Income (loss) from discontinued operations	0.05	(3.05)	0.03

Net income (loss) income per share, diluted(1)	$0.75	$(2.89)	$1.95

Weighted average common and common equivalent shares outstanding:
Basic	55,806	42,897	43,157

Diluted	66,753	43,026	43,587

Cash dividends declared per common share	$0.16	$0.16	$0.16

(1)
Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands)

	Common Stock
			Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings		Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2007	44,164,645	$2,209	$178,029	$78,278	$654,792	$913,308	$102,823
Net income					85,204	85,204	85,204
Foreign currency translation adjustments				27,120		27,120	27,120
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,557)		(2,557)	(2,557)
Stock repurchase plan	(1,701,089)	(85)	(49,872)			(49,957)
Proceeds from exercise of stock options	525,774	26	8,867			8,893
Stock-based compensation			6,841			6,841
Shares issued through franchise stock incentive program	11,311	—	416			416
Adoption of FIN No.48 (Note 13)			(237)		(4,237)	(4,474)
Recognition of deferred compensation and other, net of taxes (Note 14)				(868)		(868)	(868)
Tax benefit realized upon exercise of stock options			2,784			2,784
Taxes related to restricted stock	(54,914)	(2)	(663)			(665)
Issuance of restricted stock	125,200	5	(5)			—
Dividends					(6,964)	(6,964)
Payment for contingent consideration in salon acquisitions (Note 4)			(2,895)			(2,895)

Balance, June 30, 2008	43,070,927	2,153	143,265	101,973	728,795	976,186	108,899

Net loss					(124,466)	(124,466)	(124,466)
Foreign currency translation adjustments				(47,666)		(47,666)	(47,666)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,112)		(2,112)	(2,112)
Proceeds from exercise of stock options	234,523	12	3,882			3,894
Stock-based compensation			7,525			7,525
Shares issued through franchise stock incentive program	13,808	—	378			378
Recognition of deferred compensation and other, net of taxes (Note 14)				(340)		(340)	(340)
Tax benefit realized upon exercise of stock options			712			712
Issuance of restricted stock	617,550	31	(31)			—
Restricted stock forfeitures	(28,119)	(1)	1			—
Taxes related to restricted stock	(27,325)	(1)	(490)			(491)
Dividends					(6,912)	(6,912)
Equity issuance costs			(243)			(243)
Adjustment to stock option tax benefit			(3,605)			(3,605)

Balance, June 30, 2009	43,881,364	2,194	151,394	51,855	597,417	802,860	(174,584)

Net income					42,740	42,740	42,740
Foreign currency translation adjustments				(5,416)		(5,416)	(5,416)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				2,467		2,467	2,467
Issuance of common stock	13,225,000	661	162,932			163,593
Equity component of convertible debt, net of taxes			15,245			15,245
Proceeds from exercise of stock options	202,700	10	3,055			3,065
Stock-based compensation			9,337			9,337
Shares issued through franchise stock incentive program	16,053	1	290			291
Recognition of deferred compensation and other, net of taxes (Note 14)				(1,874)		(1,874)	(1,874)
Tax benefit realized upon exercise of stock options			262			262
Issuance of restricted stock	304,200	15	(15)			—
Restricted stock forfeitures	(1,976)	—	—			—
Taxes related to restricted stock	(66,161)	(3)	(1,710)			(1,713)
Dividends					(9,146)	(9,146)
Equity issuance costs			(8,154)			(8,154)
Adjustment to stock option tax benefit			(264)			(264)

Balance, June 30, 2010	57,561,180	$2,878	$332,372	$47,032	$631,011	$1,013,293	$37,917

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$42,740	$(124,466)	$85,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	92,466	105,145	108,673
Amortization	9,870	9,871	11,304
Equity in (income) loss of affiliated companies	(11,942)	28,940	(849)
Deferred income taxes	5,115	(3,843)	(3,789)
Impairment on discontinued operations	(154)	183,289	—
Goodwill impairment	35,277	41,661	—
Salon asset impairments	6,428	10,201	10,471
Excess tax benefits from stock-based compensation plans	(243)	(163)	(1,420)
Stock-based compensation	9,337	7,525	6,841
Amortization of debt discount and financing costs	6,406	—	—
Other noncash items affecting earnings	(3,153)	(3,405)	(2,015)
Changes in operating assets and liabilities*:
Receivables	1,192	(12,104)	(709)
Inventories	4,823	7,128	(5,232)
Income tax receivable	957	(34,652)	20,605
Other current assets	2,657	(52)	(18,051)
Other assets	(12,547)	(421)	16,184
Accounts payable	(4,966)	(3,613)	(9,480)
Accrued expenses	6,006	(23,364)	18,729
Other noncurrent liabilities	1,954	387	(14,083)

Net cash provided by operating activities	192,223	188,064	222,383

Cash flows from investing activities:
Capital expenditures	(57,821)	(73,574)	(85,799)
Proceeds from sale of assets	70	77	47
Asset acquisitions, net of cash acquired and certain obligations assumed	(3,664)	(40,051)	(132,971)
Proceeds from loans and investments	16,099	19,008	10,000
Disbursements for loans and investments	—	(20,971)	(46,400)
Transfer of cash related to contribution of schools and European franchise salon operations	—	—	(10,906)
Freestanding derivative settlement	736	—	—

Net cash used in investing activities	(44,580)	(115,511)	(266,029)

Cash flows from financing activities:
Borrowings on revolving credit facilities	337,000	6,391,100	9,079,917
Payments on revolving credit facilities	(342,000)	(6,525,200)	(9,088,530)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	167,325	85,000	125,000
Repayments of long-term debt and capital lease obligations	(349,175)	(92,504)	(78,161)
Excess tax benefits from stock-based compensation plans	243	163	1,420
Repurchase of common stock	—	—	(49,957)
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	159,498	3,894	8,893
Dividends paid	(9,146)	(6,912)	(6,964)
Other	(2,878)	(3,848)	(2,622)

Net cash used in financing activities	(39,133)	(148,307)	(11,004)

Effect of exchange rate changes on cash and cash equivalents	823	(9,335)	(2,508)

Increase (decrease) in cash and cash equivalents	109,333	(85,089)	(57,158)
Cash and cash equivalents:
Beginning of year	42,538	127,627	184,785

End of year	$151,871	$42,538	$127,627

*
Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States, the United Kingdom (U.K.), Canada, Puerto Rico and several other countries. In addition, the Company owns and operates hair restoration centers in the United States and Canada. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the United States, Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Wal-Mart Supercenters. Franchise salons throughout the United States are primarily located in strip shopping centers. The company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings. The Company maintains ownership interest in salons, beauty schools and hair restoration centers through equity-method investments.

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

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2010 and 2009.

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

        The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$2,382	$1,515	$6,399
Bad debt expense	1,040	1,089	3,900
Write-offs	(252)	(225)	(8,784)
Other (primarily the impact of foreign currency fluctuations)	—	3	—

Ending balance	$3,170	$2,382	$1,515

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

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to 10 years for equipment, furniture and software). Depreciation expense was $92.5, $105.1, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

$108.7 million in fiscal years 2010, 2009, and 2008, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally 10 years. For leases with renewal periods at the Company's option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2010 and 2009, the net book value of capitalized software costs was $35.2 and $40.4 million, respectively. Amortization expense related to capitalized software was $8.5, $9.1, and $8.3 million in fiscal years 2010, 2009, and 2008, respectively, which has been determined based on an estimated useful life of five or seven years.

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

Investment In and Loans to Affiliates:

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loans receivable from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively.

Self-insurance Accruals:

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents an estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practice liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for four models; California, Ohio, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

however, it is a single model for all liability claims rather than the four separate models used for workers' compensation.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal years 2010, 2009, and 2008, the Company recorded decreases in expense from changes in estimates related to prior year open policy periods related to continuing operations of $1.7, $9.9, and $6.9 million, respectively. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in income of affiliated companies by $4.5, $4.0, and $4.7 million for the three years ended June 30, 2010, 2009 and 2008, respectively. The Company updates loss projections each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

        As the workers' compensation accrual is the majority of the self-insurance accrual, below is a rollforward of the activity within the Company's workers' compensation self-insurance accrual:

	For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Beginning balance	$31,505	$35,123	$39,727
Provision for incurred losses	14,739	14,676	16,652
Prior year actuarial adjustments	35	(7,715)	(8,923)
Claim payments	(14,867)	(12,145)	(12,059)
Other, net	(1,330)	1,566	(274)

Ending balance	$30,082	$31,505	$35,123

        As of June 30, 2010, the Company has $18.4 and $26.5 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self-insurance accruals which includes the workers' compensation self-insurance accrual.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engage third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations. The Company's policy is to perform its annual goodwill impairment test during its third quarter of each fiscal year ending June 30.

        In the situations where a reporting unit's carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        The Regis salon concept reported same-store sales results of negative 5.8 percent for the three months ended March 31, 2010, which was unfavorable compared to the Company's budgeted same-store sales. Such results indicated customer visitation patterns were not rebounding as quickly as the Company had originally projected. Accordingly, the Company reduced the budgeted financial projections for the remainder of fiscal 2010 and all of fiscal year 2011. The lowered projections assume the higher price point Regis salon concept remains strong and viable but will require a longer, slower recovery. As a result of the lowered projections for the remainder of fiscal year 2010 and all of fiscal year 2011, the estimated fair value of the Regis salon concept decreased to a level below the Regis salon concept's carrying value. As a result of the Company's annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

        As of March 31, 2010, the estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Regis and Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis and Promenade may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of this reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis salon concept and Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of June 30, 2010, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events that would require the Company to perform an interim goodwill impairment test between the annual impairment testing and June 30, 2010.

        A summary of the Company's goodwill balance as of June 30, 2010 by reporting unit is as follows:

Reporting Unit	As of June 30, 2010
(Dollars in thousands)
Regis	$102,180
MasterCuts	4,652
SmartStyle	48,280
Supercuts	121,693
Promenade	309,804

Total North America Salons	586,609
Hair Restoration Centers	150,380

Consolidated Goodwill	$736,989

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

        The Company reviews long-lived assets for impairment at the salon level annually or if events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company's test for impairment of property and equipment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets that does not recover the carrying value of the related salon assets. When the sum of a salon's undiscounted estimated future cash flow is zero or negative, impairment is measured as the full carrying value of the related salon's equipment and leasehold improvements. When the sum of a salon's undiscounted cash flows is greater than zero but less than the carrying value of the related salon's equipment and leasehold improvements, a discounted cash flow analysis is performed to estimate the fair value of the salon assets and impairment is measured as the difference between the carrying value of the salon assets and the estimated fair value. The fair value estimate is based on the best information available, including market data.

        During fiscal year 2010, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $6.4 million. Of the $6.4 million in total impairment charges recognized in fiscal year 2010, $6.2 and $0.2 million related to North America and the United Kingdom, respectively. During fiscal year 2009, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the carrying value of certain salons' property and equipment of $10.2 million. Of the $10.2 million in total impairment charges recognized in fiscal year 2009, $4.3 and $5.9 million related to North America and the United Kingdom, respectively. The United Kingdom impairment charges in fiscal year 2009 included charges related to the Company's June 2009 plan to close up to 80 underperforming company-owned salons in fiscal year 2010. During fiscal year 2008, the Company tested its long-lived assets for impairment and recognized impairment charges related primarily to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value of certain salons' property and equipment of $10.5 million, related to the Company's July 2008 plan to close up to 160 underperforming company-owned salons in fiscal year 2009. Of the $10.5 million in total impairment charges recognized in fiscal year 2008, $5.0, $1.1, and $4.4 million related to North America, United Kingdom, and discontinued operations salons, respectively. The Company also evaluated the appropriateness of the remaining useful lives of its non-impaired property and equipment and whether a change to the depreciation charge was warranted. Impairment charges for continuing operations are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Company-owned hair restoration center revenues stem primarily from servicing hair systems and surgical procedures, as well as through product and hair system sales. The Company records deferred revenue for contracts related to the servicing of hair systems and recognizes the revenue ratably over the term of the service contract. Revenues are recognized related to surgical procedures when the procedure is performed. Product revenues, including sales of hair systems, are recognized at the time of application, as this is when delivery occurs and payment is probable.

        Franchise revenues primarily include royalties, initial franchise fees and net rental income (see Note 10). Royalties are recognized as revenue in the month in which franchisee services are rendered. The Company recognizes revenue from initial franchise fees at the time franchise locations are opened, as this is generally when the Company has performed all initial services required under the franchise agreement.

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

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $2.9, $2.7, and $3.4 million during fiscal years 2010, 2009, and 2008, respectively, and are included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. The following table breaks out advertising costs expensed and included in continuing operations, and advertising costs expensed and included in discontinued operations in fiscal years 2010, 2009 and 2008:

	For the Years Ended June 30,
Breakout of Advertising Costs	2010	2009	2008
Advertising costs included in continuing operations	$54,850	$56,926	$65,787
Advertising costs included in discontinued operations	—	4,451	5,609

Total advertising costs	$54,850	$61,377	$71,396

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2010, 2009, and 2008, no amounts were received in excess of the Company's related expense.

Advertising Funds:

        The Company has various franchising programs supporting its franchise salon concepts consisting of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro Cuts , Beauty Supply Outlet and Hair Club. Most of the concepts maintain advertising funds that provide comprehensive advertising and sales promotion support.

        The Supercuts advertising fund is the Company's largest advertising fund. The Supercuts advertising fund is administered by a council consisting primarily of franchisee representatives. The council has overall control of all of the fund's expenditures and operates in accordance with terms of the franchise operating and other agreements.

        Each Supercuts salon contributes 5.0 percent of service revenues to the fund (contributions for other concepts range between 1.5 and 5.0 percent). The majority of the advertising funds are spent to support media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system wide activities. None of the Supercuts advertising funds collected may be used by the Company as reimbursement for the cost of administering the advertising fund. Advertising funds can only be used as directed by the fund's council and are considered to be restricted.

        The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2010 and 2009, approximately $18.0 and $16.8 million, respectively, of the advertising funds' assets were recorded within total assets in the Company's Consolidated Balance Sheet. As of June 30, 2010 and 2009, approximately $18.0 and $16.8 million, respectively, of the advertising funds' liabilities were recorded within total liabilities in the Company's Consolidated Balance Sheet.

        The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2010, 2009, and 2008 total contributions to the franchise brand advertising funds totaled $39.8, $39.4, and $36.2 million, respectively.

        The Company acts as an agent for the franchisees with regard to these contributions to the advertising funds. Thus, in accordance with guidance for accounting for franchise fee revenue, the Company does not reflect contributions to these advertising funds by its franchisees in its Consolidated Statement of Operations or Consolidated Statement of Cash Flows but reflects the related assets and liabilities in its Consolidated Balance Sheet.

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

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, shares issuable under contingent stock agreements, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's diluted earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

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

	2010	2009	2008
	(Dollars in thousands)
Accumulated Other Comprehensive Income, balance at July 1	$51,855	$101,973	$78,278
Cumulative translation adjustment:
Balance at July 1	63,407	111,073	83,953
Pre-tax amount	(5,416)	(47,666)	28,804
Tax effect	—	—	(1,684)

Net of tax amount	(5,416)	(47,666)	27,120

Balance at June 30	57,991	63,407	111,073

Changes in fair market value of financial instruments designated as cash flow hedges:
Balance at July 1	(10,903)	(8,791)	(6,234)
Pre-tax amount	3,949	(3,421)	(3,811)
Tax effect	(1,482)	1,309	1,254

Net of tax amount	2,467	(2,112)	(2,557)

Balance at June 30	(8,436)	(10,903)	(8,791)

Recognition of deferred compensation:
Balance at July 1	(649)	(309)	559
Pre-tax amount	3,184	(514)	(1,330)
Tax effect	(1,310)	174	462

Net of tax amount	(1,874)	(340)	(868)

Balance at June 30	(2,523)	(649)	(309)

Accumulated Other Comprehensive Income, balance at June 30	$47,032	$51,855	$101,973

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

        The Company follows guidance for accounting for derivative instruments and hedging activities, as amended and interpreted, which requires that all derivatives be recorded on the balance sheet at fair value. This guidance also requires companies to designate all derivatives that qualify as hedging instruments as fair value hedges, cash flow hedges or hedges of net investments in foreign operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

This designation is based upon the exposure being hedged. Cash flow and fair value hedges are designated and documented at the inception of each hedge by matching the terms of the contract to the underlying transaction. At inception, as dictated by the facts and circumstances, all hedges are expected to be highly effective, as the critical terms of these instruments are generally the same as those of the underlying risks being hedged. All derivatives designated as hedging instruments are assessed for effectiveness on an on-going basis. For purposes of the Consolidated Statement of Cash Flows, cash flows associated with all derivatives (designated as hedges or freestanding economic hedges) are classified in the same category as the related cash flows subject to the hedging relationship.

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

        Effective July 1, 2005, the Company adopted guidance for share-based payments using the modified prospective method of application. Under this method, compensation expense is recognized both for (i) awards granted, modified or settled subsequent to July 1, 2003 and (ii) the remaining vesting periods of awards issued prior to July 1, 2003. The impact of adopting this guidance during fiscal year 2010 and 2009 was zero and during fiscal year 2008 was an increase in compensation expense of $0.4 million. This increase in compensation expense did not impact basic or diluted earnings per share in fiscal year 2008. Compensation expense recorded during fiscal years 2010, 2009 and 2008 includes $9.3, $7.5, and $6.5 million, respectively, related to awards issued subsequent to July 1, 2003 and $0.0, $0.0, and $0.4 million, respectively, related to unvested awards previously being accounted for on the intrinsic value method of accounting.

        Total compensation cost for stock-based payment arrangements totaled $9.3, $7.5, and $6.8 million for the fiscal years ended June 30, 2010, 2009 and 2008, respectively. Guidance adopted by the Company for share-based payments requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2010, 2009 and 2008 was $0.2, $0.2, and $1.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Standards Adopted by the Company:

Accounting Standards Codification

        In June 2009, the Financial Accounting Standards Board (FASB) issued guidance that establishes two levels of U.S. generally accepted accounting principles (GAAP), authoritative and nonauthoritative. The guidance establishes the FASB Accounting Standards Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company's references to GAAP accounting standards, but did not impact the Company's financial position, results of operations and cash flows.

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

        The adoption of the new guidance on July 1, 2009, for non-financial assets and non-financial liabilities, did not have a material effect on the Company's financial position, results of operations and cash flows.

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

        The adoption of the new guidance on July 1, 2009, for business combinations, did not have a material effect on the Company's financial position, results of operations and cash flows for the twelve months ended June 30, 2010. The guidance may have a material impact on future fiscal periods in the event the Company's acquisition activity increases.

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

        The Company's outstanding unvested restricted stock awards do not contain rights to non-forfeitable dividends and as a result, the adoption of the new guidance on July 1, 2009, had no impact on the Company's diluted earnings per share.

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

        The adoption of the new guidance on July 1, 2009, for equity method investment accounting considerations did not have a material effect on the Company's financial position, results of operations and cash flows.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Multiple-Deliverable Revenue Arrangements

        In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. The guidance removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables' relative selling price. The provisions will be effective for revenue arrangements entered into or materially modified in the Company's fiscal year 2011 and must be applied prospectively. The adoption of the new guidance on July 1, 2010, for multiple-deliverable revenue arrangements, will not have a material effect on the Company's financial position, results of operations, and cash flows.

Amendments to Accounting for Variable Interest Entities

        In June 2009, the FASB issued guidance on the accounting for variable interest entities. The guidance amends previous variable interest entity guidance to require an enterprise to perform an analysis to determine whether the enterprise's variable interest or interests give it a controlling financial interest in a variable interest entity. Additionally, an enterprise is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity's economic performance. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. It would also require ongoing assessments to determine whether an entity is a variable interest entity and whether an enterprise is the primary beneficiary of a variable interest entity. The guidance is effective for the Company's fiscal year 2011. The adoption of the new guidance on July 1, 2010, for variable interest entities, will not have a material effect on the Company's financial position, results of operations, and cash flows.

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

        The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized $20.0 and $32.2 million of product revenues on the supply of product sold to the purchaser of Trade Secret and $1.9 and $2.9 million of other income related to the administrative services during the years ended June 30, 2010 and 2009, respectively.

        The agreement was substantially complete as of September 30, 2009. Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

recognized $3.0 million of other income related to warehouse services during the twelve months ended June 30, 2010.

        As of June 30, 2010, $31.6 million was due to the Company from the purchaser of Trade Secret, $2.6 million was classified within current assets and $29.0 million was classified within other assets. During fiscal year 2010, the Company entered into a formal note receivable agreement with the purchaser of Trade Secret that requires quarterly interest payments of 8.0 percent and quarterly principal payments that escalate until the final payment in November of 2014. The Company recognized $1.2 million of interest income related to the note receivable agreement for the twelve months ended June 30, 2010. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy. Collateral for the receivables under the agreement is assets of the purchaser of Trade Secret, the Company believes fully collateralizes the $31.6 million.

        The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that it is not the primary beneficiary of Trade Secret based on its exposure to the expected losses of Trade Secret and as it is not the variable interest holder that is most closely associated within the relationship and the significance of the activities of Trade Secret. The exposure to loss related to the Company's involvement with Trade Secret is the carrying value of the amount due from the purchaser of Trade Secret and the guarantee of 31 operating leases that the Company has determined the risk of loss to be remote.

        The income (loss) from discontinued operations are summarized below:

	For the Years Ended June 30,
	2010	2009	2008
	(Dollars in thousands)
Revenues	$—	$163,436	$257,474
Income (loss) from discontinued operations, before income taxes	154	(190,433)	865
Income tax benefit on discontinued operations	3,007	58,997	438

Income (loss) from discontinued operations, net of income taxes	$3,161	$(131,436)	$1,303

        During the first quarter of fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept. The Company does not believe the adjustment is material to its results of operations for the twelve months ended June 30, 2010 or its financial position or results of operations of any prior periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts as of June 30, 2010 and 2009:

	2010	2009
	(Dollars in thousands)
Accounts receivable	$27,482	$47,317
Less allowance for doubtful accounts	(3,170)	(2,382)

	$24,312	$44,935

Other current assets:
Prepaids	$31,760	$35,665
Notes receivable, primarily affiliates	4,443	2,028

	$36,203	$37,693

Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,837	48,472
Equipment, furniture and leasehold improvements	736,469	737,967
Internal use software	87,286	84,115
Equipment, furniture and leasehold improvements under capital leases	88,534	78,374

	964,990	952,792
Less accumulated depreciation and amortization	(561,174)	(527,823)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(44,566)	(33,431)

	$359,250	$391,538

Investment in and loans to affiliates:
Equity-method investments	$183,670	$198,682
Noncurrent loans to affiliates	12,116	12,718

	$195,786	$211,400

Other assets:
Notes receivable	$30,200	$1,579
Other noncurrent assets	50,412	43,600

	$80,612	$45,179

Accrued expenses:
Payroll and payroll related costs	$87,831	$82,153
Insurance	22,323	21,228
Deferred revenues	8,455	9,026
Taxes payable	9,206	8,741
Other	32,982	35,490

	$160,797	$156,638

Other noncurrent liabilities:
Deferred income taxes	$68,059	$58,338
Deferred rent	53,914	53,294
Deferred benefits	55,706	49,262
Insurance	26,455	23,804
Equity put option	22,009	24,161
Other	21,627	27,428

	$247,770	$236,287

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides additional information concerning the other intangibles, net, balance sheet account as of June 30, 2010 and 2009:

	June 30, 2010			June 30, 2009
	Cost	Accumulated Amortization(1)	Net	Cost	Accumulated Amortization(1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,596	$(12,139)	$67,457	$79,064	$(9,964)	$69,100
Customer lists	52,045	(28,652)	23,393	52,045	(23,252)	28,793
Franchise agreements	21,245	(7,543)	13,702	20,691	(6,299)	14,392
Lease intangibles	14,674	(4,360)	10,314	14,615	(3,737)	10,878
Non-compete agreements	320	(146)	174	121	(60)	61
Other	6,755	(3,725)	3,030	6,887	(3,150)	3,737

	$174,635	$(56,565)	$118,070	$173,423	$(46,462)	$126,961

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

	Weighted Average Amortization Period (In years) June 30,
	2010	2009
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	4
Other	18	18

Total	26	26

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        Total amortization expense related to amortizable intangible assets during the years ended June 30, 2010, 2009, and 2008 was approximately $9.9, $9.9, and $11.1 million, respectively. As of June 30, 2010, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2011	$9,652
2012	9,407
2013	9,100
2014	8,906
2015	5,882

        The following provides supplemental disclosures of cash flow activity:

	2010	2009	2008
	(Dollars in thousands)
Cash paid during the year for:
Interest	$53,547	$40,992	$46,547
Income taxes, net of refunds	17,058	21,878	49,148

        Significant non-cash investing and financing activities include the following:

        In fiscal years 2010, 2009, and 2008, the Company financed capital expenditures totaling $7.9, $7.5, and $10.4 million, respectively, through capital leases.

4. ACQUISITIONS

        During fiscal years 2010, 2009, and 2008, the Company made acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2010, 2009, and 2008 and the allocation of the purchase prices were as follows:

	2010	2009	2008
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$3,664	$40,051	$132,971
Note receivable applied to purchase price	—	—	10,000
Common stock	—	—	4
Liabilities assumed or payable	—	75	2,602

	$3,664	$40,126	$145,577

Allocation of the purchase prices:
Current assets	$178	$1,337	$16,631
Property and equipment	873	5,989	21,398
Deferred income tax asset	—	1,787	1,789
Other noncurrent assets	—	—	473
Goodwill	2,581	30,812	105,252
Identifiable intangible assets	134	1,322	16,114
Accounts payable and accrued expenses	(102)	(818)	(15,526)
Deferred income tax liability	—	—	—
Other noncurrent liabilities	—	(303)	(3,449)
Settlement of contingent purchase price(1)	—	—	2,895

	$3,664	$40,126	$145,577

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The value and related weighted average amortization periods for the intangibles acquired during fiscal years 2010 and 2009 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation		Weighted Average Amortization Period
	Year Ended June 30, 2010
			(in years)
	2010	2009	2010	2009
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$61	$204	20	20
Customer lists	—	191	—	7
Franchise agreements	—	244	—	40
Lease intangibles	15	480	20	20
Non-compete agreements	—	—	—	—
Other	58	203	20	20

Total	$134	$1,322	20	22

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

        During fiscal years 2010 and 2009, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company's franchise buybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL

        The table below contains details related to the Company's recorded goodwill for the years ended June 30, 2010 and 2009 is as follows:

	Salons
			Hair Restoration Centers
	North America	International		Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2008	$668,799	$48,461	$153,733	$870,993
Accumulated impairment losses	—	—	—	—

Net goodwill at June 30, 2008	668,799	48,461	153,733	870,993

Goodwill acquired(3)	31,531	(1,255)	536	30,812
Translation rate adjustments	(7,149)	(5,545)	(43)	(12,737)
Resolution to pre-acquisition income tax contingency	—	—	(4,859)	(4,859)
Goodwill impairment(2)(4)	(78,126)	(41,661)	—	(119,787)

Gross goodwill at June 30, 2009	693,181	41,661	149,367	884,209
Accumulated impairment losses(2)(4)	(78,126)	(41,661)	—	(119,787)

Net goodwill at June 30, 2009	615,055	—	149,367	764,422

Goodwill acquired	2,581	—	—	2,581
Translation rate adjustments	4,250	—	13	4,263
Resolution to pre-acquisition income tax contingency	—	—	1,000	1,000
Goodwill impairment(1)	(35,277)	—	—	(35,277)

Gross goodwill at June 30, 2010	700,012	41,661	150,380	892,053
Accumulated impairment losses(1)(2)(4)	(113,403)	(41,661)	—	(155,064)

Net goodwill at June 30, 2010	$586,609	$—	$150,380	$736,989

(1)
As a result of the Company's annual impairment testing of goodwill during the three months ended March 31, 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

(2)
During the three months ended December 31, 2008 the fair value of the Company's stock declined such that it began trading below book value per share. As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom.

(3)
Goodwill acquired includes adjustments to prior year acquisitions, primarily representing the finalization of purchase price allocations. For the twelve months ended June 30, 2009 the $1.3 million reduction to international goodwill related to the settlement of the escrow account on an acquisition that closed in September 2007.

(4)
As the proceeds the Company received from the sale of Trade Secret were negligible, the Company recognized a $78.1 million goodwill impairment charge within discontinued operations during fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES

        The table below presents the carrying amount of investments in and loans to affiliates as of June 30, 2010 and 2009:

	Provalliance	Empire Education Group, Inc.	Intelligent Nutrients, LLC	MY Style	Hair Club for Men, Ltd.	Total
	(Dollars in thousands)
Balance at June 30, 2008	$119,353	$109,307	$5,657	$7,756	$5,029	$247,102
Loans to affiliates	—	15,000	3,000	2,971	—	20,971
Payment of loans by affiliates	—	(15,000)	—	(613)	—	(15,613)
Equity in income (loss) of affiliated companies, net of income taxes(2)	1,979	2,065	(541)	(1,331)	600	2,772
Impairment(1)(2)	(25,732)	—	(4,800)	—	—	(30,532)
Cash dividends received	—	—	—	—	(906)	(906)
Other, primarily translation rate adjustments(3)	(13,465)	79	(3,316)	3,935	373	(12,394)

Balance at June 30, 2009	$82,135	$111,451	$—	$12,718	$5,096	$211,400
Payment of loans by affiliates	—	(15,000)	—	—	—	(15,000)
Equity in income of affiliated companies, net of income taxes(4)	4,134	6,431	—	—	909	11,474
Cash dividends received	—	—	—	—	(1,263)	(1,263)
Other, primarily translation rate adjustments	(10,788)	—	—	(602)	565	(10,825)

Balance at June 30, 2010	$75,481	$102,882	$—	$12,116	$5,307	$195,786

Percentage ownership at June 30, 2010	30.0%	55.1%	—	—	50.0%

(1)
During fiscal year 2009, the Company recorded impairments of $25.7 and $7.8 million ($4.8 million net of tax) related to its interest in Provalliance and Intelligent Nutrients, LLC, respectively.

(2)
Equity in (loss) income of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes $2.8 million in equity income, $30.5 million of impairments and $2.1 million for the increase in the Provalliance equity put valuation.

(3)
The $3.3 million of other change for Intelligent Nutrients, LLC relates to the tax affect of the fiscal year 2009 impairment.

(4)
Equity in income of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes $4.1 million in equity income of Provalliance and $0.5 million for the increase in the Provalliance equity put valuation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The table below presents the summarized financial information of the equity method investees as of June 30, 2010 and 2009. The financial information of the equity investees was based on results as of June 30, 2010 and for the twelve months ended June 30, 2010.

	Equity Method Investee Greater Than 50 Percent Owned		Equity Method Investees Less Than 50 Percent Owned
	2010	2009	2010	2009
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$35,070	$34,990	$74,040	$109,700
Noncurrent assets	105,469	99,858	263,472	313,763
Current liabilities	27,458	25,583	91,077	137,169
Noncurrent liabilities	32,017	39,661	93,055	115,067
Summarized Statement of Operations Information:
Gross revenue	$176,535	$153,693	$299,188	$290,978
Gross profit	64,661	48,173	123,210	124,361
Operating income	19,752	7,656	21,227	19,047
Net income	11,082	3,611	14,763	13,295

Investment in Provalliance

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,500 company-owned and franchise salons as of June 30, 2010.

        The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company's investment in Provalliance. A corresponding liability for the same amount as the Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company's consolidated statement of operations. The Company recorded a $0.5 million increase in the fair value of the Equity Put during fiscal year 2010, see further discussion within Note 7 to the Consolidated Financial Statements. The Company recorded a $2.1 million increase in the fair value of the Equity Put during fiscal year 2009. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $2.6 million decrease in the Equity Put related to foreign currency translation during fiscal year 2010, see further discussion within Note 7 to the Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company's interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

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

        During fiscal years 2010 and 2009, the Company recorded $4.1 and $2.0 million, respectively, of equity in income related to its investment in Provalliance. Due to increased debt and reduced earnings expectations, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million "other-than-temporary" impairment charge in its fourth quarter ended June 30, 2009. The exposure to loss related to the Company's involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

Investment in Empire Education Group, Inc.

        On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's minority interest shareholder. EEG operates 96 accredited cosmetology schools.

        At June 30, 2010 and 2009, the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there was no outstanding borrowings as of June 30, 2010 and $15.0 million outstanding as of June 30, 2009. During fiscal year 2010 and 2009, the Company recorded $0.7 and $0.9 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

        The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company's shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During fiscal years ended June 30, 2010 and 2009, the Company recorded $6.4 and $2.1 million of equity earnings related to its investment in EEG.

Investment in Intelligent Nutrients, LLC

        Effective December 31, 2009, the Company transferred its ownership interest in Intelligent Nutrients, LLC to the other shareholder. In consideration for the transfer of the Company's ownership interest, Intelligent Nutrients, the other shareholder, and the individual owner of the other shareholder will indemnify and hold harmless the Company from all current and future obligations of Intelligent Nutrients. Until December 31, 2009, the Company held a 49.0 percent interest in Intelligent Nutrients, LLC. The Company's investment was previously accounted for under the equity method of accounting. During fiscal year 2009, the Company determined that its investment in and loans to Intelligent Nutrients, LLC were impaired and the fair value was zero due to Intelligent Nutrients, LLC's inability to develop a professional organic brand of shampoo and conditioner with a price point that would develop broad consumer appeal. The Company also determined that the loss in value was "other-than-temporary" and recognized a pretax, non-cash impairment charge of $7.8 million for the full carrying value of the investment and loans during fiscal year 2009. The Company has no further exposure to loss related to the Company's involvement with Intelligent Nutrients, LLC.

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

        On March 28, 2010, the Company entered into an amendment agreement with Yamano in connection with the Exchangeable Note. The amendment revised the redemptions schedule for the 100,000,000 Yen and 211,131,284 Yen payments due September 30, 2013 and 2014, respectively, to March 28, 2010. The amendment was entered into in connection with a preferred share subscription agreement dated March 29, 2010 between the Company and Yamano. Under the preferred share subscription agreement, Yamano issued and the Company purchased one share of Yamano Class A Preferred Stock with a subscription amount of $1.1 million (100,000,000 Yen) and one share of Yamano Class B Preferred Stock with a subscription amount of $2.3 million (211,131,284 Yen), collectively the "Preferred Shares". The portions of the Exchangeable Note that became due as of March 28, 2010 were contributed in-kind as payment for the Preferred Shares. The Preferred Shares have the same terms and rights, yield a 5.0 percent dividend that accrues if not paid and have no voting rights.

        The Company determined that the March 2010 modifications were minor and the loan modification should not be treated as an extinguishment. The preferred shares will be accounted for as an available-for-sale debt security and recorded as part of the Company's investment within the investment in and loans to affiliates line item on the Consolidated Balance Sheet with any changes in fair value recorded in other comprehensive income.

        As June 30, 2010, the principal amount outstanding under the Exchangeable Note is $3.4 million (300,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded approximately $0.1 million in interest income related to the Exchangeable Note during fiscal years 2010 and 2009.

        MY Style Note.    As of June 30, 2010, the principal amount outstanding under the MY Style Note is $1.8 million (156,492,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during fiscal years 2010 and 2009.

        As of June 30, 2010, $1.7 and $12.1 million are recorded in the Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company's total investment in MY Style. The exposure to loss related to the Company's involvement with MY Style is the carrying value of the premium paid and the outstanding notes.

        All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain recorded through other income was $3.1 and $2.1 million during fiscal years 2010 and 2009, respectively.

Investment in Hair Club for Men, Ltd.

        The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During fiscal year 2010 the Company recorded income of $0.9 million and received dividends of $1.3 million. During fiscal year 2009 the Company recorded income of $0.6 million and received dividends of $0.9 million. The exposure to loss related to the Company's involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

at June 30, 2010 and June 30, 2009, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2010
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$274	$—	$274	$—
Preferred shares	3,502	—	—	3,502
LIABILITIES
Current liabilities
Derivative instruments	$401	$—	$401	$—
Non-current liabilities
Derivative instruments	$1,039	$—	$1,039	$—
Equity put option	22,009	—	—	22,009

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2009
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$1,543	$—	$1,543	$—
LIABILITIES
Current liabilities
Derivative instruments	$16	$—	$16	$—
Non-current liabilities
Derivative instruments	$5,786	$—	$5,786	$—
Equity put option	24,161	—	—	24,161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

        The following tables present the changes during the twelve ended June 30, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2009	$—	$24,161	$24,161
Total realized and unrealized gains (losses):
Additions to Level 3	3,362	—	3,362
Included in other comprehensive income	140	(2,620)	(2,480)
Included in equity in income of affiliated companies	—	468	468

Balance at June 30, 2010	$3,502	$22,009	$25,511

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2008	$24,803	$24,803
Total realized and unrealized gains (losses):
Included in other comprehensive income	(2,790)	(2,790)
Included in equity in income of affiliated companies	2,148	2,148

Balance at June 30, 2009	$24,161	$24,161

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Derivative instruments.    The Company's derivative instrument liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date, as provided by sources independent from the Company. See breakout by type of contract and reconciliation to the balance sheet line item that each contract is classified within Note 9 to the Consolidated Financial Statements.

        Equity put option.    The Company's merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. See further discussion within Note 6 to the Consolidated Financial Statements. The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At June 30, 2010, the fair value of the equity put option was $22.0 million and is classified within other noncurrent liabilities on the balance sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        Preferred Shares.    The Company has preferred shares in Yamano Holding Corporation. See further discussion within Note 6 to the Consolidated Financial Statements. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. As of June 30, 2010 the subscription value of the preferred shares of 311,131,284 Yen ($3.5 million) represents the fair value of the preferred shares.

        Financial Instruments.    In addition to the financial instruments listed above, the Company's financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

        The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of June 30, 2010. At June 30, 2010, the estimated fair values and carrying amounts of debt were $458.6 and $440.0 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        We measure certain assets, including the Company's equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

        The following table presents the fair value in our assets measured at fair value on a nonrecurring basis during the twelve months ended June 30, 2010:

	June 30, 2010	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Regis(1)	$102,180	$—	$—	$102,180	$(35,277)

Total	$102,180	$—	$—	$102,180	$(35,277)

(1)
The Company recorded $0.8 million of translation rate adjustments during the fourth quarter of fiscal year 2010 on the Regis salon concept goodwill balance.

        Goodwill of the Regis salon concept with a carrying value of $136.3 million was written down to its implied fair value, resulting in an impairment charge of $35.3 million, which was recorded during fiscal year 2010. See further discussion within Note 1 to the Consolidated Financial Statements.

        The assets measured at fair value on a nonrecurring basis during the twelve months ended June 30, 2009 were goodwill of the salon concepts in the United Kingdom and the Company's investment in and loans to Intelligent Nutrients, LLC. During the twelve months ended June 30, 2009 the Company recorded $41.7 and $7.8 million of impairment charges for the entire carrying value of the United Kingdom salon concept goodwill and investment in and loans to Intelligent Nutrients, LLC, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS

        The Company's long-term debt as of June 30, 2010 and 2009 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates (fiscal year)
		2010	2009	2010	2009
				(Dollars in thousands)
Senior term notes	2011 - 2018	5.65 - 8.39%	1.12 - 8.39%	$174,107	$506,643
Convertible senior notes	2014	5.00	—	151,760	—
Term loan	2013	2.86	2.07	85,000	85,000
Revolving credit facility	2013	—	1.00	—	5,000
Equipment and leasehold notes payable	2011 - 2015	8.93 - 9.35	8.68 - 9.48	27,473	32,200
Other notes payable	2011 - 2013	3.00 - 8.00	3.00 - 8.00	1,689	5,464

				440,029	634,307
Less current portion				(51,629)	(55,454)

Long-term portion				$388,400	$578,853

        The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. We were in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2010. Additional details are included below with the discussion of the specific categories of debt.

        Aggregate maturities of long-term debt, including associated capital lease obligations of $27.5 million at June 30, 2010, are as follows:

Fiscal year	(Dollars in thousands)
2011	$51,629
2012	115,834
2013	27,978
2014	172,440
2015	18,577
Thereafter	53,571

$440,029

Senior Term Notes

Private Shelf Agreement

        At June 30, 2010 and 2009, the Company had $174.1 and $239.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $40.5 and $40.5 million were classified as part of the current portion of the Company's long-term debt at June 30, 2010 and 2009, respectively. The notes require quarterly payments, and final maturity dates range from October 2010 through December 2017.

        The Private Shelf Agreement includes financial covenants including debt to EBITDA ratios, fixed charge coverage ratios and minimum net equity tests (as defined within the Private Shelf Agreement),

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

as well as other customary terms and conditions. The maturity date for the debt may be accelerated upon the occurrence of various events of default, including breaches of the agreement, certain cross- default situations, certain bankruptcy related situations, and other customary events of default.

        In July 2009, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, limiting the Company's restricted payments to $20 million if the Company's leverage ratio is greater than 2.0x and the addition of a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent that commences one year after the amendment date. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized in part to repay $30.0 million of senior term notes under the Restated Private Shelf Agreement.

Private Placement Senior Term Notes

        On June 29, 2009, the Company entered into a prepayment amendment on the private placement senior term notes whereby the Company negotiated to prepay the notes with a premium over the principal amount that is less than the make-whole premium that is otherwise payable upon redemption. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized to repay the $267.0 million of private placement senior term notes of varying maturities and $30.0 million of additional senior term notes under a Private Shelf Agreement.

        As a result of the repayment of a portion of the senior term notes during the twelve months ended June 30, 2010, the Company incurred $12.8 million in make-whole payments and other fees along with $5.2 million in interest rate swap settlements, as discussed in Note 9 of the Consolidated Financial Statements, totaling $18.0 million that was recorded as interest expense within the Consolidated Statement of Operations.

Convertible Senior Notes

        In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. The notes will be convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock).

        Holders may convert their notes at their option prior to April 15, 2014 if the Company's stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date for the notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

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

        The following table provides equity and debt information for the convertible senior notes:

(Dollars in thousands)	Convertible Senior Notes Due 2014 June 30, 2010
Principal amount on the convertible senior notes	$172,500
Unamortized debt discount	(20,740)

Net carrying amount of convertible debt	$151,760

        The following table provides interest rate and interest expense amounts related to the convertible senior notes:

(Dollars in thousands)	Convertible Senior Notes Due 2014 Twelve Months Ended June 30, 2010
Interest cost related to contractual interest coupon—5.0%	$8,266
Interest cost related to amortization of the discount	3,956

Total interest cost	$12,222

        In connection with the convertible senior note offering, the Company issued 13,225,000 shares of common stock resulting in net proceeds of $163.5 million.

Term Loan

        During the three months ended December 31, 2008, the Company completed an $85.0 million term loan that matures in July 2012. As of June 30, 2010, the monthly interest payments are based on a one-month LIBOR plus 2.5 percent.

        In July 2009 the Company amended its term loan. The amendment increased the Company's minimum net worth covenant from $675 million to $800 million, lowered the fixed charge coverage ratio from 1.5x to 1.3x, amended certain definitions, including EBITDA and fixed charges, and limits the Company's restricted payments (as defined in the agreement) to $20 million if the Company's leverage ratio is greater than 2.0x.

Revolving Credit Facility

        The Company has an unsecured $300.0 million revolving credit facility with rates tied to LIBOR plus 225 basis points as of June 30, 2010. The revolving credit facility requires a quarterly facility fee on the average daily amount of the facility (whether used or unused) calculated at a rate of 25 basis points as of June 30, 2010. Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. The facility expires in July 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

        On July 14, 2009, the Company amended its revolving credit agreement by reducing the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million. The amendment also increased the Company's minimum net worth covenant from $675 million to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and fixed charges, and limiting the Company's restricted payments (as defined in the agreement) to $20 million if the Company's leverage ratio is greater than 2.0x.

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

        As of June 30, 2010 and 2009, the Company had outstanding borrowings under this facility of $0.0 and $5.0 million, respectively. As a result of the modification to the revolving credit agreement in July 2009 including changes to the financial covenants, the Company has classified the outstanding borrowings as of June 30, 2010 and 2009 as part of the long-term portion of the Company's long-term debt. Additionally, the Company had outstanding standby letters of credit under the facility of $24.6 and $28.0 million at June 30, 2010 and 2009, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2010 and 2009 was $275.4 and $317.0 million, respectively.

Equipment and Leasehold Notes Payable

        The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2015. The capital lease obligations are collateralized by the assets purchased under the agreement.

Other Notes Payable

        The Company had $1.7 and $2.4 million in unsecured outstanding notes at June 30, 2010 and 2009, respectively, related to debt assumed in acquisitions. Additionally, within other notes payable are mortgage notes for $0.0 and $3.0 million at June 30, 2010 and 2009, respectively, related to the Company's distribution center in Salt Lake City, Utah. The note for the Salt Lake City distribution center was repaid during fiscal year 2010 and was secured by that distribution center.

9. DERIVATIVE FINANCIAL INSTRUMENTS

        In January 2009, the Company adopted guidance for disclosures about derivative instruments and hedging activities in order to provide a reader of the financial statements an enhanced understanding of the Company's use of derivative instruments, how the Company accounts for its derivative instruments and the instruments' effects on financial position, financial performance and cash flows.

        The Company's primary market risk exposures in the normal course of business are changes in interest rates and foreign currency exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of a variety of strategies, including the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation or trading. Hedging transactions are limited to an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

underlying exposure. The Company has established an interest rate management policy that manages the interest rate mix of its total debt portfolio and related overall cost of borrowing. The Company's variable rate debt typically represents 35 to 45 percent of the total debt portfolio. The Company's foreign currency exchange rate risk management policy includes frequently monitoring market data and external factors that may influence exchange rate fluctuations in order to minimize fluctuation in earnings due to changes in exchange rates. The Company enters into arrangements with counterparties that the Company believes are creditworthy. Generally, derivative contract arrangements settle on a net basis. The Company assesses the effectiveness of its hedges on a quarterly basis using the critical terms method in accordance with guidance for accounting for derivative instruments and hedging activities.

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

        The Company also utilizes freestanding derivative contracts which do not qualify for hedge accounting treatment. The Company marks to market such derivatives with the resulting gains and losses recorded within current earnings in the Consolidated Statement of Operations. For purposes of the Consolidated Statement of Cash Flows, cash flows associated with all derivatives (designated as hedges or freestanding economic hedges) are classified in the same category as the related cash flows subject to the hedging relationship.

Cash Flow Hedges

        The Company's cash flow hedges include interest rate swaps, forward foreign currency contracts and treasury lock agreements.

        The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of June 30, 2010, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates during fiscal year 2012.

        The Company repaid variable and fixed rate debt during the twelve months ended June 30, 2010. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015. The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments of debt and were settled for an aggregate loss of $5.2 million. The $5.2 million loss recorded during the first quarter of fiscal year 2010 on the termination of the interest rate swaps was recorded within interest expense in the Consolidated Statement of Operations as described in Note 8 to the Consolidated Financial Statements. The Company also had two outstanding treasury lock agreements with maturity dates between fiscal years 2013 and 2015. The treasury lock agreements were terminated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

prior to the maturity dates in conjunction with the repayments of debt and were settled for a loss of less than $0.1 million during the twelve months ended June 30, 2010 and recorded within interest expense in the Consolidated Statement of Operations.

        The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company's primary forward foreign currency contracts hedge approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company's forward foreign currency contracts hedge transactions through fiscal year 2011.

        These cash flow hedges were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax.

Fair Value Hedges

        In the past, the Company had two interest rate swaps designated as fair value hedges. The Company paid variable rates of interest and received fixed rates of interest under these contracts. The contracts and related debt matured during the twelve months ended June 30, 2009.

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

        In November 2009, the Company terminated its freestanding derivative contract on its remaining payments on the MY Style Note and recorded a gain of $0.7 million. The contract was settled in cash, discounted to present value. Gains and losses were the life of the contract and are recognized currently in earnings in conjunction with marking the contract to fair value. A net loss of $0.2 million was recognized during fiscal year 2010. A net gain of $0.9 million was recognized during fiscal year 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company had the following derivative instruments in its Consolidated Balance Sheet as of June 30, 2010 and 2009:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	June 30, 2010	June 30, 2009	Classification	June 30, 2010	June 30, 2009
		(In thousands)			(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(1,039)	$(5,786)
Forward foreign currency contracts	Other current assets	$274	$380	Other current liabilities	$—	$—
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$1,163	Other current liabilities	$(401)	$(16)

Total		$274	$1,543		$(1,440)	$(5,802)

        The table below sets forth the (gain) or loss on the Company's derivative instruments as of June 30, 2010 and 2009 recorded within accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet. The table also sets forth the (gain) or loss on the Company's derivative instruments that has been reclassified from AOCI into current earnings during the years ended June 30, 2010 and 2009 within the following line items in the Consolidated Statement of Operations.

	Other Comprehensive Income (Gain)/Loss as of June 30,		(Gain)/Loss Reclassified from Accumulated OCI into Income (Loss) at June 30,
Type	2010	2009	Classification	2010	2009
	(In thousands)			(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	$637	$3,605	—	$—	$—
Forward foreign currency contracts	(133)	(392)	Cost of sales	(261)	(142)
Treasury lock contracts	—	(242)	Interest income	—	(24)

Total	$504	$2,971		$(261)	$(166)

Designated as hedging instruments—Fair Value Hedges:
Cross-currency swap	$7,932	$7,932	—	$—	$—

Total	$8,436	$10,903		$(261)	$(166)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below sets forth the (gain) on the Company's derivative instruments for the years ended June 30, 2010 and 2009 recorded within interest income and other, net in the Consolidated Statement of Operations.

	Derivatives Impact on Income (Loss) at June 30,
Type	Classification	2010	2009
		(In thousands)
Designated as hedging instruments—Fair Value Hedges:
Fair value interest rate swap	Interest income and other, net	$—	$(335)
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(811)	$(1,147)

		$(811)	$(1,482)

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

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the legal right to use and control the property. The original lease term ends in 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $6.6 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

        Sublease income was $29.2, $29.9, and $30.3 million in fiscal years 2010, 2009 and 2008, respectively. Rent expense in the Consolidated Statement of Operations excludes $28.8, $29.5, and $29.9 million in fiscal years 2010, 2009 and 2008, respectively, of rent expense on premises subleased to franchisees. These amounts are netted against the related rental income on the sublease arrangements with franchisees. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income (loss). However, in limited cases, the Company charges a ten

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4 million for each fiscal year 2010, 2009 and 2008, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2010	2009	2008
	(Dollars in thousands)
Minimum rent	$259,984	$260,140	$270,988
Percentage rent based on sales	10,138	11,623	15,715
Real estate taxes and other expenses	73,976	76,029	74,773

	$344,098	$347,792	$361,476

        As of June 30, 2010, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2011	$257,525	$44,340
2012	206,098	34,943
2013	158,561	25,777
2014	113,197	17,086
2015	70,847	8,735
Thereafter	100,779	7,197

Total minimum lease payments	$907,007	$138,078

Salon Development Program:

        As a part of its salon development program, the Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continues to enter into transactions to acquire established hair care salons.

Contingencies:

        The Company is self-insured for most workers' compensation, employment practice liability, and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.

11. LEASE TERMINATION COSTS

        In June 2009, the Company approved a plan to close up to 80 underperforming U.K. company-owned salons in fiscal year 2010. The Company believes the closure of these salons will add to future

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEASE TERMINATION COSTS (Continued)

profitability. The Company recorded a write-off of salon assets in the fourth quarter of fiscal year 2009 of approximately $2.9 million related to the closures. The Company ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor prior to June 30, 2010 and 2009 for 29 and seven U.K. company-owned salons, respectively. The June 2009 plan is substantially complete.

        In July 2008, the Company approved a plan to close up to 160 underperforming company-owned salons in fiscal year 2009. Approximately 100 locations were regional mall based concepts, another 40 locations were strip center concepts and 20 locations were in the U.K. The timing of the closures was dependent on successfully completing lease termination agreements and was therefore subject to change. The Company offered employment to associates affected by such closings at nearby Regis-owned salons. The decision was a result of a comprehensive evaluation of the Company's salon portfolio, further continuing the Company's initiatives to enhance profitability. As lease settlements were negotiated the Company found that some lessors were willing to negotiate rent reductions which allowed the Company to keep operating certain stores. As a result, the number of stores closed was less than the 160 stores per the approved plan in July 2008. The July 2008 plan is substantially complete.

        As of June 30, 2009, 69 stores under the July 2008 plan ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to June 30, 2009. Of the 69 stores, 63 stores were within the North America reportable segment, one store within the international segment, and five stores within discontinued operations. Lease termination costs from continuing operations are presented as a separate line item in the Consolidated Statement of Operations. Lease termination costs related to the Trade Secret salon concept are reported within discontinued operations.

        During the twelve months ended June 30, 2010, an additional 42 stores under the July 2008 plan ceased using the right to use the leased property or negotiated a lease termination agreement with the lessor in which the Company will cease using the right to the leased property subsequent to June 30, 2010. The 42 stores were within the North America reportable segment.

        Lease termination expense represents either the lease settlement or the net present value of remaining contractual lease payments related to closed stores, after reduction by estimated sublease rentals. The activity reflected in the accrual for lease termination costs is as follows:

	For the Twelve Months Ended June 30,
Accrual for Lease Terminations	2010	2009
	(Dollars in thousands)
Balance at July 1,	$2,760	$—
Provision for lease termination costs:
Provisions associated with store closings	2,212	6,221
Change in assumptions about lease terminations and sublease income	(67)	—
Cash payments	(3,519)	(3,461)

Balance at June 30,	$1,386	$2,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. LITIGATION

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the Company's counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

        During fiscal year 2010, the Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters. Additionally, the Company has commitment to provide discount coupons. As of June 30, 2010, there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

13. INCOME TAXES

        The components of income before income taxes are as follows:

	2010	2009	2008
	(Dollars in thousands)
Income before income taxes:
United States	$35,289	$112,524	$126,627
International	17,925	(33,758)	10,607

	$53,214	$78,766	$137,234

        The provision for income taxes consists of:

	2010	2009	2008
	(Dollars in thousands)
Current:
United States	$5,580	$48,935	$53,694
International	14,882	(3,142)	4,262
Deferred:
United States	4,007	568	(4,674)
International	1,108	(4,411)	900

	$25,577	$41,950	$54,182

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The provision for income taxes differs from the amount of income tax determined by applying the applicable United States (U.S.) statutory rate to earnings before income taxes, as a result of the following:

	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%
State income taxes, net of federal income tax benefit	3.4	3.4	3.0
Tax effect of goodwill impairment	11.4	14.5	—
Foreign income taxes at other than U.S. rates	(0.8)	(1.6)	(2.3)
Work Opportunity and Welfare-to-Work Tax Credits	(6.4)	(4.9)	(2.0)
Adjustment of prior year income tax balances	3.9	4.8	—
Other, net	1.6	2.1	5.8

	48.1%	53.3%	39.5%

        During the fiscal year 2010, the Company recorded adjustments to correct its income tax balances. The adjustments increased the Company's fiscal year 2010 income tax provision by $2.1 million and increased its effective income tax rate by 3.9 percent. Included in the income tax provision are U.S. and international income tax adjustments resulting in a shift of the income tax provision between jurisdictions. On a world-wide basis the adjustments are immaterial. The Company does not believe the adjustments are material to its fiscal 2010 results of operations or its financial position or results of operations of any prior periods.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The components of the net deferred tax assets and liabilities are as follows:

	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$15,677	$15,591
Payroll and payroll related costs	34,294	32,712
Net operating loss carryforwards	2,106	2,078
Salon asset impairment	4,154	6,953
Inventories	3,136	4,478
Derivatives	311	1,798
Deferred gift card revenue	1.581	1,703
Unrecognized tax benefits	10,178	7,553
Other	12,357	10,851

Total deferred tax assets	$83,794	$83,717

Deferred tax liabilities:
Depreciation	$(17,603)	$(17,454)
Amortization of intangibles	(107,392)	(100,502)
Accrued property taxes	(2,029)	(2,001)
Deferred debt issuance costs	(7,937)
Other	—	(11)

Total deferred tax liabilities	$(134,961)	$(119,968)

Net deferred tax liabilities	$(51,167)	$(36,251)

        At June 30, 2010, the Company had U.S. and foreign operating loss carryforwards of approximately $7.2 million relating to losses in Canada, the Netherlands, and the U.K. The Company has set up a valuation allowance of $1.0 million relating to the Netherlands tax losses. The Company expects to fully utilize all of the loss carryforwards from Canada and the United Kingdom.

        As of June 30, 2010, undistributed earnings of international subsidiaries of approximately $23.8 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings.

        The Company files tax returns and pays tax primarily in the United States, Canada, the U.K., and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2007 and after remain open for federal tax audit. The Company has been notified that the United States federal income tax returns for year 2007 through 2009 have been selected for audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2006. However, the company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        The Company adopted the provisions of accounting for uncertainty in income taxes, effective July 1, 2007. Immediately prior to the adoption, the Company's tax reserves were $9.0 million. As a result of the adoption, the Company recognized a $20.7 million increase in the liability for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

unrecognized income tax benefits, including interest and penalties, which was accounted for through the following accounts:

(Dollars in thousands)
Deferred income taxes	$10,128
Goodwill	6,094
Additional paid-in capital	237
Retained earnings	4,237

Total increase	$20,696

        A rollforward of the unrecognized tax benefits is as follows:

	2010	2009	2008
Balance at beginning of period	$14,787	$20,400	$22,500
Additions based on tax positions related to the current year	5,549	2,765	2,466
Additions / (Reductions) based on tax positions of prior years	(185)	121	1,498
Reductions on tax positions related to the expiration of the statue of limitations	(2,993)	(8,167)	(5,446)
Settlements	(302)	(332)	(618)

Balance at end of period	$16,856	$14,787	$20,400

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $8.2 million of the $16.9 million reserve would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended June 30, 2010, 2009 and 2008 we recorded income tax (benefit)/expense of approximately $(1.1), $2.1 and $3.0 million, respectively, for the accrual of interest and penalties. As of June 30, 2010, the Company had accrued interest and penalties related to unrecognized tax benefits of $3.5 million. This amount is not included in the gross unrecognized tax benefits noted above.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months. However, we do not expect the change to have a significant effect on our results of operations or our financial position.

14. BENEFIT PLANS

Regis Retirement Savings Plan

        The Company maintains a defined contributed 401(k) plan, the Regis Retirement Savings Plan (the RRSP). The RRSP is a defined contribution profit sharing plan with a 401(k) feature that is intended to qualify with the Internal Revenue Code (Code) and is subject to the Employee Retirement Income Security Act of 1974.

        The 401(k) portion of the Plan is a contributory defined contribution plan under which eligible employees may elect to contribute a percentage of their eligible compensation. Employees who are 18 years of age or older and who were not highly compensated employees as defined by the Code during the preceding Plan year are eligible to participate in the Plan commencing with the first day of the month following their completion of one month of service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

        The discretionary employer contribution profit sharing portion of the Plan is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, 1,000 hours of service during the Plan year, are employed by the Employer on the last day of the Plan year and are employed at the home office or distribution centers, or as area or regional supervisors, artistic directors or educators, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

Nonqualified Deferred Salary Plan:

        The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan) with covers Company officers, field supervisors, warehouse and corporate office employees who are highly compensated. The discretionary employer contribution profit sharing portion of the Executive Plan is a noncontributory defined contribution component in which participants interest become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million. As of June 30, 2010, the Company's cumulative contributions to the ESPP totaled $8.0 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2010, the Company's cumulative contributions to the FSPP totaled $0.2 million.

Deferred Compensation Contracts:

        The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60.0 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives' benefits are based on years of service and the employee's compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (5.4 and 6.20 percent at June 30, 2010 and 2009, respectively) and projected salary increases of 4.0 percent at June 30, 2010 and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

2009 to estimate the obligations associated with these deferred compensation contracts. Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $5.2, $3.7, and $2.4 million for fiscal years 2010, 2009, and 2008, respectively. The accrued liability and projected benefit obligation of these deferred compensation contracts totaled $30.2 and $23.4 million at June 30, 2010 and 2009, respectively, in the Consolidated Balance Sheet. As of June 30, 2010 and 2009, $29.6 and $23.4 million is included in other noncurrent liabilities, respectively. As of June 30, 2010, $0.6 million of the balance is included in accrued liabilities. The tax-effected accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial loss, was $1.9 and $0.6 million at June 30, 2010 and 2009, respectively. The amount included in accumulated other comprehensive loss expected to be recognized as a component of net periodic deferred compensation expense in fiscal year 2011 is approximately $0.2 million. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $20.2 and $18.8 million at June 30, 2010 and 2009, respectively, and are included in other assets in the Consolidated Balance Sheet.

        The Company has agreed to pay the former Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal years 2010 and 2009, for the remainder of his life. The former Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.6, $0.8, and $0.7 million for each of fiscal years 2010, 2009, and 2008, respectively. Related obligations totaled $6.2 and $6.4 million at June 30, 2010 and 2009, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the former Vice Chairman. Cash values of these policies totaled $3.9 and $3.6 million at June 30, 2010 and 2009, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

        Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years ended June 30, 2010, 2009 and 2008, included the following:

	2010	2009	2008
	(Dollars in thousands)
Profit sharing plan	$3,206	$1,697	$3,373
Executive Profit Sharing Plan	654	303	497
ESPP	484	634	711
FSPP	8	12	18
Deferred compensation contracts	5,814	4,479	3,122

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, shares issuable under contingent stock agreements, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's dilutive earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2010	2009	2008
	(Shares in thousands)
Weighted average shares for basic earnings per share	55,806	42,897	43,157
Effect of dilutive securities:
Dilutive effect of convertible debt	10,730	—	—
Dilutive effect of stock-based compensation	217	129	430

Weighted average shares for diluted earnings per share	66,753	43,026	43,587

        The following table sets forth the awards which are excluded from the various earnings per share calculations:

	2010	2009	2008
	(Shares in thousands)
Basic earnings per share:
RSAs(1)	931	817	308
RSUs(1)	215	215	215

	1,146	1,032	523

Diluted earnings per share:
Stock options(2)	960	899	517
SARs(2)	1,110	613	416
RSAs(2)	677	301	183
RSUs(2)	—	215	215

	2,747	2,028	1,331

(1)
Awards were not vested

(2)
Awards were anti-dilutive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	2010	2009	2008
	(Dollars in thousands)
Net income from continuing operations available to common shareholders	$39,579	$6,970	$83,901
Effect of dilutive securities:
Diluted effect of convertible debt	7,520	—	—

Net income from continuing operations for diluted earnings per share	$47,099	$6,970	$83,901

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

options covering 5,200,000 shares of common stock were available for grant under the 1991 Plan and, as of June 30, 2001, all available shares were granted.

        Common shares available for grant under the following plans as of June 30 were:

	2010	2009	2008
	(Shares in thousands)
2000 Plan	4	268	232
2004 Plan	12	103	1,220

	16	371	1,452

        Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, June 30, 2007	2,193	$22.97
Granted	143	28.57
Cancelled	(97)	34.17
Exercised	(526)	16.91

Balance, June 30, 2008	1,713	24.55
Granted	9	35.15
Cancelled	(102)	30.20
Exercised	(235)	16.60

Balance, June 30, 2009	1,385	25.55
Granted	135	18.90
Cancelled	(337)	17.74
Exercised	(203)	15.12

Balance, June 30, 2010	980	$29.48

Exercisable June 30, 2010	703	$30.83

        Outstanding options of 979,821 at June 30, 2010 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of less than $0.1 million and a weighted average remaining contractual term of 5.2 years. Exercisable options of 702,571 at June 30, 2010 had an intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 3.9 years. An additional 252,560 options are expected to vest with a $26.44 per share weighted average exercise price and a weighted average remaining contractual life of 8.4 years that have a total intrinsic value of zero.

        All options granted relate to stock option plans that have been approved by the shareholders of the Company. Stock options granted in fiscal year 2010 were granted under the 2000 and 2004 plan. Stock options granted in fiscal years 2009 and 2008 were granted under the 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2007	474	$38.36	400	$37.53
Granted	125	28.57	138	28.57
Cancelled	(10)	37.71	(11)	38.53
Vested/Exercised	(66)	38.05	—	—

Balance, June 30, 2008	523	36.76	527	35.70

Granted	618	19.14	632	19.14
Cancelled	(28)	35.41	(45)	35.73
Vested/Exercised	(81)	35.72	—	—

Balance, June 30, 2009	1,032	26.33	1,114	26.30

Granted	304	19.12	2	28.57
Cancelled	(2)	20.02	(6)	38.63
Vested/Exercised	(188)	24.74	—	—

Balance, June 30, 2010	1,146	$24.70	1,110	$26.24

        Outstanding and unvested RSAs of 931,348 at June 30, 2010 had an intrinsic value of $14.5 million and a weighted average remaining contractual term of 2.4 years. Due to forfeitures, 880,373 awards are expected to vest with a total intrinsic value of $13.7 million.

        Outstanding and unvested RSUs of 215,000 at June 30, 2010 had an intrinsic value of $3.3 million and a weighted average remaining contractual term of 1.7 years. All unvested RSUs are expected to vest in fiscal year 2012.

        Outstanding SARs of 1,110,100 at June 30, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.7 years. Exercisable SARs of 465,420 at June 30, 2010 had a total intrinsic value of zero and a weighted average contractual term of 6.5 years. An additional 617,796 SARs are expected to vest with a $22.00 per share weighted average grant price, a weighted average remaining contractual life of 8.5 years and a total intrinsic value of zero.

        Total cash received from the exercise of share-based instruments in fiscal years 2010 and 2009 was $3.1 and $3.9 million, respectively.

        As of June 30, 2010, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $28.4 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.5 years as of June 30, 2010.

        The total intrinsic value of all stock-based compensation that was exercised during fiscal years 2010, 2009 and 2008 was $0.7, $1.9, and $7.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Stock options	$7.36	$8.60	$8.60
SARs	8.60	7.07	8.60
Restricted stock awards	19.12	19.14	28.57
Restricted stock units	—	—	—

        The expense associated with the RSA and RSU grants is based on the market price of the Company's stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each stock option and SAR grant issued during the fiscal years 2010, 2009 and 2008 is presented below:

	2010	2009	2008
Risk-free interest rate	2.79%	2.45 - 3.29%	3.29%
Expected term (in years)	5.50	5.50	5.50
Expected volatility	42.00%	28.00 - 40.00%	28.00%
Expected dividend yield	0.85%	0.56 - 0.84%	0.56%

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

        Compensation expense included in income before income taxes related to stock- based compensation was $9.3, $7.5, and $6.8 million for the three years ended June 30, 2010, 2009, and 2008, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

share of preferred stock at an exercise price of $140, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2010, 2009, and 2008, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2010, $73.5 million remains to be spent on share repurchases under this program.

16. SEGMENT INFORMATION

        As of June 30, 2010, the Company owned, franchised or held ownership interests in over 12,700 worldwide locations. The Company's locations consisted of 9,525 North American salons (located in the United States, Canada and Puerto Rico), 404 international salons, 95 hair restoration centers, and 2,704 locations in which the Company maintains an ownership interest through its investments in affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        Based on the way the Company manages its business, it has reported its North American salons, international salons, and hair restoration centers as three separate reportable segments.

        The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Corporate assets detailed below are primarily comprised of property and equipment associated with the Company's headquarters and distribution centers, corporate cash, inventories located at corporate distribution centers, deferred income taxes, franchise receivables and other corporate assets. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company's reportable operating segments is shown in the following table as of June 30, 2010, 2009, and 2008:

	For the Year Ended June 30, 2010
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,605,979	$111,833	$66,325	$—	$1,784,137
Product	417,363	44,252	72,978	—	534,593
Royalties and fees	37,221	—	2,483	—	39,704

	2,060,563	156,085	141,786	—	2,358,434

Operating expenses:
Cost of service	920,905	57,657	37,158	—	1,015,720
Cost of product	219,745	22,570	21,568	—	263,883
Site operating expenses	183,881	10,152	5,305	—	199,338
General and administrative	113,956	13,115	36,207	128,713	291,991
Rent	294,263	38,681	9,013	2,141	344,098
Depreciation and amortization	72,681	4,986	12,198	18,899	108,764
Goodwill impairment	35,277	—	—	—	35,277
Lease termination costs	—	2,145	—	—	2,145

Total operating expenses	1,840,708	149,306	121,449	149,753	2,261,216

Operating income (loss)	219,855	6,779	20,337	(149,753)	97,218
Other income (expense):
Interest expense	—	—	—	(54,414)	(54,414)
Interest income and other, net	—	—	—	10,410	10,410

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$219,855	$6,779	$20,337	$(193,757)	$53,214

Total assets	$992,410	$74,633	$284,615	$567,914	$1,919,572
Long-lived assets	262,575	15,654	17,484	63,537	359,250
Capital expenditures	40,393	1,764	3,658	12,006	57,821
Purchases of salon assets	3,664	—	—	—	3,664

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

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All comparable periods will reflect Trade Secret as discontinued operations. See further discussion at Note 2 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2008(1)(2)
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,635,238	$165,379	$61,873	$—	$1,862,490
Product	414,909	67,078	69,299	—	551,286
Royalties and fees	39,599	23,606	4,410	—	67,615

	2,089,746	256,063	135,582	—	2,481,391

Operating expenses:
Cost of service	939,242	89,617	33,700	—	1,062,559
Cost of product	208,705	35,702	19,984	—	264,391
Site operating expenses	165,185	14,410	5,174	—	184,769
General and administrative	121,345	37,143	30,941	132,134	321,563
Rent	295,659	56,571	7,313	1,933	361,476
Depreciation and amortization	73,755	10,969	10,289	18,280	113,293

Total operating expenses	1,803,891	244,412	107,401	152,347	2,308,051

Operating income (loss)	285,855	11,651	28,181	(152,347)	173,340
Other income (expense):
Interest expense	—	—	—	(44,279)	(44,279)
Interest income and other, net	—	—	—	8,173	8,173

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$285,855	$11,651	$28,181	$(188,453)	$137,234

Total assets	$1,249,827	$120,443	$284,898	$580,703	$2,235,871
Long-lived assets	355,287	35,902	11,616	79,046	481,851
Capital expenditures	51,057	10,624	4,191	19,927	85,799
Purchases of salon assets	119,822	6,719	19,036	—	145,577

(1)
On August 1, 2007, the Company contributed its accredited cosmetology schools to Empire Education Group, Inc. For the year ended June 30, 2008, the results of operations for the month ended July 31, 2007 for the accredited cosmetology schools are reported in the North American salons segment. The Company retained ownership of its one North American and four United Kingdom Sassoon schools. Subsequent to August 1, 2007 results of operations for the Sassoon schools are included in their respective North American and international salon segments.

On January 31, 2008, the Company merged its continental European franchise salon operations with the Franck Provost Salon Group. For the year ended June 30, 2008 the results of operations for the seven months ended January 31, 2008 are reported in the international salon segment.

(2)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All comparable periods will reflect Trade Secret as discontinued operations. See further discussion at Note 2 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        Total revenues and long-lived assets associated with business operations in the United States and all other countries in aggregate were as follows:

	Year Ended June 30,
	2010		2009		2008
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
United States	$2,055,059	$327,753	$2,121,531	$355,330	$2,080,178	$425,131
Other countries	303,375	31,497	308,256	36,208	401,213	56,720

Total	$2,358,434	$359,250	$2,429,787	$391,538	$2,481,391	$481,851

17. SUBSEQUENT EVENTS

        On August 4, 2010, the Company announced the Board of Directors authorized the exploration of strategic alternatives to enhance shareholder value. The Company retained Peter J. Solomon Company, L.P. as its financial advisor and Faegre & Benson LLP and Wachtell, Lipton, Rosen & Katz as its legal advisors. There can be no assurance that the review of strategic alternatives will result in any agreement or transaction. The Company does not intend to disclose developments with respect to this review unless and until the Board of Directors has approved a specific course of action.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

QUARTERLY FINANCIAL DATA
(Unaudited)

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2010
Revenues	$605,550	$575,365	$587,571	$589,948	$2,358,434
Gross margin, excluding depreciation	259,967	254,564	260,199	264,397	1,039,127
Operating income (loss)(a)(b)(c)	28,257	32,063	1,184	35,714	97,218
Income (loss) from continuing operations(a)(b)(c)(d)	4,611	18,154	(1,525)	18,339	39,579
Income from discontinued operations(e)	3,161	—	—	—	3,161
Net income (loss)(a)(b)(c)(d)(e)	7,772	18,154	(1,525)	18,339	42,740
Income (loss) from continuing operations per share, basic	0.09	0.32	(0.03)	0.32	0.71
Income (loss) from discontinued operations per share, basic(e)	0.06	0.00	0.00	0.00	0.06
Net income (loss) per basic share(f)	0.14	0.32	(0.03)	0.32	0.77
Income (loss) from continuing operations per share, diluted	0.09	0.30	(0.03)	0.30	0.71
Income (loss) from discontinued operations per share, diluted(e)	0.06	0.00	0.00	0.00	0.05
Net income (loss) per diluted share(f)	0.14	0.30	(0.03)	0.30	0.75
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2010 revenues, operating and net income.

	Quarter Ended
					Year Ended
	September 30	December 31	March 31	June 30
	(Dollars in thousands, except per share amounts)
2009
Revenues	$613,529	$587,426	$604,086	$624,746	$2,429,787
Gross margin, excluding depreciation	270,522	255,936	260,788	275,160	1,062,406
Operating income (loss)(a)(b)(c)	34,037	(6,649)	37,072	44,613	109,073
Income (loss) from continuing operations(a)(b)(c)(d)	16,086	(25,786)	21,025	(4,355)	6,970
Loss from discontinued operations(e)	(1,600)	(117,466)	(12,171)	(199)	(131,436)
Net income (loss)(a)(b)(c)(d)(e)	14,486	(143,252)	8,854	(4,554)	(124,466)
Income (loss) from continuing operations per share, basic	0.38	(0.60)	0.49	(0.10)	0.16
Loss from discontinued operations per share, basic(e)	(0.04)	(2.74)	(0.28)	(0.00)	(3.06)
Net income (loss) per basic share(f)	0.34	(3.34)	0.21	(0.11)	(2.90)
Income (loss) from continuing operations per share, diluted	0.37	(0.60)	0.49	(0.10)	0.16
Loss from discontinued operations per share, diluted(e)	(0.04)	(2.74)	(0.28)	(0.00)	(3.05)
Net income (loss) per diluted share(f)	0.34	(3.34)	0.21	(0.11)	(2.89)
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2009 revenues, operating and net income.

(a)
Operating income and net income increased as a result of $1.9 million ($1.2 million net of tax), $3.2 million ($2.1 million net of tax), and $6.7 million ($4.1 million net of tax), that was recorded in the second quarter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  ended December 31, 2009, fourth quarter ended June 30, 2009, second quarter ended December 31, 2008, respectively, related to a change in estimate in the Company's self-insurance accruals, primarily, prior years' workers' compensation claims reserves, due to our safety and return-to-work programs over the recent years, as well as changes in state laws.

(b)
Expense of $35.3 million ($28.7 million net of tax) was recorded in the third quarter ended March 31, 2010 related to our Regis salon concept goodwill impairment due to recent performance challenges in that concept and current economic conditions. Expense of $41.7 million ($40.3 million net of tax) was recorded in the second quarter ended December 31, 2008 related to our United Kingdom salon business goodwill impairment as a result of the recent performance challenges of the International salon operations.

(c)
Expenses of $6.4 ($3.9 million net of tax) and $10.2 million ($6.8 million net of tax) was recorded in the fourth quarters ended June, 30, 2010 and 2009 related to the impairment of property and equipment at underperforming locations.

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

(e)
During the second quarter ended December 31, 2008, the Company determined Trade Secret to be held for sale and accounted for it as a discontinued operation. As a result, the Company recorded expense of $171.8 million ($115.8 million net of tax) as a result of the write-off of the net assets associated with the sale of Trade Secret. An income tax benefit of $3.0 million was recorded in the first quarter ended September 30, 2009 to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret concept. Expenses of $11.3 million net of tax and $0.2 million net of tax were recorded in the third quarter ended March 31, 2009 and fourth quarter ended June 30, 2009, respectively for the incremental write-off of primarily inventories and property and equipment.

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

        With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2010. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2010. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 76 and 77 herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2010 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2010 Proxy Statement, and is incorporated herein by reference.

        The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance / Guidelines" (within the "Investor Information" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found on the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2010 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" of the Company's 2010 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2010 Proxy Statement, and is incorporated herein by reference. Information regarding director independence is included in the section titled "Corporate Governance—Director Independence" of the Company's 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2010 Proxy Statement and is incorporated herein by reference.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)
(1). All financial statements:

  Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

  The financial statements of Provalliance, an equity method investee, are filed as part of this report, beginning on page 148.

(b)
Exhibits:

        The exhibits listed in the accompanying index are filed as part of this report. Except where otherwise indicated below, the SEC file number for each report and registration statement from which the exhibits are incorporated by reference is 1-12725.

Exhibit Number/Description

2	(a)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

2	(b)	Purchase Agreement, dated November 13, 2004, between the Company and Hair Club Group Inc. (Incorporated by reference to Exhibit 2 of the Company's Report on Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.)

2	(c)	Stock Purchase Agreement dated as of January 26, 2009 between Regis Corporation, Trade Secret, Inc. and Premier Salons Beauty Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on January 27, 2009.)

3	(a)	Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company's Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)

3	(b)	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on October 31, 2006.)

3	(c)	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A12B filed on December 26, 2006.)

4	(a)	Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997.)

4	(b)	Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Right Certificate attached as Exhibit B to the Rights Agreement. (Incorporated by reference to Exhibits 1 and 3 of the Company's Registration Statement on Form 8-A12B, filed on December 26, 2006.)

4	(c)	Amendment No. 1, dated as of October 29, 2008, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on October 29, 2008.)

4	(d)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4	(e)	Indenture dated July 14, 2009 by and between the Company and Wells Fargo Bank, N.A, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed July 17, 2009)

10	(a)(*)	Survivor Benefit Agreement, dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K filed on September 28, 1994, for the year ended June 30, 1994.)

10	(b)	Series G Senior Note, dated July 10, 1998, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K filed on September 17, 1998, for the year ended June 30, 1998.)

10	(c)	Amended and Restated Private Shelf Agreement, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)

10	(d)	Senior Series I Note, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)

10	(e)	Note Purchase Agreement, dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10	(f)	Form of Series A Senior Note. (Attached as Exhibit 1(a) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10	(g)	Series J Senior Notes, dated June 9, 2003, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)

10	(h)	Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)

10	(i)	Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10	(j)	Third Amended and Restated Credit Agreement, dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, Other Financial Institutions Party thereto, and Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed April 12, 2005.)

10	(k)	Prepayment Agreement between Regis Corporation and various holders of Senior Notes of Regis Corporation, dated June 29, 2010 (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed July 6, 2009)

10	(l)	First Amendment to Term Loan agreement dated as of October 3, 2008 among Regis Corporation and various lenders, and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed July 6, 2009)

10	(m)	First Amendment to Fourth Amendment and Restated Credit Agreement dated as of July 12, 2007 among Regis Corporation and various lenders and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed July 6, 2009)

10	(n)	Amendment No.6 to Amend and Restated Private Shelf Agreement between Regis Corporation and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and other Prudential affiliates dated July 3, 2009 (Incorporated by reference to Exhibit 10.4 of the Company's Report on From 8-K filed July 6, 2009)

10	(o)	First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed April 12, 2005.)

10	(p)(*)	Short Term Incentive Compensation Plan, effective August 19, 2009. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Form 14A filed on September 15, 2009, for the year ended June 30, 2009.)

10	(q)	Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

10	(r)(*)	Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 5, 2007.)

10	(s)	Master Agreement, dated October 11, 2007, between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, the Company and Artal Group S.A. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 7, 2008, for the quarter ended December 31, 2007.)

10	(t)	Stock Purchase Agreement, dated January 17, 2008, between the Company, Cameron Capital Investments, Inc., Stephen Powell and Mackenzie Limited Partnership. (Incorporated by reference to Exhibit 10(z) to the Company's Report on Form 10-K filed on August 29, 2008, for the year ended June 30, 2008.)

10	(u)(*)	Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(v)(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(w)(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(x)(*)	Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(y)(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(e) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(z)(*)	Amendment to Amend and Restated CompensationAgreement, dated December 23, 2008, between the Company, and Myron Kunin (Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-Q filed February 9, 2009.).

10	(aa)(*)	2004 Long Term Incentive Plan as Amended and Restated, effective December 31, 2008, (Incorporated by reference to Exhibit 10(g) of the Company's Report on Form 10-Q filed February 9, 2009.)

10	(bb)(*)	Amendment dated January 28, 2010 to the Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Paul D. Finkelstein (Incorporated by referenced to Exhibit 10(a) of the Company's Report on Form 10-Q filed May 10, 2010).

21		List of Subsidiaries of Regis Corporation.

23		Consent of PricewaterhouseCoopers LLP.

31.1		Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
DATE: August 27, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN Paul D. Finkelstein, Chairman of the Board of Directors	Date: August 27, 2010
/s/ DAVID B. KUNIN David B. Kunin, Director	Date: August 27, 2010
/s/ ROLF BJELLAND Rolf Bjelland, Director	Date: August 27, 2010
/s/ VAN ZANDT HAWN Van Zandt Hawn, Director	Date: August 27, 2010
/s/ SUSAN S. HOYT Susan S. Hoyt, Director	Date: August 27, 2010
/s/ THOMAS L. GREGORY Thomas L. Gregory, Director	Date: August 27, 2010
/s/ STEPHEN E. WATSON Stephen E. Watson, Director	Date: August 27, 2010
/s/ JOSEPH L. CONNER Joseph L. Conner, Director	Date: August 27, 2010

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

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

November 25, 2009

PricewaterhouseCoopers Audit

Christian Perrier
Partner

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET

(in €)

	Note	(Not Covered by Auditors' Report) Dec. 31, 2009	Dec. 31, 2008
ASSETS
NON-CURRENT ASSETS
Intangible assets	4	178,437,343	177,220,141
Property, plant and equipment	5	28,350,810	27,097,541
Financial assets	6	5,561,464	5,178,659
Deferred tax assets	7	2,508,968	6,429,308

TOTAL NON-CURRENT ASSETS		214,858,585	215,925,649

CURRENT ASSETS
Inventories	8	4,595,243	5,173,048
Trade receivables	9	15,761,414	18,122,775
Other receivables	10	23,026,896	20,233,906
Cash and cash equivalents	11	16,936,017	21,763,329

TOTAL CURRENT ASSETS		60,319,570	65,293,058

TOTAL ASSETS		275,178,155	281,218,707

EQUITY AND LIABILITIES
EQUITY
Issued capital	12	207,368,900	207,368,900
Share premium and other reserves		(85,663,149)	(94,842,914)
Treasury shares		(7,368,900)	(7,368,900)
Profit for the year		10,464,391	9,772,384

EQUITY ATTRIBUTABLE TO OWNERS OF THE PARENT		124,801,242	114,929,470

Non-controlling interests in equity		483,077	1,282,427

TOTAL EQUITY		125,284,319	116,211,897

NON-CURRENT LIABILITIES
Long-term debt	13	68,423,699	64,655,407
Deferred tax liabilities	7	4,267,165	7,809,154
Provisions for liabilities and charges	16	3,377,571	5,534,222

TOTAL NON-CURRENT LIABILITIES		76,068,435	77,998,783

CURRENT LIABILITIES
Current portion of long-term debt	13	19,755,424	22,970,688
Other short-term debt	13	2,738,894	8,264,984
Trade payables	17	20,633,343	22,065,421
Other payables	17	30,697,740	33,706,934

TOTAL CURRENT LIABILITIES		73,825,401	87,008,027

TOTAL EQUITY AND LIABILITIES		275,178,155	281,218,707

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENT

(in €)

	Note	(Not Covered by Auditors' Report) Year ended Dec. 31, 2009	Year ended Dec. 31, 2008	Year-on-year change
Revenue	18	202,981,750	189,183,969	13,797,781

Other income from operations			11,037	(11,037)
Cost of sales		(26,468,027)	(22,751,529)	(3,716,498)
Payroll costs	19	(92,474,635)	(86,242,742)	(6,231,893)
External charges	20	(54,669,108)	(54,375,066)	(294,042)
Taxes other than on income		(5,240,033)	(4,390,924)	(849,109)
Depreciation, amortization and impairment		(6,962,260)	(4,324,515)	(2,637,745)
Net (additions to)/reversals from provisions		(1,431,164)	(2,072,888)	641,724
Other operating income	21	1,688,854	1,554,935	133,919
Other operating expenses	21	(2,413,974)	(2,629,679)	215,705

Operating profit		15,011,403	13,962,598	1,048,805

Income from cash and cash equivalents	21	592,739	1,705,093	(1,112,354)
Finance costs—gross	21	(4,818,087)	(4,426,821)	(391,266)

Finance costs—net		(4,225,348)	(2,721,728)	(1,503,620)

Income tax expense	7	(345,600)	(1,187,597)	841,997
Share of profit of associates

Profit for the year from continuing operations		10,440,455	10,053,273	387,182

Profit for the year from discontinued operations

Profit for the year		10,440,455	10,053,273	387,182

Attributable to:
—Owners of the parent		10,464,391	9,772,384	692,007
—Non-controlling interests		(23,936)	280,889	(304,825)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(in €)

	Note	(Not Covered by Auditors' Report) Year ended Dec. 31, 2009	Year ended Dec. 31, 2008	Year-on-year change
Profit for the year		10,440,455	10,053,273	387,182

Other comprehensive income:
Currency translation differences		(84,064)	(31,266)	(52,798)
Share-based payments(1)		1,706,667		1,706,667
Other

Other comprehensive income for the year		1,622,603	(31,266)	1,653,869

Total comprehensive income for the year		12,063,058	10,022,007	2,041,051

Attributable to:
—Owners of the parent		12,115,028	9,754,078	2,360,950
—Non-controlling interests		(51,970)	267,929	(319,899)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(in €)

	Share capital	Share premium	Treasury shares	Reserves for equity- settled employee benefits	Retained earnings and other reserves	Income and expense recognized directly in equity	Equity attributable to owners of the parent	Non- controlling interests in equity	Total equity
At January 1, 2008	25,375,000	1,422,225			15,663,712		42,460,937	704,626	43,165,563

Profit for 2008					9,772,384		9,772,384	280,889	10,053,273
Other comprehensive income for the year						(18,306)	(18,306)	(12,960)	(31,266)

Total comprehensive income for the year					9,772,384	(18,306)	9,754,078	267,929	10,022,007

Change in consolidating legal entity	(25,375,000)	(1,422,225)			26,797,225
Share issues	207,368,900	1,083,673			(133,000,000)		75,452,573		75,452,573
Share-based payments
Sales/purchases of treasury shares			(7,368,900)				(7,368,900)		(7,368,900)
Dividends					(4,282,000)		(4,282,000)	(316,494)	(4,598,494)
Changes in Group structure								(1,380,119)	(1,380,119)
Other movements					(1,087,218)		(1,087,218)	2,006,485	919,267

At December 31, 2008	207,368,900	1,083,673	(7,368,900)		(86,135,897)	(18,306)	114,929,470	1,282,427	116,211,897

Profit for 2009(2)					10,464,391		10,464,391	(23,936)	10,440,455
Other comprehensive income for the year(1)(2)				1,706,667		(56,030)	1,650,637	(28,034)	1,622,603

Total comprehensive income for the year(2)				1,706,667	10,464,391	(56,030)	12,115,028	(51,970)	12,063,058

Change in consolidating legal entity(2)
Share issues(2)
Sales/purchases of treasury shares(2)
Dividends(2)					(2,930,000)		(2,930,000)	(99,119)	(3,029,119)
Changes in Group structure(2)
Other movements(2)					686,744		686,744	(648,261)	38,483

At December 31, 2009(2)	207,368,900	1,083,673	(7,368,900)	1,706,667	(77,914,762)	(74,336)	124,801,242	483,077	125,284,319

(1)
Including €827,000 in share-based payments related to 2008

(2)
Information as of December 31, 2009 and for the year then ended Not Covered by Auditors' Report included herein

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED STATEMENT OF CASH FLOWS

(in €)

	Note	(Not Covered by Auditors' Report) Year ended Dec. 31, 2009	Year ended Dec. 31, 2008
Profit for the year of consolidated companies		10,440,455	10,053,272

Elimination of non-cash items:
—Depreciation, amortization and provisions		8,392,784	8,401,288
—Disposal gains and losses		730,428	704,295

Cash flow after finance costs, net, and income tax expense		19,563,667	19,158,855

Finance costs, net		4,225,348	2,721,728
Income tax expense(3)		345,600	1,187,597

Cash flow before finance costs, net, and income tax expense		24,134,615	23,068,180

Income tax paid		(1,700,521)	(3,538,460)
Change in net operating working capital(4)		(6,011,589)	(1,866,953)

Net cash generated from operating activities		16,422,505	17,662,767

Cash flows from investing activities:
Purchases of property, plant and equipment and intangible assets		(9,999,294)	(23,441,470)
Proceeds from sale of property, plant and equipment and intangible assets		1,656,666	2,131,645
Purchases of financial assets(2)			(3,805)
Proceeds from sale of financial assets(2)		30,979
Impact of business combinations(5)	24	(2,583,085)	(32,652,715)
Dividends received(6)
Change in outstanding loans and advances		(246,865)	(62,203)

Net cash used in investing activities		(11,141,599)	(54,028,548)

Cash flows from financing activities:
Proceeds from issuance of shares:			8,083,673
• Paid by owners of the parent			8,083,673
• Paid by minority shareholders of consolidated companies
Proceeds received on exercise of stock options
Purchases and sales of treasury shares
Dividends paid to:		(3,029,119)	(4,598,494)
• Owners of the parent		(2,930,000)	(4,282,000)
• Minority shareholders of consolidated companies		(99,119)	(316,494)
Proceeds from new borrowings		23,254,067	49,285,112
Repayments of borrowings		(20,937,155)	(9,429,059)
Interest paid		(4,818,087)	(4,426,821)
Interest received		592,739	1,705,093
Other cash flows from financing activities		354,246	6,016

Net cash (used in)/generated from financing activities		(4,583,309)	40,625,520

Effect of changes in foreign exchange rates		1,181	(18,678)

Net increase in cash and cash equivalents		698,778	4,241,061

Net cash and cash equivalents at beginning of year		13,498,345	9,257,284

Net cash and cash equivalents at end of year	23	14,197,123	13,498,345

(2)
Investments in non-consolidated companies and companies accounted for by the equity method

(3)
Including deferred tax

(4)
Including employee benefit obligations

(5)
Purchase/sale price plus or minus cash and cash equivalents acquired/transferred

(6)
From non-consolidated companies and companies accounted for by the equity method

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

GENERAL INFORMATION

        The Provalliance group operates hair salons and manages license agreements as well as a network of franchises under the following brand names:

  •
  Franck Provost

  •
  Fabio Salsa

  •
  Jean-Louis David

  •
  Saint-Algue

  •
  Saint-Karl

  •
  Coiff & Co

  •
  Interview

  •
  Lovely look

  •
  Jean-Marc Maniatis

  •
  Intermède

  •
  City-Look

        The consolidated financial statements of Provalliance SAS for the year ended December 31, 2009 encompass the parent company and its subsidiaries (together "the Group") as well as the Group's jointly-controlled entities.

        These consolidated financial statements were authorized for issue by the Chairman.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.1.1 Basis of preparation

        The consolidated financial statements of Provalliance SAS have been prepared in accordance with International Financial Reporting Standards (IFRS) as issued by the International Accounting Standards Board (IASB) and IFRS as adopted by the European Union. The standards adopted by the European Union can be viewed on the European Commission's website at http://ec.europa.eu/internal_market/accounting/ias/index_en.htm.

        The accounting policies applied in the preparation of the consolidated financial statements for the year ended December 31, 2009 are consistent with those applied for the consolidated financial statements for the year ended December 31, 2008, except for the adoption of the revised version of IAS 1, Presentation of Financial Statements. The main changes resulting from the adoption of this revised standard are as follows:

  (i)
  all changes in equity resulting from transactions with owners of the parent are presented separately from those due to transactions with minority shareholders of subsidiaries;

  (ii)
  income and expenses for the period are presented in two separate statements—an income statement followed by a statement of comprehensive income;

  (iii)
  total comprehensive income is presented as part of the financial statements.

        The following new standards, amendments to existing standards and interpretations were applicable for the first time for the fiscal year beginning January 1, 2009 but did not have a material impact on the Provalliance group's consolidated financial statements at December 31, 2009:

  •
  Revised version of IAS 23, Borrowing Costs, which requires the capitalization of borrowing costs directly attributable to the acquisition, construction or production of qualifying assets.

  •
  Amendment to IFRS 2, Share-based Payment—Vesting Conditions and Cancellations.

  •
  Amendments to IAS 32 and IAS 1—Puttable Financial Instruments and Obligations Arising on Liquidation.

  •
  Amendments to IFRS 1 and IAS 27—Cost of an Investment in a Subsidiary, Jointly Controlled Entity or Associate.

  •
  Improvements to IFRSs (May 2008).

  •
  Amendments to IFRS 7—Improving Disclosures about Financial Instruments.

  •
  Amendments to IFRIC 9 and IAS 39—Embedded Derivatives.

  •
  IFRIC 13, Customer Loyalty Programmes.

  •
  Amendment to IAS 39, Financial Instruments: Recognition and Measurement.

  •
  IFRIC 11, IFRS 2—Group and Treasury Share Transactions.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  IFRIC 14, IAS 19—The Limit on a Defined Benefit Asset, Minimum Funding Requirements and their Interaction.

        The accounting policies applied by Provalliance SAS for the year ended December 31, 2009 are consistent with the IFRSs published by the IASB. Application by the Group of amendments and interpretations issued by the IASB and mandatory for accounting periods beginning on or after January 1, 2009, but which have not yet been adopted by the European Union, would not have had a material impact on the consolidated financial statements.

        The consolidated financial statements are presented in euros. They have been prepared using the historical cost convention, with the exception of certain items which have been measured at fair value such as short-term cash investments and options on non-controlling interests.

        Non-current assets (or disposal groups) held for sale are measured at the lower of their carrying amount and fair value less costs to sell.

1.1.2 Use of estimates

        The preparation of financial statements in accordance with IFRS requires management to make estimates and assumptions that affect the amounts reported in the financial statements. These estimates and underlying assumptions are based on historical experience and other factors that are considered to be reasonable in light of the circumstances and the information available at the end of the reporting period. They provide a basis on which to exercise judgment in determining the carrying amounts of assets and liabilities that cannot be obtained directly from other sources.

        The estimates and underlying assumptions used by the Group are reviewed on an ongoing basis. Given the still-unsettled worldwide economy at end-2009 it was difficult to determine forward-looking information at that date and actual amounts may therefore differ from the estimates applied.

        The areas involving significant estimates and assumptions for the preparation of these consolidated financial statements were the fair value of intangible assets, impairment tests on intangible assets, deferred taxes and provisions for liabilities and charges.

1.1.3 Consolidation

Subsidiaries

        Subsidiaries are entities that are controlled by the Group. Control is deemed to exist where the Group has the power to directly or indirectly govern the financial and operating policies of an entity so as to obtain benefits from its activities. The existence and effect of potential voting rights that are currently exercisable or convertible are considered when assessing whether the Group controls another entity. Subsidiaries are fully consolidated from the date on which control is transferred to the Group and are de-consolidated from the date that control ceases.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Eliminations on consolidation

        Inter-company transactions, balances and unrealized gains and losses on transactions between Group companies are eliminated in the consolidated financial statements. Unrealized gains on transactions with associates and jointly-controlled entities are eliminated to the extent of the Group's interest in the entity concerned. Unrealized losses are also eliminated unless the transaction provides evidence of an impairment of the asset transferred.

        At December 31, 2009 all of the companies included in the scope of consolidation were subsidiaries except for one special purpose entity, A.F.A.P (Association de Formation Artistique Professionnelle). Prior to consolidation the financial statements of subsidiaries are restated to comply with Group accounting policies.

        A list of consolidated companies is provided in Note 2.

1.1.4 Intangible assets

1.1.4.1 Business combinations—Goodwill

        The Group has elected not to apply IFRS 3 retrospectively to business combinations that occurred prior to January 1, 2004. Goodwill arising prior to that date has continued to be recorded at deemed cost which represents their previous GAAP carrying amount.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As lease premiums correspond to identifiable assets they give rise to a deferred tax liability.

1.1.4.3 Trademarks

        The "Franck Provost" and "Fabio Salsa" trademarks were acquired during 2007. In 2008, the Group acquired the following trademarks:

  •
  Jean-Louis David

  •
  Saint-Algue

  •
  Saint-Karl

  •
  Coiff & Co

  •
  Intermède

  •
  City-Look

  •
  Interview

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        As trademarks correspond to identifiable assets, they give rise to a deferred tax liability.

1.1.4.4 Franchise networks

        Franchise agreements acquired as part of a business combination are measured based on the expected future cash flows to be generated by the franchise network, less the value of the brand and taking into account the probability of renewal of agreements reaching maturity.

        Franchise networks are amortized over 15 years.

        As franchise networks correspond to identifiable assets they give rise to a deferred tax liability.

1.1.4.5 Other intangible assets

        The Group has not capitalized any development costs.

        Other intangible assets—notably software acquired for internal use—are amortized over their estimated useful lives, which generally correspond to three years. In the income statement, amortization expense is recorded as an operating expense under the line "Depreciation, amortization and impairment".

        Other intangible assets are carried at cost less accumulated amortization and any accumulated impairment losses.

1.1.5 Property, plant and equipment

        The Group has opted to apply the cost model rather than the revaluation model for measuring property, plant and equipment. Consequently, property, plant and equipment are stated at cost less accumulated depreciation and any accumulated impairment losses. In accordance with IAS 23, borrowing costs are not included in the cost of property, plant and equipment.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

  •
  management of directly-owned salons

  •
  management of franchise networks

  •
  management of license agreements

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        These three groups of assets have been defined by the Group as the smallest identifiable groups of assets that generate cash inflows that are largely independent of the cash inflows from other assets or groups of assets.

        Consequently, since 2008 the Group has had the following CGUs:

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

1.1.6.2 Main criteria used by the Group's Accounting and Finance Departments for impairment test calculations

        At December 31, 2009 the Group applied a post-tax discount rate of 10% (compared with 9.74% at December 31, 2008), which reflected the risk-free rate and the risk premium.

        A five-year projection period is used and the terminal value is determined by extrapolating to perpetuity the discounted cash flows for the fifth year.

        The sensitivity of the value of goodwill to a 0.5% increase or decrease in the weighted average cost of capital or the long-term growth rate corresponds to a negative €3.7 million and a positive €3.8 million respectively.

1.1.6.3 Monitoring the recoverable amount of goodwill

        In view of its nature, goodwill cannot be allocated to individual CGUs because the expected synergies arising from the purchase of a company will affect all of the CGUs.

        Impairment losses on goodwill are not reversed even if the asset's value in use is restored in subsequent years.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

1.1.6.4 Monitoring the recoverable amount of other assets

        Other assets are allocated either to individual CGUs or groups of CGUs. Impairment losses recognized for these assets may be reversed through profit under the line "Depreciation, amortization and impairment".

1.1.7 Financial assets

1.1.7.1 Investments in non-consolidated companies

        In accordance with IAS 39, investments in non-consolidated companies are classified as available-for-sale financial assets and are therefore carried at fair value. If their fair value cannot be determined reliably, the shares are recognized at cost. Where there is objective evidence that the financial asset is impaired, an impairment loss is recognized in the income statement. Any such impairment is only reversed through profit on disposal of the shares.

1.1.7.2 Other financial assets

        Other financial assets correspond to guarantee deposits paid in connection with commercial leases required to operate the Group's salons.

        The Group's financial assets do not include any derivative instruments.

1.1.8 Inventories

        Inventories are stated at the lower of cost and net realizable value. Net realizable value corresponds to the estimated selling price in the ordinary course of business, less the estimated costs necessary to make the sale.

        Internal margins on inventories are eliminated in consolidation.

1.1.9 Revenue recognition—"Rendering of services"

        In compliance with IAS 18, revenue generated from the rendering of services is recognized as the hairdressing services are performed and the trademark franchise fees are received.

1.1.10 Deferred taxes

        In accordance with IAS 12, deferred taxes are recognized, using the liability method, for temporary differences between the carrying amounts of certain assets and liabilities and their tax base. They are calculated using tax rates that have been enacted or substantively enacted by the end of the reporting period.

        Deferred tax assets are recognized for the carryforward of unused tax losses to the extent that it is probable that future taxable profit will be available against which the unused tax losses can be utilized.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

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

        The fair value of these assets corresponds to their market value at the end of the reporting period. Gains and losses from changes in fair value are immediately recognized in the income statement under "Income from cash and cash equivalents".

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

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  average estimated rate of future salary increases: 3%

  •
  discount rate: 5.25%

  •
  payroll tax rate: 40%

  •
  life expectancy based on the TM 04-06 mortality table

  •
  collective bargaining agreements applicable within the Group:

  •
  Hairdressing

  •
  Syntec

  •
  Advertising

        Actuarial gains and losses arising as a result of changes in assumptions are recognized directly in the income statement.

1.1.15 Other employee benefit obligations—statutory training entitlement and long-service awards

        The Group did not record a provision at December 31, 2009 for its estimated obligation related to training hours accrued by employees under their statutory entitlement as the amount involved was not material. This was due to (i) the number of training courses already provided; and (ii) the low probability of a specific request being made to use these statutory training hours. The measurement of this obligation may be reviewed in future based on training requests actually received over the coming years, and if necessary a provision may be recorded.

        The collective bargaining agreements in force within the Group's companies do not contain any specific clauses concerning long-service awards. In addition, no specific agreements relating to such awards have been signed within any of the Group's subsidiaries.

1.1.16 Provisions for liabilities and charges

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

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The main features of the plan are as follows:

  •
  Maximum number of shares that may be granted: 10,527,000

  •
  Value of shares used for calculation: €0.70 per share

  •
  Vesting conditions:

  •
  Eight tranches, all with conditions based on the grantees still forming part of the Group and achieving consolidated EBITDA targets during the vesting period

  •
  Vesting period: minimum of two years and maximum of 15 years depending on the different tranches

  •
  Number of shares granted during the year: 0

  •
  Number of shares forfeited during the year: 0

        An expense of €880,000 was recorded in relation to this plan in 2009, with a corresponding adjustment to equity.

1.1.18 Equity warrants

        Provalliance set up an equity warrant plan during 2008 under which it issued 17,750,000 warrants in two tranches. The first tranche comprised 9,341,826 warrants with a per-warrant purchase price of €0.08 (based on fair value) and an exercise price of €1.02, and the second tranche represented 8,408,174 warrants with a per-warrant purchase price of €0.04 (based on fair value) and an exercise price of €1.27.

        The warrants issued under both of the tranches have an exercise period running from July 30, 2010 to December 31, 2018 and are subject to performance conditions based on consolidated EBITDA targets.

        At December 31, 2009 a total of 17,750,000 warrants were outstanding. No warrants were exercised or forfeited during the year.

        The main data used to calculate the fair value of these warrants were as follows:

  •
  Valuation model: Black and Scholes.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Volatility: the EWMA (Exponentially Weighted Moving Average) method applied to a sample group of comparable companies.

  •
  Maturity: between two and ten years with probabilities focused on years three and five.

  •
  Risk-free interest rate: interest rate for French treasury bonds (OAT) at the warrant issue date.

1.1.19 Financial liabilities

        The Group's financial liabilities do not include any derivative instruments other than the interest rate hedges described in Note 14, "Financial Instruments".

        At December 31, 2009 the Group did not hold any financial liabilities measured at fair value through profit.

        Other current financial liabilities primarily correspond to bank overdrafts and credit facilities.

        Borrowings are stated at amortized cost using the effective interest method.

1.1.20 Trade and other payables

        Trade and other payables are stated at cost. They are all due within one year.

1.1.21 Non-controlling interests

        This item corresponds to the portion of profit or loss and net assets of a subsidiary attributable to equity interests that are not owned, directly or indirectly through subsidiaries, by the parent. In accordance with paragraph 35 of IAS 27, when losses applicable to the non-controlling interest in a consolidated subsidiary exceed the non-controlling interest in the subsidiary's equity, the excess, and any further losses applicable to the non-controlling interest, are allocated against the controlling interest except to the extent that the non-controlling interest has a binding obligation to make an additional investment to cover the losses. If the subsidiary subsequently reports profits, such profits are allocated to the controlling interest until the non-controlling interest's share of losses previously absorbed by the controlling interest has been recovered.

1.1.22 Disclosures concerning related parties

        The Group has identified the following related parties:

  •
  its corporate shareholders

  •
  its key executive managers

        Compensation and other benefits paid to related parties in 2009 amounted to €1,620,000, compared with €1,706,000 in 2008. No payments were made during the year under share grant or equity warrant plans.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The parent company of Provalliance SAS is SAS Provost Participations, whose registered office is located at 133 rue du Faubourg Saint Honoré, 75008 Paris, France (registration no. 501 636 898).

        Related-party transactions and balances with Provost Participations SAS were as follows for the year ended December 31, 2009:

Balance sheet/Income statement item	Amount
RECEIVABLES
—Other receivables	2,668,721
PAYABLES
—Miscellaneous debt	2,332,293
FINANCIAL EXPENSES
—Interest expense	62,127
FINANCIAL INCOME
—Income from receivables	52,155

1.1.23 Events after the reporting period

        No significant events occurred between the end of the reporting period and the date these financial statements were authorized for issue.

1.1.24 New standards, interpretations and amendments to existing standards not yet applied by the Group

        The Group did not apply the following new standards, interpretations and amendments to existing standards in its 2009 consolidated financial statements as they had either not been adopted by the European Union at December 31, 2009 or their application was not mandatory at that date:

  •
  Revised version of IFRS 3, Business Combinations

  •
  Revised version of IAS 27, Consolidated and Separate Financial Statements

  •
  Amendments to IFRIC 14, Prepayments of a Minimum Funding Requirement

  •
  IFRIC 12, Service Concession Arrangements

  •
  IFRIC 15, Agreements for the Construction of Real Estate

  •
  IFRIC 16, Hedges of a Net Investment in a Foreign Operation

  •
  IFRIC 17, Distributions of Non-cash Assets to Owners

  •
  IFRIC 18, Transfers of Assets from Customers

  •
  IFRIC 19, Extinguishing Financial Liabilities with Equity Instruments

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  •
  Amendment to IAS 39, Financial Instruments: Recognition and Measurement—Eligible Hedged Items

  •
  Revised version of IFRS 1, First-time Adoption of International Financial Reporting Standards

  •
  Amendments to IFRS 1—Additional Exemptions for First-time Adopters

  •
  Amendments to IFRS 2—Group Cash-settled Share-based Payment Transactions

  •
  Improvements to IFRSs (April 2009)

  •
  Amendment to IAS 32—Classification of Rights Issues

  •
  Revised version of IAS 24, Related Party Disclosures

  •
  IFRS 9, Financial Instruments

        Provalliance SAS is currently in the process of determining the potential impact of these new standards, interpretations and amendments on the Group's consolidated financial statements. At this stage, the Group does not expect the impact to be material, except for (i) the revised version of IFRS 3 which introduces changes in accounting for business combinations that are required to be applied prospectively and (ii) IFRS 9, for which the Group has not yet begun its analysis in view of the fact that the standard has only recently been published and is still incomplete.

1.2 FINANCIAL RISK MANAGEMENT

        The Group is exposed to the following inter-related risks:

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

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

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

  •
  Consolidated net debt/consolidated equity < 0.75 and Consolidated net debt/consolidated EBITDA < 3.5

  •
  Consolidated net debt/equity < 0.75 and Consolidated net debt/consolidated cash flow < 3.5

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

1.2 FINANCIAL RISK MANAGEMENT (Continued)

        The Group complied with all of its bank covenants at December 31, 2009.

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

        The procedures for managing interest rate risk are described in Note 14.3.

1.2.3.2 Foreign exchange risk

        The Group's exposure to foreign exchange risk is not significant.

1.2.3.3 Other market risks

        The Group has not identified any other market risks.

*    *    *

      *

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

2. LIST OF CONSOLIDATED COMPANIES

Company	Country	% Control	Consolidation method
HAIR SAINT GERMAIN	FRANCE	100.0%	FULL
HAIR LEVALLOIS	FRANCE	100.0%	FULL
HAIR SQUARE	FRANCE	100.0%	FULL
FRANCK PROVOST RIVE DROITE	FRANCE	100.0%	FULL
HAIR SHOW	FRANCE	100.0%	FULL
HAIR SAINT CYR	FRANCE	100.0%	FULL
RUEIL COUNTRY	FRANCE	100.0%	FULL
HAIR MALESHERBES	FRANCE	100.0%	FULL
SAS FRANCK PROVOST COIFFURE	FRANCE	100.0%	FULL
HAIR COLOMBUS	FRANCE	51.0%	FULL
HAIR CROISSY	FRANCE	100.0%	FULL
HAIR HAUSSMANN	FRANCE	100.0%	FULL
HAIR VENETTE	FRANCE	100.0%	FULL
SALSA LAFFITTE	FRANCE	100.0%	FULL
HAIR NEUILLY	FRANCE	100.0%	FULL
HAIR INVALIDES	FRANCE	100.0%	FULL
HAIR CHELLES	FRANCE	100.0%	FULL
HAIR PASTEUR	FRANCE	51.0%	FULL
HAIR ISSY	FRANCE	51.0%	FULL
HAIR ANTONY	FRANCE	51.0%	FULL
HAIR ROUBAIX-MONTESSON	FRANCE	100.0%	FULL
HAIR DUNKERQUE	FRANCE	100.0%	FULL
HAIR VAUCRESSON	FRANCE	100.0%	FULL
HAIR MANET	FRANCE	100.0%	FULL
HAIR SENART	FRANCE	100.0%	FULL
F.P. COMMERCE	FRANCE	100.0%	FULL
HAIR LAFFITTE	FRANCE	100.0%	FULL
SALSA SAINT CLOUD	FRANCE	100.0%	FULL
HAIR MATHURINS	FRANCE	100.0%	FULL
HAIR SAINT HONORE	FRANCE	100.0%	FULL
HAIR PAU	FRANCE	100.0%	FULL
HAIR MAINE	FRANCE	91.0%	FULL
HAIR LA REOLE	FRANCE	100.0%	FULL
HAIR PERRET	FRANCE	100.0%	FULL
SALSA FRANCONVILLE	FRANCE	100.0%	FULL
HAIR POMPE	FRANCE	100.0%	FULL
HAIR VILLEBON	FRANCE	100.0%	FULL
HAIR SERRIS	FRANCE	100.0%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
HAIR TAVERNY	FRANCE	100.0%	FULL
SALSA CHELLES	FRANCE	100.0%	FULL
SALSA POITIERS	FRANCE	100.0%	FULL
HAIR CAREME	FRANCE	100.0%	FULL
HAIR ENGLOS	FRANCE	100.0%	FULL
HAIR RONCQ	FRANCE	100.0%	FULL
HAIR BOULOGNE 2	FRANCE	100.0%	FULL
SALSA SAINT GERMAN	FRANCE	100.0%	FULL
SALSA SENART	FRANCE	100.0%	FULL
HAIR LONGCHAMPS	FRANCE	100.0%	FULL
HAIR ADAM	FRANCE	100.0%	FULL
HAIR LABEGE	FRANCE	100.0%	FULL
HAIR CHATOU	FRANCE	100.0%	FULL
HAIR VILLABE	FRANCE	100.0%	FULL
ROLAND SAINT-CLAIR	FRANCE	100.0%	FULL
JFG GALAXIE	FRANCE	100.0%	FULL
JFG ITALIE 2	FRANCE	100.0%	FULL
AULNAY COIFFURE	FRANCE	100.0%	FULL
NEW HAIR	FRANCE	100.0%	FULL
PROVASSISTANCE	FRANCE	100.0%	FULL
HAIR ARCEUIL	FRANCE	100.0%	FULL
HAIR TOURNEFEUILLE	FRANCE	100.0%	FULL
HAIR DRAGUIGNAN	FRANCE	100.0%	FULL
HAIR THOIRY	FRANCE	100.0%	FULL
HAIR LOUVROIL	FRANCE	100.0%	FULL
EURL CPHC	FRANCE	100.0%	FULL
HAIR SAINT SEVER	FRANCE	100.0%	FULL
J C MANAGEMENT	FRANCE	100.0%	FULL
HAIR CORMONTREUIL FP	FRANCE	100.0%	FULL
SALSA CORMONTREUIL	FRANCE	100.0%	FULL
LEERS 2 D	FRANCE	100.0%	FULL
HAIR CALUIRE	FRANCE	100.0%	FULL
HAIR FREJUS	FRANCE	100.0%	FULL
HAIR AURAY	FRANCE	100.0%	FULL
HAIR VANNES	FRANCE	100.0%	FULL
ARCNA 136	FRANCE	100.0%	FULL
SAINT ALGUE BOULOGNE	FRANCE	100.0%	FULL
HAIR TIFS	FRANCE	100.0%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
HAIR DOCKS ROUEN	FRANCE	100.0%	FULL
FABIO SALSA	FRANCE	100.0%	FULL
AFAP	FRANCE	100.0%	FULL
PROVELITE ACADEMY	FRANCE	100.0%	FULL
ECI-FPC	FRANCE	50.0%	PROP
SOCIETE 34	FRANCE	100.0%	PROP
81 COIFF	FRANCE	50.0%	PROP
LEMPDES COIFF'	FRANCE	50.0%	PROP
CLERMONT COIFFURE	FRANCE	50.0%	PROP
ALBI COIFF	FRANCE	50.0%	PROP
CANET COIFF	FRANCE	50.0%	PROP
IBOS COIFF	FRANCE	50.0%	PROP
LONS COIFF	FRANCE	50.0%	PROP
MONT DE MARSAN COIFF	FRANCE	50.0%	PROP
PAU COIFF	FRANCE	50.0%	PROP
ARGELES COIFF	FRANCE	50.0%	PROP
FINANCIERE SAINT HONORE	FRANCE	100.0%	FULL
PROVALLIANCE SAS	FRANCE	100.0%	FULL
SAF	FRANCE	100.0%	FULL
JEAN LOUIS DAVID FRANCE	FRANCE	100.0%	FULL
GIE PROVALLIANCE	FRANCE	100.0%	FULL
PROMODAVID	FRANCE	100.0%	FULL
MS 3000	FRANCE	100.0%	FULL
HECH SAINT QUENTIN	FRANCE	100.0%	FULL
COMPAGNIE GENERALE DE PARTNARIAT	FRANCE	100.0%	FULL
SAINT KARL DIFFUSION	FRANCE	100.0%	FULL
INT CASTRES	FRANCE	50.0%	PROP
CLP COIFFURE	FRANCE	100.0%	FULL
DAM COIFFURE	FRANCE	100.0%	FULL
MAXILOO	FRANCE	100.0%	FULL
CJM	FRANCE	100.0%	FULL
CHAMBRAY COIFFURE	FRANCE	100.0%	FULL
VILLEJUIF COIFFURE	FRANCE	90.0%	FULL
ORMESSON COIFFURE	FRANCE	100.0%	FULL
D'ARDON COIFFURE	FRANCE	90.0%	FULL
VILLABE COIFFURE	FRANCE	100.0%	FULL
SAINT PIERRE COIFFURE	FRANCE	85.0%	FULL
BONNE SOURCE COIFFURE	FRANCE	90.0%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
RJD COIFFURE	FRANCE	85.0%	FULL
KAP COIFFURE	FRANCE	100.0%	FULL
LJPP	FRANCE	90.0%	FULL
WASQUEHAL COIFFURE	FRANCE	100.0%	FULL
SAINT EULALIE COIFFURES	FRANCE	100.0%	FULL
LIBOURNE COIFFURES	FRANCE	100.0%	FULL
TVNP	FRANCE	100.0%	FULL
LMH COIFFURE	FRANCE	100.0%	FULL
COVEGA	FRANCE	100.0%	FULL
SAINT KARL BILBAO	FRANCE	98.9%	FULL
FIL O KAP	FRANCE	98.7%	FULL
SOREFICO COIFFURE	FRANCE	100.0%	FULL
SALONS DE FRANCE	FRANCE	100.0%	FULL
HAIR CC BOULAZAC	FRANCE	100.0%	FULL
HAIR CC MARSAC	FRANCE	100.0%	FULL
HAIR CHAMPS	FRANCE	100.0%	FULL
GUERIN COIFFURE	FRANCE	100.0%	FULL
MARBEUF COIFFURE	FRANCE	100.0%	FULL
FORUM COIFFURE	FRANCE	100.0%	FULL
J.M.S. SERVICES	FRANCE	100.0%	FULL
SALSA ANGERS	FRANCE	100.0%	FULL
HAIR FRANCHEVILLE	FRANCE	100.0%	FULL
HAIR IBIS	FRANCE	100.0%	FULL
HAIR CC NIORT	FRANCE	100.0%	FULL
HAIR CC DIJON	FRANCE	100.0%	FULL
HAIR CC GERS	FRANCE	100.0%	FULL
HAIR CC AQUITAINE	FRANCE	100.0%	FULL
FP EXTENSIONS	FRANCE	100.0%	FULL
HAIR POITIERS	FRANCE	100.0%	FULL
AQUITAINE COIFFURE	FRANCE	100.0%	FULL
DSL FINANCES	FRANCE	100.0%	FULL
GIRONDE COIFFURE	FRANCE	100.0%	FULL
SOREFICO	FRANCE	100.0%	FULL
ELEXIA	FRANCE	66.7%	FULL
BIG SERVICES	FRANCE	100.00%	FULL
PROVALLIANCE SALONS	FRANCE	100.00%	FULL
COMPAGNIE GENERALE DE COIFFURE AUVERGNAT	FRANCE	100.00%	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

2. LIST OF CONSOLIDATED COMPANIES (Continued)

Company	Country	% Control	Consolidation method
CLUB DE LA COIFFURE	FRANCE	100.00%	FULL
JM ATHIS MONS	FRANCE	100.00%	FULL
SOREFICO COIFFURE EXPANSION	FRANCE	100.00%	FULL
PROVALLIANCE SALONS LUXEMBOURG	LUXEMBOURG	100.0%	FULL
PROVALLIANCE POLAND	POLAND	72.0%	FULL
TWOJ FRYZJER	POLAND	72.0%	FULL
ALLIANCE PROV	SPAIN	72.5%	FULL
JLD FRANCHISES SPAIN	SPAIN	100.0%	FULL
FRANCK PROVOST SALONS SPAIN	SPAIN	100.0%	FULL
FILICUDI	SPAIN	100.0%	FULL
FARAGLIONE	SPAIN	100.0%	FULL
LINEA ESTILISMO	SPAIN	100.0%	FULL
HAIR REYES	SPAIN	78.2%	FULL
HAIR 124	SPAIN	50.0%	PROP
MAJUNGA	SPAIN	80.0%	FULL
JLD SALONS SPAIN	SPAIN	100.0%	FULL
ESPACE COIFFURE	SPAIN	100.0%	FULL
SAINT KARL EXPANSAO	PORTUGAL	99.9%	FULL
SKA CABELEIREIROS	PORTUGAL	85.0%	FULL
SKABIS CABELEIREIROS	PORTUGAL	100.0%	FULL
SKB CABELEIREIROS	PORTUGAL	100.0%	FULL
SKB2 CABELEIREIROS	PORTUGAL	100.0%	FULL
SKG CABELEIREIROS	PORTUGAL	85.0%	FULL
SKV CABELEIREIROS	PORTUGAL	85.0%	FULL
SKM CABELEIREIROS	PORTUGAL	100.0%	FULL
SKN CABELEIREIROS	PORTUGAL	100.0%	FULL
JPS CABELEIREIROS	PORTUGAL	85.0%	FULL
PASMAR CABELEIREIROS	PORTUGAL	100.0%	FULL
SKAL CABELEIREIROS	PORTUGAL	100.0%	FULL
SKS CABELEIREIROS	PORTUGAL	85.0%	FULL
SYLVAIN CABELEIREIROS	PORTUGAL	85.0%	FULL
SKL CABELEIREIROS	PORTUGAL	100.0%	FULL
RHS SWISS	SWITZERLAND	100.0%	FULL

FULL: fully consolidated

PROP: proportionately consolidated

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

3. BUSINESS COMBINATIONS

3.1. LIST OF NEWLY-CONSOLIDATED AND DECONSOLIDATED COMPANIES

Company	Consolidation method Year ended Dec. 31, 2009	Consolidation method Year ended Dec. 31, 2008
Newly-consolidated companies(11)
FRANCK PROVOST BOULOGNE (ETHANOUS)	FULL	NC
HAIR TIFS	FULL	NC
DOCKS ROUEN	FULL	NC
SARL HECH—SERGIO BOSSI	FULL	NC
GUERIN COIFFURE (MANIATIS)	FULL	NC
MARBEUF COIFFURE (MANIATIS)	FULL	NC
FORUM COIFFURE (MANIATIS)	FULL	NC
JMS SERVICES (MANIATIS)	FULL	NC
SALSA ANGERS	FULL	NC
HAIR FRANCHEVILLE	FULL	NC
ARGELES COIFF	PROP	NC
Deconsolidated companies(24)
AMEPAUL	NC(1)	FULL
HAIR ROUEN	NC(1)	FULL
HAIR CHERBOURG	NC(1)	FULL
HAIR CAEN	NC(1)	FULL
HAIR MONDEVILLE	NC(1)	FULL
SOHAIRA	NC(1)	FULL
INTERVIEW—VALENCE—CROISSANCE	NC(1)	FULL
INTERVIEW ORANGE	NC(1)	FULL
INTERVIEW—AVIGNON—BIG BBR	NC(1)	FULL
INTERVIEW CARRE SUD	NC(1)	FULL
INTERVIEW—SAINT MARTIN STUDIO COIFFURE	NC(1)	FULL
INTERVIEW—LES—ANGLES—MURIEL	NC(1)	FULL
INTERVIEW—ISTRES—ACTION	NC(1)	FULL
INTERVIEW—MONTPELLIER	NC(1)	FULL
INTERVIEW—BASSENS—COIFF MOD	NC(1)	FULL
INTERVIEW—JUVIGNAC—BIG JO	NC(1)	FULL
INTERVIEW—PEZENAS—BIG MASTER	NC(1)	FULL
INTERVIEW—PEROLS—BIG ONE	NC(1)	FULL
INTERVIEW—LATTES—BIG PLUS	NC(1)	FULL
ARLES—BIG MAR	NC(1)	FULL
BIGYANN	NC(1)	FULL
SALSA IFS	NC(1)	FULL
SOLI DEAUVILLE	NC(1)	FULL

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

3. BUSINESS COMBINATIONS (Continued)

Company	Consolidation method Year ended Dec. 31, 2009	Consolidation method Year ended Dec. 31, 2008
INTERVIEW NIMES	NC(1)	FULL

FULL: fully consolidated

PROP: proportionately consolidated

NC: not consolidated

(1)
Companies whose assets and liabilities were fully transferred during the year

3.2. IMPACT OF ALLOCATING THE PURCHASE PRICE OF THE MANIATIS GROUP

        The purchase price allocation process for the acquisitions carried out during the period did not result in any material revaluations of assets and liabilities. These acquisitions generated €43,000 in unallocated goodwill and €2,265,000 in goodwill allocated to hair salons.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

4. INTANGIBLE ASSETS

	Unallocated goodwill(1)	Goodwill allocated to hair salons(2)	Lease premiums	Franchise network	Trademarks and brands	Patents and licenses	Other, including assets in progress	Total
At January 1, 2008
Cost	20,036,477	43,767,072	1,298,176			1,175,703	21,098	66,298,526
Accumulated amortization and impairment	(1,385,798)	(1,462,636)				(120,283)	(15,000)	(2,983,717)

Carrying amount	18,650,679	42,304,436	1,298,176			1,055,420	6,098	63,314,809

Year ended December 31, 2008
Carrying amount at January 1	18,650,679	42,304,436	1,298,176			1,055,420	6,098	63,314,809
Acquisitions							267,202	267,202
Assets held for sale		21,057	43,136					64,193
Disposals		(1,074,695)	(233,091)					(1,307,786)
Business combinations	35,497,834	37,195,912	2,755,755	9,563,207	29,425,853	301,018		114,739,579
Other movements(3)	3,103,000	(10,917,449)	10,917,449		864,749	(864,749)		3,103,000
Impairment		(1,174,246)	(334)					(1,174,580)
Amortization expense				(584,418)	(1,106,424)		(201,906)	(1,892,748)
Reversals of provisions and amortization		106,472						106,472

Carrying amount	57,251,513	66,461,487	14,781,091	8,978,789	29,184,178	491,689	71,394	177,220,141

At December 31, 2008
Cost	58,637,311	68,991,897	14,781,425	9,563,207	30,290,602	611,972	288,300	183,164,714
Accumulated amortization and impairment	(1,385,798)	(2,530,410)	(334)	(584,418)	(1,106,424)	(120,283)	(216,906)	(5,944,573)

Carrying amount	57,251,513	66,461,487	14,781,091	8,978,789	29,184,178	491,689	71,394	177,220,141

Year ended December 31, 2009
Carrying amount at January 1	57,251,513	66,461,487	14,781,091	8,978,789	29,184,178	491,689	71,394	177,220,141
Acquisitions		2,168,350	240,760			269,294	2,184	2,680,588
Assets held for sale
Disposals		(2,059,324)	(242,934)			(10,052)	(105,933)	(2,418,243)
Business combinations	539,165	2,529,475	666,944				55,571	3,791,155
Other movements(4)		(146,900)				59,844	97,056	10,000
Impairment		(1,531,288)	(132,363)					(1,663,651)
Amortization expense				(637,547)	(1,207,007)	(207,836)	(57,508)	(2,109,898)
Reversals of provisions and amortization		866,119				1,052	60,080	927,251

Carrying amount	57,790,678	68,287,919	15,313,498	8,341,242	27,977,171	603,991	122,844	178,437,343

At December 31, 2009
Cost	59,176,476	71,483,498	15,446,195	9,563,207	30,290,602	931,058	337,178	187,228,214
Accumulated amortization and impairment	(1,385,798)	(3,195,579)	(132,697)	(1,221,965)	(2,313,431)	(327,067)	(214,334)	(8,790,871)

Carrying amount	57,790,678	68,287,919	15,313,498	8,341,242	27,977,171	603,991	122,844	178,437,343

(1)
The put options on minority shares in Elexia and Provalliance Spain generated goodwill totaling €2,253,000 at the year-end.

(2)
Goodwill allocated to hair salons corresponds to the value of customer relationships less the value of the applicable lease premiums.

(3)
Reallocation of intangible assets in accordance with the method described in Note 1.1.4.2.

(4)
Inter-account reclassifications.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

5. PROPERTY, PLANT AND EQUIPMENT

	Land	Buildings	Plant and equipment	Other(1)	Assets under construction	Advances and downpayments	Total
At January 1, 2008
Cost		130,544	2,767,734	22,680,320	65,800	58,528	25,702,926
Accumulated depreciation and impairment		(91,726)	(1,835,809)	(12,031,961)			(13,959,496)

Carrying amount		38,818	931,925	10,648,359	65,800	58,528	11,743,430

Year ended December 31, 2008
Carrying amount at January 1		38,818	931,925	10,648,359	65,800	58,528	11,743,430
Acquisitions		184,163	3,094,820	9,011,404	192,628	632,649	13,115,664
Assets held for sale
Disposals		(713,019)	(932,271)	(5,172,099)	(92,987)	(572,411)	(7,482,787)
Business combinations		777,358	1,597,061	5,261,518	27,187	31,429	7,694,553
Other movements
Impairment		(363,923)					(363,923)
Depreciation expense		(48,065)	(656,633)	(2,905,837)			(3,610,535)
Reversals of provisions and depreciation		768,836	677,414	4,554,889			(6,001,139)

Carrying amount		1,404,447	7,691,114	29,073,758	192,628	150,195	38,512,142

At December 31, 2008
Cost		379,046	6,527,344	31,781,143	192,628	150,195	39,030,356
Accumulated depreciation and impairment		265,122	(1,815,028)	(10,382,909)			(11,932,815)

Carrying amount		644,168	4,712,316	21,398,234	192,628	150,195	27,097,541

Year ended December 31, 2009
Carrying amount at January 1		644,168	4,712,316	21,398,234	192,628	150,195	27,097,541
Acquisitions		167,162	1,182,870	5,392,890	158,400	414,647	7,315,969
Assets held for sale
Disposals		(218,329)	(1,614,018)	(1,750,740)	(188,265)	(327,625)	(4,098,977)
Business combinations		80,176	(35,871)	442,687			486,992
Other movements(1)		(36,267)	(825,320)	916,092		(65,078)	(10,573)
Impairment		(9,346)					(9,346)
Depreciation expense		(164,612)	(1,120,379)	(4,973,150)			(6,258,141)
Reversals of provisions and depreciation		195,137	2,082,154	1,550,056			3,827,347

Carrying amount		755,256	3,487,866	25,851,242	162,763	107,061	30,364,188

At December 31, 2009
Cost		371,788	5,235,005	36,782,072	162,763	172,139	42,723,767
Accumulated depreciation and impairment		286,301	(853,253)	(13,806,003)			(14,372,955)

Carrying amount		658,089	4,381,752	22,976,069	162,763	172,139	28,350,812

(1)
Inter-account reclassifications.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

6. NON-CURRENT FINANCIAL ASSETS

	Investments in non-consolidated companies	Loans and advances to subsidiaries and associates	Other investment securities	Loans	Other non-current financial assets(1)	Total
At January 1, 2008
Cost	158,813		1,601	3,419	2,575,551	2,739,384
Accumulated amortization and impairment	(28,000)				(45,761)	(73,761)

Carrying amount	130,813		1,601	3,419	2,529,790	2,665,623

Year ended December 31, 2008
Carrying amount at January 1	130,813		1,601	3,419	2,529,790	2,665,623
Acquisitions		13,010		5,000	992,032	1,010,042
Assets held for sale
Disposals				(35,307)	(250,263)	(285,570)
Business combinations	1,022,331	254,951	2,281	139,571	1,372,216	2,791,350
Other movements
Impairment	(1,048,547)					(1,048,547)
Amortization expense
Reversals of provisions and amortization					45,761	45,761

Carrying amount	104,597	267,961	3,882	112,683	4,689,536	5,178,659

At December 31, 2008
Cost	1,181,144	267,961	3,882	112,683	4,689,536	6,255,206
Accumulated amortization and impairment	(1,076,547)					(1,076,547)

Carrying amount	104,597	267,961	3,882	112,683	4,689,536	5,178,659

Year ended December 31, 2009
Carrying amount at January 1	104,597	267,961	3,882	112,683	4,689,536	5,178,659
Acquisitions			473	33,225	533,878	567,576
Assets held for sale
Disposals	(30,979)	(120,380)	(471)	(55,250)	(128,920)	(336,000)
Business combinations		74,044	5,791		84,110	163,945
Other movements		37,200		(37,200)
Impairment			(473)		(12,365)	(12,838)
Amortization expense
Reversals of provisions and amortization

Carrying amount	73,618	258,825	9,202	53,458	5,166,239	5,561,342

At December 31, 2009
Cost	1,150,165	258,825	9,675	53,458	5,178,604	6,650,727
Accumulated amortization and impairment	(1,076,547)		(473)		(12,365)	(1,089,385)

Carrying amount	73,618	258,825	9,202	53,458	5,166,239	5,561,342

(1)
Other non-current financial assets mainly correspond to guarantee deposits relating to the commercial leases of each salon.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

7. CURRENT AND DEFERRED INCOME TAXES

7.1. Analysis of income tax expense

	2009	2008
Current taxes	1,700,521	3,538,460
Elimination of internal margin on non-current assets	(25,526)	(87,638)
Elimination of internal provision for impairment of current assets	370,042	120,529
Elimination of internal provision for negative net equity risk	290,325	106,244
Elimination of internal gains on inventories	(6,729)	16,785
Restatement of rental expense		(295,201)
Deferred taxes on fair value adjustments	(363,655)	(169,796)
Provisions for pension and other post-employment benefit obligations	(56,674)	(25,994)
Elimination of untaxed provisions	41,652	33,340
Recognition of unused tax losses	(1,482,071)	(1,391,697)
Fair value adjustments to financial instruments	(118,081)
Non-deductible provisions		(681,702)
Other	(4,204)	24,267

Actual income tax expense	345,600	1,187,597

7.2. Tax proof

	2009	2008
Theoretical taxable profit	10,786,055	11,240,870
Parent company tax rate	33.33%	33.33%
Theoretical income tax expense	3,594,992	3,746,582
Actual income tax expense	345,600	1,187,597

Difference between theoretical and actual income tax expense	(3,249,392)	(2,558,985)

Analysis of difference
Impact of differences in tax rates	(2,122,038)	(2,139,806)
Impact of permanent differences	803,223	(20,988)
Impact of tax credits	(362,795)	(408,993)
Impact of gains and losses on disposals of consolidated companies	(178,740)	15,847
Impact of unused tax losses not recognized as deferred tax assets	(1,376,349)	(28,829)
Impact of goodwill impairment expense		(24,664)
Other	(12,693)	48,448

TOTAL	(3,249,392)	(2,558,985)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

7. CURRENT AND DEFERRED INCOME TAXES (Continued)

7.3. Deferred tax assets

	Dec. 31, 2009	Dec. 31, 2008
Elimination of internal margin on non-current assets	191,134	165,608
Elimination of internal gains on inventories	44,325	37,596
Provisions for pension and other post-employment benefit obligations	536,820	463,538
Fair value adjustments to lease premiums, trademarks and networks	1,644,341	2,787,280
Fair value adjustments to financial instruments	118,081
Temporary differences	6,762,376	5,024,366
Other	235,120	35,893
Offsetting of deferred tax assets and liabilities(1)	(7,023,229)	(2,084,973)

TOTAL	2,508,968	6,429,308

7.4. Deferred tax liabilities

	Dec. 31, 2009	Dec. 31, 2008
Elimination of impairment of securities and receivables	(1,439,086)	(944,544)
Elimination of provisions for net negative equity risk of subsidiaries	(649,924)	(112,834)
Elimination of untaxed provisions	(91,648)	(49,996)
Fair value adjustments to lease premiums, trademarks and networks	(8,740,196)	(8,555,207)
Temporary differences	(176,200)	(38,205)
Share acquisition costs	(193,340)	(193,340)
Offsetting of deferred tax assets and liabilities(1)	7,023,229	2,084,973

TOTAL	(4,267,165)	(7,809,153)

(1)
Deferred tax assets and liabilities are offset when they concern income tax levied by the same tax authorities.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

8. INVENTORIES

	Carrying amount at Jan. 1, 2009	Changes in inventories recognized in profit	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2009
Raw materials	82,493	163,422					245,915
Work-in-progress
Finished and semi-finished products
Goods purchased for resale	5,090,555	(866,766)	91,531	(42,381)	76,389		4,349,328

TOTAL	5,173,048	(703,344)	91,531	(42,381)	76,389		4,595,243

9. TRADE RECEIVABLES

	Carrying amount at Jan. 1, 2009	Change	Impact of business combinations	Impairment losses	Reversals of impairment losses	Other movements	Carrying amount at Dec. 31, 2009
Miscellaneous trade receivables	18,122,775	(2,721,166)	30,207	(928,873)	855,863	402,608	15,761,414

TOTAL	18,122,775	(2,721,166)	30,207	(928,873)	855,863	402,608	15,761,414

10. OTHER RECEIVABLES

	Carrying amount at Jan. 1, 2009	Change	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2009
Prepayments to suppliers	154,548	(70,250)	5,472				89,770
Sundry receivables(1)	16,479,113	917,448	672,327	(49,389)		402,608	18,422,107
Prepaid expenses	3,600,245	817,491	97,283				4,515,019

TOTAL	20,233,906	1,664,689	775,082	(49,389)		402,608	23,026,896

(1)
This item primarily corresponds to prepaid and recoverable taxes (e.g. VAT, corporate income tax).

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

11. CASH AND CASH EQUIVALENTS

	Carrying amount at Jan. 1, 2009	Change	Impact of business combinations	Impairment losses recognized in profit	Impairment losses reversed through profit	Other movements	Carrying amount at Dec. 31, 2009
Marketable securities	2,316,560	(3,997,157)	3,511,983				1,831,386
Cash	19,446,769	(4,862,797)	520,659				15,104,631

TOTAL	21,763,329	(8,859,954)	4,032,642				16,936,017

12. EQUITY

Share capital and share premium

        At December 31, 2009, the share capital of Provalliance SAS amounted to €207,368,900, divided into 296,241,286 shares all of the same class.

        The Company's total equity amounted to €125,284,319 at end-2009.

        During the year Provalliance bought back 10,527,000 of its own shares for allocation under the share grant plan. The corresponding treasury shares were eliminated on consolidation through a deduction from consolidated reserves.

13. LONG- AND SHORT-TERM DEBT

        Long- and short-term debt broke down as follows at December 31, 2009 and 2008:

Long-term debt	Dec. 31, 2009	Dec. 31, 2008	Year-on-year change
Bank borrowings	59,636,042	53,595,052	6,040,990
Other borrowings	2,990,831	4,780,355	(1,789,524)
Derivative instruments	354,246
Debt related to the Elexia put option	5,192,580	6,030,000	(837,420)
Debt related to the Provalliance Poland put option	250,000	250,000

TOTAL LONG-TERM DEBT	68,423,699	64,655,407	3,414,046

Short-term debt	Dec. 31, 2009	Dec. 31, 2008	Year-on-year change
Current portion of bank borrowings	19,515,324	22,763,136	(3,247,812)
Bank overdrafts	2,738,894	8,264,984	(5,526,090)
Accrued interest on borrowings	240,100	207,552	32,548

TOTAL SHORT-TERM DEBT	22,494,318	31,235,672	(8,741,354)

TOTAL LONG- AND SHORT-TERM DEBT	90,918,017	95,891,079	(5,327,308)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

13. LONG- AND SHORT-TERM DEBT (Continued)

13.1 Breakdown of long- and short-term debt by maturity

	At Dec. 31, 2009			At Dec. 31, 2008
	Principal	Interest	Total	Principal	Interest	Total
2009				31,235,673	4,701,982	35,937,655
2010	22,494,318	2,990,838	25,485,156	27,486,599	2,610,471	30,097,070
2011	22,456,534	2,105,827	24,562,361	14,620,448	1,155,247	15,775,695
2012	18,683,426	1,232,294	19,915,720	13,821,401	381,605	14,203,006
2013	12,075,359	551,950	12,627,309	6,684,891	132,074	6,816,965
2014	5,154,896	172,083	5,326,979	1,736,389	49,814	1,786,203
2015	2,728,415	56,171	2,784,586	305,678	31,705	337,383
2016	1,226,285	7,534	1,233,819
2017	1,340,000		1,340,000
2018	4,758,784		4,758,784

TOTAL	90,918,017	7,116,697	98,034,714	95,891,079	9,062,898	104,953,977

13.2 Bank borrowings

        Analysis of bank borrowings at December 31, 2009:

Bank	Balance at Dec. 31, 2009	Due in 1 year	Due in 1 to 5 years	Due beyond 5 years	Hedged
BDPME	53,440	53,440			no
BECM	11,302,768	2,824,568	7,878,200	600,000	yes
BICS	1,292,149	439,394	813,322	39,433	no
BNP	15,834,027	3,076,608	10,125,387	2,632,032	no
BRED	13,337,051	3,533,378	8,696,711	1,106,962	partially
CA	8,554,942	2,107,038	5,821,114	626,790	yes
CCSO	155,619	109,786	45,833		no
CDN	6,045,421	1,800,277	4,170,268	74,876	yes
CIC	5,305,968	1,531,403	3,770,041	4,524	yes
FORTIS	175,729	97,098	78,631		no
HSBC	733,092	312,385	420,707		no
LCL	109,311	90,002	19,309		no
NUGER	1,170,016	314,875	777,292	77,849	no
OSEO	205,946	43,804	162,142		no
SG	13,739,596	3,451,139	9,900,197	388,260	no
OTHER	1,136,261		1,136,261		no

TOTAL	79,151,336	19,785,195	53,815,415	5,550,726

        The average interest rate on the Group's bank borrowings was 5.4% in 2009 (4.9% in 2008).

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

14. FINANCIAL INSTRUMENTS

14.1 Analysis of financial instruments by category

		Analysis by category of financial instrument
ASSETS	Dec. 31, 2009 Carrying amount	Financial assets at fair value through profit or loss	Held-to- maturity investments	Loans and receivables	Available- for-sale financial assets
NON-CURRENT ASSETS
Financial assets	5,561,464			5,561,464

TOTAL RECORDED UNDER NON-CURRENT ASSETS	5,561,464			5,561,464

CURRENT ASSETS
Trade receivables	15,761,414			15,761,414
Other receivables	23,026,896			23,026,896
Cash and cash equivalents	16,936,017	16,936,017

TOTAL RECORDED UNDER CURRENT ASSETS	55,724,327	16,936,017		38,788,310

		Analysis by category of financial instrument
LIABILITIES	Dec. 31, 2009 Carrying amount	Financial liabilities at fair value through profit or loss	Financial liabilities at fair value through equity	Financial liabilities at amortized cost
NON-CURRENT LIABILITIES
Long-term debt	68,423,699	354,246		68,069,453

TOTAL RECORDED UNDER NON-CURRENT LIABILITIES	68,423,699	354,246		68,069,453

CURRENT LIABILITIES
Current portion of long-term debt	19,755,424			19,755,424
Other short-term debt	2,738,894			2,738,894
Trade payables	20,633,343			20,633,343
Other payables	30,697,740			30,697,740

TOTAL RECORDED UNDER CURRENT LIABILITIES	73,825,401			73,825,401

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

14. FINANCIAL INSTRUMENTS (Continued)

		Analysis by category of financial instrument
ASSETS	Dec. 31, 2008 Carrying amount	Financial assets at fair value through profit or loss	Held-to- maturity investments	Loans and receivables	Available- for-sale financial assets
NON-CURRENT ASSETS
Financial assets	5,178,659			5,178,659

TOTAL RECORDED UNDER NON-CURRENT ASSETS	5,178,659			5,178,659

CURRENT ASSETS
Trade receivables	18,122,775			18,122,775
Other receivables	20,233,906			20,233,906
Cash and cash equivalents	21,763,329	21,763,329

TOTAL RECORDED UNDER CURRENT ASSETS	60,120,010	21,763,329		38,356,681

		Analysis by category of financial instrument
LIABILITIES	Dec. 31, 2008 Carrying amount	Financial liabilities at fair value through profit or loss	Financial liabilities at fair value through equity	Financial liabilities at amortized cost
NON-CURRENT LIABILITIES
Long-term debt	64,655,407			64,655,407

TOTAL RECORDED UNDER NON-CURRENT LIABILITIES	64,655,407			64,655,407

CURRENT LIABILITIES
Current portion of long-term debt	22,970,688			22,970,688
Other short-term debt	8,264,984			8,264,984
Trade payables	22,065,421			22,065,421
Other payables	33,706,934			33,706,934

TOTAL RECORDED UNDER CURRENT LIABILITIES	87,008,027			87,008,027

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

14. FINANCIAL INSTRUMENTS (Continued)

14.2 Impact of financial instruments

2009	Impact on net financial income/(expense)	Impact on equity
Non-current financial assets	71,745
Non-current financial liabilities	(354,246)

TOTAL	(282,501)

2008	Impact on net financial income/(expense)	Impact on equity
Non-current financial assets	45,761
Non-current financial liabilities

TOTAL	45,761

14.3 Management of interest rate risk

        The Group is exposed to interest rate risk as its debt comprises both fixed and variable rate borrowings. The risk arising from fluctuations in variable interest rates is hedged using interest rate swaps whereby the Group receives (or pays) the difference between fixed and variable rate interest streams calculated on notional principal amounts. Interest rate swaps are qualified as cash flow hedges and are measured at fair value as determined based on prices quoted by the banks.

        The following table shows the notional amounts and remaining duration of the interest rate swaps outstanding at the end of the reporting period.

At Dec. 31, 2009	Average contractual fixed interest rate	Notional amount	Fair value
Less than one year
Between one and five years	3.45%	11,653,468	(230,271)
Beyond five years	3.38%	2,832,143	(123,975)

TOTAL		14,485,611	(354,246)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

14. FINANCIAL INSTRUMENTS (Continued)

At Dec. 31, 2008	Average contractual fixed interest rate	Notional amount	Fair value
Less that one year
Between one and five years	4.12%	7,618,369	—
Beyond five years	3.38%	2,984,043	—

TOTAL		10,602,412	—

15. PUT OPTIONS

15.1 Put option granted to the minority shareholder of Elexia

        On December 15, 2006, the Group granted a put option to the minority shareholder of Elexia on its 33.33% interest.

        The Group's liability as seller of the put was recognized as other debt in the amount of €5,336,615, based on the pricing clause applicable in 2007, and non-controlling interests in Elexia at December 31, 2007 in the amount of €3,772,106 were cancelled from equity. The difference between these two amounts (€1,564,509) was recognized as an adjustment to goodwill.

        At December 31, 2008, the Group's liability as seller of the put was recognized as other debt in the amount of €6,030,000, based on the pricing clause applicable in 2008, and non-controlling interests in Elexia at December 31, 2008 in the amount of €4,076,000 were cancelled from equity. The difference between these two amounts (€1,954,000) was recognized as an adjustment to goodwill.

        At December 31, 2009, the Group's liability as seller of the put was recognized as other debt in the amount of €6,492,580, based on the pricing clause applicable in 2009, and a related prepayment of €1,300,000 was recorded. Non-controlling interests in Elexia at December 31, 2009 in the amount of €4,079,000 were cancelled from equity. The €2,513,580 difference between the amount recognized under other debt and the amount cancelled from equity was recognized as an adjustment to goodwill.

15.2 Put option granted to the minority shareholder of Provalliance Poland

        On July 4, 2008, the Group granted a put option to the minority shareholder of Provalliance Poland on its 28% interest.

        The Group's liability as seller of the put was recognized as other debt in the amount of €250,000, and non-controlling interests in Provalliance Poland at December 31, 2009 in the amount of €190,852 were cancelled from equity. The difference between these two amounts (€59,148) was recognized as an adjustment to goodwill.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

15. PUT OPTIONS (Continued)

15.3 Put option granted to the minority shareholder of Alliance Prov

        On May 23, 2008, the Group granted a put option to the minority shareholder of Alliance Prov on its 27.5% interest.

        The option exercise price was set at €0.

        Non-controlling interests in Alliance Prov's negative net worth at December 31, 2009 in the amount of €234,000 were cancelled from equity. The difference between these two amounts (€234,000) was recognized as an adjustment to goodwill.

*                    *                    *

*

16. PROVISIONS FOR LIABILITIES AND CHARGES

	Carrying amount at Jan. 1, 2009	Impact of business combinations	Additions	Settled employee benefits reclassified to equity	Reversals (utilized provisions)	Reversals (surplus provisions)	Carrying amount at Dec. 31, 2009
Provisions for taxes	598,452		307,270			(55,211)	850,511
Provisions for claims and litigation(1)	544,700		98,818			(280,495)	363,023
Provisions for other liabilities and charges	2,936,505		1,283,609	(1,706,667)		(1,854,441)	659,006
Provisions for statutory retirement bonuses	1,454,565		419,830			(369,364)	1,505,031

TOTAL	5,534,222		2,109,527	(1,706,667)		(2,559,511)	3,377,571

(1)
Provisions for claims and litigation primarily concern industrial tribunal disputes which represent non-material amounts when taken individually.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

17. TRADE AND OTHER PAYABLES

	At Dec. 31, 2009	At Dec. 31, 2008	Year-on-year change
Miscellaneous trade payables	20,388,185	21,682,229	(1,294,044)
Due to suppliers of non-current assets	245,158	383,192	(138,034)

Total trade payables	20,633,343	22,065,421	(1,432,078)
Customer prepayments	35,957	31,528	4,429
Accrued taxes and payroll costs	28,093,495	27,515,401	578,094
Miscellaneous other payables	2,568,288	6,160,005	(3,591,717)
Deferred income

Total other payables	30,697,740	33,706,934	(3,009,194)

TOTAL TRADE AND OTHER PAYABLES	51,331,083	55,772,355	(4,441,272)

18. REVENUE

        In 2009 and 2008 the Group's revenue broke down as follows by business segment:

(in € thousands)	2009	2008	Year-on-year change (amount)	Year-on-year change (%)
Salons	151,784	134,260	17,524	13.1%
Franchises	47,615	51,538	(3,923)	(7.6)%
Licenses	3,582	3,386	196	5.8%

Total revenue	202,981	189,184	13,797	7.3%

        Revenue broke down as follows by geographical segment:

(in € thousands)	2009	2008	Year-on-year change (amount)	Year-on-year change (%)
France	171,493	163,762	7,731	4.7%
Spain	9,870	7,804	2,066	26.5%
Portugal	4,564	3,761	803	21.4%
Poland	5,661	2,537	3,124	123.1%
Luxembourg	10,841	10,786	55	0.5%
Switzerland	552	534	18	3.4%

Total revenue	202,981	189,184	13,797	7.3%

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

18. REVENUE (Continued)

        The total number of Group salons can be analyzed as follows by brand:

	2009	2008	Year-on-year change (number)	Year-on-year change (%)
Directly-owned salons	388	343	45	13.1%
Franck Provost	163	152	11	7.2%
Fabio Salsa	65	65
Jean-Louis David	61	47	14	29.8%
Saint-Karl	20	34	(14)	(41.2)%
Interview	30	21	9	42.9%
Saint-Algue	11	11
Coiff & Co	8	5	3	60.0%
Lovely look	17		17
Other	13	8	5	62.5%
Franchised salons	2,071	2,104	(33)	(1.6)%
Franck Provost	422	391	31	7.9%
Fabio Salsa	97	79	18	22.8%
Jean-Louis David	786	825	(39)	(4.7)%
Saint-Karl	83	93	(10)	(10.8)%
Interview	12	7	5	71.4%
Saint-Algue	256	281	(25)	(8.9)%
Coiff & Co	176	152	24	15.8%
Lovely look
Other	239	276	(37)	(13.4)%
Total directly-owned and franchised salons	2,459	2,447	12	0.5%
Franck Provost	585	543	42	7.7%
Fabio Salsa	162	144	18	12.5%
Jean-Louis David	847	872	(25)	(2.9)%
Saint-Karl	103	127	(24)	(18.9)%
Interview	42	28	14	50.0%
Saint-Algue	267	292	(25)	(8.6)%
Coiff & Co	184	157	27	17.2%
Lovely look	17		17
Other	252	284	(32)	(11.3)%

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

19. PAYROLL COSTS

	2009	2008	Year-on-year change
Wages and salaries	70,639,889	64,751,229	5,888,660
Provision for statutory retirement bonuses	62,373	58,700	3,673
Grants for apprenticeship contracts	(249,833)	(134,070)	(115,763)
Payroll taxes	22,076,542	21,638,070	438,472
Fringe benefits	(54,336)	(71,187)	16,851

TOTAL	92,474,635	86,242,742	6,231,893

20. EXTERNAL CHARGES

	2009	2008	Year-on-year change
Water and electricity	3,660,964	2,567,002	1,093,962
Rental expense	23,472,855	18,342,525	5,130,330
Maintenance	4,381,740	4,190,340	191,400
Professional fees	4,150,700	4,017,553	133,147
Advertising, publications, public relations	8,802,316	9,889,923	(1,087,607)
Banking services	1,609,991	1,495,175	114,816
Other external charges	8,590,542	13,872,548	(5,282,006)

TOTAL	54,669,108	54,375,066	294,042

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

21. OTHER INCOME STATEMENT ITEMS BY NATURE

	2009	2008	Year-on-year change
"Other operating income" includes:	1,688,854	1,554,935	133,919

Proceeds from disposals of property, plant and equipment and intangible assets	1,688,854	1,554,935	133,919
"Other operating expenses" includes:	(2,413,974)	(2,629,679)	215,705

Carrying amounts of property, plant and equipment and intangible assets	(2,413,974)	(2,629,679)	215,705
"Finance costs—net" includes:
• Income from cash and cash equivalents	592,739	1,705,093	(1,112,354)

Interest income generated on cash and cash equivalents	466,941	1,072,355	(605,414)
Other interest income	51,265	579,334	(528,069)
Reversals of provisions against financial assets	4,000	45,761	(41,761)
Net gains on disposals of cash equivalents	9,701	4,366	5,335
Net gains on interest rate and currency hedges of cash and cash equivalents	60,832	3,277	57,555
• Finance costs—gross	(4,818,087)	(4,426,821)	(391,266)

Interest expense on financing transactions	(4,118,163)	(4,319,342)	201,179
Net losses on interest rate and currency hedges of gross debt	(699,924)	(107,479)	(592,445)

22. TAX CONSOLIDATION AND UNUSED TAX LOSSES

        Group companies file consolidated tax returns whenever permitted by the applicable regulations. At December 31, 2009 tax groups had been set up headed by the following companies:

  •
  Provalliance,

  •
  Sorefico Coiffure,

  •
  Compagnie Générale de Partenariat, and

  •
  Elexia.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

22. TAX CONSOLIDATION AND UNUSED TAX LOSSES (Continued)

        At December 31, 2009 and 2008, no deferred tax assets were recognized for the following main unused tax losses as the Group deemed that their recovery was not probable:

	Dec. 31, 2009	Dec. 31, 2008
—Sorefico Coiffure(1)	5,568,449	11,526,845
—Compagnie Générale de Partenariat	2,769,556	1,797,604

(1)
The total tax losses for the tax group headed by Sorefico Coiffure came to €10,278,029 at December 31, 2009. At that date the Group considered that the utilization of €5,568,449 of these losses was probable.

        A tax benefit of €1,856,150 was therefore recorded in 2009.

23. NET CASH AND CASH EQUIVALENTS

	2009	2008	Year-on-year change
Marketable securities	1,831,386	2,316,560	(485,174)
Cash	15,104,631	19,446,769	(4,342,138)
Bank overdrafts	(2,738,894)	(8,264,984)	5,526,090

TOTAL NET CASH AND CASH EQUIVALENTS	14,197,123	13,498,345	698,778

24. IMPACT OF BUSINESS COMBINATIONS

	Acquisitions	Cash and cash equivalents acquired	Disposals	Cash and cash equivalents transferred	Net impact
SA BOULOGNE shares	(9,750)	(3,557)			(13,307)
HAIR TIFS shares	(451,130)	(29,735)			(480,865)
SARL HECH—SERGIO BOSSI shares	(332,402)	(17,494)			(349,896)
GUERIN COIFFURE (MANIATIS) shares	(4,505,000)	3,212,221			(1,292,779)
MARBEUF COIFFURE (MANIATIS) shares	(1,005,000)	580,859			(424,141)
FORUM COIFFURE (MANIATIS) shares	(497,500)	364,893			(132,607)
JMS SERVICES (MANIATIS) shares	(7,500)	118,011			110,511

TOTAL	(6,808,282)	4,225,198			(2,583,084)

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

25. OFF-BALANCE SHEET COMMITMENTS

	Off-balance sheet commitments at Dec. 31, 2009	Off-balance sheet commitments at Dec. 31, 2008	Purpose	Bank/Beneficiary
Promissory note—Franck Provost Coiffure joint and several guarantee		850,000		BECM
Promissory note—Franck Provost Coiffure joint and several guarantee		700,000		BRED
Promissory note—Franck Provost Coiffure joint and several guarantee		700,000		CDN
Promissory note—Franck Provost Coiffure joint and several guarantee	1,700,000			BNP
Promissory note—Franck Provost Coiffure joint and several guarantee	300,000			SG
Promissory note—Provalliance joint and several guarantee	600,000			BRED
Promissory note—Sorefico Coiffure joint and several guarantee	600,000			BECM
Loan—Provalliance joint and several guarantee	2,832,143	2,984,043		CA
Loan—Provalliance joint and several guarantee	55,326	67,960		BNP
Loan—Franck Provost Coiffure joint and several guarantee	436,704	593,208	Restructuring the Group's cash position	BNP
Loan—Franck Provost Coiffure joint and several guarantee	4,275,510	592,822	Restructuring the Group's cash position	CA
Loan—Franck Provost Coiffure joint and several guarantee	781,001	411,979	Purchase of a business base	BECM
Loan—Franck Provost Coiffure joint and several guarantee	32,102	213,691		BICS
Loan—Franck Provost Coiffure joint and several guarantee	36,753	74,957		HSBC
Loan—Franck Provost Coiffure joint and several guarantee		143,390		NUGGER
Loan—Franck Provost Coiffure joint and several guarantee	1,965,116			BRED
Loan—Franck Provost Coiffure joint and several guarantee	466,667			CDN
Loan—Fabio Salsa joint and several guarantee	351,235	209,809		BNP
Loan—Fabio Salsa joint and several guarantee	24,259			SG

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

25. OFF-BALANCE SHEET COMMITMENTS (Continued)

	Off-balance sheet commitments at Dec. 31, 2009	Off-balance sheet commitments at Dec. 31, 2008	Purpose	Bank/Beneficiary
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	633,266	737,863		BECM
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	166,956	223,397		BICS
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	1,999,087	2,121,713		BNP
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	190,559	244,050		BRED
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	780,829	5,529,315		CA
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	279,984	184,524		CDN
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	428,845	601,842		CIC
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	246,185	362,829		HSBC
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	477,062	666,190		NUGGER
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	205,946	247,702		OSEO
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	933,617	1,114,848		SG
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	53,512	111,784		BDPME
Loan—Franck Provost Coiffure joint and several guarantee and pledge of a business base	31,215			CCSO
Loan—Provalliance joint and several guarantee and pledge of a business base	957,189	874,969		BNP
Loan—Provalliance joint and several guarantee and pledge of a business base		5,737,317		SG

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

25. OFF-BALANCE SHEET COMMITMENTS (Continued)

	Off-balance sheet commitments at Dec. 31, 2009	Off-balance sheet commitments at Dec. 31, 2008	Purpose	Bank/Beneficiary
Loan—Provalliance joint and several guarantee and pledge of a business base	134,921			CA
Loan—Provalliance joint and several guarantee and pledge of a business base	5,210,000			BECM
Loan—Elexia joint and several guarantee and pledge of a business base	165,500	227,500		BECM
Loan—Elexia joint and several guarantee and pledge of a business base	27,292	126,757		SG
Loan—pledge of shares	28,199,628	19,322,960		Miscellaneous banks
Loan—pledge of equity interests and business bases	18,688,293	10,660,794	Guarantees for the repayment of borrowings	Miscellaneous banks
Real estate leases (see Note 26)	72,469,601	71,466,962	Lease agreements	Multiple lessors
Interest rate swap (see Note 27)	NM	NM	Interest rate swap agreements	BRED and BECM
Deposits for rental payments, charges and incidental expenses(1)	NM	NM	Guarantees for rental payments and incidental expenses	Multiple lessors
Accrued interest	7,116,697	9,062,898		All banks
Two call options on two groups (33 salons in total)	NM	NM

TOTAL	153,853,000	137,168,073

(1)
Deposits for rental payments, charges and incidental expenses relate to the following salons that do not form part of the consolidated Group: Hair Rivoli, Hair Brie, Hair Clichy, CSC Meaux, Hair St-Jean, Sarl Kanaan, Eurl Pecher, Salsa La Guenne, Vigneau Coiffure, Bagboy and Sechao Beauté.

26. SCHEDULE OF FUTURE LEASE PAYMENTS

	Total amount due	Due within 1 year	Due in 1 to 5 years	Due beyond 5 years
Real estate lease payments	72,469,601	15,871,044	37,442,359	19,156,198

TOTAL	72,469,601	15,871,044	37,442,359	19,156,198

        The Group's real-estate lease payments relate to renewable commercial lease agreements with variable rents based on revenue and an indexation clause.

PROVALLIANCE SAS

CONSOLIDATED FINANCIAL STATEMETS

DECEMBER 31, 2009 AND 2008

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(INFORMATION AS OF DECEMBER 31, 2009 AND FOR THE YEAR THEN ENDED NOT
COVERED BY AUDITORS' REPORT INCLUDED HEREIN)

27. NUMBER OF EMPLOYEES

	Number of employees at Dec. 31, 2009	Number of employees at Dec. 31, 2008	Year-on-year change
Managerial	257	242	15
Non-managerial	3,107	2,980	127
Apprentices	235	248	(13)

TOTAL	3,599	3,470	129