Form 10-K/A
period 2010-06-30
REGIS CORP
filed 2010-10-29
CIK 716643

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

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders that was held on October 28, 2010 (the "2010 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2010) are incorporated by reference into Part III.

Explanatory Note

        We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to Regis Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 2010, as filed with the Securities and Exchange Commission on August 27, 2010 (the "Original Filing"), for the purpose of providing a consent from PricewaterhouseCoopers Audit relating to the consolidated financial statements of Provalliance SAS at December 31, 2008 and for the year then ended, which were included within the Company's Original Filing. This Amendment No. 1 also contains updates to the certifications of our Chairman of the Board of Directors, President and Chief Executive Officer and our Senior Executive Vice President, Chief Financial and Administrative Officer, all of which were included within the Company's Original Filing.

        Except as described above, no other changes have been made to the Original Filing, and this Amendment does not otherwise amend, update or change the financial statements or disclosures in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing.

 PART IV

Item 15.    Exhibits

Exhibits:

        The exhibits listed in the accompanying index are filed as part of this report.

Exhibit Number/Description

23.1	Consent of PricewaterhouseCoopers Audit.
31.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Chairman of the Board of Directors, President and Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION
By	/s/ PAUL D. FINKELSTEIN Paul D. Finkelstein, Chairman of the Board of Directors, President and Chief Executive Officer
DATE: October 29, 2010

QuickLinks

PART IV
  Item 15. Exhibits
SIGNATURES