Form 10-Q
period 2010-09-30
REGIS CORP
filed 2010-11-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of November 2, 2010:

Common Stock, $.05 par value	57,593,802
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As Of September 30, 2010 and June 30, 2010
(In thousands, except share data)

	September 30, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$194,835	$151,871
Receivables, net	24,894	24,312
Inventories	161,709	153,380
Deferred income taxes	16,897	16,892
Income tax receivable	17,834	46,207
Other current assets	34,581	36,203
Total current assets	450,750	428,865

Property and equipment, net	355,887	359,250
Goodwill	740,965	736,989
Other intangibles, net	116,308	118,070
Investment in and loans to affiliates	205,368	195,786
Other assets	84,152	80,612

Total assets	$1,953,430	$1,919,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$58,422	$51,629
Accounts payable	62,097	57,683
Accrued expenses	149,915	160,797
Total current liabilities	270,434	270,109

Long-term debt and capital lease obligations	381,247	388,400
Other noncurrent liabilities	255,223	247,770
Total liabilities	906,904	906,279
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,553,569 and 57,561,180 common shares at September 30, 2010 and June 30, 2010, respectively	2,878	2,878
Additional paid-in capital	334,850	332,372
Accumulated other comprehensive income	61,764	47,032
Retained earnings	647,034	631,011

Total shareholders’ equity	1,046,526	1,013,293

Total liabilities and shareholders’ equity	$1,953,430	$1,919,572

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended September 30, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Service	$439,529	$449,278
Product	128,605	146,153
Royalties and fees	10,111	10,119
	578,245	605,550
Operating expenses:
Cost of service	249,501	255,969
Cost of product	61,075	79,495
Site operating expenses	49,009	52,676
General and administrative	74,074	72,560
Rent	85,108	85,825
Depreciation and amortization	26,044	27,191
Lease termination costs	—	3,577
Total operating expenses	544,811	577,293

Operating income	33,434	28,257

Other income (expense):
Interest expense	(8,923)	(27,316)
Interest income and other, net	777	2,232

Income from continuing operations before income taxes and equity in income of affiliated companies	25,288	3,173

Income taxes	(9,647)	(1,619)
Equity in income of affiliated companies, net of income taxes	2,679	3,057

Income from continuing operations	18,320	4,611

Income from discontinued operations, net of taxes (Note 2)	—	3,161

Net income	$18,320	$7,772

Net income per share:
Basic:
Income from continuing operations	0.32	0.09
Income from discontinued operations	—	0.06
Net income per share, basic (1)	$0.32	$0.14

Diluted:
Income from continuing operations	0.30	0.09
Income from discontinued operations	—	0.06
Net income per share, diluted (1)	$0.30	$0.14

Weighted average common and common equivalent shares outstanding:
Basic	56,629	54,143
Diluted	67,961	54,184

Cash dividends declared per common share	$0.04	$0.04

(1) Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Three Months Ended September 30, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$18,320	$7,772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,612	24,697
Amortization	2,432	2,494
Equity in income of affiliated companies	(2,679)	(2,880)
Deferred income taxes	(6)	(3,018)
Impairment on discontinued operations	—	(154)
Excess tax benefits from stock-based compensation plans	(3)	—
Stock-based compensation	2,369	2,308
Amortization of debt discount and financing costs	1,582	1,948
Other noncash items affecting earnings	815	(1,030)
Changes in operating assets and liabilities (1):
Receivables	(267)	14,931
Inventories	(7,343)	(4,152)
Income tax receivable	28,373	8,737
Other current assets	1,748	2,747
Other assets	(1,643)	(32,065)
Accounts payable	4,163	17,144
Accrued expenses	(11,851)	(2,404)
Other noncurrent liabilities	4,562	1,449
Net cash provided by operating activities	64,184	38,524

Cash flows from investing activities:
Capital expenditures	(16,007)	(12,646)
Proceeds from sale of assets	15	19
Asset acquisitions, net of cash acquired and certain obligations assumed	(3,861)	(543)
Proceeds from loans and investments	15,000	15,177
Disbursements for loans and investments	(15,000)	—
Net cash (used in) provided by investing activities	(19,853)	2,007

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	337,000
Payments on revolving credit facilities	—	(342,000)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount in 2009	—	167,325
Repayments of long-term debt and capital lease obligations	(3,334)	(301,004)
Excess tax benefits from stock-based compensation plans	3	—
Proceeds from issuance of common stock, net of $7.2 million underwriting discount in 2009	59	156,436
Dividends paid	(2,297)	(2,284)
Other	3	(2,880)
Net cash (used in) provided by financing activities	(5,566)	12,593

Effect of exchange rate changes on cash and cash equivalents	4,199	4,967
Increase in cash and cash equivalents	42,964	58,091

Cash and cash equivalents:
Beginning of period	151,871	42,538
End of period	$194,835	$100,629

(1)         Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2010 and for the three months ended September 30, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2010 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2010 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2010 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2010 and for the three month periods ended September 30, 2010 and 2009 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 9, 2010 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation cost for stock-based payment arrangements totaled $2.4 and $2.3 million for the three months ended September 30, 2010 and 2009 respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of September 30, 2010 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2010	980	$29.48
Granted	—	—
Exercised	(4)	15.09
Forfeited or expired	(4)	22.90
Outstanding at September 30, 2010	972	$29.56
Exercisable at September 30, 2010	697	$30.93

Outstanding options of 972,321 at September 30, 2010 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of $0.3 million and a weighted average remaining contractual term of 5.0 years. Exercisable options of 696,971 at September 30, 2010 had an intrinsic value of $0.3 million and a weighted average remaining contractual term of 3.7 years. Of the outstanding and unvested options, 253,408 are expected to vest with a $26.46 per share weighted average grant price, a weighted average remaining contractual life of 8.2 years and a total intrinsic value of less than $0.1 million.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2010	1,146	$24.70	1,110	$26.24
Granted	7	16.77	—	—
Vested/Exercised	3	19.50	—	—
Forfeited or expired	(18)	21.94	(21)	25.58
Balance, September 30, 2010	1,138	$24.68	1,089	$26.25

Outstanding and unvested RSAs of 922,881 at September 30, 2010 had an intrinsic value of $17.7 million and a weighted average remaining contractual term of 2.1 years. Of the outstanding and unvested awards, 874,321 are expected to vest with a total intrinsic value of $16.7 million.

Outstanding and unvested RSUs of 215,000 at September 30, 2010 had an intrinsic value of $4.1 million and a weighted average remaining contractual term of 1.5 years. All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,088,550 at September 30, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.4 years. Exercisable SARs of 459,120 at September 30, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.2 years. Of the outstanding and unvested rights, 606,186 are expected to vest with a $22.12 per share weighted average grant price, a weighted average remaining contractual life of 8.2 years and a total intrinsic value of zero.

During the three months ended September 30, 2010 and 2009 total cash received from the exercise of share-based instruments was less than $0.1 million and zero, respectively.

As of September 30, 2010, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $25.7 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.3 years as of September 30, 2010.

The total intrinsic value of all stock-based compensation that was exercised during the three months ended September 30, 2010 and 2009 was less than $0.1 million and zero, respectively.

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

In the situations where a reporting unit’s carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

As a result of the Company’s annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept. The estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Regis and Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis and Promenade may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis salon concept and Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2010, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2010.

A summary of the Company’s goodwill balance as of September 30, 2010 by reporting unit is as follows:

Reporting Unit	As of September 30, 2010
(Dollars in thousands)
Regis	$103,784
MasterCuts	4,652
SmartStyle	48,477
Supercuts	121,702
Promenade	311,978
Total North America Salons	590,593
Hair Restoration Centers	150,372
Total	$740,965

Recent Accounting Standards Adopted by the Company:

Disclosures about Fair Value of Financial Instruments

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

Multiple-Deliverable Revenue Arrangements

In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. The guidance removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables’ relative selling price. The adoption of the new guidance on July 1, 2010, for multiple-deliverable revenue arrangements, did not have a material effect on the Company’s financial position, results of operations, and cash flows.

Amendments to Accounting for Variable Interest Entities

In June 2009, the FASB issued guidance on the accounting for variable interest entities (VIE). The guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an entity is a primary beneficiary of a VIE. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of the new guidance on July 1, 2010, for variable interest entities, did not have a material effect on the Company’s financial position, results of operations, and cash flows.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance to amend the disclosure requirements related to the credit quality of financing receivables and the allowance for credit losses. The guidance requires disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance amends existing disclosures to require an entity to provide the following disclosures on a disaggregated basis: rollforward schedule of the allowance for credit losses from the beginning to the end of the reporting period on a portfolio segment basis, the related recorded investment in financing receivables for each disaggregated ending balance, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables. Additionally, the guidance requires, among other things, new disclosures on the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, and the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses. The new and amended disclosures presented as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company will adopt the enhanced disclosure requirements in the quarter ending December 31, 2010.

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

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized zero and $20.0 million of product revenues on the supply of product sold to the purchaser of Trade Secret during the three months ended September 30, 2010 and 2009, respectively, and zero and $1.9 million of other income related to the administrative services during the three months ended September 30, 2010 and 2009, respectively. The agreement was substantially complete as of September 30, 2009.

Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.7 million of other income related to warehouse services during the three months ended September 30, 2010.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	September 30, 2010	June 30, 2010
		(Dollars in thousands)
Carrying Value:
Warehouse services	Receivables, net	$347	$359
Note receivable, current	Other current assets	4,026	2,838
Note receivable, current valuation allowance	Other current assets	(1,299)	(611)
Note receivable, long-term	Other assets	28,500	29,000
Total note receivable, net		$31,574	$31,586

During fiscal year 2010, the Company entered into a formal note receivable agreement with the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy. In connection with the bankruptcy by the purchaser of Trade Secret, the note receivable agreement was amended in October 2010. The note receivable agreement accrues interest at 8.0 percent which is payable quarterly beginning in December 2010.  Principal payments of $0.5 million are due quarterly beginning in December 2011 with the remainder of the principal due in September 2015. Collateral for the receivables under the agreement is assets, including property and equipment, inventory, promissory notes and cash, of the purchaser of Trade Secret that the Company believes fully collateralizes the $31.6 million net receivable. Should the collateral decline there is a risk the Company may need to record reserves in future quarters.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that it is not the primary beneficiary of Trade Secret based on its exposure to the expected losses of Trade Secret and as it is not the variable interest holder that is most closely associated with the relationship and the significance of the activities of Trade Secret. The exposure to loss related to the Company’s involvement with Trade Secret is the carrying value of the amount due from the purchaser of Trade Secret and the guarantee of less than 30 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be remote.

The income from discontinued operations is summarized below:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Income from discontinued operations, before income taxes	$—	$154
Income tax benefit on discontinued operations	—	3,007
Income from discontinued operations, net of income taxes	$—	$3,161

During the first quarter of fiscal year 2010, the Company recorded a $3.0 million tax benefit in discontinued operations to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret salon concept. The Company does not believe the adjustment is material to its results of operations for the three months ended September 30, 2009 or its financial position or results of operations of any prior periods.

3.                                      SHAREHOLDERS’ EQUITY:

Net Income Per Share:

The Company’s basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company’s dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2010	2009
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,629	54,143
Effect of dilutive securities:
Dilutive effect of stock-based compensation	174	41
Dilutive effect of convertible debt	11,158	—
Weighted average shares for diluted earnings per share	67,961	54,184

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Three Months Ended September 30,
	2010	2009
	(Shares in thousands)
Basic earnings per share:
RSAs (1)	923	817
RSUs (1)	215	215
	1,138	1,032

Diluted earnings per share:
Stock options (2)	900	1,324
SARs (2)	1,089	1,109
RSAs (2)	430	817
Shares issuable upon conversion of debt (3)	—	9,460
	2,419	12,710

(1)            Awards were not vested

(2)            Awards were anti-dilutive

(3)            Awards were anti-dilutive for the three months ended September 30, 2009.

The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net income from continuing operations available to common shareholders	$18,320	$4,611
Effect of dilutive securities:
Interest on convertible debt, net of taxes	2,013	—
Net income from continuing operations for diluted earnings per share	$20,333	$4,611

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2010 was due to the following:

(Dollars in thousands)
Balance, June 30, 2010	$332,372
Stock-based compensation	2,369
Exercise of stock options	59
Franchise stock incentive plan	48
Other	2
Balance, September 30, 2010	$334,850

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three months ended September 30, 2010 and 2009 was as follows:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Net income	$18,320	$7,772
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(64)	2,101
Cumulative foreign currency translation	14,796	13,286

Total comprehensive income	$33,052	$23,159

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2010 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Preferred shares	$3,732	$—	$—	$3,732

LIABILITIES
Current liabilities
Derivative instruments	$48	$—	$48	$—

Non-current liabilities
Derivative instruments	$874	$—	$874	$—
Equity put option	24,523	—	—	24,523

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$274	$—	$274	$—
Preferred shares	3,502	—	—	3,502

LIABILITIES
Current liabilities
Derivative instruments	$401	$—	$401	$—

Non-current liabilities
Derivative instruments	$1,039	$—	$1,039	$—
Equity put option	22,009	—	—	22,009

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months ended September 30, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009	$25,511
Total realized and unrealized gains including translation:
Included in other comprehensive income	230	2,514	2,744
Balance at September 30, 2010	$3,732	$24,523	$28,255

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2009	$24,161	$24,161
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	1,029	1,029
Balance at September 30, 2009	$25,190	$25,190

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

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. See further discussion within Note 6 to the Condensed Consolidated Financial Statements. The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.

Preferred Shares. The Company has preferred shares in Yamano Holding Corporation. See further discussion within Note 6 to the Condensed Consolidated Financial Statements. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Condensed Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. As of September 30, 2010, the subscription value of the preferred shares of 311,131,284 Yen ($3.7 million) represents the fair value of the preferred shares.

Financial Instruments. In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of September 30, 2010. At September 30, 2010, the estimated fair values and carrying amounts of debt were $464.7 and $439.7 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We measure certain assets, including the Company’s equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

There were no assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2010 and 2009.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of September 30, 2010 and June 30, 2010:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Gross goodwill at June 30, 2010	$700,012	$41,661	$150,380	$892,053
Accumulated impairment losses (1)	(113,403)	(41,661)	—	(155,064)
Net goodwill at June 30, 2010	586,609	—	150,380	736,989
Goodwill acquired (2)	2,299	—	—	2,299
Translation rate adjustments	1,685	—	(8)	1,677
Gross goodwill at September 30, 2010	703,996	41,661	150,372	896,029
Accumulated impairment losses (1)	(113,403)	(41,661)	—	(155,064)
Net goodwill at September 30, 2010	$590,593	$—	$150,372	$740,965

(1)          As a result of the Company’s annual impairment testing of goodwill during the three months ended March 31, 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

(2)          See Note 6 to the Condensed Consolidated Financial Statements.

The table below presents other intangible assets as of September 30, 2010 and June 30, 2010:

	September 30, 2010			June 30, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,885	$(12,649)	$67,236	$79,596	$(12,139)	$67,457
Customer lists	52,045	(30,014)	22,031	52,045	(28,652)	23,393
Franchise agreements	21,465	(7,897)	13,568	21,245	(7,543)	13,702
Lease intangibles	14,843	(4,577)	10,266	14,674	(4,360)	10,314
Non-compete agreements	330	(167)	163	320	(146)	174
Other	5,174	(2,130)	3,044	6,755	(3,725)	3,030
	$173,742	$(57,434)	$116,308	$174,635	$(56,565)	$118,070

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

	Weighted Average
	Amortization Period
	(In years)
	September 30, 2010	June 30, 2010
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	5
Other	22	18
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.4 and $2.5 million during the three months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2011 (Remainder: nine-month period)	$7,278
2012	9,458
2013	9,148
2014	8,946
2015	5,922

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the three months ended September 30, 2010 and 2009, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2010 and 2009 and the allocation of the purchase prices were as follows:

	For the Three Months Ended September 30,
Allocation of Purchase Prices	2010	2009
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$3,861	$543
	$3,861	$543
Allocation of the purchase price:
Current assets	$347	$63
Property and equipment	1,231	322
Goodwill	2,299	123
Identifiable intangible assets	285	81
Accounts payable and accrued expenses	(301)	(46)
	$3,861	$543

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

During the three months ended September 30, 2009, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of September 30, 2010 and June 30, 2010:

	September 30, 2010	June 30, 2010
	(Dollars in thousands)
Empire Education Group, Inc.	$104,078	$102,882
Provalliance	84,273	75,481
MY Style	11,770	12,116
Hair Club for Men, Ltd.	5,247	5,307
	$205,368	$195,786

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. EEG operates 100 accredited cosmetology schools.

At September 30, 2010 and 2009, the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of September 30, 2010 and 2009. During each of the three months ended September 30, 2010 and 2009, the Company recorded $0.2 million of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the three months ended September 30, 2010 and 2009, the Company recorded $1.2 and $1.6 million of equity earnings related to its investment in EEG.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of September 30, 2010.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations. There was no change in the fair value of the Equity put during the three months ended September 30, 2010 and 2009. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $2.5 million and $1.0 million increase in the Equity Put related to foreign currency translation during the three months ended September 30, 2010 and 2009, respectively, see further discussion within Note 4 to the Condensed Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

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

Regis determined that the Franck Provost Group has met the power criterion due to the Franck Provost Group having the authority to direct the activities that most significantly impact Provalliance’s economic performance. The Company concluded based on the considerations above that the primary beneficiary of Provalliance is the Franck Provost Group. The Company has accounted for its interest in Provalliance as an equity method investment. The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put that is unable to be quantified as of this date.

		As of and for the Three Months Ended September 30,
	Classification	2010	2009
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliates companies, net of income taxes	$1,379	$1,224

Carrying Value:
Investment in Provalliance	Investment in and loans to affiliates	$84,273	$86,883
Equity Put Option	Other noncurrent liabilities	24,523	25,190

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

As of September 30, 2010, the principal amount outstanding under the Exchangeable Note is $2.4 million (200,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the three months ended September 30, 2010 and 2009.

MY Style Note.  As of September 30, 2010, the principal amount outstanding under the MY Style Note is $1.9 million (156,492,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the three months ended September 30, 2010 and 2009.

As of September 30, 2010, $1.8 and $11.8 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the premium paid and the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction (loss) gain recorded through other income was $(0.6) and $0.2 million during the three months ended September 30, 2010 and 2009, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended September 30, 2010 and 2009 the Company recorded income of $0.1 and $0.2 million, respectively, and received cash dividends of $0.2 million in each of the respective periods. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

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

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of September 30, 2010, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates during fiscal year 2012.

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

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company’s primary forward foreign currency contracts hedge approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company’s forward foreign currency contracts hedge transactions through fiscal year 2011.

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

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of September 30, 2010 and June 30, 2010:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	September 30, 2010	June 30, 2010	Classification	September 30, 2010	June 30, 2010
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(874)	$(1,039)
Forward foreign currency contracts	Other current assets	$—	$274	Other current liabilities	$(33)	$—

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$—	Other current liabilities	$(15)	$(401)
Total		$—	$274		$(922)	$(1,440)

The table below sets forth the (gain) or loss on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet for the three months ended September 30, 2010 and 2009. The table also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the three months ended September 30, 2010 and 2009 within the following line items in the Condensed Consolidated Statement of Operations.

	(Gain)/Loss Recognized in Other Comprehensive Income Three Months Ended September 30,		(Gain) / Loss Reclassified from Accumulated OCI into Income Three Months Ended September 30,
Type	2010	2009	Classification	2010	2009
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$(97)	$(2,682)		$—	$—
Forward foreign currency contracts	161	339	Cost of sales	39	(192)
Treasury lock contracts	—	242	Interest expense (income)	—	(388)
Total	$64	$(2,101)		$39	$(580)

As of September 30, 2010 the Company estimates that it will reclassify into earnings during the next twelve months a gain of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (gain) or loss on the Company’s derivative instruments for the three months ended September 30, 2010 and 2009 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on Income at September 30,
Type	Classification	2010	2009
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(386)	$499
		$(386)	$499

8.            LEASE TERMINATION COSTS:

The Company approved plans in June 2009 and July 2008 to close approximately 80 and 160, respectively, underperforming company-owned salons. As lease settlements were negotiated, the Company found that some lessors were willing to negotiate rent reductions which allowed the Company to keep operating certain salons.  As a result, the number of salons closed was less than the amount of salons per the approved plans. For salons that did not receive rent reductions, the Company ceased using the right to use the leased property or negotiated a lease termination agreement with the lessors.  Lease termination costs represents either the lease settlement or the net present value of remaining contractual lease payments related to closed salons, reduced by estimated sublease rentals.  Lease termination costs from continuing operations are presented as a separate line item in the Condensed Consolidated Statement of Operations.  The plans are substantially complete.

The activity reflected in the accrual for lease termination costs is as follows:

	For the Three Months Ended September 30,
Accrual for Lease Terminations	2010	2009
	(Dollars in thousands)
Balance at July 1,	$1,386	$2,760
Provision for lease termination costs:
Provisions associated with salon closings	—	3,577
Change in assumptions about lease terminations and sublease income	—	—
Cash payments	(824)	(1,051)
Balance at September 30,	$562	$5,286

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

During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. As of September 30, 2010 there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

10.                               FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s debt for the three months ending September 30, 2010 and 2009:

	For the Three Months Ended September 30,
Total Debt	2010	2009
	(Dollars in Thousands)
Balance at June 30,	$440,029	$634,307
Net payments on revolving credit facilities	—	(5,000)
Issuance of convertible debt	—	172,500
Repayment of long-term debt and capital lease obligations	(3,334)	(301,004)
Debt discount	—	(24,696)
Amortized debt discount	1,086	868
Debt associated with capital lease obligations	1,888	1,736
Balance at September 30,	$439,669	$478,711

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

The following table provides equity and debt information for the convertible senior notes:

	For the Three Months Ended September 30,
Convertible Senior Notes Due 2014	2010	2009
	(Dollars in Thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(19,653)	(23,828)
Net carrying amount of convertible debt	$152,847	$148,672

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Three Months Ended September 30,
Convertible Senior Notes Due 2014	2010	2009
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$2,156	$1,797
Interest cost related to amortization of the discount	1,086	868
Total interest cost	$3,242	$2,665

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

11.                               INCOME TAXES:

The determination of the annual effective income tax rate is based upon a number of significant estimates and judgments, including the estimated annual pretax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year.  In addition, as a global enterprise, the Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, mix of income or loss by jurisdiction as well as other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

During the three months ended September 30, 2010 and 2009, the Company’s continuing operations recognized tax expense of $9.6 million and $1.6 million, respectively, with corresponding effective tax rates of 38.1 and 51.0 percent. The effective income tax rate for the three months ended September 30, 2010 decreased primarily due to the comparable prior period including an adjustment to correct deferred income tax balances.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for uncertain tax positions during the three months ended September 30, 2010.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain unrecognized tax positions will increase or decrease during the next 12 months; however, the Company does not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

12.                               SEGMENT INFORMATION:

As of September 30, 2010, the Company owned, franchised, or held ownership interests in approximately 12,750 worldwide locations. The Company’s locations consisted of 9,527 North American salons (located in the United States, Canada and Puerto Rico), 401 international salons, 95 hair restoration centers and approximately 2,735 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	September 30, 2010	June 30, 2010
	(Dollars in thousands)
North American salons	$994,707	$992,410
International salons	83,958	74,633
Hair restoration centers	285,834	284,615
Unallocated corporate	588,931	567,914
Consolidated	$1,953,430	$1,919,572

	For the Three Months Ended September 30, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$397,321	$25,363	$16,845	$—	$439,529
Product	100,120	9,695	18,790	—	128,605
Royalties and fees	9,492	—	619	—	10,111
	506,933	35,058	36,254	—	578,245
Operating expenses:
Cost of service	227,297	12,728	9,476	—	249,501
Cost of product	49,733	5,245	6,097	—	61,075
Site operating expenses	46,329	2,190	490	—	49,009
General and administrative	29,878	2,952	8,579	32,665	74,074
Rent	73,618	8,670	2,264	556	85,108
Depreciation and amortization	17,232	1,087	3,143	4,582	26,044
Total operating expenses	444,087	32,872	30,049	37,803	544,811

Operating income (loss)	62,846	2,186	6,205	(37,803)	33,434

Other income (expense):
Interest expense	—	—	—	(8,923)	(8,923)
Interest income and other, net	—	—	—	777	777
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$62,846	$2,186	$6,205	$(45,949)	$25,288

	For the Three Months Ended September 30, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$405,141	$28,193	$15,944	$—	$449,278
Product	117,150	10,606	18,397	—	146,153
Royalties and fees	9,487	—	632	—	10,119
	531,778	38,799	34,973	—	605,550
Operating expenses:
Cost of service	232,452	14,557	8,960	—	255,969
Cost of product	68,632	5,409	5,454	—	79,495
Site operating expenses	48,750	2,671	1,255	—	52,676
General and administrative	27,787	2,835	8,421	33,517	72,560
Rent	73,593	9,404	2,282	546	85,825
Depreciation and amortization	17,920	1,500	3,014	4,757	27,191
Lease termination costs	25	3,552	—	—	3,577
Total operating expenses	469,159	39,928	29,386	38,820	577,293

Operating income (loss)	62,619	(1,129)	5,587	(38,820)	28,257

Other income (expense):
Interest expense	—	—	—	(27,316)	(27,316)
Interest income and other, net	—	—	—	2,232	2,232
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$62,619	$(1,129)	$5,587	$(63,904)	$3,173

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2010 and the related condensed consolidated statements of operations for the three month periods ended September 30, 2010 and 2009 and of cash flows for the three month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2010, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 27, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2010, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of September 30, 2010, we owned, franchised or held ownership interests in approximately 12,750 worldwide locations. Our locations consisted of 9,928 system wide North American and international salons, 95 hair restoration centers and approximately 2,735 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,527 salons, including 2,017 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 401 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 95 North American locations, including 33 franchise locations. As of September 30, 2010, we had approximately 56,000 corporate employees worldwide.

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

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of September 30, 2010.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of September 30, 2010, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 100 accredited cosmetology schools with annual revenues of approximately $175.0 million.

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

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2010.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2011, our outlook for constructed salons is approximately 160 units. In fiscal year 2011, capital expenditures and acquisitions are expected to be approximately $95.0 and $25.0 million, respectively.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to September 30, 2010, we acquired 8,049 salons, net of franchise buybacks. Once the economy normalizes, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Condensed Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2010 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2010 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2010.

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

In the situations where a reporting unit’s carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

As a result of the Company’s annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept. The estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Regis and Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis and Promenade may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis salon concept and Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2010, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2010.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010

•                  Revenues decreased 4.5 percent to $578.2 million and consolidated same-store sales decreased 1.5 percent. The Company continued to experience a decline in customer visitation as a result of the current global economic environment and reduced mall traffic, partially offset by an increase in average ticket price.

•                  We acquired 26 corporate salon locations, none of which were franchise location buybacks. We built 40 corporate locations and closed, converted or relocated 64 locations. Our franchisees constructed 19 locations and closed, converted or relocated 22 locations. As of September 30, 2010, we had 7,911 company-owned locations, 2,017 franchise locations and 95 hair restoration centers (62 company-owned and 33 franchise locations).

•                  The effective income tax rate for the three months ended September 30, 2010 of 38.1 percent decreased from 51.0 percent primarily due to the comparable prior period including an adjustment to correct deferred income tax balances.

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

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2010	2009
Service	76.0%	74.2%
Product	22.2	24.1
Royalties and fees	1.8	1.7

Operating expenses:
Cost of service (1)	56.8	57.0
Cost of product (2)	47.5	54.4
Site operating expenses	8.5	8.7
General and administrative	12.8	12.0
Rent	14.7	14.2
Depreciation and amortization	4.5	4.5
Lease termination costs	—	0.6

Operating income	5.8	4.7

Income from continuing operations before income taxes and equity in income of affiliated companies	4.4	0.5
Income from continuing operations	3.2	0.8
Income from discontinued operations	—	0.5
Net income (3)	3.2	1.3

(1)                                  Computed as a percent of service revenues and excludes depreciation expense.

(2)                                  Computed as a percent of product revenues and excludes depreciation expense.

(3)                                 Total is a recalculation; line items calculated individually may not sum to total due to rounding.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 4.5 percent to $578.2 million during the three months ended September 30, 2010. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Three Months Ended September 30,
	2010	2009
	(Dollars in thousands)
North American salons:
Regis	$107,504	$110,601
MasterCuts	42,040	41,092
SmartStyle	132,554	131,274
Supercuts	79,323	79,070
Promenade (2)	145,512	169,741
Total North American salons	506,933	531,778
International salons	35,058	38,799
Hair restoration centers	36,254	34,973
Consolidated revenues	$578,245	$605,550
Percent change from prior year	(4.5)%	(1.3)%
Salon same-store sales decrease (1)	(1.5)%	(4.5)%

The percent changes in consolidated revenues during the three months ended September 30, 2010 and 2009, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2010	2009
Acquisitions (previous twelve months)	0.5%	1.4%
Organic (2)	(4.0)	(0.5)
Foreign currency	(0.1)	(1.4)
Closed salons	(0.9)	(0.8)
	(4.5)%	(1.3)%

(1)          Salon same-store sales increases or decreases are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly salon same-store sales are the sum of the same-store sales computed on a daily basis. Salons relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in determining the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

(2)          Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the buyer of Trade Secret and provide certain administrative services for a transition period. For the three months ended September 30, 2010, and 2009, the Company generated revenues of zero and $20.0 million in product revenues, respectively, which represented zero and 3.3 percent of consolidated revenues, respectively. The agreement was substantially complete as of September 30, 2009.

We acquired 46 salons (including 19 franchise salon buybacks) during the twelve months ended September 30, 2010. The organic decrease was primarily due to consolidated same-store sales decrease of 1.5 percent, partially offset by the construction of 122 company-owned salons during the twelve months ended September 30, 2010. We closed 275 salons (including 69 franchise salons) during the twelve months ended September 30, 2010.

During the three months ended September 30, 2010 the foreign currency impact was driven by the strengthening of the United States dollar against the British Pound and Euro, partially offset by the weakening of the United States dollar against the Canadian dollar, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three months ended September 30, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$439,529	$(9,749)	(2.2)%
2009	449,278	(19,757)	(4.2)

The decrease in service revenues during the three months ended September 30, 2010 was due to same-store service sales decreasing 2.4 percent. Same-store service sales decreased due to a decline in same-store customer visits, partially offset by price increases and sales mix as the Company continues to increase hair color and waxing services. The decrease in service revenues was also due to the strengthening of the United States dollar against the Euro and British Pound. Partially offsetting the decrease was growth due to acquisitions during the previous twelve months and the weakening of the United States dollar against the Canadian dollar.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three months ended September 30, 2010 and 2009 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$128,605	$(17,548)	(12.0)%
2009	146,153	11,970	8.9

The decrease in product revenues during the three months ended September 30, 2010 was due to the completion of the agreement as of September 30, 2009 in which we supplied product to the purchaser of Trade Secret. The three months ended September 30, 2009 included $20.0 million of product sales while the three months ended September 30, 2010 had no product sales to the purchaser of Trade Secret. The decrease was partially offset by a same-store product sales increase of 1.7 percent.

The growth in product revenues during the three months ended September 30, 2009 was due to product sales of $20.0 million to the purchaser of Trade Secret, partially offset by same-store product sales decreases of 5.7 percent.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three months ended September 30, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2010	$10,111	$(8)	(0.1)%
2009	10,119	(192)	(1.9)

Total franchise locations open at September 30, 2010 were 2,050, including 33 franchise hair restoration centers, as compared to 2,083, including 33 franchise hair restoration centers, at September 30, 2009. We purchased 19 of our franchise salons and zero franchise hair restoration centers during the twelve months ended September 30, 2010. Offsetting a decrease in royalties and fees due to a reduction in franchise locations as of September 30, 2010 compared to September 30, 2009 was the weakening of the United States dollar against the Canadian dollar.

Total franchise locations open at September 30, 2009 were 2,083, including 33 franchise hair restoration centers, as compared to 2,066, including 33 franchise hair restoration centers, at September 30, 2008. We purchased seven of our franchise salons and zero franchise hair restoration centers during the twelve months ended September 30, 2009.

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three months ended September 30, 2010 and 2009 was as follows:

	Gross	Margin as % of Service and	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$257,558	45.3%	$(2,409)	(0.9)%	160
2009	259,967	43.7	(10,555)	(3.9)	(110)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization).  Service margin for the three months ended September 30, 2010 and 2009 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$190,028	43.2%	$(3,281)	(1.7)%	20
2009	193,309	43.0	(8,649)	(4.3)	(10)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in service margin as a percent of service revenues during the three months ended September 30, 2010 was primarily due to operational payroll control and a reduction in the cost of supplies used in service.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2009 was primarily due to planned increases in salon health insurance costs, partially offset by operational payroll control.

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three months ended September 30, 2010 and 2009 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$67,530	52.5%	$872	1.3%	690
2009	66,658	45.6	(1,906)	(2.8)	(550)

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

	For the Periods Ended September 30,
Breakout of Product Revenue	2010	2009
Product	$128,605	$126,191
Product sold to purchaser of Trade Secret	—	19,962
Total product revenues	$128,605	$146,153

	For the Periods Ended September 30,
Breakout of Cost of Product	2010	2009
Cost of product	$61,075	$59,533
Cost of product sold to purchaser of Trade Secret	—	19,962
Total cost of product	$61,075	$79,495

	For the Periods Ended September 30,
Product Margin as % of Product Revenues	2010	2009
Margin on product other than sold to purchaser of Trade Secret	52.5%	52.8%
Margin on product sold to purchaser of Trade Secret	—	—
Total product margin	52.5%	45.6%

The basis point decrease in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three months ended September 30, 2010 was due to a planned increase in sales of slightly lower profit margin appliances in our international segment, partially offset by the continued reduction in commissions paid to new employees on retail product sales.

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three months ended September 30, 2009 was due to several items, including higher gross margins on promotional items as well as a planned reduction in commissions paid to new employees on retail product sales.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2010 and 2009 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$49,009	8.5%	$(3,667)	(7.0)%	(20)
2009	52,676	8.7	4,274	8.8	80

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2010 was primarily due to prior year comparable period included $3.6 million of expense related to two legal claims on customer and employee matters. Offsetting the basis point improvement was negative leverage from negative same-store sales.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three months ended September 30, 2010 and 2009 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$74,074	12.8%	$1,514	2.1%	80
2009	72,560	12.0	(5,204)	(6.7)	(70)

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2010 was due to the timing of certain advertising expenditures and negative leverage from the decrease in same-store sales.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2009 was due to the continuation of cost savings initiatives implemented by the Company, primarily related to the prior year reduction of field supervisory staff and travel costs.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2010 and 2009, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$85,108	14.7%	$(717)	(0.8)%	50
2009	85,825	14.2	(6,386)	(6.9)	(80)

(1) Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2010 was primarily due to negative leverage in this fixed cost category due to negative same-stores sales. Partially offsetting the basis point increase was savings achieved from our recent store closure initiatives.

The basis point improvement in rent expense as a percent of consolidated revenues for the three months ended September 30, 2009 was primarily due to the reclassification in the first quarter of fiscal year 2009 of rubbish removal and utilities that we pay landlords as part of our operating lease agreements to site operating expense. Partially offsetting the basis point improvement was negative leverage in this fixed cost category due to negative same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2010 and 2009 was as follows:

		Expense as %
		of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$26,044	4.5%	$(1,147)	(4.2)%	—
2009	27,191	4.5	(77)	(0.3)	10

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three months ended September 30, 2010 was consistent with the twelve months ended September 30, 2009 as the negative leverage from the decrease in same-store sales was offset by a decrease in depreciation expense due to a reduction in salon construction.

The basis point increase in D&A as a percent of consolidated revenues during the three months ended September 30, 2009 was primarily due to negative leverage from the decrease in same-store sales.

Lease Termination Costs

Lease termination costs for the three months ended September 30, 2010 and 2009 were as follows:

	Lease	Expense as %
	Termination	of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$—	—%	$(3,577)	(100.0)%	(60)
2009	3,577	0.6	2,426	210.8	40

(1)          Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

As the Company’s July 2008 and June 2009 plans to close underperforming company-owned salons were substantially complete as of June 30, 2010, the Company did not incur lease termination costs during the three months ended September 30, 2010.

The fiscal year 2010 lease termination costs are associated with the Company’s plan to close underperforming U.K company-owned salons in fiscal year 2010 and underperforming company-owned salons in fiscal year 2009. During the three months ended September 30, 2009 and 2008 we closed four and 20 salons within the North America reportable segment, respectively. During the three months ended September 30, 2009 we closed 11 salons within the international reportable segment.  See further discussion within Note 8 of the Condensed Consolidated Financial Statements.

Interest

Interest expense for the three months ended September 30, 2010 and 2009 was as follows:

		Expense as% of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$8,923	1.5%	$(18,393)	(67.3)%	(300)
2009	27,316	4.5	17,096	167.3	280

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended September 30, 2010 was due to the prior year comparable period including $18.0 million of make-whole payments including $5.2 million of interest rate settlement and other fees associated with the prepayment of private placement debt.

The basis point increase in interest expense as a percent of consolidated revenues during the three months ended September 30, 2009 was due to $18.0 million of make-whole payments and other fees associated with the prepayment of private placement debt.

Interest Income and Other, net

Interest income and other, net for the three months ended September 30, 2010 and 2009 was as follows:

		Income as% of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$777	0.1%	$(1,455)	(65.2)%	(30)
2009	2,232	0.4	497	28.6	10

(1)          Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2010 was primarily due to the Company receiving $0.7 million for warehousing services from the purchaser of Trade Secret during the three months ended September 30, 2010, compared to $1.9 million received from the purchaser of Trade Secret for administrative services during the three months ended September 30, 2009.

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

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2010 and 2009 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	(Decrease) Increase
2010	38.1%	(1,290)
2009	51.0	1,200

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three months ended September 30, 2010 was due primarily to the comparable prior period including an adjustment to correct deferred income tax balances.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2009 was due primarily to an adjustment to correct prior year deferred income tax balances. The adjustment increased the Company’s first quarter fiscal year 2010 income tax provision by $0.4 million and increased the effective income tax rate by 11.3 percent. The Company does not believe the adjustment is material to its first quarter of fiscal year 2010 results of operations or its financial position or results of operations of any prior periods.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliated companies represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three months ended September 30, 2010 and 2009, was as follows:

	Equity in	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Dollar	Percentage
	(Dollars in thousands)
2010	$2,679	$(378)	(12.4)%
2009	3,057	2,565	521.3

The decrease in equity in income of affiliated companies during the three months ended September 30, 2010 was a result of a decrease in EEG’s and Hair Club for Med, Ltd’s net income over the comparable prior period, partially offset by an increase in Provalliance’s net income over the comparable prior period.

Income from Discontinued Operations

Income from discontinued operations for the three months ended September 30, 2010 and 2009 was as follows:

	Income from Discontinued Operations,	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Net of Taxes	Dollar	Percentage
	(Dollars in thousands)
2010	$—	$(3,161)	(100.0)%
2009	3,161	4,761	297.6

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three months ended September 30, 2010, foreign currency translation had an unfavorable impact on consolidated revenues due to the strengthening of the United States dollar against the British Pound and Euro, partially offset by the weakening of the United States dollar against the Canadian dollar, as compared to the exchange rates for the comparable prior period. During the three months ended September 30, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British Pound, and Euro against the United States dollar, as compared to the exchange rates for the comparable prior period.

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(Dollars in thousands)
Canadian dollar	$1,868	$(2,440)	$268	$(374)
British pound	(2,075)	(6,135)	(121)	255
Euro	(235)	(126)	83	(40)
Total	$(442)	$(8,701)	$230	$(159)

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three months ended September 30, 2010 and 2009 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2010	$506,933	$(24,845)	(4.7)%	(1.7)%
2009	531,778	1,844	0.3	(4.7)

The percentage increases (decreases) during the three months ended September 30, 2010 and 2009 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2010	2009
Acquisitions (previous twelve months)	0.6%	1.6%
Organic	(5.1)	(0.3)
Foreign currency	0.3	(0.5)
Closed salons	(0.5)	(0.5)
	(4.7)%	0.3%

We acquired 46 North American salons during the twelve months ended September 30, 2010, including 19 franchise buybacks. The organic decrease was the result of same-store sales decrease of 1.7 percent for the three months ended September 30, 2010 due to a decline in same-store customer visits, partially offset by an increase in average ticket. Contributing to the organic sales decline during the three months ended September 30, 2010 was the completion of an agreement to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $0.0 and $20.0 million for product sold to the purchaser of Trade Secret during the three months ended September 30, 2010 and 2009, respectively. The foreign currency impact during the three months ended September 30, 2010 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

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

North American Salon Operating Income.  Operating income for the North American salons for the three months ended September 30, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$62,846	12.4%	$227	0.4%	60
2009	62,619	11.8	(2,189)	(3.4)	(40)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2010 was primarily due to gross margin improvement, the completion of the agreement to supply the purchaser of Trade Secret product at cost due and the three months ended September 30, 2009 included $3.6 million of expense related to two legal claims on customer and employee matters. Partially offsetting the basis point improvement was negative leverage in fixed cost categories due to negative same-store sales.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2009 was primarily due to the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, partially offset by the Company’s costs saving initiatives.

International Salons

International Salon Revenues.  Total international salon revenues for the three months ended September 30, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2010	$35,058	$(3,741)	(9.6)%	(1.9)%
2009	38,799	(9,649)	(19.9)	(4.6)

The percentage increases (decreases) during the three months ended September 30, 2010 and 2009 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2010	2009
Acquisitions (previous twelve months)	—%	—%
Organic	3.8	(1.9)
Foreign currency	(6.0)	(12.9)
Closed salons	(7.4)	(5.1)
	(9.6)%	(19.9)%

We did not acquire any international salons during the twelve months ended September 30, 2010. The increase in organic was primarily due to the rebranding of certain salons that had previously been operating under a different salon concept, partially offset by the same-store sales decrease of 1.9 percent. The foreign currency impact during the three months ended September 30, 2010 was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the comparable prior period. We closed 33 company-owned salons during the twelve months ended September 30, 2010.

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

International Salon Operating Income (Loss).  Operating income (loss) for the international salons for the three months ended September 30, 2010 and 2009 was as follows:

	Operating	Operating Income (Loss) as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income (Loss)	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$2,186	6.2%	$3,315	393.6%	910
2009	(1,129)	(2.9)	(2,827)	(166.5)	(640)

(1)          Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2010 was primarily due to $3.6 million of lease termination costs recognized during the three months ended September 30, 2009 associated with the Company’s planned closure of up to 80 underperforming U.K. salons.

The basis point decrease in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2009 was primarily due to the $3.6 million lease termination costs associated with the Company’s planned closure of up to 80 underperforming U.K. salons.

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three months ended September 30, 2010 and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same- Store Sales Increase
Periods Ended September 30,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
2010	$36,254	$1,281	3.7%	1.5%
2009	34,973	(174)	(0.5)	(1.8)

The percentage increases (decreases) during the three months ended September 30, 2010 and 2009 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2010	2009
Acquisitions (previous twelve months)	—%	0.7%
Organic	2.8	(0.8)
Franchise revenues	0.9	(0.4)
	3.7%	(0.5)%

We did not acquire any hair restoration centers during the twelve months ended September 30, 2010. The increase in organic was primarily due to the same-store sales increase of 1.5 percent during the three months ended September 30, 2010.

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

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three months ended September 30, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2010	$6,205	17.1%	$618	11.1%	110
2009	5,587	16.0	(331)	(5.6)	(80)

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in hair restoration operating income as a percent of hair restoration revenues during the three months ended September 30, 2010 was primarily due to a benefit related to a favorable ruling on a state sales tax issue.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point Decrease (1)
September 30, 2010	29.6%	(70)
June 30, 2010	30.3	(1,380)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of September 30, 2010 compared to June 30, 2010 was primarily due to the impact of net income and foreign currency translation during the three months ended September 30, 2010.

The basis point decrease in the debt to capitalization ratio during the twelve months ended June 30, 2010 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during fiscal year 2010. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

Total assets at September 30, 2010 and June 30, 2010 were as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2010	2010	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,953,430	$1,919,572	$33,858	1.8%

(1)          Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2010, total assets increased as a result of cash flows from operations.

Total shareholders’ equity at September 30, 2010 and June 30, 2010 was as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2010	2010	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$1,046,526	$1,013,293	$33,233	3.3%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2010, equity increased as a result of net income and foreign currency translation.

Cash Flows

The cash flow presentation below for the three months ended September 30, 2010 and 2009 includes continuing and discontinued operations.

Operating Activities

Net cash provided by operating activities was $64.2 and $38.5 million during the three months ended September 30, 2010 and 2009, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2010	2009
	(Dollars in thousands)
Net income	$18,320	$7,772
Depreciation and amortization	26,044	27,191
Equity in income of affiliated companies	(2,679)	(2,880)
Deferred income taxes	(6)	(3,018)
Impairment on discontinued operations	—	(154)
Receivables	(267)	14,931
Inventories	(7,343)	(4,152)
Income tax receivable	28,373	8,737
Other current assets	1,748	2,747
Other assets	(1,643)	(32,065)
Accounts payable and accrued expenses	(7,688)	14,740
Other noncurrent liabilities	4,562	1,449
Other	4,763	3,226
	$64,184	$38,524

During the three months ended September 30, 2010, cash provided by operating activities was higher than in the corresponding period of the prior fiscal year primarily related to income tax refunds received.

Investing Activities

Net cash (used in) provided by investing activities was $(19.9) and $2.0 million during the three months ended September 30, 2010 and 2009, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2010	2009
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(12,345)	$(9,578)
Capital expenditures for the corporate office (including all technology-related expenditures)	(2,299)	(762)
Capital expenditures for new salon construction	(1,363)	(2,306)
Proceeds from sale of assets	15	19
Business and salon acquisitions	(3,861)	(543)
Proceeds from loans and investments	15,000	15,177
Disbursements for loans and investments	(15,000)	—
	$(19,853)	$2,007

Cash was used in investing activities during the three months ended September 30, 2010 primarily for capital expenditures and acquisitions. During the three months ended September 30, 2009 cash was provided by investing activities primarily as a result of a net $15.0 million receipt on the revolving credit facility with EEG, partially offset by capital expenditures.

In fiscal 2011, our outlook for constructed salons is approximately 160 units. Capital expenditures and acquisitions are expected to be approximately $95.0 and $25.0 million in fiscal year 2011, respectively.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2010		For the Three Months Ended September 30, 2009
	Constructed	Acquired	Constructed	Acquired
Regis Salons	4	9	5	2
MasterCuts	2	—	6	—
SmartStyle	19	—	38	—
Supercuts	5	—	2	—
Promenade	8	17	6	—
International	2	—	—	—
	40	26	57	2

Financing Activities

Net cash (used in) provided by financing activities was $(5.6) and $12.6 million during the three months ended September 30, 2010 and 2009, respectively, was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2010	2009
	(Dollars in thousands)
Net (payments) borrowings on revolving credit facilities	$—	$(5,000)
Repayments of long-term debt	(3,334)	(301,004)
Proceeds from the issuance of long-term debt, net of $5.2 million underwriting discount in 2009	—	167,325
Proceeds from the issuance of common stock, net of $7.2 million underwriting discount in 2009	59	156,436
Excess tax benefits from stock-based compensation plans	3	—
Dividend paid	(2,297)	(2,284)
Other	3	(2,880)
	$(5,566)	$12,593

During the three months ended September 30, 2010, cash was used in financing activities due to the repayments on long-term debt and dividends paid. During the three months ended September 30, 2009, cash was provided by financing activities due to the $167.3 and

$156.4 million of proceeds from the issuances of convertible debt and common stock, respectively, partially offset by the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the three months ended September 30, 2010 consisted of 26 acquired corporate salons. The acquisitions during the three months ended September 30, 2009 consisted of four franchise buybacks and two acquired corporate salons.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the three months ended September 30, 2010.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2010.

Dividends

We paid dividends of $0.04 per share during the three months ended September 30, 2010 and 2009. On October 28, 2010, our Board of Directors declared a $0.04 per share quarterly dividend payable November 25, 2010 to shareholders of record on November 11, 2010.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the results and impact of the Company’s announcement to explore strategic alternatives, competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions and in particular, continued weakness in the U.S. and global economies; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; the ability of the Company to consummate the planned closure of salons and the related realization of the anticipated costs, benefits and time frame; or other factors not listed above. The ability of the Company to meet its expected revenue growth is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at September 30, 2010 and June 30, 2010, respectively, the Company had the following outstanding debt balances:

	September 30,	June 30,
	2010	2010
	(Dollars in thousands)
Fixed rate debt	$394,669	$395,029
Variable rate debt	45,000	45,000
	$439,669	$440,029

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company’s variable rate debt typically represents 35.0 to 45.0 percent of the total debt portfolio. As of September 30, 2010, the variable rate debt represented approximately 10.0 percent of the total debt portfolio. The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2010 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2010.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended September 30, 2010. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

During fiscal year 2010, the Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters. Additionally, the Company has commitment to provide discount coupons. As of September 30, 2010, there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

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

The current economic conditions have affected our financial results for the three months ended September 30, 2010 and 2009. Our comparable same-store sales results for the three months ended September 30, 2010 declined 1.5 percent compared to the three months ended September 30, 2009. We impaired $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If the economic downturn continues to result in negative same-store sales and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Regis and Promenade.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three months ended September 30, 2010 declined 1.5 percent compared to the three months ended September 30, 2009.

If we are unable to improve our comparable same-store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

Changes in our key relationships may adversely affect our operating results.

We maintain key relationships with certain companies, including Walmart. Termination or modification of any of these relationships, including Walmart, could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.

Changes in fashion trends may impact our revenue.

Changes in consumer tastes and fashion trends can have an impact on our financial performance. For example, trends in wearing longer hair may reduce the number of visits to, and therefore, sales at our salons.

Changes in regulatory and statutory laws may result in increased costs to our business.

With approximately 12,750 locations and 56,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We have outstanding accounts and notes receivable subject to collectability. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected. For example, as of September 30, 2010, $31.6 million, net, was due to the Company from the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for

Chapter 11 bankruptcy. The Company has a security interest in the assets of the purchaser of Trade Secret, that the Company believes fully collateralizes the $31.6 million. Should the collateral decline there is a risk the Company may need to record reserves in future quarters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2010.

Item 4.  Reserved

Item 6. Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Executive Vice President, Chief Financial and Administrative Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS **	XBRL Instance Document

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB **	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition Linkbase

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.
(**)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 9, 2010	By:	/s/ Randy L. Pearce
Randy L. Pearce
Senior Executive Vice President, Chief Financial and
Administrative Officer

Signing on behalf of the registrant and as principal accounting officer