Form 10-Q
period 2010-12-31
REGIS CORP
filed 2011-02-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of February 3, 2011:

Common Stock, $.05 par value	57,617,211
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As Of December 31, 2010 and June 30, 2010
(In thousands, except share data)

	December 31, 2010	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$174,290	$151,871
Receivables, net	29,277	24,312
Inventories	160,497	153,380
Deferred income taxes	16,863	16,892
Income tax receivable	24,632	46,207
Other current assets	29,951	36,203
Total current assets	435,510	428,865

Property and equipment, net	351,159	359,250
Goodwill	745,676	736,989
Other intangibles, net	114,568	118,070
Investment in and loans to affiliates	203,340	195,786
Other assets	88,279	80,612

Total assets	$1,938,532	$1,919,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$32,700	$51,629
Accounts payable	53,883	57,683
Accrued expenses	155,671	160,797
Total current liabilities	242,254	270,109

Long-term debt and capital lease obligations	371,445	388,400
Other noncurrent liabilities	259,713	247,770
Total liabilities	873,412	906,279
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,617,211 and 57,561,180 common shares at December 31, 2010 and June 30, 2010, respectively	2,881	2,878
Additional paid-in capital	338,514	332,372
Accumulated other comprehensive income	64,489	47,032
Retained earnings	659,236	631,011

Total shareholders’ equity	1,065,120	1,013,293

Total liabilities and shareholders’ equity	$1,938,532	$1,919,572

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended December 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Service	$430,939	$435,125
Product	133,824	130,671
Royalties and fees	9,609	9,569
	574,372	575,365
Operating expenses:
Cost of service	249,705	248,812
Cost of product	63,926	62,420
Site operating expenses	50,597	46,409
General and administrative	75,848	72,611
Rent	85,235	85,540
Depreciation and amortization	26,197	27,510
Total operating expenses	551,508	543,302

Operating income	22,864	32,063

Other income (expense):
Interest expense	(8,738)	(9,069)
Interest income and other, net	2,604	1,411

Income before income taxes and equity in income of affiliated companies	16,730	24,405

Income taxes	(5,345)	(8,908)
Equity in income of affiliated companies, net of income taxes	3,120	2,657

Net income	$14,505	$18,154

Net income per share:
Basic	$0.26	$0.32
Diluted	$0.24	$0.30

Weighted average common and common equivalent shares outstanding:
Basic	56,684	56,287
Diluted	68,136	67,570

Cash dividends declared per common share	$0.04	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Six Months Ended December 31, 2010 and 2009

(In thousands, except per share data)

	2010	2009
Revenues:
Service	$870,468	$884,403
Product	262,429	276,824
Royalties and fees	19,720	19,688
	1,152,617	1,180,915
Operating expenses:
Cost of service	499,206	504,781
Cost of product	125,001	141,915
Site operating expenses	99,606	99,085
General and administrative	149,922	145,171
Rent	170,343	171,390
Depreciation and amortization	52,241	54,701
Lease termination costs	—	3,552
Total operating expenses	1,096,319	1,120,595

Operating income	56,298	60,320

Other income (expense):
Interest expense	(17,661)	(36,385)
Interest income and other, net	3,381	3,643

Income from continuing operations before income taxes and equity in income of affiliated companies	42,018	27,578

Income taxes	(14,992)	(10,527)
Equity in income of affiliated companies, net of income taxes	5,799	5,714

Income from continuing operations	32,825	22,765

Income from discontinued operations, net of income taxes (Note 2)	—	3,161

Net income	$32,825	$25,926

Net income per share:
Basic:
Income from continuing operations	0.58	0.41
Income from discontinued operations	—	0.06
Net income per share, basic	$0.58	$0.47

Diluted:
Income from continuing operations	0.54	0.40
Income from discontinued operations	—	0.05
Net income per share, diluted	$0.54	$0.45

Weighted average common and common equivalent shares outstanding:
Basic	56,657	55,215
Diluted	68,053	65,615

Cash dividends declared per common share	$0.08	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Six Months Ended December 31, 2010 and 2009

(In thousands)

	2010	2009
Cash flows from operating activities:
Net income	$32,825	$25,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	47,354	49,723
Amortization	4,887	4,978
Equity in income of affiliated companies	(5,799)	(5,714)
Deferred income taxes	628	(3,240)
Impairment on discontinued operations	—	(154)
Excess tax benefits from stock-based compensation plans	(67)	—
Stock-based compensation	5,004	4,636
Amortization of debt discount and financing costs	3,188	3,342
Other noncash items affecting earnings	693	(376)
Changes in operating assets and liabilities (1):
Receivables	(4,592)	19,925
Inventories	(5,627)	(1,689)
Income tax receivable	21,575	11,854
Other current assets	6,672	4,935
Other assets	(2,046)	(32,063)
Accounts payable	(4,123)	(7,178)
Accrued expenses	(6,439)	(1,914)
Other noncurrent liabilities	8,700	4,330
Net cash provided by operating activities	102,833	77,321

Cash flows from investing activities:
Capital expenditures	(30,663)	(24,346)
Proceeds from sale of assets	19	32
Asset acquisitions, net of cash acquired and certain obligations assumed	(8,106)	(684)
Proceeds from loans and investments	15,000	16,099
Disbursements for loans and investments	(15,000)	—
Net cash used in investing activities	(38,750)	(8,899)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	337,000
Payments on revolving credit facilities	—	(342,000)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount in 2009	—	167,325
Repayments of long-term debt and capital lease obligations	(42,592)	(313,289)
Excess tax benefits from stock-based compensation plans	67	—
Proceeds from issuance of common stock, net of $7.2 million underwriting discount in 2009	691	156,436
Dividends paid	(4,599)	(4,569)
Other	—	(2,878)
Net cash used in financing activities	(46,433)	(1,975)

Effect of exchange rate changes on cash and cash equivalents	4,769	5,499

Increase in cash and cash equivalents	22,419	71,946

Cash and cash equivalents:
Beginning of period	151,871	42,538
End of period	$174,290	$114,484

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2010 and for the three and six months ended December 31, 2010 and 2009, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2010 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of December 31, 2010 and for the three and six month periods ended December 31, 2010 and 2009 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated February 9, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 1991 Stock Option Plan (1991 Plan) and 2000 Stock Option Plan (2000 Plan), although the Plans terminated in 2001 and 2010, respectively. On October 28, 2010 our stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of the Company’s common stock authorized for issuance from 2,500,000 to 6,750,000. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock-based awards, other than the RSUs, expire within ten years from the grant date. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting.  Unvested awards are subject to forfeiture in the event of termination of employment.  The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant.  The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.  The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients.

Total compensation cost for stock-based payment arrangements totaled $2.6 and $2.3 million for the three months ended December 31, 2010 and 2009 respectively, and $5.0 and $4.6 million for the six months ended December 31, 2010 and 2009, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of December 31, 2010 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2010	980	$29.48
Granted	—	—
Exercised	(4)	15.09
Forfeited or expired	(4)	22.90
Outstanding at September 30, 2010	972	$29.56
Granted	—	—
Exercised	(42)	15.04
Forfeited or expired	(32)	15.90
Outstanding at December 31, 2010	898	$30.73
Exercisable at December 31, 2010	623	$32.77

Outstanding options of 898,338 at December 31, 2010 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 5.0 years.  Exercisable options of 623,238 at December 31, 2010 had an intrinsic value of zero and a weighted average remaining contractual term of 3.7 years.  Of the outstanding and unvested options, 255,755 are expected to vest with a $26.44 per share weighted average grant price, a weighted average remaining contractual life of 7.9 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2010	1,146	$24.70	1,110	$26.24
Granted	7	16.77	—	—
Vested/Exercised	3	19.50	—	—
Forfeited or expired	(18)	21.94	(21)	25.58
Balance, September 30, 2010	1,138	$24.68	1,089	$26.25
Granted	—	—	—	—
Vested/Exercised	(11)	21.31	—	—
Forfeited or expired	—	—	(13)	28.36
Balance, December 31, 2010	1,127	$24.71	1,076	$26.23

Outstanding and unvested RSAs of 911,666 at December 31, 2010 had an intrinsic value of $15.1 million and a weighted average remaining unvested term of 1.9 years.  Of the outstanding and unvested awards, 866,121 are expected to vest with a total intrinsic value of $14.4 million.

Outstanding and unvested RSUs of 215,000 at December 31, 2010 had an intrinsic value of $3.6 million and a weighted average remaining contractual term of 1.2 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,075,700 at December 31, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 7.1 years.  Exercisable SARs of 452,670 at December 31, 2010 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.0 years.  Of the outstanding and unvested rights, 603,000 are expected to vest with a $22.10 per share weighted average grant price, a weighted average remaining contractual life of 8.0 years and a total intrinsic value of zero.

During the three and six months ended December 31, 2010 total cash received from the exercise of share-based instruments was $0.6 and $0.7 million, respectively. During the three and six months ended December 31, 2009 total cash received from the exercise of share-based instruments was zero.

As of December 31, 2010, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $23.0 million.  The related weighted average period over which such cost is expected to be recognized was approximately 3.1 years as of December 31, 2010.

The total intrinsic value of all stock-based compensation that was exercised during the three and six months ended December 31, 2010 was $0.2 and $0.2 million, respectively.  The total intrinsic value of all stock-based compensation that was exercised during the three and six months ended December 31, 2009 was zero.

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

As a result of the Company’s annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept. The estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the factors that influence the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

As of December 31, 2010, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and December 31, 2010.

A summary of the Company’s goodwill balance as of December 31, 2010 by reporting unit is as follows:

Reporting Unit	As of December 31, 2010
(Dollars in thousands)
Regis	$103,654
MasterCuts	4,652
SmartStyle	48,686
Supercuts	123,376
Promenade	313,734
Total North America Salons	594,102
Hair Restoration Centers	151,574
Total	$745,676

Recent Accounting Standards Adopted by the Company:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued guidance to amend the disclosure requirements related to the credit quality of financing receivables and the allowance for credit losses. The guidance requires disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance amends existing disclosures to require an entity to provide the following disclosures on a disaggregated basis: rollforward schedule of the allowance for credit losses from the beginning to the end of the reporting period on a portfolio segment basis, the related recorded investment in financing receivables for each disaggregated ending balance, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables. Additionally, the guidance requires, among other things, new disclosures on the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. The new and amended disclosures presented as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of the new guidance on October 1, 2010, for disclosure requirements related to the credit quality of financing receivables and allowance for credit losses, did not have a material effect on the Company’s financial position, results of operations, and cash flows.

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

The Company adopted the new disclosure guidance on January 1, 2010 and the disclosure on the roll forward activities for Level 3 fair value measurements will be adopted by the Company on July 1, 2011.

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

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized $20.0 million of product revenues on the supply of product sold to the purchaser of Trade Secret during the six months ended December 31, 2009, and $1.9 million of other income related to the administrative services during the six months ended December 31, 2009. The agreement was substantially complete as of September 30, 2009.

Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.7 and $1.1 million of other income related to warehouse services during the three months ended December 31, 2010 and 2009, respectively. During the six months ended December 31, 2010 and 2009, the Company recognized $1.4 and $1.1 million, respectively, of other income related to warehouse services.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	December 31, 2010	June 30, 2010
		(Dollars in thousands)
Carrying value:
Warehouse services	Receivables, net	$244	$359
Note receivable, current	Other current assets	500	2,838
Note receivable, current valuation allowance	Other current assets	—	(611)
Note receivable, long-term	Other assets	32,026	29,000
Note receivable, long-term valuation allowance	Other assets	(1,299)	—
Total note receivable, net		$31,471	$31,586

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

The Company concluded that the note receivable is an impaired loan as the Company’s cash flows were affected through the extension of payment term concessions.  The Company evaluated the note receivable for impairment by comparing the carrying amount of the note receivable to the estimated fair value of the collateral. Collateral for the note receivable under the agreement is assets, including property and equipment, inventory, promissory notes and cash, of the purchaser of Trade Secret that the Company believes fully collateralizes the $31.5 million net receivable as of December 31, 2010. Should the collateral decline there is a risk the Company may need to record reserves in future quarters.

The long-term valuation allowance on the note receivable is related to accrued interest from April 2010 through October 2010 that the Company has determined the collectability to be less than probable.  The Company suspended recognition of interest income effective April 2010 and will use the cash basis method for recognizing future interest income. During the three months ended December 31, 2010, the Company received a quarterly interest payment from the purchaser of Trade Secret totaling approximately $0.7 million.

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

	For the Six Months Ended December 31,
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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2010	2009	2010	2009
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,684	56,287	56,657	55,215
Effect of dilutive securities:
Dilutive effect of stock-based compensation	294	125	238	91
Dilutive effect of convertible debt	11,158	11,158	11,158	10,309
Weighted average shares for diluted earnings per share	68,136	67,570	68,053	65,615

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended December 31,
	Three Months		Six Months
	2010	2009	2010	2009
	(Shares in thousands )		(Shares in thousands )
Basic earnings per share:
RSAs (1)	912	819	912	819
RSUs (1)	215	215	215	215
	1,127	1,034	1,127	1,034
Diluted earnings per share:
Stock options (2)	898	1,026	898	1,026
SARs (2)	1,076	1,108	1,076	1,108
RSAs (2)	109	184	109	806
	2,083	2,318	2,083	2,940

(1)            Shares were not vested

(2)            Shares were anti-dilutive

The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	For the Periods Ended December 31,
	Three Months		Six Months
	2010	2009	2010	2009
	(Dollars in thousands)
Net income from continuing operations available to common shareholders	$14,505	$18,154	$32,825	$22,765
Effect of dilutive securities:
Interest on convertible debt	2,013	1,936	4,027	3,565
Net income from continuing operations for diluted earnings per share	$16,518	$20,090	$36,852	$26,330

Additional Paid-In Capital:

The change in additional paid-in capital during the six months ended December 31, 2010 was due to the following:

(Dollars in thousands)
Balance, June 30, 2010	$332,372
Stock-based compensation	5,004
Exercise of stock options	689
Franchise stock incentive plan	389
Tax benefit realized upon exercise of stock options	67
Other	(7)
Balance, December 31, 2010	$338,514

Comprehensive Income:

Components of comprehensive income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income for the three and six months ended December 31, 2010 and 2009 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net income	$14,505	$18,154	$32,825	$25,926
Other comprehensive income (loss):
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(31)	31	(95)	2,132
Change in cumulative foreign currency translation	2,756	(641)	17,552	12,645
Total comprehensive income	$17,230	$17,544	$50,282	$40,703

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2010 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Preferred shares	$3,831	$—	$—	$3,831

LIABILITIES
Current liabilities
Derivative instruments	$380	$—	$380	$—

Non-current liabilities
Derivative instruments	$587	$—	$587	$—
Equity put option	24,082	—	—	24,082

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$274	$—	$274	$—
Preferred shares	3,502	—	—	3,502

LIABILITIES
Current liabilities
Derivative instruments	$401	$—	$401	$—

Non-current liabilities
Derivative instruments	$1,039	$—	$1,039	$—
Equity put option	22,009	—	—	22,009

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three and six months ended December 31, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009	$25,511
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	230	2,514	2,744
Balance at September 30, 2010	$3,732	$24,523	$28,255
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	99	(441)	(342)
Balance at December 31, 2010	$3,831	$24,082	$27,913

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Equity Put Option	Total
	(Dollars in thousands)
Balance at July 1, 2009	$24,161	$24,161
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	1,029	1,029
Balance at September 30, 2009	$25,190	$25,190
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	(551)	(551)
Balance at December 31, 2009	$24,639	$24,639

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

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. In December 2010, a portion of the Equity Put was exercised. See further discussion within Note 6 to the Condensed Consolidated Financial Statements. The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.

Preferred Shares. The Company has preferred shares in Yamano Holding Corporation. See further discussion within Note 6 to the Condensed Consolidated Financial Statements. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Condensed Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. As of December 31, 2010, the subscription value of the preferred shares of 311,131,284 Yen ($3.8 million) represents the fair value of the preferred shares.

Financial Instruments. In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of December 31, 2010. At December 31, 2010, the estimated fair values and carrying amounts of debt were $425.2 and $404.1 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

There were no assets measured at fair value on a nonrecurring basis during the three and six months ended December 31, 2010 and 2009.

5.            GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of December 31, 2010 and June 30, 2010:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Gross goodwill at June 30, 2010	$700,012	$41,661	$150,380	$892,053
Accumulated impairment losses	(113,403)	(41,661)	—	(155,064)
Net goodwill at June 30, 2010	586,609	—	150,380	736,989
Goodwill acquired (1)	3,949	—	1,197	5,146
Translation rate adjustments	3,544	—	(3)	3,541
Gross goodwill at December 31, 2010	707,505	41,661	151,574	900,740
Accumulated impairment losses	(113,403)	(41,661)	—	(155,064)
Net goodwill at December 31, 2010	$594,102	$—	$151,574	$745,676

(1)   See Note 6 to the Condensed Consolidated Financial Statements.

The table below presents other intangible assets as of December 31, 2010 and June 30, 2010:

	December 31, 2010			June 30, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,088	$(13,223)	$66,865	$79,596	$(12,139)	$67,457
Customer lists	52,272	(31,369)	20,903	52,045	(28,652)	23,393
Franchise agreements	21,768	(8,264)	13,504	21,245	(7,543)	13,702
Lease intangibles	14,886	(4,778)	10,108	14,674	(4,360)	10,314
Non-compete agreements	341	(190)	151	320	(146)	174
Other	5,297	(2,260)	3,037	6,755	(3,725)	3,030
	$174,652	$(60,084)	$114,568	$174,635	$(56,565)	$118,070

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

	Weighted Average
	Amortization Period
	(In years)
	December 31, 2010	June 30, 2010
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	5
Other	22	18
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during each of the three months ended December 31, 2010 and 2009, respectively, and $4.9 and $5.0 million during the six months ended December 31, 2010 and 2009, respectively.  As of December 31, 2010, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2011 (Remainder: six-month period)	$4,886
2012	9,527
2013	9,216
2014	9,002
2015	5,977

6.            ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the six months ended December 31, 2010 and 2009, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2010 and 2009 and the allocation of the purchase prices were as follows:

	For the Six Months Ended December 31,
Allocation of Purchase Prices	2010	2009
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$8,106	$684
Deferred purchase price	154	—
	$8,260	$684
Allocation of the purchase price:
Current assets	$470	$69
Property and equipment	2,424	385
Goodwill	5,146	208
Identifiable intangible assets	649	86
Accounts payable and accrued expenses	(356)	(64)
Other noncurrent liabilities	(73)	—
	$8,260	$684

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

During the six months ended December 31, 2010 and 2009, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of December 31, 2010 and June 30, 2010:

	December 31, 2010	June 30, 2010
	(Dollars in thousands)
Empire Education Group, Inc.	$101,609	$102,882
Provalliance	84,442	75,481
MY Style	12,139	12,116
Hair Club for Men, Ltd.	5,150	5,307
	$203,340	$195,786

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. EEG operates 102 accredited cosmetology schools.

At December 31, 2010, the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of December 31, 2010. The Company reviews the outstanding loan with EEG for changes in circumstances or the occurrence of events that suggest the Company’s loan may not be recoverable. The $21.4 million outstanding loan with EEG as of December 31, 2010 is in good standing with no associated valuation allowance. During each of the three months ended December 31, 2010 and 2009, the Company recorded $0.2 million of interest income related to the loan and revolving credit facility. During the six months ended December 31, 2010 and 2009, the Company recorded $0.4 and $0.3 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the six months ended December 31, 2010 and 2009, the Company recorded $2.9 and $2.7 million of equity earnings related to its investment in EEG. EEG declared and distributed a dividend in December 2010 for which the Company received $4.1 million in cash and recorded tax expense of $0.3 million.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of December 31, 2010.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations. There was no change in the fair value of the Equity put during the six months ended December 31, 2010 and 2009. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $2.1 million and $0.4 million increase in the Equity Put related to foreign currency translation during the six months ended December 31, 2010 and 2009, respectively, see further discussion within Note 4 to the Condensed Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

In December 2010, a portion of the Equity Put was exercised. In January of 2011, the Company elected to honor the Equity Put and plans to acquire an additional 17 percent equity interest in Provalliance, bringing the Company’s total equity interest to approximately 46 percent. The option to purchase the remainder of Provalliance’s equity interest under the Equity Put continues to exist through 2018.

The Company expects to acquire the 17 percent additional equity interest prior to June 30, 2011 for approximately $56 million (approximately € 40 million) in cash.  When the equity interest is purchased, the Company expects to recognize a gain of approximately $1.0 to $3.0 million representing the reversal of the Equity Put liability which will be extinguished upon settlement.  After the reversal of the Equity Put liability associated with the additional 17 percent equity interest, the remaining Equity Put liability will be approximately $21.0 million to $23.0 million.

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

In connection with the future purchase of the additional equity interest the Company will reassess the consolidation of variable interest entities guidance to determine whether the Company will now be considered the primary beneficiary of the VIE.  The Company believes the future purchase will not have a significant impact on the conclusion that the primary beneficiary of Provalliance is the Franck Provost Group.

The tables below contain details related to the Company’s investment in Provalliance:

Impact on Condensed Consolidated Balance Sheet
		Carrying Value at
	Classification	December 31, 2010	June 30, 2010
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$84,442	$75,481
Equity Put Option	Other noncurrent liabilities	24,082	22,009

Impact on Condensed Consolidated Statement of Operations
		For the Three Months Ended December 31,
	Classification	2010	2009
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliates companies, net of income taxes	$1,676	$1,382

Impact on Condensed Consolidated Statement of Operations
		For the Six Months Ended December 31,
	Classification	2010	2009
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliates companies, net of income taxes	$3,055	$2,607

Impact on Condensed Consolidated Statement of Cash Flows
		Six Months Ended December 31,
	Classification	2010	2009

Equity in income, net of income taxes	Equity in income of affiliated companies	$3,055	$2,607
Cash dividends received	Other Assets	1,224	1,141

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

As of December 31, 2010, the principal amount outstanding under the Exchangeable Note is $2.5 million (200,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $2.5 million outstanding Exchangeable Note with Yamano as of December 31, 2010 is in good standing with no associated valuation allowance. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the six months ended December 31, 2010 and 2009.

MY Style Note.  As of December 31, 2010, the principal amount outstanding under the MY Style Note is $1.9 million (156,492,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.9 million outstanding note with MY Style as of December 31, 2010 is in good standing with no associated valuation allowance. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the six months ended December 31, 2010 and 2009.

As of December 31, 2010, $1.9 and $12.1 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in affiliates and loans, respectively, representing the Company’s total investment in MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the premium paid and the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction (loss) gain recorded through other income was $(0.1) and $0.1 million during the six months ended December 31, 2010 and 2009, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the six months ended December 31, 2010 and 2009 the Company recorded income of $0.2 and $0.4 million, respectively, and received cash dividends of $0.5 and $0.3 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

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

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of December 31, 2010, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts have maturity dates in July 2011 and the related debt have maturity dates in July 2012.

The Company repaid variable and fixed rate debt during the six months ended December 31, 2009. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015.  The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments of debt and were settled for an aggregate loss of $5.2 million during the six months ended December 31, 2009 recorded within interest expense in the Condensed Consolidated Statement of Operations. The Company also had two outstanding treasury lock agreements with maturity dates between fiscal years 2013 and 2015. The treasury lock agreements were terminated prior to the maturity dates in conjunction with the repayments of debt and were settled for a loss of less than $0.1 million during the six months ended December 31, 2009 and recorded within interest expense in the Condensed Consolidated Statement of Operations.

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company’s primary forward foreign currency contracts hedge approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company’s forward foreign currency contracts hedge transactions through June 2012.

These cash flow hedges were designed and are effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Condensed Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income, net of tax.

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

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of December 31, 2010 and June 30, 2010:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	December 31, 2010	June 30, 2010	Classification	December 31, 2010	June 30, 2010
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(587)	$(1,039)
Forward foreign currency contracts	Other current assets	$—	$274	Other current liabilities	$(380)	$—

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$—	Other current liabilities	$—	$(401)
Total		$—	$274		$(967)	$(1,440)

The tables below sets forth the (gain) or loss on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet for the three and six months ended December 31, 2010 and 2009. The tables also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the three and six months ended December 31, 2010 and 2009 within the following line items in the Condensed Consolidated Statement of Operations.

	(Gain) / Loss Recognized in Other Comprehensive Income Six Months Ended December 31,		(Gain) / Loss Reclassified from Accumulated OCI into Income Six Months Ended December 31,
Type	2010	2009	Classification	2010	2009
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$(274)	$(2,783)		$—	$—
Forward foreign currency contracts	321	666	Cost of sales	48	(257)
Treasury lock contracts	—	242	Interest expense (income)	—	—
Total	$47	$(1,875)		$48	$(257)

As of December 31, 2010 the Company estimates that it will reclassify into earnings during the next twelve months a gain of $0.4 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (gain) or loss on the Company’s derivative instruments for six months ended December 31, 2010 and 2009 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on Income at December 31,
Type	Classification	2010	2009
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$401	$411
		$401	$411

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

The activity reflected in the accrual for lease termination costs is as follows:

	For the Six Months Ended December 31,
Accrual for Lease Terminations	2010	2009
	(Dollars in thousands)
Balance at July 1	$1,386	$2,760
Provision for lease termination costs:
Provisions associated with store closings	—	3,552
Cash payments	(824)	(1,026)
Balance at September 30,	$562	$5,286
Provision for lease termination costs:
Provisions associated with store closings	—	—
Cash payments	(114)	(1,377)
Balance at December 31,	$448	$3,909

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

During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. As of December 31, 2010 there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

10.          FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s debt for the six months ending December 31, 2010 and 2009:

	For the Six Months Ended December 31,
Total Debt	2010	2009
	(Dollars in Thousands)
Balance at June 30,	$440,029	$634,307
Net payments on revolving credit facilities	—	(5,000)
Issuance of convertible debt	—	172,500
Repayment of long-term debt and capital lease obligations	(3,334)	(301,004)
Debt discount	—	(24,696)
Amortization of debt discount	1,086	868
Debt associated with capital lease obligations	1,888	1,736
Balance at September 30,	$439,669	$478,711
Net payments on revolving credit facilities	—	—
Repayment of long-term debt and capital lease obligations	(39,258)	(12,285)
Amortization of debt discount	1,110	984
Debt associated with capital lease obligations	2,624	2,931
Balance at December 31,	$404,145	$470,341

In July 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement. The amendments included increasing the Company’s minimum net worth covenant from $675.0 million to $800.0 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company’s Restricted Payments (as defined in the agreement) to $20 million if the Company’s Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million and the amendments to the Restated Private Shelf Agreement included the addition of one year after the amendment effective date, a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent.

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

The following table provides equity and debt information for the convertible senior notes:

	For the Six Months Ended December 31,
Convertible Senior Notes Due 2014	2010	2009
	(Dollars in Thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(18,544)	(22,844)
Net carrying amount of convertible debt	$153,956	$149,656

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Six Months Ended December 31,
Convertible Senior Notes Due 2014	2010	2009
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$4,313	$3,953
Interest cost related to amortization of the discount	2,196	1,852
Total interest cost	$6,509	$5,805

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

During the three and six months ended December 31, 2010, the Company’s continuing operations recognized tax expense of $5.3 and $15.0 million, respectively, with corresponding effective tax rates of 31.9 and 35.7 percent.  This was compared to tax expense of $8.9 and $10.5 million with corresponding effective tax rates of 36.5 and 38.2 percent in the comparable periods of the prior year. The effective income tax rate for the three and six months ended December 31, 2010 was positively impacted by certain discrete items and a shift in the mix of worldwide income to lower taxing jurisdictions.  The shift in the mix of worldwide income decreased the Company’s income tax provision for the three and six months ended December 31, 2010 by $0.7 million and decreased its effective income tax rate by 4.4 and 1.8 percent, respectively.  The effective income tax rate for the six months ended December 31, 2009 was negatively impacted by an adjustment to correct its prior year deferred income tax balances.  The adjustment increased the Company’s income tax provision for the six months ended December 31, 2009 by $0.4 million and increased its effective income tax rate by 1.5 percent.  The Company does not believe the adjustment is material to the six months ended December 31, 2009 results of operations or its financial position or results of operations of any prior periods

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended December 31, 2010.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

12.          SEGMENT INFORMATION:

As of December 31, 2010, the Company owned, franchised, or held ownership interests in approximately 12,750 worldwide locations. The Company’s locations consisted of 9,496 North American salons (located in the United States, Canada and Puerto Rico), 402 international salons, 96 hair restoration centers and approximately 2,750 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	December 31, 2010	June 30, 2010
	(Dollars in thousands)
North American salons	$989,368	$992,410
International salons	84,349	74,633
Hair restoration centers	291,067	284,615
Unallocated corporate	573,748	567,914
Consolidated	$1,938,532	$1,919,572

	For the Three Months Ended December 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$388,656	$25,634	$16,649	$—	$430,939
Product	103,775	11,443	18,606	—	133,824
Royalties and fees	9,018	—	591	—	9,609
	501,449	37,077	35,846	—	574,372
Operating expenses:
Cost of service	226,739	13,314	9,652	—	249,705
Cost of product	51,622	6,266	6,038	—	63,926
Site operating expenses	46,739	2,593	1,265	—	50,597
General and administrative	32,485	3,259	8,276	31,828	75,848
Rent	73,454	8,903	2,314	564	85,235
Depreciation and amortization	17,423	1,161	3,169	4,444	26,197
Total operating expenses	448,462	35,496	30,714	36,836	551,508

Operating income (loss)	52,987	1,581	5,132	(36,836)	22,864

Other income (expense):
Interest expense	—	—	—	(8,738)	(8,738)
Interest income and other, net	—	—	—	2,604	2,604
Income (loss) before income taxes and equity in income of affiliated companies	$52,987	$1,581	$5,132	$(42,970)	$16,730

	For the Three Months Ended December 31, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$390,318	$28,366	$16,441	$—	$435,125
Product	100,614	11,980	18,077	—	130,671
Royalties and fees	8,969	—	600	—	9,569
	499,901	40,346	35,118	—	575,365
Operating expenses:
Cost of service	224,952	14,854	9,006	—	248,812
Cost of product	50,828	6,109	5,483	—	62,420
Site operating expenses	42,298	2,744	1,367	—	46,409
General and administrative	29,776	3,460	8,794	30,581	72,611
Rent	73,109	9,730	2,235	466	85,540
Depreciation and amortization	18,131	1,538	3,061	4,780	27,510
Total operating expenses	439,094	38,435	29,946	35,827	543,302

Operating income (loss)	60,807	1,911	5,172	(35,827)	32,063

Other income (expense):
Interest expense	—	—	—	(9,069)	(9,069)
Interest income and other, net	—	—	—	1,411	1,411
Income (loss) before income taxes and equity in income of affiliated companies	$60,807	$1,911	$5,172	$(43,485)	$24,405

	For the Six Months Ended December 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$785,977	$50,997	$33,494	$—	$870,468
Product	203,895	21,138	37,396	—	262,429
Royalties and fees	18,510	—	1,210	—	19,720
	1,008,382	72,135	72,100	—	1,152,617
Operating expenses:
Cost of service	454,036	26,042	19,128	—	499,206
Cost of product	101,355	11,511	12,135	—	125,001
Site operating expenses	93,068	4,783	1,755	—	99,606
General and administrative	62,363	6,211	16,855	64,493	149,922
Rent	147,072	17,573	4,578	1,120	170,343
Depreciation and amortization	34,655	2,248	6,312	9,026	52,241
Lease termination costs	—	—	—	—	—
Total operating expenses	892,549	68,368	60,763	74,639	1,096,319

Operating income (loss)	115,833	3,767	11,337	(74,639)	56,298

Other income (expense):
Interest expense	—	—	—	(17,661)	(17,661)
Interest income and other, net	—	—	—	3,381	3,381
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$115,833	$3,767	$11,337	$(88,919)	$42,018

	For the Six Months Ended December 31, 2009
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$795,459	$56,559	$32,385	$—	$884,403
Product	217,764	22,586	36,474	—	276,824
Royalties and fees	18,456	—	1,232	—	19,688
	1,031,679	79,145	70,091	—	1,180,915
Operating expenses:
Cost of service	457,404	29,411	17,966	—	504,781
Cost of product	119,460	11,518	10,937	—	141,915
Site operating expenses	91,048	5,415	2,622	—	99,085
General and administrative	57,563	6,295	17,215	64,098	145,171
Rent	146,727	19,134	4,517	1,012	171,390
Depreciation and amortization	36,051	3,038	6,075	9,537	54,701
Lease termination costs	—	3,552	—	—	3,552
Total operating expenses	908,253	78,363	59,332	74,647	1,120,595

Operating income (loss)	123,426	782	10,759	(74,647)	60,320

Other income (expense):
Interest expense	—	—	—	(36,385)	(36,385)
Interest income and other, net	—	—	—	3,643	3,643
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$123,426	$782	$10,759	$(107,389)	$27,578

13.          SUBSEQUENT EVENTS:

Increase in equity interest of Provalliance.

In December 2010, a portion of the Equity Put was exercised. In January of 2011, the Company elected to honor the Equity Put and plans to acquire an additional 17 percent equity interest in Provalliance, bringing the Company’s total equity interest to approximately 46 percent. The option to purchase the remainder of Provalliance’s equity interest under the Equity Put continues to exist through 2018.

The Company expects to acquire the 17 percent additional equity interest prior to June 30, 2011 for approximately $56 million (approximately € 40 million) in cash.  When the equity interest is purchased, the Company expects to recognize a gain of approximately $1.0 to $3.0 million representing the reversal of the Equity Put liability which will be extinguished upon settlement.  After the reversal of the Equity Put liability associated with the additional 17 percent equity interest, the remaining Equity Put liability will be approximately $21.0 million to $23.0 million.

Changes in Senior Management.

On February 3, 2011, the Company announced that Randy L. Pearce, Senior Executive Vice President, Chief Financial and Administrative Officer, will replace Paul D. Finkelstein as President, effective immediately.  Mr. Finkelstein will remain Chairman of the Board and Chief Executive Officer through February 8, 2012.  The Company also announced that Brent A. Moen, Vice President of Finance and Corporate Controller will be appointed to Senior Vice President and Chief Financial Officer, replacing Mr. Pearce, effective immediately.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2010 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2010 and 2009 and of cash flows for the six month periods ended December 31, 2010 and 2009.  These interim financial statements are the responsibility of the Company’s management.

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
February 9, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of December 31, 2010, we owned, franchised or held ownership interests in approximately 12,750 worldwide locations. Our locations consisted of 9,898 system wide North American and international salons, 96 hair restoration centers and approximately 2,750 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,496 salons, including 1,974 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 402 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 96 North American locations, including 32 franchise locations. As of December 31, 2010, we had approximately 56,000 corporate employees worldwide.

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

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of December 31, 2010.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of December 31, 2010, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 102 accredited cosmetology schools with annual revenues of approximately $175.0 million.

Our growth strategy consists of two primary, but flexible, components. Through a combination of organic and acquisition growth, we seek to achieve our long-term objective of six to ten percent annual revenue growth. We anticipate that going forward, the mix of organic and acquisition growth will be roughly equal. However, depending on several factors, including the ability of our salon development program to keep pace with the availability of real estate for new construction, hair restoration lead generation, the availability of attractive acquisition candidates and same-store sales trends, this mix will vary from year to year. Due to the decline in customer visitations we have reduced the pace of our new salon development and salon acquisitions. We expect to continue with our historical trend of building and/or acquiring 700 to 1,000 salons each year once customer visitations stabilize.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2010.

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

Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Once customer visitations stabilize, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 70 to 100 salons in fiscal year 2011. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. Based on current fashion and economic cycles (i.e., longer hairstyles and lengthening of customer visitation patterns), we project our annual fiscal year 2011 consolidated same-store sales to be at the low end of the range of negative 1.0 percent to positive 2.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to December 31, 2010, we acquired 8,049 salons, net of franchise buybacks. Once customer visitations stabilize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Condensed Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2010 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2010 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and six months ended December 31, 2010.

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

As a result of the Company’s annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept. The estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 10.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the factors that influence the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade salon concept goodwill is dependent on many factors and cannot be predicted with certainty.

As of December 31, 2010, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and December 31, 2010.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010

•                  Revenues decreased 0.2 percent to $574.4 million and consolidated same-store sales decreased 1.3 percent. The Company experienced a continued decline in customer visitations as well as adverse weather conditions in December 2010, partially offset by an increase in average ticket price.

•                  We acquired 32 corporate salon locations and one corporate hair restoration center, all of which were franchise location buybacks. We built 42 corporate locations and closed, converted or relocated 60 locations. Our franchisees constructed 14 locations and closed, sold back to us, converted or relocated 58 locations. As of December 31, 2010, we had 7,924 company-owned salon locations, 1,974 franchise salon locations and 96 hair restoration centers (64 company-owned and 32 franchise locations).

•                  In December 2010, the Company announced that its Board of Directors had concluded its review of strategic alternatives. After a thorough and robust process, the Board determined that the most appropriate course of action for maximizing shareholder value is for Regis to continue to execute upon its existing business plan as an independent public company. Regis previously announced in August 2010 that its Board had authorized the exploration of strategic alternatives.

RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2010	2009	2010	2009
Service revenues	75.0%	75.6%	75.5%	74.9%
Product revenues	23.3	22.7	22.8	23.4
Franchise royalties and fees	1.7	1.7	1.7	1.7

Operating expenses:
Cost of service (1)	57.9	57.2	57.3	57.1
Cost of product (2)	47.8	47.8	47.6	51.3
Site operating expenses	8.8	8.1	8.6	8.4
General and administrative	13.2	12.6	13.0	12.3
Rent	14.8	14.9	14.8	14.5
Depreciation and amortization	4.6	4.8	4.5	4.6
Lease termination costs	—	—	—	0.3

Operating income	4.0	5.6	4.9	5.1

Income from continuing operations before income taxes and equity in income of affiliated companies	2.9	4.2	3.6	2.3
Income from continuing operations	2.5	3.2	2.8	1.9
Income from discontinued operations	—	—	—	0.3
Net income	2.5	3.2	2.8	2.2

(1)                                 Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 0.2 percent to $574.4 million during the three months ended December 31, 2010 and decreased 2.4 percent to $1,152.6 million during the six months ended December 31, 2010. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Periods Ended December 31,
	Three Months		Six Months
	2010	2009	2010	2009
	(Dollars in thousands)
North American salons:
Regis	$108,928	$108,470	$216,433	$219,071
MasterCuts	41,295	41,181	83,335	82,273
SmartStyle	129,671	128,504	262,224	259,778
Supercuts	78,310	76,978	157,633	156,048
Promenade (2)	143,245	144,768	288,757	314,509
Total North American salons	501,449	499,901	1,008,382	1,031,679
International salons	37,077	40,346	72,135	79,145
Hair restoration centers	35,846	35,118	72,100	70,091
Consolidated revenues	$574,372	$575,365	$1,152,617	$1,180,915
Percent change from prior year	(0.2)%	(2.1)%	(2.4)%	(1.7)%
Salon same-store sales decrease (1)	(1.3)%	(3.7)%	(1.4)%	(4.1)%

The percent changes in consolidated revenues during the three and six months ended December 31, 2010 and 2009, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	1.1%	0.7%	0.8%	1.1%
Organic (2)	0.0	(2.5)	(1.6)	(1.5)
Foreign currency	0.1	0.7	0.0	(0.4)
Franchise revenues	0.0	0.0	0.0	0.0
Closed salons	(1.4)	(1.0)	(1.6)	(0.9)
	(0.2)%	(2.1)%	(2.4)%	(1.7)%

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

(2)         Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. For the six months ended December 31, 2009, we generated revenue of $20.0 million in product revenues, which represented 1.7 percent of consolidated revenues. The agreement was substantially complete as of September 30, 2009.

During the twelve months ended December 31, 2010, we acquired 76 salons (including 49 franchise salon buybacks), constructed 125 company-owned salons, and closed 284 salons (including 75 franchise salons). There was no change in organic during the three months ended December 31, 2010 as the consolidated same-store sales decrease of 1.3 percent was offset by the construction of 125 company-owned salons during the twelve months ended December 31, 2010. The decrease in organic during the six months ended December 31, 2010 was primarily due to the same-store sales decrease of 1.4 percent and the completion of an agreement to supply the purchaser of Trade Secret product at cost, partially offset by the construction of 125 company-owned salons during the twelve months ended December 31, 2010. The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the six months ended December 31, 2009.

During the three months ended December 31, 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British pound and Euro, as compared to the exchange rates for the comparable prior periods.  During the six months ended December 31, 2010, there was no foreign currency impact as the weakening of the United States dollar against the Canadian dollar was offset by the strengthening of the United States dollar against the British pound and Euro, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and six months ended December 31, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$430,939	$(4,186)	(1.0)%
2009	435,125	(9,953)	(2.2)
Six Months
2010	$870,468	$(13,935)	(1.6)%
2009	884,403	(29,710)	(3.3)

The decrease in service revenues during the three and six months ended December 31, 2010 was due to same-store service sales decreasing 2.1 and 2.3 percent, respectively, as a result of a decline in same-store customer visits. Partially offsetting the decrease in service revenues was growth due to acquisitions during the previous twelve months, and price increases and sales mix as the Company continues to increase hair color and waxing services. In addition, for the three months ended December 31, 2010, the weakening of the United States dollar against the Canadian dollar partially offset the decrease in service revenues.

The decrease in service revenues during the three months ended December 31, 2009 was due to same-store service sales decreasing 3.9 percent, as customer visits declined.  Partially offsetting the decrease was growth due to acquisitions during the previous twelve months, increase in average ticket, and the weakening of the United States dollar against the Canadian dollar during the three months ended December 31, 2009.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and six months ended December 31, 2010 and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$133,824	$3,153	2.4%
2009	130,671	(2,103)	(1.6)
Six Months
2010	$262,429	$(14,395)	(5.2)%
2009	276,824	9,867	3.7

The increase in product revenues during the three months ended December 31, 2010 was due to same-store product sales increasing 1.5 percent. Holiday product promotional deals and new product assortments had a positive impact on same-store product sales.

The decrease in product revenues during the six months ended December 31, 2010 was due to product sales of $20.0 million to the purchaser of Trade Secret during the prior year comparable period, partially offset by a same-store sales increase of 1.6 percent.

The decrease in product revenues during the three months ended December 31, 2009 was due to same-store product sales decreasing 2.9 percent.

The growth in product revenues during the six months ended December 31, 2009 was due to product sales of $20.0 million to the purchaser of Trade Secret, partially offset by same-store sales decrease of 4.3 percent.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2010 and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2010	$9,609	$40	0.4%
2009	9,569	(5)	(0.1)
Six Months
2010	$19,720	$32	0.2%
2009	19,688	(197)	(1.0)

Total franchise locations open at December 31, 2010 were 2,006, including 32 franchise hair restoration centers, as compared to 2,078, including 33 franchise hair restoration centers, at December 31, 2009. We purchased 49 of our franchise salons and one franchise hair restoration center during the twelve months ended December 31, 2010. The decrease in franchise locations was offset by the impact of the weakening of the United States dollar against the Canadian dollar.

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

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2010 and 2009 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$251,132	44.5%	$(3,432)	(1.3)%	(50)
2009	254,564	45.0	(1,372)	(0.5)	70
Six Months
2010	$508,690	44.9%	$(5,841)	(1.1)%	60
2009	514,531	44.3	(11,927)	(2.3)	(30)

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization).  Service margin for the three and six months ended December 31, 2010 and 2009 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$181,234	42.1%	$(5,079)	(2.7)%	(70)
2009	186,313	42.8	(1,927)	(1.0)	50
Six Months
2010	$371,262	42.7%	$(8,360)	(2.2)%	(20)
2009	379,622	42.9	(10,576)	(2.7)	20

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three and six months ended December 31, 2010 was primarily due to an unexpected increase in salon payroll expense as staffing was increased in preparation for the holiday season and same-store sales declined during the period.  In addition, the basis point decrease was due to a planned increase in payroll taxes as a result of states increasing unemployment tax rates.

The basis point increase in service margin as a percent of service revenues during the three and six months ended December 31, 2009 was primarily due to the benefit of the new leveraged salon pay plans implemented in the 2009 calendar year, partially offset by planned increases in salon health insurance costs.

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three and six months ended December 31, 2010 and 2009 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$69,898	52.2%	$1,647	2.4%	—
2009	68,251	52.2	555	0.8	120
Six Months
2010	$137,428	52.4%	$2,519	1.9%	370
2009	134,909	48.7	(1,351)	(1.0)	(230)

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

	For the Periods Ended December 31,
	Three Months		Six Months
Breakout of Product Revenue	2010	2009	2010	2009
Product	$133,824	$130,671	$262,429	$256,862
Product sold to purchaser of Trade Secret	—	—	—	19,962
Total product revenues	$133,824	$130,671	$262,429	$276,824

	For the Periods Ended December 31,
	Three Months		Six Months
Breakout of Cost of Product	2010	2009	2010	2009
Cost of product	$63,926	$62,420	$125,001	$121,953
Cost of product sold to purchaser of Trade Secret	—	—	—	19,962
Total cost of product	$63,926	$62,420	$125,001	$141,915

	For the Periods Ended December 31,
	Three Months		Six Months
Product Margin as % of Product Revenues	2010	2009	2010	2009
Margin on product other than sold to purchaser of Trade Secret	52.2%	52.2%	52.4%	52.5%
Margin on product sold to purchaser of Trade Secret	—	—	—	—
Total product margin	52.2%	52.2%	52.4%	48.7%

Product margin on product other than sold to purchaser of Trade Secret as a percent of product revenues during the three and six months ended December 31, 2010 was consistent and down ten basis points, respectively, with the comparable prior period. An improvement related to a reduction in commissions paid to new employees on retail product sales and increased product sales in our North American segment of higher-margin items such as the Company’s private label was offset by an increase in sales of slightly lower profit margin appliances in our international segment.

The basis point improvement in product margin other than sold to purchaser of Trade Secret as a percent of product revenues during the three and six months ended December 31, 2009 was due to higher gross margins on promotional items, as well as a planned reduction in commissions paid to new employees on retail product sales.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and six months ended December 31, 2010 and 2009 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$50,597	8.8%	$4,188	9.0%	70
2009	46,409	8.1	(1,211)	(2.5)	—
Six Months
2010	$99,606	8.6%	$521	0.5%	20
2009	99,085	8.4	3,063	3.2	40

(1)         Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2010 was primarily due to a planned increase in advertising expense within a portion of the Company’s Promenade salons, higher self insurance accruals and an increase in salon level telecommunications expenses related to the Company’s internet in the salon initiative. The Company recorded an increase in self insurance accruals of $0.5 million in the three months ended December 31, 2010, compared to a $1.9 million reduction in the three months ended December 31, 2009. The basis point increase for the six months ended December 31, 2010 was partially offset by the prior year comparable period included $3.6 million expense related to two legal claims on customer and employee matters.

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

The basis point increase in site operating expenses as a percent of consolidated revenues during the six months ended December 31, 2009 was primarily due to higher self insurance expense.  The Company recorded a reduction in self insurance accruals of $1.9 million in the six months ended December 31, 2009 compared to a $6.7 million reduction in the six months ended December 31, 2008. In addition, the Company settled two legal claims related to customer and employee matters totaling $3.6 million during the six months ended December 31, 2009.  Partially offsetting the increase was cost savings initiatives realized in freight and salon repairs areas.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and six months ended December 31, 2010 and 2009 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$75,848	13.2%	$3,237	4.5%	60
2009	72,611	12.6	80	0.1	30
Six Months
2010	$149,922	13.0%	$4,751	3.3%	70
2009	145,171	12.3	(5,124)	(3.4)	(20)

(1)         Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2010 was primarily due to expenditures associated with the Regis salon concept re-imaging project and professional fees incurred related to the exploration of strategic alternatives.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2010 and 2009, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$85,235	14.8%	$(305)	(0.4)%	(10)
2009	85,540	14.9	3,559	4.3	90
Six Months
2010	$170,343	14.8%	$(1,047)	(0.6)%	30
2009	171,390	14.5	(2,802)	(1.6)	—

(1)         Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in rent expense as a percent of consolidated revenues during the three months ended December 31, 2010 was primarily due to savings achieved from our store closure initiatives, partially offset by negative leverage in this fixed cost category due to negative same-stores sales.

The basis point increase in rent expense as a percent of consolidated revenues during the six months ended December 31, 2010 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by savings achieved from our salon closure initiatives.

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

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2010 and 2009 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$26,197	4.6%	$(1,313)	(4.8)%	(20)
2009	27,510	4.8	(9)	(0.0)	10
Six Months
2010	$52,241	4.5%	$(2,460)	(4.5)%	(10)
2009	54,701	4.6	(86)	(0.2)	—

(1)         Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2010 was primarily due to a decrease in depreciation expense as a result of a reduction in salon construction, partially offset by negative leverage from the decrease in same-store sales.

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

Lease Termination Costs

Lease termination costs for the three and six months ended December 31, 2010 and 2009 were as follows:

	Lease termination	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$—	—%	$—	—%	—
2009	—	—	(847)	(100.0)	(10)
Six Months
2010	$—	—%	$(3,552)	(100.0)%	(30)
2009	3,552	0.3	1,554	77.8	10

(1)         Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

As the Company’s July 2008 and June 2009 plans to close underperforming company-owned salons were substantially complete as of June 30, 2010, the Company did not incur lease termination costs during the three and six months ended December 31, 2010.

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

Interest

Interest expense for the three and six months ended December 31, 2010 and 2009 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$8,738	1.5%	$(331)	(3.6)%	(10)
2009	9,069	1.6	(1,809)	(16.6)	(30)
Six Months
2010	$17,661	1.5%	$(18,724)	(51.5)%	(160)
2009	36,385	3.1	15,287	72.5	130

(1)         Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended December 31, 2010 was primarily due to decreased debt levels as compared to the three months ended December 31, 2009.

The basis point improvement in interest expense as a percent of consolidated revenues during the six months ended December 31, 2010 was due to the prior year comparable period including $12.8 million of make-whole payments and $5.2 million of interest rate settlement and other fees associated with the prepayment of private placement debt.

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

Interest Income and Other, net

Interest income and other, net for the three and six months ended December 31, 2010 and 2009 was as follows:

		Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$2,604	0.5%	$1,193	84.5%	30
2009	1,411	0.2	(2,051)	(59.2)	(40)
Six Months
2010	$3,381	0.3%	$(262)	(7.2)%	—
2009	3,643	0.3	(1,554)	(29.9)	(10)

(1)         Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2010 was primarily due to the quarterly interest payment of $0.7 million on the note receivable with the purchaser of Trade Secret.

Interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2010 was consistent with prior year interest income and other, net as a percent of consolidated revenues.

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

Income Taxes

Our reported effective income tax rate for the three and six months ended December 31, 2010 and 2009 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	Decrease
Three Months
2010	31.9%	(460)
2009	36.5	(3,020)
Six Months
2010	35.7%	(250)
2009	38.2	(13,020)

(1)         Represents the basis point change in income tax expense as a percent of income from continuing operations before income taxes and equity in income of affiliated companies as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three and six months ended December 31, 2010 was due primarily to certain discrete items and a shift in the mix of worldwide income to lower taxing jurisdictions.  The shift in the mix of worldwide income decreased the Company’s income tax provision for the three and six months ended December 31, 2010 by $0.7 million and decreased the effective income tax rate by 4.4 percent and 1.8 percent, respectively.

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

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income (loss) of affiliates, represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments, for the three and six months ended December 31, 2010 and 2009, was as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Equity in income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2010	$3,120	$463	17.4%
2009	2,657	4,995	213.6
Six Months
2010	$5,799	$85	1.5%
2009	5,714	7,560	409.5

The increase in equity in income during the three and six months ended December 31, 2010 was a result of an increase in EEG’s and Provalliance’s net income over the comparable prior period.

Prior to June 30, 2011, we expect to acquire an additional 17 percent equity interest in Provalliance for approximately $56 million (approximately € 40 million) in cash.  In connection with the acquisition of the additional 17 percent equity interest, the Company expects to reverse a portion of the Equity Put liability which we expect will result in a gain of approximately $1.0 to $3.0 million.  The gain will be recorded in the Equity in income of affiliated companies line item in our Condensed Consolidated Statement of Operations.

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

Income from Discontinued Operations

Income from discontinued operations for the three and six months ended December 31, 2010 and 2009 was as follows:

	Income from	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	discontinued operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2010	$—	$—	—%
2009	—	117,466	100.0
Six Months
2010	$—	$(3,161)	(100.0)%
2009	3,161	122,227	102.7

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

During the three months ended December 31, 2010, foreign currency translation had a favorable impact on consolidated revenues due to the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British Pound and Euro, as compared to the comparable prior period. For the six months ended December 31, 2010, foreign currency translation had an unfavorable impact as the strengthening of the United States dollar against the British pound and Euro had a slightly greater impact than the weakening of the United States dollar against the Canadian dollar. During the three and six months ended December 31, 2009, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar and Euro as compared to the comparable prior periods. The British pound strengthened for the three months ended December 31, 2009 which favorably impacted revenues and weakened for the six months ended December 31, 2009, which had an unfavorable impact on revenues.

	Impact on Revenues		Impact on Income Before Income Taxes
Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations	December 31, 2010	December 31, 2009	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Three Months
Canadian dollar	$1,940	$3,846	$273	$601
British pound	(1,235)	499	(34)	(194)
Euro	(203)	156	(59)	40
Total	$502	$4,501	$180	$447
Six Months
Canadian dollar	$3,808	$1,406	$540	$227
British pound	(3,309)	(5,636)	(154)	61
Euro	(438)	30	24	—
Total	$61	$(4,200)	$410	$288

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and six months ended December 31, 2010 and 2009 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same-Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2010	$501,449	$1,548	0.3%	(1.4)%
2009	499,901	(11,512)	(2.3)	(4.0)
Six Months
2010	$1,008,382	$(23,297)	(2.3)%	(1.6)%
2009	1,031,679	(9,669)	(0.9)	(4.4)

The percentage increase (decreases) during the three and six months ended December 31, 2010 and 2009 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	1.2%	0.8%	0.9%	1.2%
Organic	0.1	(3.4)	(2.0)	(1.8)
Foreign currency	0.4	0.8	0.4	0.2
Franchise revenues	—	—	—	—
Closed salons	(1.4)	(0.5)	(1.6)	(0.5)
	0.3%	(2.3)%	(2.3)%	(0.9)%

We acquired 76 North American salons during the twelve months ended December 31, 2010, including 49 franchise buybacks. The organic increase for the three months ended December 31, 2010 was primarily the result of the construction (net relocations) of 84 company-owned salons during the twelve months ended December 31, 2010, partially offset by same-store sales decrease of 1.4 percent. The organic decrease for the six months ended December 31, 2010 was primarily due to the completion of an agreement to supply the purchaser of Trade Secret product at cost and same-store sales decrease of 1.6 percent, partially offset by the construction (net relocation) of 84 company-owned salons during the twelve months ended December 31, 2010.  The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the six months ended December 31, 2009. The foreign currency impact during the three and six months ended December 31, 2010 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate. We closed 182 company-owned salons during the twelve months ended December 31, 2010.

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

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$52,987	10.6%	$(7,820)	(12.9)%	(160)
2009	60,807	12.2	(4,389)	(6.7)	(50)
Six Months
2010	$115,833	11.5%	$(7,593)	(6.2)%	(50)
2009	123,426	12.0	(6,576)	(5.1)	(50)

(1)         Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three and six months ended December 31, 2010 was primarily due to an unexpected increase in salon payroll expense as staffing was increased in preparation for the holiday season and same-store sales declined during the period, a planned increase in advertising expenditures for the Promenade and Regis salon concepts, and an increase in salon level telecommunications expense related to the Company’s internet in the salon initiative.  Also contributing to the decrease was an unfavorable adjustment in self insurance accruals compared to a favorable adjustment in the comparable prior period.  Partially offsetting the basis point decrease was improvement in retail product margin as a result of a reduction in commissions paid to new employees on retail product sales and an increase in sales of higher margin categories. In addition, for the six months ended December 31, 2010, the basis point decrease was partially offset by the completion of the agreement to supply the purchaser of Trade Secret product at cost.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended December 31, 2009 was primarily due to negative leverage in fixed cost categories due to negative same-store sales and higher self insurance expense. The Company recorded a reduction in self insurance accruals of $1.9 million in the three months ended December 31, 2009 compared to a $6.7 million reduction in the three months ended December 31, 2008.   The negative leverage for the three months ended December 31, 2009 was partially offset by the Company’s costs savings initiatives and gross margin improvement.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the six months ended December 31, 2009 was primarily due to negative leverage in fixed cost categories due to negative same-store sales and the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, higher self insurance expense (the Company recorded a reduction in self insurance accruals of $1.9 million in the six months ended December 31, 2009 compared to a $6.7 million reduction in the six months ended December 31, 2008), partially offset by the Company’s costs savings initiatives.

International Salons

International Salon Revenues.  Total international salon revenues for the three and six months ended December 31, 2010 and 2009 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2010	$37,077	$(3,269)	(8.1)%	(3.1)%
2009	40,346	(922)	(2.2)	(1.6)
Six Months
2010	$72,135	$(7,010)	(8.9)%	(2.4)%
2009	79,145	(10,570)	(11.8)	(3.2)

The percentage decreases during the three and six months ended December 31, 2010 and 2009 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	—%	—%	—%	—%
Organic	(1.5)	4.6	1.0	1.1
Foreign currency	(3.6)	1.6	(4.7)	(6.3)
Franchise revenues	—	—	—	—
Closed salons	(3.0)	(8.4)	(5.2)	(6.6)
	(8.1)%	(2.2)%	(8.9)%	(11.8)%

We did not acquire any international salons during the twelve months ended December 31, 2010. The organic decrease for the three months ended December 31, 2010 was primarily the result of the same-store sales decrease of 3.1 percent. The increase in organic for the six months ended December 31, 2010 was primarily the result of the rebranding of certain salons that had previously been operating under a different salon concept, partially offset by the same-store sales decrease of 2.4 percent.  The foreign currency impact during the three and six months ended December 31, 2010 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the comparable prior period.  We closed 27 company-owned salons during the twelve months ended December 31, 2010.

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

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$1,581	4.3%	$(330)	(17.3)%	(40)
2009	1,911	4.7	44,502	104.5	10,790
Six Months
2010	$3,767	5.2%	$2,985	381.7%	420
2009	782	1.0	41,676	101.9	4,660

(1)         Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income as a percent of international salon revenues during the three months ended December 31, 2010 was primarily due to a decline in product margins from mix play, as a larger than expected percentage of our product sales came from lower-margin products.  Partially offsetting the basis point decrease was leverage improvement in the fixed cost categories as a result of the Company’s fiscal year 2010 implementation to close underperforming salons.

The basis point improvement in international salon operating income as a percent of international salon revenues during the six months ended December 31, 2010 was primarily due to $3.6 million of lease termination costs recognized during the six months ended December 31, 2009 associated with the Company’s planned closure of underperforming salons.

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

Hair Restoration Centers

Hair Restoration Revenues. Total hair restoration revenues for the three and six months ended December 31, 2010 and 2009 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales Increase
Periods Ended December 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2010	$35,846	$728	2.1%	0.8%
2009	35,118	373	1.1	0.1
Six Months
2010	$72,100	$2,009	2.9%	1.2%
2009	70,091	199	0.3	(0.9)

The percentage increases (decreases) during the three and six months ended December 31, 2010 and 2009, were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2010	2009	2010	2009
Acquisitions (previous twelve months)	0.8%	—%	0.4%	0.4%
Organic	0.5	1.4	1.6	0.3
Franchise revenues	0.8	(0.3)	0.9	(0.4)
	2.1%	1.1%	2.9%	0.3%

We acquired one hair restoration center through franchise buyback during the twelve months ended December 31, 2010.  The increase in organic was primarily due to same-store sales increases of 0.8 and 1.2 percent during the three and six months ended December 31, 2010 and one new corporate location that was constructed during the twelve months ended December 31, 2010.

We did not acquire any hair restoration centers through franchise buybacks during the twelve months ended December 31, 2009.  Hair restoration revenues increased during the three and six month periods ended December 31, 2009 due to the construction of one new corporate location during the twelve months ended December 31, 2009. Organic increased due to the one new corporate location and same-store sales increases of 0.1 percent during the three months ended December 31, 2009.

Hair Restoration Operating Income. Operating income for our hair restoration centers for the three and six months ended December 31, 2010 and 2009 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2010	$5,132	14.3%	$(40)	(0.8)%	(40)
2009	5,172	14.7	(1,181)	(18.6)	(360)
Six Months
2010	$11,337	15.7%	$578	5.4%	30
2009	10,759	15.4	(1,513)	(12.3)	(220)

(1)         Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended December 31, 2010 is primarily due to an increase in health insurance expense and in the cost of hair systems. The basis point increase in hair restoration operating income as a percent of hair restoration revenues during the six months ended December 31, 2010 is primarily due to a benefit related to a favorable ruling on a state sales tax issue, partially offset by the increase in health insurance expense and in the cost of hair systems.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

		Basis Point
Periods Ended	Debt to Capitalization	Decrease (1)
December 31, 2010	27.5%	(280)
June 30, 2010	30.3	(1,380)

(1)         Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of December 31, 2010 compared to June 30, 2010 was primarily due to decreased debt levels stemming from the repayment of private placement debt and the impact of net income and foreign currency translation during the six months ended December 31, 2010.

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

Total assets at December 31, 2010 and June 30, 2010 were as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2010	2010	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,938,532	$1,919,572	$18,960	1.0%

(1)         Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2010, total assets increased as a result of cash flows from operations.

Total shareholders’ equity at December 31, 2010 and June 30, 2010 was as follows:

	December 31,	June 30,	$ Increase Over	% Increase Over
	2010	2010	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$1,065,120	$1,013,293	$51,827	5.1%

(1)            Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2010, equity increased primarily as a result of net income and foreign currency translation.

Cash Flows

The cash flow presentation below for the six months ended December 31, 2010 and 2009 includes continuing and discontinued operations.

Operating Activities

Net cash provided by operating activities was $102.8 and $77.3 million during the six months ended December 31, 2010 and 2009, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2010	2009
	(Dollars in thousands)
Net income	$32,825	$25,926
Depreciation and amortization	52,241	54,701
Equity in income of affiliated companies	(5,799)	(5,714)
Deferred income taxes	628	(3,240)
Impairment on discontinued operations	—	(154)
Receivables	(4,592)	19,925
Inventories	(5,627)	(1,689)
Income tax receivable	21,575	11,854
Other current assets	6,672	4,935
Other assets	(2,046)	(32,063)
Accounts payable and accrued expenses	(10,562)	(9,092)
Other non-current liabilities	8,700	4,330
Other	8,818	7,602
	$102,833	$77,321

During the six months ended December 31, 2010, cash provided by operating activities was higher than the corresponding period of the prior fiscal year primarily due to income tax payments received and the $4.1 million dividend from EEG.

Investing Activities

Net cash used in investing activities was $38.8 and $8.9 million during the six months ended December 31, 2010 and 2009, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2010	2009
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(16,438)	$(19,098)
Capital expenditures for the corporate office (including all technology-related expenditures)	(9,917)	(2,202)
Capital expenditures for new salon construction	(4,308)	(3,046)
Proceeds from sale of assets	19	32
Business and salon acquisitions	(8,106)	(684)
Proceeds from loans and investments	15,000	16,099
Disbursements for loans and investments	(15,000)	—
	$(38,750)	$(8,899)

During the six months ended December 31, 2010, cash used in investing activities was greater than the corresponding period of the prior fiscal year due to an increase in capital expenditures and acquisitions and a disbursement of $15.0 million on the revolving credit facility with EEG.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Six Months Ended December 31, 2010		For the Six Months Ended December 31, 2009
	Constructed	Acquired	Constructed	Acquired
Regis Salons	7	9	6	2
MasterCuts	3	—	6	—
SmartStyle	45	—	64	—
Supercuts	7	—	7	—
Promenade	12	17	12	—
International	7	—	—	—
	81	26	95	2

Financing Activities

Net cash used in financing activities was $46.4 and $2.0 million during the six months ended December 31, 2010 and 2009, respectively, was the result of the following:

	For the Six Months Ended December 31,
Financing Cash Flows	2010	2009
	(Dollars in thousands)
Net payments on revolving credit facilities	$—	$(5,000)
Net payments of long-term debt	(42,592)	(313,289)
Proceeds from the issuance of long-term debt, net of underwriting discount	—	167,325
Proceeds from the issuance of common stock, net of underwriting discount	691	156,436
Excess tax benefits from stock-based compensation plans	67	—
Dividend paid	(4,599)	(4,569)
Other	—	(2,878)
	$(46,433)	$(1,975)

During the six months ended December 31, 2010, cash was used in financing activities due to the repayments on long-term debt and dividends paid. During the six months ended December 31, 2009, cash flows from financing activities were essentially flat due to the $167.3 and $156.4 million of proceeds from the issuances of convertible debt and common stock, respectively, offset by the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the six months ended December 31, 2010 consisted of 33 franchise buybacks and 26 acquired corporate salons. The acquisitions during the six months ended December 31, 2009 consisted of six franchise buybacks and two acquired corporate salons. The acquisitions were funded primarily from operating cash flow.

Prior to June 30, 2011, we expect to acquire an additional 17 percent equity interest in Provalliance for approximately $56 million (approximately € 40 million) in cash.  We do not expect this planned purchase to impact the sufficiency of our liquidity or cash resources.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and six months ended December 31, 2010.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2010.

Dividends

We paid dividends of $0.08 per share during the six months ended December 31, 2010 and 2009. On January 31, 2011, our Board of Directors declared a $0.06 per share quarterly dividend payable February 24, 2011 to shareholders of record on February 10, 2011.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include, competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue target is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at December 31, 2010 and June 30, 2010, respectively, the Company had the following outstanding debt balances:

	December 31,	June 30,
	2010	2010
	(Dollars in thousands)
Fixed rate debt	$359,145	$395,029
Floating rate debt	45,000	45,000
	$404,145	$440,029

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company’s variable rate debt typically represents 35.0 to 45.0 percent of the total debt portfolio.  As of December 31, 2010, the variable rate debt represented approximately 11.0 percent of the total debt portfolio.  The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2010 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and six months ended December 31, 2010.

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

During fiscal year 2010, the Company recorded a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters. Additionally, the Company has commitment to provide discount coupons. As of December 31, 2010, there was a $4.3 million remaining liability recorded within accrued expenses related to the settlements.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and six months ended December 31, 2010 declined 1.3 and 1.4 percent, respectively, compared to the three and six months ended December 31, 2009. We impaired $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concept that has the highest likelihood of impairment is Promenade.

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

We have outstanding accounts and notes receivable subject to collectability. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected. For example, as of December 31, 2010, $31.5 million, net, was due to the Company from the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy. The Company has a security interest in the assets of the purchaser of Trade Secret, that the Company believes fully collateralizes the $31.5 million. Should the collateral decline there is a risk the Company may need to record reserves in future quarters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2010.

Item 4.  Reserved

Item 6.  Exhibits

Exhibit 10.1

Regis Corporation Amended and Restated 2004 Long Term Incentive Plan, incorporated by reference to Appendix A to the Proxy Statement on DEF 14A filed on September 14, 2010 in connection with the Company’s 2010 Annual Meeting.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS **	XBRL Instance Document

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB **	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition Linkbase

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

REGIS CORPORATION

Date: February 9, 2011	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal
accounting officer