Form 10-Q
period 2011-03-31
REGIS CORP
filed 2011-05-10
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2011:

Common Stock, $.05 par value	57,768,805
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As Of March 31, 2011 and June 30, 2010
(In thousands, except share data)

	March 31, 2011	June 30, 2010
ASSETS
Current assets:
Cash and cash equivalents	$145,464	$151,871
Receivables, net	27,217	24,312
Inventories	162,507	153,380
Deferred income taxes	17,103	16,892
Income tax receivable	55,910	46,207
Other current assets	31,656	36,203
Total current assets	439,857	428,865

Property and equipment, net	347,980	359,250
Goodwill	678,934	736,989
Other intangibles, net	113,726	118,070
Investment in and loans to affiliates	258,796	195,786
Other assets	78,664	80,612

Total assets	$1,917,957	$1,919,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$33,005	$51,629
Accounts payable	63,851	57,683
Accrued expenses	161,086	160,797
Total current liabilities	257,942	270,109

Long-term debt and capital lease obligations	371,286	388,400
Other noncurrent liabilities	239,308	247,770
Total liabilities	868,536	906,279
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,574,884 and 57,561,180 common shares at March 31, 2011 and June 30, 2010, respectively	2,879	2,878
Additional paid-in capital	340,667	332,372
Accumulated other comprehensive income	75,432	47,032
Retained earnings	630,443	631,011

Total shareholders’ equity	1,049,421	1,013,293

Total liabilities and shareholders’ equity	$1,917,957	$1,919,572

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended March 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Revenues:
Service	$440,109	$447,879
Product	131,350	129,949
Royalties and fees	9,808	9,743
	581,267	587,571
Operating expenses:
Cost of service	255,374	255,568
Cost of product	63,068	62,061
Site operating expenses	50,522	48,280
General and administrative	86,390	72,741
Rent	84,391	85,908
Depreciation and amortization	26,926	26,552
Goodwill impairment	74,100	35,277
Total operating expenses	640,771	586,387

Operating (loss) income	(59,504)	1,184

Other income (expense):
Interest expense	(8,337)	(9,039)
Interest income and other, net	(651)	3,125

Loss from continuing operations before income taxes and equity in (loss) income of affiliated companies	(68,492)	(4,730)

Income taxes	44,670	525
Equity in (loss) income of affiliated companies, net of income taxes	(1,513)	2,680

Net loss	$(25,335)	$(1,525)

Net loss per share:
Basic	$(0.45)	$(0.03)
Diluted	$(0.45)	$(0.03)

Weighted average common and common equivalent shares outstanding:
Basic	56,704	56,301
Diluted	56,704	56,301

Cash dividends declared per common share	$0.06	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Nine Months Ended March 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Revenues:
Service	$1,310,577	$1,332,282
Product	393,779	406,773
Royalties and fees	29,528	29,431
	1,733,884	1,768,486
Operating expenses:
Cost of service	754,580	760,349
Cost of product	188,069	203,976
Site operating expenses	150,128	147,365
General and administrative	236,312	217,912
Rent	254,734	257,298
Depreciation and amortization	79,167	81,253
Goodwill impairment	74,100	35,277
Lease termination costs	—	3,552
Total operating expenses	1,737,090	1,706,982

Operating (loss) income	(3,206)	61,504

Other income (expense):
Interest expense	(25,998)	(45,424)
Interest income and other, net	2,730	6,768

(Loss) income from continuing operations before income taxes and equity in income of affiliated companies	(26,474)	22,848

Income taxes	29,678	(10,002)
Equity in income of affiliated companies, net of income taxes	4,286	8,394

Income from continuing operations	7,490	21,240

Income from discontinued operations, net of income taxes (Note 2)	—	3,161

Net income	$7,490	$24,401

Net income per share:
Basic:
Income from continuing operations	0.13	0.38
Income from discontinued operations	—	0.06
Net income per share, basic	$0.13	$0.44

Diluted:
Income from continuing operations	0.13	0.38
Income from discontinued operations	—	0.06
Net income per share, diluted	$0.13	$0.44

Weighted average common and common equivalent shares outstanding:
Basic	56,672	55,572
Diluted	56,959	55,688

Cash dividends declared per common share	$0.14	$0.12

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Nine Months Ended March 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$7,490	$24,401
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	71,823	73,810
Amortization	7,344	7,443
Equity in income of affiliated companies	(4,286)	(8,394)
Dividends received from affiliated companies	6,051	1,569
Deferred income taxes	(15,283)	574
Impairment on discontinued operations	—	(154)
Goodwill impairment	74,100	35,277
Excess tax benefits from stock-based compensation plans	(67)	—
Stock-based compensation	7,156	6,934
Amortization of debt discount and financing costs	4,816	4,978
Other noncash items affecting earnings	1,943	(1,298)
Changes in operating assets and liabilities (1):
Receivables	(2,429)	(51)
Inventories	(6,919)	5,628
Income tax receivable	(8,070)	541
Other current assets	5,081	4,872
Other assets	1,545	(14,699)
Accounts payable	5,727	(2,844)
Accrued expenses	(1,703)	8,738
Other noncurrent liabilities	6,975	3,761
Net cash provided by operating activities	161,294	151,086

Cash flows from investing activities:
Capital expenditures	(48,617)	(36,768)
Proceeds from sale of assets	608	47
Asset acquisitions, net of cash acquired and certain obligations assumed	(16,296)	(2,702)
Proceeds from loans and investments	15,000	16,099
Disbursements for loans and investments	(72,301)	—
Freestanding derivative settlement	—	736
Net cash used in investing activities	(121,606)	(22,588)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	337,000
Payments on revolving credit facilities	—	(342,000)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	—	167,325
Repayments of long-term debt and capital lease obligations	(45,529)	(316,597)
Excess tax benefits from stock-based compensation plans	67	—
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	689	156,843
Dividends paid	(8,057)	(6,854)
Other	—	(2,878)
Net cash used in financing activities	(52,830)	(7,161)

Effect of exchange rate changes on cash and cash equivalents	6,735	5,030

(Decrease) increase in cash and cash equivalents	(6,407)	126,367

Cash and cash equivalents:
Beginning of period	151,871	42,538
End of period	$145,464	$168,905

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2011 and for the three and nine months ended March 31, 2011 and 2010, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2011 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited interim Condensed Consolidated Financial Statements of the Company as of March 31, 2011 and for the three and nine month periods ended March 31, 2011 and 2010 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated May 10, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 2000 Stock Option Plan (2000 Plan), although the 2000 Plan terminated in 2010. On October 28, 2010 our stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of the Company’s common stock authorized for issuance from 2,500,000 to 6,750,000. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock options and SARs expire ten years from the grant date. The stock-based awards, other than the RSUs, generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of grant. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting.  Unvested awards are subject to forfeiture in the event of termination of employment.  The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant.  The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.  The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients.

Total compensation cost for stock-based payment arrangements totaled $2.2 and $2.3 million for the three months ended March 31, 2011 and 2010, respectively, and $7.2 and $6.9 million for the nine months ended March 31, 2011 and 2010, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of March 31, 2011 were as follows:

Options	Shares	Weighted Average Exercise Price
	(In thousands)
Outstanding at June 30, 2010	980	$29.48
Granted	—	—
Exercised	(4)	15.09
Forfeited or expired	(4)	22.90
Outstanding at September 30, 2010	972	$29.56
Granted	—	—
Exercised	(42)	15.04
Forfeited or expired	(32)	15.90
Outstanding at December 31, 2010	898	$30.73
Granted	—	—
Exercised	—	—
Forfeited or expired	(9)	20.15
Outstanding at March 31, 2011	889	$30.84
Exercisable at March 31, 2011	620	$32.82

Outstanding options of 888,938 at March 31, 2011 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 4.8 years.  Exercisable options of 620,238 at March 31, 2011 had an intrinsic value of zero and a weighted average remaining contractual term of 3.5 years.  Of the outstanding and unvested options, 252,551 are expected to vest with a $26.59 per share weighted average grant price, a weighted average remaining contractual life of 7.6 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

A rollforward of RSAs/RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(In thousands)		(In thousands)
Balance, June 30, 2010	1,146	$24.70	1,110	$26.24
Granted	7	16.77	—	—
Vested/Exercised	3	19.50	—	—
Forfeited or expired	(18)	21.94	(21)	25.58
Balance, September 30, 2010	1,138	$24.68	1,089	$26.25
Granted	—	—	—	—
Vested/Exercised	(11)	21.31	—	—
Forfeited or expired	—	—	(13)	28.36
Balance, December 31, 2010	1,127	$24.71	1,076	$26.23
Granted	—	—	—	—
Vested/Exercised	3	20.96	—	—
Forfeited or expired	(43)	20.83	(37)	23.56
Balance, March 31, 2011	1,087	$24.85	1,039	$26.32

Outstanding and unvested RSAs of 872,429 at March 31, 2011 had an intrinsic value of $15.5 million and a weighted average vesting term of 1.6 years.  Of the outstanding and unvested awards, 831,382 are expected to vest with a total intrinsic value of $14.8 million.

Outstanding and unvested RSUs of 215,000 at March 31, 2011 had an intrinsic value of $3.8 million and a weighted average vesting term of 0.9 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,038,930 at March 31, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.8 years.  Exercisable SARs of 446,320 at March 31, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.6 years.  Of the outstanding and unvested rights, 576,381 are expected to vest with a $22.14 per share weighted average grant price, a weighted average remaining contractual life of 7.7 years and a total intrinsic value of zero.

During the three months ended March 31, 2011 the Company accelerated the vesting of 54,827 unvested RSAs held by the Company’s Chief Executive Officer until his last day of employment, which is expected to be February 8, 2012. As the fair value of the modified awards were less than the fair values of the original awards, the Company did not recognize any incremental compensation expense resulting from the modification.

During the three and nine months ended March 31, 2011 total cash received from the exercise of share-based instruments was zero and $0.7 million, respectively. During both of the three and nine month periods ended March 31, 2010, total cash received from the exercise of share-based instruments was $0.4 million.

As of March 31, 2011, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $19.7 million.  The related weighted average period over which such cost is expected to be recognized was approximately 2.8 years as of March 31, 2011.

The total intrinsic value of all stock-based compensation that was exercised during the three and nine months ended March 31, 2011 was zero and $0.2 million, respectively.  The total intrinsic value of all stock-based compensation that was exercised during both of the three and nine month periods ended March 31, 2010 was $0.1 million.

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

In the situations where a reporting unit’s carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values under the assumption of a taxable transaction. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

The Promenade salon concept reported same-store sales results of negative 3.3 percent for the three months ended March 31, 2011, which was unfavorable compared to the Company’s budgeted same-store sales. As visitation patterns have not been rebounding as quickly as the Company had originally projected for fiscal year 2011, the Company reduced the budgeted financial projections for fiscal year 2012. The projections assume that the Promenade salon concept remains a strong viable business but will have a slow recovery.  As a result of the lowered projections, the estimated fair value of the Promenade salon concept decreased to a level below the Promenade salon concept’s carrying value.

As a result of the Company’s annual impairment testing of goodwill during the third quarter of fiscal year 2011, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Promenade salon concept.  After the impairment charge the Promenade salon concept reporting unit had $240.6 million of goodwill as of March 31, 2011.

As of March 31, 2011, the estimated fair values of the Hair Restoration Centers and Regis salon concept reporting units exceeded their respective carrying values by approximately 9.0 and 18.0 percent, respectively. The fair values of the Company’s remaining reporting units exceeded their respective carrying values by greater than 20.0 percent. While the Company has determined the estimated fair values of the Promenade, Regis and Hair Restoration Centers reporting units to be appropriate based on the projected level of revenue growth, operating income and cash flows, it is reasonably likely that the Promenade, Regis and Hair Restoration Centers reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of these reporting units are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept, Regis salon concept, and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

As part of the Company’s annual impairment testing as of March 31, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

As a result of the Company’s annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

A summary of the Company’s goodwill balance as of March 31, 2011 and June 30, 2010 by reporting unit is as follows:

Reporting Unit	As of March 31, 2011	As of June 30, 2010
	(Dollars in thousands)
Regis	$103,741	$102,180
MasterCuts	4,652	4,652
SmartStyle	48,875	48,280
Supercuts	128,239	121,693
Promenade	240,626	309,804
Total North America Salons	526,133	586,609
Hair Restoration Centers	152,801	150,380
Consolidated Goodwill	$678,934	$736,989

Recent Accounting Standards Adopted by the Company:

Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to the credit quality of financing receivables and the allowance for credit losses. The guidance requires disclosures on a disaggregated basis on two defined levels: (1) portfolio segment; and (2) class of financing receivable. The guidance amends existing disclosures to require an entity to provide the following disclosures on a disaggregated basis: rollforward schedule of the allowance for credit losses from the beginning to the end of the reporting period on a portfolio segment basis, the related recorded investment in financing receivables for each disaggregated ending balance, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables. Additionally, the guidance requires, among other things, new disclosures on the credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables and the aging of past due financing receivables at the end of the reporting period by class of financing receivables. The new and amended disclosures presented as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The new and amended disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company is in compliance with the new disclosure requirements.

Disclosures about Fair Value of Financial Instruments

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a rollforward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).

The Company adopted the new disclosure guidance on January 1, 2010 and the disclosure on the rollforward activities for Level 3 fair value measurements will be adopted by the Company on July 1, 2011.

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

The Company concluded that Trade Secret qualified as held for sale as of December 31, 2008, under accounting for the impairment or disposal of long-lived asset guidance, and is presented as discontinued operations in the Condensed Consolidated Statements of Operations for all periods presented. The operations and cash flows of Trade Secret have been eliminated from ongoing operations of the Company and there will be no significant continuing involvement in the operations after disposal pursuant to guidance in determining whether to report discontinued operations. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. Under this agreement, the Company recognized $20.0 million of product revenues on the supply of product sold to the purchaser of Trade Secret during the nine months ended March 31, 2010, and $1.9 million of other income related to the administrative services during the nine months ended March 31, 2010. The agreement was substantially complete as of September 30, 2009.

Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.6 and $1.0 million of other income related to warehouse services during the three months ended March 31, 2011 and 2010, respectively. During the nine months ended March 31, 2011 and 2010, the Company recognized $2.0 and $2.1 million, respectively, of other income related to warehouse services.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	March 31, 2011	June 30, 2010
		(Dollars in thousands)
Carrying value:
Warehouse services	Receivables, net	$225	$359
Note receivable, current	Other current assets	1,655	2,838
Note receivable, current valuation allowance	Other current assets	(1,655)	(611)
Note receivable, long-term	Other assets	31,526	29,000
Note receivable, long-term valuation allowance	Other assets	(9,299)	—
Total note receivable, net		$22,452	$31,586

During fiscal year 2010, the Company entered into a formal note receivable agreement with the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy. The purchaser of Trade Secret emerged from bankruptcy in October 2010 and in conjunction, the note receivable agreement was amended. The note receivable agreement accrues interest at 8.0 percent which is payable quarterly beginning in December 2010. Principal payments of $0.5 million are due quarterly beginning in December 2011 with the remainder of the principal due in September 2015.

During the three months ended March 31, 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable, the fair value of the collateral decreased to a level below the carrying value of the outstanding note receivable, and the purchaser of Trade Secret provided the Company with a new five year business plan that was well below the purchaser of Trade Secret’s original projections.  Due to these factors that occurred during the three months ended March 31, 2011, the Company evaluated the note receivable for impairment based on a probability weighted expected future cash flow analysis.  During the three months ended March 31, 2011, the Company recorded a $9.0 million valuation reserve for the excess of the carrying value of the note receivable over the present value of expected future cash flows. Should the expected future cash flows continue to decline, there is a risk the Company may need to record additional reserves in future quarters.

The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010, has recorded a valuation allowance of $2.0 million as of March 31, 2011 related to the accrued interest, and will use the cash basis method for recognizing future interest income. During the three and nine months ended March 31, 2011, the Company received a quarterly interest payment from the purchaser of Trade Secret totaling zero and $0.7 million, respectively.

The following table summarizes the activity in the valuation allowance related to the note receivable with the purchaser of Trade Secret:

Valuation Allowance	For the Nine Months Ended March 31, 2011
(Dollars in thousands)
Balance at July 1, 2010	$(611)
Provision associated with nonaccrual status of interest income	(688)
Cash payments	—
Balance at September 30, 2010	$(1,299)
Provision associated with nonaccrual status of interest income	(670)
Cash payments	670
Balance at December 31, 2010	$(1,299)
Provision associated with nonaccrual status of interest income	(655)
Valuation allowance	(9,000)
Cash payments	—
Balance at March 31, 2011	$(10,954)

The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret’s economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company’s involvement with Trade Secret is the carrying value of the amount due from the purchaser of Trade

Secret and the guarantee of less than 30 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be reasonably possible.

The income from discontinued operations is summarized below:

	For the Nine Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Income from discontinued operations, before income taxes	$—	$154
Income tax benefit on discontinued operations	—	3,007
Income from discontinued operations, net of income taxes	$—	$3,161

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,704	56,301	56,672	55,572
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	—	287	116
Weighted average shares for diluted earnings per share	56,704	56,301	56,959	55,688

(1)          For the three months ended March 31, 2011 and 2010, 355 and 220 common stock equivalents of potentially dilutive common stock, respectively, were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	872	821	872	821
RSUs (1)	215	215	215	215
	1,087	1,036	1,087	1,036
Diluted earnings per share:
Stock options (2)	889	770	889	770
SARs (2)	1,039	1,108	1,039	1,108
RSAs (2)	—	157	104	189
Shares issuable upon conversion of debt (2)	11,158	11,158	11,158	10,588
	13,086	13,193	13,190	12,655

(1)            Shares were not vested

(2)            Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the nine months ended March 31, 2011 was due to the following:

(Dollars in thousands)
Balance, June 30, 2010	$332,372
Stock-based compensation	7,156
Exercise of stock options	689
Franchise stock incentive plan	389
Tax benefit realized upon exercise of stock options	67
Other	(6)
Balance, March 31, 2011	$340,667

Comprehensive (Loss) Income:

Components of comprehensive (loss) income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three and nine months ended March 31, 2011 and 2010 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net (loss) income	$(25,335)	$(1,525)	$7,490	$24,401
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	40	(28)	(55)	2,588
Cumulative foreign currency translation	10,903	(3,754)	28,455	8,407
Total comprehensive (loss) income	$(14,392)	$(5,307)	$35,890	$35,396

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available.  In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables set forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2011	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$26	$—	$26	$—

LIABILITIES
Current liabilities
Derivative instruments	$596	$—	$596	$—

Non-current liabilities
Derivative instruments	$306	$—	$306	$—
Equity put option	22,192	—	—	22,192

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2010	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$274	$—	$274	$—
Preferred shares	3,502	—	—	3,502

LIABILITIES
Current liabilities
Derivative instruments	$401	$—	$401	$—

Non-current liabilities
Derivative instruments	$1,039	$—	$1,039	$—
Equity put option	22,009	—	—	22,009

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three and nine months ended March 31, 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains (losses):
Included in other comprehensive income	230	2,514
Balance at September 30, 2010	$3,732	$24,523
Total realized and unrealized gains (losses):
Included in other comprehensive income	99	(441)
Balance at December 31, 2010	$3,831	$24,082
Total realized and unrealized gains (losses):
Included in other comprehensive income	(83)	1,333
Included in equity in loss of affiliated companies	—	(2,509)
Transfer out of Level 3	—	(714)
Other than temporary impairment	(3,748)	—
Balance at March 31, 2011	$—	$22,192

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2009	$—	$24,161
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	1,029
Balance at September 30, 2009	$—	$25,190
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	(551)
Balance at December 31, 2009	$—	$24,639
Total realized and unrealized gains (losses):
Included in other comprehensive income	—	(1,407)
Additions to Level 3	3,362	—
Balance at March 31, 2010	$3,362	$23,232

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

Equity put option. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. In March 2011, a portion of the Equity Put was settled. See further discussion within Note 6 to the Condensed Consolidated Financial Statements. The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.

Preferred shares. The Company has preferred shares in Yamano Holding Corporation. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Condensed Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. The Company recorded an other than temporary impairment for the full carrying value of the preferred shares during the three months ended March 31, 2011. See further discussion within Note 6 to the Condensed Consolidated Financial Statements.

Financial instruments. In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of March 31, 2011.  At March 31, 2011, the estimated fair values and carrying amounts of debt were $423.6 and $404.3 million, respectively.  The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. The estimated fair values during the three months ended March 31, 2011 were as follows:

		Level 1	Level 2	Level 3	Total Losses
		(Dollars in thousands)
Assets
Goodwill - Promenade	$240,626	$—	$—	$240,626	$(74,100)

During the three months ended March 31, 2011, goodwill of the Promenade salon concept with a carrying value of $315.0 million was written down to its implied fair value of $240.9 million, resulting in an impairment charge of $74.1 million. See Note 1 to the Condensed Consolidated Financial Statements for further information.

During the three months ended March 31, 2010, goodwill of the Regis salon concept with a carrying value of $136.6 million was written down to its implied fair value of $101.3 million, resulting in an impairment charge of $35.3 million.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2011 and June 30, 2010:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2010	$700,012	$41,661	$150,380	$892,053
Accumulated impairment losses	(113,403)	(41,661)	—	(155,064)
Net goodwill at June 30, 2010	586,609	—	150,380	736,989
Goodwill acquired (1)	8,804	—	2,419	11,223
Translation rate adjustments	4,820	—	2	4,822
Goodwill impairment (2)	(74,100)	—	—	(74,100)
Gross goodwill at March 31, 2011	713,636	41,661	152,801	908,098
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)
Net goodwill at March 31, 2011	$526,133	$—	$152,801	$678,934

(1)          See Note 6 to the Condensed Consolidated Financial Statements.

(2)          As a result of the Company’s annual impairment testing of goodwill during the three months ended March 31, 2011, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon concept.

The table below presents other intangible assets as of March 31, 2011 and June 30, 2010:

	March 31, 2011			June 30, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,270	$(13,794)	$66,476	$79,596	$(12,139)	$67,457
Customer lists	53,252	(32,738)	20,514	52,045	(28,652)	23,393
Franchise agreements	22,177	(8,626)	13,551	21,245	(7,543)	13,702
Lease intangibles	14,942	(4,979)	9,963	14,674	(4,360)	10,314
Non-compete agreements	351	(213)	138	320	(146)	174
Other	4,391	(1,307)	3,084	6,755	(3,725)	3,030
	$175,383	$(61,657)	$113,726	$174,635	$(56,565)	$118,070

All intangible assets have been assigned an estimated finite useful life and are amortized over the number of years that approximate their respective useful lives (ranging from one to 39 years). The cost of intangible assets is amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in total and by major intangible asset class, are as follows:

	Weighted Average Amortization Period
	March 31, 2011	June 30, 2010
	(In years)
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	5
Other	25	18
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during each of the three months ended March 31, 2011 and 2010 and $7.3 and $7.4 million during the nine months March 31, 2011 and 2010, respectively.  As of March 31, 2011, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2011 (Remainder: three-month period)	$2,508
2012	9,702
2013	9,389
2014	9,173
2015	6,147

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the nine months ended March 31, 2011 and 2010, the Company made salon and hair restoration center acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2011 and 2010 and the allocation of the purchase prices were as follows:

	For the Nine Months Ended March 31,
Allocation of Purchase Prices	2011	2010
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$16,296	$2,702
Liabilities assumed or payable	639	—
	$16,935	$2,702
Allocation of the purchase prices:
Current assets	$611	$156
Property and equipment	3,898	662
Goodwill	11,223	1,842
Identifiable intangible assets	1,934	124
Accounts payable and accrued expenses	(489)	(82)
Other noncurrent liabilities	(242)	—
	$16,935	$2,702

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

During the nine months ended March 31, 2011 and 2010, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of March 31, 2011 and June 30, 2010:

	March 31, 2011	June 30, 2010
	(Dollars in thousands)
Empire Education Group, Inc.	$103,443	$102,882
Provalliance	147,321	75,481
MY Style	2,759	12,116
Hair Club for Men, Ltd.	5,273	5,307
	$258,796	$195,786

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. This transaction leverages EEG’s management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. EEG operates 102 accredited cosmetology schools. EEG’s financial results for the nine months ended March 31, 2011 were gross revenues of approximately $145 million, gross profit of approximately $54 million, operating income of approximately $15 million and net income of approximately $9 million.

At March 31, 2011, the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of March 31, 2011. The Company reviews the outstanding loan with EEG for changes in circumstances or the occurrence of events that suggest the Company’s loan may not be recoverable. The $21.4 million outstanding loan with EEG as of March 31, 2011 is in good standing with no associated valuation allowance. During each of the three and nine month periods ended March 31, 2011 and 2010, the Company recorded $0.2 and $0.6 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the nine months ended March 31, 2011 and 2010, the Company recorded $4.7 and $4.2 million of equity earnings related to its investment in EEG, respectively. EEG declared and distributed a dividend during the nine months ended March 31, 2011 for which the Company received $4.1 million in cash and recorded dividend tax expense of $0.3 million.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2011.

The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, was included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company’s consolidated statement of operations.  See discussion below on the change in the fair value of the Equity Put during the nine months ended March 31,

2011.  Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded an increase of $3.4 million and decrease of $0.9 million in the Equity Put related to foreign currency translation during the nine months ended March 31, 2011 and 2010, respectively. See further discussion within Note 4 to the Condensed Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

In December 2010, a portion of the Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for approximately $57 million (approximately € 40 million), bringing the Company’s total equity interest to approximately 47 percent. Upon the acquisition of the additional ownership interest, the Company recognized a net gain of approximately $2.5 million representing the reversal of the Equity Put liability that was extinguished upon settlement, partially offset by an increase in the Equity Put liability for the remainder of the Provalliance equity interest. The Company’s liability under the Equity Put to purchase the remainder of the equity interest in Provalliance continues to exist through 2018 and is valued at $22.2 million as of March 31, 2011.

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

As of March 31, 2011, the Company reassessed the consolidation of variable interest entities guidance to determine whether the Company will now be considered the primary beneficiary of the VIE. Consistent with the previous assessment, the Company has determined the Frank Provost Group continues to meet the power criterion and is considered the primary beneficiary of Provalliance.

The tables below contain details related to the Company’s investment in Provalliance:

Impact on Condensed Consolidated Balance Sheet

		Carrying Value at
	Classification	March 31, 2011	June 30, 2010
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$147,321	$75,481
Equity put option	Other noncurrent liabilities	22,192	22,009

Impact on Condensed Consolidated Statement of Operations

		For the Three Months Ended March 31,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in (loss) income of affiliates companies, net of income taxes	$4,935	$929

Impact on Condensed Consolidated Statement of Operations

		For the Nine Months Ended March 31,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliates companies, net of income taxes	$7,991	$3,536

Impact on Condensed Consolidated Statement of Cash Flows

		For the Nine Months Ended March 31,
	Classification	2011	2010

Equity in income, net of income taxes	Equity in income of affiliated companies	$(7,991)	$(3,536)
Cash dividends received	Dividends received from affiliated companies	1,224	1,141

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

The Company determined that the March 2010 modifications were minor and the loan modification should not be treated as an extinguishment. The preferred shares will be accounted for as an available for sale debt security.

Due to the natural disasters in Japan that occurred in March 2011, the Company was required to assess the preferred shares and premium for other than temporary impairment. The fair value of the collateral which is the equity value of MY Style, declined due to changes in projected revenue growth rates after the natural disasters. As MY Style is highly leveraged, any change in growth rates has a significant impact on fair value. The estimated fair value was negligible as of March 31, 2011. The Company recorded an other than temporary impairment during the three months ended March 31, 2011 for the carrying value of the preferred shares and premium of $3.7 million (326,700,000 Yen) and $5.0 million (435,000,000 Yen), respectively.

As of March 31, 2011, the principal amount outstanding under the Exchangeable Note is $2.4 million (200,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $2.4 million outstanding Exchangeable Note with Yamano as of March 31, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the nine months ended March 31, 2011 and 2010.

MY Style Note.  As of March 31, 2011, the principal amount outstanding under the MY Style Note is $1.9 million (156,492,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.9 million outstanding note with MY Style as of March 31, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the nine months ended March 31, 2011 and 2010.

As of March 31, 2011, $1.9 and $2.8 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in and loans to affiliates, respectively, representing the Company’s Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction (loss) gain recorded through other income was $(1.1) and $1.0 million during the nine months ended March 31, 2011 and 2010, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the nine months ended March 31, 2011 and 2010 the Company recorded income of $0.4 and $0.7 million, respectively, and received cash dividends of $0.7 and $0.4 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

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

The Company uses interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of March 31, 2011, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts pay fixed rates of interest and receive variable rates of interest. The contracts and related debt have maturity dates between fiscal year 2012 and 2013.

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

In November 2009, the Company terminated its freestanding derivative contract on its remaining payments on the MY Style Note and recorded a gain of $0.7 million.  The contract was settled in cash, discounted to present value. Gains and losses over the life of the contract were recognized currently in earnings in conjunction with marking the contract to fair value.  A loss of $0.2 million was recognized during the nine months ended March 31, 2010.

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of March 31, 2011 and June 30, 2010:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	March 31, 2011	June 30, 2010	Classification	March 31, 2011	June 30, 2010
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$(306)	$(1,039)
Forward foreign currency contracts	Other current assets	$—	$274	Other current liabilities	$(596)	$—

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$26	$—	Other current liabilities	$—	$(401)
Total		$26	$274		$(902)	$(1,440)

The tables below sets forth the (gain) or loss on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Condensed Consolidated Balance Sheet for the three and nine months ended March 31, 2011 and 2010. The tables also sets forth the (gain) or loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the nine months ended March 31, 2011 and 2010 within the following line items in the Condensed Consolidated Statement of Operations.

	(Gain) / Loss Recognized in Other Comprehensive Income Nine Months Ended March 31,		(Gain) / Loss Reclassified from Accumulated Other Comprehensive Income into Income Nine Months Ended March 31,
Type	2011	2010	Classification	2011	2010
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$(448)	$(2,805)		$—	$—
Forward foreign currency contracts	455	733	Cost of sales	48	(274)
Treasury lock contracts	—	(242)	Interest income	—	—
Total	$7	$(2,314)		$48	$(274)

As of March 31, 2011 the Company estimates that it will reclassify into earnings during the next twelve months a gain of approximately $0.7 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (gain) or loss on the Company’s derivative instruments for the nine months ended March 31, 2011 and 2010 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on Income at March 31,
Type	Classification	2011	2010
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(426)	$301

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

The activity reflected in the accrual for lease termination costs is as follows:

	For the Nine Months Ended March 31,
Accrual for Lease Terminations	2011	2010
	(Dollars in thousands)
Balance at July 1,	$1,386	$2,760
Provision for lease termination costs:
Provisions associated with store closings	—	3,552
Cash payments	(824)	(1,026)
Balance at September 30,	$562	$5,286
Provision for lease termination costs:
Provisions associated with store closings	—	—
Cash payments	(114)	(1,377)
Balance at December 31,	$448	$3,909
Provision for lease termination costs:
Provisions associated with store closings	—	—
Cash payments	(91)	(453)
Balance at March 31,	$357	$3,456

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

During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the three months ended March 31, 2011, the final payments aggregating $4.3 million were made.

10.          FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s debt for the nine months ending March 31, 2011 and 2010:

	For the Nine Months Ended March 31,
Total Debt	2011	2010
	(Dollars in Thousands)
Balance at June 30,	$440,029	$634,307
Net payments on revolving credit facilities	—	(5,000)
Issuance of convertible debt	—	172,500
Repayment of long-term debt and capital lease obligations	(3,334)	(301,004)
Debt discount	—	(24,696)
Amortization of debt discount	1,086	868
Other (debt primarily associated with capital lease obligations)	1,888	1,736
Balance at September 30,	$439,669	$478,711
Net payments on revolving credit facilities	—	—
Repayment of long-term debt and capital lease obligations	(39,258)	(12,285)
Amortization of debt discount	1,110	984
Other (debt primarily associated with capital lease obligations)	2,624	2,931
Balance at December 31,	$404,145	$470,341
Net payments on revolving credit facilities	—	—
Repayment of long-term debt and capital lease obligations	(2,937)	(3,308)
Amortization of debt discount	1,134	1,041
Other (debt primarily associated with capital lease obligations)	1,949	1,802
Balance at March 31,	$404,291	$469,876

In July 2009, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement. The amendments included increasing the Company’s minimum net worth covenant from $675.0 million to $800.0 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company’s Restricted Payments (as defined in the agreement) to $20.0 million if the Company’s Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 million to $300.0 million and the amendments to the Restated Private Shelf Agreement included the addition of one year after the amendment effective date, a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent.

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

The following table provides equity and debt information for the convertible senior notes:

	For the Nine Months Ended March 31,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in Thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(17,410)	(21,803)
Net carrying amount of convertible debt	$155,090	$150,697

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Nine Months Ended March 31,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$6,469	$6,109
Interest cost related to amortization of the discount	3,329	2,893
Total interest cost	$9,798	$9,002

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

During the three and nine months ended March 31, 2011, the Company’s continuing operations recognized a tax benefit of $44.7 and $29.7 million, respectively, with corresponding effective tax rates of 65.2 and 112.1 percent. The tax benefit (expense) for the three and nine months ended March 31, 2010 was $0.5 and $(10.0) million, respectively, with corresponding effective tax rates of 11.1 and 43.8 percent. The effective income tax rate for the three and nine months ended March 31, 2011 was negatively impacted by the $74.1 million impairment of goodwill in the North American segment which is only partially deductible for tax purposes.  The deductible portion of the goodwill impairment resulted in the Company recording a $49.2 million income tax benefit during the three and nine months ended March 31, 2011. Due to accounting for income taxes guidance, the tax impact of the goodwill impairment is recorded through the effective tax rate and therefore, impacts both the third and fourth quarter of fiscal year 2011. The Company anticipates the annual income tax benefit of the goodwill impairment to be $27.8 million. Accordingly the Company expects to reverse $21.4 million of the benefit recorded in the third quarter during the fourth quarter of fiscal year 2011.

The effective tax rate during the three and nine months ended March 31, 2010 was negatively impacted by the $35.3 million impairment of goodwill in the North American segment which is only partially deductible for tax purposes.  Offsetting the goodwill impairment was the release of approximately $2.9 million in reserves for uncertain tax positions related to the expiration of the statute of limitations on tax years previously open for audit. During the quarter ended March 31, 2010, the Company recorded a $0.9 million adjustment to correct its prior year income tax balances.  The Company’s income tax provision for the nine months ended March 31, 2010 was also impacted by a $0.4 million adjustment recorded in the three months ended September 30, 2009 to correct prior year deferred income tax balances.   The Company does not believe the adjustments are material to the three and nine months ended March 31, 2010 results of operations or its financial position or results of operations of any prior periods.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended March 31, 2011.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months; however, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2007 and after remain open for federal tax audit. The Company’s United States federal income tax returns for the years 2007 through 2009 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2006. However, the Company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

12.          SEGMENT INFORMATION:

As of March 31, 2011, the Company owned, franchised, or held ownership interests in approximately 12,700 worldwide locations. The Company’s locations consisted of 9,430 North American salons (located in the United States, Canada and Puerto Rico), 402 international salons, 96 hair restoration centers and approximately 2,760 locations in which the Company maintains an ownership interest.

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

The Company’s company-owned and franchise hair restoration centers are located in the United States and Canada. The Company’s hair restoration centers offer three hair restoration solutions: hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer. Hair restoration centers are located primarily in office and professional buildings within larger metropolitan areas.

Based on the way the Company manages its business, it has reported its North American salons, international salons and hair restoration centers as three separate reportable segments.

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	March 31, 2011	June 30, 2010
	(Dollars in thousands)
North American salons	$954,790	$992,410
International salons	89,476	74,633
Hair restoration centers	299,943	284,615
Unallocated corporate	573,748	567,914
Consolidated	$1,917,957	$1,919,572

	For the Three Months Ended March 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$398,731	$24,550	$16,828	$—	$440,109
Product	101,907	10,985	18,458	—	131,350
Royalties and fees	9,201	—	607	—	9,808
	509,839	35,535	35,893	—	581,267
Operating expenses:
Cost of service	233,404	12,153	9,817	—	255,374
Cost of product	51,209	5,885	5,974	—	63,068
Site operating expenses	46,932	2,244	1,346	—	50,522
General and administrative	30,771	2,915	10,507	42,197	86,390
Rent	72,577	9,006	2,297	511	84,391
Depreciation and amortization	18,347	1,069	3,195	4,315	26,926
Goodwill impairment	74,100	—	—	—	74,100
Total operating expenses	527,340	33,272	33,136	47,023	640,771

Operating (loss) income	(17,501)	2,263	2,757	(47,023)	(59,504)

Other income (expense):
Interest expense	—	—	—	(8,337)	(8,337)
Interest income and other, net	—	—	—	(651)	(651)
(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	$(17,501)	$2,263	$2,757	$(56,011)	$(68,492)

	For the Three Months Ended March 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$406,244	$24,794	$16,841	$—	$447,879
Product	101,619	10,664	17,666	—	129,949
Royalties and fees	9,115	—	628	—	9,743
	516,978	35,458	35,135	—	587,571
Operating expenses:
Cost of service	233,460	12,683	9,425	—	255,568
Cost of product	51,477	5,526	5,058	—	62,061
Site operating expenses	45,085	1,945	1,250	—	48,280
General and administrative	27,818	2,994	10,305	31,624	72,741
Rent	74,233	8,873	2,227	575	85,908
Depreciation and amortization	17,398	1,349	3,039	4,766	26,552
Goodwill impairment	35,277	—	—	—	35,277
Total operating expenses	484,748	33,370	31,304	36,965	586,387

Operating income (loss)	32,230	2,088	3,831	(36,965)	1,184

Other income (expense):
Interest expense	—	—	—	(9,039)	(9,039)
Interest income and other, net	—	—	—	3,125	3,125
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$32,230	$2,088	$3,831	$(42,879)	$(4,730)

	For the Nine Months Ended March 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,184,708	$75,547	$50,322	$—	$1,310,577
Product	305,802	32,123	55,854	—	393,779
Royalties and fees	27,711	—	1,817	—	29,528
	1,518,221	107,670	107,993	—	1,733,884
Operating expenses:
Cost of service	687,440	38,195	28,945	—	754,580
Cost of product	152,564	17,396	18,109	—	188,069
Site operating expenses	140,000	7,027	3,101	—	150,128
General and administrative	93,134	9,126	27,362	106,690	236,312
Rent	219,649	26,579	6,875	1,631	254,734
Depreciation and amortization	53,002	3,317	9,507	13,341	79,167
Goodwill impairment	74,100	—	—	—	74,100
Total operating expenses	1,419,889	101,640	93,899	121,662	1,737,090

Operating income (loss)	98,332	6,030	14,094	(121,662)	(3,206)

Other income (expense):
Interest expense	—	—	—	(25,998)	(25,998)
Interest income and other, net	—	—	—	2,730	2,730
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$98,332	$6,030	$14,094	$(144,930)	$(26,474)

	For the Nine Months Ended March 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,201,703	$81,353	$49,226	$—	$1,332,282
Product	319,383	33,250	54,140	—	406,773
Royalties and fees	27,571	—	1,860	—	29,431
	1,548,657	114,603	105,226	—	1,768,486
Operating expenses:
Cost of service	690,864	42,094	27,391	—	760,349
Cost of product	170,937	17,044	15,995	—	203,976
Site operating expenses	136,133	7,360	3,872	—	147,365
General and administrative	85,381	9,289	27,520	95,722	217,912
Rent	220,960	28,007	6,744	1,587	257,298
Depreciation and amortization	53,449	4,387	9,114	14,303	81,253
Goodwill impairment	35,277	—	—	—	35,277
Lease termination costs	—	3,552	—	—	3,552
Total operating expenses	1,393,001	111,733	90,636	111,612	1,706,982

Operating income (loss)	155,656	2,870	14,590	(111,612)	61,504

Other income (expense):
Interest expense	—	—	—	(45,424)	(45,424)
Interest income and other, net	—	—	—	6,768	6,768
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$155,656	$2,870	$14,590	$(150,268)	$22,848

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2011 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2011 and 2010 and of cash flows for the nine month periods ended March 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
May 10, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of March 31, 2011, we owned, franchised or held ownership interests in approximately 12,700 worldwide locations. Our locations consisted of 9,832 system wide North American and international salons, 96 hair restoration centers and approximately 2,760 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,430 salons, including 1,937 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 402 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 96 North American locations, including 29 franchise locations. As of March 31, 2011, we had approximately 55,000 corporate employees worldwide.

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

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. In March 2011 the Company acquired approximately 17 percent additional equity interest in Provalliance for approximately $57 million (approximately € 40 million). As of March 31, 2011, we own approximately 47 percent of the equity interest in Provalliance. Our investment in Provalliance is accounted for under the equity method. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2011.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of March 31, 2011, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 102 accredited cosmetology schools with annual revenues of approximately $190.0 million.

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

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2011.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2012, our outlook for constructed salons is approximately 285 units. In fiscal year 2012, capital expenditures and acquisitions are expected to be approximately $120.0 and $25.0 million, respectively.

Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Once customer visitations stabilize, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 60 to 70 salons in fiscal year 2012. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is for annual consolidated low single digit same-store sales increases. We project our annual fiscal year 2012 consolidated same-store sales to be in a range of negative 1.0 percent to positive 1.0 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to March 31, 2011, we acquired 8,049 salons, net of franchise buybacks. Once customer visitations stabilize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2010 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2010 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and nine months ended March 31, 2011.

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

In the situations where a reporting unit’s carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit’s goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values under the assumption of a taxable transaction. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

The Promenade salon concept reported same-store sales results of negative 3.3 percent for the three months ended March 31, 2011, which was unfavorable compared to the Company’s budgeted same-store sales. As visitation patterns were not rebounding as quickly as the Company had originally projected for fiscal year 2011, the Company reduced the budgeted financial projections for fiscal year 2012. The projections assume that the Promenade salon concept remains a strong viable business but will have a slow recovery.  As a result of the lowered projections, the estimated fair value of the Promenade salon concept decreased to a level below the Promenade salon concept’s carrying value.

As a result of the Company’s annual impairment testing of goodwill during the third quarter of fiscal year 2011, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Promenade salon concept.  After the impairment charge the Promenade salon concept reporting unit had $240.6 million of goodwill as of March 31, 2011.

As of March 31, 2011, the estimated fair values of the Hair Restoration Centers and Regis salon concept reporting units exceeded their respective carrying values by approximately 9.0 and 18.0 percent, respectively. The fair values of the Company’s remaining reporting units exceeded their respective carrying values by greater than 20.0 percent. While the Company has determined the estimated fair values of the Promenade, Regis and Hair Restoration Centers reporting units to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that the Promenade, Regis and the Hair Restoration Centers reporting units may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of these reporting units are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept, Regis salon concept, and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

As part of the Company’s annual impairment testing as of March 31, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

As it is reasonably likely that there could be additional impairment of the Promenade salon concept’s goodwill in future periods along with the sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

A summary of the critical assumptions utilized during the annual impairment test of the Promenade salon concept as of March 31, 2011 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of approximately negative 2.0 to positive 3.0 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 1.0 to 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

Allocated corporate overhead.  Corporate overhead incurred by the home office based on the number of Promenade company-owned salons as a percent of total company-owned salons.

Long-term growth. A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions.

Discount rate.  A discount rate of 12.0 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Promenade salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$26,000
Same-Store Sales	(1.0)%	14,000

As of March 31, 2011, the estimated fair value of the Hair Restoration Centers reporting unit exceeded its respective carrying value by approximately 9.0 percent. As it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods along with the sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

A summary of the critical assumptions utilized during the annual impairment test of the Hair Restoration Centers reporting unit as of March 31, 2011 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of approximately positive 2.0 to positive 3.0 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated center closures, new center construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 1.0 to 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

Allocated corporate overhead.  Corporate overhead incurred by the home office is not allocated as the Hair Restoration Centers reporting unit incurs its own overhead.

Long-term growth. A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions.

Discount rate.  A discount rate of 12.0 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers reporting unit goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$21,000
Same-Store Sales	(1.0)%	5,000

As of March 31, 2011, the estimated fair value of the Regis salon concept exceeded its respective carrying value by approximately 18.0 percent. As it is reasonably likely that there could be impairment of the Regis salon concept’s goodwill in future periods along with the sensitivity of the Company’s critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

A summary of the critical assumptions utilized during the annual impairment test of the Regis salon concept as of March 31, 2011 are outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of approximately negative 1.0 to positive 3.0 percent.  Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated salon closures, new salon construction and acquisitions estimated future gross margins were held constant.

Fixed expense rates.  Fixed expense rate increases of approximately 1.0 to 2.0 percent based on anticipated inflation.  Fixed expenses consisted of rent, site operating, and allocated general and administrative corporate overhead.

Allocated corporate overhead.  Corporate overhead incurred by the home office based on the number of Regis salons as a percent of total company-owned salons.

Long-term growth. A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions.

Discount rate.  A discount rate of 12.0 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$13,000
Same-Store Sales	(1.0)%	10,000

A summary of the Company’s goodwill balance as of March 31, 2011 and June 30, 2010 by reporting unit is as follows:

Reporting Unit	As of March 31, 2011	As of June 30, 2010
	(Dollars in thousands)
Regis	$103,741	$102,180
MasterCuts	4,652	4,652
SmartStyle	48,875	48,280
Supercuts	128,239	121,693
Promenade	240,626	309,804
Total North America Salons	526,133	586,609
Hair Restoration Centers	152,801	150,380
Consolidated Goodwill	$678,934	$736,989

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2011

•                  Revenues decreased 1.1 percent to $581.3 million and consolidated same-store sales decreased 2.3 percent. The Company experienced a continued decline in customer visitations, partially offset by an increase in average ticket price.

•                  We acquired 36 corporate salon locations and three hair restoration centers, all of which were franchise location buybacks. We built 29 corporate locations and closed, converted or relocated 94 locations. Our franchisees constructed eight locations and closed, converted or relocated nine locations. As of March 31, 2011, we had 7,895 company-owned locations, 1,937 franchise locations and 96 hair restoration centers (67 company-owned and 29 franchise locations).

•                  The Company recorded a $74.1 million non-cash goodwill impairment charge associated with the Company’s Promenade salon concept.

•                  The Company recorded a $9.0 million valuation reserve on the note receivable with the purchaser of Trade Secret.

•                  The Company recorded an $8.7 million other than temporary impairment on its investment in preferred shares of Yamano and premium paid at the time of it initial investment in MY Style.

•                  The effective income tax rate for the three and nine months ended March 31, 2011 was negatively impacted by the $74.1 million impairment of goodwill in the North American segment which is only partially deductible for tax purposes.  The deductible portion of the goodwill impairment resulted in the Company recording a $49.2 million income tax benefit during the three and nine months ended March 31, 2011.

RESULTS OF OPERATIONS

Consolidated Results of Continuing Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
Results of Operations as a Percent of Revenues	2011	2010	2011	2010
Service revenues	75.7%	76.2%	75.6%	75.3%
Product revenues	22.6	22.1	22.7	23.0
Franchise royalties and fees	1.7	1.7	1.7	1.7

Operating expenses:
Cost of service (1)	58.0	57.1	57.6	57.1
Cost of product (2)	48.0	47.8	47.8	50.1
Site operating expenses	8.7	8.2	8.7	8.3
General and administrative	14.9	12.4	13.6	12.3
Rent	14.5	14.6	14.7	14.5
Depreciation and amortization	4.6	4.5	4.6	4.6
Goodwill impairment	12.7	6.0	4.3	2.0
Lease termination costs	—	—	—	0.2

Operating (loss) income	(10.2)	0.2	(0.2)	3.5

(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	(11.8)	(0.8)	(1.5)	1.3
(Loss) income from continuing operations	(4.4)	(0.3)	0.4	1.2
Income from discontinued operations	—	—	—	0.2
Net (loss) income	(4.4)	(0.3)	0.4	1.4

(1)           Computed as a percent of service revenues and excludes depreciation expense.

(2)           Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior fiscal year, consolidated revenues decreased 1.1 percent to $581.3 million during the three months ended March 31, 2011 and decreased 2.0 percent to $1,733.9 million during the nine months ended March 31, 2011. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2011	2010	2011	2010
	(Dollars in thousands)
North American salons:
Regis	$109,588	$110,893	$326,021	$329,966
MasterCuts	41,786	43,287	125,121	125,561
SmartStyle	137,046	139,042	399,270	398,820
Supercuts	80,083	77,859	237,716	233,907
Promenade (2)	141,336	145,897	430,093	460,403
Total North American salons	509,839	516,978	1,518,221	1,548,657
International salons	35,535	35,458	107,670	114,603
Hair Restoration Centers	35,893	35,135	107,993	105,226
Consolidated revenues	$581,267	$587,571	$1,733,884	$1,768,486
Percent change from prior year	(1.1)%	(2.7)%	(2.0)%	(2.0)%
Salon same-store sales decrease (1)	(2.3)%	(1.8)%	(1.7)%	(3.3)%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2011 and 2010, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	1.3%	0.5%	0.9%	0.9%
Organic (2)	(1.6)	(3.5)	(1.6)	(2.1)
Foreign currency	0.5	1.2	0.2	0.1
Franchise revenues	0.0	(0.0)	0.0	0.0
Closed salons	(1.3)	(0.9)	(1.5)	(0.9)
	(1.1)%	(2.7)%	(2.0)%	(2.0)%

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

(2)          Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. For the nine months ended March 31, 2010, we generated revenue of $20.0 million in product revenues, which represented 1.1 percent of consolidated revenues. The agreement was substantially complete as of September 30, 2009.

During the twelve months ended March 31, 2011, we acquired 98 salons (including 72 franchise salon buybacks), constructed 130 company-owned salons, and closed 309 salons (including 61 franchise salons). The decrease in organic during the three months ended March 31, 2011 was primarily due to the consolidated same-store sales decrease of 2.3 percent, partially offset by the construction of 130 company-owned salons during the twelve months ended March 31, 2011. The decrease in organic during the nine months ended March 31, 2011 was primarily due to the consolidated same-store sales decrease of 1.7 percent and the completion of an agreement to supply the purchaser of Trade Secret product at cost, partially offset by the construction of 130 company-owned salons during the twelve months ended March 31, 2011. The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the nine months ended March 31, 2010.

During the three months ended March 31, 2011, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and British pound, as compared to the exchange rates for the comparable prior periods.  During the nine months ended March 31, 2011, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British pound and Euro, as compared to the exchange rates for the comparable prior periods. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$440,109	$(7,770)	(1.7)%
2010	447,879	(5,422)	(1.2)
Nine Months
2011	$1,310,577	$(21,705)	(1.6)%
2010	1,332,282	(35,132)	(2.6)

The decrease in service revenues during the three and nine months ended March 31, 2011 was due to same-store service sales decreasing 2.8 and 2.4 percent, respectively, as a result of a decline in same-store customer visits. Service revenues were also negatively impacted by the shift in the Easter holiday. Partially offsetting the decrease in service revenues was growth due to new and acquired salons during the previous twelve months, price increases and sales mix as the Company continues to increase hair color and waxing services. In addition, for the three months ended March 31, 2011, the weakening of the United States dollar against the Canadian dollar and British pound partially offset the decrease in service revenues. The net impact of the weakening of the United States dollar against the Canadian dollar and the strengthening of the United States dollar against the British pound and Euro partially offset the decrease in service revenues during the nine months ended March 31, 2011.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$131,350	$1,401	1.1%
2010	129,949	(11,220)	(7.9)
Nine Months
2011	$393,779	$(12,994)	(3.2)%
2010	406,773	(1,353)	(0.3)

The increase in product revenues during the three months ended March 31, 2011 was due to product sales from new and acquired salons and the weakening of the United States dollar against the Canadian dollar and British pound. Partially offsetting the increase in product revenues during the three months ended March 31, 2011 was a same-store sales decrease of 0.7 percent.

The decrease in product revenues during the nine months ended March 31, 2011 was due to product sales of $20.0 million to the purchaser of Trade Secret during the prior year comparable period, partially offset by a same-store sales increase of 0.8 percent.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$9,808	$65	0.7%
2010	9,743	127	1.3
Nine Months
2011	$29,528	$97	0.3%
2010	29,431	(70)	(0.2)

Total franchise locations open at March 31, 2011 were 1,966, including 29 franchise hair restoration centers, as compared to 2,056 franchise locations, including 33 franchise hair restoration centers, at March 31, 2010. We purchased 72 of our franchise salons and four franchise hair restoration centers during the twelve months ended March 31, 2011. The decrease in franchise locations was more than offset by the impact of the weakening of the United States dollar against the Canadian dollar as compared to the comparable prior period.

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

Gross Margin (Excluding Depreciation)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$253,017	44.3%	$(7,182)	(2.8)%	(70)
2010	260,199	45.0	(589)	(0.2)	110
Nine Months
2011	$761,707	44.7%	$(13,023)	(1.7)%	20
2010	774,730	44.5	(12,516)	(1.6)	20

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation).  Service margin for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$184,735	42.0%	$(7,576)	(3.9)%	(90)
2010	192,311	42.9	(1,525)	(0.8)	10
Nine Months
2011	$555,997	42.4%	$(15,936)	(2.8)%	(50)
2010	571,933	42.9	(12,101)	(2.1)	20

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three and nine months ended March 31, 2011 was primarily due to an unexpected increase in salon health insurance costs due to several unusually large claims and an increase in payroll taxes as a result of states increasing unemployment tax rates. In addition, the basis point decrease was due to an unexpected increase in salon payroll expense. The increase in salon payroll expense for the three months ended March 31, 2011 was due to unusually bad weather during which our salons were open and staffed and customer traffic was down significantly. The increase in salon payroll expense during the nine months ended March 31, 2011 was due to the staffing increase in preparation for the holiday season and same-store sales declined during the period.

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

Product Margin (Excluding Depreciation).  Product margin for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$68,282	52.0%	$394	0.6%	(20)
2010	67,888	52.2	936	1.4	480
Nine Months
2011	$205,710	52.2%	$2,913	1.4%	230
2010	202,797	49.9	(415)	(0.2)	10

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

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Product Revenue	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Product	$131,350	$129,949	$393,779	$386,811
Product sold to purchaser of Trade Secret	—	—	—	19,962
Total product revenues	$131,350	$129,949	$393,779	$406,773

	For the Periods Ended March 31,
	Three Months		Nine Months
Breakout of Cost of Product	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Cost of product	$63,068	$62,061	$188,069	$184,014
Cost of product sold to purchaser of Trade Secret	—	—	—	19,962
Total cost of product	$63,068	$62,061	$188,069	$203,976

	For the Periods Ended March 31,
	Three Months		Nine Months
Product Margin as % of Product Revenues	2011	2010	2011	2010
Margin on product other than sold to purchaser of Trade Secret	52.0%	52.2%	52.2%	52.4%
Margin on product sold to purchaser of Trade Secret	—	—	—	—
Total product margin	52.0%	52.2%	52.2%	49.9%

The basis point decrease in product margin other than sold to the purchaser of Trade Secret as a percentage of product revenues during the three and nine months ended March 31, 2011 was primarily due to an increase in sales of slightly lower-profit margin appliances in our international segment and an increase in the cost of hair systems in our Hair Restoration Centers segment, partially offset by reduced commissions paid to new employees on retail product sales in our North American segment.

The basis point improvement in product margin other than sold to the purchaser of Trade Secret as a percentage of product revenues during the three months ended March 31, 2010 was primarily due to a planned reduction in commissions paid to new employees on retail product sales. The basis point improvement for the three months ended March 31, 2010 was partially offset by increased donations of slow-moving inventory, clearance sales of discontinued and holiday products, and increased product sales of lower-margin promotional items. The basis point improvement in product margin other than sold to the purchaser of Trade Secret as a percent of product revenues during the nine months ended March 31, 2010 was primarily due to a planned reduction in retail commissions paid to new employees on retail product sales.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$50,522	8.7%	$2,242	4.6%	50
2010	48,280	8.2	(1,584)	(3.2)	(10)
Nine Months
2011	$150,128	8.7%	$2,763	1.9%	40
2010	147,365	8.3	1,479	1.0	20

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended March 31, 2011 was primarily due to a planned increase in advertising expense and a price promotion test within a portion of the Company’s Promenade salons, along with negative leverage from the decrease in same-store sales.

The basis point increase in site operating expenses as a percent of consolidated revenues during the nine months ended March 31, 2011 was primarily due to a planned increase in advertising expense within a portion of the Company’s Promenade salons, and higher self-insurance accruals. The Company recorded an increase in self-insurance accruals of $0.5 million in the nine months ended March 31, 2011, compared to a $1.9 million reduction in the nine months ended March 31, 2010. The basis point increase for the nine months ended March 31, 2011 was partially offset by the prior year comparable period included $3.6 million expense related to two legal claims on customer and employee matters.

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

The basis point increase in site operating expenses as a percent of consolidated revenues during the nine months ended March 31, 2010 was primarily due to higher self-insurance expense.  The Company recorded a reduction in self-insurance accruals of $1.9 million in the nine months ended March 31, 2010 compared to a $6.7 million reduction in the nine months ended March 31, 2009. In addition, the Company settled two legal claims related to customer and employee matters resulting in a $3.6 million charge during the nine months ended March 31, 2010.  Partially offsetting the decrease was cost savings initiatives realized in freight and salon repairs areas.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$86,390	14.9%	$13,649	18.8%	250
2010	72,741	12.4	3,149	4.5	90
Nine Months
2011	$236,312	13.6%	$18,400	8.4%	130
2010	217,912	12.3	(1,975)	(0.9)	10

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2011 was primarily due to the $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company’s senior management restructure, a planned increase in marketing expense for brand awareness within the Company’s Promenade salons, and negative leverage on fixed costs within this category due to negative same-store sales.

The basis point increase in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2011 was primarily due to the $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company’s senior management restructure, expenditures associated with the Regis salon concept re-imaging project, professional fees incurred related to the exploration of strategic alternatives, and negative leverage on fixed costs within this category due to negative same-store sales.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2011and 2010, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$84,391	14.5%	$(1,517)	(1.8)%	(10)
2010	85,908	14.6	254	0.3	40
Nine Months
2011	$254,734	14.7%	$(2,564)	(1.0)%	20
2010	257,298	14.5	(2,548)	(1.0)	10

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in rent expense as a percent of consolidated revenues during the three months ended March 31, 2011 was primarily due to a favorable reduction to our common area expenses, partially offset by negative leverage in this fixed cost category due to negative same-stores sales. The basis point increase in rent expense as a percent of consolidated revenues during the nine months ended March 31, 2011 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by savings achieved from our salon closure initiatives.

The basis point increase in rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2010 was primarily due to negative leverage in this fixed cost category, partially offset by a reduction in our percentage rent payments, both due to negative same-store sales.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2011 and 2010 was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$26,926	4.6%	$374	1.4%	10
2010	26,552	4.5	(832)	(3.0)	—
Nine Months
2011	$79,167	4.6%	$(2,086)	(2.6)%	—
2010	81,253	4.6	(918)	(1.1)	—

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three months ended March 31, 2011 increased slightly due to fixed asset write-offs associated with salon closures. D&A as a percent of consolidated revenues during the nine months ended March 31, 2011 was consistent with prior year depreciation and amortization expense as a percent of consolidated revenues.

D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2010 was consistent with prior year depreciation and amortization expense as a percent of consolidated revenues.

Goodwill Impairment

Goodwill impairment charges for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Goodwill	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$74,100	12.7%	$38,823	110.1%	670
2010	35,277	6.0	35,277	100.0	600
Nine Months
2011	$74,100	4.3%	$38,823	110.1%	230
2010	35,277	2.0	(6,384)	(15.3)	(30)

(1)                     Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

During the three and nine months ended March 31, 2011, the Company recorded $74.1 million of goodwill impairment expense related to the Promenade salon concept. Due to lower than expected earnings and same-store sales, the estimated fair value of the Promenade salon operations was less than the carrying value of this concept’s net assets, including goodwill. The $74.1 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon operations.

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

Lease Termination Costs

Lease termination costs for the three and nine months ended March 31, 2011 and 2010 were as follows:

	Lease Termination	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Costs	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$—	—%	$—	—%	—
2010	—	—	(838)	(100.0)	(10)
Nine Months
2011	$—	—%	$(3,552)	(100.0)%	(20)
2010	3,552	0.2	716	25.2	—

(1)                     Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

As the Company’s July 2008 and June 2009 plans to close underperforming company-owned salons were substantially complete as of June 30, 2010, the Company did not incur lease termination costs during the three and nine months ended March 31, 2011.

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

Interest

Interest expense for the three and nine months ended March 31, 2011 and 2010 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$8,337	1.4%	$(702)	(7.8)%	(10)
2010	9,039	1.5	(645)	(6.7)	(10)
Nine Months
2011	$25,998	1.5%	$(19,426)	(42.8)%	(110)
2010	45,424	2.6	14,642	47.6	90

(1)                     Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended March 31, 2011 was primarily due to decreased debt levels as compared to the three months ended March 31, 2010.

The basis point improvement in interest expense as a percent of consolidated revenues during the nine months ended March 31, 2011 was primarily due to decreased debt levels and the prior year comparable period including $12.8 million of make-whole payments and $5.2 million of interest rate settlement and other fees associated with the prepayment of private placement debt.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended March 31, 2010 was primarily due to decreased debt levels as compared to the three months ended March 31, 2009.

The basis point increase in interest expense as a percent of consolidated revenues during the nine months ended March 31, 2010 was due to $12.8 million of make-whole payments and $5.2 million of interest rate settlement and other fees associated with the repayment of private placement debt.

Interest Income and Other, net

Interest income and other, net for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Interest Income	(Expense) Income as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	and Other, net	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$(651)	(0.1)%	$(3,776)	(120.8)%	(60)
2010	3,125	0.5	1,809	137.5	30
Nine Months
2011	$2,730	0.2%	$(4,038)	(59.7)%	(20)
2010	6,768	0.4	255	3.9	—

(1)                     Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended March 31, 2011 was primarily due to the foreign currency impact in the current year related to the Company’s investment in MY Style and $1.2 million in interest income recorded in the comparable prior period on the outstanding note receivable due from the purchaser of Trade Secret. In addition, the basis point decrease was due to decreased income related to warehouse services provided to the purchaser of Trade Secret. During the three months ended March 31, 2011 and 2010, the Company received $0.6 and $1.0 million, respectively, for warehouse services provided to the purchaser of Trade Secret.

The basis point decrease in interest income and other, net as a percent of consolidated revenues during the nine months ended March 31, 2011 was primarily due to the foreign currency impact in the current year related to the Company’s investment in MY Style and $1.8 million received from the purchaser of Trade Secret in the comparable prior period for administrative services, and $1.2 million in interest income recorded in the comparable prior period on the outstanding note receivable due from the purchaser of Trade Secret.

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

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2011 and 2010 was as follows:

		Basis Point(1)
Periods Ended March 31,	Effective Rate	Increase (Decrease)
Three Months
2011	65.2%	5,410
2010	11.1	(2,260)
Nine Months
2011	112.1%	6,830
2010	43.8	(2,840)

(1)                  Represents the basis point change in income tax expense as a percent of income from continuing operations before income taxes and equity in income of affiliated companies as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three and nine months ended March 31, 2011 was primarily due to the $74.1 million goodwill impairment in the North American segment which is only partially deductible for tax purposes.  The deductible portion of the goodwill impairment resulted in the Company recording a $49.2 million income tax benefit during the three and nine months ended March 31, 2011. Due to accounting for income taxes guidance, the tax impact of the goodwill impairment is recorded through the effective tax rate and therefore, impacts both the third and fourth quarter of fiscal year 2011. The Company anticipates the annual income tax benefit of the goodwill impairment to be $27.8 million. Accordingly, the Company expects to reverse the $21.4 million of the tax benefit recorded in the third quarter during the fourth quarter of fiscal year 2011.

The basis point improvement in our overall effective income tax rate for the three months ended March 31, 2010 was due primarily to the $35.3 million goodwill impairment in the North American segment which is only partially deductible for tax purposes.  The basis point decrease in our overall effective income tax rate for the nine months ended March 31, 2010 was due primarily to the goodwill impairment recorded during the nine months ended March 31, 2009 having a greater adverse impact on the effective income tax rate due to the size and deductibility of the charge compared to the goodwill impairment recorded during the nine months ended March 31, 2010.  The $35.3 million goodwill impairment had an adverse impact of approximately $4.0 million on income tax expense during the three months ended June 30, 2010 due to the nondeductible portion of the charge.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in (loss) income of affiliates, represents the income or loss generated by our equity investment in EEG, Provalliance, and other equity method investments, for the three and nine months ended March 31, 2011 and 2010, was as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Equity in (Loss) Income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2011	$(1,513)	$(4,193)	(156.5)%
2010	2,680	692	34.8
Nine Months
2011	$4,286	$(4,108)	(48.9)%
2010	8,394	8,252	5,811.3

The loss in equity of affiliated companies during the three months ended March 31, 2011 was the result of an $8.7 million impairment loss related to the Company’s investment in MY Style. The impairment charge was based on the decline in the equity value of MY Style as a result of changes in projected revenue growth after the Japanese natural disasters that occurred in March 2011. Partially offsetting the impairment loss was a $2.5 million net gain related to the settlement of a portion of the Company’s equity put liability and additional ownership of the Franck Provost Group in Provalliance, and an increase in EEG’s and Provalliance’s net income over the comparable prior period.

The decrease in equity in income during the nine months ended March 31, 2011 was a result of an $8.7 million, impairment loss related to the Company’s investment in MY Style, partially offset by the Company’s share of EEG’s and Provalliance’s increased net income over the comparable prior period.

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

Income from Discontinued Operations

Income from discontinued operations for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Income from	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Discontinued Operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2011	$—	$—	—%
2010	—	12,171	(100.0)
Nine Months
2011	$—	$(3,161)	(100.0)%
2010	3,161	134,398	102.4

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

During the three months ended March 31, 2011, foreign currency translation had a favorable impact on consolidated revenues due to the weakening of the United States dollar against the Canadian dollar, British pound, and Euro as compared to the comparable prior periods. During the nine months ended March 31, 2011, foreign currency translation had a favorable impact on consolidated revenues due to the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United States dollar against the British pound and Euro as compared to the comparable prior periods.

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

	Impact on Revenues		Impact on (Loss) Income Before Income Taxes
Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Three Months
Canadian dollar	$2,440	$5,301	$(74)	$843
British pound	687	1,935	36	(126)
Euro	23	92	150	(16)
Total	$3,150	$7,328	$112	$701
Nine Months
Canadian dollar	$6,248	$6,707	$466	$1,071
British pound	(2,622)	(3,700)	(118)	(66)
Euro	(415)	122	174	(16)
Total	$3,211	$3,129	$522	$989

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year		Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2011	$509,839	$(7,139)	(1.4)%	(2.6)%
2010	516,978	(16,577)	(3.1)	(1.8)
Nine Months
2011	$1,518,221	$(30,436)	(2.0)%	(1.9)%
2010	1,548,657	(26,245)	(1.7)	(3.5)

The percentage decreases during the three and nine months ended March 31, 2011 and 2010 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	1.3%	0.6%	1.0%	1.0%
Organic	(1.9)	(4.2)	(2.0)	(2.6)
Foreign currency	0.5	1.0	0.4	0.4
Franchise revenues	0.0	(0.1)	(0.0)	(0.0)
Closed salons	(1.3)	(0.4)	(1.4)	(0.5)
	(1.4)%	(3.1)%	(2.0)%	(1.7)%

We acquired 98 North American salons during the twelve months ended March 31, 2011, including 72 franchise buybacks. The decline in organic was the result of same-store sales decreases of 2.6 and 1.9 percent for the three and nine months ended March 31, 2011, respectively. Contributing to the organic decline during the nine months ended March 31, 2011 was the completion of an agreement to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the nine months ended March 31, 2010. The foreign currency impact during the three and nine months ended March 31, 2011 was driven by the weakening of the United States dollar against the Canadian dollar. We closed 226 company-owned salons during the twelve months ended March 31, 2011.

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

North American Salon Operating (Loss) Income.  Operating (loss) income for the North American salons for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Operating	Operating (Loss) Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended March 31,	(Loss) Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$(17,501)	(3.4)%	$(49,731)	(154.3)%	(960)
2010	32,230	6.2	(33,148)	(50.7)	(610)
Nine Months
2011	$98,332	6.5%	$(57,324)	(36.8)%	(360)
2010	155,656	10.1	(39,726)	(20.3)	(230)

(1)                     Represents the basis point change in North American salon operating (loss) income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating (loss) income as a percent of North American salon revenues for the three months ended March 31, 2011 was primarily due to the $74.1 million goodwill impairment of the Company’s Promenade salon concept, an increase in payroll taxes as a result of states increasing unemployment tax rates, an unexpected increase in health insurance costs, and an increase in marketing expense within a portion of the Company’s Promenade salons.

The basis point decrease in North American salon operating (loss) income as a percent of North American salon revenues for the nine months ended March 31, 2011 was primarily due to the $74.1 million goodwill impairment of the Company’s Promenade salon concept, and a planned increase in advertising expenditures for the Promenade and Regis salon concepts. Also contributing to the decrease was an unfavorable adjustment in self-insurance accruals compared to a favorable adjustment in the comparable prior period. Partially offsetting the basis point decrease was improvement in retail product margins as a result of a reduction in commissions paid to new employees on retail product sales.

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

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the nine months ended March 31, 2010 was primarily due to the $35.3 million goodwill impairment of the Company’s Regis salon concept and negative leverage in fixed cost categories due to negative same-store sales. In addition, the basis point decrease was due to the settlement of two legal claims regarding customer and employee matters totaling $3.6 million, higher self-insurance expense (the Company recorded a reduction in self-insurance accruals of $1.9 million in the nine months ended March 31, 2010 compared to a $6.7 million reduction in the nine months ended March 31, 2009), partially offset by the Company’s costs savings initiatives and gross margin improvement.

International Salons

International Salon Revenues.  Total international salon revenues for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Increase (Decrease) Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2011	$35,535	$77	0.2%	(2.0)%
2010	35,458	(420)	(1.2)	(4.8)
Nine Months
2011	$107,670	$(6,933)	(6.0)%	(2.2)%
2010	114,603	(10,991)	(8.8)	(3.7)

The percentage increase (decreases) during the three and nine months ended March 31, 2011 and 2010 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	—%	—%	—%	—%
Organic	1.0	1.8	1.1	1.3
Foreign currency	2.0	5.6	(2.6)	(2.9)
Closed salons	(2.8)	(8.6)	(4.5)	(7.2)
	0.2%	(1.2)%	(6.0)%	(8.8)%

We did not acquire any international salons during the twelve months ended March 31, 2011. The increase in organic during the three and nine months ended March 31, 2011 was primarily due to increased revenue resulting from rebranding of certain salons that had previously been operating under a different salon concept, partially offset by same-store sales decreases of 2.0 and 2.2 percent for the three and nine months ended March 31, 2011, respectively. The foreign currency impact during the three months ended March 31, 2011 was driven by the weakening of the United States dollar against the British pound as compared to the comparable prior period.  The foreign currency impact during the nine months ended March 31, 2011 was primarily driven by the strengthening of the United States dollar against the British pound and Euro as compared to the comparable prior period. We closed 22 company-owned international salons during the twelve months ended March 31, 2011.

We did not acquire any international salons during the twelve months ended March 31, 2010. The increase in organic was primarily due to increased revenue resulting from rebranding of certain salons that had previously been operating under a different salon concept, partially offset by same-store sales decreases of 4.8 and 3.7 percent during the three and nine months ended March 31, 2010. The foreign currency impact during the three months ended March 31, 2010 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the comparable prior period.  The foreign currency impact during the nine months ended March 31, 2010 was primarily driven by the strengthening of the United States dollar against the British pound as compared to the comparable prior period. We closed 28 company-owned salons during the twelve months ended March 31, 2010.

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Operating	Operating Income as % of Total	Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$2,263	6.4%	$175	8.4%	50
2010	2,088	5.9	1,200	135.1	340
Nine Months
2011	$6,030	5.6%	$3,160	110.1%	310
2010	2,870	2.5	42,875	107.2	3,440

(1)                     Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three months ended March 31, 2011 was primarily due to an improvement in service margins from strong payroll management and the closure of underperforming salons. Partially offsetting the basis point improvement was a decline in product margins from sales mix, as a larger than expected percentage of our product sales came from lower-margin products.

The basis point improvement in international salon operating income as a percent of international salons revenues during the nine months ended March 31, 2011 was primarily due to $3.6 million of lease termination costs recognized during the nine months ended March 31, 2010 associated with the Company’s planned closure of underperforming salons. Partially offsetting the basis point improvement was a decline in product margins from mix play, as a larger than expected percentage of our product sales came from lower-margin products.

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

Hair Restoration Centers

Hair Restoration Revenues.  Total hair restoration revenues for the three and nine months ended March 31, 2011 and 2010 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales Increase
Periods Ended March 31,	Revenues	Dollar	Percentage	(Decrease)
	(Dollars in thousands)
Three Months
2011	$35,893	$758	2.2%	1.3%
2010	35,135	482	1.4	1.4
Nine Months
2011	$107,993	$2,767	2.6%	1.2%
2010	105,226	681	0.7	(0.1)

The percentage increases during the three and nine months ended March 31, 2011 and 2010, were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	1.3%	—%	0.7%	0.2%
Organic	0.1	2.3	1.1	1.0
Franchise revenues	0.8	(0.9)	0.8	(0.5)
	2.2%	1.4%	2.6%	0.7%

Hair restoration revenues increased during the three and nine month periods ended March 31, 2011 due to the acquisition of four hair restoration centers through franchise buybacks and one new corporate location constructed during the twelve months ended March 31, 2011. The organic increase was due to same-store sales increases of 1.3 and 1.2 percent for the three and nine months ended March 31, 2011, respectively.

We did not acquire any hair restoration centers through franchise buybacks during the twelve months ended March 31, 2010.  Organic increased due to same-store sales increases of 1.4 percent during the three months ended March 31, 2010. Organic increased during the nine months ended March 31, 2010 due to one new corporate location partially offset by a same-store sales decrease of 0.1 percent.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three and nine months ended March 31, 2011 and 2010 was as follows:

	Operating	Operating Income as % of Total	Decrease Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$2,757	7.7%	$(1,074)	(28.0)%	(320)
2010	3,831	10.9	(934)	(19.6)	(290)
Nine Months
2011	$14,094	13.1%	$(496)	(3.4)%	(80)
2010	14,590	13.9	(2,446)	(14.4)	(240)

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three and nine months ended March 31, 2011 is primarily due to an increase in the cost of hair systems and health insurance expense. Partially offsetting the basis point decrease during the nine months ended March 31, 2011 was a benefit related to a favorable ruling on a state sales tax issue.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

	Debt to	Basis Point
Periods Ended	Capitalization	Decrease (1)
March 31, 2011	27.8%	(250)
June 30, 2010	30.3	(1,380)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of March 31, 2011 compared to June 30, 2010 was primarily due to decreased debt levels stemming from the repayment of private placement debt and the impact of foreign currency translation during the nine months ended March 31, 2011.

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

Total assets at March 31, 2011 and June 30, 2010 were as follows:

	March 31,	June 30,	$ Decrease Over	% Decrease Over
	2011	2010	Prior Period (1)	Prior Period (1)
	(Dollars in thousands)
Total Assets	$1,917,957	$1,919,572	$(1,615)	(0.1)%

(1)          Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2011, total assets decreased as a result of the $74.1 million goodwill impairment charge related to the Promenade salon concept, a $9.0 million valuation reserve on the note receivable with the purchaser of Trade Secret, and an $8.7 million other than temporary impairment on our investment in MY Style, partially offset by cash flows from operations.

Total shareholders’ equity at March 31, 2011 and June 30, 2010 was as follows:

	March 31,	June 30,	$ Increase Over	% Increase Over
	2011	2010	Prior Period (1)	Prior Period (1)
	(Dollars in thousands)
Shareholders’ Equity	$1,049,421	$1,013,293	$36,128	3.6%

(1)             Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2011, equity increased primarily as a result of foreign currency translation.

Cash Flows

The cash flow presentation below for the nine months ended March 31, 2011 and 2010 includes continuing and discontinued operations.

Operating Activities

Net cash provided by operating activities was $161.3 and $151.1 million during the nine months ended March 31, 2011 and 2010, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Operating Cash Flows	2011	2010
	(Dollars in thousands)
Net income	$7,490	$24,401
Depreciation and amortization	79,167	81,253
Equity in income of affiliated companies	(4,286)	(8,394)
Dividends received from affiliated companies	6,051	1,569
Deferred income taxes	(15,283)	574
Impairment on discontinued operations	—	(154)
Goodwill impairment	74,100	35,277
Receivables	(2,429)	(51)
Inventories	(6,919)	5,628
Income tax receivable	(8,070)	541
Other current assets	5,081	4,872
Other assets	1,545	(14,699)
Accounts payable and accrued expenses	4,024	5,894
Other non-current liabilities	6,975	3,761
Other	13,848	10,614
	$161,294	$151,086

During the nine months ended March 31, 2011, cash provided by operating activities was higher than the corresponding period of the prior fiscal year due to the receipt of a $4.1 million dividend from EEG, the prior year including $12.8 million in make-whole payments and $5.2 million in interest rate swap settlements and other fees associated with the prepayment of private placement debt, partially offset by a decline in cash flows as a result of negative same-store sales of 2.4 percent and inventory build in the current period.

Investing Activities

Net cash used in investing activities was $121.6 and $22.6 million during the nine months ended March 31, 2011 and 2010, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Investing Cash Flows	2011	2010
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(29,575)	$(23,724)
Capital expenditures for the corporate office (including all technology-related expenditures)	(11,477)	(7,378)
Capital expenditures for new salon construction	(7,565)	(5,666)
Proceeds from sale of assets	608	47
Business and salon acquisitions	(16,296)	(2,702)
Proceeds from loans and investments	15,000	16,099
Disbursements for loans and investments	(72,301)	—
Freestanding derivative settlement	—	736
	$(121,606)	$(22,588)

During the nine months ended March 31, 2011, cash used in investing activities was greater than the corresponding period of the prior fiscal year due to the acquisition of approximately 17 percent additional equity interest in Provalliance for approximately $57 million (approximately € 40 million), an increase in salon acquisition and capital expenditures, and a disbursement of $15.0 million on the revolving credit facility with EEG.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine Months Ended March 31, 2011		For the Nine Months Ended March 31, 2010
	Constructed	Acquired	Constructed	Acquired
Regis Salons	8	9	9	3
MasterCuts	5	—	13	—
SmartStyle	55	—	73	—
Supercuts	12	—	9	—
Promenade	19	17	15	—
International	11	—	—	—
	110	26	119	3

Financing Activities

Net cash used in financing activities was $52.8 and $7.2 million during the nine months ended March 31, 2011 and 2010, respectively, was the result of the following:

	For the Nine Months Ended March 31,
Financing Cash Flows	2011	2010
	(Dollars in thousands)
Net payments on revolving credit facilities	$—	$(5,000)
Repayments of long-term debt and capital lease obligations	(45,529)	(316,597)
Proceeds from the issuance of long-term debt, net of underwriting discount	—	167,325
Proceeds from the issuance of common stock, net of underwriting discount	689	156,843
Excess tax benefits from stock-based compensation plans	67	—
Dividend paid	(8,057)	(6,854)
Other	—	(2,878)
	$(52,830)	$(7,161)

During the nine months ended March 31, 2011, cash was used in financing activities for the repayments on long-term debt and an increase in dividends paid. During the nine months ended March 31, 2010, cash was used in financing activities due to the $167.3 and $156.8 million of net proceeds from the issuance of convertible debt and common stock, respectively, which were less than the repayments on the revolving credit facilities and long-term debt.

Acquisitions

The acquisitions during the nine months ended March 31, 2011 consisted of 72 franchise buybacks and 26 acquired corporate salons. The acquisitions during the nine months ended March 31, 2010 consisted of 19 franchise buybacks and three acquired corporate salons. The acquisitions were funded primarily from operating cash flow and debt.

During the three months ended March 31, 2011, we acquired approximately 17 percent additional equity interest in Provalliance for approximately $57 million (approximately € 40 million).

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.”  There were no other significant financing activities during the three and nine months ended March 31, 2011.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2011.

Dividends

We paid dividends of $0.14 and $0.12 per share during the nine months ended March 31, 2011 and 2010, respectively. On April 27, 2011, our Board of Directors declared a $0.06 per share quarterly dividend payable May 11, 2011 to shareholders of record on May 25, 2011.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has elected to maintain a combination of variable and fixed rate debt. Considering the effect of interest rate swaps at March 31, 2011 and June 30, 2010, respectively, the Company had the following outstanding debt balances:

	March 31,	June 30,
	2011	2010
	(Dollars in thousands)
Fixed rate debt	$359,291	$395,029
Floating rate debt	45,000	45,000
	$404,291	$440,029

The Company manages its interest rate risk by continually assessing the amount of fixed and variable rate debt. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. As of March 31, 2011, the variable rate debt represented approximately 11.0 percent of the total debt portfolio.  The Company is currently assessing the amount of fixed and variable rate debt.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2010 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and nine months ended March 31, 2011.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, consisting of certain members of management, assists in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

With the participation of management, the Company’s president and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended March 31, 2011. Based upon this evaluation, the president and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the three months ended March 31, 2011, final payments aggregating $4.3 million were made.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and nine months ended March 31, 2011 declined 2.3 and 1.7 percent, respectively, compared to the three and nine months ended March 31, 2010. We impaired $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011. We impaired $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom and $25.7 million of our investment in Provalliance during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets, goodwill and investments, and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Promenade, Hair Restoration Centers and Regis.

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

With approximately 12,700 locations and 55,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

We have outstanding accounts and notes receivable subject to collectability. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected. For example, as of March 31, 2011, $22.5 million, net, was due to the Company from the purchaser of Trade Secret. On July 6, 2010, the purchaser of Trade Secret filed for Chapter 11 bankruptcy and subsequently emerged from bankruptcy in October 2010. During the three months ended March 31, 2011 the Company recorded a $9.0 million valuation reserve for the excess of the carrying value of the note receivable over the present value of expected future cash flows. There is a risk the Company may need to record additional reserves in future quarters.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2011.

Item 4.  Reserved

Item 6.  Exhibits

Exhibit 10(a)(*)	Employment Agreement, as Amended and Restated effective March 1, 2011, between the Company and Paul D. Finkelstein.

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chairman of the Board of Directors, President of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chairman of the Board of Directors, President of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.
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

REGIS CORPORATION

Date: May 10, 2011	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer