Form 10-K
period 2011-06-30
REGIS CORP
filed 2011-08-26
CIK 716643

Use these links to rapidly review the document

Item 1. Business
TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2010, was approximately $944,774,658. The registrant has no non-voting common equity.

          As of August 12, 2011, the registrant had 57,728,624 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 27, 2011 (the "2011 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2011) are incorporated by reference into Part III.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

INDEX

PART I

Item 1.    Business

        Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.

(a)   General Development of Business

        In 1922, Paul and Florence Kunin opened Kunin Beauty Salon, which quickly expanded into a chain of value priced salons located in department stores. In 1958, the chain was purchased by their son and renamed Regis Corporation. In December 2004, the Company purchased Hair Club for Men and Women. On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc (EEG). On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in the newly formed entity, Provalliance. The Company acquired an additional equity interest in Provalliance in March 2011. On February 20, 2008, the Company acquired the capital stock of Cameron Capital I, Inc. (CCI), a wholly-owned subsidiary of Cameron Capital Investments, Inc. CCI owned and operated PureBeauty and BeautyFirst salons. On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret), which included CCI. Additionally, the Company continues to acquire hair and retail product salons. Regis Corporation is listed on the NYSE under the ticker symbol "RGS." Discussions of the general development of the business take place throughout this Annual Report on Form 10-K.

(b)   Financial Information about Segments

        Segment data for the years ended June 30, 2011, 2010 and 2009 are included in Note 16 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

(c)   Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Background:

        Based in Minneapolis, Minnesota, the Company's primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, the Company owns Hair Club for Men and Women, a provider of hair restoration services. As of June 30, 2011, the Company owned, franchised or held ownership interests in approximately 12,700 worldwide locations. The Company's locations consisted of 9,819 company-owned and franchise salons, 96 hair restoration centers, and 2,786 locations in which the Company maintains an ownership interest of less than 100 percent. Each of the Company's salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

        The Company is organized to manage its operations based on significant lines of business—salons and hair restoration centers. Salon operations are managed based on geographical location—North America and International. The Company's North American salon operations are comprised of 7,483 company-owned salons and 1,936 franchise salons operating in the United States, Canada and Puerto Rico. The Company's International operations are comprised of 400 company-owned salons. The Company's worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts, Cost Cutters, and Sassoon. The Company's hair restoration centers are located in the United States and Canada. During fiscal year 2011, the number of customer visits at the Company's company-owned salons approximated 91 million. The Company had approximately 55,000 corporate employees worldwide during fiscal year 2011.

        On August 1, 2007, the Company contributed 51 of its wholly-owned accredited cosmetology schools to EEG in exchange for a 49.0 percent equity interest in EEG. EEG is the largest beauty school operator in North America with 102 accredited cosmetology schools with revenues of approximately $193 million annually and is overseen by the Empire Beauty School management team.

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

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger with the operations of the Franck Provost Salon Group which are also located in continental Europe, created Europe's largest salon operator with approximately 2,600 company-owned and franchise salons as of June 30, 2011.

        The Company contributed to Provalliance the shares of each of its European operating subsidiaries, other than the Company's operating subsidiaries in the United Kingdom and Germany. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis David™ and Saint Algue™ brands. This transaction has created significant growth opportunities for Europe's salon brands. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The Company recorded a $25.7 million other than temporary impairment charge in its fourth quarter ended June 30, 2009 on its investment in Provalliance as a result of increased debt and reduced earnings expectations that reduced the fair value of Provalliance below carrying value as of June 30, 2009.

        In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million), bringing the Company's total equity interest to approximately 47 percent.

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

Industry Overview:

        Management estimates that annual revenues of the hair care industry are approximately $50 to $56 billion in the United States and approximately $150 to $170 billion worldwide. The Company estimates that it holds approximately two percent of the worldwide market. The hair salon and hair restoration markets are each highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains on these markets, both franchise and company-owned, has increased substantially. Management believes that salon chains will continue to have a significant influence on these markets and will continue to increase their presence. As the Company is the principal consolidator of these chains in the hair care industry, it prevails as an established exit strategy for independent salon owners and operators, which affords the Company numerous opportunities for continued selective acquisitions.

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

          Organic Growth.     The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales increases. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons as the Company has small or flexible square footage requirements for its salons. The Company's long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market. Once customer visitations stabilize, the Company plans to continue to expand in North America.

          A key component to successful North American organic growth relates to site selection, as discussed in the following paragraphs.

          Salon Site Selection.     The Company's salons are located in high-traffic locations such as regional shopping malls, strip centers, lifestyle centers, Walmart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow customers adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

          Because the Company's various salon concepts target slightly different mass market customer groups, more than one of the Company's salon concepts may be located in the same real estate development without impeding sales of either concept. As a result, there are numerous leasing opportunities for all of its salon concepts.

          While same-store sales growth plays an important role in the Company's organic growth strategy, it is not critical to achieving the Company's long-term revenue growth objectives. However, same-store sales growth is important to achieving improved annual operating profit. New salon construction and salon acquisitions (described below) are expected to generate low single-digit annual revenue growth. The recent trend has been slowly improving visitation patterns and marginal increases in average ticket price resulting in negative to low single-digit same-store sales growth. The Company expects fiscal year 2012 same-store sales to be in the range of negative 1.0 percent to positive 1.0 percent.

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

          Over the past 17 years, the Company has acquired 8,050 salons, expanding both in North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

          In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 271 and 333 salons had major remodels in fiscal years 2011 and 2010, respectively.

          Recent Salon Additions.    During fiscal year 2011, the Company constructed 213 new salons (146 company-owned and 67 franchise). Additionally, the Company acquired 105 company-owned salons, including 78 franchise salon buybacks.

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

          During fiscal year 2011, 305 salons were closed, including 245 company-owned salons and 60 franchise salons (excluding 78 franchise buybacks). We expect to close approximately 160 company-owned salons in fiscal year 2012.

          During fiscal year 2010, 269 salons were closed, including 204 company-owned salons and 65 franchise salons (excluding 23 franchise buybacks). In June of 2009, the Company approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010, in addition to the normal closure activity of salons at the end of a lease term. As of June 30, 2010, 36 stores under the June 2009 plan ceased using the rights to use the leased property or negotiated a lease termination agreement with the lessor in which the Company ceased using the right to the leased property subsequent to June 30, 2010. The plans are substantially complete.

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

          Consistent, Quality Service.     The Company is committed to meeting its customers' hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The Company's operations and marketing emphasize high quality services to create customer loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. To promote quality and consistency of services provided throughout the Company's salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. During fiscal years 2011, 2010, and 2009, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2011	2010	2009
Haircutting and styling (including shampooing & conditioning)	72%	72%	73%
Hair coloring	18	18	17
Hair waving	3	4	4
Other	7	6	6

	100%	100%	100%

          High Quality, Professional Products.    The Company's salons sell nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, Regis designLINE, Nioxin, It's a 10, Tigi Bedhead, Sexy Hair Concepts, Kenra, Sebastian and the Company's various private label brands.

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

Salon Concepts:

        The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company's North American salon operations consist of 9,419 salons (including 1,936 franchise salons), operating under several concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company's International salon operations consist of 400 hair care salons located in Europe, primarily in the United Kingdom. The number of new salons expected to be opened within the upcoming fiscal year is discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to these openings, the Company typically acquires several hundred salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

        The table on the following pages set forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

COMPANY-OWNED AND FRANCHISE SALON SUMMARY

NORTH AMERICAN SALONS:	2011	2010	2009	2008	2007
REGIS SALONS
Open at beginning of period	1,049	1,071	1,078	1,099	1,079
Salons constructed	12	14	20	14	17
Acquired	9	3	23	4	49
Less relocations	(10)	(11)	(14)	(11)	(14)

Salon openings	11	6	29	7	52
Conversions	(1)	—	—	1	(1)
Salons closed	(36)	(28)	(36)	(29)	(31)

Total, Regis Salons	1,023	1,049	1,071	1,078	1,099

MASTERCUTS
Open at beginning of period	600	602	615	629	642
Salons constructed	6	15	14	7	15
Acquired	—	—	—	—	—
Less relocations	(5)	(7)	(10)	(6)	(12)

Salon openings	1	8	4	1	3
Conversions	1	—	—	—	—
Salons closed	(14)	(10)	(17)	(15)	(16)

Total, MasterCuts	588	600	602	615	629

TRADE SECRET
Company-owned salons:
Open at beginning of period	—	—	674	613	615
Salons constructed	—	—	10	16	20
Acquired	—	—	—	65	3
Franchise buybacks	—	—	—	5	—
Less relocations	—	—	(4)	(11)	(11)

Salon openings	—	—	6	75	12
Conversions	—	—	—	5	1
Salons sold	—	—	(655)	—	—
Salons closed	—	—	(25)	(19)	(15)

Total company-owned salons	—	—	—	674	613

Franchise salons:
Open at beginning of period	—	—	106	19	19
Salons constructed	—	—	1	2	—
Acquired(2)	—	—	—	93	—
Less relocations	—	—	—	(1)	—

Salon openings	—	—	1	94	—
Franchise buybacks	—	—	—	(5)	—
Interdivisional reclassification(4)	—	—	(43)	—	—
Salons sold	—	—	(57)	—	—
Salons closed	—	—	(7)	(2)	—

Total franchise salons	—	—	—	106	19

Total, Trade Secret	—	—	—	780	632

NORTH AMERICAN SALONS:	2011	2010	2009	2008	2007
SMARTSTYLE/COST CUTTERS IN WALMART
Company-owned salons:
Open at beginning of period	2,374	2,300	2,212	2,000	1,739
Salons constructed	65	80	71	207	242
Acquired	—	—	—	—	—
Franchise buybacks	—	5	24	12	21
Less relocations	(1)	(3)	(2)	(3)	(2)

Salon openings	64	82	93	216	261
Conversions	—	—	—	—	—
Salons closed	(45)	(8)	(5)	(4)	—

Total company-owned salons	2,393	2,374	2,300	2,212	2,000

Franchise salons:
Open at beginning of period	119	122	146	151	164
Salons constructed	3	2	1	7	8

Salon openings	3	2	1	7	8
Franchise buybacks	—	(5)	(24)	(12)	(21)
Salons closed	(2)	—	(1)	—	—

Total franchise salons	120	119	122	146	151

Total, SmartStyle/Cost Cutters in Walmart	2,513	2,493	2,422	2,358	2,151

SUPERCUTS
Company-owned salons:
Open at beginning of period	1,100	1,114	1,132	1,094	1,036
Salons constructed	24	10	27	33	45
Acquired	—	—	—	3	—
Franchise buybacks	73	12	6	38	37
Less relocations	(3)	(2)	(2)	(6)	(5)

Salon openings	94	20	31	68	77
Conversions	13	—	(2)	—	—
Salons closed	(49)	(34)	(47)	(30)	(19)

Total company-owned salons	1,158	1,100	1,114	1,132	1,094

Franchise salons:
Open at beginning of period	1,034	1,022	997	990	978
Salons constructed	43	42	51	71	69
Acquired(2)	—	—	—	—	—
Less relocations	(7)	(6)	(7)	(6)	(7)

Salon openings	36	36	44	65	62
Conversions	10	9	1	—	1
Franchise buybacks	(73)	(12)	(6)	(38)	(37)
Salons closed	(20)	(21)	(14)	(20)	(14)

Total franchise salons	987	1,034	1,022	997	990

Total, Supercuts	2,145	2,134	2,136	2,129	2,084

NORTH AMERICAN SALONS:	2011	2010	2009	2008	2007
PROMENADE
Company-owned salons:
Open at beginning of period	2,382	2,450	2,399	2,223	1,995
Salons constructed	26	18	36	33	56
Acquired	18	—	71	135	193
Franchise buybacks	5	6	53	95	35
Less relocations	(10)	(10)	(16)	(8)	(12)

Salon openings	39	14	144	255	272
Conversions	(14)	—	1	(5)	—
Salons closed	(86)	(82)	(94)	(74)	(44)

Total company-owned salons	2,321	2,382	2,450	2,399	2,223

Franchise salons:
Open at beginning of period	867	901	914	1,008	1,026
Salons constructed	21	34	40	49	66
Acquired(2)	—	—	—	—	—
Less relocations	(7)	(9)	(7)	(5)	(12)

Salon openings	14	25	33	44	54
Conversions	(9)	(9)	—	—	(1)
Franchise buybacks	(5)	(6)	(53)	(95)	(35)
Interdivisional reclassification(4)	—	—	43	—	—
Salons closed	(38)	(44)	(36)	(43)	(36)

Total franchise salons	829	867	901	914	1,008

Total, Promenade	3,150	3,249	3,351	3,313	3,231

INTERNATIONAL SALONS(1):	2011	2010	2009	2008	2007
Company-owned salons:
Open at beginning of period	404	444	472	481	453
Salons constructed	13	2	4	15	25
Acquired	—	—	—	25	12
Franchise buybacks	—	—	—	—	4
Less relocations	(2)	—	(1)	(1)	(3)

Salon openings	11	2	3	39	38
Conversions	—	—	—	1	—
Affiliated joint ventures	—	—	—	(40)	—
Salons closed	(15)	(42)	(31)	(9)	(10)

Total company-owned salons	400	404	444	472	481

Franchise salons:
Open at beginning of period	—	—	—	1,574	1,587
Salons constructed	—	—	—	50	110
Acquired(2)	—	—	—	—	—
Less relocations	—	—	—	—	(1)

Salon openings	—	—	—	50	109
Conversions	—	—	—	3	—
Franchise buybacks	—	—	—	—	(4)
Affiliated joint ventures(3)	—	—	—	(1,587)	—
Salons closed	—	—	—	(40)	(118)

Total franchise salons	—	—	—	—	1,574

Total, International Salons	400	404	444	472	2,055

	2011	2010	2009	2008	2007
TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	7,909	7,981	8,582	8,139	7,559
Salons constructed	146	139	182	325	420
Acquired	27	3	94	232	257
Franchise buybacks	78	23	83	150	97
Less relocations	(31)	(33)	(49)	(46)	(59)

Salon openings	220	132	310	661	715
Conversions	(1)	—	(1)	2	—
Affiliated joint ventures	—	—	—	(40)	—
Salons sold	—	—	(655)	—	—
Salons closed	(245)	(204)	(255)	(180)	(135)

Total company-owned salons	7,883	7,909	7,981	8,582	8,139

Franchise salons:
Open at beginning of period	2,020	2,045	2,163	3,742	3,774
Salons constructed	67	78	93	179	253
Acquired(2)	—	—	—	93	—
Less relocations	(14)	(15)	(14)	(12)	(20)

Salon openings	53	63	79	260	233
Conversions	1	—	1	3	—
Franchise buybacks	(78)	(23)	(83)	(150)	(97)
Affiliated joint ventures(3)	—	—	—	(1,587)	—
Salons sold	—	—	(57)	—	—
Salons closed	(60)	(65)	(58)	(105)	(168)

Total franchise salons	1,936	2,020	2,045	2,163	3,742

Total Salons	9,819	9,929	10,026	10,745	11,881

(1)
Canadian and Puerto Rican salons are included in the Regis Salons, MasterCuts, SmartStyle, Supercuts, and Promenade and not included in the International salon totals.

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

        Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2011, of the 1,023 total Regis Salons, 156 Regis Salons were located in strip centers. The customer mix at Regis Salons is approximately 79 percent women, and both appointments and walk-in customers are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products. Service revenues represent approximately 83 percent of the concept's total revenues. The average ticket was approximately $42 and $41 for fiscal years 2011 and 2010, respectively. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon, Mia & Maxx Hair Studios, Hair by Stewarts, Hair Excitement, and Heidi's.

        The average initial capital investment required for a new Regis Salon is approximately $190,000 to $240,000, excluding average opening inventory costs of approximately $18,900. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $400,000.

        MasterCuts.    MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The customer mix at MasterCuts is split relatively evenly between men and women. Service revenues compose approximately 81 percent of the concept's total revenues. The average ticket was approximately $22 and $21 for fiscal years 2011 and 2010, respectively.

        The average initial capital investment required for a new MasterCuts salon is approximately $125,000 to $175,000, excluding average opening inventory costs of approximately $14,600. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $277,000.

        SmartStyle.    The SmartStyle salons share many operating characteristics of the Company's other salon concepts; however, they are located exclusively in Walmart Supercenters. SmartStyle has a walk-in customer base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products. The customer mix at SmartStyle Salons is approximately 76 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 33 percent. Additionally, the Company has 120 franchise salons located in Walmart Supercenters. The average ticket was approximately $21 and $20 for fiscal years 2011 and 2010, respectively.

        The average initial capital investment required for a new SmartStyle salon is approximately $35,000 to $45,000, excluding average opening inventory costs of approximately $12,700. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $244,000.

        Strip Center Salons.    The Company's Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

        Supercuts.    The Supercuts concept provides consistent, high quality hair care services and professional products to its customers at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male customers account for approximately 66 percent of the customer mix. Service revenues represent approximately 89 percent of total company-owned Supercuts revenues. The average ticket was approximately $17 for fiscal years 2011 and 2010.

        The average initial capital investment required for a new Supercuts salon is approximately $75,000 to $100,000, excluding average opening inventory costs of approximately $7,600. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $269,000.

        The Supercuts franchise salons provide consistent, high quality hair care services and professional products to customers at convenient times and locations and at a reasonable price. These Supercuts franchise salons appeal to men, women and children. Service revenues represent approximately 92 percent of the Supercuts franchise total revenues. Average annual revenues in a Supercuts franchise salon which has been open five years or more are approximately $338,000.

        Cost Cutters (franchise salons).    The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The customer mix at Cost Cutters is split relatively evenly between men and women. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $280,000.

        In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

        Promenade Salons.    Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Fiesta Salons and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. The customer mix is split relatively evenly between men and women at most concepts. Service revenues represent approximately 89 percent of total company-owned Promenade revenues. The average ticket was approximately $20 and $19 for fiscal years 2011 and 2010, respectively.

        The average initial capital investment required for a new Promenade Salon is approximately $60,000 to $80,000, excluding average opening inventory costs of approximately $8,600. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $241,000.

        Other Franchise Concepts.    This group of franchise salons includes primarily First Choice Haircutters, Magicuts, Beauty Supply Outlets and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under "Strip Center Salons".

        Subsequent to June 30, 2011, the Company acquired an ownership interest in a franchise concept that combines modern grooming techniques with classic barbershop elements. This ownership interest along with the Company's other men's franchise concepts will allow the Company to expand its focus on the male demographic.

        International Salons.    The Company's International salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £135,000 and £145,000 for a Regis salon, and between £55,000 and £65,000 for a Supercuts salon. Average annual salon revenues for a salon which has been open five years or more are approximately £225,000 in a Regis salon and £189,000 in a Supercuts salon. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is approximately £450,000. Average annual salon revenues for a salon which has been open five years or more is approximately £826,000.

Salon Franchising Program:

        General.    The Company has various franchising programs supporting its 1,936 franchise salons as of June 30, 2011, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, and Pro-Cuts. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

        The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

        Standards of Operations.    The Company does not control the day to day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours, personnel management and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve location, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, design and decor of stores, and trademark usage. The Company's field personnel make periodic visits to franchise stores to ensure that the stores are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to the franchise operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchise salons.

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

  Pro-Cuts (North America)

          The majority of existing Pro-Cuts franchise agreements have a ten year term with a ten year option to renew. The agreements also provide the Company a right of first refusal if the store is to be sold or transferred. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

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

Salon Markets and Marketing:

        The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its concepts targeting certain customer types and positioning each concept in the marketplace. Print, radio, television, online and billboard advertising are developed and supervised at the Company's headquarters, but most advertising is done in the immediate market of the particular salon.

        Most franchise concepts maintain separate advertising funds (the Funds) that provide comprehensive advertising and sales promotion support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of all of the fund's expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, company-owned and franchised, contribute to the Funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising campaigns and system wide activities. This intensive advertising program creates significant consumer awareness, a strong concept image and high loyalty.

Salon Education and Training Programs:

        The Company has an extensive hands-on training program for their stylists which emphasizes technical training in hairstyling and cutting, hair coloring, texturizing services and hair treatment regimes, as well as customer service skills and product sales. The objective of the training programs is to ensure that customers receive professional and quality services, which the Company believes will result in additional repeat customers, referrals and product sales.

        The Company has over 130 full and part-time artistic directors who train stylists the techniques to provide salon services and instruct stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD-based programs. The Company was the first in its industry to develop a DVD-based training system in its salons and currently has over 200 DVD titles designed to enhance the technical skills of stylists.

        The Company has customer service training programs designed to improve the interaction between employees and customers. Employees are trained in the proper techniques in greeting the customer, telephone courtesy and professional behavior through a series of professionally designed DVDs, along with instructional seminars.

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

        Historically, because of the Company's large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary POS information system. The Company has recently identified a third party POS software alternative that has a system that meets our current and enhanced functionality requirements and will cost significantly less to implement and support. This new technology will be implemented in our salons in fiscal year 2012 will allow the Company to stay current and meet customers' expectations.

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

        At the individual salon level the barriers to enter the market are not considerable; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, recruitment of experienced hair care management and adequate store staff, and leasing of quality sites. The principal factors of competition in the affordable hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of differentiation versus the competition. In order to obtain locations in shopping malls, the Company must be competitive as to rentals and other customary tenant obligations.

Hair Restoration Business Strategy:

        Hair Club for Men and Women (Hair Club) is the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. The Company leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat customers that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. The Company's operations, presented under the Hair Restoration Centers reporting unit, consist of 96 locations (29 franchise locations) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately five percent based on customer count.

        In an effort to provide privacy to its customers, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas. Following is a summary of the company-owned and franchise hair restoration centers in operation at June 30, 2011, 2010, and 2009:

	2011	2010	2009
Company-owned hair restoration centers:
Open at beginning of period	62	62	57
Constructed	3	4	8
Acquired	—	—	—
Franchise buybacks	4	—	2
Less relocations	(1)	(4)	(5)

Site openings	6	—	5

Sites closed	(1)	—	—

Total company-owned hair restoration centers	67	62	62

Franchise hair restoration centers:
Open at beginning of period	33	33	35
Acquired	—	—	—
Franchise buybacks	(4)	—	(2)
Less Relocations	—	—	—

Site openings	(4)	—	(2)

Sites closed	—	—	—

Total franchise hair restoration centers	29	33	33

Total hair restoration centers	96	95	95

        Hair Restoration Growth Opportunities.    The Company's hair restoration centers expansion strategy focuses on organic growth (successfully converting new leads into customers at existing centers, broadening the menu of services and products at each location and to a lesser extent, new center construction) and acquisition growth.

          Organic Growth.    The hair restoration centers' business model is driven by productive lead generation that ultimately produces recurring customers. The primary marketing vehicle is direct response television in the form of infomercials that creates leads into the hair restoration centers' telemarketing center. Call center employees receive calls and schedule a consultation at a local hair restoration company-owned or franchise center. At the consultation, sales consultants assess the needs of each individual client and educate them on the hair restoration centers' suite of hair loss solutions.

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

          Currently, all locations offer hair systems, hair therapy and hair care products. Among the hair restoration centers' product offerings are hair transplants. The hair restoration centers employ a hub and spoke strategy for hair transplants. As of June 30, 2011, 30 locations were equipped and staffed to perform the procedure. Currently, a total of 69 hair restoration centers offer this service to their customers. The Company plans to add the capability to conduct hair transplants to more centers in future periods.

          Company-owned-and franchise hair restoration centers are located in markets representing 74 percent of all U.S. television (TV) households. The Company's hair restoration centers advertise on cable TV to over 86 million households. There is an opportunity to add a limited number of new centers in under penetrated markets.

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

Affiliated Ownership Interests:

        The Company maintains ownership interests in salons, beauty schools and hair restoration centers. The primary ownership interests are in Provalliance, EEG and Hair Club for Men, Ltd., which are accounted for as equity method investments.

        The Company maintains a 46.7 percent ownership interest in Provalliance. The fiscal year 2008 merger of the operations of the European operating subsidiaries with the Franck Provost Salon Group created a newly formed entity, Provalliance. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. In March of 2011, the Company acquired approximately 17 percent additional equity interest in Provalliance.

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

Corporate Employees:

        During fiscal year 2011, the Company had approximately 55,000 full- and part-time employees worldwide, of which approximately 48,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        In February of 2011 the Company announced that Randy Pearce would assume the role of President from Paul Finkelstein, effective immediately. Mr. Finkelstein will continue to serve as Chairman of the Board of Directors and Chief Executive Officer until the appointment of a new Chief Executive Officer, which is expected to be in February 2012. Mr. Finkelstein will become Executive Chairman upon the appointment of a new Chief Executive Officer. In connection with these executive changes, Eric Bakken was promoted to Executive Vice President, General Counsel and Business Development, David Bortnem was promoted to Corporate Chief Operating Officer and Brent Moen was promoted to Chief Financial Officer.

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Paul Finkelstein	69	Chairman of the Board of Directors and Chief Executive Officer
Randy Pearce	56	President
David Bortnem	45	Executive Vice President, Corporate Chief Operating Officer
Eric Bakken	44	Executive Vice President, General Counsel and Business Development
Gordon Nelson	60	Executive Vice President, Fashion, Education
Norma Knudsen	53	Executive Vice President, Merchandising
Brent Moen	44	Senior Vice President and Chief Financial Officer

        Paul Finkelstein is the Chairman of the Board of Directors and Chief Executive Officer. He served as Chairman of the Board of Directors, President and CEO from 2004 to 2011, as President and Chief Executive Officer from 1996 to 2004, as President and Chief Operating Officer from 1988 to 1996 and as Executive Vice President from 1987 to 1988.

        Randy Pearce was appointed to President in 2011. He served as Senior Executive Vice President from 2006 to 2011, as Executive Vice President from 1999 to 2006, as Chief Administrative Officer from 1999 to 2011 and as Chief Financial Officer from 1998 to 2011. Additionally, he was Senior Vice President, Finance from 1998 to 1999, Vice President of Finance from 1995 to 1997 and Vice President of Financial Reporting from 1991 to 1994. During fiscal year 2006, he was also elected Director and Audit Committee Chair of Ascena Retail Group, Inc., which operates a chain of women's apparel specialty stores.

        David Bortnem was appointed to Corporate Chief Operating Officer in 2011. He served as Chief Operating Officer of MasterCuts from 2006 to 2011, as Vice President for the MasterCuts division from 2003 to 2006, and as Vice President for the Regis division from 2000 to 2003. He joined the Company in 1998 as a Salon Director.

        Eric Bakken has served as Executive Vice President since 2010. He served as Senior Vice President from 2006 to 2009, General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a lawyer to the Company from 1994 to 1998.

        Gordon Nelson has served as Executive Vice President, Fashion, Education and Marketing of the Company since 2006. In April of 2011 the Company announced the retirement of Gordon Nelson effective June 30, 2012. He served as Senior Vice President from 1994 to 2006 and in other roles with the Company from 1977 to 1994.

        Norma Knudsen has served as Executive Vice President, Merchandising since July 2006. She served as Chief Operating Officer, Trade Secret from February 1999 through 2009 and as Vice President, Trade Secret Operations from 1995 to 1999.

        Brent Moen was appointed to Senior Vice President and Chief Financial Officer in 2011. He served as Vice President and Corporate Controller from 2006 to 2011, as Vice President of Finance from 2002 to 2006, and as Director of Finance from 2000 to 2002.

Corporate Community Involvement:

        Many of the Company's employees volunteer their time to support charitable events for breast cancer research. Proceeds collected from such events are distributed through the Regis Foundation for Breast Cancer Research. The Company's community involvement also includes a major sponsorship role for the Susan G. Komen Twin Cities Race for the Cure. This 5K run and one mile walk is held in Minneapolis, Minnesota on Mother's Day to help fund breast cancer research, education, screening and treatment. Through its community involvement efforts, the Company has helped raise millions of dollars in fundraising for breast cancer research.

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

        Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the twelve months ended June 30, 2011 declined 1.7 percent compared to the twelve months ended June 30, 2010. We impaired $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011. We impaired $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Promenade, Regis, and Hair Restoration Centers.

        If we are unable to improve our comparable same-store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

Failure to control cost may adversely affect our operating results.

        We must continue to control our expense structure. Failure to manage our cost of product, labor and benefit rates, advertising and marketing expenses, operating lease costs, other store expenses or indirect spending could delay or prevent us from achieving increased profitability or otherwise adversely affect our operating results.

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

        During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Our share of our investment's goodwill balances as of June 30, 2011 is $102.1 million.

We are subject to default risk on our accounts and notes receivable.

        We have outstanding accounts and notes receivable subject to collectability. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected. For example, during the twelve months ended June 30, 2011 the Company recorded a $31.2 million valuation reserve on the note receivable from the purchaser of Trade Secret to reflect the net realizable value.

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

We rely heavily on our management information systems. If our systems fail to perform adequately or if we experience an interruption in their operation, our results of operations may be affected.

        The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and customer demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, inventory control and other functions. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business and may adversely affect our operating results.

        The Company plans to implement a new point-of-sale system in our salons during fiscal year 2012. Failure to effectively implement the point-of-sale system may adversely affect our operating results.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Company's corporate offices are headquartered in a 270,000 square foot, four building complex in Edina, Minnesota owned or leased by the Company. The Company also operates small offices in Toronto, Canada; Coventry and London, England; Boca Raton, Florida; and Chattanooga, Tennessee. These offices are occupied under long-term leases.

        The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility may be expanded to 290,000 square feet to accommodate future growth.

        The Company operates all of its salon locations and hair restoration centers under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Walmart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company's domestic locations.

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

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the twelve months ended June 30, 2011 and 2010, payments aggregating $4.3 million and $0.9 million, respectively, were made.

Item 4.    Reserved

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

(a)
Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters; Performance Graph

        Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2011 and 2010 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 12, 2011, Regis shares were owned by approximately 21,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $13.59 per share on August 12, 2011.

	2011		2010
Fiscal Quarter	High	Low	High	Low
1st Quarter	$19.53	$12.84	$18.46	$11.90
2nd Quarter	21.69	15.58	17.54	14.89
3rd Quarter	18.47	16.25	19.02	14.95
4th Quarter	19.20	13.83	20.46	15.55

        The Company paid quarterly dividends of $0.06 per share during each of the three month periods ended March 31, 2011 and June 30, 2011. The Company paid quarterly dividends of $0.04 per share in fiscal years 2010, and during each of the three month periods ended September 30, 2010 and December 31, 2010. The Company expects to continue paying regular quarterly dividends in the foreseeable future.

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

        The following graph compares the cumulative total shareholder return on the Company's stock for the last five years with the cumulative total return of the Standard and Poor's 500 Stock Index and the cumulative total return of a peer group index (the Peer Group) constructed by the Company. In addition, the Company has included the Standard and Poor's 400 Midcap Index and the Dow Jones Consumer Services Index in this analysis because the Company believes these two indices provide a comparative correlation to the cumulative total return of an investment in shares of Regis Corporation.

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., AutoZone, Inc., Brinker International, Inc., CBRL Group, Inc., DineEquity, Inc., Foot Locker, Inc., GameStop Corp., H&R Block, Inc., Jack in the Box, Inc., Papa John's International, Inc., PetSmart, Inc., RadioShack Corp., Service Corporation International, and Starbucks Corp. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the customer service element is a critical component to the business, and a target of moderate customers in terms of income and style, excluding apparel companies.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2006 and those dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2011

	2006	2007	2008	2009	2010	2011
Regis	$100.00	$107.86	$74.71	$49.90	$45.06	$44.86
S & P 500	100.00	120.59	104.77	77.30	88.46	115.61
S & P 400 Midcap	100.00	118.51	109.81	79.04	98.74	137.63
Dow Jones Consumer Service Index	100.00	116.91	92.34	76.21	93.68	128.99
Peer Group	100.00	108.11	79.68	72.77	93.83	137.32

(b)    Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2011, 2010, and 2009, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2011, $73.5 million remains to be spent on share repurchases under this program.

        The Company did not repurchase any of its common stock through its share repurchase program during the twelve months ended June 30, 2011.

CEO and CFO Certifications

        The certifications by our president and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO's annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards was submitted to the NYSE on November 15, 2010.

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

	2011	2010	2009	2008	2007
Revenues(a)	$2,325,869	$2,358,434	$2,429,787	$2,481,391	$2,373,338
Operating income(b)	3,948	97,218	109,073	173,340	141,506
(Loss) income from continuing operations(c)	(8,905)	39,579	6,970	83,901	67,739
(Loss) income from continuing operations per diluted share(c)	(0.16)	0.71	0.16	1.92	1.48
Total assets	1,805,753	1,919,572	1,892,486	2,235,871	2,132,114
Long-term debt and capital lease obligations, including current portion	313,411	440,029	634,307	764,747	709,231
Dividends declared	$0.20	$0.16	$0.16	$0.16	$0.16

(a)
Revenues from salons, schools or hair restorations centers acquired each year were $25.6, $17.8, $82.1, $110.0, and $105.1 million during fiscal years 2011, 2010, 2009, 2008, and 2007, respectively. Revenues from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 were $5.6, and $68.5 million in fiscal years 2008 and 2007, respectively. Revenues from the deconsolidated European franchise salon operations were $36.2 and $57.0 million in fiscal years 2008 and 2007, respectively.

(b)
The following significant items affected operating income:
  •
  During fiscal year 2011, the Company recorded a $31.2 million valuation reserve related to the note receivable with the purchaser of Trade Secret.

  •
  An impairment charge of $74.1 million associated with the Company's Promenade salon concept was recorded in fiscal year 2011. An impairment charge of $35.3 million associated with the Company's Regis salon concept was recorded in fiscal year 2010. An impairment charge of $41.7 million associated with the Company's United Kingdom salon division was recorded in fiscal year 2009. An impairment charge of $23.0 million associated with the Company's accredited cosmetology schools was recorded in fiscal year 2007.

  •
  Loss development was recorded in fiscal years 2011, 2010, 2009, 2008, and 2007 related to a change in estimate of the Company's self insurance accruals, primarily prior years' workers' compensation claims reserves. Site operating expenses increased by $1.4 million, and decreased by $1.7, $9.9, $6.9, and $10.0 million in fiscal years 2011, 2010, 2009, 2008, and 2007, respectively, as a result in the change in estimate.

  •
  Expenses of $6.7, $6.4, $10.2, $6.1, and $5.1 million related to the impairment of property and equipment at underperforming locations were recorded during fiscal years 2011, 2010, 2009, 2008, and 2007, respectively.

  •
  Charges of $2.1 and $5.7 million were recorded in fiscal years 2010 and 2009, respectively associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business.

  •
  During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million. Fiscal year 2010 included a $5.2 million charge related to the settlement of two legal claims regarding certain customer and employee matters.

  •
  Operating loss from the 51 accredited cosmetology schools contributed to Empire Education Group, Inc. on August 1, 2007 was $0.3 and $18.6 million in fiscal years 2008 and 2007, respectively. Operating income from the deconsolidated European franchise salon operations was $5.1 and $7.5 million in fiscal years 2008 and 2007, respectively.

(c)
The following significant items affected (loss) income from continuing operations and (loss) income from continuing operations per diluted share:

•
Upon the March 2011 acquisition of the approximately 17 percent additional ownership interest in Provalliance, the Company recognized a net gain of approximately $2.4 million representing the settlement of a portion of the company's equity put liability and additional ownership of the Frank Provost Group in Provalliance.

•
During fiscal year 2011, the Company recorded an $9.2 million other than temporary impairment on its investment in preferred shares of Yamano and premium paid at the time of it initial investment in MY Style. Impairment charges of $25.7 and $7.8 million associated with the Company's investment in Provalliance and for the full carrying value of our investment in and loans to Intelligent Nutrients, LLC were recorded in fiscal year 2009.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

  •
  Management's Overview

  •
  Critical Accounting Policies

  •
  Overview of Fiscal Year 2011 Results

  •
  Results of Operations

  •
  Liquidity and Capital Resources

MANAGEMENT'S OVERVIEW

        Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of June 30, 2011, we owned, franchised or held ownership interests in approximately 12,700 worldwide locations. Our locations consisted of 9,819 system wide North American and International salons, 96 hair restoration centers, and 2,786 locations in which we maintain an ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,419 salons, including 1,936 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 400 salons located in Europe, primarily in the United Kingdom. Hair Club for Men and Women includes 96 North American locations, including 29 franchise locations. During fiscal year 2011, we had approximately 55,000 corporate employees worldwide.

        Our fiscal year 2012 growth strategy is focused on increasing customer visits. We plan to execute our strategy through four focus areas of putting customers and stylists first, leveraging the power of our salon brands, technology and connectivity, and delivering improved financial performance. Initiatives of these four focus areas include:

  •
  Putting customers and stylists first through improving both the experience for the person in the chair and behind the chair. The Company will work on attracting, developing and retaining the best stylists through orientation programs, training and development and rewards and recognition.

  •
  Leveraging the power of our salon brands through focusing on the best brands within the best markets, enhanced focus and alignment and aggressive strategies including discounting.

  •
  Using technology and connectivity, including internet in the salons, to enhance effectiveness of field management and improve customer satisfaction and retention.

  •
  Delivering improved financial performance through undertaking cost savings initiatives in the range of $20.0 to $30.0 million with examples including renegotiated interest rates and a planned reduction in travel costs.

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

        We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal 2012, our outlook for constructed salons is approximately 285 units. In fiscal year 2012, capital expenditures and acquisitions are expected to be approximately $95.0 and $25.0 million, respectively.

        Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Once customer visitations stabilize, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 100 to 120 salons in fiscal year 2012. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is annual consolidated low single digit same-store sales increases. We project our annual fiscal year 2012 consolidated same-store sales to be in a range of negative 1.0 percent to positive 1.0 percent.

        Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2011, we acquired 8,050 salons, net of franchise buybacks. Once customer visitations normalize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

        Our organic growth plans for the hair restoration business include the construction of a modest number of new locations in untapped markets domestically and internationally. However, the success of our hair restoration business is not dependent on the same real estate criteria used for salon expansion. In an effort to provide confidentiality for our customers, our hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at our hair restoration centers will be dependent on successfully generating new leads and converting them into hair restoration customers. Our growth expectations for our hair restoration business are not dependent on referral business from, or cross marketing with, our hair salon business, but these concepts continue to be evaluated closely for additional growth opportunities.

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

Investment In and Loans to Affiliates

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loan receivables from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively.

Note Receivables, Net

        The note receivable balances within the Company's Consolidated Balance Sheet primarily include a note receivable with the purchaser of Trade Secret and a note receivable related to the Company's investment in MY Style. The balances are presented net of a valuation reserve for expected losses. The Company monitors the financial condition of its counterparties with an outstanding note receivable and records provisions for estimated losses on receivables when it believes the counterparties are unable to make their required payments. The valuation reserve is the Company's best estimate of the amount of probable credit losses related to existing notes receivable.

        During the third quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret, the fair value of the collateral decreased to a level below the carrying value of the outstanding note receivable, and the purchaser of Trade Secret provided the Company with a new five year business plan that was well below the purchaser of Trade Secret's original projections. Due to these factors that occurred during the third quarter of fiscal year 2011, the Company evaluated the note receivable for impairment based on a probability weighted expected future cash flow analysis. During the third quarter of fiscal year 2011, the Company recorded a $9.0 million valuation reserve for the excess of the carrying value of the note receivable over the present value of expected future cash flows.

        During the fourth quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret and the fair value of the collateral continued to decrease and was at a level significantly below the carrying value of the outstanding note receivable. In addition, the Company received updated financial projections that were below the projections received during the third quarter of fiscal year 2011. Due to these negative financial events in the fourth quarter of fiscal year 2011, the Company performed an extensive evaluation on the Company's option to realize the collateral under the note receivable and recorded an additional $22.2 million valuation reserve that fully reserved the carrying value of the note receivable as of June 30, 2011.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations.

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

        As a result of the Company's annual impairment analysis of goodwill as of February 28, 2011, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon concept.

        Historically, goodwill was tested annually for impairment during the third quarter, as of February 28, of each fiscal year. Effective in the fourth quarter of fiscal year 2011, the Company adopted a new accounting policy whereby the annual impairment review of goodwill will be performed during the fourth quarter, as of April 30 instead of the third quarter of each fiscal year. The change in the annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the Company's annual budgeting process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances. As a result of the Company's annual impairment testing of goodwill performed during the fourth quarter of fiscal year 2011, no impairment charges were recorded.

        As it is reasonably likely that there could be additional impairment of the Promenade salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the annual impairment tests of the Promenade salon concept are outlined below:

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

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Promenade salon concept reporting unit (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$26,000
Same-Store Sales	(1.0)	14,000

        As of our fiscal year 2011 annual impairment tests, the estimated fair value of the Hair Restoration Centers reporting unit exceeded its respective carrying value by approximately 9.0 percent. As it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the annual impairment tests of the Hair Restoration Centers reporting unit are outlined below:

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

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$21,000
Same-Store Sales	(1.0)	5,000

        As of our fiscal year 2011 annual impairment test, the estimated fair value of the Regis salon concept exceeded its respective carrying value by approximately 18.0 percent. As it is reasonably likely that there could be impairment of the Regis salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the annual impairment tests of the Regis salon concept are outlined below:

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

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$13,000
Same-Store Sales	(1.0)	10,000

        The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of the Promenade, Regis, and Hair Restoration Centers reporting units to be appropriate based on the projected level of revenue growth, operating income and cash flows, it is reasonably likely that the Promenade, Regis, and Hair Restoration Centers reporting units may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segments are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept, Regis salon concept, and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted.

        As of June 30, 2011, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

        A summary of the Company's goodwill balance as of June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of June 30, 2011	As of June 30, 2010
	(Dollars in thousands)
Regis	$103,761	$102,180
MasterCuts	4,652	4,652
SmartStyle	48,916	48,280
Supercuts	129,477	121,693
Promenade	240,910	309,804

Total North America Salons	527,716	586,609
Hair Restoration Centers	152,796	150,380

Consolidated Goodwill	$680,512	$736,989

        As a result of the Company's annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

        As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations. The recent performance challenges of the international salon operations indicated that the estimated fair value was less than the current carrying of this reporting unit's net assets, including goodwill.

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

        During fiscal years 2011, 2010, and 2009, $6.7, $6.4, and $10.2 million, respectively, of impairment was recorded within depreciation and amortization in the Consolidated Statement of Operations. In June 2009, we approved a plan to close up to 80 underperforming United Kingdom company-owned salons in fiscal year 2010 that was in addition to the July 2008 approved plan of closing up to 160 underperforming company-owned salons in fiscal year 2009. We also evaluated the appropriateness of the remaining useful lives of its affected property and equipment and whether a change to the depreciation charge was warranted.

Purchase Price Allocation

        We make numerous acquisitions. The purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in customer base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and customer preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of customers through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2011, 2010, and 2009 acquisitions totaled $2.0, $0.1, and $1.3 million, respectively. The residual goodwill generated by fiscal year 2011, 2010, and 2009 acquisitions totaled $12.5, $2.6, and $30.8 million, respectively. See Note 4 to the Consolidated Financial Statements for further information.

Self Insurance Accruals

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practice liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for three models; California, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability;

however, it is a single model for all liability claims rather than the three separate models used for workers' compensation.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal year 2011, the Company recorded an increase in expense from changes in estimates related to prior year open policy periods of $1.4 million. For fiscal years 2010 and 2009, the Company recorded decreases in expense from changes in estimates related to prior year open policy periods of $1.7 and $9.9 million, respectively. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in income of affiliated companies by $4.6, $4.5, and $4.0 million for the three years ended June 30, 2011, 2010 and 2009, respectively. The Company updates loss projections twice each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

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

        In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes a reserve for potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2007 and after remain open for federal tax audit. The Company's United States federal income tax returns for the years 2007 through 2009 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2007. However, the Company is under audit in a number of states in which the statute of limitations has been extended for fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        As of June 30, 2011 the Company's liability for uncertain tax positions was $13.5 million. See Note 13 to the Consolidated Financial Statements for further information.

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

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the twelve months ended June 30, 2011, the final payments aggregating $4.3 million were made.

OVERVIEW OF FISCAL YEAR 2011 RESULTS

        The following summarizes key aspects of our fiscal year 2011 results:

  •
  Revenues decreased 1.4 percent to $2.3 billion during fiscal year 2011. The Company experienced a decline in customer visitation partially offset by an increase in average ticket price, resulting in a decrease in consolidated same-store sales of 1.7 percent. Fiscal year 2010 revenues included a one-time sale of $20.0 million of product to the purchaser of Trade Secret.

  •
  The Company recorded a goodwill impairment charge of $74.1 million associated with our Promenade salon concept during fiscal year 2011.

  •
  Long-lived asset impairment charges of $6.7 million were recorded during fiscal year 2011.

  •
  The Company recorded a $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret.

  •
  During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

  •
  The Company recorded a $9.2 million other than temporary impairment on its investment in preferred shares of Yamano Holdings Corporation and premium paid on an investment with a subsidiary of Yamano Holdings Corporation.

  •
  Upon the March 2011 acquisition of the approximately 17 percent additional ownership interest in Provalliance, the Company recognized a net gain of approximately $2.4 million representing the settlement of a portion of the company's equity put liability and additional ownership of the Frank Provost Group in Provalliance.

  •
  Total debt at the end of fiscal year 2011 declined to $313.4 million and our debt-to-capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, improved 700 basis points to 23.3 percent as compared to June 30, 2010. The decrease in debt-to-capitalization ratio from fiscal year 2010 to fiscal year 2011 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011 and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British pound.

  •
  The annual effective income tax rate of 37.1 percent was impacted by employment credits related to the Small Business and Work Opportunity Tax Act of 2007 which benefited the effective income tax rate by 15.3 percent. Based upon current legislation these credits are scheduled to expire on December 31, 2011. Partially offsetting the impact of the employment credits was the pre-tax non-cash goodwill impairment charge of $74.1 million, recorded during the three months ended March 31, 2011, which is only partially deductible for tax purposes.

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

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2011	2010	2009
Service revenues	75.8%	75.6%	75.5%
Product revenues	22.5	22.7	22.9
Royalties and fees	1.7	1.7	1.6
Operating expenses:
Cost of service(1)	57.5	56.9	57.0
Cost of product(2)	47.8	49.4	50.9
Site operating expenses	8.5	8.5	7.8
General and administrative	14.6	12.4	12.0
Rent	14.7	14.6	14.3
Depreciation and amortization	4.5	4.6	4.8
Goodwill impairment	3.2	1.5	1.7
Lease termination costs	—	0.1	0.2
Operating income	0.2	4.1	4.5
(Loss) income from continuing operations before income taxes and equity in income (loss) of affiliated companies	(1.1)	2.3	3.2
(Loss) income from continuing operations	(0.4)	1.7	0.3
Income (loss) from discontinued operations	—	0.1	(5.4)
Net (loss) income	(0.4)	1.8	(5.1)

(1)
Computed as a percent of service revenues and excludes depreciation expense.

(2)
Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues decreased 1.4 percent during fiscal year 2011 and decreased 2.9 percent during fiscal year 2010. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
North American salons:
Regis	$434,249	$437,990	$474,964
MasterCuts	165,729	166,821	170,338
SmartStyle	531,090	533,094	529,782
Supercuts	321,881	314,698	310,913
Promenade(3)	576,995	607,960	631,701

Total North American Salons(2)	2,029,944	2,060,563	2,117,698
International salons	150,237	156,085	171,569
Hair restoration centers	145,688	141,786	140,520

Consolidated revenues	$2,325,869	$2,358,434	$2,429,787

Percent change from prior year	(1.4)%	(2.9)%	(2.1)%
Salon same-store sales decrease(1)	(1.7)%	(3.2)%	(3.1)%

(1)
Salon same-store sales are calculated on a daily basis as the total change in sales for company-owned salons which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date salon same-store sales are the sum of the same-store sales computed on a daily basis. Salons relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies so that foreign currency fluctuations do not impact the calculation. Management believes that same-store sales, a component of organic growth, are useful in determining the increase in salon revenues attributable to its organic growth (new salon construction and same-store sales growth) versus growth from acquisitions.

(2)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. All periods presented reflect Trade Secret as a discontinued operation. Accordingly, Trade Secret revenues are excluded from this presentation.

(3)
Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. For the fiscal year ended June 30, 2010 and 2009, the Company generated revenue of $20.0 and $32.2 million in product revenues, respectively, which represented 0.8 and 1.3 percent of consolidated revenues, respectively. The agreement was substantially complete as of September 30, 2009.

        The decreases of 1.4, 2.9, and 2.1 percent in consolidated revenues during fiscal years 2011, 2010, and 2009, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2011	2010	2009
Acquisitions (previous twelve months)	1.1%	0.8%	3.4%
Organic	(1.4)	(3.0)	(1.4)
Foreign currency	0.4	0.2	(2.2)
Franchise revenues	0.0	0.0	(1.1)
Closed salons	(1.5)	(0.9)	(0.8)

	(1.4)%	(2.9)%	(2.1)%

        We acquired 105 company-owned salons (including 78 franchise buybacks), and bought back four hair restoration centers from franchisees during fiscal year 2011 compared to 26 company-owned salons (including 23 franchise buybacks), and bought back zero hair restoration centers from franchisees during fiscal year 2010. The decline in organic sales during fiscal year 2011 was primarily due to consolidated same-store sales decrease of 1.7 percent due to a decline in same-store customer visits, partially offset by an increase in average ticket. The decline in organic sales was also due to the completion of an agreement in the prior year to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the twelve months ended June 30, 2010. Partially offsetting the organic sales decrease was the construction of 146 company-owned salons during the twelve months ended June 30, 2011. We closed 305 and 269 salons (including 60 and 65 franchise salons) during the twelve months ended June 30, 2011 and 2010, respectively.

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

        During fiscal year 2011, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and British pound, as compared to the prior fiscal year's exchange rates. During fiscal year 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United Stated dollar against the British pound and Euro as compared to the prior fiscal year's exchange rates. During fiscal year 2009, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound, and Euro as compared to the prior fiscal year's exchange rates. Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

        Service Revenues.    Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		Decrease Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$1,762,974	$(21,163)	(1.2)%
2010	1,784,137	(49,821)	(2.7)
2009	1,833,958	(28,532)	(1.5)

        The decrease in service revenues during fiscal year 2011 was due to same-store service sales decreasing 2.3 percent, as a result of a decline in same-store customer visits. Partially offsetting the decrease was growth due to new and acquired salons during the twelve months ended June 30, 2011, price increases, sales mix as the company continues to increase hair color and waxing services, and the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2011.

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

        Product Revenues.    Product revenues are primarily sales at company-owned salons and hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$523,194	$(11,399)	(2.1)%
2010	534,593	(21,612)	(3.9)
2009	556,205	4,919	0.9

        The decrease in product revenues during fiscal year 2011 was primarily due to the decrease in product sales to the purchaser of Trade Secret from $20.0 million in fiscal year 2010 to zero in fiscal year 2011. Partially offsetting the decrease was same-store product sales increasing 0.4 percent, product sales from new and acquired salons, and the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2011.

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

        Royalties and Fees.    Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$39,701	$(3)	(0.0)%
2010	39,704	80	0.2
2009	39,624	(27,991)	(41.4)

        Total franchise locations open at June 30, 2011 and 2010 were 1,965 (including 29 franchise hair restoration centers) and 2,053 (including 33 franchise hair restoration centers), respectively. The decrease in franchise locations was offset by the impact of the weakening of the United States dollar against the Canadian dollar.

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

Gross Margin (Excluding Depreciation)

        Our cost of revenues primarily includes labor costs related to salon employees and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Gross Margin	Margin as % of Service and Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$1,023,321	44.8%	$(15,806)	(1.5)%	—
2010	1,039,127	44.8	(23,279)	(2.2)	40
2009	1,062,406	44.4	(24,420)	(2.2)	(60)

(1)
Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

        Service Margin (Excluding Depreciation).    Service margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Service Margin	Margin as % of Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$750,106	42.5%	$(18,311)	(2.4)%	(60)
2010	768,417	43.1	(20,822)	(2.6)	10
2009	789,239	43.0	(10,692)	(1.3)	10

(1)
Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in service margins as a percent of service revenues during fiscal year 2011 was primarily due to an unexpected increase in salon health insurance costs due to several unusually large claims and an increase in payroll taxes as a result of states increasing unemployment taxes.

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

        Product Margin (Excluding Depreciation).    Product margin was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Product Margin	Margin as % of Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$273,215	52.2%	$2,505	0.9%	160
2010	270,710	50.6	(2,457)	(0.9)	150
2009	273,167	49.1	(13,728)	(4.8)	(290)

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

        The following tables breakout product revenues, cost of product and product margin as a percent of product revenues between product and product sold to the purchaser of Trade Secret.

	For the Years Ended June 30,
Breakout of Product Revenues	2011	2010	2009
Product	$523,194	$514,631	$523,968
Product sold to purchaser of Trade Secret	—	19,962	32,237

Total product revenues	$523,194	$534,593	$556,205

	For the Years Ended June 30,
Breakout of Cost of Product	2011	2010	2009
Cost of product	$249,979	$243,921	$250,801
Cost of product sold to purchaser of Trade Secret	—	19,962	32,237

Total cost of product	$249,979	$263,883	$283,038

	For the Years Ended June 30,
Product Margin as % of Product Revenues	2011	2010	2009
Margin on product other than sold to purchaser of Trade Secret	52.2%	52.6%	52.1%
Margin on product sold to purchaser of Trade Secret	—	—	—
Total product margin	52.2%	50.6%	49.1%

        The basis point decrease in product margin other than sold to purchaser of Trade Secret as a percentage of product revenues during fiscal year 2011 was primarily due to an increase in sales of slightly lower-profit margin appliances in our International segment and an increase in the cost of hair systems in our Hair Restoration Centers segment, partially offset by reduced commissions paid to new employees on retail product sales in our North American segment.

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

Site Operating Expenses

        This expense category includes direct costs incurred by our salons and hair restoration centers, such as on-site advertising, workers' compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Site Operating	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$197,722	8.5%	$(1,616)	(0.8)%	—
2010	199,338	8.5	8,882	4.7	70
2009	190,456	7.8	5,687	3.1	40

(1)
Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        Site operating expenses as a percent of consolidated revenues during fiscal year 2011 was consistent with fiscal year 2010. A reduction in legal claims expense and a favorable sales tax audit adjustment were offset by a planned increase in advertising expense within the Company's Promenade concept and an increase in self insurance accruals.

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

General and Administrative

        General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	G&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$339,857	14.6%	$47,866	16.4%	220
2010	291,991	12.4	330	0.1	40
2009	291,661	12.0	(29,902)	(9.3)	(100)

(1)
Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in G&A costs as a percentage of consolidated revenues during fiscal year 2011 was primarily due to the $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company's senior management restructure, expenditures associated with the Regis salon concept re-imaging project, professional fees incurred related to the exploration of strategic alternatives and information technology projects, legal claims expense and negative leverage on fixed costs within this category due to negative same-store sales.

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

Rent

        Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$342,286	14.7%	$(1,812)	(0.5)%	10
2010	344,098	14.6	(3,694)	(1.1)	30
2009	347,792	14.3	(13,684)	(3.8)	(30)

(1)
Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2011 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by a favorable reduction to our common area maintenance expenses.

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

Depreciation and Amortization

        Depreciation and amortization expense (D&A) was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	D&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$105,109	4.5%	$(3,655)	(3.4)%	(10)
2010	108,764	4.6	(6,891)	(6.0)	(20)
2009	115,655	4.8	2,362	2.1	20

(1)
Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in D&A as a percent of consolidated revenues during fiscal year 2011 was primarily due to a decrease in depreciation expense from a reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009. The basis point decrease was partially offset by negative leverage from the decrease in same-store sales.

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

Goodwill Impairment

        Goodwill impairment was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Goodwill Impairment	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$74,100	3.2%	$38,823	110.1%	170
2010	35,277	1.5	(6,384)	(15.3)	(20)
2009	41,661	1.7	41,661	100.0	170

(1)
Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The Company recorded a $74.1 million goodwill impairment charge related to the Promenade salon concept during fiscal year 2011. Due to lower than expected earnings and same-store sales, the estimated fair value of the Promenade salon operations was less than the carrying value of this concept's net assets, including goodwill. The $74.1 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon operations.

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

Lease Termination Costs

        Lease termination costs were as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Lease Termination Costs	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$—	—%	$(2,145)	(100.0)%	(10)
2010	2,145	0.1	(3,587)	(62.6)	(10)
2009	5,732	0.2	5,732	100.0	20

(1)
Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

        As the Company's July 2008 and June 2009 plans to close underperforming company-owned salons were substantially complete as of June 30, 2010, the Company did not incur lease termination costs during the twelve months ended June 30, 2011.

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

        See further discussion within Note 11 of the Consolidated Financial Statements.

Interest Expense

        Interest expense was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$34,388	1.5%	$(20,026)	(36.8)%	(80)
2010	54,414	2.3	14,646	36.8	70
2009	39,768	1.6	(4,511)	(10.2)	(20)

(1)
Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in interest as a percent of consolidated revenues during the twelve months ended June 30, 2011 was primarily due to a reduction in interest expense due to the twelve months ended June 30, 2010 including $18.0 million of make-whole payments and other fees associated with the repayment of private placement debt, and decreased debt levels during fiscal year 2011.

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

Interest Income and Other, net

        Interest income and other, net was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Income as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$4,811	0.2%	$(5,599)	(53.8)%	(20)
2010	10,410	0.4	949	10.0	—
2009	9,461	0.4	1,288	15.8	10

(1)
Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in the interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2011 was primarily due to the foreign currency impact of the Company's investment in MY Style, $1.9 million received from the purchaser of Trade Secret in the comparable prior period for administrative services, and $1.9 million in interest income recorded in the comparable prior period on the outstanding note receivable due from the purchaser of Trade Secret.

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

Income Taxes

        Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point (Decrease) Increase
2011	(37.1)%	(8,520)
2010	48.1	(520)
2009	53.3	1,380

(1)
Represents the basis point change in income tax expense as a percent of (loss) income from continuing operations before income taxes and equity in income (loss) of affiliated companies as compared to the corresponding periods of the prior fiscal year.

        For fiscal year 2011, the Company reported a $25.6 million loss from continuing operations before income taxes as compared to income from continuing operations before income taxes of $53.2 and $78.8 million in fiscal years 2010 and 2009, respectively. The rate reconciliation items have a greater impact on the annual effective income tax rate in fiscal year 2011 as the magnitude of the loss from continuing operations before income taxes is less than the magnitude of income from continuing operations before income taxes in fiscal year 2010. The annual effective tax rate was favorably impacted by the employment credits related to the Small Business and Work Opportunity Tax Act of 2007. Based upon current legislation, these credits are scheduled to expire on December 31, 2011. Partially offsetting the favorable impact of the employment credits was the adverse impact of the pre-tax non-cash goodwill impairment charge of $74.1 million recorded during the third quarter of fiscal year 2011, which is only partially deductible for tax purposes. Additionally, the foreign income taxes at other than U.S. rates adversely impacted the annual effective tax rate due to a decrease in foreign income from continuing operations before income taxes and other foreign non-deductible items.

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

Equity in Income (Loss) of Affiliated Companies, Net of Income Taxes

        Equity in income (loss) of affiliates, representing the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Equity Income (Loss)
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2011	$7,228	$(4,714)	(39.5)%
2010	11,942	41,788	140.0
2009	(29,846)	(30,695)	(3,615.4)

        Equity in income of affiliated companies, net of taxes for the year ended June 30, 2011 was due to equity in income of $7.8, $5.5 and $0.6 million recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd., respectively. In addition, the Company recorded a $9.0 million impairment loss related to the Company's investment in MY Style. The impairment charge was based on the decline in equity value of MY Style as a result of changes in projected revenue growth after the natural disasters that occurred in Japan during March 2011. The Company also recorded a $2.4 million net gain related to the settlement of a portion of the Company's equity put liability and additional ownership of the Frank Provost Group in Provalliance.

        Equity in income of affiliated companies, net of taxes for the year ended June 30, 2010 was due to equity in income of $4.1, $6.4 and $0.9 million recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd., respectively.

        The increase in losses of affiliated companies, net of taxes for the year ended June 30, 2009 was primarily due to the impairment losses of $25.7 and $4.8 million, on our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Primarily the result of the weakened economy across continental Europe, Provalliance had recorded income at levels much less than expected by Regis management during the Company's fiscal year ended June 30, 2009. In addition, Provalliance significantly increased its debt levels resulting from acquisitions since January 31, 2008 but had significantly reduced future income expectations as a result of current economic conditions. The Company calculated the estimated fair value of Provalliance based on discounted future cash flows that utilize estimates in annual revenue growth, gross margins, capital expenditures, income taxes and long-term growth for determining terminal value. The discounted cash flow model utilizes projected financial results based on Provalliance's business plans and historical trends. The increased debt and reduced earnings expectations reduced the fair value of Provalliance as of June 30, 2009. Accordingly, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million other than temporary impairment charge in its fourth quarter ended June 30, 2009. The $4.8 million impairment charge was based on Intelligent Nutrients, LLC's inability to develop a professional organic brand of shampoo and conditioner with broad consumer appeal. The Company determined the losses in value to be other than temporary. Partially offsetting the impairment losses was equity in income recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd. See Note 6 to the Consolidated Financial Statements for further discussion of each respective affiliated company.

Income (Loss) from Discontinued Operations, net of Taxes

        Income (loss) from discontinued operations was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Income (Loss) from Discontinued Operations, Net of Taxes
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2011	$—	$(3,161)	(100.0)%
2010	3,161	134,597	102.4
2009	(131,436)	(132,739)	(10,187.2)

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

        During the fiscal year ended June 30, 2011, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar and British Pound against the United States dollar.

        During the fiscal year ended June 30, 2010, foreign currency translation had a favorable impact on consolidated revenues due to the strengthening of the Canadian dollar against the United States dollar, partially offset by the weakening of the British pound and Euro against the United States dollar.

        During the fiscal year ended June 30, 2009, foreign currency translation had an unfavorable impact on consolidated revenues due to the weakening of the Canadian dollar, British pound, and Euro against the United States dollar.

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
				Impact on Income Before Income Taxes
	Impact on Revenues
				Fiscal 2011	Fiscal 2010
Currency	Fiscal 2011	Fiscal 2010	Fiscal 2009			Fiscal 2009
	(Dollars in thousands)
Canadian dollar	$9,736	$10,422	$(18,509)	$937	$1,761	$(3,009)
British pound	653	(4,928)	(36,624)	15	(184)	7,248
Euro	(137)	(34)	(496)	39	(5)	(252)

Total	$10,252	$5,460	$(55,629)	$991	$1,572	$3,987

Results of Operations by Segment

        Based on our internal management structure, we report three segments: North American salons, International salons and Hair Restoration Centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

        North American Salon Revenues.    Total North American salon revenues were as follows:

		(Decrease) Increase Over Prior Fiscal Year
				Same-Store Sales Decrease
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$2,029,944	$(30,619)	(1.5)%	(1.8)%
2010	2,060,563	(57,135)	(2.7)	(3.3)
2009	2,117,698	27,952	1.3	(2.9)

        The percentage (decreases) increases during the years ended June 30, 2011, 2010, and 2009 were due to the following factors:

	Percentage (Decrease) Increase in Revenues For the Years Ended June 30,
Factor	2011	2010	2009
Acquisitions (previous twelve months)	1.2%	0.8%	3.7%
Organic	(1.7)	(3.6)	(0.9)
Foreign currency	0.5	0.5	(0.9)
Franchise revenues	0.0	—	(0.1)
Closed salons	(1.5)	(0.4)	(0.5)

	(1.5)%	(2.7)%	1.3%

        We acquired 105 North American salons during the twelve months ended June 30, 2011, including 78 franchise buybacks. The decline in organic sales was the result of a same-store sales decrease of 1.8 percent due to a decline in same-store customer visits, partially offset by an increase in average ticket. Contributing to the organic sales decline during the twelve months ended June 30, 2011 was the completion of an agreement to supply the purchaser of Trade Secret product at cost. The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the twelve months ended June 30, 2010. The foreign currency impact during fiscal year 2011 resulted primarily from the weakening of the United States dollar against the Canadian dollar.

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

        North American Salon Operating Income.    Operating income for the North American salons was as follows:

			Decrease Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$166,683	8.2%	$(53,172)	(24.2)%	(250)
2010	219,855	10.7	(55,773)	(20.2)	(230)
2009	275,628	13.0	(10,227)	(3.6)	(70)

(1)
Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in North American salon operating income as a percent of North American salon revenues during fiscal year 2011 was primarily due to the $74.1 million goodwill impairment of the Company's Promenade salon concept and negative leverage in fixed cost categories due to negative same-store sales. Partially offsetting the basis point decrease was lower depreciation expense due to a reduction in salon construction.

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

International Salons

        International Salon Revenues.    Total International salon revenues were as follows:

		Decrease Over Prior Fiscal Year
				Same-Store Sales Decrease
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$150,237	$(5,848)	(3.7)%	(3.1)%
2010	156,085	(15,484)	(9.0)	(3.8)
2009	171,569	(84,494)	(33.0)	(7.2)

        The percentage (decreases) increases during the years ended June 30, 2011, 2010, and 2009 were due to the following factors:

	Percentage (Decrease) Increase in Revenues For the Years Ended June 30,
	2011	2010	2009
Acquisitions (previous twelve months)	—%	—%	—%
Organic	(0.3)	1.5	(4.8)
Foreign currency	0.3	(2.9)	(14.5)
Franchise revenues	—	—	(9.2)
Closed salons	(3.7)	(7.6)	(4.5)

	(3.7)%	(9.0)%	(33.0)%

        We did not acquire any International salons during the twelve months ended June 30, 2011. The organic sales decrease was primarily due to a decrease in same-store sales of 3.1 percent for the twelve months ended June 30, 2011, partially offset by the rebranding of certain salons that had previously been operating under a different salon concept. The foreign currency impact during fiscal year 2011 resulted from the weakening of the United States dollar against the British Pound. We closed 15 company-owned salons during the twelve months ended June 30, 2011.

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

        International Salon Operating Income (Loss).    Operating income (loss) for the International salons was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Operating Income (Loss)	Operating Income (Loss) as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$6,738	4.5%	$(41)	(0.6)%	20
2010	6,779	4.3	52,260	114.9	3,080
2009	(45,481)	(26.5)	(57,132)	(490.4)	(3,110)

(1)
Represents the basis point change in International salon operating income (loss) as a percent of total International salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in International salon operating income as a percent of International salon revenues during fiscal year 2011 was primarily due to $2.1 million of lease termination costs recognized during fiscal year 2010 associated with the Company's planned closure of underperforming salons. Partially offsetting the basis point improvement was a decline on product margins from mix play, as a larger than expected percentage of our product sales came from lower-margin products.

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

Hair Restoration Centers

        Hair Restoration Center Revenues.    Total Hair Restoration Centers revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales Increase (Decrease)
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$145,688	$3,902	2.8%	1.2%
2010	141,786	1,266	0.9	0.4
2009	140,520	4,938	3.6	(0.8)

        The percentage increases (decreases) during the years ended June 30, 2011, 2010, and 2009 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2011	2010	2009
Acquisitions (previous twelve months)	1.1%	0.2%	5.9%
Organic	1.0	1.0	(0.9)
Franchise revenues	0.7	(0.3)	(1.4)

	2.8%	0.9%	3.6%

        We acquired four hair restoration centers during the twelve months ended June 30, 2011, all of which were franchise buybacks, and constructed three hair restoration centers during the twelve months ended June 30, 2011. The increase in organic Hair Restoration Centers revenues during fiscal year 2011 was due to the increase in same-store sales of 1.2 percent.

        We constructed four hair restoration centers during the twelve months ended June 30, 2010. The increase in organic Hair Restoration Centers revenues during fiscal year 2010 was due to the increase in same-store sales of 0.4 percent.

        We acquired two hair restoration centers during the twelve months ended June 30, 2009, both of which were franchise buybacks, and constructed eight hair restoration centers during the twelve months ended June 30, 2009. The decrease in organic Hair Restoration Centers revenues during fiscal year 2009 was due to the decrease in same-store sales of 0.8 percent.

        Hair Restoration Center Operating Income.    Operating income for our Hair Restoration Centers was as follows:

			Decrease Over Prior Fiscal Year
Years Ended June 30,	Operating Income	Operating Income as % of Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$18,230	12.5%	$(2,107)	(10.4)%	(180)
2010	20,337	14.3	(3,534)	(14.8)	(270)
2009	23,871	17.0	(4,310)	(15.3)	(380)

(1)
Represents the basis point change in Hair Restoration Centers operating income as a percent of total Hair Restoration Centers revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in Hair Restoration Centers operating income as a percent of Hair Restoration Centers revenues during the twelve months ended June 30, 2011 was primarily due to an increase in the cost of hair systems and expenses associated with a legal claim. Partially offsetting the basis point decrease was a benefit related to a favorable ruling on a state sales tax issue.

        The basis point decrease in Hair Restoration Centers operating income as a percent of Hair Restoration Centers revenues during the twelve months ended June 30, 2010 was primarily due to an increase in advertising spend and the settlement of a vendor dispute totaling $0.6 million.

        The basis point decrease in Hair Restoration Centers operating income as a percent of Hair Restoration Centers revenues during fiscal year 2009 was primarily due to lower operating margins on newly constructed and acquired centers and negative leverage in fixed cost categories due to negative same-store sales.

Unallocated Corporate

        Unallocated Corporate Operating Loss.    Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Operating Loss
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2011	$(187,703)	$37,950	25.3%
2010	(149,753)	4,808	3.3
2009	(144,945)	(7,402)	(4.9)

        The increase in unallocated corporate operating loss during the twelve months ended June 30, 2011 as compared to the twelve months ended June 30, 2010 was primarily due to the $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company's senior management restructure, professional fees incurred related to the exploration of strategic alternatives and information technology projects and legal claims expense.

        The increase in unallocated corporate operating loss during the twelve months ended June 30, 2010 as compared to the twelve months ended June 30, 2009 was primarily due to an increase in professional fees and distribution costs from an agreement with the purchaser of Trade Secret.

        The decrease in unallocated corporate operating loss during the twelve months ended June 30, 2009 as compared to the twelve months ended June 30, 2008 was primarily due to the cost savings initiatives implemented during the first half of fiscal year 2009 and a reduction in professional fees.

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase(1)
2011	23.3%	(700)
2010	30.3	(1,380)
2009	44.1	20

(1)
Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011 and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

        The basis point improvement in the debt to capitalization ratio as of June 30, 2010 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during fiscal year 2010. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Customers pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

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

        Total assets at June 30, 2011, 2010, and 2009 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Total Assets
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2011	$1,805,753	$(113,819)	(5.9)%
2010	1,919,572	27,086	1.4
2009	1,892,486	(343,385)	(15.4)

        The $74.1 million goodwill impairment charge related to the Promenade salon concept, a $31.2 million valuation reserve on the note receivable due from the purchaser of Trade Secret, and a $9.2 million impairment on the Company's investment in MY Style, partially offset by cash flows from operations, were the primary factors for the decrease in total assets as of June 30, 2011 compared to June 30, 2010.

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

        Total shareholders' equity at June 30, 2011, 2010, and 2009 was as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Shareholders' Equity
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2011	$1,032,619	$19,326	1.9%
2010	1,013,293	210,433	26.2
2009	802,860	(173,326)	(17.8)

        During the twelve months ended June 30, 2011, equity increased primarily as a result of $30.4 million of foreign currency translation and $9.6 million of stock based compensation, partially offset by $11.5 million of dividends and $8.9 million of net loss.

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

Cash Flows

Operating Activities

        Net cash provided by operating activities during the twelve months ended June 30, 2011, 2010 and 2009 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Net (loss) income	$(8,905)	$42,740	$(124,466)
Depreciation and amortization	98,428	102,336	115,016
Equity in (income) loss of affiliated companies	(7,228)	(11,942)	28,940
Dividends received from affiliated companies	10,023	2,404	906
Deferred income taxes	(14,711)	5,115	(3,843)
Impairment on discontinued operations	—	(154)	183,289
Goodwill and asset impairments	80,781	41,705	51,862
Note receivable bad debt expense	31,227	—	—
Receivables	(2,358)	1,192	(12,104)
Inventories	4,629	4,823	7,128
Income tax receivable	23,855	957	(34,652)
Other current assets	4,725	2,657	(52)
Other assets	(11,050)	(14,951)	(1,327)
Accounts payable and accrued expenses	368	1,040	(26,977)
Other noncurrent liabilities	1,818	1,954	387
Other	17,576	12,347	3,957

	$229,178	$192,223	$188,064

        Fiscal year 2011 cash provided by operating activities was greater than fiscal year 2010 cash provided by operating activities due to an increase of $7.6 million in dividends received from affiliated companies and a $23.9 million reduction in income tax receivables.

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

Investing Activities

        Net cash used in investing activities during the twelve months ended June 30, 2011, 2010 and 2009 was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Business and salon acquisitions	$(17,990)	$(3,664)	$(40,051)
Capital expenditures for remodels or other additions	(44,855)	(40,561)	(35,081)
Capital expenditures for the corporate office (including all technology-related expenditures)	(13,826)	(7,828)	(13,113)
Capital expenditures for new salon construction	(12,788)	(9,432)	(25,380)
Proceeds from loans and investments	16,804	16,099	19,008
Disbursements for loans and investments	(72,301)	—	(20,971)
Freestanding derivative settlement	—	736	—
Proceeds from sale of assets	626	70	77

	$(144,330)	$(44,580)	$(115,511)

        Cash used by investing activities was greater during fiscal year 2011 compared to fiscal year 2010 due to the acquisition of approximately 17 percent additional equity interest in Provalliance for $57.3 million (€ 40.4 million), a disbursement of $15.0 million on the revolving credit facility with EEG and the planned increase in acquisitions and capital expenditures. The Company completed 271 major remodeling projects during fiscal year 2011, compared to 333 and 280 during fiscal years 2010 and 2009, respectively. During fiscal year 2011, we constructed 146 company-owned salons and three hair restoration centers, and acquired 105 company-owned salons (78 of which were franchise buybacks) and four hair restoration centers (all of which were franchise buybacks).

        Cash used by investing activities was lower during fiscal year 2010 compared to fiscal year 2009 due to the planned reduction in acquisitions and capital expenditures and the receipt of $15.0 million on the revolving credit facility with EEG of which there was $0.0 and $15.0 million outstanding as of June 30, 2010 and 2009, respectively. The Company completed 333 major remodeling projects during fiscal year 2010, compared to 280 and 186 during fiscal years 2009 and 2008, respectively. We constructed 139 company-owned salons, four hair restoration centers and acquired 26 company-owned salons (23 of which were franchise buybacks) and zero hair restoration centers.

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

        The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2011		2010		2009
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	12	9	14	3	20	23
MasterCuts	6	—	15	—	14	—
Trade Secret(1)	—	—	—	—	10	—
SmartStyle	65	—	80	—	71	—
Supercuts	24	—	10	—	27	—
Promenade	26	18	18	—	36	71
International	13	—	2	—	4	—
Hair restoration centers	3	—	4	—	8	—

	149	27	143	3	190	94

(1)
Beginning with the period ended December 31, 2008, the operations of Trade Secret concept within the North American reportable segment were accounted for as discounted operations. All comparable periods will reflect Trade Secret as discontinued operations.

Financing Activities

        Net cash used in financing activities during the twelve months ended June 30, 2011, 2010 and 2009 was the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Net repayments on revolving credit facilities	$—	$(5,000)	$(134,100)
Net repayments of long-term debt	(137,671)	(181,850)	(7,504)
Proceeds from the issuance of common stock	682	159,498	3,894
Excess tax benefit from stock-based compensation plans	67	243	163
Dividend payments	(11,509)	(9,146)	(6,912)
Other	—	(2,878)	(3,848)

	$(148,431)	$(39,133)	$(148,307)

        During fiscal year 2011, the primary use of cash within financing activities was for repayments of long-term debt and dividends.

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

New Financing Arrangements

Fiscal Year 2011

        On June 30, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement, which amended and restated in its entirety, the Company's existing Fourth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement provides for a $400.0 million senior unsecured five-year revolving credit facility. The amendments included increasing the Company's minimum net worth covenant from $800.0 to $850.0 million, and amending or adding certain definitions, including Change in Law, Defaulting Lender, EBITDA, Fronting Exposure, Replacement Lender, and Accounting Principles. In addition, under the Fifth Amended and Restated Credit Agreement, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million, and Restricted Payments are tiered based on Debt to EBITDA. Events of default under the Credit Agreement include change of control of the Company and the Company's default of other debt exceeding $10.0 million. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2011.

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

        The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually at a rate of 5.0 percent per year. The notes will mature on July 15, 2014. The notes will be convertible subject to certain conditions at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock), subject to adjustment in certain circumstances, see further discussion within Note 8 to the Consolidated Financial Statements.

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

Other Financing Arrangements

Private Shelf Agreement

        At June 30, 2011 and 2010, we had $133.6 and $174.1 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017. The interest rates on the notes range from 6.69 to 8.50 percent as of June 30, 2011, and range from 5.65 to 8.39 percent as of June 30, 2010.

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

Private Placement Senior Term Notes

        On June 29, 2009, the Company entered into a prepayment amendment on the private placement senior term notes whereby the Company negotiated to prepay the notes with a premium over the principal amount that was less than the make-whole premium that would otherwise be payable upon redemption. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized to repay the remaining outstanding private placement senior term notes totaling $267.0 million.

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

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2011:

	Payments due by period
Contractual Obligations	Within 1 years	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$23,130	$196,580	$35,714	$35,714	$291,138
Capital lease obligations	9,122	10,711	2,440	—	22,273
Other long-term liabilities	4,657	3,546	2,990	18,545	29,738

Total on-balance sheet	36,909	210,837	41,144	54,259	343,149

Off-balance sheet(a):
Operating lease obligations	312,038	444,678	212,607	95,546	1,064,869
Interest on long-term debt and capital lease obligations	21,946	36,056	10,879	4,554	73,435

Total off-balance sheet	333,984	480,734	223,486	100,100	1,138,304

Total(b)	$370,893	$691,571	$264,630	$154,359	$1,481,453

(a)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(b)
As of June 30, 2011, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 13 to the Consolidated Financial Statements for more information on our uncertain tax positions.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of senior term notes, convertible debt and a revolving credit facility. Interest payments on long-term debt and capital lease obligations were estimated based on each debt obligation's agreed upon rate as of June 30, 2011 and scheduled contractual repayments.

        Other long-term liabilities include a total of $22.6 million related to the Executive Profit Sharing Plan and a salary deferral program, $7.1 million (including $0.2 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

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

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their performance within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $5.0 and $28.6 million, respectively at June 30, 2011, and are included in accrued liabilities and other noncurrent liabilities in the Consolidated Balance Sheet. Refer to Note 14 to the Consolidated Financial Statements for additional information. The obligations are funded by insurance contracts.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salon and hair restoration center premises, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $141.2 million, which are reimbursed to the Company by franchisees, and the guarantee of approximately 40 salons operated by the purchaser of Trade Secret. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

        We have forward foreign currency contracts. See Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

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

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2011. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Financing

        Financing activities are discussed under "Liquidity and Capital Resources" in this Item 7 and in Note 8 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 9 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2011, we have available an unused committed line of credit amount of $374.0 million under our existing revolving credit facility.

Dividends

        We paid dividends of $0.20 during fiscal year 2011 and $0.16 per share during fiscal years 2010 and 2009. On August 25, 2011, the Board of Directors of the Company declared a $0.06 per share quarterly dividend payable September 22, 2011 to shareholders of record on September 8, 2011.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company did not repurchase any shares during fiscal year 2011. As of June 30, 2011, 2010, and 2009, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2011, $73.5 million remains to be spent on share repurchases under this program.

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

  Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. As part of this policy, the Company has historically maintained a combination of variable and fixed rate debt. Considering the effect of interest rate swaps and including no increases to long-term debt related to fair value swaps at June 30, 2011 and 2010, the Company had the following outstanding debt balances:

	As of June 30,
	2011	2010
	(Dollars in thousands)
Fixed rate debt	$313,411	$395,029
Variable rate debt	—	45,000

	$313,411	$440,029

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

Pay fixed rates, receive variable rates

        During the three months ended December 31, 2008, the Company entered into two interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the one-month LIBOR) on notional amounts of indebtedness of $20.0 million each, that had maturation dates in July 2011, respectively. These swaps were designated and were effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in deferred income taxes and other comprehensive income within shareholders' equity. These contracts were terminated during fiscal year 2011 in conjunction with the repayment of the $85.0 million term loan. The contracts were settled for an aggregate loss of $0.1 million recorded within interest expense in the Consolidated Statement of Operations during fiscal year 2011. Prior to the termination of the contracts, the Company paid fixed rates of interest of approximately 3.0 percent and 3.4 percent on their respective $20.0 million.

        During the three months ended December 31, 2005, the Company entered into interest rate swap contracts that pay fixed rates of interest and receive variable rates of interest (based on the three-month LIBOR) on notional amounts of indebtedness of $35.0 and $15.0 million, and mature in March 2013 and March 2015, respectively. These swaps were designated and were effective as cash flow hedges. These cash flow hedges were recorded at fair value within other noncurrent liabilities in the Consolidated Balance Sheet, with a corresponding offset in other comprehensive income within shareholders' equity. These contracts were terminated during fiscal year 2010 in conjunction with the repayment of the private placement senior term notes as discussed in Note 9 to the Consolidated Financial Statements. The contracts were settled for an aggregate loss of $5.2 million recorded within interest expense in the Consolidated Statement of Operations during fiscal year 2010.

Tabular Presentation:

        The following table presents information about the Company's debt obligations and derivative financial instruments that are sensitive to changes in interest rates. For fixed rate debt obligations, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity. For variable rate obligations, the table presents principal amounts and the weighted-average forward LIBOR interest rates as of June 30, 2011 through June 30, 2016. For the Company's derivative financial instruments, the table presents notional amounts and weighted-average interest rates by expected (contractual) maturity dates. Notional amounts are used to calculate the contractual payments to be exchanged under the contract.

							June 30, 2011
	Expected maturity date as of June 30, 2011
								Fair Value
	2012	2013	2014	2015	2016	Thereafter	Total
Liabilities
(U.S.$ equivalent in thousands)
Long-term debt:
Fixed rate (U.S.$)	$32,252	$29,091	$178,200	$19,959	$18,195	$35,714	$313,411	$335,354
Average interest rate	8.4%	8.4%	5.5%	8.6%	8.5%	8.5%	6.7%
Variable rate (U.S.$)	—	—	—	—	—	—	—	—
Average interest rate

Total liabilities	$32,252	$29,091	$178,200	$19,959	$18,195	$35,714	$313,411	$335,354

Interest rate derivatives
(U.S.$ equivalent in thousands)
Pay fixed/receive variable (U.S.$)	$—	$—	$—	$—	$—	$—	$—	$—

Foreign Currency Exchange Risk:

        The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2011, the Company has entered into the following financial instruments to manage its foreign currency exchange risk:

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

Forward Foreign Currency Contracts:

        The Company's exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's fiscal year 2011 cash flows is primarily associated with certain forecasted intercompany transactions.

        The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company has entered into forward currency contracts from fiscal year 2007 to the first quarter of fiscal year 2012 in order to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. During fiscal year 2011, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate of $8.7 million U.S. dollars, respectively, with maturation dates between July 2011 and September 2012. The purpose of the forward contracts was to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and were effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax. Forward currency contracts to sell Canadian dollars and buy $8.7 million U.S. dollars were outstanding as of June 30, 2011 to hedge intercompany transactions. See Note 9 to the Consolidated Financial Statements for further discussion.

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

        In June 2011, the Company entered into a freestanding derivative forward contract to sell an aggregate $9.0 million U.S. dollars and buy Canadian dollars, with a maturation date in July 2011.

        The table below provides information about the Company's forecasted transactions in U.S. dollar equivalents. (The information is presented in U.S. dollars because that is the Company's reporting currency.) The table summarizes information on transactions that are sensitive to foreign currency exchange rates and the related foreign currency forward exchange agreements. For the foreign currency forward exchange agreements, the table presents the notional amounts and weighted average exchange rates by expected (contractual) maturity dates. These notional amounts are used to calculate the contractual payments to be exchanged under the contract.

	Expected Transaction date June 30,
						June 30, 2011 Fair Value
	2012	2013	2014	2015	Total
Forecasted Transactions
(U.S.$ equivalent in thousands)
Intercompany transactions with Canadian salons (U.S.$)	$6,875	$1,804	$—	$—	$8,679	$(599)
Foreign currency denominated intercompany assets and liabilities (U.S.$)	9,000	—	—	—	9,000	—

Total contracts	$15,875	$1,804	$—	$—	$17,679	$(599)

Average contractual exchange rate	1.0129	0.9978			1.0114

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

Management's Report on Internal Control over Financial Reporting

        This report is provided by management pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the SEC rules promulgated thereunder. Management, including the president and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing effectiveness of internal control over financial reporting.

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

        Management has assessed the Company's internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2011, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2011, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2011 and June 30, 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 26, 2011

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$96,263	$151,871
Receivables, net	27,149	24,312
Inventories	150,804	153,380
Deferred income taxes	17,887	16,892
Income tax receivable	22,341	46,207
Other current assets	32,118	36,203

Total current assets	346,562	428,865
Property and equipment, net	347,811	359,250
Goodwill	680,512	736,989
Other intangibles, net	111,328	118,070
Investment in and loans to affiliates	261,140	195,786
Other assets	58,400	80,612

Total assets	$1,805,753	$1,919,572

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$32,252	$51,629
Accounts payable	55,107	57,683
Accrued expenses	167,321	160,797

Total current liabilities	254,680	270,109
Long-term debt and capital lease obligations	281,159	388,400
Other noncurrent liabilities	237,295	247,770

Total liabilities	773,134	906,279

Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 57,710,811 and 57,561,180 common shares at June 30, 2011 and 2010, respectively	2,886	2,878
Additional paid-in capital	341,190	332,372
Accumulated other comprehensive income	77,946	47,032
Retained earnings	610,597	631,011

Total shareholders' equity	1,032,619	1,013,293

Total liabilities and shareholders' equity	$1,805,753	$1,919,572

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Years Ended June 30,
	2011	2010	2009
Revenues:
Service	$1,762,974	$1,784,137	$1,833,958
Product	523,194	534,593	556,205
Royalties and fees	39,701	39,704	39,624

	2,325,869	2,358,434	2,429,787
Operating expenses:
Cost of service	1,012,868	1,015,720	1,044,719
Cost of product	249,979	263,883	283,038
Site operating expenses	197,722	199,338	190,456
General and administrative	339,857	291,991	291,661
Rent	342,286	344,098	347,792
Depreciation and amortization	105,109	108,764	115,655
Goodwill impairment	74,100	35,277	41,661
Lease termination costs	—	2,145	5,732

Total operating expenses	2,321,921	2,261,216	2,320,714

Operating income	3,948	97,218	109,073
Other income (expense):
Interest expense	(34,388)	(54,414)	(39,768)
Interest income and other, net	4,811	10,410	9,461

(Loss) income from continuing operations before income taxes and equity in income (loss) of affiliated companies	(25,629)	53,214	78,766
Income taxes	9,496	(25,577)	(41,950)
Equity in income (loss) of affiliated companies, net of income taxes	7,228	11,942	(29,846)

(Loss) income from continuing operations	(8,905)	39,579	6,970

Income (loss) from discontinued operations, net of taxes (Note 2)	—	3,161	(131,436)

Net (loss) income	$(8,905)	$42,740	$(124,466)

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.16)	0.71	0.16
Income (loss) from discontinued operations	—	0.06	(3.06)

Net (loss) income per share, basic(1)	$(0.16)	$0.77	$(2.90)

Diluted:
(Loss) income from continuing operations	(0.16)	0.71	0.16
Income (loss) from discontinued operations	—	0.05	(3.05)

Net (loss) income per share, diluted(1)	$(0.16)	$0.75	$(2.89)

Weighted average common and common equivalent shares outstanding:
Basic	56,704	55,806	42,897

Diluted	56,704	66,753	43,026

Cash dividends declared per common share	$0.20	$0.16	$0.16

(1)
Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings		Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2008	43,070,927	$2,153	$143,265	$101,973	$728,795	$976,186	$108,899
Net loss					(124,466)	(124,466)	(124,466)
Foreign currency translation adjustments				(47,666)		(47,666)	(47,666)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				(2,112)		(2,112)	(2,112)
Proceeds from exercise of stock options	234,523	12	3,882			3,894
Stock-based compensation			7,525			7,525
Shares issued through franchise stock incentive program	13,808	—	378			378
Recognition of deferred compensation and other, net of taxes (Note 14)				(340)		(340)	(340)
Tax benefit realized upon exercise of stock options			712			712
Issuance of restricted stock	617,550	31	(31)			—
Restricted stock forfeitures	(28,119)	(1)	1			—
Taxes related to restricted stock	(27,325)	(1)	(490)			(491)
Dividends					(6,912)	(6,912)
Equity issuance costs			(243)			(243)
Adjustment to stock option tax benefit			(3,605)			(3,605)

Balance, June 30, 2009	43,881,364	2,194	151,394	51,855	597,417	802,860	(174,584)

Net income					42,740	42,740	42,740
Foreign currency translation adjustments				(5,416)		(5,416)	(5,416)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				2,467		2,467	2,467
Issuance of common stock	13,225,000	661	162,932			163,593
Equity component of convertible debt, net of taxes			15,245			15,245
Proceeds from exercise of stock options	202,700	10	3,055			3,065
Stock-based compensation			9,337			9,337
Shares issued through franchise stock incentive program	16,053	1	290			291
Recognition of deferred compensation and other, net of taxes (Note 14)				(1,874)		(1,874)	(1,874)
Tax benefit realized upon exercise of stock options			262			262
Issuance of restricted stock	304,200	15	(15)			—
Restricted stock forfeitures	(1,976)	—	—			—
Taxes related to restricted stock	(66,161)	(3)	(1,710)			(1,713)
Dividends					(9,146)	(9,146)
Equity issuance costs			(8,154)			(8,154)
Adjustment to stock option tax benefit			(264)			(264)

Balance, June 30, 2010	57,561,180	2,878	332,372	47,032	631,011	1,013,293	37,917

Net loss					(8,905)	(8,905)	(8,905)
Foreign currency translation adjustments				30,405		30,405	30,405
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				132		132	132
Proceeds from exercise of stock options	45,933	2	680			682
Stock-based compensation			9,596			9,596
Shares issued through franchise stock incentive program	24,472	1	397			398
Recognition of deferred compensation and other, net of taxes (Note 14)				377		377	377
Tax benefit realized upon exercise of stock options			67			67
Issuance of restricted stock	277,300	14	(14)			—
Restricted stock forfeitures	(121,343)	(6)	6			—
Taxes related to restricted stock	(76,731)	(3)	(1,787)			(1,790)
Vested stock option expirations			(127)			(127)
Dividends					(11,509)	(11,509)

Balance, June 30, 2011	57,710,811	$2,886	$341,190	$77,946	$610,597	$1,032,619	$22,009

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2011	2010	2009
Cash flows from operating activities:
Net (loss) income	$(8,905)	$42,740	$(124,466)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	88,602	92,466	105,145
Amortization	9,826	9,870	9,871
Equity in (income) loss of affiliated companies	(7,228)	(11,942)	28,940
Dividends received from affiliated companies	10,023	2,404	906
Deferred income taxes	(14,711)	5,115	(3,843)
Impairment on discontinued operations	—	(154)	183,289
Goodwill impairment	74,100	35,277	41,661
Salon asset impairments	6,681	6,428	10,201
Note receivable bad debt expense	31,227	—	—
Excess tax benefits from stock-based compensation plans	(67)	(243)	(163)
Stock-based compensation	9,596	9,337	7,525
Amortization of debt discount and financing costs	6,469	6,406	—
Other noncash items affecting earnings	1,578	(3,153)	(3,405)
Changes in operating assets and liabilities(1):
Receivables	(2,358)	1,192	(12,104)
Inventories	4,629	4,823	7,128
Income tax receivable	23,855	957	(34,652)
Other current assets	4,725	2,657	(52)
Other assets	(11,050)	(14,951)	(1,327)
Accounts payable	(2,973)	(4,966)	(3,613)
Accrued expenses	3,341	6,006	(23,364)
Other noncurrent liabilities	1,818	1,954	387

Net cash provided by operating activities	229,178	192,223	188,064

Cash flows from investing activities:
Capital expenditures	(71,469)	(57,821)	(73,574)
Proceeds from sale of assets	626	70	77
Asset acquisitions, net of cash acquired and certain obligations assumed	(17,990)	(3,664)	(40,051)
Proceeds from loans and investments	16,804	16,099	19,008
Disbursements for loans and investments	(72,301)	—	(20,971)
Freestanding derivative settlement	—	736	—

Net cash used in investing activities	(144,330)	(44,580)	(115,511)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	337,000	6,391,100
Payments on revolving credit facilities	—	(342,000)	(6,525,200)
Proceeds from issuance of long-term debt, net of $5.2 million underwriting discount	—	167,325	85,000
Repayments of long-term debt and capital lease obligations	(137,671)	(349,175)	(92,504)
Excess tax benefits from stock-based compensation plans	67	243	163
Proceeds from issuance of common stock, net of $7.2 million underwriting discount	682	159,498	3,894
Dividends paid	(11,509)	(9,146)	(6,912)
Other	—	(2,878)	(3,848)

Net cash used in financing activities	(148,431)	(39,133)	(148,307)

Effect of exchange rate changes on cash and cash equivalents	7,975	823	(9,335)

(Decrease) increase in cash and cash equivalents	(55,608)	109,333	(85,089)
Cash and cash equivalents:
Beginning of year	151,871	42,538	127,627

End of year	$96,263	$151,871	$42,538

(1)
Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada, Puerto Rico and several other countries. In addition, the Company owns and operates hair restoration centers in the U.S. and Canada. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Walmart Supercenters. Franchise salons throughout the U.S. are primarily located in strip shopping centers. The company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations. The hair restoration centers, including both company-owned and franchise locations, are typically located in leased space within office buildings. The Company maintains ownership interest in salons, beauty schools and hair restoration centers through equity-method investments.

Consolidation:

        The Consolidated Financial Statements include the accounts of the Company and all of its wholly-owned subsidiaries. In consolidation, all intercompany accounts and transactions are eliminated.

Use of Estimates:

        The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. of America (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2011 and 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Receivables and Allowance for Doubtful Accounts:

        The receivable balance on the Company's Consolidated Balance Sheet primarily include accounts and notes receivable from franchisees and credit card receivables. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to the receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables.

        The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$3,170	$2,382	$1,515
Bad debt expense	853	1,040	1,089
Write-offs	(2,549)	(252)	(225)
Other (primarily the impact of foreign currency fluctuations)	8	—	3

Ending balance	$1,482	$3,170	$2,382

Note Receivables, Net:

        The note receivable balances within the Company's Consolidated Balance Sheet primarily include a note receivable with the purchaser of Trade Secret and a note receivable related to the Company's investment in MY Style. The balances are presented net of a valuation reserve for expected losses. The Company monitors the financial condition of its counterparties with an outstanding note receivable and records provisions for estimated losses on receivables when it believes the counterparties are unable to make their required payments. The valuation reserve is the Company's best estimate of the amount of probable credit losses related to existing notes receivable. See discussion of the note receivable with the purchaser of Trade Secret and the note receivable related to the Company's investment in MY Style within Notes 2 and 6, respectively, to the Consolidated Financial Statements.

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

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $88.6, $92.5, and $105.1 million in fiscal years 2011, 2010, and 2009, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company's option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2011 and 2010, the net book value of capitalized software costs was $34.1 and $35.2 million, respectively. Amortization expense related to capitalized software was $8.4, $8.5, and $9.1 million in fiscal years 2011, 2010, and 2009, respectively, which has been determined based on an estimated useful life of five or seven years.

        Historically, because of the Company's large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary POS information system. The Company has recently identified a third party POS alternative that has a system that meets our current and enhanced functionality requirements and will cost significantly less to implement and support. Due to the Company's plan to replace the POS information system, the Company reviewed the capitalized software carrying value for impairment at June 30, 2011. As a result of the Company's long-lived asset impairment testing at June 30, 2011 for this grouping of assets, no impairment charges were recorded. The Company has reassessed and adjusted the useful life of the capitalized software as the POS alternative is expected be implemented in salons during the first half of fiscal year 2012. The Company expects to fully amortize the net balance of the existing POS information system, approximately $20 million at June 30, 2011, during fiscal year 2012 as locations using the Company's existing POS information system move to a third party POS alternative.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment In and Loans to Affiliates:

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loans receivable from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively.

Self Insurance Accruals:

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The workers' compensation, general liability and employment practice liability analysis includes applying loss development factors to the Company's historical claims data (total paid and incurred amounts per claim) for all policy years where the Company has not reached its aggregate limits to project the future development of incurred claims. The workers' compensation analysis is performed for three models; California, Texas and all other states. A variety of accepted actuarial methodologies are followed to determine these liabilities, including several methods to predict the loss development factors for each policy period. These liabilities are determined by modeling the frequency (number of claims) and severity (cost of claims), fitting statistical distributions to the experience, and then running simulations. A similar analysis is performed for both general liability and employment practices liability; however, it is a single model for all liability claims rather than the three separate models used for workers' compensation.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal year 2011, the Company recorded an increase in expense from changes in estimates related to prior year open policy periods related to continuing operations of $1.4 million. For fiscal years 2010 and 2009, the Company recorded decreases in expense from changes in estimates related to prior year open policy periods related to continuing operations of $1.7 and $9.9 million, respectively. A 10.0 percent change in the self-insurance reserve would affect (loss) income from continuing operations before income taxes and equity in income (loss) of affiliated companies by $4.6, $4.5, and $4.0 million for the three years ended June 30, 2011, 2010 and 2009,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

respectively. The Company updates loss projections twice each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

        As the workers' compensation accrual is the majority of the self insurance accrual, below is a rollforward of the activity within the Company's workers' compensation self insurance accrual:

	For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Beginning balance	$30,082	$31,505	$35,123
Provision for incurred losses	13,993	14,739	14,676
Prior year actuarial loss development	2,231	35	(7,715)
Claim payments	(12,584)	(14,867)	(12,145)
Other, net	(728)	(1,330)	1,566

Ending balance	$32,994	$30,082	$31,505

        As of June 30, 2011, the Company had $14.7 and $30.9 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self insurance accruals which includes the workers' compensation self insurance accrual. As of June 30, 2010, the Company had $18.4 and $26.5 million recorded in current liabilities and non-current liabilities, respectively, related to the Company's self insurance accruals which includes the workers' compensation self insurance accrual.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used to corroborate the results of the discounted cash flow. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the Company believes the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations.

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

        As a result of the Company's annual impairment testing of goodwill during the third quarter of fiscal year 2011, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Promenade salon concept. The Promenade salon concept reported same-store sales results of negative 3.3 percent for the three months ended March 31, 2011, which was unfavorable compared to the Company's budgeted same-store sales. As visitation patterns have not been rebounding as quickly as the Company had originally projected for fiscal year 2011, the Company reduced the budgeted financial projections for fiscal year 2012. The projections assume that the Promenade salon concept remains a strong viable business but will have a slow recovery. As a result of the lowered projections, the estimated fair value of the Promenade salon concept decreased to a level below the Promenade salon concept's carrying value.

        The estimated fair values of the Hair Restoration Centers reporting unit and Regis salon concept exceeded the respective carrying values by approximately 9.0 and 18.0 percent, respectively. The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade, Hair Restoration Centers, and Regis may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade and Regis salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

        Historically, goodwill was tested annually for impairment during the third quarter, as of February 28, of each fiscal year. Effective in the fourth quarter of fiscal year 2011, the Company adopted a new accounting policy whereby the annual impairment review of goodwill will be performed during the fourth quarter, as of April 30 instead of the third quarter of each fiscal year. The change in the annual goodwill impairment testing date was made to better align the annual goodwill impairment test with the timing of the Company's annual budgeting process. The change in accounting principle does not delay, accelerate or avoid an impairment charge. Accordingly, the Company believes that the accounting change described above is preferable under the circumstances. As a result of the Company's annual impairment testing of goodwill during the fourth quarter of fiscal year 2011, no impairment charges were recorded.

        As of June 30, 2011, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A summary of the Company's goodwill balance as of June 30, 2011 and 2010 by reporting unit is as follows:

Reporting Unit	As of June 30, 2011	As of June 30, 2010
	(Dollars in thousands)
Regis	$103,761	$102,180
MasterCuts	4,652	4,652
SmartStyle	48,916	48,280
Supercuts	129,477	121,693
Promenade	240,910	309,804

Total North America Salons	527,716	586,609
Hair Restoration Centers	152,796	150,380

Consolidated Goodwill	$680,512	$736,989

        As a result of the Company's annual impairment analysis of goodwill during the third quarter of fiscal year 2010, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

        As a result of the Company's interim impairment test of goodwill during the three months ended December 31, 2008, a $41.7 million impairment charge for the full carrying amount of goodwill within the salon concepts in the United Kingdom was recorded within continuing operations. The recent performance challenges of the international salon operations indicated that the estimated fair value was less than the current carrying of this reporting unit's net assets, including goodwill.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As a result of the Company's annual impairment analysis of long-lived assets, the following impairment charges were recognized during fiscal years 2011, 2010, and 2009, respectively, related primarily to the carrying value of certain salons' property and equipment within our North American, International, and Hair Restoration Centers segments:

	For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands
North American salons	$6,115	$6,253	$4,309
International salons	394	175	5,892
Hair restoration centers	172	—	—

Total	$6,681	$6,428	$10,201

        The International impairment charges in fiscal year 2009 included charges related to the Company's June 2009 plan to close up to 80 underperforming company-owned salons in the United Kingdom in fiscal year 2010. The Company also evaluated the appropriateness of the remaining useful lives of its non-impaired property and equipment and whether a change to the depreciation charge was warranted. Impairment charges for continuing operations are included in depreciation related to company-owned salons in the Consolidated Statement of Operations.

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

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.5, $2.9, and $2.7 million during fiscal years 2011, 2010, and 2009, respectively, and are included within general and administrative expenses. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. The following table breaks out advertising costs expensed and included in continuing operations, and advertising costs expensed and included in discontinued operations in fiscal years 2011, 2010 and 2009:

	For the Years Ended June 30,
Breakout of Advertising Costs	2011	2010	2009
Advertising costs included in continuing operations	$63,275	$54,850	$56,926
Advertising costs included in discontinued operations	—	—	4,451

Total advertising costs	$63,275	$54,850	$61,377

        The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2011, 2010, and 2009, no amounts were received in excess of the Company's related expense.

Advertising Funds:

        The Company has various franchising programs supporting its franchise salon concepts consisting of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro-Cuts, Beauty Supply Outlet and Hair Club. Most of the concepts maintain advertising funds that provide comprehensive advertising and sales promotion support.

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

        The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2011 and 2010, approximately $16.7 and $18.0 million, respectively, of the advertising funds' assets and liabilities were recorded within total assets and total liabilities, respectively, in the Company's Consolidated Balance Sheet.

        The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2011, 2010, and 2009 total contributions to the franchise brand advertising funds totaled $41.9, $39.8, and $39.4 million, respectively.

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

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's diluted earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

Comprehensive Income:

        Components of comprehensive income for the Company include net income, changes in fair value of financial instruments designated as hedges of interest rate or foreign currency exposure, recognition of deferred compensation, and foreign currency translation charged or credited to the cumulative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

translation account within shareholders' equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

	2011	2010	2009
	(Dollars in thousands)
Accumulated Other Comprehensive Income, balance at July 1	$47,032	$51,855	$101,973
Cumulative translation adjustment:
Balance at July 1	57,991	63,407	111,073
Pre-tax amount	30,405	(5,416)	(47,666)
Tax effect	—	—	—

Net of tax amount	30,405	(5,416)	(47,666)

Balance at June 30	88,396	57,991	63,407

Changes in fair market value of financial instruments designated as cash flow hedges:
Balance at July 1	(8,436)	(10,903)	(8,791)
Pre-tax amount	218	3,949	(3,421)
Tax effect	(86)	(1,482)	1,309

Net of tax amount	132	2,467	(2,112)

Balance at June 30	(8,304)	(8,436)	(10,903)

Recognition of deferred compensation:
Balance at July 1	(2,523)	(649)	(309)
Pre-tax amount	609	3,184	(514)
Tax effect	(232)	(1,310)	174

Net of tax amount	377	(1,874)	(340)

Balance at June 30	(2,146)	(2,523)	(649)

Accumulated Other Comprehensive Income, balance at June 30	$77,946	$47,032	$51,855

Derivative Instruments:

        The Company may manage its exposure to interest rate and foreign currency risk within the Consolidated Financial Statements through the use of derivative financial instruments, according to its hedging policy. The Company does not use derivatives with a level of complexity or with a risk higher than the exposures to be hedged and does not hold or issue derivatives for trading or speculative purposes. The Company currently has or has had interest rate swaps designated as both cash flow and fair value hedges, treasury locks designated as cash flow hedges, a hedge of its net investment in its European operations and forward foreign currency contracts designated as cash flow hedges of forecasted transactions denominated in a foreign currency. Refer to Note 9 to the Consolidated Financial Statements for further discussion.

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

Stock-Based Employee Compensation Plans:

        Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 2000 Stock Option Plan (2000 Plan), although the Plan terminated in 2010. On October 28, 2010 our stockholders approved an amendment to the 2004 Plan to increase the maximum number of shares of the Company's common stock authorized for issuance from 2,500,000 to 6,750,000. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock options and SARs have a maximum term of ten years. The stock-based awards, other than the RSUs, generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of grant. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Unvested awards are subject to forfeiture in the event of termination of employment. The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement eligible recipients. The Company's primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

        Total compensation cost for stock-based payment arrangements totaled $9.6, $9.3, and $7.5 million for the fiscal years ended June 30, 2011, 2010 and 2009, respectively. Guidance adopted by the Company for share-based payments requires that the cash retained as a result of the tax deductibility of increases in the value of stock-based arrangements be presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2011, 2010 and 2009 was $0.1, $0.2, and $0.2 million, respectively.

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

Disclosures about Fair Value of Financial Instruments

        In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (unadjusted quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements).

        The Company adopted the new disclosure guidance on January 1, 2010 and the disclosure on the roll forward activities for Level 3 fair value measurements will be adopted by the Company on July 1, 2011.

Multiple-Deliverable Revenue Arrangements

        In October 2009, the FASB issued guidance on the accounting for multiple-deliverable revenue arrangements. The guidance removes the criterion that entities must use objective and reliable evidence of fair value in separately accounting for deliverables and provides entities with a hierarchy of evidence that must be considered when allocating arrangement consideration. The new guidance also requires entities to allocate arrangement consideration to the separate units of accounting based on the deliverables' relative selling price. The adoption of the new guidance on July 1, 2010, for multiple-deliverable revenue arrangements, did not have a material effect on the Company's financial position, results of operations, or cash flows.

Amendments to Accounting for Variable Interest Entities

        In June 2009, the FASB issued guidance on the accounting for variable interest entities (VIE). The guidance requires a qualitative approach to identifying a controlling financial interest in a VIE and requires ongoing assessment of whether an entity is a VIE and whether an entity is a primary beneficiary of a VIE. This guidance requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a VIE. The adoption of the new guidance on July 1, 2010, for variable interest entities, did not have a material effect on the Company's financial position, results of operations, and cash flows.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Comprehensive Income

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance on July 1, 2012 will not have an impact on the Company's financial position, results of operations or cash flows.

Fair Value Measurement

        In April 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance on July 1, 2012 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

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

        Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $2.7 and $3.0 million of other income related to warehouse services during the twelve months ended June 30, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	June 30, 2011	June 30, 2010
		(Dollars in thousands)
Carrying value:
Warehouse services	Receivables, net	$320	$359
Note receivable, current	Other current assets	2,607	2,838
Note receivable, current valuation allowance	Other current assets	(2,607)	(611)
Note receivable, long-term	Other assets	31,086	29,000
Note receivable, long-term valuation allowance	Other assets	(31,086)	—

Total note receivable, net		$320	$31,586

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

        During the third quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret, the fair value of the collateral decreased to a level below the carrying value of the outstanding note receivable, and the purchaser of Trade Secret provided the Company with a new five year business plan that was well below the purchaser of Trade Secret's original projections. Due to these factors that occurred during the third quarter of fiscal year 2011, the Company evaluated the note receivable for realizability based on a probability weighted expected future cash flow analysis. During the third quarter of fiscal year 2011, the Company recorded a $9.0 million valuation reserve for the excess of the carrying value of the note receivable over the present value of expected future cash flows.

        During the fourth quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret and the fair value of the collateral continued to decrease and was at a level significantly below the carrying value of the outstanding note receivable. In addition, the Company received updated financial projections that were below the projections received during the third quarter of fiscal year 2011. Due to these negative financial events in the fourth quarter of fiscal year 2011, the Company performed an extensive evaluation on the Company's option to realize the collateral under the note receivable and recorded an additional $22.2 million valuation reserve that fully reserved the carrying value of the note receivable as of June 30, 2011.

        The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010, has recorded a valuation allowance of $2.5 million as of June 30, 2011 related to the accrued interest, and will use the cash basis method for recognizing future interest income. During fiscal year 2011, the Company received interest payments from the purchaser of Trade Secret totaling $0.8 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        The following table summarizes the activity in the valuation allowance related to the note receivable with the purchaser of Trade Secret:

Valuation Allowance	For the Twelve Months Ended June 30, 2011
(Dollars in thousands)
Balance at July 1, 2010	$(611)
Provision associated with nonaccrual status of interest income	(688)

Balance at September 30, 2010	$(1,299)

Provision associated with nonaccrual status of interest income	(670)
Cash payments	670

Balance at December 31, 2010	$(1,299)

Provision associated with nonaccrual status of interest income	(655)
Valuation allowance	(9,000)

Balance at March 31, 2011	$(10,954)

Provision associated with nonaccrual status of interest income	(662)
Valuation allowance	(22,227)
Cash payments	150

Balance at June 30, 2011	$(33,693)

        The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret's economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company's involvement with Trade Secret is the carrying value of the amount due from the purchaser of Trade Secret and the guarantee of approximately 40 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be reasonably possible. See Note 10 to the Consolidated Financial Statements for further information on the guaranteed leases.

        The income (loss) from discontinued operations is summarized below:

	For the Years Ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Revenues	$—	$—	$163,436
Income (loss) from discontinued operations, before income taxes	—	154	(190,433)
Income tax benefit on discontinued operations	—	3,007	58,997

Income (loss) from discontinued operations, net of income taxes	$—	$3,161	$(131,436)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts as of June 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Accounts receivable	$28,631	$27,482
Less allowance for doubtful accounts	(1,482)	(3,170)

	$27,149	$24,312

Other current assets:
Prepaids	$29,705	$31,760
Notes receivable, primarily affiliates	2,413	4,443

	$32,118	$36,203

Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	47,907	48,837
Equipment, furniture and leasehold improvements	775,527	736,469
Internal use software	94,507	87,286
Equipment, furniture and leasehold improvements under capital leases	88,297	88,534

	1,010,102	964,990
Less accumulated depreciation and amortization	(611,669)	(561,174)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(50,622)	(44,566)

	$347,811	$359,250

Investment in and loans to affiliates:
Equity-method investments	$258,930	$183,670
Noncurrent loans to affiliates	2,210	12,116

	$261,140	$195,786

Other assets:
Notes receivable, net	$1,072	$30,200
Other noncurrent assets	57,328	50,412

	$58,400	$80,612

Accrued expenses:
Payroll and payroll related costs	$89,788	$87,831
Insurance	19,127	22,323
Deferred revenues	8,313	8,455
Taxes payable	8,113	9,206
Other	41,980	32,982

	$167,321	$160,797

Other noncurrent liabilities:
Deferred income taxes	$55,208	$68,059
Deferred rent	53,102	53,914
Deferred benefits	58,150	55,706
Insurance	30,925	26,455
Equity put option	22,700	22,009
Other	17,210	21,627

	$237,295	$247,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides additional information concerning the other intangibles, net, balance sheet account as of June 30, 2011 and 2010:

	June 30, 2011			June 30, 2010
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,310	$(14,329)	$65,981	$79,596	$(12,139)	$67,457
Customer lists	53,188	(34,096)	19,092	52,045	(28,652)	23,393
Franchise agreements	22,221	(8,909)	13,312	21,245	(7,543)	13,702
Lease intangibles	14,948	(5,168)	9,780	14,674	(4,360)	10,314
Non-compete agreements	353	(232)	121	320	(146)	174
Other	4,429	(1,387)	3,042	6,755	(3,725)	3,030

	$175,449	$(64,121)	$111,328	$174,635	$(56,565)	$118,070

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

	Weighted Average Amortization Period (In years) June 30,
	2011	2010
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	5	5
Other	25	18

Total	26	26

        Total amortization expense related to amortizable intangible assets during the years ended June 30, 2011, 2010, and 2009 was approximately $9.8, $9.9, and $9.9 million, respectively. As of June 30, 2011, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2012	$9,702
2013	9,395
2014	9,177
2015	6,152
2016	4,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides supplemental disclosures of cash flow activity:

	2011	2010	2009
	(Dollars in thousands)
Cash paid (received) during the year for:
Interest	$33,493	$53,547	$40,992
Income taxes, net of refunds	(15,083)	17,058	21,878

        Significant non-cash investing and financing activities include the following:

        In fiscal years 2011, 2010, and 2009, the Company financed capital expenditures totaling $6.0, $7.9, and $7.5 million, respectively, through capital leases.

4. ACQUISITIONS

        During fiscal years 2011, 2010, and 2009, the Company made acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

        Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2011, 2010, and 2009 and the allocation of the purchase prices were as follows:

	2011	2010	2009
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash	$17,990	$3,664	$40,051
Liabilities assumed or payable	561	—	75

	$18,551	$3,664	$40,126

Allocation of the purchase prices:
Current assets	$641	$178	$1,337
Property and equipment	4,232	873	5,989
Deferred income tax asset	—	—	1,787
Goodwill	12,489	2,581	30,812
Identifiable intangible assets	1,964	134	1,322
Accounts payable and accrued expenses	(534)	(102)	(818)
Other noncurrent liabilities	(241)	—	(303)

	$18,551	$3,664	$40,126

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The value and related weighted average amortization periods for the intangibles acquired during fiscal years 2011 and 2010 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation
			Weighted Average Amortization Period
	Year Ended June 30,
			(in years)
	2011	2010	2011	2010
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$159	$61	10	20
Customer lists	1,207	—	7	—
Franchise agreements	269	—	40	—
Lease intangibles	151	15	20	20
Non-compete agreements	—	—	—	—
Other	178	58	20	20

Total	$1,964	$134	14	20

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

        During fiscal years 2011, 2010, and 2009, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company's franchise buybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL

        The table below contains details related to the Company's recorded goodwill for the years ended June 30, 2011 and 2010:

	Salons
			Hair Restoration Centers
	North America	International		Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2009	$693,181	$41,661	$149,367	$884,209
Accumulated impairment losses	(78,126)	(41,661)	—	(119,787)

Net goodwill at June 30, 2009	615,055	—	149,367	764,422

Goodwill acquired(1)	2,581	—	—	2,581
Translation rate adjustments	4,250	—	13	4,263
Resolution to pre-acquisition income tax contingency	—	—	1,000	1,000
Goodwill impairment(2)	(35,277)	—	—	(35,277)

Gross goodwill at June 30, 2010	700,012	41,661	150,380	892,053
Accumulated impairment losses	(113,403)	(41,661)	—	(155,064)

Net goodwill at June 30, 2010	586,609	—	150,380	736,989

Goodwill acquired(1)	10,070	—	2,419	12,489
Translation rate adjustments	5,137	—	(3)	5,134
Goodwill impairment(3)	(74,100)	—	—	(74,100)

Gross goodwill at June 30, 2011	715,219	41,661	152,796	909,676
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)

Net goodwill at June 30, 2011	$527,716	$—	$152,796	$680,512

(1)
See Note 4 to the Consolidated Financial Statements.

(2)
As a result of the Company's annual impairment testing of goodwill, a $35.3 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

(3)
As a result of the Company's annual impairment testing of goodwill, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon concept.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES

        The table below presents the carrying amount of investments in and loans to affiliates as of June 30, 2011 and 2010:

	Provalliance	Empire Education Group, Inc.	MY Style	Hair Club for Men, Ltd.	Total
	(Dollars in thousands)
Balance at June 30, 2009	$82,135	$111,451	$12,718	$5,096	$211,400
Payment of loans by affiliates	—	(15,000)	—	—	(15,000)
Equity in income of affiliated companies, net of income taxes(1)	4,134	6,431	—	909	11,474
Cash dividends received	(1,141)	—	—	(1,263)	(2,404)
Other, primarily translation adjustments	(9,647)	—	(602)	565	(9,684)

Balance at June 30, 2010	$75,481	$102,882	$12,116	$5,307	$195,786
Acquisition of additional interest(3)	57,301	—	—	—	57,301
Payment of loans by affiliates	—	(15,000)	—	—	(15,000)
Loans to affiliates	—	15,000	—	—	15,000
Equity in income of affiliated companies, net of income taxes(2)	7,752	5,463	—	567	13,782
Other than temporary impairment(4)	—	—	(9,173)	—	(9,173)
Cash dividends received	(4,814)	(4,129)	—	(1,080)	(10,023)
Other, primarily translation adjustments	13,525	324	(733)	351	13,467

Balance at June 30, 2011	$149,245	$104,540	$2,210	$5,145	$261,140

Percentage ownership at June 30, 2011	46.7%	55.1%	—	50.0%

(1)
Equity in income of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes $4.1 million in equity income of Provalliance and $0.5 million for the increase in the Provalliance equity put valuation.

(2)
Equity in income of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes $7.8 million in equity income of Provalliance and a $2.4 million gain for the decrease in the Provalliance equity put valuation.

(3)
In March of 2011, the Company elected to honor and settle a portion of the equity put option and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (€ 40.4 million), bringing the Company's total equity interest to approximately 47 percent.

(4)
Due to the natural disasters in Japan that occurred in March 2011, the Company was required to assess the preferred shares and premium for other than temporary impairment. As a result, the Company recorded an other than temporary impairment during the twelve months ended June 30, 2011 for the carrying value of the preferred shares and premium of $3.9 million (326,700,000 Yen) and $5.3 million (435,000,000 Yen), respectively. Of the total impairment, $9.0 million was recorded through the equity in income of affiliated companies and $0.2 million was recorded through the interest income and other, net, line items in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The table below presents the summarized financial information of the equity method investees as of June 30, 2011 and 2010. The financial information of the equity investees was based on results as of and for the twelve months ended June 30.

	Equity Method Investee Greater Than 50 Percent Owned			Equity Method Investees Less Than 50 Percent Owned
	2011	2010	2009	2011	2010	2009
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$34,715	$35,070	$34,990	$93,280	$74,040	$109,700
Noncurrent assets	113,249	105,469	99,858	314,127	263,472	313,763
Current liabilities	29,340	27,458	25,583	109,416	91,077	137,169
Noncurrent liabilities	33,658	32,017	39,661	98,269	93,055	115,067
Summarized Statement of Operations Information:
Gross revenue	$192,864	$176,535	$153,693	$283,442	$299,188	$290,978
Gross profit	73,068	64,661	48,173	120,992	123,210	124,361
Operating income	18,994	19,752	7,656	30,084	21,227	19,047
Net income	11,023	11,082	3,611	21,154	14,763	13,295

Investment in Provalliance

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe's largest salon operator with approximately 2,600 company-owned and franchise salons as of June 30, 2011.

        The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company's investment in Provalliance. A corresponding liability for the same amount as the Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Equity Put are recorded in the Company's consolidated statement of operations. The Company recorded a $2.4 million decrease in the fair value of the Equity Put during fiscal year 2011, see further discussion below and within Note 7 to the Consolidated Financial Statements. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $3.8 million increase in the Equity Put related to foreign currency translation during fiscal year 2011, see further discussion within Note 7 to the Consolidated Financial Statements. If the Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company's interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

agreement also contains an option (Equity Call) whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Equity Put.

        In December 2010, a portion of the Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million), bringing the Company's total equity interest to 46.7 percent. Upon the acquisition of the additional ownership interest, the Company recognized a net gain of approximately $2.4 million representing the reversal of the Equity Put liability that was extinguished upon settlement, partially offset by an increase in the fair value of the remaining Equity Put. The Company's liability under the Equity Put to purchase the remainder of the equity interest in Provalliance continues to exist through 2018 and is valued at $22.7 million as of June 30, 2011.

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

        Regis determined that the Franck Provost Group has met the power criterion due to the Franck Provost Group having the authority to direct the activities that most significantly impact Provalliance's economic performance. The Company concluded based on the considerations above that the primary beneficiary of Provalliance is the Franck Provost Group. The Company has accounted for its interest in Provalliance as an equity method investment. The exposure to loss related to the Company's involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put that is unable to be quantified as of this date.

        In connection with the purchase of the additional equity interest, the Company reassessed the consolidation of variable interest entities guidance to determine whether the Company will now be considered the primary beneficiary of the VIE. Consistent with the previous assessment, the Company has determined the Frank Provost Group continues to meet the power criterion and is considered the primary beneficiary of Provalliance.

        During fiscal years 2011, 2010, and 2009, the Company recorded $7.8 and $4.1, and $2.0 million, respectively, of equity in income related to its investment in Provalliance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The tables below contain details related to the Company's investment in Provalliance for the twelve months ended June 30, 2011, 2010, and 2009:

Impact on Consolidated Balance Sheet

		Carrying Value at June 30,
	Classification	2011	2010
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$149,245	$75,481
Equity Put Option	Other noncurrent liabilities	22,700	22,009

Impact on Consolidated Statement of Operations

		For the Twelve Months Ended June 30,
	Classification	2011	2010	2009
		(Dollars in thousands)
Other than temporary impairment(1)	Equity in income (loss) of affiliated companies, net of income taxes	$—	$—	$(25,732)
Equity in income, net of income taxes	Equity in income (loss) of affiliated companies, net of income taxes	7,752	4,134	1,979

Impact on Consolidated Statement of Cash Flows

		For the Twelve Months Ended June 30,
	Classification	2011	2010	2009
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliated companies	$(7,752)	$(4,134)	$(1,979)
Cash dividends received	Dividends received from affiliated companies	4,814	1,141	—

(1)
Due to increased debt and reduced earnings expectations, the Company could no longer justify the carrying amount of its investment in Provalliance and recorded a $25.7 million other than temporary impairment charge in its fourth quarter ended June 30, 2009. The exposure to loss related to the Company's involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Equity Put.

Investment in Empire Education Group, Inc.

        On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

buyout of EEG's minority interest shareholder. EEG operates 102 accredited cosmetology schools, has revenues of approximately $193 million annually and is overseen by the Empire Beauty School management team.

        At June 30, 2011 and 2010, the Company had a $21.4 million outstanding loan receivable with EEG that is due in January 2013. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there no outstanding borrowings as of June 30, 2011 and 2010. During fiscal year 2011, 2010, and 2009, the Company recorded $0.7, $0.7, and $0.9 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

        The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company's shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During fiscal years ended June 30, 2011, 2010, and 2009, the Company recorded $5.5, $6.4, and $2.1 million of equity earnings related to its investment in EEG. During the twelve months ended June 30, 2011, EEG declared and distributed a dividend in which the Company received $4.1 million in cash and recorded tax expense of $0.3 million.

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

        Due to the natural disasters in Japan that occurred in March 2011, the Company was required to assess the preferred shares and premium for other than temporary impairment. The fair value of the collateral which is the equity value of MY Style, declined due to changes in projected revenue growth rates after the natural disasters. As MY Style is highly leveraged, any change in growth rates has a significant impact on fair value. The estimated fair value was negligible as of March 31, 2011. The Company recorded an other than temporary impairment during the third quarter of fiscal year 2011 for the carrying value of the preferred shares and premium of $3.9 million (326,700,000 Yen) and $5.3 million (435,000,000 Yen), respectively.

        As of June 30, 2011, the principal amount outstanding under the Exchangeable Note is $2.5 million (200,000,000 Yen). Principal payments of 100,000,000 Yen are due annually on September 30 through September 30, 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company's note may not be recoverable. The $2.5 million outstanding Exchangeable Note with Yamano as of June 30, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded approximately $0.1 million in interest income related to the Exchangeable Note during fiscal years 2011, 2010, and 2009.

        MY Style Note.    As of June 30, 2011, the principal amount outstanding under the MY Style Note is $1.3 million (104,328,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company's note may not be recoverable. The $1.3 million outstanding note with MY Style as of June 30, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during fiscal years 2011, 2010, and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        As of June 30, 2011, $1.9 and $2.2 million are recorded in the Consolidated Balance Sheet as current assets and investment in and loans to affiliates, respectively, representing the Company's Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company's involvement with MY Style is the carrying value of the outstanding notes.

        All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction (loss) gain was $(1.1), $3.1, and $2.1 million during fiscal years 2011, 2010, and 2009, respectively.

Investment in Hair Club for Men, Ltd.

        The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During fiscal years 2011, 2010, and 2009, the Company recorded income and received dividends of $0.6 and $1.1 million, $0.9 and $1.3 million, and $0.6 and $0.9 million, respectively. The exposure to loss related to the Company's involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

7. FAIR VALUE MEASUREMENTS

        The fair value measurement guidance for financial and nonfinancial assets and liabilities defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by this guidance contains three levels as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2011 and June 30, 2010, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2011
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$212	$—	$212	$—
LIABILITIES
Current liabilities
Derivative instruments	$599	$—	$599	$—
Non-current liabilities
Equity put option	$22,700	$—	$—	$22,700

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2010
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$274	$—	$274	$—
Preferred shares	3,502	—	—	3,502
LIABILITIES
Current liabilities
Derivative instruments	$401	$—	$401	$—
Non-current liabilities
Derivative instruments	$1,039	$—	$1,039	$—
Equity put option	22,009	—	—	22,009

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

        The following tables present the changes during the twelve ended June 30, 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	433	3,847
Included in equity in income (loss) of affiliated companies	—	(2,442)
Transfer out of Level 3	—	(714)
Other than temporary impairment	(3,935)	—

Balance at June 30, 2011	$—	$22,700

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2009	$—	$24,161
Total realized and unrealized gains (losses):
Additions to Level 3	3,362	—
Included in other comprehensive income (loss)	140	(2,620)
Included in equity in income (loss) of affiliated companies	—	468

Balance at June 30, 2010	$3,502	$22,009

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

        Derivative instruments.    The Company's derivative instrument assets and liabilities consist of cash flow hedges represented by interest rate swaps and forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date that are reviewed by the Company. See breakout by type of contract and reconciliation to the balance sheet line item that each contract is classified within Note 9 of the Consolidated Financial Statements.

        Equity put option.    The Company's merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put and an equity call. In March 2011, a portion of the equity put option was settled. See further discussion within Note 6 to the Consolidated Financial Statements. The equity put option is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

At June 30, 2011, the fair value of the equity put option was $22.7 million and is classified within other noncurrent liabilities on the balance sheet.

        Preferred Shares.    The Company has preferred shares in Yamano Holding Corporation. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. The Company recorded an other than temporary impairment for the full carrying value of the preferred shares during the twelve months ended June 30, 2011. See further discussion within Note 6 to the Consolidated Financial Statements.

        Financial Instruments.    In addition to the financial instruments listed above, the Company's financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

        The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of June 30, 2011 and 2010. At June 30, 2011, the estimated fair values and carrying amounts of debt were $335.4 and $313.4 million, respectively. At June 30, 2010, the estimated fair values and carrying amounts of debt were $458.6 and $440.0 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

        We measure certain assets, including the Company's equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

        The following tables present the fair value in our assets measured at fair value on a nonrecurring basis during the twelve months ended June 30, 2011 and 2010, respectively:

	June 30, 2011	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Promenade(1)	$240,910	$—	$—	$240,910	$(74,100)

Total	$240,910	$—	$—	$240,910	$(74,100)

(1)
Goodwill of the Promenade salon concept with a carrying value of $315.0 million was written down to its implied fair value, resulting in an impairment charge of $74.1 million, which was recorded during fiscal year 2011. The Company recorded $0.3 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

  translation rate adjustments during the fourth quarter of fiscal year 2011 on the Promenade salon concept goodwill balance.

	June 30, 2010	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Regis(1)	$102,180	$—	$—	$102,180	$(35,277)

Total	$102,180	$—	$—	$102,180	$(35,277)

(1)
Goodwill of the Regis salon concept with a carrying value of $136.6 million was written down to its implied fair value, resulting in an impairment charge of $35.3 million, which was recorded during fiscal year 2010. The Company recorded $0.8 million of translation rate adjustments during the fourth quarter of fiscal year 2010 on the Regis salon concept goodwill balance.

8. FINANCING ARRANGEMENTS

        The Company's long-term debt as of June 30, 2011 and 2010 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates (fiscal year)
		2011	2010	2011	2010
				(Dollars in thousands)
Senior term notes	2013 - 2018	6.69 - 8.50%	5.65 - 8.39%	$133,571	$174,107
Convertible senior notes	2015	5.00	5.00	156,248	151,760
Term loan	2011	—	2.86	—	85,000
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	8.80 - 9.14	8.93 - 9.35	22,273	27,473
Other notes payable	2012 - 2013	5.75 - 8.00	3.00 - 8.00	1,319	1,689

				313,411	440,029
Less current portion				(32,252)	(51,629)

Long-term portion				$281,159	$388,400

        The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. We were in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2011. Additional details are included below with the discussion of the specific categories of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

        Aggregate maturities of long-term debt, including associated capital lease obligations of $22.3 million at June 30, 2011, are as follows:

Fiscal year	(Dollars in thousands)
2012	$32,252
2013	29,091
2014	178,200
2015	19,959
2016	18,195
Thereafter	35,714

$313,411

Senior Term Notes

Private Shelf Agreement

        At June 30, 2011 and 2010, the Company had $133.6 and $174.1 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 and $40.5 million were classified as part of the current portion of the Company's long-term debt at June 30, 2011 and 2010, respectively. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

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

        In July 2009, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $675.0 to $800.0 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, limiting the Company's restricted payments to $20.0 million if the Company's leverage ratio is greater than 2.0x and the addition of a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent that commences one year after the amendment date. During fiscal year 2010, the net proceeds from the convertible senior notes and common stock issuances in July 2009 were utilized in part to repay $30.0 million of senior term notes under the Restated Private Shelf Agreement.

Private Placement Senior Term Notes

        At June 30, 2011, the Company did not have any outstanding private placement senior term notes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

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

Convertible Senior Notes

        In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. The notes will be convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock). As of June 30, 2011, the conversion rate was 64.8263 shares of the Company's common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.43 per share of the Company's common stock).

        Holders may convert their notes at their option prior to April 15, 2014 if the Company's stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date for the notes.

        The Company has the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option is indexed to its own stock. As a result, in July 2009 the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount. The allocation was based on measuring the fair value of the convertible senior notes using a discounted cash flow analysis. The discount rate was based on an estimated credit rating for the Company. In July 2009, the estimated fair value of the convertible senior notes was $147.8 million. The resulting $24.7 million debt discount will be amortized over the period the convertible senior notes are expected to be outstanding, which is five years, as additional non-cash interest expense. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9 percent.

        The following table provides equity and debt information for the convertible senior notes:

	Convertible Senior Notes Due 2014 at
(Dollars in thousands)	June 30, 2011	June 30, 2010
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(16,252)	(20,740)

Net carrying amount of convertible debt	$156,248	$151,760

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

        The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	Convertible Senior Notes Due 2014 Twelve Months Ended
(Dollars in thousands)	June 30, 2011	June 30, 2010
Interest cost related to contractual interest coupon—5.0%	$8,625	$8,266
Interest cost related to amortization of the discount	4,488	3,956

Total interest cost	$13,113	$12,222

        In connection with the convertible senior note offering, the Company issued 13,225,000 shares of common stock resulting in net proceeds of $163.5 million.

Term Loan

        The Company had a term loan with monthly interest payments based on a one-month LIBOR plus 2.25 percent. In June 2011, the Company repaid the outstanding term loan totaling $85.0 million.

Revolving Credit Facility

        On June 30, 2011, the Company amended its revolving credit agreement which now provides for a $400.0 million senior unsecured five-year revolving credit facility. The revolving credit facility has rates tied to LIBOR plus 145 basis points as of June 30, 2011. The revolving credit facility requires a quarterly facility fee on the average daily amount of the facility (whether used or unused) calculated at a rate of 30 basis points as of June 30, 2011. Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. The amendments included increasing the Company's minimum net worth covenant from $800.0 to $850.0 million, and amending or adding certain definitions, including Change in Law, Defaulting Lender, EBITDA, Fronting Exposure, Replacement Lender, and Accounting Principles. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million, and Restricted Payments are tiered based on Debt to EBITDA. Events of default under the Credit Agreement include change of control of the Company and the Company's default of other debt exceeding $10.0 million. The facility expires in July 2016. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2011.

        As of June 30, 2011 and 2010, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.0 and $24.6 million at June 30, 2011 and 2010, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2011 and 2010 was $374.0 and $275.4 million, respectively.

Equipment and Leasehold Notes Payable

        The equipment and leasehold notes payable are primarily comprised of capital lease obligations which are payable in monthly installments through fiscal year 2016. The capital lease obligations are collateralized by the assets purchased under the agreement.

Other Notes Payable

        The Company had $1.3 and $1.7 million in unsecured outstanding notes at June 30, 2011 and 2010, respectively, related to debt assumed in acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS

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

Cash Flow Hedges

        As of June 30, 2011, the Company's cash flow hedges consist of forward foreign currency contracts.

        In the past, the Company used interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. The Company repaid variable and fixed rate debt during the twelve months ended June 30, 2011. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $40.0 million on $85.0 million aggregate variable rate debt with maturity dates in fiscal year 2012. The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments of debt and were settled for an aggregate loss of $0.1 million. The $0.1 million loss was recorded during the fourth quarter of fiscal year 2011 on the termination of the interest rate swaps and was recorded within interest expense in the Consolidated Statement of Operations.

        The Company repaid variable and fixed rate debt during the twelve months ended June 30, 2010. Prior to the repayments, the Company had two outstanding interest rate swaps totaling $50.0 million on $100.0 million aggregate variable rate debt with maturity dates between fiscal years 2013 and 2015. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

        The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company's primary forward foreign currency contracts hedge approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company's forward foreign currency contracts hedge transactions through September 2012.

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

        In November 2009, the Company terminated its freestanding derivative contract on its remaining payments on the MY Style Note and recorded a gain of $0.7 million. The contract was settled in cash, discounted to present value. Gains and losses over the life of the contract were recognized in earnings in conjunction with marking the contract to fair value. A net loss of $0.2 million was recognized during fiscal year 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company had the following derivative instruments in its Consolidated Balance Sheet as of June 30, 2011 and 2010:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	June 30, 2011	June 30, 2010	Classification	June 30, 2011	June 30, 2010
		(In thousands)			(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	—	$—	$—	Other noncurrent liabilities	$—	$(1,039)
Forward foreign currency contracts	Other current assets	$—	$274	Other current liabilities	$(599)	$—
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$212	$—	Other current liabilities	$—	$(401)

Total		$212	$274		$(599)	$(1,440)

        The table below sets forth the (gain) or loss on the Company's derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet for the twelve months ended June 30, 2011 and 2010. The table also sets forth the (gain) or loss on the Company's derivative instruments that has been reclassified from AOCI into current earnings during the twelve months ended June 30, 2011 and 2010 within the following line items in the Consolidated Statement of Operations.

	(Gain) Loss Recognized in Other Comprehensive Income Twelve Months Ended June 30,			(Gain) Loss Reclassified from Accumulated OCI into Income (Loss) at June 30,
Type	2011	2010	2009	Classification	2011	2010	2009
	(In thousands)				(In thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	$(636)	$(2,967)	$(2,732)	—	$—	$—	$—
Forward foreign currency contracts	456	519	(495)	Cost of sales	48	(261)	(142)
Treasury lock contracts	—	(146)	41	Interest income	—	388	(25)

Total	$(180)	$(2,594)	$(3,186)		$48	$127	$(167)

        As of June 30, 2011 the Company estimates that it will reclassify into earnings during the next twelve months a gain of $0.6 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The table below sets forth the gain or (loss) on the Company's derivative instruments for the years ended June 30, 2011 and 2010 recorded within interest income and other, net in the Consolidated Statement of Operations.

	Derivatives Impact on Income (Loss) at June 30,
Type	Classification	2011	2010	2009
		(In thousands)
Designated as hedging instruments—Fair Value Hedges:
Fair value interest rate swap	Interest income and other, net	$—	$—	$335
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$613	$(811)	$1,147

Total		$613	$(811)	$1,482

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

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the legal right to use and control the property. The original lease term ends in May 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $5.6 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

        In addition, the Company leases an 89,900 square foot building near the company-owned distribution center located in Chattanooga, Tennessee. The original lease term ends in August 2013 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $0.5 million

        Sublease income was $28.4, $29.2, and $29.9 million in fiscal years 2011, 2010 and 2009, respectively. Rent expense on premises subleased was $27.9, $28.8, and $29.5 million in fiscal years 2011, 2010 and 2009, respectively. Rent expense and the related rental income on the sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income (loss). However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.5 million for fiscal year 2011, and $0.4 million for each fiscal year 2010 and 2009, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2011	2010	2009
	(Dollars in thousands)
Minimum rent	$260,644	$259,984	$260,140
Percentage rent based on sales	9,225	10,138	11,623
Real estate taxes and other expenses	72,417	73,976	76,029

	$342,286	$344,098	$347,792

        As of June 30, 2011, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases	Guaranteed leases
	(Dollars in thousands)
2012	$266,339	$43,549	$2,150
2013	216,435	35,135	1,215
2014	164,420	26,686	787
2015	115,048	18,269	552
2016	68,458	9,871	409
Thereafter	87,410	7,653	483

Total minimum lease payments	$918,110	$141,163	$5,596

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. LEASE TERMINATION COSTS

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

        The activity reflected in the accrual for lease termination costs is as follows:

	For the Twelve Months Ended June 30,
Accrual for Lease Terminations	2011	2010
	(Dollars in thousands)
Balance at July 1,	$1,386	$2,760
Provision for lease termination costs:
Provisions associated with store closings	—	2,145
Cash payments	(1,059)	(3,519)

Balance at June 30,	$327	$1,386

12. LITIGATION

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the Company's counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its Consolidated Financial Statements in any particular period.

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain customer and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. Payments aggregating $4.3 and $0.9 million were made during fiscal years 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

        The components of (loss) income before income taxes are as follows:

	2011	2010	2009
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(31,963)	$35,289	$112,524
International	6,334	17,925	(33,758)

	$(25,629)	$53,214	$78,766

        The (benefit) provision for income taxes consists of:

	2011	2010	2009
	(Dollars in thousands)
Current:
U.S.	$3,658	$5,580	$48,935
International	1,557	14,882	(3,142)
Deferred:
U.S.	(17,882)	4,007	568
International	3,171	1,108	(4,411)

	$(9,496)	$25,577	$41,950

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to (loss) earnings before income taxes, as a result of the following:

	2011	2010	2009
U.S. statutory rate	(35.0)%	35.0%	35.0%
State income taxes, net of federal income tax benefit	(0.1)	3.4	3.4
Tax effect of goodwill impairment	10.8	11.4	14.5
Foreign income taxes at other than U.S. rates	7.9	(0.8)	(1.6)
Work Opportunity and Welfare-to-Work Tax Credits	(15.3)	(6.4)	(4.9)
Adjustment of prior year income tax balances	—	3.9	4.8
Other, net	(5.4)	1.6	2.1

	(37.1)%	48.1%	53.3%

        For fiscal year 2011, the Company reported a $25.6 million loss from continuing operations before income taxes as compared to income from continuing operations before income taxes of $53.2 and $78.8 million in fiscal years 2010 and 2009, respectively. The rate reconciliation items have a greater impact on the annual effective income tax rate in fiscal year 2011 as the magnitude of the loss from continuing operations before income taxes is less than the magnitude of income from continuing operations before income taxes in fiscal year 2010. The annual effective tax rate was favorably impacted by the employment credits related to the Small Business and Work Opportunity Tax Act of 2007. Based upon current legislation, these credits are scheduled to expire on December 31, 2011. Partially offsetting the favorable impact of the employment credits was the adverse impact of the pre-tax non-cash goodwill impairment charge of $74.1 million recorded during the third quarter of fiscal year 2011, which is only partially deductible for tax purposes. Additionally, the foreign income taxes at other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

than U.S. rates adversely impacted the annual effective tax rate due to a decrease in foreign income from continuing operations before income taxes and other foreign non-deductible items.

        The (5.4) percent of other, net in fiscal year 2011 includes the rate impact of meals and entertainment, donated inventory, unrecognized tax benefits, and miscellaneous items of 2.8, (3.0), (3.7), and (1.5) percent, respectively.

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

        The components of the net deferred tax assets and liabilities are as follows:

	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$15,233	$15,677
Payroll and payroll related costs	37,852	34,294
Net operating loss carryforwards	1,210	2,106
Salon asset impairment	5,176	4,154
Inventories	2,968	3,136
Derivatives	229	311
Deferred gift card revenue	1,536	1,581
Federal and state benefit on uncertain tax positions	8,549	10,178
Allowance for doubtful accounts/notes	9,855	575
Insurance	5,669	6,301
Other	6,167	5,481

Total deferred tax assets	$94,444	$83,794

Deferred tax liabilities:
Depreciation	$(29,348)	$(17,603)
Amortization of intangibles	(94,257)	(107,392)
Accrued property taxes	(1,942)	(2,029)
Deferred debt issuance costs	(6,215)	(7,937)
Other	(3)	—

Total deferred tax liabilities	$(131,765)	$(134,961)

Net deferred tax liabilities	$(37,321)	$(51,167)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        At June 30, 2011, the Company had state and foreign operating loss carryforwards of approximately $18.6 million and $8.4 million, respectively. These losses relate to various states, the U.K., Netherlands, and Luxembourg. The Company has recorded a valuation allowance of $7.5 million relating to losses in the Netherlands and Luxembourg. The Company expects to fully utilize all of the loss carryforwards for which a valuation allowance has not been established.

        At June 30, 2010, the Company had set up a valuation allowance of $1.0 million relating to the Netherlands tax losses. The valuation allowance increase of $6.5 million is due to additional tax losses in the Netherlands and Luxemborg.

        As of June 30, 2011, undistributed earnings of international subsidiaries of approximately $42.3 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings.

        The Company files tax returns and pays tax primarily in the U.S, Canada, the U.K., Luxembourg and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the U.S, fiscal years 2007 and after remain open for federal tax audit. The Company's U.S. federal income tax returns for the years 2007 through 2009 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2007. However, the company is under audit in a number of states in which the statute of limitations has been extended for fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years. A rollforward of the unrecognized tax benefits is as follows:

	2011	2010	2009
Balance at beginning of period	$16,856	$14,787	$20,400
Additions based on tax positions related to the current year	796	5,549	2,765
(Reductions) additions based on tax positions of prior years	(759)	(185)	121
Reductions on tax positions related to the expiration of the statue of limitations	(2,718)	(2,993)	(8,167)
Settlements	(682)	(302)	(332)

Balance at end of period	$13,493	$16,856	$14,787

        If the Company were to prevail on all unrecognized tax benefits recorded, approximately $6.0 million of the $13.5 million reserve would benefit the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended June 30, 2011, 2010 and 2009 we recorded income tax (benefit) expense of approximately $(0.6), $(1.1), and $2.1 million, respectively, for the accrual of interest and penalties. As of June 30, 2011, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.7 million. This amount is not included in the gross unrecognized tax benefits noted above.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months. However, we do not expect the change to have a significant effect on our results of operations or our financial position.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Nonqualified Deferred Salary Plan:

        The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan) which covers Company officers, field supervisors, warehouse and corporate office employees who are highly compensated. The discretionary employer contribution profit sharing portion of the Executive Plan is a noncontributory defined contribution component in which participants interest become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million. As of June 30, 2011, the Company's cumulative contributions to the ESPP totaled $8.5 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2011, the Company's cumulative contributions to the FSPP totaled $0.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

Deferred Compensation Contracts:

        The Company has agreed to pay the Chief Executive Officer, commencing upon his retirement, an amount equal to 60.0 percent of his salary, adjusted for inflation, for the remainder of his life. Additionally, the Company has a survivor benefit plan payable upon his death at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives' benefits are based on years of service and the employee's compensation prior to departure. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (5.5 and 5.4 percent at June 30, 2011 and 2010, respectively) and projected salary increases of 4.0 percent at June 30, 2011 and 2010 to estimate the obligations associated with these deferred compensation contracts. Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $4.3, $5.2, and $3.7 million for fiscal years 2011, 2010, and 2009, respectively. The accrued liability and projected benefit obligation of these deferred compensation contracts totaled $33.6 and $30.2 million at June 30, 2011 and 2010, respectively, in the Consolidated Balance Sheet. As of June 30, 2011 and 2010, $28.6 and $29.6 million is included in other noncurrent liabilities, respectively. As of June 30, 2011 and 2010, $5.0 and $0.6 million of the balance is included in accrued liabilities, respectively. The tax-affected accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial loss, was $1.6 and $1.9 million at June 30, 2011 and 2010, respectively. The amount included in accumulated other comprehensive loss expected to be recognized as a component of net periodic deferred compensation expense in fiscal year 2012 is approximately $0.2 million. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $22.3 and $20.2 million at June 30, 2011 and 2010, respectively, and are included in other assets in the Consolidated Balance Sheet.

        The Company has agreed to pay the former Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal years 2011 and 2010, for the remainder of his life. The former Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.7, $0.6, and $0.8 million for each of fiscal years 2011, 2010, and 2009, respectively. Related obligations totaled $5.9 and $6.2 million at June 30, 2011 and 2010, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the former Vice Chairman. Cash values of these policies totaled $4.2 and $3.9 million at June 30, 2011 and 2010, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. BENEFIT PLANS (Continued)

        Compensation expense included in income before income taxes related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans, for the three years ended June 30, 2011, 2010 and 2009, included the following:

	2011	2010	2009
	(Dollars in thousands)
Profit sharing plan	$1,907	$3,206	$1,697
Executive Profit Sharing Plan	477	654	303
ESPP	494	484	634
FSPP	8	8	12
Deferred compensation contracts	4,977	5,814	4,479

15. SHAREHOLDERS' EQUITY

Net Income Per Share:

        The Company's basic earnings per share is calculated as net income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company's dilutive earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's dilutive earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2011	2010	2009
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,704	55,806	42,897
Effect of dilutive securities:
Dilutive effect of convertible debt	—	10,730	—
Dilutive effect of stock-based compensation(1)	—	217	129

Weighted average shares for diluted earnings per share	56,704	66,753	43,026

(1)
For fiscal year 2011, 334 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        The following table sets forth the awards which are excluded from the various earnings per share calculations:

	2011	2010	2009
	(Shares in thousands)
Basic earnings per share:
RSAs(1)	862	931	817
RSUs(1)	215	215	215

	1,077	1,146	1,032

Diluted earnings per share:
Stock options(2)	890	960	899
SARs(2)	1,084	1,110	613
RSAs(2)	580	677	301
RSUs(2)	—	—	215
Shares issuable upon conversion of debt(2)	11,163	—	—

	13,717	2,747	2,028

(1)
Awards were not vested

(2)
Awards were anti-dilutive

        The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	2011	2010	2009
	(Dollars in thousands)
Net (loss) income from continuing operations available to common shareholders	$(8,905)	$39,579	$6,970
Effect of dilutive securities:
Interest on convertible debt	—	7,520	—

Net (loss) income from continuing operations for diluted earnings per share	$(8,905)	$47,099	$6,970

Stock-based Compensation Award Plans:

        In May of 2004, the Company's Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders' meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to employees and directors of the Company. On March 8, 2007, the Company's Board of Directors approved an amendment to the 2004 Plan to permit the granting and issuance of restricted stock units (RSUs). On October 28, 2010, the shareholders of Regis Corporation approved an amendment to the 2004 Plan to increase the maximum number of shares of the Company's common stock authorized for issuance pursuant to grants and awards from 2,500,000 to 6,750,000. The 2004 Plan expires on May 26, 2014. Stock options, SARs and restricted stock under the 2004 Plan generally vest at a rate of 20.0 percent

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

annually on each of the first five anniversaries of the date of grant. The stock options and SARs have a maximum term of ten years. The cash-based performance grants will be tied to the achievement of certain performance goals during a specified performance period, not less than one fiscal year in length. The RSUs cliff vest after five years and payment of the RSUs is deferred until January 31 of the year following vesting. Unvested awards are subject to forfeiture in the event of termination of employment. See Note 1 to the Consolidated Financial Statements for discussion of the Company's measure of compensation cost for its incentive stock plans, as well as an estimate of future compensation expense related to these awards.

        The Company also has outstanding stock options under the 2000 Stock Option Plan (2000 Plan), although the plan terminated in 2010, which allowed the Company to grant both incentive and nonqualified stock options and replaced the Company's 1991 Stock Option Plan (1991 Plan). Total options covering 3,500,000 shares of common stock were available for grant under the 2000 Plan to employees of the Company for a term not to exceed ten years from the date of grant. The term may not exceed five years for incentive stock options granted to employees of the Company possessing more than ten percent of the total combined voting power of all classes of stock of the Company or any subsidiary of the Company. Options may also be granted to the Company's outside directors for a term not to exceed ten years from the grant date. The 2000 Plan contains restrictions on transferability, time of exercise, exercise price and on disposition of any shares acquired through exercise of the options. Stock options were granted at not less than fair market value on the date of grant. The Board of Directors determines the 2000 Plan participants and establishes the terms and conditions of each option.

        The terms and conditions of the shares granted under the 1991 Plan are similar to the 2000 Plan. The 1991 Plan terminated in 2001. All shares granted under the 1991 Plan have been exercised, forfeited, or cancelled as of June 30, 2011.

        Common shares available for grant under the following plans as of June 30 were:

	2011	2010	2009
	(Shares in thousands)
2000 Plan	—	4	268
2004 Plan	4,209	12	103

	4,209	16	371

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, June 30, 2008	1,713	$24.55
Granted	9	35.15
Cancelled	(102)	30.20
Exercised	(235)	16.60

Balance, June 30, 2009	1,385	25.55
Granted	135	18.90
Cancelled	(337)	17.74
Exercised	(203)	15.12

Balance, June 30, 2010	980	29.48
Granted	—	—
Cancelled	(96)	18.89
Exercised	(46)	15.04

Balance, June 30, 2011	838	$31.48

Exercisable June 30, 2011	670	$33.22

        Outstanding options of 838,318 at June 30, 2011 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 4.7 years. Exercisable options of 670,198 at June 30, 2011 had an intrinsic value of zero and a weighted average remaining contractual term of 3.9 years. An additional 154,708 options are expected to vest with a $24.81 per share weighted average exercise price and a weighted average remaining contractual life of 7.7 years that have a total intrinsic value of zero.

        All options granted relate to stock option plans that have been approved by the shareholders of the Company. Stock options granted in fiscal year 2010 were granted under the 2000 and 2004 plan. Stock options granted in fiscal year 2009 were granted under the 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2008	523	$36.76	527	$35.70
Granted	618	19.14	632	19.14
Cancelled	(28)	35.41	(45)	35.73
Vested/Exercised	(81)	35.72	—	—

Balance, June 30, 2009	1,032	26.33	1,114	26.30

Granted	304	19.12	2	28.57
Cancelled	(2)	20.02	(6)	38.63
Vested/Exercised	(188)	24.74	—	—

Balance, June 30, 2010	1,146	24.70	1,110	26.24

Granted	277	16.60	103	16.60
Cancelled	(118)	20.42	(126)	24.35
Vested/Exercised	(228)	22.69	—	—

Balance, June 30, 2011	1,077	$23.48	1,087	$25.54

        Outstanding and unvested RSAs of 862,094 at June 30, 2011 had an intrinsic value of $13.2 million and a weighted average remaining vesting term of 2.2 years. Due to estimated forfeitures, 806,986 awards are expected to vest with a total intrinsic value of $12.4 million.

        Outstanding and unvested RSUs of 215,000 at June 30, 2011 had an intrinsic value of $3.3 million and a weighted average remaining vesting term of 0.7 years. All unvested RSUs are expected to vest in fiscal year 2012.

        Outstanding SARs of 1,087,460 at June 30, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.9 years. Exercisable SARs of 604,140 at June 30, 2011 had a total intrinsic value of zero and a weighted average contractual term of 6.0 years. An additional 459,838 SARs are expected to vest with a $20.39 per share weighted average grant price, a weighted average remaining contractual life of 8.0 years and a total intrinsic value of zero.

        During fiscal year 2011, the Company accelerated the vesting of 68,390 unvested RSAs held by the Company's Chief Executive Officer and the Company's Executive Vice President, Fashion and Education. Under the terms of the modifications, any unvested RSAs granted to the Chief Executive Officer and the Executive Vice President, Fashion and Education fully vest on their last days of employment, which is expected to be February 8, 2012 and June 30, 2012, respectively. As a result of the modifications, the Company recognized an incremental compensation cost of less than $0.1 million during fiscal year 2011.

        Total cash received from the exercise of share-based instruments in fiscal years 2011, 2010 and 2009 was $0.7, $3.1 and $3.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SHAREHOLDERS' EQUITY (Continued)

        As of June 30, 2011, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $20.9 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.1 years as of June 30, 2011.

        The total intrinsic value of all stock-based compensation that was exercised during fiscal years 2011, 2010 and 2009 was $0.2, $0.7, and $1.9 million, respectively.

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2011, 2010 and 2009 were as follows:

	2011	2010	2009
Stock options	$—	$7.36	$8.60
SARs	6.26	8.60	7.07
Restricted stock awards	16.60	19.12	19.14
Restricted stock units	—	—	—

        The expense associated with the RSA and RSU grants is based on the market price of the Company's stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each stock option and SAR grant issued during the fiscal years 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Risk-free interest rate	2.29%	2.79%	2.45 - 3.29%
Expected term (in years)	5.50	5.50	5.50
Expected volatility	44.00%	42.00%	28.00 - 40.00%
Expected dividend yield	1.45%	0.85%	0.56 - 0.84%

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

        Compensation expense included in income before income taxes related to stock- based compensation was $9.6, $9.3, and $7.5 million for the three years ended June 30, 2011, 2010, and 2009, respectively.

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

15. SHAREHOLDERS' EQUITY (Continued)

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

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2011, 2010, and 2009, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2011, $73.5 million remains to be spent on share repurchases under this program.

16. SEGMENT INFORMATION

        As of June 30, 2011, the Company owned, franchised or held ownership interests in approximately 12,700 worldwide locations. The Company's locations consisted of 9,419 North American salons (located in the U.S., Canada and Puerto Rico), 400 international salons, 96 hair restoration centers, and 2,786 locations in which the Company maintains an ownership interest through its investments in affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

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

        The Company's company-owned and franchise hair restoration centers are located in the U.S. and Canada. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants, and hair therapy, which are targeted at the mass market consumer. Hair restoration centers are located primarily in office and professional buildings within larger metropolitan areas.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

Summarized financial information concerning the Company's reportable operating segments is shown in the following table as of June 30, 2011, 2010, and 2009:

	For the Year Ended June 30, 2011
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,588,690	$106,734	$67,550	$—	$1,762,974
Product	403,962	43,503	75,729	—	523,194
Royalties and fees	37,292	—	2,409	—	39,701

	2,029,944	150,237	145,688	—	2,325,869

Operating expenses:
Cost of service	919,526	54,213	39,129	—	1,012,868
Cost of product	201,560	23,631	24,788	—	249,979
Site operating expenses	183,552	9,852	4,318	—	197,722
General and administrative	122,281	12,630	37,038	167,908	339,857
Rent	292,479	38,423	9,227	2,157	342,286
Depreciation and amortization	69,763	4,750	12,958	17,638	105,109
Goodwill impairment	74,100	—	—	—	74,100
Lease termination costs	—	—	—	—	—

Total operating expenses	1,863,261	143,499	127,458	187,703	2,321,921

Operating income (loss)	166,683	6,738	18,230	(187,703)	3,948
Other income (expense):
Interest expense	—	—	—	(34,388)	(34,388)
Interest income and other, net	—	—	—	4,811	4,811

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$166,683	$6,738	$18,230	$(217,280)	$(25,629)

Total assets	$881,526	$69,932	$306,005	$548,290	$1,805,753
Long-lived assets	254,939	15,193	17,784	59,895	347,811
Capital expenditures	51,091	2,957	5,542	11,879	71,469
Purchases of salon assets	18,551	—	—	—	18,551

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SEGMENT INFORMATION (Continued)

        Total revenues and long-lived assets associated with business operations in the U.S. and all other countries in aggregate were as follows:

	Year Ended June 30,
	2011		2010		2009
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
U.S.	$2,007,042	$314,406	$2,055,059	$327,753	$2,121,531	$355,330
Other countries	318,827	33,405	303,375	31,497	308,256	36,208

Total	$2,325,869	$347,811	$2,358,434	$359,250	$2,429,787	$391,538

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly data for fiscal years 2011 and 2010 follows:

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2011
Revenues	$578,245	$574,372	$581,267	$591,985	$2,325,869
Gross margin, excluding depreciation	257,558	251,132	253,017	261,614	1,023,321
Operating income (loss)(a)(b)	33,434	22,864	(59,504)	7,154	3,948
Income (loss) from continuing operations(a)(b)(e)	18,320	14,505	(25,335)	(16,395)	(8,905)
Net income (loss)(a)(b)(e)	18,320	14,505	(25,335)	(16,395)	(8,905)
Income (loss) from continuing operations per share, basic	0.32	0.26	(0.45)	(0.29)	(0.16)
Net income (loss) per basic share(f)	0.32	0.26	(0.45)	(0.29)	(0.16)
Income (loss) from continuing operations per share, diluted	0.30	0.24	(0.45)	(0.29)	(0.16)
Net income (loss) per diluted share(f)	0.30	0.24	(0.45)	(0.29)	(0.16)
Dividends declared per share	0.04	0.04	0.06	0.06	0.20

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2011 revenues, operating and net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2010
Revenues(c)	$605,550	$575,365	$587,571	$589,948	$2,358,434
Gross margin, excluding depreciation(c)	259,967	254,564	260,199	264,397	1,039,127
Operating income (loss)(b)(c)	28,257	32,063	1,184	35,714	97,218
Income (loss) from continuing operations(b)	4,611	18,154	(1,525)	18,339	39,579
Income from discontinued operations(d)	3,161	—	—	—	3,161
Net income (loss)(b)(d)	7,772	18,154	(1,525)	18,339	42,740
Income (loss) from continuing operations per share, basic	0.09	0.32	(0.03)	0.32	0.71
Income (loss) from discontinued operations per share, basic(d)	0.06	—	—	—	0.06
Net income (loss) per basic share(f)	0.14	0.32	(0.03)	0.32	0.77
Income (loss) from continuing operations per share, diluted	0.09	0.30	(0.03)	0.30	0.71
Income (loss) from discontinued operations per share, diluted(f)	0.06	—	—	—	0.05
Net income (loss) per diluted share(f)	0.14	0.30	(0.03)	0.30	0.75
Dividends declared per share	0.04	0.04	0.04	0.04	0.16

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items which impacted fiscal year 2010 revenues, operating and net income.

(a)
Operating income and net income decreased $31.2 million ($19.2 million net of tax) as a result of a valuation reserve on a note receivable with the purchase of Trade Secret that was recorded in the third quarter ($9.0 million) and fourth quarter ($22.2 million) of fiscal year 2011.

(b)
Expense of $74.1 million ($50.8 million net of tax) was recorded in the third quarter ended March 31, 2011 related to our Promenade salon concept goodwill impairment due to recent performance challenges in that concept. Expense of $35.3 million ($28.7 million net of tax) was recorded in the third quarter ended March 31, 2010 related to our Regis salon concept goodwill impairment due to recent performance challenges in that concept and current economic conditions.

(c)
The Company sold $20.0 million of product to the purchaser of Trade Secret at cost for the three months ended September 30, 2009.

(d)
During the second quarter ended December 31, 2008, the Company determined Trade Secret to be held for sale and accounted for it as a discontinued operation. An income tax benefit of $3.0 million was recorded in the first quarter ended September 30, 2009 to correct the prior year calculation of the income tax benefit related to the disposition of the Trade Secret concept.

(e)
Income (loss) from continuing operations and net income decreased as a result of $9.2 million that was recorded in the third quarter ($8.7 million) and in the fourth quarter ($0.5 million) as a result of an other than temporary impairment on an investment in preferred shares of Yamano and a premium paid at the time of an initial investment in MY Style.

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

        With the participation of management, the Company's president and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2011. Based upon this evaluation, the president and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2011. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 77 and 78 herein.

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

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2011 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2011 Proxy Statement, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2011 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" of the Company's 2011 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2011 Proxy Statement, and is incorporated herein by reference. Information regarding director independence is included in the section titled "Corporate Governance—Director Independence" of the Company's 2010 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2011 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number/Description

2(a)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

2(b)	Purchase Agreement, dated November 13, 2004, between the Company and Hair Club Group Inc. (Incorporated by reference to Exhibit 2 of the Company's Report on Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.)

2(c)	Stock Purchase Agreement dated as of January 26, 2009 between Regis Corporation, Trade Secret, Inc. and Premier Salons Beauty Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on January 27, 2009.)

3(a)	Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company's Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)

3(b)	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on October 31, 2006.)

3(c)	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A12B filed on December 26, 2006.)

4(a)	Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997.)

4(b)		Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Right Certificate attached as Exhibit B to the Rights Agreement. (Incorporated by reference to Exhibits 1 and 3 of the Company's Registration Statement on Form 8-A12B, filed on December 26, 2006.)

4(c)		Amendment No. 1, dated as of October 29, 2008, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on October 29, 2008.)

4(d)		Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4(e)		Indenture dated July 14, 2009 by and between the Company and Wells Fargo Bank, N.A, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed July 17, 2009.)

10(a)	(*)	Survivor Benefit Agreement, dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K filed on September 28, 1994, for the year ended June 30, 1994.)

10(b)		Series G Senior Note, dated July 10, 1998, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(jj) of the Company's Report on Form 10-K filed on September 17, 1998, for the year ended June 30, 1998.)

10(c)		Amended and Restated Private Shelf Agreement, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)

10(d)		Senior Series I Note, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)

10(e)		Note Purchase Agreement, dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(f)		Form of Series A Senior Note. (Attached as Exhibit 1(a) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(g)		Series J Senior Notes, dated June 9, 2003, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)

10(h)		Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)

10(i)		Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10(j)		Third Amended and Restated Credit Agreement, dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, Other Financial Institutions Party thereto, and Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed April 12, 2005.)

10(k)		Prepayment Agreement between Regis Corporation and various holders of Senior Notes of Regis Corporation, dated June 29, 2009 (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed July 6, 2009.)

10(l)		First Amendment to Term Loan agreement dated as of October 3, 2008 among Regis Corporation and various lenders, and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed July 6, 2009.)

10(m)		First Amendment to Fourth Amendment and Restated Credit Agreement dated as of July 12, 2007 among Regis Corporation and various lenders and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed July 6, 2009.)

10(n)		Amendment No.6 to Amend and Restated Private Shelf Agreement between Regis Corporation and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and other Prudential affiliates dated July 3, 2009 (Incorporated by reference to Exhibit 10.4 of the Company's Report on From 8-K filed July 6, 2009.)

10(o)		First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed April 12, 2005.)

10(p)	(*)	Short Term Incentive Compensation Plan, effective August 19, 2009. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Form 14A filed on September 15, 2009, for the year ended June 30, 2009.)

10(q)		Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

10(r)	(*)	Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 5, 2007.)

10(s)		Master Agreement, dated October 11, 2007, between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, the Company and Artal Group S.A. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 7, 2008, for the quarter ended December 31, 2007.)

10(t)		Stock Purchase Agreement, dated January 17, 2008, between the Company, Cameron Capital Investments, Inc., Stephen Powell and Mackenzie Limited Partnership. (Incorporated by reference to Exhibit 10(z) to the Company's Report on Form 10-K filed on August 29, 2008, for the year ended June 30, 2008.)

10(u)	(*)	Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(v)	(*)	Employment Agreement, as Amended and Restated effective March 1, 2011, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed May 10, 2011)

10(w)	(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(x)	(*)	Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(y)	(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(e) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(z)	(*)	Amendment to Amended and Restated Compensation Agreement, dated December 23, 2008, between the Company, and Myron Kunin (Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(aa)	(*)	2004 Long Term Incentive Plan as Amended and Restated, effective October 28, 2011, (Incorporated by reference to Appendix A of the Company's Report on Form DEF14A filed September 14, 2010.)

10(bb)	(*)	Separation Agreement and Release between Bruce Johnson, former EVP, Real Estate Design & Construction effective July 1, 2011.

10(cc)	(*)	Separation Agreement and Release between Mark Kartarik, former EVP and President, Franchise division effective July 1, 2011.

10(dd)	(*)	Amendment to Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated April 26, 2011, between the Company and Gordon Nelson.

10(ee)		Fifth Amended and Restated Credit Agreement, dated June 30, 2011, among the Company, and various financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Issuer, Bank of America, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed July 6, 2011.)

18.1		Preferability Letter of Independent Registered Public Accounting Firm dated August 26, 2011

21		List of Subsidiaries of Regis Corporation

23		Consent of PricewaterhouseCoopers LLP

31.1		President of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Senior Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		President of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Senior Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	(**)	XBRL Instance Document

101.SCH	(**)	XBRL Taxonomy Extension Schema

101.CAL	(**)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	(**)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(**)	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	(**)	XBRL Taxonomy Extension Definition Linkbase

(*)
Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

(**)
The XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION
By	/s/ RANDY L. PEARCE Randy L. Pearce, President
By	/s/ BRENT A. MOEN Brent A. Moen, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
DATE: August 26, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ PAUL D. FINKELSTEIN Paul D. Finkelstein, Chairman of the Board of Directors	Date: August 26, 2011
/s/ DAVID B. KUNIN David B. Kunin, Director	Date: August 26, 2011
/s/ ROLF BJELLAND Rolf Bjelland, Director	Date: August 26, 2011
/s/ VAN ZANDT HAWN Van Zandt Hawn, Director	Date: August 26, 2011
/s/ SUSAN S. HOYT Susan S. Hoyt, Director	Date: August 26, 2011
/s/ THOMAS L. GREGORY Thomas L. Gregory, Director	Date: August 26, 2011

/s/ STEPHEN E. WATSON Stephen E. Watson, Director	Date: August 26, 2011
/s/ JOSEPH L. CONNER Joseph L. Conner, Director	Date: August 26, 2011