Form 10-Q
period 2011-09-30
REGIS CORP
filed 2011-11-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 26, 2011:

Common Stock, $.05 par value	57,716,018
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As of September 30, 2011 and June 30, 2011
(In thousands, except share data)

	September 30, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$75,673	$96,263
Receivables, net	28,040	27,149
Inventories	173,699	150,804
Deferred income taxes	17,876	17,887
Income tax receivable	18,021	22,341
Other current assets	30,464	32,118
Total current assets	343,773	346,562

Property and equipment, net	330,084	347,811
Goodwill	680,588	680,512
Other intangibles, net	108,612	111,328
Investment in and loans to affiliates	251,894	261,140
Other assets	57,269	58,400

Total assets	$1,772,220	$1,805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,817	$32,252
Accounts payable	66,695	55,107
Accrued expenses	159,041	167,321
Total current liabilities	254,553	254,680

Long-term debt and capital lease obligations	275,198	281,159
Other noncurrent liabilities	222,000	237,295
Total liabilities	751,751	773,134
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,704,684 and 57,710,811 common shares at September 30, 2011 and June 30, 2011, respectively	2,885	2,886
Additional paid-in capital	343,445	341,190
Accumulated other comprehensive income	57,839	77,946
Retained earnings	616,300	610,597

Total shareholders’ equity	1,020,469	1,032,619

Total liabilities and shareholders’ equity	$1,772,220	$1,805,753

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended September 30, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Revenues:
Service	$431,700	$439,529
Product	126,917	128,605
Royalties and fees	10,132	10,111
	568,749	578,245
Operating expenses:
Cost of service	246,011	249,501
Cost of product	59,979	61,075
Site operating expenses	52,455	49,009
General and administrative	78,679	74,074
Rent	84,447	85,108
Depreciation and amortization	34,106	26,044
Total operating expenses	555,677	544,811

Operating income	13,072	33,434

Other income (expense):
Interest expense	(7,360)	(8,923)
Interest income and other, net	1,316	777

Income before income taxes and equity in income of affiliated companies	7,028	25,288

Income taxes	(2,723)	(9,647)
Equity in income of affiliated companies, net of income taxes	4,032	2,679

Net income	$8,337	$18,320

Net income per share:
Basic	$0.15	$0.32
Diluted	$0.15	$0.30

Weighted average common and common equivalent shares outstanding:
Basic	56,849	56,629
Diluted	57,098	67,961

Cash dividends declared per common share	$0.06	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Three Months Ended September 30, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net income	$8,337	$18,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,638	23,612
Amortization	2,468	2,432
Equity in income of affiliated companies	(4,032)	(2,679)
Dividends received from affiliated companies	270	1,452
Deferred income taxes	(2,800)	(6)
Excess tax benefits from stock-based compensation plans	—	(3)
Stock-based compensation	2,440	2,369
Amortization of debt discount and financing costs	1,613	1,582
Other noncash items affecting earnings	(477)	815
Changes in operating assets and liabilities (1):
Receivables	(907)	(267)
Inventories	(23,612)	(7,343)
Income tax receivable	4,260	28,373
Other current assets	1,806	1,748
Other assets	509	(3,095)
Accounts payable	11,376	4,163
Accrued expenses	(7,906)	(11,851)
Other noncurrent liabilities	(11,528)	4,562
Net cash provided by operating activities	13,455	64,184

Cash flows from investing activities:
Capital expenditures	(16,827)	(16,007)
Proceeds from sale of assets	369	15
Asset acquisitions, net of cash acquired and certain obligations assumed	(2,077)	(3,861)
Proceeds from loans and investments	1,290	15,000
Disbursements for loans and investments	—	(15,000)
Net cash used in investing activities	(17,245)	(19,853)

Cash flows from financing activities:
Borrowings on revolving credit facilities	23,900	—
Payments on revolving credit facilities	(23,900)	—
Repayments of long-term debt and capital lease obligations	(9,669)	(3,334)
Excess tax benefits from stock-based compensation plans	—	3
Proceeds from issuance of common stock	—	59
Dividends paid	(3,494)	(2,297)
Other	—	3
Net cash used in financing activities	(13,163)	(5,566)

Effect of exchange rate changes on cash and cash equivalents	(3,637)	4,199
(Decrease) increase in cash and cash equivalents	(20,590)	42,964

Cash and cash equivalents:
Beginning of period	96,263	151,871
End of period	$75,673	$194,835

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2011 and for the three months ended September 30, 2011 and 2010, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2011 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2011 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2011 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2011 and for the three month periods ended September 30, 2011 and 2010 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 9, 2011 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Consolidation:

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities’ operations.

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

Total compensation cost for stock-based payment arrangements totaled $2.4 million for each of the three month periods ended September 30, 2011 and 2010.

Stock options outstanding, weighted average exercise price and weighted average fair values as of September 30, 2011 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2011	838	$31.48
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	26.86
Outstanding at September 30, 2011	826	$31.54
Exercisable at September 30, 2011	663	$33.27

Outstanding options of 826,078 at September 30, 2011 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 4.4 years. Exercisable options of 663,318 at September 30, 2011 had an intrinsic value of zero and a weighted average remaining contractual term of 3.6 years. Of the outstanding and unvested options and due to estimated forfeitures, 139,521 are expected to vest with a $25.29 per share weighted average grant price, a weighted average remaining contractual life of 7.2 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

The table below contains a rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2011	1,077	$23.48	1,087	$25.54
Granted	20	13.59	—	—
Vested/Exercised	2	22.32	—	—
Forfeited or expired	(26)	19.39	(57)	27.45
Balance, September 30, 2011	1,073	$23.39	1,030	$25.43

Outstanding and unvested RSAs of 858,415 at September 30, 2011 had an intrinsic value of $12.1 million and a weighted average remaining vesting term of 1.9 years. Due to estimated forfeitures, 806,215 are expected to vest with a total intrinsic value of $11.4 million.

Outstanding and unvested RSUs of 215,000 at September 30, 2011 had an intrinsic value of $3.0 million and a weighted average remaining vesting term of 0.4 years. All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 1,029,780 at September 30, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.6 years. Exercisable SARs of 561,530 at September 30, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.6 years. Of the outstanding and unvested rights and due to estimated forfeitures, 402,808 are expected to vest with a $20.41 per share weighted average grant price, a weighted average remaining contractual life of 7.4 years and a total intrinsic value of zero.

During fiscal year 2011, the Company accelerated the vesting of 68,390 unvested RSAs held by the Company’s Chief Executive Officer and the Company’s Executive Vice President, Fashion and Education. Under the terms of the modifications, any unvested RSAs granted to the Chief Executive Officer and the Executive Vice President, Fashion and Education fully vest on their last days of employment, which is expected to be February 8, 2012 and June 30, 2012, respectively. As a result of the modifications, the Company recognized an incremental compensation cost of $0.1 million during the three months ended September 30, 2011.

During the three months ended September 30, 2011 and 2010 total cash received from the exercise of share-based instruments zero and less than $0.1 million, respectively. As of September 30, 2011, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $17.7 million. The related weighted average period over which such cost is expected to be recognized was approximately 3.0 years as of September 30, 2011.

The total intrinsic value of all stock-based compensation that was exercised during each of the three month periods ended September 30, 2011 and 2010 was less than $0.1 million, respectively.

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

As a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011, a $74.1 million impairment charge was recorded for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Promenade salon concept. The estimated fair values of the Hair Restoration Centers reporting unit and Regis salon concept exceeded the respective carrying values by approximately 9.0 and 18.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade, Hair Restoration Centers, and Regis may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade and Regis salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2011.

A summary of the Company’s goodwill balance as of September 30, 2011 and June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of September 30, 2011	As of June 30, 2011
	(Dollars in thousands)
Regis	$103,500	$103,761
MasterCuts	4,652	4,652
SmartStyle	48,356	48,916
Supercuts	129,486	129,477
Promenade	241,785	240,910
Total North America Salons	527,779	527,716
Hair Restoration Centers	152,809	152,796
Total	$680,588	$680,512

See Note 4 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

Property and Equipment:

Historically, because of the Company’s large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative that has a system that meets current and enhanced functionality requirements and will cost significantly less to implement and support. Due to the Company’s plan to replace the POS information system, the Company reviewed the capitalized software carrying value for impairment at September 30, 2011. As a result of the Company’s long-lived asset impairment testing at September 30, 2011 for this applicable grouping of assets, no impairment charges were recorded. As of June 30, 2011, the Company reassessed and adjusted the useful life of the capitalized software as the POS alternative is expected be implemented in salons during the first half of fiscal year 2012. Depreciation expense related to the existing POS information system totaled $9.4 million during the three months ended September 30, 2011, including $8.7 million ($5.5 million net of tax or $0.10 per diluted share) of accelerated depreciation related to the change in useful life. The Company expects to fully depreciate the net balance of the existing POS information system, approximately $9.4 million at September 30, 2011, during the three months ended December 31, 2011 as locations using the Company’s existing POS information system move to a third party POS alternative by December 31, 2011.

Recent Accounting Standards Adopted by the Company:

Disclosures about Fair Value of Financial Instruments

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities, presented separately on a gross basis, on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company adopted the new disclosure guidance related to Level 3 fair value measurements, including the disclosure on the roll forward activities, on July 1, 2011.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Testing Goodwill for Impairment

In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the guidance on July 1, 2012 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The adoption of the guidance on July 1, 2012 will not have an impact on the Company’s financial position, results of operations or cash flows.

Fair Value Measurement

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of the guidance on January 1, 2012 will not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2011	2010
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,849	56,629
Effect of dilutive securities:
Dilutive effect of stock-based compensation	249	174
Dilutive effect of convertible debt	—	11,158
Weighted average shares for diluted earnings per share	57,098	67,961

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Three Months Ended September 30,
	2011	2010
	(Shares in thousands)
Basic earnings per share:
RSAs (1)	858	923
RSUs (1)	215	215
	1,073	1,138

Diluted earnings per share:
Stock options (2)	826	900
SARs (2)	1,030	1,089
RSAs (2)	767	430
Shares issuable upon conversion of debt (3)	11,184	—
	13,807	2,419

(1)      Awards were not vested

(2)      Awards were anti-dilutive

(3)      Shares were anti-dilutive for the three months ended September 30, 2011.

The following table sets forth a reconciliation of the net income available to common shareholders and the net income for diluted earnings per share under the if-converted method:

	For the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Net income available to common shareholders	$8,337	$18,320
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	2,013
Net income for diluted earnings per share	$8,337	$20,333

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2011 was due to the following:

(Dollars in thousands)
Balance, June 30, 2011	$341,190
Stock-based compensation	2,440
Vested stock option expirations	(182)
Other	(3)
Balance, September 30, 2011	$343,445

Comprehensive (Loss) Income:

Components of comprehensive (loss) income for the Company include net income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three months ended September 30, 2011 and 2010 was as follows:

	For the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Net income	$8,337	$18,320
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	446	(64)
Cumulative foreign currency translation	(20,553)	14,796

Total comprehensive (loss) income	$(11,770)	$33,052

3.                                     FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2011 and June 30, 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2011	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$123	$—	$123	$—
Equity call option - Roosters	117	—	—	117

LIABILITIES
Current liabilities
Derivative instruments	$212	$—	$212	$—

Non-current liabilities
Equity put option - Provalliance	$21,124	$—	$—	$21,124
Equity put option - Roosters	161	—	—	161

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2011	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$212	$—	$212	$—

LIABILITIES
Current liabilities
Derivative instruments	$599	$—	$599	$—

Non-current liabilities
Equity put option - Provalliance	$22,700	$—	$—	$22,700

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months ended September 30, 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2011	$—	$—	$22,700
Total realized and unrealized losses:
Included in other comprehensive loss	—	—	(1,576)
Issuances	—	161	—
Purchases	117	—	—
Balance at September 30, 2011	$117	$161	$21,124

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains:
Included in other comprehensive loss	230	2,514
Balance at September 30, 2010	$3,732	$24,523

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

Equity put option - Provalliance. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. During fiscal year 2011, a portion of the Provalliance Equity Put was settled. See further discussion within Note 5 to the Condensed Consolidated Financial Statements. The Provalliance Equity Put is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At September 30, 2011, the fair value of the Provalliance Equity Put was $21.1 million and is classified within other noncurrent liabilities on the Condensed Consolidated Balance Sheet.

Equity put and call options - Roosters. The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 5 to the Condensed Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At September 30, 2011, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

Preferred Shares. The Company has preferred shares in Yamano Holding Corporation. The preferred shares are classified as Level 3 as there are no quoted market prices and minimal market participant data for preferred shares of similar rating. The preferred shares are classified within investment in and loans to affiliates on the Condensed Consolidated Balance Sheet. The fair value of the preferred shares is based on the financial health of Yamano Holding Corporation and terms within the preferred share agreement which allow the Company to convert the subscription amount of the preferred shares into equity of MY Style, a wholly owned subsidiary of Yamano Holding Corporation. The Company recorded an other than temporary impairment for the full carrying value of the preferred shares during the twelve months ended June 30, 2011. See further discussion within Note 5 to the Condensed Consolidated Financial Statements.

Financial Instruments. In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of September 30, 2011. At September 30, 2011, the estimated fair values and carrying amounts of debt were $330.0 and $304.0 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

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

There were no assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2011 and 2010.

4.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of and for the three months ended September 30, 2011:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2011	$715,219	$41,661	$152,796	$909,676
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)
Net goodwill at June 30, 2011	527,716	—	152,796	680,512
Goodwill acquired (1)	4,337	—	—	4,337
Translation rate adjustments	(4,274)	—	13	(4,261)
Gross goodwill at September 30, 2011	715,282	41,661	152,809	909,752
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)
Net goodwill at September 30, 2011	$527,779	$—	$152,809	$680,588

(1)           See Note 5 to the Condensed Consolidated Financial Statements.

The table below presents other intangible assets as of September 30, 2011 and June 30, 2011:

	September 30, 2011			June 30, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,797	$(14,703)	$65,094	$80,310	$(14,329)	$65,981
Customer lists	53,188	(35,478)	17,710	53,188	(34,096)	19,092
Franchise agreements	22,109	(8,897)	13,212	22,221	(8,909)	13,312
Lease intangibles	14,855	(5,312)	9,543	14,948	(5,168)	9,780
Non-compete agreements	201	(89)	112	353	(232)	121
Other	4,378	(1,437)	2,941	4,429	(1,387)	3,042
	$174,528	$(65,916)	$108,612	$175,449	$(64,121)	$111,328

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

	Weighted Average Amortization Period
	September 30, 2011	June 30, 2011
	(In years)
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	6	5
Other	22	25
Total	26	26

Total amortization expense related to the amortizable intangible assets was $2.5 and $2.4 million during the three months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2012 (Remainder: nine-month period)	$7,227
2013	9,393
2014	9,181
2015	6,140
2016	3,982

5.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the three months ended September 30, 2011 and 2010, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2011 and 2010 and the allocation of the purchase prices were as follows:

	For the Three Months Ended September 30,
Allocation of Purchase Prices	2011	2010
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash (net of cash acquired)	$2,077	$3,861

Allocation of the purchase price:
Current assets	$304	$347
Property and equipment	145	1,231
Goodwill	4,337	2,299
Identifiable intangible assets	572	285
Accounts payable and accrued expenses	(1,068)	(301)
Other noncurrent liabilities	(1,313)	—
Noncontrolling interest	(900)	—
	$2,077	$3,861

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

During the three months ended September 30, 2011, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

On July 1, 2011, the Company acquired 31 franchise salon locations through its acquisition of a 60.0 percent ownership interest in Roosters for $2.3 million. The purchase agreement contains a right, Roosters Equity Put, to require the Company to purchase additional ownership interest in Roosters between specified dates in 2012 to 2015, and an option, Roosters Equity Call, whereby the Company can acquire additional ownership interest in Roosters beginning in 2015. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Roosters for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair values as of July 1, 2011 of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively. Any changes in the estimated fair value of the Roosters Equity Put and Roosters Equity Call are recorded in the Company’s Condensed Consolidated Statement of Operations.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not its investment in Roosters was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that Roosters is a VIE based on the fact that the holders of the equity investment at risk, as a group, lack the obligation to absorb the expected losses of the entity. The Roosters Equity Put is based on a formula that may or may not be at market when exercised, therefore, it could prevent the minority interest owners from absorbing its share of expected losses by transferring such obligation to the Company. Under certain circumstances, including a decline in the fair value of Roosters, the Roosters Equity Put could be exercised and the minority interest owners could be protected from absorbing the downside of the equity interest. As the Roosters Equity Put absorbs a large amount of variability this characteristic results in Roosters being a VIE.

Regis determined that the Company has met the power criterion due to the Company having the authority to direct the activities that most significantly impact Roosters’ economic performance. The Company concluded based on the considerations above that it is the primary beneficiary of Roosters and therefore the financial positions, results of operations, and cash flows of Roosters are consolidated in the Company’s financial statements from the acquisition date. Total assets, total liabilities and total shareholders’ equity of Roosters as of September 30, 2011 were $5.3, $2.2 and $3.1 million, respectively. Net loss attributable to the noncontrolling interest in Roosters was less than $0.1 million for the three months ended September 30, 2011 and was recorded in interest income and other, net within the Condensed Consolidated Statement of Operations. Shareholders’ equity attributable to the noncontrolling interest in Roosters was $0.9 million as of September 30, 2011 and was recorded in retained earnings within the Condensed Consolidated Balance Sheet.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of September 30, 2011 and June 30, 2011:

	September 30, 2011	June 30, 2011
	(Dollars in thousands)
Empire Education Group, Inc.	$105,547	$104,540
Provalliance	140,532	149,245
MY Style	677	2,210
Hair Club for Men, Ltd.	5,138	5,145
	$251,894	$261,140

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

At September 30, 2011 and 2010, the Company had a $21.4 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of September 30, 2011 and 2010. During the three months ended September 30, 2011 and 2010, the Company recorded $0.1 and $0.2 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the three months ended September 30, 2011 and 2010, the Company recorded $1.0 and $1.2 million, respectively, of equity earnings related to its investment in EEG.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,600 company-owned and franchise salons as of September 30, 2011.

The merger agreement contains a right, Provalliance Equity Put, to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Provalliance Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Provalliance Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Provalliance Equity Put are recorded in the Company’s consolidated statement of operations. There was no change in the fair value of the Provalliance Equity put during the three months ended September 30, 2011 and 2010. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $1.6 million decrease and $2.5 million increase in the Provalliance Equity Put related to foreign currency translation during the three months ended September 30, 2011 and 2010, respectively. See further discussion within Note 3 to the Condensed Consolidated Financial Statements. If the Provalliance Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Provalliance Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option, Provalliance Equity Call, whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Provalliance Equity Put.

In December 2010, a portion of the Provalliance Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Provalliance Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million), bringing the Company’s total equity interest to 46.7 percent. The Company’s liability under the Provalliance Equity Put to purchase the remainder of the equity interest in Provalliance continues to exist through 2018 and is valued at $21.1 million as of September 30, 2011.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not its investment in Provalliance was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that Provalliance is a VIE based on the fact that the holders of the equity investment at risk, as a group, lack the obligation to absorb the expected losses of the entity. The Provalliance Equity Put is based on a formula that may or may not be at market when exercised, therefore, it could provide the Company with the characteristic of a controlling financial interest or could prevent the Franck Provost Salon Group from absorbing its share of expected losses by transferring such obligation to the Company. Under certain circumstances, including a decline in the fair value of Provalliance, the Provalliance Equity Put could be exercised and the Franck Provost Group could be protected from absorbing the downside of the equity interest. As the Provalliance Equity Put absorbs a large amount of variability this characteristic results in Provalliance being a VIE.

Regis determined that the Franck Provost Group has met the power criterion due to the Franck Provost Group having the authority to direct the activities that most significantly impact Provalliance’s economic performance. The Company concluded based on the considerations above that the primary beneficiary of Provalliance is the Franck Provost Group. The Company has accounted for its interest in Provalliance as an equity method investment. The exposure to loss related to the Company’s involvement with Provalliance is the carrying value of the investment and future changes in fair value of the Provalliance Equity Put that is unable to be quantified as of this date.

The tables below contain details related to the Company’s investment in Provalliance for the three months ended September 30, 2011 and 2010:

Impact on Condensed Consolidated Balance Sheet

		Carrying Value at
	Classification	September 30, 2011	June 30, 2011
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$140,532	$149,245
Equity put option - Provalliance	Other noncurrent liabilities	21,124	22,700

Impact on Condensed Consolidated Statement of Operations

		For the Three Months Ended September 30,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliates companies, net of income taxes	$2,862	$1,379

Impact on Condensed Consolidated Statement of Cash Flows

		For the Three Months Ended September 30,
	Classification	2011	2010

Equity in income, net of income taxes	Equity in (income) of affiliated companies	$(2,862)	$(1,379)
Cash dividends received	Dividends received from affiliated companies	—	1,224

MY Style

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (MY Style Note) for an aggregate amount of $11.3 million (1.3 billion Yen as of April 2007). The Exchangeable Note contains an option for the Company to exchange a portion of the Exchangeable Note for 27.1 percent of the 800 outstanding shares of common stock of MY Style. This exchange feature is akin to a deep-in-the-money option permitting the Company to purchase shares of common stock of MY Style. The option is embedded in the Exchangeable Note and does not meet the criteria for separate accounting under accounting for derivative instruments and hedging activities. In connection with the issuance of the Exchangeable Note, the Company paid a premium of approximately $5.5 million (573,000,000 Yen as of April 2007).

In March 2010 the Company amended the agreement with Yamano for which the Company purchased one share of Yamano Class A Preferred Stock with a subscription amount of $1.1 million (100,000,000 Yen) and one share of Yamano Class B Preferred Stock with a subscription amount of $2.3 million (211,131,284 Yen), collectively the “Preferred Shares”. Portions of the Exchangeable Note that became due as a result of the March 2010 amendments were contributed in-kind as payment for the Preferred Shares. The Preferred Shares have the same terms and rights, yield a 5.0 percent dividend that accrues if not paid and have no voting rights. The preferred shares are accounted for as an available for sale debt security.

Due to the natural disasters in Japan that occurred in March 2011, the Company was required to assess the preferred shares and premium for other than temporary impairment. The fair value of the collateral which is the equity value of MY Style, declined due to changes in projected revenue growth rates after the natural disasters. As MY Style is highly leveraged, any change in growth rates has a significant impact on fair value. The estimated fair value was negligible. The Company recorded an other than temporary impairment during the third quarter of fiscal year 2011 for the carrying value of the preferred shares and premium of $3.9 million (326,700,000 Yen) and $5.3 million (435,000,000 Yen), respectively.

Exchangeable Note.  As of September 30, 2011, the principal amount outstanding under the Exchangeable Note is $1.3 million (100,000,000 Yen) and is due in September 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.3 million outstanding Exchangeable Note with Yamano as of September 30, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30,

2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the three months ended September 30, 2011 and 2010.

MY Style Note.  As of September 30, 2011, the principal amount outstanding under the MY Style Note is $1.4 million (104,328,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.4 million outstanding note with MY Style as of September 30, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the three months ended September 30, 2011 and 2010.

As of September 30, 2011, $2.3 and $0.7 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in and loans to affiliates, respectively, representing the Company’s Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction gain (loss) was $0.5 and $(0.6) million during the three months ended September 30, 2011 and 2010, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended September 30, 2011 and 2010 the Company recorded income of $0.2 and $0.1 million, and received cash dividends of $0.3 and $0.2 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

6.                                     DISCONTINUED OPERATIONS:

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation.

The Company has a formal note receivable agreement with the purchaser of Trade Secret. The Company recorded valuation reserves of $9.0 and $22.2 million during the three months ended March 31, 2011 and June 30, 2011, respectively. The carrying value of the note receivable was fully reserved as of June 30, 2011. As of September 30, 2011, there were no significant changes in the amount or timing of the expected future cash flows of the note receivable with the purchaser of Trade Secret.  The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010, has recorded a valuation allowance of $3.1 million as of September 30, 2011 related to the accrued interest, and will use the cash basis method for recognizing future interest income. The Company did not receive interest payments from the purchaser of Trade Secret during the three months ended September 30, 2011.

Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.5 and $0.7 million of other income related to warehouse services during the three months ended September 30, 2011 and 2010, respectively.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	September 30, 2011	June 30, 2011
		(Dollars in thousands)
Carrying value:
Warehouse services	Receivables, net	$239	$320
Note receivable, current	Other current assets	3,777	2,607
Note receivable, current valuation allowance	Other current assets	(3,777)	(2,607)
Note receivable, long-term	Other assets	30,586	31,086
Note receivable, long-term valuation allowance	Other assets	(30,586)	(31,086)
Total note receivable, net		$239	$320

The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret’s economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company’s involvement with Trade Secret is the guarantee of approximately 30 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be reasonably possible.

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

Cash Flow Hedges

As of September 30, 2011, the Company’s cash flow hedges consist of forward foreign currency contracts.

In the past, the Company used interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy. As of September 30, 2010, the Company had $85.0 million of total variable rate debt outstanding, of which $40.0 million was swapped to fixed rate debt, resulting in $45.0 million of variable rate debt. The interest rate swap contracts paid fixed rates of interest and received variable rates of interest. The contracts and related debt had maturity dates during fiscal year 2012. The interest rate swaps were terminated prior to the maturity dates in conjunction with the repayments of debt and were settled for an aggregate loss of $0.1 million. The $0.1 million loss was recorded during the fourth quarter of fiscal year 2011 on the termination of the interest rate swaps and was recorded within interest expense in the Consolidated Statement of Operations.

The Company uses forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company’s primary forward foreign currency contracts hedge approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company’s forward foreign currency contracts hedge transactions through September 2012.

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

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of September 30, 2011 and June 30, 2011:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	September 30, 2011	June 30, 2011	Classification	September 30, 2011	June 30, 2011
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Forward foreign currency contracts	Other current assets	$123	$—	Other current liabilities	$—	$(599)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$—	$212	Other current liabilities	$(212)	$—
Total		$123	$212		$(212)	$(599)

The table below sets forth the gain or (loss) on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet for the three months ended September 30, 2011 and 2010. The table also sets forth the loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the three months ended September 30, 2011 and 2010 within the following line items in the Condensed Consolidated Statement of Operations.

	Gain (Loss) Recognized in Other Comprehensive Income Three Months Ended September 30,		Loss Reclassified from Accumulated OCI into Income Three Months Ended September 30,
Type	2011	2010	Classification	2011	2010
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$—	$97		$—	$—
Forward foreign currency contracts	446	(122)	Cost of sales	—	(39)
Total	$446	$(25)		$—	$(39)

As of September 30, 2011 the Company estimates that it will reclassify into earnings during the next twelve months a loss of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (loss) gain on the Company’s derivative instruments for the three months ended September 30, 2011 and 2010 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on Income at September 30,
Type	Classification	2011	2010
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(425)	$386

8.            LITIGATION:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the Company’s counsel believes that the Company has valid defenses in these matters, it could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its Condensed Consolidated Financial Statements in any particular period.

9.            FINANCING ARRANGEMENTS:

The table below contains details related to the Company’s debt for the three months ending September 30, 2011 and 2010:

	For the Three Months Ended September 30,
Total Debt	2011	2010
	(Dollars in Thousands)
Balance at June 30,	$313,411	$440,029
Repayment of long-term debt and capital lease obligations	(9,669)	(3,334)
Amortized debt discount	1,183	1,086
Other	(910)	1,888
Balance at September 30,	$304,015	$439,669

In September 2011 the Company entered into an agreement to refinance existing capital leases to a three year term with a contract rate of 4.9 percent.  Capital leases of $20.5 million will be amortized at the historical rate of 9.2 percent.  There was no gain or loss recorded on the refinance. The Company entered into the refinancing to reduce cash interest payments.

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. Upon the July 2009 issuance the notes were convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of September 30, 2011, the conversion rate was 64.9168 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.40 per share of the Company’s common stock).

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

The following table provides equity and debt information for the convertible senior notes:

	September 30,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in Thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(15,069)	(19,653)
Net carrying amount of convertible debt	$157,431	$152,847

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Three Months Ended September 30,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$2,156	$2,156
Interest cost related to amortization of the discount	1,183	1,086
Total interest cost	$3,339	$3,242

10.          INCOME TAXES:

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

During the three months ended September 30, 2011 and 2010, the Company recognized tax expense of $2.7 million and $9.6 million, respectively, with corresponding effective tax rates of 38.7 and 38.1 percent. The effective income tax rate for the three months ended September 30, 2011 increased primarily due to state audit settlements having a greater impact on the quarterly tax rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended September 30, 2011.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months. However, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2007 and after remain open for federal tax audit. The Company’s United States federal income tax returns for the years 2007 through 2009 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2007. However, the Company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

11.          SEGMENT INFORMATION:

As of September 30, 2011, the Company owned, franchised, or held ownership interests in approximately 12,770 worldwide locations. The Company’s locations consisted of 9,470 North American salons (located in the United States, Canada and Puerto Rico), 397 international salons, 97 hair restoration centers and approximately 2,800 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	September 30, 2011	June 30, 2011
	(Dollars in thousands)
North American salons	$873,114	$881,526
International salons	69,541	69,932
Hair restoration centers	305,772	306,005
Unallocated corporate	523,793	548,290
Consolidated	$1,772,220	$1,805,753

	For the Three Months Ended September 30, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$390,164	$24,853	$16,683	$—	$431,700
Product	98,137	8,636	20,144	—	126,917
Royalties and fees	9,556	—	576	—	10,132
	497,857	33,489	37,403	—	568,749
Operating expenses:
Cost of service	223,279	12,690	10,042	—	246,011
Cost of product	48,444	4,579	6,956	—	59,979
Site operating expenses	48,296	2,675	1,484	—	52,455
General and administrative	29,706	2,925	9,273	36,775	78,679
Rent	73,215	8,764	2,271	197	84,447
Depreciation and amortization	17,970	1,306	3,309	11,521	34,106
Total operating expenses	440,910	32,939	33,335	48,493	555,677

Operating income (loss)	56,947	550	4,068	(48,493)	13,072

Other income (expense):
Interest expense	—	—	—	(7,360)	(7,360)
Interest income and other, net	—	—	—	1,316	1,316
Income (loss) before income taxes and equity in income of affiliated companies	$56,947	$550	$4,068	$(54,537)	$7,028

	For the Three Months Ended September 30, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$397,321	$25,363	$16,845	$—	$439,529
Product	100,120	9,695	18,790	—	128,605
Royalties and fees	9,492	—	619	—	10,111
	506,933	35,058	36,254	—	578,245
Operating expenses:
Cost of service	227,297	12,728	9,476	—	249,501
Cost of product	49,733	5,245	6,097	—	61,075
Site operating expenses	46,329	2,190	490	—	49,009
General and administrative	29,878	2,952	8,579	32,665	74,074
Rent	73,618	8,670	2,264	556	85,108
Depreciation and amortization	17,232	1,087	3,143	4,582	26,044
Total operating expenses	444,087	32,872	30,049	37,803	544,811

Operating income (loss)	62,846	2,186	6,205	(37,803)	33,434

Other income (expense):
Interest expense	—	—	—	(8,923)	(8,923)
Interest income and other, net	—	—	—	777	777
Income (loss) before income taxes and equity in income of affiliated companies	$62,846	$2,186	$6,205	$(45,949)	$25,288

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2011 and the related condensed consolidated statements of operations for the three month periods ended September 30, 2011 and 2010 and of cash flows for the three month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2011, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 26, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2011, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of September 30, 2011, we owned, franchised or held ownership interests in approximately 12,770 worldwide locations. Our locations consisted of 9,867 system wide North American and international salons, 97 hair restoration centers and approximately 2,800 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,470 salons, including 1,983 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 397 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 97 North American locations, including 29 franchise locations. As of September 30, 2011, we had approximately 54,000 corporate employees worldwide.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of September 30, 2011, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 102 accredited cosmetology schools with annual revenues of approximately $193 million.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. In March 2011 the Company acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million). As of September 30, 2011, we own approximately 47 percent of the equity interest in Provalliance. Our investment in Provalliance is accounted for under the equity method. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,600 company-owned and franchise salons as of September 30, 2011.

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

• Delivering improved financial performance through undertaking cost savings initiatives in the range of $25.0 to $35.0 million with examples including renegotiated interest rates and a planned reduction in travel costs.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2011.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2012, our outlook for constructed salons is approximately 285 units. In fiscal year 2012, capital expenditures and acquisitions are expected to be approximately $110.0 and $25.0 million, respectively.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to the first fiscal quarter of 2012, we acquired 8,051 salons, net of franchise buybacks. Once customer visitations normalize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2011 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-

insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2011 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2011.

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

As a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011, a $74.1 million impairment charge was recorded for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Promenade salon concept. The estimated fair values of the Hair Restoration Centers reporting unit and Regis salon concept exceeded the respective carrying values by approximately 9.0 and 18.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade, Hair Restoration Centers, and Regis may become impaired in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade and Regis salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2011.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011

•                  Revenues decreased 1.6 percent to $568.7 million and consolidated same-store sales decreased 3.1 percent. The Company experienced a decline in customer visitations and average ticket price.

•                  We acquired six corporate salon locations, of which five were franchise location buybacks. We built 47 corporate locations and closed, converted or relocated 52 locations. Our franchisees constructed 29 locations and closed, converted or relocated seven locations. During the three months ended September 30, 2011, we purchased a 60.0 percent ownership interest in the franchise network, Roosters, consisting of 31 franchise locations.  As of September 30, 2011, we had 7,884 company-owned salon locations, 1,983 franchise salon locations and 97 hair restoration centers (68 company-owned and 29 franchise locations).

•                  The Company recorded $9.4 million in depreciation expense associated with its internally developed POS system.  Of the $9.4 million, there was incremental depreciation expense of $8.7 million ($5.5 million net of tax or $0.10 per diluted share) associated with the adjustment at June 30, 2011 to the useful life.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2011	2010
Service	75.9%	76.0%
Product	22.3	22.2
Royalties and fees	1.8	1.8

Operating expenses:
Cost of service (1)	57.0	56.8
Cost of product (2)	47.3	47.5
Site operating expenses	9.2	8.5
General and administrative	13.8	12.8
Rent	14.8	14.7
Depreciation and amortization	6.0	4.5

Operating income	2.3	5.8

Income before income taxes and equity in income of affiliated companies	1.2	4.4
Net income	1.5	3.2

(1) Computed as a percent of service revenues and excludes depreciation expense.

(2) Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 1.6 percent to $568.7 million during the three months ended September 30, 2011. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Three Months Ended September 30,
	2011	2010
	(Dollars in thousands)
North American salons:
Regis	$104,866	$107,504
MasterCuts	40,459	42,040
SmartStyle	128,484	132,554
Supercuts	83,603	79,323
Promenade	140,445	145,512
Total North American salons	497,857	506,933
International salons	33,489	35,058
Hair restoration centers	37,403	36,254
Consolidated revenues	$568,749	$578,245
Percent change from prior year	(1.6)%	(4.5)%
Salon same-store sales decrease (1)	(3.1)%	(1.5)%

The percent changes in consolidated revenues during the three months ended September 30, 2011 and 2010, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2011	2010
Acquisitions (previous twelve months)	1.3%	0.5%
Organic	(2.0)	(4.0)
Foreign currency	0.7	(0.1)
Closed salons	(1.6)	(0.9)
	(1.6)%	(4.5)%

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

We acquired 85 salons (including 83 franchise salon buybacks) and four hair restoration centers (all of which were franchise buybacks) during the twelve months ended September 30, 2011. The organic decrease was primarily due to consolidated same-store sales decrease of 3.1 percent, partially offset by the construction of 153 company-owned salons during the twelve months ended September 30, 2011. We closed 286 salons (including 49 franchise salons) and one hair restoration center during the twelve months ended September 30, 2011.

During the three months ended September 30, 2011 the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British Pound, and Euro, as compared to the exchange rates for the comparable prior period. The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three months ended September 30, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$431,700	$(7,829)	(1.8)%
2010	439,529	(9,749)	(2.2)

The decrease in service revenues during the three months ended September 30, 2011 was due to same-store service sales decreasing 3.1 percent, which was primarily the result of a decline in same-store customer visits. In addition, average ticket decreased slightly due to a multi-brand haircut sale during the back-to-school season. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

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

Product Revenues.  Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three months ended September 30, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$126,917	$(1,688)	(1.3)%
2010	128,605	(17,548)	(12.0)

The decrease in product revenues during the three months ended September 30, 2011 was due to same-store product sales decreasing 3.2 percent. Product sales were unfavorably impacted in the first half of the quarter as two vendor lines were repackaged. The decrease in product revenues was partially offset by growth due to new and acquired salons during the previous twelve months, and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three months ended September 30, 2011 and 2010 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2011	$10,132	$21	0.2%
2010	10,111	(8)	(0.1)

Total franchise locations open at September 30, 2011 were 2,012, including 29 franchise hair restoration centers, as compared to 2,050, including 33 franchise hair restoration centers, at September 30, 2010. We purchased 83 of our franchise salons and four franchise hair restoration centers during the twelve months ended September 30, 2011. During the three months ended September 30, 2011, we purchased a franchise network, consisting of 31 franchise locations. The increase in royalties and fees was primarily due to franchise same-store sales and the weakening of the United States dollar against the Canadian dollar, partially offset by a reduction in franchise locations as of September 30, 2011 compared to September 30, 2010.

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

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees. The resulting gross margin for the three months ended September 30, 2011 and 2010 was as follows:

	Gross	Margin as % of Service and	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$252,627	45.2%	$(4,931)	(1.9)%	(10)
2010	257,558	45.3	(2,409)	(0.9)	160

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization). Service margin for the three months ended September 30, 2011 and 2010 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$185,689	43.0%	$(4,339)	(2.3)%	(20)
2010	190,028	43.2	(3,281)	(1.7)	20

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2011 was primarily due to an increase in payroll taxes as a result of states increasing unemployment taxes, negative leverage on fixed payroll costs due to negative same-store service sales, and a decrease in higher-margin hair transplants, partially offset by lower commissions as a result of leveraged pay plans for new stylists.

The basis point improvement in service margin as a percent of service revenues during the three months ended September 30, 2010 was primarily due to operational payroll control and a reduction in the cost of supplies used in service.

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three months ended September 30, 2011 and 2010 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$66,938	52.7%	$(592)	(0.9)%	20
2010	67,530	52.5	872	1.3	690

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in product margin as a percent of product revenues during the three months ended September 30, 2011 was due to a reduction in commissions paid to new employees on retail product sales in our North American segment and improved product margins in our International segment due to the prior year comparable period including promotions of lower profit margin appliances. Partially offsetting the basis point improvement was an increase in the cost of hair systems in our Hair Restoration Centers segment.

The basis point decrease in product margin as a percent of product revenues during the three months ended September 30, 2010 was due to a planned increase in sales of slightly lower profit margin appliances in our International segment, partially offset by the continued reduction in commissions paid to new employees on retail product sales.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2011 and 2010 were as follows:

	Site	Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$52,455	9.2%	$3,446	7.0%	70
2010	49,009	8.5	(3,667)	(7.0)	(20)

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to planned increases in advertising expense related to promotional activity to increase customer trial and charges for salon internet connectivity.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2010 was primarily due to prior year comparable period included $3.6 million of expense related to two legal claims on customer and employee matters. Offsetting the basis point improvement was negative leverage from negative same-store sales.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three months ended September 30, 2011 and 2010 were as follows:

		Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$78,679	13.8%	$4,605	6.2%	100
2010	74,074	12.8	1,514	2.1	80

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to incremental costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2010 was due to the timing of certain advertising expenditures and negative leverage from the decrease in same-store sales.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2011 and 2010, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$84,447	14.8%	$(661)	(0.8)%	10
2010	85,108	14.7	(717)	(0.8)	50

(1) Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2011 was due to negative leverage in this fixed cost category due to negative same-stores sales.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2010 was primarily due to negative leverage in this fixed cost category due to negative same-stores sales. Partially offsetting the basis point increase was savings achieved from our recent store closure initiatives.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2011 and 2010 was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$34,106	6.0%	$8,062	31.0%	150
2010	26,044	4.5	(1,147)	(4.2)	—

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three months ended September 30, 2011 increased primarily due to accelerated depreciation expense resulting from a June 30, 2011 adjustment to the useful life of the Company’s internally developed point-of-sale (POS) system. The Company expects to fully depreciate the net balance of the existing POS system, approximately $9.4 million at September 30, 2011, during the three months ended December 31, 2011.

D&A as a percent of consolidated revenues during the three months ended September 30, 2010 was consistent with the twelve months ended September 30, 2009 as the negative leverage from the decrease in same-store sales was offset by a decrease in depreciation expense due to a reduction in salon construction.

Interest

Interest expense for the three months ended September 30, 2011and 2010 was as follows:

		Expense as% of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$7,360	1.3%	$(1,563)	(17.5)%	(20)
2010	8,923	1.5	(18,393)	(67.3)	(300)

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to decreased debt levels as compared to the three months ended September 30, 2010.

The basis point improvement in interest expense as a percent of consolidated revenues during the three months ended September 30, 2010 was due to the prior year comparable period including $18.0 million of make-whole payments including $5.2 million of interest rate settlement and other fees associated with the prepayment of private placement debt.

Interest Income and Other, net

Interest income and other, net for the three months ended September 30, 2011 and 2010 was as follows:

		Income as% of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$1,316	0.2%	$539	69.4%	10
2010	777	0.1	(1,455)	(65.2)	(30)

(1)          Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to the foreign currency impact in the current year related to the Company’s investment in MY Style, partially offset by lower fees received for warehousing services provided to the purchaser of Trade Secret as compared to the three months ended September 30, 2010.

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

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2011 and 2010 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	Increase (Decrease)
2011	38.7%	60
2010	38.1	(1,290)

(1)          Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2011 was due primarily to state audit settlements having a greater impact on the quarterly tax rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

The basis point decrease in our overall effective income tax rate for the three months ended September 30, 2010 was due primarily to the comparable prior period including an adjustment to correct deferred income tax balances.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliated companies represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments. Equity in income of affiliated companies for the three months ended September 30, 2011 and 2010 was as follows:

	Equity in	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Income	Dollar	Percentage
	(Dollars in thousands)
2011	$4,032	$1,353	50.5%
2010	2,679	(378)	(12.4)

The increase in equity in income of affiliated companies during the three months ended September 30, 2011 was a result of an increase in the Company’s share of Provalliance’s net income over the comparable prior period due to the Company’s 16.7 percent increase in ownership in March 2011.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. During the three months ended September 30, 2011, foreign currency translation had a favorable impact on consolidated revenues due to the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro, as compared to the exchange rates for the comparable prior period. During the three months ended September 30, 2010, foreign currency translation had an unfavorable impact on consolidated revenues due to the strengthening of the United States dollar against the British Pound and Euro, partially offset by the weakening of the United States dollar against the Canadian dollar, as compared to the exchange rates for the comparable prior period.

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Canadian dollar	$2,549	$1,868	$399	$268
British pound	1,374	(2,075)	14	(121)
Euro	183	(235)	38	83
Total	$4,106	$(442)	$451	$230

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. Total North American salon revenues for the three months ended September 30, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2011	$497,857	$(9,076)	(1.8)%	(3.0)%
2010	506,933	(24,845)	(4.7)	(1.7)

The percentage decreases during the three months ended September 30, 2011 and 2010 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2011	2010
Acquisitions (previous twelve months)	1.4%	0.6%
Organic	(2.0)	(5.1)
Foreign currency	0.5	0.3
Closed salons	(1.7)	(0.5)
	(1.8)%	(4.7)%

We acquired 85 North American salons during the twelve months ended September 30, 2011, including 83 franchise buybacks. In addition, we closed 221 North American salons during the twelve months ended September 30, 2011. The organic decrease was the result of same-store sales decrease of 3.0 percent for the three months ended September 30, 2011 due to a decline in same-store customer visits and average ticket. The foreign currency impact during the three months ended September 30, 2010 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

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

North American Salon Operating Income.  Operating income for the North American salons for the three months ended September 30, 2011 and 2010 was as follows:

	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$56,947	11.4%	$(5,899)	(9.4)%	(100)
2010	62,846	12.4	227	0.4	60

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2011 was primarily due to $1.2 million of accelerated depreciation expense recorded as a result of an adjustment at June 30, 2011 to the useful life of the Company’s internally developed point-of-sale system, a planned increase in advertising expense related to promotional activity to increase customer trial and negative leverage in fixed cost categories due to negative same-store sales.

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

International Salons

International Salon Revenues. Total international salon revenues for the three months ended September 30, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2011	$33,489	$(1,569)	(4.5)%	(9.4)%
2010	35,058	(3,741)	(9.6)	(1.9)

The percentage decreases during the three months ended September 30, 2011 and 2010 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2011	2010
Acquisitions (previous twelve months)	—%	—%
Organic	(6.8)	3.8
Foreign currency	4.5	(6.0)
Closed salons	(2.2)	(7.4)
	(4.5)%	(9.6)%

We did not acquire any international salons during the twelve months ended September 30, 2011. The decrease in organic was due to the same-store sales decrease of 9.4 percent as the retail environment in the United Kingdom remains challenging. The foreign currency impact during the three months ended September 30, 2011 was driven by the weakening of the United States dollar against the British pound and Euro as compared to the comparable prior period. We closed 16 company-owned salons during the twelve months ended September 30, 2011.

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

International Salon Operating Income.  Operating income for the international salons for the three months ended September 30, 2011 and 2010 was as follows:

	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$550	1.6%	$(1,636)	(74.8)%	(460)
2010	2,186	6.2	3,315	393.6	910

(1)          Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2011 was primarily due to negative leverage on fixed payroll costs due to decreased same-store sales and the timing of expenses incurred for an annual marketing event held by our Sassoon salons.

The basis point improvement in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2010 was primarily due to $3.6 million of lease termination costs recognized during the three months ended September 30, 2009 associated with the Company’s planned closure of up to 80 underperforming United Kingdom salons.

Hair Restoration Centers

Hair Restoration Revenues. Total hair restoration revenues for the three months ended September 30, 2011 and 2010 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
2011	$37,403	$1,149	3.2%	1.3%
2010	36,254	1,281	3.7	1.5

The percentage increases during the three months ended September 30, 2011 and 2010 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2011	2010
Acquisitions (previous twelve months)	1.8%	—%
Organic	1.5	2.8
Franchise revenues	(0.1)	0.9
	3.2%	3.7%

We acquired four hair restoration centers during the twelve months ended September 30, 2011, all of which were franchise buybacks. The increase in organic was due to the same-store sales increase of 1.3 percent during the three months ended September 30, 2011.

We did not acquire any hair restoration centers during the twelve months ended September 30, 2010. The increase in organic was primarily due to the same-store sales increase of 1.5 percent during the three months ended September 30, 2010.

Hair Restoration Operating Income.  Operating income for our hair restoration centers for the three months ended September 30, 2011 and 2010 was as follows:

	Operating	Operating Income as % of	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2011	$4,068	10.9%	$(2,137)	(34.4)%	(620)
2010	6,205	17.1	618	11.1	110

(1)          Represents the basis point change in hair restoration operating income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended September 30, 2011 was primarily due to a decrease in higher-margin services, an increase in the cost of hair systems, and the prior year comparable period including a favorable ruling on a state sales tax issue.

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

Unallocated Corporate

Unallocated Corporate Operating Loss.    Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

	Operating	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Loss	Dollar	Percentage
	(Dollars in thousands)
2011	$(48,493)	$10,690	28.3%
2010	(37,803)	(1,017)	(2.6)

The increase in unallocated corporate operating loss during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was primarily due to $7.4 million of accelerated depreciation expense recorded as a result of an adjustment at June 30, 2011 to the useful life of the Company’s internally developed point-of-sale system, incremental costs associated with the Company’s senior management restructuring, and professional fees as a result of the contested proxy.

The decrease in unallocated corporate operating loss during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was primarily due to a decrease in distribution costs from an agreement with the purchaser of Trade Secret.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point Decrease (1)
September 30, 2011	23.0%	(30)
June 30, 2011	23.3	(700)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The improvement in the debt to capitalization ratio as of September 30, 2011 compared to June 30, 2011 was primarily due to decreased debt levels stemming from the repayments of debt and foreign currency translation during the three months ended September 30, 2011.

The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011 and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

Total assets at September 30, 2011 and June 30, 2011 were as follows:

	September 30,	June 30,	$ Decrease Over	% Decrease Over
	2011	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,772,220	$1,805,753	$(33,533)	(1.9)%

(1)          Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2011, total assets decreased primarily due to the accelerated depreciation expense recorded as a result of an adjustment at June 30, 2011 to the useful life of the Company’s internally developed POS system, a decrease in capital expenditures to an amount less than depreciation expense for the three months ended September 30, 2011, and the impact of foreign currency translation on our investment in Provalliance.

Total shareholders’ equity at September 30, 2011 and June 30, 2011 was as follows:

	September 30,	June 30,	$ Decrease Over	% Decrease Over
	2011	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$1,020,469	$1,032,619	$(12,150)	(1.2)%

(1)             Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2011, equity decreased as a result of foreign currency translation, partially offset by net income recorded for the period.

Cash Flows

Operating Activities

Net cash provided by operating activities was $13.5 and $64.2 million during the three months ended September 30, 2011 and 2010, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2011	2010
	(Dollars in thousands)
Net income	$8,337	$18,320
Depreciation and amortization	34,106	26,044
Equity in income of affiliated companies	(4,032)	(2,679)
Dividends received from affiliated companies	270	1,452
Deferred income taxes	(2,800)	(6)
Receivables	(907)	(267)
Inventories	(23,612)	(7,343)
Income tax receivable	4,260	28,373
Other current assets	1,806	1,748
Other assets	509	(3,095)
Accounts payable and accrued expenses	3,470	(7,688)
Other noncurrent liabilities	(11,528)	4,562
Other	3,576	4,763
	$13,455	$64,184

During the three months ended September 30, 2011, cash provided by operating activities was lower than the corresponding period of the prior fiscal year due to increased inventory levels in preparation for the holiday season along with additional purchases of inventory as a result of discounts offered by suppliers and the income tax refunds received in the prior year comparable period.

Investing Activities

Net cash used in investing activities was $17.2 and $19.9 million during the three months ended September 30, 2011 and 2010, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2011	2010
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(8,247)	$(12,345)
Capital expenditures for the corporate office (including all technology-related expenditures)	(4,172)	(2,299)
Capital expenditures for new salon construction	(4,408)	(1,363)
Proceeds from sale of assets	369	15
Business and salon acquisitions	(2,077)	(3,861)
Proceeds from loans and investments	1,290	15,000
Disbursements for loans and investments	—	(15,000)
	$(17,245)	$(19,853)

Cash was used in investing activities during the three months ended September 30, 2011 and 2010 primarily for capital expenditures and acquisitions.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2011		For the Three Months Ended September 30, 2010
	Constructed	Acquired	Constructed	Acquired
Regis Salons	2	—	4	9
MasterCuts	4	—	2	—
SmartStyle	16	—	19	—
Supercuts	13	1	5	—
Promenade	10	—	8	17
International	2	—	2	—
	47	1	40	26

Financing Activities

Net cash used in financing activities was $13.2 and $5.6 million during the three months ended September 30, 2011 and 2010, respectively, was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2011	2010
	(Dollars in thousands)
Repayments of long-term debt	$(9,669)	$(3,334)
Proceeds from the issuance of common stock	—	59
Excess tax benefits from stock-based compensation plans	—	3
Dividend paid	(3,494)	(2,297)
Other	—	3
	$(13,163)	$(5,566)

During the three months ended September 30, 2011 and 2010, cash was used in financing activities for repayments on long-term debt and dividends.

Acquisitions

Acquisitions during the three months ended September 30, 2011 consisted of six acquired corporate salons. On July 1, 2011, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters), consisting of 31 franchise salons. Acquisitions during the three months ended September 30, 2010 consisted of 26 acquired corporate salons.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses. In connection with the sale of Trade Secret, the Company maintains a guarantee of approximately 30 salons operated by the purchaser of Trade Secret.

Financing

Financing activities are discussed above and derivative activities are discussed in Item 3, “Quantitative and Qualitative Disclosures about Market Risk.” There were no other significant financing activities during the three months ended September 30, 2011.

We believe that cash generated from operations and amounts available under our existing debt facilities will be sufficient to fund anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future.

We are in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2011.

Dividends

We paid dividends of $0.06 and $0.04 per share during the three months ended September 30, 2011 and 2010, respectively. On October 27, 2011, our Board of Directors declared a $0.06 per share quarterly dividend payable November 24, 2011 to shareholders of record on November 10, 2011.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue target is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company is currently assessing the amount of fixed and variable rate debt. The Company had outstanding fixed rate debt balances of $304.0 and $313.4 million at September 30, 2011 and June 30, 2011, respectively, considering the effect of interest rate swaps.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2011 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2011.

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

With the participation of management, the Company’s president and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended September 30, 2011. Based upon this evaluation, the president and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three months ended September 30, 2011 declined 3.1 percent compared to the three months ended September 30, 2010. We impaired $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011 and $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Promenade, Regis, and Hair Restoration Centers.

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

With approximately 12,770 locations and 54,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Our share of our investment’s goodwill balances as of June 30, 2011 is $102.1 million

We are subject to default risk on our accounts and notes receivable.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2011.

Item 4.  Reserved

Item 6. Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	President of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.
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

REGIS CORPORATION

Date: November 9, 2011	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer