Form 10-Q
period 2011-12-31
REGIS CORP
filed 2012-02-06
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 25, 2012:

Common Stock, $.05 par value	57,628,069
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
As Of December 31, 2011 and June 30, 2011

(In thousands, except share data)

	December 31, 2011	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$83,099	$96,263
Receivables, net	31,944	27,149
Inventories	170,551	150,804
Deferred income taxes	15,082	17,887
Income tax receivable	17,322	22,341
Other current assets	29,681	32,118
Total current assets	347,679	346,562

Property and equipment, net	327,381	347,811
Goodwill	604,097	680,512
Other intangibles, net	106,411	111,328
Investment in and loans to affiliates	251,573	261,140
Other assets	59,820	58,400

Total assets	$1,696,961	$1,805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,999	$32,252
Accounts payable	52,541	55,107
Accrued expenses	175,105	167,321
Total current liabilities	256,645	254,680

Long-term debt and capital lease obligations	263,882	281,159
Other noncurrent liabilities	216,077	237,295
Total liabilities	736,604	773,134
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,650,228 and 57,710,811 common shares at December 31, 2011 and June 30, 2011, respectively	2,883	2,886
Additional paid-in capital	345,827	341,190
Accumulated other comprehensive income	55,661	77,946
Retained earnings	555,986	610,597

Total shareholders’ equity	960,357	1,032,619

Total liabilities and shareholders’ equity	$1,696,961	$1,805,753

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Revenues:
Service	$421,299	$430,939
Product	132,208	133,824
Royalties and fees	9,771	9,609
	563,278	574,372
Operating expenses:
Cost of service	242,341	249,705
Cost of product	63,469	63,926
Site operating expenses	48,425	50,597
General and administrative	75,066	75,848
Rent	85,473	85,235
Depreciation and amortization	31,695	26,197
Goodwill impairment	78,426	—
Total operating expenses	624,895	551,508

Operating (loss) income	(61,617)	22,864

Other income (expense):
Interest expense	(7,203)	(8,738)
Interest income and other, net	2,659	2,604

(Loss) income before income taxes and equity in income of affiliated companies	(66,161)	16,730

Income taxes	3,453	(5,345)
Equity in income of affiliated companies, net of income taxes	5,281	3,120

Net (loss) income	$(57,427)	$14,505

Net (loss) income per share:
Basic	$(1.01)	$0.26
Diluted	$(1.01)	$0.24

Weighted average common and common equivalent shares outstanding:
Basic	56,857	56,684
Diluted	56,857	68,136

Cash dividends declared per common share	$0.06	$0.04

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Six Months Ended December 31, 2011 and 2010

(In thousands, except per share data)

	2011	2010
Revenues:
Service	$852,999	$870,468
Product	259,125	262,429
Royalties and fees	19,903	19,720
	1,132,027	1,152,617
Operating expenses:
Cost of service	488,352	499,206
Cost of product	123,448	125,001
Site operating expenses	100,880	99,606
General and administrative	153,745	149,922
Rent	169,920	170,343
Depreciation and amortization	65,801	52,241
Goodwill impairment	78,426	—
Total operating expenses	1,180,572	1,096,319

Operating (loss) income	(48,545)	56,298

Other income (expense):
Interest expense	(14,563)	(17,661)
Interest income and other, net	3,975	3,381

(Loss) income before income taxes and equity in income of affiliated companies	(59,133)	42,018

Income taxes	730	(14,992)
Equity in income of affiliated companies, net of income taxes	9,313	5,799

Net (loss) income	$(49,090)	$32,825

Net (loss) income per share:
Basic	$(0.86)	$0.58
Diluted	$(0.86)	$0.54

Weighted average common and common equivalent shares outstanding:
Basic	56,853	56,657
Diluted	56,853	68,053

Cash dividends declared per common share	$0.12	$0.08

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2011 and 2010

(In thousands)

	2011	2010
Cash flows from operating activities:
Net (loss) income	$(49,090)	$32,825
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	60,894	47,354
Amortization	4,907	4,887
Equity in income of affiliated companies	(9,313)	(5,799)
Dividends received from affiliated companies	606	5,853
Deferred income taxes	(7,245)	628
Goodwill impairment	78,426	—
Excess tax benefits from stock-based compensation plans	—	(67)
Stock-based compensation	4,649	5,004
Amortization of debt discount and financing costs	3,279	3,188
Other noncash items affecting earnings	(306)	693
Changes in operating assets and liabilities (1):
Receivables	(4,861)	(4,592)
Inventories	(20,382)	(5,627)
Income tax receivable	4,996	21,575
Other current assets	2,662	6,672
Other assets	(2,708)	(7,899)
Accounts payable	(2,900)	(4,123)
Accrued expenses	8,076	(6,439)
Other noncurrent liabilities	(9,743)	8,700
Net cash provided by operating activities	61,947	102,833

Cash flows from investing activities:
Capital expenditures	(42,979)	(30,663)
Proceeds from sale of assets	371	19
Asset acquisitions, net of cash acquired and certain obligations assumed	(2,225)	(8,106)
Proceeds from loans and investments	1,956	15,000
Disbursements for loans and investments	—	(15,000)
Net cash used in investing activities	(42,877)	(38,750)

Cash flows from financing activities:
Borrowings on revolving credit facilities	222,000	—
Payments on revolving credit facilities	(222,000)	—
Repayments of long-term debt and capital lease obligations	(21,990)	(42,592)
Excess tax benefits from stock-based compensation plans	—	67
Proceeds from issuance of common stock	—	691
Dividends paid	(6,952)	(4,599)
Net cash used in financing activities	(28,942)	(46,433)

Effect of exchange rate changes on cash and cash equivalents	(3,292)	4,769

(Decrease) increase in cash and cash equivalents	(13,164)	22,419

Cash and cash equivalents:
Beginning of period	96,263	151,871
End of period	$83,099	$174,290

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2011 and for the three and six months ended December 31, 2011 and 2010, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2011 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of December 31, 2011 and for the three and six month periods ended December 31, 2011 and 2010 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated February 6, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Consolidation:

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities’ operations.

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 2000 Stock Option Plan (2000 Plan), although the Plan terminated in 2010. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock options and SARs have a maximum term of ten years. The stock-based awards, other than the RSUs, generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of grant. The RSUs cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Unvested awards are subject to forfeiture in the event of termination of employment. The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement of eligible recipients. The Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

Total compensation cost for stock-based payment arrangements totaled $2.2 and $2.6 million for the three months ended December 31, 2011 and 2010, respectively, and $4.6 and $5.0 million for the six months ended December 31, 2011 and 2010, respectively.

Stock options outstanding, weighted average exercise price and weighted average fair values as of December 31, 2011 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2011	838	$31.48
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	26.86
Outstanding at September 30, 2011	826	$31.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(16)	32.42
Outstanding at December 31, 2011	810	$31.53
Exercisable at December 31, 2011	649	$33.29

Outstanding options of 810,388 at December 31, 2011 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 4.2 years.  Exercisable options of 648,628 at December 31, 2011 had an intrinsic value of zero and a weighted average remaining contractual term of 3.4 years.  Of the outstanding and unvested options and due to estimated forfeitures, 140,007 are expected to vest with a $25.23 per share weighted average grant price, a weighted average remaining contractual life of 7.0 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

The table below contains a rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2011	1,077	$23.48	1,087	$25.54
Granted	20	13.59	—	—
Vested/Exercised	2	22.32	—	—
Forfeited or expired	(26)	19.39	(57)	27.45
Balance, September 30, 2011	1,073	$23.39	1,030	$25.43
Granted	—	—	—	—
Vested/Exercised	3	19.07	—	—
Forfeited or expired	(70)	18.88	(31)	25.41
Balance, December 31, 2011	1,006	$23.69	999	$25.44

Outstanding and unvested RSAs of 791,248 at December 31, 2011 had an intrinsic value of $13.1 million and a weighted average remaining vesting term of 1.6 years.  Due to estimated forfeitures, 745,796 are expected to vest with a total intrinsic value of $12.3 million.

Outstanding and unvested RSUs of 215,000 at December 31, 2011 had an intrinsic value of $3.6 million and a weighted average remaining vesting term of 0.2 years.  All unvested RSUs are expected to vest in fiscal year 2012.

Outstanding SARs of 998,700 at December 31, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 6.3 years.  Exercisable SARs of 546,850 at December 31, 2011 had a total intrinsic value of zero and a weighted average remaining contractual term of 5.2 years.  Of the outstanding and unvested rights and due to estimated forfeitures, 389,228 are expected to vest with a $20.32 per share weighted average grant price, a weighted average remaining contractual life of 7.1 years and a total intrinsic value of zero.

During fiscal year 2011, the Company accelerated the vesting of 68,390 unvested RSAs held by the Company’s Chief Executive Officer and the Company’s Executive Vice President, Fashion and Education. Under the terms of the modifications, any unvested RSAs granted to the Chief Executive Officer and the Executive Vice President, Fashion and Education fully vest on their last days of employment, which is expected to be February 8, 2012 and June 30, 2012, respectively. As a result of the modifications, the Company recognized an incremental compensation cost of $0.1 million during the three and six months ended December 31, 2011.

During the three and six months ended December 31, 2011 total cash received from the exercise of share-based instruments was zero. During the three and six months ended December 31, 2010 total cash received from the exercise of share-based instruments was $0.6 and $0.7 million, respectively. As of December 31, 2011, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $14.1 million.  The related weighted average period over which such cost is expected to be recognized was approximately 2.9 years as of December 31, 2011.

The total intrinsic value of all stock-based compensation that was exercised or vested during the three and six months ended December 31, 2011 was zero and less than $0.1 million, respectively.  The total intrinsic value of all stock-based compensation that was exercised or vested during each of the three and six month periods ended December 31, 2010 was $0.5 million.

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

As previously disclosed, the Company concluded that it was reasonably likely that goodwill for the Hair Restoration Centers reporting unit might become impaired in future periods. During the three months ended December 31, 2011 the Company updated the projections used in the fiscal 2011 annual impairment test to reflect the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs. The Company determined there was a triggering event as it was more likely than not that the fair value of the Hair Restoration Centers was below carrying value and performed an interim impairment test of goodwill during the three months ended December 31, 2011. There were no triggering events relative to the Company’s other reporting units.

As a result of the Company’s interim impairment test of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit.  After the impairment charge the Hair Restoration Centers reporting unit had $74.4 million of goodwill as of December 31, 2011. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the three and six months ended December 31, 2011 within Note 10 to the Condensed Consolidated Financial Statements.

As of June 30, 2011, the estimated fair value of the Regis salon concept reporting unit exceeded the carrying value by approximately 18.0 percent. Excluding Regis, Hair Restoration Centers for which the Company performed an interim impairment test of goodwill during the three months ended December 31, 2011 and Promenade for which the Company recorded a $74.1 million impairment charge as a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011, the respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2011. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade, Hair Restoration Centers, and Regis may experience additional impairment in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade and Regis salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of December 31, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

A summary of the Company’s goodwill balance as of December 31, 2011 and June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of December 31, 2011	As of June 30, 2011
	(Dollars in thousands)
Regis	$103,581	$103,761
MasterCuts	4,652	4,652
SmartStyle	48,529	48,916
Supercuts	129,540	129,477
Promenade	243,428	240,910
Total North America Salons	529,730	527,716
Hair Restoration Centers	74,367	152,796
Total	$604,097	$680,512

See Note 4 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

Property and Equipment:

Historically, because of the Company’s large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative that has a system that meets current and enhanced functionality requirements and will cost less to implement and support. At June 30, 2011, the Company reassessed and adjusted the remaining useful life of the Company’s capitalized POS software to six months as locations using the Company’s existing POS information system move to a third party POS alternative by December 31, 2011. Based on the results of the implementation of the third party POS alternative during the three months ended December 31, 2011, the Company reassessed and extended the useful life of the Company’s capitalized POS software by three months. Depreciation expense related to the existing POS information system totaled $7.0 and $16.3 million during the three and six months ended December 31, 2011, respectively, including $6.3 million ($4.0 million net of tax or $0.07 per diluted share) and $15.0 million ($9.5 million net of tax or $0.17 per diluted share), respectively, of accelerated depreciation related to the change in useful life. The Company expects to fully depreciate the net balance of the existing POS information system, approximately $2.0 million at December 31, 2011, during the three months ended March 31, 2012.

Due to the Company’s plan to replace the POS information system, the Company reviewed the capitalized software carrying value for impairment at December 31, 2011. As a result of the Company’s long-lived asset impairment testing at December 31, 2011 for this applicable grouping of assets, no impairment charges were recorded.

Recent Accounting Standards Adopted by the Company:

Disclosures about Fair Value of Financial Instruments

In January 2010, the Financial Accounting Standards Board (FASB) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires a roll forward of activities, presented separately on a gross basis, on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The Company adopted the new disclosure guidance related to Level 3 fair value measurements, including the disclosure on the roll forward activities, on July 1, 2011.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Testing Goodwill for Impairment

In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the guidance on July 1, 2012 but does not expect it to have a material impact on the Company’s financial position, results of operations or cash flows.

Comprehensive Income

In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company will adopt the guidance on a retrospective basis on July 1, 2012. The guidance will not have a material impact on the Company’s financial position, results of operations or cash flows. However, it will require changing the Company’s presentation and disclosure of comprehensive income.

Fair Value Measurement

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company will adopt the guidance on January 1, 2012 but does not expect it to have a material impact on the Company’s consolidated financial position, results of operations, cash flows or disclosures.

2.                                     SHAREHOLDERS’ EQUITY:

Net (Loss) Income Per Share:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company’s dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2011	2010	2011	2010
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,857	56,684	56,853	56,657
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	294	—	238
Dilutive effect of convertible debt	—	11,158	—	11,158
Weighted average shares for diluted earnings per share	56,857	68,136	56,853	68,053

(1)               For the three and six months ended December 31, 2011, 357 and 306 common stock equivalents of potentially dilutive common stock, respectively, were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended December 31,
	Three Months		Six Months
	2011	2010	2011	2010
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	791	912	791	912
RSUs (1)	215	215	215	215
	1,006	1,127	1,006	1,127
Diluted earnings per share:
Stock options (2)	810	898	810	898
SARs (2)	999	1,076	999	1,076
RSAs (2)	6	109	203	109
Shares issuable upon conversion of debt (2)	11,203	—	11,195	—
	13,018	2,083	13,207	2,083

(1)                   Shares were not vested

(2)                   Shares were anti-dilutive

The following table sets forth a reconciliation of the net (loss) income available to common shareholders and the net (loss) income for diluted earnings per share under the if-converted method:

	For the Periods Ended December 31,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands)
Net (loss) income available to common shareholders	$(57,427)	$14,505	$(49,090)	$32,825
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	2,013	—	4,027
Net (loss) income for diluted earnings per share	$(57,427)	$16,518	$(49,090)	$36,852

Additional Paid-In Capital:

The change in additional paid-in capital during the six months ended December 31, 2011 was due to the following:

(Dollars in thousands)
Balance, June 30, 2011	$341,190
Stock-based compensation	4,649
Vested stock option and stock appreciation rights expirations	(264)
Franchise stock incentive plan	251
Other	1
Balance, December 31, 2011	$345,827

Comprehensive (Loss) Income:

Components of comprehensive (loss) income for the Company include net (loss) income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive (loss) income for the three and six months ended December 31, 2011 and 2010 was as follows:

	For the Periods Ended December 31,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands)		(Dollars in thousands)
Net (loss) income	$(57,427)	$14,505	$(49,090)	$32,825
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges of interest rate exposure, net of taxes	(89)	(31)	357	(95)
Change in cumulative foreign currency translation	(2,089)	2,756	(22,642)	17,552
Total comprehensive (loss) income	$(59,605)	$17,230	$(71,375)	$50,282

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at December 31, 2011 and June 30, 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	December 31, 2011	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$28	$—	$28	$—
Equity call option - Roosters	117	—	—	117

LIABILITIES
Current liabilities
Derivative instruments	$21	$—	$21	$—

Non-current liabilities
Equity put option - Provalliance	$20,443	$—	$—	$20,443
Equity put option - Roosters	161	—	—	161

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2011	Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$212	$—	$212	$—

LIABILITIES
Current liabilities
Derivative instruments	$599	$—	$599	$—

Non-current liabilities
Equity put option - Provalliance	$22,700	$—	$—	$22,700

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three and six months ended December 31, 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis:

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2011	$—	$—	$22,700
Total realized and unrealized losses:
Included in other comprehensive loss	—	—	(1,576)
Issuances	—	161	—
Purchases	117	—	—
Balance at September 30, 2011	$117	$161	$21,124
Total realized and unrealized losses:
Included in other comprehensive loss	—	—	(681)
Balance at December 31, 2011	$117	$161	$20,443

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains:
Included in other comprehensive loss	230	2,514
Balance at September 30, 2010	$3,732	$24,523
Total realized and unrealized gains (losses) including translation:
Included in other comprehensive income	99	(441)
Balance at December 31, 2010	$3,831	$24,082

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments. The Company’s derivative instrument assets and liabilities consist of cash flow hedges represented by forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date that are reviewed by the Company. See breakout by type of contract and reconciliation to the balance sheet line item that the contracts are classified within Note 7 of the Condensed Consolidated Financial Statements.

Equity put option - Provalliance. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. During fiscal year 2011, a portion of the Provalliance Equity Put was settled. See further discussion within Note 5 to the Condensed Consolidated Financial Statements. The Provalliance Equity Put is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At December 31, 2011, the fair value of the Provalliance Equity Put was $20.4 million and is classified within other noncurrent liabilities on the Condensed Consolidated Balance Sheet.

Equity put and call options - Roosters. The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 5 to the Condensed Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At December 31, 2011, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

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

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of December 31, 2011. At December 31, 2011, the estimated fair values and carrying amounts of debt were $315.6 and $292.9 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. The estimated fair values during the three months ended December 31, 2011 were as follows:

	Fair Value	Level 1	Level 2	Level 3	Total Losses
		(Dollars in thousands)
Assets
Goodwill — Hair Restoration Centers	$74,367	$—	$—	$74,367	$(78,426)

During the three months ended December 31, 2011, goodwill of the Hair Restoration Centers reporting unit with a carrying value of $152.8 million was written down to its implied fair value of $74.4 million, resulting in an impairment charge of $78.4 million. See Note 1 to the Condensed Consolidated Financial Statements for further information.

4.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of December 31, 2011 and June 30, 2011:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Gross goodwill at June 30, 2011	$715,219	$41,661	$152,796	$909,676
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)
Net goodwill at June 30, 2011	527,716	—	152,796	680,512
Goodwill acquired (1)	4,966	—	—	4,966
Translation rate adjustments	(2,952)	—	(3)	(2,955)
Goodwill impairment (2)	—	—	(78,426)	(78,426)
Gross goodwill at December 31, 2011	717,233	41,661	152,793	911,687
Accumulated impairment losses	(187,503)	(41,661)	(78,426)	(307,590)
Net goodwill at December 31, 2011	$529,730	$—	$74,367	$604,097

(1)         See Note 5 to the Condensed Consolidated Financial Statements.

(2)         As a result of the Company’s interim impairment test of goodwill during the three months ended December 31, 2011, a $78.4 million impairment charge was recorded for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

The table below presents other intangible assets as of December 31, 2011 and June 30, 2011:

	December 31, 2011			June 30, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,966	$(15,272)	$64,694	$80,310	$(14,329)	$65,981
Customer lists	53,188	(36,888)	16,300	53,188	(34,096)	19,092
Franchise agreements	22,302	(9,261)	13,041	22,221	(8,909)	13,312
Lease intangibles	14,882	(5,510)	9,372	14,948	(5,168)	9,780
Non-compete agreements	206	(99)	107	353	(232)	121
Other	4,385	(1,488)	2,897	4,429	(1,387)	3,042
	$174,929	$(68,518)	$106,411	$175,449	$(64,121)	$111,328

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

	Weighted Average
	Amortization Period
	December 31, 2011	June 30, 2011
	(In years)
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	6	5
Other	22	25
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during each of the three month periods ended December 31, 2011 and 2010, and $4.9 million during each of the six month periods ended December 31, 2011 and 2010.  As of December 31, 2011, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2012 (Remainder: six-month period)	$4,804
2013	9,408
2014	9,195
2015	6,153
2016	3,995

5.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the six months ended December 31, 2011 and 2010, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the six months ended December 31, 2011 and 2010 and the allocation of the purchase prices were as follows:

	For the Six Months Ended December 31,
Allocation of Purchase Prices	2011	2010
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash (net of cash acquired)	$2,225	$8,106
Liabilities assumed or payable	—	154
	$2,225	$8,260
Allocation of the purchase price:
Current assets	$314	$470
Property and equipment	241	2,424
Goodwill	4,966	5,146
Identifiable intangible assets	579	649
Accounts payable and accrued expenses	(1,062)	(356)
Other noncurrent liabilities	(1,313)	(73)
Noncontrolling interest	(1,500)	—
	$2,225	$8,260

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

During the six months ended December 31, 2011 and 2010, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

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

Regis determined that the Company has met the power criterion due to the Company having the authority to direct the activities that most significantly impact Roosters’ economic performance. The Company concluded based on the considerations above that it is the primary beneficiary of Roosters and therefore the financial positions, results of operations, and cash flows of Roosters are consolidated in the Company’s financial statements from the acquisition date. Total assets, total liabilities and total shareholders’ equity of Roosters as of December 31, 2011 were $5.7, $2.1 and $3.6 million, respectively. Net loss attributable to the noncontrolling interest in Roosters was less than $0.1 million for the three and six months ended December 31, 2011, and was recorded within interest income and other, net in the Condensed Consolidated Statement of Operations. Shareholders’ equity attributable to the noncontrolling interest in Roosters was $1.4 million as of December 31, 2011 and was recorded within retained earnings on the Condensed Consolidated Balance Sheet.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of December 31, 2011 and June 30, 2011:

	December 31, 2011	June 30, 2011
	(Dollars in thousands)
Empire Education Group, Inc.	$106,361	$104,540
Provalliance	139,374	149,245
MY Style	676	2,210
Hair Club for Men, Ltd.	5,162	5,145
	$251,573	$261,140

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. EEG operates 105 accredited cosmetology schools.

At December 31, 2011, the Company had a $20.7 million outstanding loan receivable with EEG. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of December 31, 2011 and 2010. The Company reviews the outstanding loan with EEG for changes in circumstances or the occurrence of events that suggest the Company’s loan may not be recoverable. The $20.7 million outstanding loan with EEG as of December 31, 2011 is in good standing with no associated valuation allowance. During the three months ended December 31, 2011 and 2010, the Company recorded $0.1 and $0.2 million, respectively, of interest income related to the loan and revolving credit facility. During the six months ended December 31, 2011 and 2010, the Company recorded $0.3 and $0.4 million, respectively, of interest income related to the loan and revolving credit facility. In addition, the Company received $0.7 million in principal payments on the loan during the three and six months ended, December 31, 2011. The Company has also guaranteed a credit facility of EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the three months ended December 31, 2011 and 2010, the Company recorded $1.5 and $1.7 million, respectively, of equity earnings related to its investment in EEG. During the six months ended December 31, 2011 and 2010, the Company recorded $2.5 and $2.9 million, respectively, of equity earnings related to its investment in EEG. EEG declared and distributed a dividend in December 2010 for which the Company received $4.1 million in cash and recorded tax expense of $0.3 million.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,600 company-owned and franchise salons as of December 31, 2011.

The merger agreement contains a right, Provalliance Equity Put, to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Provalliance for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair value of the Provalliance Equity Put as of January 31, 2008, approximately $24.8 million, has been included as a component of the Company’s investment in Provalliance. A corresponding liability for the same amount as the Provalliance Equity Put was recorded in other noncurrent liabilities. Any changes in the estimated fair value of the Provalliance Equity Put are recorded in the Company’s consolidated statement of operations. There was no change in the fair value of the Provalliance Equity put during the six months ended December 31, 2011 and 2010. Any changes related to foreign currency translation are recorded in accumulated other comprehensive income. The Company recorded a $2.3 million decrease and $2.1 million increase in the Provalliance Equity Put related to foreign currency translation during the six months ended December 31, 2011 and 2010, respectively. See further discussion within Note 3 to the Condensed Consolidated Financial Statements. If the Provalliance Equity Put is exercised, and the Company fails to complete the purchase, the parties exercising the Provalliance Equity Put will be entitled to exercise various remedies against the Company, including the right to purchase the Company’s interest in Provalliance for a purchase price determined based on a discounted multiple of the earnings before interest and taxes of Provalliance for a trailing twelve month period. The merger agreement also contains an option, Provalliance Equity Call, whereby the Company can acquire additional ownership interest in Provalliance between specific dates in 2018 to 2020 at an acquisition price determined consistent with the Provalliance Equity Put.

In December 2010, a portion of the Provalliance Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Provalliance Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately €40.4 million), bringing the Company’s total equity interest to 46.7 percent. The Company’s liability under the Provalliance Equity Put to purchase the remainder of the equity interest in Provalliance continues to exist through 2018 and is valued at $20.4 million as of December 31, 2011.

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

The tables below contain details related to the Company’s investment in Provalliance:

Impact on Condensed Consolidated Balance Sheet

		Carrying Value at
	Classification	December 31, 2011	June 30, 2011
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$139,374	$149,245
Equity put option - Provalliance	Other noncurrent liabilities	20,443	22,700

Impact on Condensed Consolidated Statement of Operations

		For the Three Months Ended December 31,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliated companies, net of income taxes	$3,579	$1,676

Impact on Condensed Consolidated Statement of Operations

		For the Six Months Ended December 31,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliated companies, net of income taxes	$6,441	$3,055

Impact on Condensed Consolidated Statement of Cash Flows

		For the Six Months Ended December 31,
	Classification	2011	2010
		(Dollars in thousands)
Equity in income, net of income taxes	Equity in income of affiliated companies, net of income taxes	$(6,441)	$(3,055)
Cash dividends received	Dividends received from affiliated companies	—	1,224

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

Exchangeable Note.  As of December 31, 2011, the principal amount outstanding under the Exchangeable Note is $1.3 million (100,000,000 Yen) and is due in September 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.3 million outstanding Exchangeable Note with Yamano as of December 31, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during the six months ended December 31, 2011 and 2010.

MY Style Note.  As of December 31, 2011, the principal amount outstanding under the MY Style Note is $1.4 million (104,328,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.4 million outstanding note with MY Style as of December 31, 2011 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the six months ended December 31, 2011 and 2010.

As of December 31, 2011, $2.3 and $0.7 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in and loans to affiliates, respectively, representing the Company’s Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction gain (loss) recorded through other income was $0.6 and $(0.1) million during the six months ended December 31, 2011 and 2010, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended December 31, 2011 and 2010 the Company recorded income of $0.4 and $0.1 million, respectively, and received cash dividends of $0.3 and $0.3 million, respectively. During the six months ended December 31, 2011 and 2010 the Company recorded income of $0.6 and $0.2 million, respectively, and received cash dividends of $0.6 and $0.5 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

6.                                     DISCONTINUED OPERATIONS:

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation.

The Company has a formal note receivable agreement with the purchaser of Trade Secret. The Company recorded valuation reserves of $9.0 and $22.2 million during the three months ended March 31, 2011 and June 30, 2011, respectively. The carrying value of the note receivable was fully reserved as of June 30, 2011. As of December 31, 2011, there were no significant changes in the amount or timing of the expected future cash flows of the note receivable with the purchaser of Trade Secret.  The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010, has recorded a valuation allowance of $3.8 million as of December 31, 2011 related to the accrued interest, and will use the cash basis method for recognizing future interest income. The Company did not receive interest payments from the purchaser of Trade Secret during the six months ended December 31, 2011.

Beginning within the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.4 and $0.7 million of other income related to warehouse services during the three months ended December 31, 2011 and 2010, respectively. During the six months ended December 31, 2011 and 2010, the Company recognized $0.9 and $1.4 million, respectively, of other income related to warehouse services.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	December 31, 2011	June 30, 2011
		(Dollars in thousands)
Carrying value:
Warehouse services	Receivables, net	$203	$320
Note receivable, current	Other current assets	5,006	2,607
Note receivable, current valuation allowance	Other current assets	(5,006)	(2,607)
Note receivable, long-term	Other assets	30,026	31,086
Note receivable, long-term valuation allowance	Other assets	(30,026)	(31,086)
Total note receivable, net		$203	$320

The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret’s economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company’s involvement with Trade Secret is the guarantee of approximately 30 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

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

Cash Flow Hedges

As of December 31, 2011, the Company’s cash flow hedges consisted of forward foreign currency contracts.

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

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of December 31, 2011 and June 30, 2011:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	December 31, 2011	June 30, 2011	Classification	December 31, 2011	June 30, 2011
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Forward foreign currency contracts	Other current assets	$—	$—	Other current liabilities	$(21)	$(599)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$28	$212	Other current liabilities	$—	$—
Total		$28	$212		$(21)	$(599)

The table below sets forth the gain (loss) on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet for the six months ended December 31, 2011 and 2010. The table also sets forth the loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the six months ended December 31, 2011 and 2010 within the following line items in the Condensed Consolidated Statement of Operations.

	Gain (Loss) Recognized in Other Comprehensive Income Six Months Ended December 31,		Gain (Loss) Reclassified from Accumulated OCI into Income Six Months Ended December 31,
Type	2011	2010	Classification	2011	2010
	(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$—	$274		$—	$—
Forward foreign currency contracts	357	(321)	Cost of sales	—	(48)
Total	$357	$(47)		$—	$(48)

As of December 31, 2011 the Company estimates that it will reclassify into earnings during the next twelve months a gain of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the gain (loss) on the Company’s derivative instruments for six months ended December 31, 2011 and 2010 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on Income for the Six Months Ended December 31,
Type	Classification	2011	2010
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(184)	$401

8.                                      LITIGATION:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court.  The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions.  Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

9.                                      FINANCING ARRANGEMENTS:

The Company’s long-term debt as of December 31, 2011 and June 30, 2011 consisted of the following:

		Interest rate percentage		Amounts outstanding
	Maturity Dates	December 31, 2011	June 30, 2011	December 31, 2011	June 30, 2011
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013 - 2018	6.69 - 8.50%	6.69 - 8.50%	$115,714	$133,571
Convertible senior notes	2015	5.00	5.00	158,639	156,248
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.78	8.80 - 9.14	17,803	22,273
Other notes payable	2012 - 2013	5.75 - 8.00	5.75 - 8.00	725	1,319
				292,881	313,411
Less current portion				(28,999)	(32,252)
Long-term portion				$263,882	$281,159

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. The Company was in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2011.

The table below contains details related to the Company’s financing arrangements during the six months ended December 31, 2011 and 2010:

	For the Six Months Ended December 31,
Total Debt	2011	2010
	(Dollars in Thousands)
Balance at June 30,	$313,411	$440,029
Repayment of long-term debt and capital lease obligations	(9,669)	(3,334)
Amortized debt discount	1,183	1,086
Other	(910)	1,888
Balance at September 30,	$304,015	$439,669
Repayment of long-term debt and capital lease obligations	(12,321)	(39,258)
Amortized debt discount	1,208	1,110
Other	(21)	2,624
Balance at December 31,	$292,881	$404,145

Private Shelf Agreement

At December 31, 2011 and June 30, 2011, the Company had $115.7 and $133.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company’s long-term debt at December 31, 2011 and June 30, 2011. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest will be payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. Upon the July 2009 issuance the notes were convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of December 31, 2011, the conversion rate was 64.9954 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.39 per share of the Company’s common stock).

Holders may convert their notes at their option prior to April 15, 2014 if the Company’s stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date for the notes.

The Company has the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option is indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount. The allocation was based on measuring the fair value of the convertible senior notes using a discounted cash flow analysis. The discount rate was based on an estimated credit rating for the Company. The estimated fair value of the convertible senior notes was $147.8 million, and the resulting $24.7 million debt discount will be amortized over the period the convertible senior notes are expected to be outstanding, which is five years, as additional non-cash interest expense. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9 percent.

The following table provides equity and debt information for the convertible senior notes:

	As of December 31,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(13,861)	(18,544)
Net carrying amount of convertible debt	$158,639	$153,956

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Six Months Ended December 31,
Convertible Senior Notes Due 2014	2011	2010
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$4,313	$4,313
Interest cost related to amortization of the discount	2,391	2,196
Total interest cost	$6,704	$6,509

Revolving Credit Facility

As of December 31, 2011 and June 30, 2011, the Company had no outstanding borrowings under its revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.0 million at December 31, 2011 and June 30, 2011, primarily related to its self-insurance program. Unused available credit under the facility at December 31, 2011 and June 30, 2011 was $374.0 million. The facility expires in June 2016.

Equipment and Leasehold Notes Payable

The equipment and leasehold notes payable are primarily comprised of capital lease obligations. In September 2011 the Company entered into an agreement to refinance existing capital leases to a three year term with a contract rate of 4.9 percent.  Capital leases of $20.5 million will be amortized at the historical rate of 9.2 percent.  There was no gain or loss recorded on the refinance. The Company entered into the refinancing to reduce cash interest payments.

Other Notes Payable

The Company had $0.7 and $1.3 million in unsecured outstanding notes at December 31, 2011 and June 30, 2011, respectively, related to debt assumed in acquisitions.

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

During the three months ended December 31, 2011, the Company recorded a goodwill impairment charge of $78.4 million, which is only partially deductible for tax purposes. This impairment, when included as a part of the Company’s estimated annual pretax income for the year, resulted in the Company estimating near break-even results for the current fiscal year. When a company estimates nominal profits or losses and has significant non-deductible differences, minor fluctuations in the estimated annual pretax income or loss can result in significant fluctuations of a company’s estimated annual effective tax rate. When calculating its income tax provision for the three months ended December 31, 2011 using the annual effective tax rate method, the Company determined that a $1.0 million increase in estimated annual pretax income would increase the tax provision by approximately $21 million, and a $1.0 million decrease in estimated annual pretax income would decrease the tax provision by approximately $16 million. Based on these significant fluctuations, the Company concluded that it could not meaningfully estimate its annual effective tax rate as projected annual pretax income may fluctuate by $1.0 million or more as part of the Company’s normal earnings projection process. As a result, the Company calculated its tax rate on a year-to-date basis for the three months ended December 31, 2011 rather than utilizing its historical method of calculating an estimated annual effective tax rate. Utilizing the year-to-date method better reflects the tax effect of the events occurring during the quarter and provides more meaningful information as to the effect of income taxes on the Company’s operations. The Company will also use the year-to-date method for the remainder of the year because it used the year-to-date method for the three months ended December 31, 2011.

During the three and six months ended December 31, 2011, the Company recognized tax benefits of $3.5 and $0.7 million, respectively, with corresponding effective tax rates of 5.2 and 1.2 percent utilizing the year-to-date method.  This is compared to tax expense of $5.3 and $15.0 million with corresponding effective tax rates of 31.9 and 35.7 percent in the comparable periods of the prior year utilizing the estimated annual effective tax rate method. The effective income tax rates for the three and six months ended December 31, 2011 are lower than what would normally be expected because a majority of the goodwill impairment charge is not deductible for income tax purposes, resulting in the Company recording less of a tax benefit on the year-to-date loss than would otherwise be expected. The Company did record a benefit during the quarter from a $0.6 million release of state tax reserves. The effective income tax rate for the three and six months ended December 31, 2010 was positively impacted by certain discrete items and a shift in the mix of worldwide income to lower taxing jurisdictions. The shift in the mix of worldwide income decreased the Company’s income tax provision for the three and six months ended December 31, 2010 by $0.7 million and decreased its effective income tax rate by 4.4 and 1.8 percent, respectively.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. Other than the state tax reserve release described above, there were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended December 31, 2011.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months. However, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

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

11.                               SEGMENT INFORMATION:

As of December 31, 2011, the Company owned, franchised, or held ownership interests in approximately 12,800 worldwide locations. The Company’s locations consisted of 9,453 North American salons (located in the United States, Canada and Puerto Rico), 405 international salons, 97 hair restoration centers and approximately 2,820 locations in which the Company maintains an ownership interest.

The Company operates its North American salon operations through five primary concepts: Regis, MasterCuts, SmartStyle, Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

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

Financial information for the Company’s reporting segments is shown in the following tables:

Total Assets by Segment	December 31, 2011	June 30, 2011
	(Dollars in thousands)
North American salons	$864,497	$881,526
International salons	67,866	69,932
Hair restoration centers	230,956	306,005
Unallocated corporate	533,642	548,290
Consolidated	$1,696,961	$1,805,753

	For the Three Months Ended December 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$379,694	$24,331	$17,274	$—	$421,299
Product	103,162	9,738	19,308	—	132,208
Royalties and fees	9,213	—	558	—	9,771
	492,069	34,069	37,140	—	563,278
Operating expenses:
Cost of service	218,547	13,122	10,672	—	242,341
Cost of product	51,753	5,254	6,462	—	63,469
Site operating expenses	44,466	2,359	1,600	—	48,425
General and administrative	28,584	2,956	8,060	35,466	75,066
Rent	73,686	9,060	2,224	503	85,473
Depreciation and amortization	17,692	1,112	3,249	9,642	31,695
Goodwill impairment	—	—	78,426	—	78,426
Total operating expenses	434,728	33,863	110,693	45,611	624,895

Operating income (loss)	57,341	206	(73,553)	(45,611)	(61,617)

Other income (expense):
Interest expense	—	—	—	(7,203)	(7,203)
Interest income and other, net	—	—	—	2,659	2,659
Income (loss) before income taxes and equity in income of affiliated companies	$57,341	$206	$(73,553)	$(50,155)	$(66,161)

	For the Three Months Ended December 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$388,656	$25,634	$16,649	$—	$430,939
Product	103,775	11,443	18,606	—	133,824
Royalties and fees	9,018	—	591	—	9,609
	501,449	37,077	35,846	—	574,372
Operating expenses:
Cost of service	226,739	13,314	9,652	—	249,705
Cost of product	51,622	6,266	6,038	—	63,926
Site operating expenses	46,739	2,593	1,265	—	50,597
General and administrative	32,485	3,259	8,276	31,828	75,848
Rent	73,454	8,903	2,314	564	85,235
Depreciation and amortization	17,423	1,161	3,169	4,444	26,197
Total operating expenses	448,462	35,496	30,714	36,836	551,508

Operating income (loss)	52,987	1,581	5,132	(36,836)	22,864

Other income (expense):
Interest expense	—	—	—	(8,738)	(8,738)
Interest income and other, net	—	—	—	2,604	2,604
Income (loss) before income taxes and equity in income of affiliated companies	$52,987	$1,581	$5,132	$(42,970)	$16,730

	For the Six Months Ended December 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$769,858	$49,184	$33,957	$—	$852,999
Product	201,299	18,374	39,452	—	259,125
Royalties and fees	18,769	—	1,134	—	19,903
	989,926	67,558	74,543	—	1,132,027
Operating expenses:
Cost of service	441,826	25,812	20,714	—	488,352
Cost of product	100,197	9,833	13,418	—	123,448
Site operating expenses	92,762	5,034	3,084	—	100,880
General and administrative	58,290	5,881	17,333	72,241	153,745
Rent	146,901	17,824	4,495	700	169,920
Depreciation and amortization	35,662	2,418	6,558	21,163	65,801
Goodwill impairment	—	—	78,426	—	78,426
Total operating expenses	875,638	66,802	144,028	94,104	1,180,572

Operating income (loss)	114,288	756	(69,485)	(94,104)	(48,545)

Other income (expense):
Interest expense	—	—	—	(14,563)	(14,563)
Interest income and other, net	—	—	—	3,975	3,975
Income (loss) before income taxes and equity in income of affiliated companies	$114,288	$756	$(69,485)	$(104,692)	$(59,133)

	For the Six Months Ended December 31, 2010
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$785,977	$50,997	$33,494	$—	$870,468
Product	203,895	21,138	37,396	—	262,429
Royalties and fees	18,510	—	1,210	—	19,720
	1,008,382	72,135	72,100	—	1,152,617
Operating expenses:
Cost of service	454,036	26,042	19,128	—	499,206
Cost of product	101,355	11,511	12,135	—	125,001
Site operating expenses	93,068	4,783	1,755	—	99,606
General and administrative	62,363	6,211	16,855	64,493	149,922
Rent	147,072	17,573	4,578	1,120	170,343
Depreciation and amortization	34,655	2,248	6,312	9,026	52,241
Total operating expenses	892,549	68,368	60,763	74,639	1,096,319

Operating income (loss)	115,833	3,767	11,337	(74,639)	56,298

Other income (expense):
Interest expense	—	—	—	(17,661)	(17,661)
Interest income and other, net	—	—	—	3,381	3,381
Income (loss) before income taxes and equity in income of affiliated companies	$115,833	$3,767	$11,337	$(88,919)	$42,018

12.                               SUBSEQUENT EVENTS:

In January 2012, Randy L. Pearce informed the Company of his intention to retire as President and as a member of the Board of Directors effective June 30, 2012, the end of the Company’s current fiscal year. As previously disclosed, Paul D. Finkelstein will step down as Chief Executive Officer of the Company in February 2012. The Board of Directors has formed a Search Committee of independent directors to begin the search for a new chief executive officer. In the interim, Mr. Pearce will perform the functions of principal executive officer in his role as President and will continue to perform these functions until a successor has been identified.

During the week ended January 27, 2012, the Company reduced the home office workforce by approximately 120 employees. In connection with the workforce reduction, the Company expects to record severance charges estimated to be in the range of $2.5 to $3.5 million.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2011 and the related condensed consolidated statements of operations for the three and six month periods ended December 31, 2011 and 2010 and the condensed consolidated statement of cash flows for the six month periods ended December 31, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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
February 6, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of December 31, 2011, we owned, franchised or held ownership interests in approximately 12,800 worldwide locations. Our locations consisted of 9,858 system wide North American and international salons, 97 hair restoration centers and approximately 2,820 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,453 salons, including 2,007 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 405 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 97 North American locations, including 29 franchise locations. As of December 31, 2011, we had approximately 54,000 corporate employees worldwide.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of December 31, 2011, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 105 accredited cosmetology schools with annual revenues of approximately $193 million.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. In March 2011 the Company acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million). As of December 31, 2011, we own approximately 47 percent of the equity interest in Provalliance. Our investment in Provalliance is accounted for under the equity method. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,600 company-owned and franchise salons as of December 31, 2011.

Our fiscal year 2012 growth strategy is focused on increasing customer visits by improving the salon experience. We plan to execute our strategy through four focus areas of putting customers and stylists first, leveraging the power of our salon brands, technology and connectivity, and delivering improved financial performance. Initiatives of these four focus areas include:

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

• Delivering improved financial performance through undertaking cost savings initiatives in the range of $35.0 to $40.0 million, including a home office workforce reduction, renegotiated interest rates, and reduced travel costs. Net of investments in our various business initiatives and cost increases in other expense categories, our net cost savings will be approximately $25.0 million.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

We are in compliance with all covenants and other requirements of our financing arrangements as of December 31, 2011.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2012, our outlook for constructed salons is approximately 285 units. In fiscal year 2012, capital expenditures and acquisitions are expected to be approximately $100.0 and in the range of $5.0 to $15.0 million, respectively.

Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Once customer visitations stabilize, we expect we will continue with our historical trend of building several hundred company-owned salons. We anticipate our franchisees will open approximately 100 to 120 salons in fiscal year 2012. Older, unprofitable salons will be closed or relocated. Our long-term outlook for our salon business is annual consolidated low single digit same-store sales increases. We project our annual fiscal year 2012 consolidated same-store sales to be in a range of negative 2.5 percent to negative 3.5 percent.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to the second fiscal quarter of 2012, we acquired 8,051 salons, net of franchise buybacks. Once customer visitations normalize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

During the three months ended December 31, 2011 the Company began reviewing alternatives for non-core assets, including the exploration of a potential sale of the hair restoration business.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2011 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2011 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and six months ended December 31, 2011.

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

As previously disclosed, the Company concluded that it was reasonably likely that goodwill for the Hair Restoration Centers reporting unit might become impaired in future periods. During the three months ended December 31, 2011 the Company updated the projections used in the fiscal 2011 annual impairment test to reflect the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs. The Company determined there was a triggering event as it was more likely than not that the fair value of the Hair Restoration Centers was below carrying value and performed an interim impairment test of goodwill during the three months ended December 31, 2011. There were no triggering events relative to the Company’s other reporting units.

As a result of the Company’s interim impairment testing of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit.  After the impairment charge the Hair Restorations Centers reporting unit had $74.4 million of goodwill as of December 31, 2011. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the three and six months ended December 31, 2011 within Note 10 to the Condensed Consolidated Financial Statements.

As of June 30, 2011, the estimated fair value of the Regis salon concept reporting unit exceeded the carrying value by approximately 18.0 percent. Excluding Regis, Hair Restoration Centers for which the Company performed an interim impairment test of goodwill during the three months ended December 31, 2011 and Promenade for which the Company recorded a $74.1 million impairment charge as a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011, the respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2011. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade, Hair Restoration Centers, and Regis may experience additional impairment in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Promenade and Regis salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of December 31, 2011, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

As the Company performed an impairment test on the Hair Restoration Centers reporting unit goodwill during the three months ended December 31, 2011 and it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods, a summary of the critical assumptions utilized during the interim impairment test of the Hair Restoration Centers reporting unit is outlined below:

Annual revenue growth.  Annual revenue growth is primarily driven by assumed same-store sales rates of approximately positive 1.0 to positive 3.0 percent. Other considerations include anticipated economic conditions and moderate acquisition growth.

Gross margin.  Adjusted for anticipated center closures, new center construction and acquisitions. In addition, estimated future gross margins were adjusted for increasing supply costs.

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

Structure.  A nontaxable structure based on the highest economic value and feasibility of the assumed structure.

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers reporting unit goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$12,000
Same-Store Sales	(1.0)	3,000

A summary of the Company’s goodwill balance as of December 31, 2011 and June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of December 31, 2011	As of June 30, 2011
	(Dollars in thousands)
Regis	$103,581	$103,761
MasterCuts	4,652	4,652
SmartStyle	48,529	48,916
Supercuts	129,540	129,477
Promenade	243,428	240,910
Total North America Salons	529,730	527,716
Hair Restoration Centers	74,367	152,796
Total	$604,097	$680,512

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011

•                  Revenues decreased 1.9 percent to $563.3 million and consolidated same-store sales decreased 3.0 percent. The Company experienced a decline in customer visitations and average ticket price.

•                  We acquired three corporate salon locations, all of which were franchise location buybacks. We built 53 corporate locations and closed, converted or relocated 89 locations. Our franchisees constructed 29 locations and closed, sold back to us, or relocated ten locations. As of December 31, 2011, we had 7,851 company-owned salon locations, 2,007 franchise salon locations and 97 hair restoration centers (68 company-owned and 29 franchise locations).

•                  The Company recorded a $78.4 million non-cash goodwill impairment charge associated with our Hair Restoration Centers reporting unit.

•                  The Company recorded $7.0 million in depreciation expense associated with its internally developed POS system. Of the $7.0 million, there was incremental depreciation expense of $6.3 million ($4.0 million net of tax or $0.07 per diluted share) associated with the adjustment to the useful life.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2011	2010	2011	2010
Service revenues	74.8%	75.0%	75.4%	75.5%
Product revenues	23.5	23.3	22.9	22.8
Franchise royalties and fees	1.7	1.7	1.7	1.7

Operating expenses:
Cost of service (1)	57.5	57.9	57.3	57.3
Cost of product (2)	48.0	47.8	47.6	47.6
Site operating expenses	8.6	8.8	8.9	8.6
General and administrative	13.3	13.2	13.6	13.0
Rent	15.2	14.8	15.0	14.8
Depreciation and amortization	5.6	4.6	5.8	4.5
Goodwill impairment	13.9	—	6.9	—

Operating (loss) income	(10.9)	4.0	(4.3)	4.9

(Loss) income before income taxes and equity in income of affiliated companies	(11.7)	2.9	(5.2)	3.6
Net (loss) income	(10.2)	2.5	(4.3)	2.8

(1)                                 Computed as a percent of service revenues and excludes depreciation expense.

(2)                                 Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 1.9 percent to $563.3 million during the three months ended December 31, 2011 and decreased 1.8 percent to $1,132.0 million during the six months ended December 31, 2011. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Periods Ended December 31,
	Three Months		Six Months
	2011	2010	2011	2010
	(Dollars in thousands)
North American salons:
Regis	$104,629	$108,928	$209,496	$216,433
MasterCuts	40,293	41,295	80,751	83,335
SmartStyle	125,980	129,671	254,464	262,224
Supercuts	85,031	78,310	168,634	157,633
Promenade	136,136	143,245	276,581	288,757
Total North American salons	492,069	501,449	989,926	1,008,382
International salons	34,069	37,077	67,558	72,135
Hair restoration centers	37,140	35,846	74,543	72,100
Consolidated revenues	$563,278	$574,372	$1,132,027	$1,152,617
Percent change from prior year	(1.9)%	(0.2)%	(1.8)%	(2.4)%
Salon same-store sales decrease (1)	(3.0)%	(1.3)%	(3.1)%	(1.4)%

The percent changes in consolidated revenues during the three and six months ended December 31, 2011 and 2010, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	0.9%	1.1%	1.1%	0.8%
Organic	(0.8)	0.0	(1.4)	(1.6)
Foreign currency	0.1	0.1	0.4	0.0
Closed salons	(2.1)	(1.4)	(1.9)	(1.6)
	(1.9)%	(0.2)%	(1.8)%	(2.4)%

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

We acquired 56 salons (including 54 franchise salon buybacks) and three hair restoration centers (all of which were franchise buybacks) during the twelve months ended December 31, 2011. The organic decrease during the three and six months ended December 31, 2011 was primarily due to consolidated same-store sales decreases of 3.0 and 3.1 percent, respectively, partially offset by the construction of 165 company-owned salons and four hair restoration centers during the twelve months ended December 31, 2011. We closed 287 salons (including 34 franchise salons) and one hair restoration center during the twelve months ended December 31, 2011.

During the three and six months ended December 31, 2011, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro, as compared to the exchange rates for the comparable prior periods.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and six months ended December 31, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$421,299	$(9,640)	(2.2)%
2010	430,939	(4,186)	(1.0)
Six Months
2011	$852,999	$(17,469)	(2.0)%
2010	870,468	(13,935)	(1.6)

The decrease in service revenues during the three and six months ended December 31, 2011 was due to same-store service sales decreasing 3.3 and 3.2 percent, respectively, which was primarily as a result of a decline in same-store customer visits and average ticket. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

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

Product Revenues. Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and six months ended December 31, 2011 and 2010 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$132,208	$(1,616)	(1.2)%
2010	133,824	3,153	2.4
Six Months
2011	$259,125	$(3,304)	(1.3)%
2010	262,429	(14,395)	(5.2)

The decrease in product revenues during the three and six months ended December 31, 2011 was primarily due to same-store product sales decreasing 2.2 and 2.7 percent, respectively. Product sales were unfavorably impacted during the six months ended December 31, 2011 as two vendor lines were repackaged in the first fiscal quarter. The decrease in product revenues was partially offset by increased product sales of the Company’s private label lines in our North American segment due to holiday promotional deals, growth due to new and acquired salons during the previous twelve months, and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2011 and 2010 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$9,771	$162	1.7%
2010	9,609	40	0.4
Six Months
2011	$19,903	$183	0.9%
2010	19,720	32	0.2

Total franchise locations open at December 31, 2011 were 2,036, including 29 franchise hair restoration centers, as compared to 2,006, including 32 franchise hair restoration centers, at December 31, 2010. During the six months ended December 31, 2011, we purchased a franchise network, consisting of 31 franchise locations. We purchased 54 of our franchise salons and three franchise hair restoration centers during the twelve months ended December 31, 2011. The increase in royalties and fees was primarily due to same-store sales increases at franchise locations and an increase in new store openings as compared to the corresponding periods of the prior fiscal year.

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

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and six months ended December 31, 2011 and 2010 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$247,697	44.8%	$(3,435)	(1.4)%	30
2010	251,132	44.5	(3,432)	(1.3)	(50)
Six Months
2011	$500,324	45.0%	$(8,366)	(1.6)%	10
2010	508,690	44.9	(5,841)	(1.1)	60

(1)          Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization).  Service margin for the three and six months ended December 31, 2011 and 2010 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$178,958	42.5%	$(2,276)	(1.3)%	40
2010	181,234	42.1	(5,079)	(2.7)	(70)
Six Months
2011	$364,647	42.7%	$(6,615)	(1.8)%	—
2010	371,262	42.7	(8,360)	(2.2)	(20)

(1)          Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in service margin as a percent of service revenues during the three months ended December 31, 2011 was primarily due to increased productivity in our salons, lower commissions as a result of the implementation of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims. Partially offsetting the increase was negative leverage on fixed payroll costs due to negative same-store service sales and an increase in payroll taxes as a result of states increasing unemployment taxes.

Service margin as a percent of service revenues during the six months ended December 31, 2011 was consistent with the comparable prior period. Lower commissions as a result of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims were offset by an increase in payroll taxes as a result of states increasing unemployment taxes and negative leverage on fixed payroll costs due to negative same-store service sales.

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

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three and six months ended December 31, 2011 and 2010 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$68,739	52.0%	$(1,159)	(1.7)%	(20)
2010	69,898	52.2	1,647	2.4	—
Six Months
2011	$135,677	52.4%	$(1,751)	(1.3)%	—
2010	137,428	52.4	2,519	1.9	370

(1)          Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

Product margin as a percent of product revenues during the three and six months ended December 31, 2011 was down 20 basis points and consistent, respectively, with the comparable prior period primarily due to a shift in sales mix to lower margin products and promotions in our North American segment, increases in freight-in costs due to higher fuel prices and an increase in the cost of hair systems in our Hair Restoration Centers segment. Partially offsetting the decrease was a reduction in commissions paid to new employees on retail product sales in our North American segment and an improvement in product margins in our International segment due to a shift in sales mix to higher margin products.

Product margin as a percent of product revenues during the three months ended December 31, 2010 was consistent with the comparable prior period. An improvement related to a reduction in commissions paid to new employees on retail product sales and increased product sales in our North American segment of higher-margin items such as the Company’s private label lines was offset by an increase in sales of slightly lower profit margin appliances in our international segment.

Product margin as a percent of product revenues during the six months ended December 31, 2010 improved due to the comparable prior period including $20.0 million of product sold to the purchaser of Trade Secret at cost.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and six months ended December 31, 2011 and 2010 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$48,425	8.6%	$(2,172)	(4.3)%	(20)
2010	50,597	8.8	4,188	9.0	70
Six Months
2011	$100,880	8.9%	$1,274	1.3%	30
2010	99,606	8.6	521	0.5	20

(1)          Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended December 31, 2011 was primarily due to a reduction in self insurance accruals and cost savings associated with inventory counts.

The basis point increase in site operating expenses as a percent of consolidated revenues during the six months ended December 31, 2011 was primarily due to planned increases in advertising expense related to promotional activity to increase customer trial and charges for salon internet connectivity, partially offset by a reduction in self insurance accruals and cost savings associated with inventory counts.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and six months ended December 31, 2011 and 2010 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$75,066	13.3%	$(782)	(1.0)%	10
2010	75,848	13.2	3,237	4.5	60
Six Months
2011	$153,745	13.6%	$3,823	2.5%	60
2010	149,922	13.0	4,751	3.3	70

(1)          Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to incremental costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy, partially offset by a decline in travel expense that was a result of the implementation of portable technology for field staff and the prior period including expenditures associated with the Regis salon concept national salon managers meeting.

The basis point increase in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2010 was primarily due to expenditures associated with the Regis salon concept re-imaging project and professional fees incurred related to the exploration of strategic alternatives.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2011 and 2010, was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$85,473	15.2%	$238	0.3%	40
2010	85,235	14.8	(305)	(0.4)	(10)
Six Months
2011	$169,920	15.0%	$(423)	(0.2)%	20
2010	170,343	14.8	(1,047)	(0.6)	30

(1)          Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to negative leverage in this fixed cost category due to negative same-stores sales.

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

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2011 and 2010 was as follows:

		Expense as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$31,695	5.6%	$5,498	21.0%	100
2010	26,197	4.6	(1,313)	(4.8)	(20)
Six Months
2011	$65,801	5.8%	$13,560	26.0%	130
2010	52,241	4.5	(2,460)	(4.5)	(10)

(1)          Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to accelerated depreciation expense resulting from the useful life adjustment of the Company’s internally developed point-of-sale (POS) system. The accelerated depreciation was $6.3 and $15.0 million during the three and six months ended December 31, 2011, respectively. The Company expects to fully depreciate the net balance of the existing POS system, approximately $2.0 million at December 31, 2011, during the three months ended March 31, 2012.

The basis point improvement in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2010 was primarily due to a decrease in depreciation expense as a result of a reduction in salon construction, partially offset by negative leverage from the decrease in same-store sales.

Goodwill Impairment

Goodwill impairment charges for the three and six months ended December 31, 2011 and 2010 was as follows:

	Goodwill	Expense as % of Consolidated	Increase Over Prior Fiscal Year
Periods Ended December 31,	Impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$78,426	13.9%	$78,426	N/A	1,390
2010	—	—	—	—	—
Six Months
2011	$78,426	6.9%	$78,426	N/A	690
2010	—	—	—	—	—

(1)          Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

During the three and six months ended December 31, 2011, the Company recorded $78.4 million of goodwill impairment expense related to the Hair Restoration Centers reporting unit. Due to the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs, the estimated fair value of the Hair Restoration Centers operations was less than the carrying value of this reporting unit’s net assets, including goodwill. The $78.4 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

Interest Expense

Interest expense for the three and six months ended December 31, 2011 and 2010 was as follows:

		Expense as % of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$7,203	1.3%	$(1,535)	(17.6)%	(20)
2010	8,738	1.5	(331)	(3.6)	(10)
Six Months
2011	$14,563	1.3%	$(3,098)	(17.5)%	(20)
2010	17,661	1.5	(18,724)	(51.5)	(160)

(1)          Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to decreased debt levels as compared to the three and six months ended December 31, 2010, respectively.

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

Interest Income and Other, net

Interest income and other, net for the three and six months ended December 31, 2011 and 2010 was as follows:

		Income as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$2,659	0.5%	$55	2.1%	—
2010	2,604	0.5	1,193	84.5	30
Six Months
2011	$3,975	0.4%	$594	17.6%	10
2010	3,381	0.3	(262)	(7.2)	—

(1)          Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

Interest income and other, net as a percent of consolidated revenues during the three and six months ended December 31, 2011 was consistent and increased by ten basis points, respectively, with the comparable prior period. Foreign currency impact related to the Company’s investment in MY Style and a favorable legal settlement during the three and six month periods ended December 31, 2011 were offset by the prior year comparable period including an interest payment of $0.7 million on the note receivable with the purchaser of Trade Secret and lower fees received during the three and six month periods ended December 31, 2011 for warehousing services provided to the purchaser of Trade Secret.

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

Income Taxes

Our reported effective income tax rate for the three and six months ended December 31, 2011 and 2010 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	Decrease
Three Months
2011	(5.2)%	(3,710)
2010	31.9	(460)
Six Months
2011	(1.2)%	(3,690)
2010	35.7	(250)

(1)          Represents the basis point change in income tax (benefit) expense as a percent of (loss) income before income taxes and equity in income of affiliated companies as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three and six months ended December 31, 2011 was primarily due to a majority of the goodwill impairment charge being non-deductible for tax purposes. This resulted in the Company recording less of a tax benefit on the pre-tax loss during the three and six months ended December 31, 2011 than would otherwise be expected utilizing the Company’s historical range of tax rates.

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

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliates represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments. Equity in income of affiliated companies for the three and six months ended December 31, 2011 and 2010 was as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Equity in income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2011	$5,281	$2,161	69.3%
2010	3,120	463	17.4
Six Months
2011	$9,313	$3,514	60.6%
2010	5,799	85	1.5

The increase in equity in income of affiliated companies during the three and six months ended December 31, 2011 was a result of an increase in the Company’s share of Provalliance’s net income over the comparable prior period due to the Company’s 16.7 percent increase in ownership in March 2011.

The increase in equity in income of affiliated companies during the three and six months ended December 31, 2010 was a result of an increase in EEG’s and Provalliance’s net income over the comparable prior period.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. The impact of foreign currency exchange for the three and six months ended December 31, 2011 and 2010 were as follows:

	Impact on Revenues		Impact on (Loss) Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Three Months
Canadian dollar	$388	$1,940	$20	$273
British pound	70	(1,235)	(13)	(34)
Euro	40	(203)	(10)	(59)
Total	$498	$502	$(3)	$180
Six Months
Canadian dollar	$2,937	$3,808	$420	$540
British pound	1,444	(3,309)	1	(154)
Euro	223	(438)	28	24
Total	$4,604	$61	$449	$410

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and six months ended December 31, 2011 and 2010 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same-Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2011	$492,069	$(9,380)	(1.9)%	(2.9)%
2010	501,449	1,548	0.3	(1.4)
Six Months
2011	$989,926	$(18,456)	(1.8)%	(3.0)%
2010	1,008,382	(23,297)	(2.3)	(1.6)

The percentage (decreases) increase during the three and six months ended December 31, 2011 and 2010 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	0.8%	1.2%	1.1%	0.9%
Organic	(0.6)	0.1	(1.3)	(2.0)
Foreign currency	0.1	0.4	0.3	0.4
Closed salons	(2.2)	(1.4)	(1.9)	(1.6)
	(1.9)%	0.3%	(1.8)%	(2.3)%

We acquired 56 North American salons during the twelve months ended December 31, 2011, including 54 franchise buybacks. In addition, we closed 240 North American salons during the twelve months ended December 31, 2011. The organic decrease for the three months ended December 31, 2011 was primarily the result of same-store sales decrease of 2.9 percent, partially offset by the construction (net of relocations) of 114 company-owned salons during the twelve months ended December 31, 2011. The organic decrease for the six months ended December 31, 2011 was primarily due to the result of same-store sales decrease of 3.0 percent, partially offset by the construction (net of relocations) of 114 company-owned salons during the twelve months ended December 31, 2011. The same-store sales decrease for the three and six months ended December 31, 2011 were primarily the result of a decline in customer visitations and a decrease in average ticket.  The foreign currency impact during the three and six months ended December 31, 2011 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

We acquired 76 North American salons during the twelve months ended December 31, 2010, including 49 franchise buybacks. The organic increase for the three months ended December 31, 2010 was primarily the result of the construction (net of relocations) of 84 company-owned salons during the twelve months ended December 31, 2010, partially offset by same-store sales decrease of 1.4 percent. The organic decrease for the six months ended December 31, 2010 was primarily due to the completion of an agreement to supply the purchaser of Trade Secret product at cost and same-store sales decrease of 1.6 percent, partially offset by the construction (net of relocations) of 84 company-owned salons during the twelve months ended December 31, 2010.  The Company generated revenues of $20.0 million for product sold to the purchaser of Trade Secret during the six months ended December 31, 2009. The foreign currency impact during the three and six months ended December 31, 2010 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate. We closed 182 company-owned salons during the twelve months ended December 31, 2010.

North American Salon Operating Income.  Operating income for the North American salons for the three and six months ended December 31, 2011 and 2010 was as follows:

	Operating	Operating Income as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$57,341	11.7%	$4,354	8.2%	110
2010	52,987	10.6	(7,820)	(12.9)	(160)
Six Months
2011	$114,288	11.5%	$(1,545)	(1.3)%	—
2010	115,833	11.5	(7,593)	(6.2)	(50)

(1)          Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in North American salon operating income as a percent of North American salon revenues for the three months ended December 31, 2011 was primarily due to increased productivity in our salons, lower commissions as a result of the implementation of leveraged pay plans for new stylists, strong operational payroll control, a reduction in travel expense due to the implementation of new portable technology for field staff, cost savings associated with inventory counts, the prior period including expenditures associated with the Regis salon concept national salon managers meeting and a reduction in self insurance accruals. Partially offsetting the improvement was $0.8 million of accelerated deprecation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system, an increase in sales of slightly lower profit margin products, and negative leverage from a decrease in same-store sales.

North American operating income as a percent of North American salon revenues for the six months ended December 31, 2011 was consistent with the six months ended December 31, 2010.  The improvement in commissions’ expense as a result of the leveraged pay plans for new stylists and a reduction in travel expense was offset by $2.0 million of accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system and negative leverage from a decrease in same-store sales.

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

International Salons

International Salon Revenues.  Total international salon revenues for the three and six months ended December 31, 2011 and 2010 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2011	$34,069	$(3,008)	(8.1)%	(10.1)%
2010	37,077	(3,269)	(8.1)	(3.1)
Six Months
2011	$67,558	$(4,577)	(6.3)%	(9.8)%
2010	72,135	(7,010)	(8.9)	(2.4)

The percentage decreases during the three and six months ended December 31, 2011 and 2010 were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	—%	—%	—%	—%
Organic	(6.8)	(1.5)	(6.8)	1.0
Foreign currency	0.3	(3.6)	2.3	(4.7)
Closed salons	(1.6)	(3.0)	(1.8)	(5.2)
	(8.1)%	(8.1)%	(6.3)%	(8.9)%

We did not acquire any international salons during the twelve months ended December 31, 2011. The organic decrease for the three months ended December 31, 2011 was primarily the result of the same-store sales decrease of 10.1 percent. The organic decrease for the six months ended December 31, 2011 was primarily the result of same-store sales decrease of 9.8 percent.  Partially offsetting the same-store sales decreases was the construction (net of relocations) of 16 company-owned salons during the twelve months ended December 31, 2011.  The foreign currency impact during the three and six months ended December 31, 2011 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the comparable prior period.  We closed 13 company-owned salons during the twelve months ended December 31, 2011.

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

International Salon Operating Income.  Operating income for the international salons for the three and six months ended December 31, 2011 and 2010 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$206	0.6%	$(1,375)	(87.0)%	(370)
2010	1,581	4.3	(330)	(17.3)	(40)
Six Months
2011	$756	1.1%	$(3,011)	(79.9)%	(410)
2010	3,767	5.2	2,985	381.7	420

(1)          Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income as a percent of international salon revenues for the three and six months ended December 31, 2011 was primarily due to negative leverage on fixed costs due to a decrease in same-store sales, partially offset by an improvement in product margins due to a shift in sales mix to higher margin products.

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

Hair Restoration Centers

Hair Restoration Revenues. Total hair restoration revenues for the three and six months ended December 31, 2011 and 2010 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended December 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2011	$37,140	$1,294	3.6%	1.7%
2010	35,846	728	2.1	0.8
Six Months
2011	$74,543	$2,443	3.4%	1.5%
2010	72,100	2,009	2.9	1.2

The percentage increases (decreases) during the three and six months ended December 31, 2011 and 2010, were due to the following factors:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2011	2010	2011	2010
Acquisitions (previous twelve months)	2.3%	0.8%	2.0%	0.4%
Organic	2.1	0.5	1.8	1.6
Franchise revenues	(0.8)	0.8	(0.4)	0.9
	3.6%	2.1%	3.4%	2.9%

We acquired three hair restoration centers through franchise buyback during the twelve months ended December 31, 2011.  The increase in organic was primarily due to same-store sales increases of 1.7 and 1.5 percent during the three and six months ended December 31, 2011 and four new corporate locations that were constructed during the twelve months ended December 31, 2011.

We acquired one hair restoration center through franchise buyback during the twelve months ended December 31, 2010.  The increase in organic was primarily due to same-store sales increases of 0.8 and 1.2 percent during the three and six months ended December 31, 2010 and one new corporate location that was constructed during the twelve months ended December 31, 2010.

Hair Restoration Operating (Loss) Income. Operating (loss) income for our hair restoration centers for the three and six months ended December 31, 2011 and 2010 was as follows:

	Operating	Operating (Loss) Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	(Loss) Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2011	$(73,553)	(198.0)%	$(78,685)	(1,533.2)%	(21,230)
2010	5,132	14.3	(40)	(0.8)	(40)
Six Months
2011	$(69,485)	(93.2)%	$(80,822)	(712.9)%	(10,890)
2010	11,337	15.7	578	5.4	30

(1)          Represents the basis point change in hair restoration operating (loss) income as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating loss as a percent of hair restoration revenues during the three and six months ended December 31, 2011 was primarily due to the $78.4 million goodwill impairment of the Hair Restoration Centers and an increase in the cost of hair systems.  Also contributing to the basis point decrease in hair restoration operating loss as a percent of hair restoration revenues during the six months ended December 31, 2011 were lower service margins due primarily to increased labor costs associated with new and acquired locations.

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

Unallocated Corporate

Unallocated Corporate Operating Loss.  Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

	Operating	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Loss	Dollar	Percentage
	(Dollars in thousands)
Three Months
2011	$(45,611)	$8,775	23.8%
2010	(36,836)	1,009	2.8
Six Months
2011	$(94,104)	$19,465	26.1%
2010	(74,639)	(8)	(0.0)

The increase in unallocated corporate operating loss during the three and six months ended December 31, 2011 as compared to the three and six months ended December 31, 2010 was primarily due to $5.4 and $12.8 million, respectively, of accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system, incremental costs associated with the Company’s senior management restructuring, and professional fees resulting from the contested proxy.

The increase in unallocated corporate operating loss during the three months ended December 31, 2010 as compared to the three months ended December 31, 2009 was primarily due to professional fees incurred related to the exploration of strategic alternatives.

Unallocated corporate operating loss during the six months ended December 31, 2010 was consistent with the six months ended December 31, 2009.  The increase in professional fees incurred related to the exploration of strategic alternatives during the six months ended December 31, 2010 was offset by a decrease in distribution costs, the result of shipping less inventory to our corporate salons and under a warehouse services agreement with the purchaser of Trade Secret.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point Increase (Decrease) (1)
December 31, 2011	23.4%	10
June 30, 2011	23.3	(700)

(1)          Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The increase in the debt to capitalization ratio as of December 31, 2011 compared to June 30, 2011 was primarily due to a decrease in shareholders’ equity from the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011, partially offset by foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

Total assets at December 31, 2011 and June 30, 2011 were as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2011	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,696,961	$1,805,753	$(108,792)	(6.0)%

(1)          Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2011, total assets decreased primarily as a result of the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit and the accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed POS system.

Total shareholders’ equity at December 31, 2011 and June 30, 2011 was as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2011	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$960,357	$1,032,619	$(72,262)	(7.0)%

(1)             Change as compared to prior fiscal year end (June 30).

During the six months ended December 31, 2011, equity decreased primarily as a result of the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

Cash Flows

Operating Activities

Net cash provided by operating activities was $61.9 and $102.8 million during the six months ended December 31, 2011 and 2010, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2011	2010
	(Dollars in thousands)
Net (loss) income	$(49,090)	$32,825
Depreciation and amortization	65,801	52,241
Equity in income of affiliated companies	(9,313)	(5,799)
Dividends received from affiliated companies	606	5,853
Deferred income taxes	(7,245)	628
Goodwill impairment	78,426	—
Receivables	(4,861)	(4,592)
Inventories	(20,382)	(5,627)
Income tax receivable	4,996	21,575
Other current assets	2,662	6,672
Other assets	(2,708)	(7,899)
Accounts payable and accrued expenses	5,176	(10,562)
Other non-current liabilities	(9,743)	8,700
Other	7,622	8,818
	$61,947	$102,833

During the six months ended December 31, 2011, cash provided by operating activities was less than the corresponding period of the prior fiscal year primarily due to a higher level of inventory purchased, a shortfall in cash earnings in the current year, and a large income tax refund and dividends received from EEG and Provalliance in the prior year comparable period.

Investing Activities

Net cash used in investing activities was $42.9 and $38.8 million during the six months ended December 31, 2011 and 2010, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2011	2010
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(17,814)	$(16,438)
Capital expenditures for the corporate office (including all technology-related expenditures)	(15,829)	(9,917)
Capital expenditures for new salon construction	(9,336)	(4,308)
Proceeds from sale of assets	371	19
Business and salon acquisitions	(2,225)	(8,106)
Proceeds from loans and investments	1,956	15,000
Disbursements for loans and investments	—	(15,000)
	$(42,877)	$(38,750)

During the six months ended December 31, 2011, cash used in investing activities was greater than the corresponding period of the prior fiscal year primarily due to an increase in capital expenditures for a new POS system and new salon construction partially offset by a decrease in the amount of cash paid for acquisitions.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Six Months Ended December 31, 2011		For the Six Months Ended December 31, 2010
	Constructed	Acquired	Constructed	Acquired
Regis	4	—	7	9
MasterCuts	6	—	3	—
SmartStyle	32	—	45	—
Supercuts	26	1	7	—
Promenade	20	—	12	17
International	12	—	7	—
	100	1	81	26

Financing Activities

Net cash used in financing activities was $28.9 and $46.4 million during the six months ended December 31, 2011 and 2010, respectively, was the result of the following:

	For the Six Months Ended December 31,
Financing Cash Flows	2011	2010
	(Dollars in thousands)
Net payments on revolving credit facilities	$—	$—
Net payments of long-term debt	(21,990)	(42,592)
Proceeds from the issuance of common stock, net of underwriting discount	—	691
Excess tax benefits from stock-based compensation plans	—	67
Dividends paid	(6,952)	(4,599)
	$(28,942)	$(46,433)

During the six months ended December 31, 2011, cash used in financing activities was less than the corresponding period of the prior fiscal year primarily due to a decrease in scheduled long-term debt payments, partially offset by an increase in dividends paid.

Acquisitions

Acquisitions of $2.2 million during the six months ended December 31, 2011 consisted of eight franchise buybacks and one acquired corporate salon. On July 1, 2011, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters), consisting of 31 franchise salons.

Acquisitions of $8.1 million during the six months ended December 31, 2010 consisted of 33 franchise buybacks and 26 acquired corporate salons.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses. In connection with the sale of Trade Secret, the Company maintains a guarantee of approximately 30 salons operated by the purchaser of Trade Secret. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility are our most significant sources of liquidity.  We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated growth opportunities and strategic initiatives.  We also anticipate access to long-term financing. However, in the event our liquidity is insufficient and we are not able to access long-term financing, we may be required to limit our growth opportunities.  There can be no assurance that we will continue to generate cash flows at or above current levels.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016.  As of December 31, 2011, the Company had no outstanding borrowings under the facility.  Additionally, the Company had outstanding standby letters of credit under the facility of $26.0 million at December 31, 2011, primarily related to its self insurance program. Unused available credit under the facility at December 31, 2011 was $374.0 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including minimum net worth and other covenants and requirements.  At December 31, 2011, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 and Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, for additional information regarding our financing arrangements.

Dividends

We paid dividends of $0.12 and $0.08 per share during the six months ended December 31, 2011 and 2010, respectively. On January 25, 2012, our Board of Directors declared a $0.06 per share quarterly dividend payable February 22, 2012 to shareholders of record on February 8, 2012.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of management and organizational changes; competition within the personal hair care industry, which remains strong, both domestically and internationally, price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue target is dependent on salon acquisitions, new salon construction and same-store sales performance, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company is currently assessing the amount of fixed and variable rate debt. The Company had outstanding fixed rate debt balances of $292.9 and $313.4 million at December 31, 2011 and June 30, 2011, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2011 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and six months ended December 31, 2011.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended December 31, 2011. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court.  The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions.  Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and six months ended December 31, 2011 declined 3.0 and 3.1 percent, respectively, compared to the three and six months ended December 31, 2010. We impaired $78.4 million of goodwill associated with our Hair Restoration Centers reporting unit during the three months ended December 31, 2011, $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011 and $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Promenade, Regis, and Hair Restoration Centers.

If we are unable to improve our comparable same-store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

The Board of Directors is engaged in a strategic review of non-core assets and a search for a new chief executive officer that may impact our business and results of operations.

In January 2012, Randy L. Pearce informed the Company of his intention to retire as President and as a member of the Board of Directors effective June 30, 2012, the end of the Company’s current fiscal year. As previously disclosed, Paul D. Finkelstein will step down as Chief Executive Officer of the Company in February 2012. The Board of Directors has formed a Search Committee of independent directors to begin the search for a new chief executive officer. In the interim, Mr. Pearce will perform the functions of principal executive officer in his role as President.

Our strategic review of non-core assets and the chief executive officer search may adversely affect our financial condition and operating results or impose other risk, such as the following:

•                  Disruption of our business or distraction of our employees and management;

•                  Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel, including a chief executive officer;

•                  Increased stock price volatility;

•                  Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions; and

•                  Increased advisory fees.

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

With approximately 12,800 locations and 54,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Our share of our investment’s goodwill balances as of June 30, 2011 is $102.1 million.

We are subject to default risk on our accounts and notes receivable.

We have outstanding accounts and notes receivable subject to collectability. If the counterparties are unable to repay the amounts due or if payment becomes unlikely our results of operations would be adversely affected. For example, in fiscal year 2011 the Company recorded a $31.2 million valuation reserve on the note receivable from the purchaser of Trade Secret to reflect the net realizable value.

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

The Company is in the process of implementing a new point-of-sale system in our salons. Failure to effectively implement the point-of-sale system may adversely affect our operating results.

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

In July 2009, we issued $172.5 million aggregate principal amount of our 5.0 percent convertible senior notes due 2014 in a public offering. Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

•                  Holders of notes may convert their notes into shares of our common stock, which may dilute the ownership interest of our shareholders,

•                  If we elect to settle all or a portion of the conversion obligation exercised by holders of the notes through the payment of cash, it could adversely affect our liquidity,

•                  Holders of notes may require us to purchase their notes upon certain fundamental changes, and any failure by us to purchase the notes in such event would result in an event of default with respect to the notes,

•                  The fundamental change provisions contained in the notes may delay or prevent a takeover attempt of the Company that might otherwise be beneficial to our investors,

•                  The accounting method for convertible debt securities that may be settled in cash require us to include both the current period’s amortization of the debt discount and the instrument’s coupon interest as interest expense, which will decrease our financial results,

•                  Our ability to pay principal and interest on the notes depends on our future operating performance and any failure by us to make scheduled payments could allow the note holders to declare all outstanding principal and interest to be due and payable, result in termination of other debt commitments and foreclosure proceedings by other lenders, or force us into bankruptcy or liquidation, and

•                  The debt obligations represented by the notes may limit our ability to obtain additional financing, require us to dedicate a substantial portion of our cash flow from operations to pay our debt, limit our ability to adjust rapidly to changing market conditions and increase our vulnerability to downtowns in general economic conditions in our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2011.

Item 6.  Exhibits

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (*)	XBRL Instance Document

Exhibit 101.SCH (*)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (*)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (*)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (*)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (*)	XBRL Taxonomy Extension Definition Linkbase

(*)

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

REGIS CORPORATION

Date: February 6, 2012	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal
accounting officer