Form 10-Q
period 2012-03-31
REGIS CORP
filed 2012-05-10
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 25, 2012:

Common Stock, $0.05 par value	57,561,067
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As Of March 31, 2012 and June 30, 2011

(In thousands, except share data)

	March 31, 2012	June 30, 2011
ASSETS
Current assets:
Cash and cash equivalents	$97,583	$96,263
Receivables, net	32,424	27,149
Inventories	161,123	150,804
Deferred income taxes	15,087	17,887
Income tax receivable	11,888	22,341
Other current assets	52,447	32,118
Total current assets	370,552	346,562

Property and equipment, net	326,345	347,811
Goodwill	605,171	680,512
Other intangibles, net	104,372	111,328
Investment in and loans to affiliates	199,630	261,140
Other assets	59,452	58,400

Total assets	$1,665,522	$1,805,753

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,877	$32,252
Accounts payable	55,076	55,107
Accrued expenses	168,837	167,321
Total current liabilities	252,790	254,680

Long-term debt and capital lease obligations	263,430	281,159
Other noncurrent liabilities	185,580	237,295
Total liabilities	701,800	773,134
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,563,294 and 57,710,811 common shares at March 31, 2012 and June 30, 2011, respectively	2,878	2,886
Additional paid-in capital	346,933	341,190
Accumulated other comprehensive income	62,612	77,946
Retained earnings	551,299	610,597

Total shareholders’ equity	963,722	1,032,619

Total liabilities and shareholders’ equity	$1,665,522	$1,805,753

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended March 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Revenues:
Service	$430,202	$440,109
Product	133,017	131,350
Royalties and fees	10,365	9,808
	573,584	581,267
Operating expenses:
Cost of service	250,379	255,374
Cost of product	63,830	63,068
Site operating expenses	48,835	50,522
General and administrative	74,263	86,390
Rent	84,368	84,391
Depreciation and amortization	26,709	26,926
Goodwill impairment	—	74,100
Total operating expenses	548,384	640,771

Operating income (loss)	25,200	(59,504)

Other income (expense):
Interest expense	(6,790)	(8,337)
Interest income and other, net	123	(651)

Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	18,533	(68,492)

Income taxes	(6,000)	44,670
Equity in loss of affiliated companies, net of income taxes	(15,001)	(1,513)

Loss from continuing operations	(2,468)	(25,335)

Income from discontinued operations, net of taxes (Note 6)	1,099	—

Net loss	$(1,369)	$(25,335)

Net (loss) income per share:
Basic:
Loss from continuing operations	(0.04)	(0.45)
Income from discontinued operations	0.02	—
Net loss per share, basic	$(0.02)	$(0.45)

Diluted:
Loss from continuing operations	(0.04)	(0.45)
Income from discontinued operations	0.02	—
Net loss per share, diluted	$(0.02)	$(0.45)

Weighted average common and common equivalent shares outstanding:
Basic	57,053	56,704
Diluted	57,053	56,704

Cash dividends declared per common share	$0.06	$0.06

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Nine Months Ended March 31, 2012 and 2011

(In thousands, except per share data)

	2012	2011
Revenues:
Service	$1,283,201	$1,310,577
Product	392,142	393,779
Royalties and fees	30,268	29,528
	1,705,611	1,733,884
Operating expenses:
Cost of service	738,731	754,580
Cost of product	187,278	188,069
Site operating expenses	149,715	150,128
General and administrative	228,008	236,312
Rent	254,288	254,734
Depreciation and amortization	92,510	79,167
Goodwill impairment	78,426	74,100
Total operating expenses	1,728,956	1,737,090

Operating loss	(23,345)	(3,206)

Other income (expense):
Interest expense	(21,353)	(25,998)
Interest income and other, net	4,098	2,730

Loss from continuing operations before income taxes and equity in (loss) income of affiliated companies	(40,600)	(26,474)

Income taxes	(5,270)	29,678
Equity in (loss) income of affiliated companies, net of income taxes	(5,688)	4,286

(Loss) income from continuing operations	(51,558)	7,490

Income from discontinued operations, net of taxes (Note 6)	1,099	—

Net (loss) income	$(50,459)	$7,490

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.90)	0.13
Income from discontinued operations	0.02	—
Net (loss) income per share, basic	$(0.88)	$0.13

Diluted:
(Loss) income from continuing operations	(0.90)	0.13
Income from discontinued operations	0.02	—
Net (loss) income per share, diluted	$(0.88)	$0.13

Weighted average common and common equivalent shares outstanding:
Basic	57,029	56,672
Diluted	57,029	56,959

Cash dividends declared per common share	$0.18	$0.14

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Information.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Nine Months Ended March 31, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net (loss) income	$(50,459)	$7,490
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	85,184	71,823
Amortization	7,326	7,344
Equity in loss (income) of affiliated companies	5,688	(4,286)
Dividends received from affiliated companies	927	6,051
Deferred income taxes	(4,981)	(15,283)
Goodwill impairment	78,426	74,100
Excess tax benefits from stock-based compensation plans	—	(67)
Stock-based compensation	6,065	7,156
Amortization of debt discount and financing costs	4,974	4,816
Other noncash items affecting earnings	(2)	1,943
Changes in operating assets and liabilities (1):
Receivables	(5,221)	(2,429)
Inventories	(10,647)	(6,919)
Income tax receivable	10,438	(8,070)
Other current assets	197	5,081
Other assets	(2,622)	1,545
Accounts payable	(294)	5,727
Accrued expenses	(14,995)	(1,703)
Other noncurrent liabilities	(6,960)	6,975
Net cash provided by operating activities	103,044	161,294

Cash flows from investing activities:
Capital expenditures	(65,619)	(48,617)
Proceeds from sale of assets	405	608
Asset acquisitions, net of cash acquired and certain obligations assumed	(2,225)	(16,296)
Proceeds from loans and investments	2,315	15,000
Disbursements for loans and investments	—	(72,301)
Net cash used in investing activities	(65,124)	(121,606)

Cash flows from financing activities:
Borrowings on revolving credit facilities	427,800	—
Payments on revolving credit facilities	(427,800)	—
Repayments of long-term debt and capital lease obligations	(23,801)	(45,529)
Excess tax benefits from stock-based compensation plans	—	67
Proceeds from issuance of common stock	—	689
Dividends paid	(10,405)	(8,057)
Net cash used in financing activities	(34,206)	(52,830)

Effect of exchange rate changes on cash and cash equivalents	(2,394)	6,735

Increase (decrease) in cash and cash equivalents	1,320	(6,407)

Cash and cash equivalents:
Beginning of period	96,263	151,871
End of period	$97,583	$145,464

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2012 and for the three and nine months ended March 31, 2012 and 2011, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2012 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited Condensed Consolidated Financial Statements of the Company as of March 31, 2012 and for the three and nine month periods ended March 31, 2012 and 2011 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated May 10, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

Total compensation cost for stock-based payment arrangements totaled $1.4 and $2.2 million for the three months ended March 31, 2012 and 2011, respectively, and $6.1 and $7.2 million for the nine months ended March 31, 2012 and 2011, respectively.

Stock options outstanding and weighted average exercise price as of March 31, 2012 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2011	838	$31.48
Granted	—	—
Exercised	—	—
Forfeited or expired	(12)	26.86
Outstanding at September 30, 2011	826	$31.54
Granted	—	—
Exercised	—	—
Forfeited or expired	(16)	32.42
Outstanding at December 31, 2011	810	$31.53
Granted	—	—
Exercised	—	—
Forfeited or expired	(19)	22.42
Outstanding at March 31, 2012	791	$31.75
Exercisable at March 31, 2012	645	$33.33

Outstanding options of 791,428 at March 31, 2012 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 3.7 years.  Exercisable options of 645,028 at March 31, 2012 had an intrinsic value of zero and a weighted average remaining contractual term of 3.0 years. Of the outstanding and unvested options and due to estimated forfeitures, 128,881 are expected to vest with a $25.52 per share weighted average grant price, a weighted average remaining contractual life of 6.2 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

The table below contains a rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards:

	Nonvested		SARs Outstanding
	Restricted Stock Outstanding Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2011	1,077	$23.48	1,087	$25.54
Granted	20	13.59	—	—
Vested/Exercised	2	22.32	—	—
Forfeited or expired	(26)	19.39	(57)	27.45
Balance, September 30, 2011	1,073	$23.39	1,030	$25.43
Granted	—	—	—	—
Vested/Exercised	3	19.07	—	—
Forfeited or expired	(70)	18.88	(31)	25.41
Balance, December 31, 2011	1,006	$23.69	999	$25.44
Granted	35	17.61	—	—
Vested/Exercised	(218)	35.18	—	—
Forfeited or expired	(104)	19.46	(98)	24.14
Balance, March 31, 2012	719	$20.25	901	$25.57

Outstanding and unvested RSAs of 669,166 at March 31, 2012 had an intrinsic value of $12.3 million and a weighted average remaining vesting term of 1.4 years.  Due to estimated forfeitures, 605,019 are expected to vest with a total intrinsic value of $11.2 million.

Outstanding RSUs of 215,000 at March 31, 2012 had an intrinsic value of $4.0 million and a weighted average remaining vesting term of less than 0.1 years.  Vested RSUs of 165,000 at March 31, 2012 had an intrinsic value of $3.1 million. Unvested RSUs of 50,000 at March 31, 2012 had an intrinsic value of $0.9 million and a weighted average remaining vesting term of 0.1 years. The payment of the RSUs is deferred until January 31 of the year following vesting.

Outstanding SARs of 901,230 at March 31, 2012 had a total intrinsic value of $0.1 million and a weighted average remaining contractual term of 5.7 years. Exercisable SARs of 514,250 at March 31, 2012 had a total intrinsic value of zero and a weighted average remaining contractual term of 4.6 years.  Of the outstanding and unvested rights and due to estimated forfeitures, 311,471 are expected to vest with a $20.40 per share weighted average grant price, a weighted average remaining contractual life of 6.6 years and a total intrinsic value of $0.1 million.

During fiscal year 2011, the Company accelerated the vesting of 68,390 unvested RSAs held by the Company’s former Chief Executive Officer and the Company’s Executive Vice President, Fashion and Education. Under the terms of the modifications, any unvested RSAs granted to the former Chief Executive Officer and the Executive Vice President, Fashion and Education fully vest on their last days of employment, which was February 8, 2012 and is expected to be June 30, 2012, respectively. As a result of the modifications, the Company recognized an incremental compensation cost of $0.1 and $0.2 million during the three and nine months ended March 31, 2012, respectively. As a result of the modifications that occurred during the three months ended March 31, 2011, the Company did not recognize any incremental compensation expense as the fair value of the modified awards were less than the fair value of the original awards.

During the three and nine months ended March 31, 2012 total cash received from the exercise of share-based instruments was zero. During the three and nine months ended March 31, 2011 total cash received from the exercise of share-based instruments was zero and $0.7 million, respectively. As of March 31, 2012, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $10.3 million.  The related weighted average period over which such cost is expected to be recognized was approximately 2.8 years as of March 31, 2012.

The total intrinsic value of all stock-based compensation that was exercised or vested and distributed during each of the three and nine month periods ended March 31, 2012 was $1.2 million.  The total intrinsic value of all stock-based compensation that was exercised or vested during the three and nine months ended March 31, 2011 was zero and $0.5 million, respectively.

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

As a result of the Company’s interim impairment test of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit.  After the impairment charge the Hair Restoration Centers reporting unit had $74.4 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the three and nine months ended March 31, 2012 within Note 10 to the Condensed Consolidated Financial Statements.

The Company recorded a $74.1 million impairment charge for the Promenade salon concept as a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011. As of June 30, 2011, the estimated fair value of the Regis salon concept reporting unit exceeded the carrying value by approximately 18.0 percent. The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2011. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers, and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis, Hair Restoration Centers, and Promenade may experience additional impairment in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis and Promenade salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of March 31, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

A summary of the Company’s goodwill balance as of March 31, 2012 and June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of March 31, 2012	As of June 30, 2011
	(Dollars in thousands)
Regis	$103,650	$103,761
MasterCuts	4,652	4,652
SmartStyle	48,678	48,916
Supercuts	129,548	129,477
Promenade	244,271	240,910
Total North America Salons	530,799	527,716
Hair Restoration Centers	74,372	152,796
Total	$605,171	$680,512

See Note 4 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

Property and Equipment:

Historically, because of the Company’s large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative that has a system that meets current and enhanced functionality requirements and will cost less to implement and support. At June 30, 2011, the Company reassessed and adjusted the remaining useful life of the Company’s capitalized POS software to six months as locations using the Company’s existing POS information system move to a third party POS alternative by December 31, 2011. Based on the results of the implementation of the third party POS alternative during each of the three month periods ended March 31, 2012 and December 31, 2011, the Company reassessed and extended the useful life of the Company’s capitalized POS software by three months. Depreciation expense related to the existing POS information system totaled $1.6 and $18.0 million during the three and nine months ended March 31, 2012, respectively, including $1.1 million ($0.7 million net of tax or $0.01 per diluted share) and $16.2 million ($10.2 million net of tax or $0.18 per diluted share), respectively, of accelerated depreciation related to the change in useful life. The Company expects to fully depreciate the net balance of the existing POS information system during the three months ended June 30, 2012.

Due to the Company’s plan to replace the POS information system, the Company reviewed the capitalized software carrying value for impairment at March 31, 2012. As a result of the Company’s long-lived asset impairment testing at March 31, 2012 for this applicable grouping of assets, no impairment charges were recorded.

Employee Termination Expense:

During the three months ended March 31, 2012, the Company reduced the home office workforce by approximately 120 employees. In connection with the workforce reduction, the Company incurred severance charges of $2.5 million recorded within general and administrative expense on the Condensed Consolidated Statement of Operations.  The remaining accrual associated with the workforce reduction as of March 31, 2012 was $0.2 million.

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

Fair Value Measurement

In May 2011, the FASB issued guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company adopted the guidance on January 1, 2012.

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2012	2011	2012	2011
	(Shares in thousands)
Weighted average shares for basic earnings per share	57,053	56,704	57,029	56,672
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	—	—	287
Weighted average shares for diluted earnings per share	57,053	56,704	57,029	56,959

(1)              For the three months ended March 31, 2012 and 2011, 237 and 355 common stock equivalents of potentially dilutive common stock, respectively, were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive. For the nine months ended March 31, 2012, 206 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2012	2011	2012	2011
	(Shares in thousands)		(Shares in thousands)

Basic earnings per share:
RSAs (1)	669	872	669	872
RSUs (1)	50	215	50	215
	719	1,087	719	1,087
Diluted earnings per share:
Stock options (2)	791	889	791	889
SARs (2)	900	1,039	901	1,039
RSAs (2)	6	—	29	104
Shares issuable upon conversion of debt (2)	11,217	11,158	11,201	11,158
	12,914	13,086	12,922	13,190

(1)                  Shares were not vested

(2)                  Shares were anti-dilutive

Additional Paid-In Capital:

The change in additional paid-in capital during the nine months ended March 31, 2012 was due to the following:

(Dollars in thousands)
Balance, June 30, 2011	$341,190
Stock-based compensation	6,065
Taxes, forfeitures and issuances of restricted stock, net	(309)
Vested stock option and stock appreciation rights expirations	(264)
Franchise stock incentive plan	251
Balance, March 31, 2012	$346,933

Comprehensive Income (Loss):

Components of comprehensive income (loss) for the Company include net (loss) income, changes in fair market value of financial instruments designated as hedges of interest rate or foreign currency exposure and foreign currency translation charged or credited to the cumulative translation account within shareholders’ equity. Comprehensive income (loss) for the three and nine months ended March 31, 2012 and 2011 was as follows:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2012	2011	2012	2011
	(Dollars in thousands)
Net (loss) income	$(1,369)	$(25,335)	$(50,459)	$7,490
Other comprehensive (loss) income:
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes	(16)	40	341	(55)
Change in cumulative foreign currency translation	6,967	10,903	(15,675)	28,455
Total comprehensive income (loss)	$5,582	$(14,392)	$(65,793)	$35,890

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and June 30, 2011, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	March 31, 2012	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$24	$—	$24	$—
Equity call option - Roosters	117	—	—	117

LIABILITIES
Current liabilities
Derivative instruments	$47	$—	$47	$—

Non-current liabilities
Equity put option - Provalliance	$667	$—	$—	$667
Equity put option - Roosters	161	—	—	161

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2011	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Non-current assets
Derivative instruments	$212	$—	$212	$—

LIABILITIES
Current liabilities
Derivative instruments	$599	$—	$599	$—

Non-current liabilities
Equity put option - Provalliance	$22,700	$—	$—	$22,700

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three and nine months ended March 31, 2012 and 2011 in our Level 3 financial instruments that are measured at fair value on a recurring basis:

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2011	$—	$—	$22,700
Total realized and unrealized (losses) gains:
Included in other comprehensive income (loss)	—	—	(1,576)
Issuances	—	161	—
Purchases	117	—	—
Balance at September 30, 2011	$117	$161	$21,124
Total realized and unrealized losses:
Included in other comprehensive income (loss)	—	—	(681)
Balance at December 31, 2011	$117	$161	$20,443
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	—	—	446
Included in equity in loss of affiliated companies	—	—	(20,222)
Balance at March 31, 2012	$117	$161	$667

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains:
Included in other comprehensive income	230	2,514
Balance at September 30, 2010	$3,732	$24,523
Total realized and unrealized gains (losses):
Included in other comprehensive income	99	(441)
Balance at December 31, 2010	$3,831	$24,082
Total realized and unrealized gains (losses):
Included in other comprehensive income	(83)	1,333
Included in equity in loss of affiliated companies	—	(2,509)
Transfer out of Level 3	—	(714)
Other than temporary impairment	(3,748)	—
Balance at March 31, 2011	$—	$22,192

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

Equity put option - Provalliance. The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. The Provalliance Equity Put is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. During fiscal year 2011, a portion of the Provalliance Equity Put was settled. During the three months ended March 31, 2012, the fair value of the Provalliance Equity Put decreased by $20.2 million to $0.7 million and is classified within other noncurrent liabilities on the Condensed Consolidated Balance Sheet.  The remaining Provalliance Equity Put liability as of March 31, 2012 is associated with the probability of the share purchase agreement in which the Company will sell the 46.7 percent equity interest in Provalliance not closing and the Provalliance Equity Put remaining effective.  The sensitivity of the underlying assumptions to the Provalliance Equity Put is not material to the Consolidated

Financial Statements.  See Note 5 to the Condensed Consolidated Financial Statements for discussion of the share purchase agreement.

Equity put and call options - Roosters. The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 5 to the Condensed Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. At March 31, 2012, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

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

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of March 31, 2012. At March 31, 2012, the estimated fair values and carrying amounts of debt were $312.3 and $292.3 million, respectively. The estimated Level 2 fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis. We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. The estimated fair values during the three months ended March 31, 2012 and 2011 were as follows:

	Fair Value at
	March 31, 2012	Level 1	Level 2	Level 3	Total Losses
		(Dollars in thousands)
Assets
Investment in affiliates — Provalliance	$106,720	$—	$—	$106,720	$(37,045)

	Fair Value at
	March 31, 2011	Level 1	Level 2	Level 3	Total Losses
		(Dollars in thousands)
Assets
Goodwill — Promenade	$240,626	$—	$—	$240,626	$(74,100)

During the three months ended March 31, 2012, the Company’s investment in Provalliance with a carrying value of $143.8 million was written down to its implied fair value of $106.7 million, resulting in an impairment charge of $37.0 million. See Note 5 to the Condensed Consolidated Financial Statements for further information.

During the nine months ended March 31, 2012, goodwill of the Hair Restoration Centers reporting unit with a carrying value of $152.8 million was written down to its implied fair value of $74.4 million, resulting in an impairment charge of $78.4 million.  See Note 1 to the Condensed Consolidated Financial Statements for further information.

During the three months ended March 31, 2011, goodwill of the Promenade salon concept with a carrying value of $315.0 million was written down to its implied fair value of $240.9 million, resulting in an impairment charge of $74.1 million. See Note 1 to the Condensed Consolidated Financial Statements for further information.

4.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2012 and June 30, 2011:

	Salons		Hair Restoration
	North America	International	Centers	Consolidated
	(Dollars in thousands)

Gross goodwill at June 30, 2011	$715,219	$41,661	$152,796	$909,676
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)
Net goodwill at June 30, 2011	527,716	—	152,796	680,512
Goodwill acquired (1)	4,899	—	—	4,899
Translation rate adjustments	(1,816)	—	2	(1,814)
Goodwill impairment (2)	—	—	(78,426)	(78,426)
Gross goodwill at March 31, 2012	718,302	41,661	152,798	912,761
Accumulated impairment losses	(187,503)	(41,661)	(78,426)	(307,590)
Net goodwill at March 31, 2012	$530,799	$—	$74,372	$605,171

(1)          See Note 5 to the Condensed Consolidated Financial Statements.

(2)          As a result of the Company’s interim impairment test of goodwill during the three months ended December 31, 2011, a $78.4 million impairment charge was recorded for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

The table below presents other intangible assets as of March 31, 2012 and June 30, 2011:

	March 31, 2012			June 30, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$80,110	$(15,836)	$64,274	$80,310	$(14,329)	$65,981
Customer lists	53,188	(38,281)	14,907	53,188	(34,096)	19,092
Franchise agreements	22,469	(9,594)	12,875	22,221	(8,909)	13,312
Lease intangibles	14,913	(5,709)	9,204	14,948	(5,168)	9,780
Non-compete agreements	210	(110)	100	353	(232)	121
Other	4,578	(1,566)	3,012	4,429	(1,387)	3,042
	$175,468	$(71,096)	$104,372	$175,449	$(64,121)	$111,328

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

	Weighted Average
	Amortization Period
	March 31, 2012	June 30, 2011
	(In years)
Amortized intangible assets:
Brand assets and trade names	39	39
Customer lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	6	5
Other	21	25
Total	26	26

Total amortization expense related to the amortizable intangible assets was approximately $2.5 million during each of the three month periods ended March 31, 2012 and 2011 and $7.3 million during each of the nine month periods ended March 31, 2012 and 2011.  As of March 31, 2012, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2012 (Remainder: three-month period)	$2,405
2013	9,426
2014	9,210
2015	6,168
2016	4,010

5.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

During the nine months ended March 31, 2012 and 2011, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the nine months ended March 31, 2012 and 2011 and the allocation of the purchase prices were as follows:

	For the Nine Months Ended March 31,
Allocation of Purchase Prices	2012	2011
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash (net of cash acquired)	$2,225	$16,296
Liabilities assumed or payable	—	639
	$2,225	$16,935
Allocation of the purchase price:
Current assets	$314	$611
Property and equipment	241	3,898
Goodwill	4,899	11,223
Identifiable intangible assets	579	1,934
Accounts payable and accrued expenses	(1,062)	(489)
Other noncurrent liabilities	(1,246)	(242)
Noncontrolling interest	(1,500)	—
	$2,225	$16,935

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of customers through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is not deductible for tax purposes. Goodwill generated in certain acquisitions, such as the acquisition of hair restoration centers, is not deductible for tax purposes due to the acquisition structure of the transaction.

During the nine months ended March 31, 2012 and 2011, certain of the Company’s salon acquisitions were from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company’s franchise buybacks.

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

Regis determined that the Company has met the power criterion due to the Company having the authority to direct the activities that most significantly impact Roosters’ economic performance. The Company concluded based on the considerations above that it is the primary beneficiary of Roosters and therefore the financial positions, results of operations, and cash flows of Roosters are consolidated in the Company’s financial statements from the acquisition date. Total assets, total liabilities and total shareholders’ equity of Roosters as of March 31, 2012 were $6.0, $2.1 and $3.9 million, respectively. Net income attributable to the noncontrolling interest in Roosters was $0.1 million for the three and nine months ended March 31, 2012, and was recorded within interest income and other, net in the Condensed Consolidated Statement of Operations. Shareholders’ equity attributable to the noncontrolling interest in Roosters was $1.6 million as of March 31, 2012 and was recorded within retained earnings on the Condensed Consolidated Balance Sheet.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of March 31, 2012 and June 30, 2011:

	March 31, 2012	June 30, 2011
	(Dollars in thousands)
Empire Education Group, Inc.	$87,100	$104,540
Provalliance	106,720	149,245
MY Style	626	2,210
Hair Club for Men, Ltd.	5,184	5,145
	$199,630	$261,140

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. EEG operates 105 accredited cosmetology schools. EEG’s financial results for the nine months ended March 31, 2012 were gross revenues of approximately $139 million, gross profit of approximately $51 million, operating income of approximately $13 million and net income of approximately $7 million. EEG’s financial results for the nine months ended March 31, 2011 were gross revenues of approximately $145 million, gross profit of approximately $54 million, operating income of approximately $15 million and net income of approximately $9 million.

At March 31, 2012, the Company had a $20.4 million outstanding loan receivable with EEG that was reclassified in the Condensed Consolidated Balance Sheet as other current assets during the three months ended March 31, 2012 as the loan is due in January 2013. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of March 31, 2012 and 2011. The Company reviews the outstanding loan with EEG for changes in circumstances or the occurrence of events that suggest the Company’s loan may not be recoverable. The $20.4 million outstanding loan with EEG as of March 31, 2012 is in good standing with no associated valuation allowance. During the three months ended March 31, 2012 and 2011, the Company recorded $0.1 and $0.2 million, respectively, of interest income related to the loan and revolving credit facility. During the nine months ended March 31, 2012 and 2011, the Company recorded $0.4 and $0.6 million, respectively, of interest income related to the loan and revolving credit facility. In addition, the Company received $0.4 and $1.0 million in principal payments on the loan during the three and nine months ended March 31, 2012, respectively. The Company has also guaranteed a credit facility of EEG.

The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility. Due to economic and other factors, the Company may be required to record impairment charges related to our investment in EEG and such impairments could be material to our consolidated balance sheet and results of operations. In addition, EEG may be required to record impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During the three months ended March 31, 2012 and 2011, the Company recorded $1.5 and $1.8 million, respectively, of equity earnings related to its investment in EEG. During the nine months ended March 31, 2012 and 2011, the Company recorded $4.0 and $4.7 million, respectively, of equity earnings related to its investment in EEG. EEG declared and distributed a dividend during the nine months ended March 31, 2011 for which the Company received $4.1 million in cash and recorded dividend tax expense of $0.3 million.

Provalliance

On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2012.

The merger agreement contains a right, Equity Put, to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. In December 2010, a portion of the Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately €40.4 million), bringing the Company’s total equity interest to 46.7 percent.

On April 9, 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million.  The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price.  The purchase price was negotiated independently of the Equity Put and the Equity Put and Equity Call will automatically terminate upon closing. If the closing does not occur by September 30, 2012, the Provost Family will not be entitled to exercise their Equity Put rights until September 30, 2014.

The Company evaluated whether the carrying value of its investment in Provalliance was recoverable based on its intent to sell the investment. Based on the status of the sale negotiation at March 31, 2012, the Company determined an other than temporary decline in the value of its investment in Provalliance had occurred. The Company recorded a $37.0 million other than temporary impairment charge for the three months ended March 31, 2012 related to the difference between the €80 million (approximately $106.7 million) purchase price and €107.8 million (approximately $143.8 million) carrying value of its investment in Provalliance.  In addition, the fair value of the Equity Put decreased by $20.2 million to $0.7 million as of March 31, 2012. The remaining Equity Put liability as of March 31, 2012 is associated with the probability of the Agreement not closing and the Equity Put remaining effective.  The $37.0 million other than temporary impairment charge, partially offset by the $20.2 million reduction in the fair value of the Equity Put, resulted in a net impairment charge of $16.8 million that is recorded within the equity in (loss) income of affiliated companies during the three and nine months ended March 31, 2012. Regis will not receive a tax benefit on the net impairment charge.

In connection with the Agreement, the Company is considering alternatives which may require reclassification of certain material cumulative foreign currency translation balances from the consolidated balance sheet to results of operations. As of March 31, 2012, the balance of cumulative foreign currency translation within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet was $62.6 million.

There is no change as of March 31, 2012 to the Company’s conclusion of Provalliance being a VIE for which the Franck Provost Group is the primary beneficiary.

The tables below contain details related to the Company’s investment in Provalliance:

Impact on Condensed Consolidated Balance Sheet

		Carrying Value at
	Classification	March 31, 2012	June 30, 2011
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$106,720	$149,245
Equity put option - Provalliance	Other noncurrent liabilities	667	22,700

Impact on Condensed Consolidated Statement of Operations

		For the Three Months Ended March 31,
	Classification	2012	2011
		(Dollars in thousands)
Equity in (loss) income, net of income taxes	Equity in loss of affiliated companies, net of income taxes	$(16,685)	$4,935

Impact on Condensed Consolidated Statement of Operations

		For the Nine Months Ended March 31,
	Classification	2012	2011
		(Dollars in thousands)
Equity in (loss) income, net of income taxes	Equity in (loss) income of affiliated companies, net of income taxes	$(10,244)	$7,991

Impact on Condensed Consolidated Statement of Cash Flows

		For the Nine Months Ended March 31,
	Classification	2012	2011
		(Dollars in thousands)
Equity in loss (income), net of income taxes	Equity in loss (income) of affiliated companies, net of income taxes	$10,244	$(7,991)
Cash dividends received	Dividends received from affiliated companies	—	1,224

After the Company filed its 10-Q for the period ended December 31, 2011, certain audit and other year-end adjustments were made by Provalliance for their year ended December 31, 2011. The Company recorded these adjustments in its quarter ended March 31, 2012. The adjustments totaled $1.4 million and increased the Company’s loss from continuing operations.

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

Exchangeable Note.  As of March 31, 2012, the principal amount outstanding under the Exchangeable Note is $1.2 million (100,000,000 Yen) and is due in September 2012. The Company reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.2 million outstanding Exchangeable Note with Yamano as of March 31, 2012 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded less than $0.1 million in interest income related to the Exchangeable Note during each of the nine month periods ended March 31, 2012 and 2011.

MY Style Note.  As of March 31, 2012, the principal amount outstanding under the MY Style Note is $1.3 million (104,328,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $1.3 million outstanding note with MY Style as of March 31, 2012 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during each of the nine month periods ended March 31, 2012 and 2011.

As of March 31, 2012, $2.2 and $0.6 million are recorded in the Condensed Consolidated Balance Sheet as current assets and investment in and loans to affiliates, respectively, representing the Company’s Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding notes.

All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction gain (loss) recorded through other income was $0.2 and $(1.1) million during the nine months ended March 31, 2012 and 2011, respectively.

Hair Club for Men, Ltd.

The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During the three months ended March 31, 2012 and 2011 the Company recorded income of $0.3 and $0.2 million, respectively, and received cash dividends of $0.3 and $0.2 million, respectively. During the nine months ended March 31, 2012 and 2011 the Company recorded income of $1.0 and $0.4 million, respectively, and received cash dividends of $0.9 and $0.7 million, respectively. The exposure to loss related to the Company’s involvement with Hair Club for Men, Ltd. is the carrying value of the investment.

6.                                     DISCONTINUED OPERATIONS:

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation.

The Company has a formal note receivable agreement with the purchaser of Trade Secret. The Company recorded valuation reserves of $9.0 and $22.2 million during the three months ended March 31, 2011 and June 30, 2011, respectively. The carrying value of the note receivable was fully reserved as of June 30, 2011. The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010 and will use the cash basis method for recognizing future interest income. The Company did not receive interest payments from the purchaser of Trade Secret during the nine months ended March 31, 2012.

The purchaser of Trade Secret emerged from bankruptcy in March 2012 and in conjunction, the Company entered into a credit and security agreement in which the principal balance of the note receivable was reduced to $18.0 million. Payments of $0.5 million are due quarterly beginning on May 31, 2012. Upon receipt of the quarterly payments through February 2019 the remaining principal and unpaid interest will be forgiven.

Effective in the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.3 and $0.6 million of other income related to warehouse services during the three months ended March 31, 2012 and 2011, respectively. During the nine months ended March 31, 2012 and 2011, the Company recognized $1.2 and $2.0 million, respectively, of other income related to warehouse services.

The following table provides the amounts due to the Company from the purchaser of Trade Secret:

	Classification	March 31, 2012	June 30, 2011
		(Dollars in thousands)

Carrying value:
Warehouse services	Receivables, net	$135	$320
Note receivable, current	Other current assets	2,912	2,607
Note receivable, current valuation allowance	Other current assets	(2,912)	(2,607)
Note receivable, long-term	Other assets	15,088	31,086
Note receivable, long-term valuation allowance	Other assets	(15,088)	(31,086)
Total note receivable, net		$135	$320

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

During the three and nine months ended March 31, 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

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

Cash Flow Hedges

As of March 31, 2012, the Company’s cash flow hedges consisted of forward foreign currency contracts.

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

The Company had the following derivative instruments in its Condensed Consolidated Balance Sheet as of March 31, 2012 and June 30, 2011:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	March 31, 2012	June 30, 2011	Classification	March 31, 2012	June 30, 2011
		(In thousands)			(In thousands)
Designated as hedging instruments — Cash Flow Hedges:
Forward foreign currency contracts	Other current assets	$—	$—	Other current liabilities	$(47)	$(599)

Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$24	$212	Other current liabilities	$—	$—
Total		$24	$212		$(47)	$(599)

The table below sets forth the gain (loss) on the Company’s derivative instruments recorded within accumulated other comprehensive income (AOCI) in the Consolidated Balance Sheet for the nine months ended March 31, 2012 and 2011. The table also sets forth the loss on the Company’s derivative instruments that has been reclassified from AOCI into current earnings during the nine months ended March 31, 2012 and 2011 within the following line items in the Condensed Consolidated Statement of Operations.

	Gain (Loss) Recognized in Other Comprehensive Income (Loss) Nine Months Ended March 31,		Loss Reclassified from Accumulated OCI into (Loss) Income Nine Months Ended March 31,
Type	2012	2011	Classification	2012	2011
	(In thousands)			(In thousands)

Designated as hedging instruments — Cash Flow Hedges:
Interest rate swaps	$—	$448		$—	$—
Forward foreign currency contracts	341	(455)	Cost of sales	—	(48)
Total	$341	$(7)		$—	$(48)

As of March 31, 2012 the Company estimates that it will reclassify into earnings during the next twelve months a gain of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

The table below sets forth the (loss) gain on the Company’s derivative instruments for nine months ended March 31, 2012 and 2011 recorded within interest income and other, net in the Condensed Consolidated Statement of Operations.

	Derivative Impact on (Loss) Income for the Nine Months Ended March 31,
Type	Classification	2012	2011
		(In thousands)
Freestanding derivative contracts — not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(189)	$426

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

9.             FINANCING ARRANGEMENTS:

The Company’s long-term debt as of March 31, 2012 and June 30, 2011 consisted of the following:

		Interest rate percentage		Amounts outstanding
	Maturity Dates	March 31, 2012	June 30, 2011	March 31, 2012	June 30, 2011
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013 — 2018	6.69 — 8.50%	6.69 — 8.50%	$115,714	$133,571
Convertible senior notes	2015	5.00	5.00	159,873	156,248
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 — 2016	4.90 — 8.78	8.80 — 9.14	16,312	22,273
Other notes payable	2012 — 2013	5.75 — 8.00	5.75 — 8.00	408	1,319
				292,307	313,411
Less current portion				(28,877)	(32,252)
Long-term portion				$263,430	$281,159

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. The Company was in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2012.

The table below contains details related to the Company’s financing arrangements during the nine months ended March 31, 2012 and 2011:

	For the Nine Months Ended March 31,
Total Debt	2012	2011
	(Dollars in Thousands)
Balance at June 30,	$313,411	$440,029
Repayment of long-term debt and capital lease obligations	(9,669)	(3,334)
Amortized debt discount	1,183	1,086
Other	(910)	1,888
Balance at September 30,	$304,015	$439,669
Repayment of long-term debt and capital lease obligations	(12,321)	(39,258)
Amortized debt discount	1,208	1,110
Other	(21)	2,624
Balance at December 31,	$292,881	$404,145
Repayment of long-term debt and capital lease obligations	(1,811)	(2,937)
Amortized debt discount	1,234	1,134
Other	3	1,949
Balance at March 31,	$292,307	$404,291

Private Shelf Agreement

At March 31, 2012 and June 30, 2011, the Company had $115.7 and $133.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company’s long-term debt at March 31, 2012 and June 30, 2011. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. Upon the July 2009 issuance the notes were convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of March 31, 2012, the conversion rate was 65.0715 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.37 per share of the Company’s common stock).

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

The following table provides equity and debt information for the convertible senior notes:

Convertible Senior Notes Due 2014	March 31, 2012	June 30, 2011
	(Dollars in thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(12,627)	(16,252)
Net carrying amount of convertible debt	$159,873	$156,248

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Nine Months Ended March 31,
Convertible Senior Notes Due 2014	2012	2011
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$6,469	$6,469
Interest cost related to amortization of the discount	3,625	3,329
Total interest cost	$10,094	$9,798

Revolving Credit Facility

As of March 31, 2012 and June 30, 2011, the Company had no outstanding borrowings under its revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.1 and $26.0 million at March 31, 2012 and June 30, 2011, respectively, primarily related to its self-insurance program. Unused available credit under the facility at March 31, 2012 and June 30, 2011 was $373.9 and $374.0 million, respectively. The facility expires in June 2016.

Equipment and Leasehold Notes Payable

The equipment and leasehold notes payable are primarily comprised of capital lease obligations. In September 2011, the Company entered into an agreement to refinance existing capital leases to a three year term with a contract rate of 4.9 percent.  Capital leases of $20.5 million are amortized at the historical rate of 9.2 percent.  There was no gain or loss recorded on the refinance. The Company entered into the refinancing to reduce cash interest payments.

Other Notes Payable

The Company had $0.4 and $1.3 million in unsecured outstanding notes at March 31, 2012 and June 30, 2011, respectively, related to debt assumed in acquisitions.

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

During the three and nine months ended March 31, 2012, the Company’s continuing operations recognized tax expense of $6.0 and $5.3 million, respectively, with corresponding effective tax rates of 32.4 and 13.0 percent utilizing the year-to-date method.  This is compared to a tax benefit of $44.7 and $29.7 million with corresponding effective tax rates of 65.2 and 112.1 percent in the comparable periods of the prior year utilizing the estimated annual effective tax rate method. The Company utilized the year-to-date method in calculating its tax rate for the three and six months ended December 31, 2011 rather than utilizing its historical method of calculating an estimated annual effective tax rate. As a result, the Company calculated its tax rate utilizing the year-to-date method for the three and nine months ending March 31, 2012. The effective income tax rate for the three and nine months ended March 31, 2012 was impacted by $0.9 million in release of tax reserves and $0.6 million of qualifying employment tax credits.

The effective income tax rate for the three and nine months ended March 31, 2011 was negatively impacted by the $74.1 million impairment of goodwill in the North American segment which is only partially deductible for tax purposes.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest. Other than the tax reserve release described above, there were no material adjustments to our recorded liability for unrecognized tax benefits during the three and nine months ended March 31, 2012.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months. However, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, Luxembourg and the Netherlands as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2009 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2007. However, the Company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2000 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

11.          SEGMENT INFORMATION:

As of March 31, 2012, the Company owned, franchised, or held ownership interests in approximately 12,700 worldwide locations. The Company’s locations consisted of 9,380 North American salons (located in the United States, Canada and Puerto Rico), 402 international salons, 98 hair restoration centers and approximately 2,780 locations in which the Company maintains an ownership interest.

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

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended March 31, 2012
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$390,202	$22,771	$17,229	$—	$430,202
Product	103,335	9,818	19,864	—	133,017
Royalties and fees	9,775	—	590	—	10,365
	503,312	32,589	37,683	—	573,584
Operating expenses:
Cost of service	227,702	11,822	10,855	—	250,379
Cost of product	51,520	5,344	6,966	—	63,830
Site operating expenses	45,314	1,834	1,687	—	48,835
General and administrative	27,188	2,980	9,992	34,103	74,263
Rent	73,087	8,604	2,198	479	84,368
Depreciation and amortization	16,748	1,403	3,244	5,314	26,709
Total operating expenses	441,559	31,987	34,942	39,896	548,384

Operating income (loss)	61,753	602	2,741	(39,896)	25,200

Other income (expense):
Interest expense	—	—	—	(6,790)	(6,790)
Interest income and other, net	—	—	—	123	123
Income (loss) from continuing operations before income taxes and equity in loss of affiliated companies	$61,753	$602	$2,741	$(46,563)	$18,533

	For the Three Months Ended March 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$398,731	$24,550	$16,828	$—	$440,109
Product	101,907	10,985	18,458	—	131,350
Royalties and fees	9,201	—	607	—	9,808
	509,839	35,535	35,893	—	581,267
Operating expenses:
Cost of service	233,404	12,153	9,817	—	255,374
Cost of product	51,209	5,885	5,974	—	63,068
Site operating expenses	46,932	2,244	1,346	—	50,522
General and administrative	30,771	2,915	10,507	42,197	86,390
Rent	72,577	9,006	2,297	511	84,391
Depreciation and amortization	18,347	1,069	3,195	4,315	26,926
Goodwill impairment	74,100	—	—	—	74,100
Total operating expenses	527,340	33,272	33,136	47,023	640,771

Operating (loss) income	(17,501)	2,263	2,757	(47,023)	(59,504)

Other income (expense):
Interest expense	—	—	—	(8,337)	(8,337)
Interest income and other, net	—	—	—	(651)	(651)
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	$(17,501)	$2,263	$2,757	$(56,011)	$(68,492)

	For the Nine Months Ended March 31, 2012
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,160,060	$71,955	$51,186	$—	$1,283,201
Product	304,634	28,192	59,316	—	392,142
Royalties and fees	28,544	—	1,724	—	30,268
	1,493,238	100,147	112,226	—	1,705,611
Operating expenses:
Cost of service	669,528	37,634	31,569	—	738,731
Cost of product	151,717	15,177	20,384	—	187,278
Site operating expenses	138,076	6,868	4,771	—	149,715
General and administrative	85,478	8,861	27,325	106,344	228,008
Rent	219,988	26,428	6,693	1,179	254,288
Depreciation and amortization	52,410	3,821	9,802	26,477	92,510
Goodwill impairment	—	—	78,426	—	78,426
Total operating expenses	1,317,197	98,789	178,970	134,000	1,728,956

Operating income (loss)	176,041	1,358	(66,744)	(134,000)	(23,345)

Other income (expense):
Interest expense	—	—	—	(21,353)	(21,353)
Interest income and other, net	—	—	—	4,098	4,098
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$176,041	$1,358	$(66,744)	$(151,255)	$(40,600)

	For the Nine Months Ended March 31, 2011
	Salons		Hair Restoration	Unallocated
	North America	International	Centers	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,184,708	$75,547	$50,322	$—	$1,310,577
Product	305,802	32,123	55,854	—	393,779
Royalties and fees	27,711	—	1,817	—	29,528
	1,518,221	107,670	107,993	—	1,733,884
Operating expenses:
Cost of service	687,440	38,195	28,945	—	754,580
Cost of product	152,564	17,396	18,109	—	188,069
Site operating expenses	140,000	7,027	3,101	—	150,128
General and administrative	93,134	9,126	27,362	106,690	236,312
Rent	219,649	26,579	6,875	1,631	254,734
Depreciation and amortization	53,002	3,317	9,507	13,341	79,167
Goodwill impairment	74,100	—	—	—	74,100
Total operating expenses	1,419,889	101,640	93,899	121,662	1,737,090

Operating income (loss)	98,332	6,030	14,094	(121,662)	(3,206)

Other income (expense):
Interest expense	—	—	—	(25,998)	(25,998)
Interest income and other, net	—	—	—	2,730	2,730
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$98,332	$6,030	$14,094	$(144,930)	$(26,474)

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of March 31, 2012 and the related condensed consolidated statements of operations for the three and nine month periods ended March 31, 2012 and 2011 and the condensed consolidated statement of cash flows for the nine month periods ended March 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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
May 10, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS, we, our, or us) owns, franchises or holds ownership interests in beauty salons, hair restoration centers and educational institutions. As of March 31, 2012, we owned, franchised or held ownership interests in approximately 12,700 worldwide locations. Our locations consisted of 9,782 system wide North American and international salons, 98 hair restoration centers and approximately 2,780 locations in which we maintain an ownership interest. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,380 salons, including 2,015 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 402 company-owned salons, located in the United Kingdom. Our hair restoration centers, operating under the trade name Hair Club for Men and Women, include 98 North American locations, including 29 franchise locations. As of March 31, 2012, we had approximately 52,000 corporate employees worldwide.

On August 1, 2007, we contributed our 51 accredited cosmetology schools to Empire Education Group, Inc., creating the largest beauty school operator in North America. As of March 31, 2012, we own a 55.1 percent equity interest in Empire Education Group, Inc. (EEG). Our investment in EEG is accounted for under the equity method. The combined Empire Education Group, Inc. includes 105 accredited cosmetology schools with annual revenues of approximately $193 million.

On January 31, 2008, we merged our continental European franchise salon operations with the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger agreement contains a right, equity put, to require us to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. In March 2011 the Company acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million). As of March 31, 2012, we own 46.7 percent of the equity interest in Provalliance. Our investment in Provalliance is accounted for under the equity method. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe’s largest salon operator with approximately 2,500 company-owned and franchise salons as of March 31, 2012.

On April 9, 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family for a purchase price of €80 million.  The transaction is expected to close no later than September 30, 2012 and is subject to the Provost family securing financing for the purchase price.  The purchase price was negotiated independently of the equity put and the equity put and equity call will automatically terminate upon closing. If the closing does not occur by September 30, 2012, the Provost family will not be entitled to exercise their equity put rights until September 30, 2014.

The Company recorded a $37.0 million other than temporary impairment charge for the three months ended March 31, 2012 related to the difference between the €80 million (approximately $106.7 million) purchase price and €107.8 million (approximately $143.8 million) carrying value of its investment in Provalliance.  In addition, the fair value of the equity put decreased by $20.2 million to $0.7 million as of March 31, 2012. The remaining equity put liability as of March 31, 2012 is associated with the probability of the Agreement not closing and the equity put remaining effective.  The $37.0 million other than temporary impairment charge, partially offset by the $20.2 million reduction in the fair value of the equity put, resulted in a net impairment charge of $16.8 million that is recorded within the equity in (loss) income of affiliated companies during the three and nine months ended March 31, 2012. Regis will not receive a tax benefit on the net impairment charge.

In connection with the Agreement, the Company is considering alternatives which may require reclassification of certain material cumulative foreign currency translation balances from the consolidated balance sheet to results of operations. As of March 31, 2012, the balance of cumulative foreign currency translation within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet was $62.6 million.

Our fiscal year 2012 growth strategy has been focused on increasing customer visits by improving the salon experience. We are executing our strategy through four focus areas of putting customers and stylists first, leveraging the power of our salon brands, technology and connectivity, and delivering improved financial performance. Initiatives of these four focus areas include:

• Putting customers and stylists first through improving both the experience for the person in the chair and behind the chair. The Company is working on attracting, developing and retaining the best stylists through orientation programs, training and development and rewards and recognition.

• Leveraging the power of our salon brands through focusing on the best brands within the best markets, enhanced focus and alignment and aggressive strategies including discounting. We are focused on our consumer segmentation strategy and currently working to categorize our salons into one of four distinct consumer segments: Value, Value Full Service, Enhanced Full Service, and Mass Premium. We will achieve scale by simplifying and consolidating our operating models around these four consumer segments. By simplifying our operating models we can convert existing brands within a consumer segment and leverage our marketing spend. Brand consolidation will focus on a “best brands in the best markets” approach.

• Using technology and connectivity, including internet in the salons, to enhance effectiveness of field management and improve customer satisfaction and retention.

• Delivering improved financial performance through undertaking cost savings initiatives in the range of $35.0 to $40.0 million, including a home office workforce reduction, renegotiated interest rates, and reduced travel costs. Net of investments in our various business initiatives and cost increases in other expense categories, our net cost savings will be approximately $25.0 million in fiscal year 2012.

Maintaining financial flexibility is a key element in continuing our successful growth. With strong operating cash flow and balance sheet, we are confident that we will be able to financially support our long-term growth objectives.

We are in compliance with all covenants and other requirements of our financing arrangements as of March 31, 2012.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and customer traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives. In fiscal year 2012, our outlook for constructed salons is approximately 285 units. In fiscal year 2012, capital expenditures and acquisitions are expected to be approximately $95 and up to $5 million, respectively.

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

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to the third fiscal quarter of 2012, we acquired 8,051 salons, net of franchise buybacks. Once customer visitations normalize, we anticipate adding several hundred company-owned salons each year from acquisitions. Some of these acquisitions may include buying salons from our franchisees.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2011 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2011 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and nine months ended March 31, 2012.

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

As a result of the Company’s interim impairment test of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit.  After the impairment charge the Hair Restoration Centers reporting unit had $74.4 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the three and nine months ended March 31, 2012 within Note 10 to the Condensed Consolidated Financial Statements.

The Company recorded a $74.1 million impairment charge for the Promenade salon concept as a result of the Company’s impairment testing of goodwill during the third quarter of fiscal year 2011. As of June 30, 2011, the estimated fair value of the Regis salon concept reporting unit exceeded the carrying value by approximately 18.0 percent.  The respective fair values of the Company’s remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2011. While the Company has determined the estimated fair values of Promenade, Hair Restoration Centers and Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis, Hair Restoration Centers, and Promenade may experience additional impairment in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of the Regis and Promenade salon concepts and Hair Restoration Centers goodwill is dependent on many factors and cannot be predicted with certainty.

As of March 31, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

As the Company performed an impairment test on the Hair Restoration Centers reporting unit goodwill during the nine months ended March 31, 2012 and it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods, a summary of the critical assumptions utilized during the interim impairment test of the Hair Restoration Centers reporting unit is outlined below:

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

The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers reporting unit goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant, in thousands, except percentages):

Critical Assumptions	Increase (Decrease)	Approximate Impact on Fair Value
		(In thousands)
Discount Rate	1.0%	$12,000
Same-Store Sales	(1.0)	3,000

A summary of the Company’s goodwill balance as of March 31, 2012 and June 30, 2011 by reporting unit is as follows:

Reporting Unit	As of March 31, 2012	As of June 30, 2011
	(Dollars in thousands)
Regis	$103,650	$103,761
MasterCuts	4,652	4,652
SmartStyle	48,678	48,916
Supercuts	129,548	129,477
Promenade	244,271	240,910
Total North America Salons	530,799	527,716
Hair Restoration Centers	74,372	152,796
Total	$605,171	$680,512

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2012

•                  Revenues decreased 1.3 percent to $573.6 million and consolidated same-store sales decreased 3.4 percent. The Company experienced a decline in customer visitations and average ticket price. Partially offsetting the decrease in revenues was the benefit of the additional day from leap year and a favorable calendar shift.

•                  We built 46 corporate locations and closed, converted, or relocated 127 locations. Our franchisees constructed 26 locations and closed, sold back to us, or relocated 20 locations. As of March 31, 2012, we had 7,767 company-owned salon locations, 2,015 franchise salon locations and 98 hair restoration centers (69 company-owned and 29 franchise locations).

•                  The Company recorded $1.6 million in depreciation expense associated with its internally developed POS system. Of the $1.6 million, there was incremental depreciation expense of $1.1 million ($0.7 million net of tax or $0.01 per diluted share) associated with the adjustment to the useful life.

•                  The Company recorded $5.6 million in senior management restructuring and other severance charges.

•                  The Company recorded a $16.8 million net impairment charge associated with the Agreement entered into on April 9, 2012 to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price.  The $16.8 million net impairment charge recorded within equity in (loss) income of affiliated companies in the Condensed Consolidated Statement of Operations consists of a $37.0 million impairment charge related to the difference between the purchase price and carrying value of the Company’s investment in Provalliance, partially offset by a $20.2 million decrease in the fair value of the Equity Put.

RESULTS OF OPERATIONS

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months		Nine Months
Results of Operations as a Percent of Revenues	2012	2011	2012	2011
Service revenues	75.0%	75.7%	75.2%	75.6%
Product revenues	23.2	22.6	23.0	22.7
Franchise royalties and fees	1.8	1.7	1.8	1.7

Operating expenses:
Cost of service (1)	58.2	58.0	57.6	57.6
Cost of product (2)	48.0	48.0	47.8	47.8
Site operating expenses	8.5	8.7	8.8	8.7
General and administrative	12.9	14.9	13.4	13.6
Rent	14.7	14.5	14.9	14.7
Depreciation and amortization	4.7	4.6	5.4	4.6
Goodwill impairment	—	12.7	4.6	4.3

Operating income (loss)	4.4	(10.2)	(1.4)	(0.2)

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	3.2	(11.8)	(2.4)	(1.5)

(Loss) income from continuing operations	(0.4)	(4.4)	(3.0)	0.4

Income from discontinued operations	0.2	—	0.1	—

Net (loss) income	(0.2)	(4.4)	(3.0)	0.4

(1)            Computed as a percent of service revenues and excludes depreciation expense.

(2)            Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 1.3 percent to $573.6 million during the three months ended March 31, 2012 and decreased 1.6 percent to $1,705.6 million during the nine months ended March 31, 2012. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2012	2011	2012	2011
	(Dollars in thousands)
North American salons:
Regis	$105,507	$109,588	$315,003	$326,021
MasterCuts	40,549	41,786	121,300	125,121
SmartStyle	133,715	137,046	388,179	399,270
Supercuts	86,698	80,083	255,332	237,716
Promenade	136,843	141,336	413,424	430,093
Total North American salons	503,312	509,839	1,493,238	1,518,221
International salons	32,589	35,535	100,147	107,670
Hair restoration centers	37,683	35,893	112,226	107,993
Consolidated revenues	$573,584	$581,267	$1,705,611	$1,733,884
Percent change from prior year	(1.3)%	(1.1)%	(1.6)%	(2.0)%
Salon same-store sales decrease (1)	(3.4)%	(2.3)%	(3.2)%	(1.7)%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2012 and 2011, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2012	2011	2012	2011
Acquisitions (previous twelve months)	0.4%	1.3%	0.9%	0.9%
Organic	0.5	(1.6)	(0.8)	(1.6)
Foreign currency	(0.2)	0.5	0.2	0.2
Franchise	0.2	0.0	0.1	0.0
Closed salons	(2.2)	(1.3)	(2.0)	(1.5)
	(1.3)%	(1.1)%	(1.6)%	(2.0)%

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

We acquired 20 salons (including 18 franchise salon buybacks) and zero hair restoration centers during the twelve months ended March 31, 2012. The organic increase during the three months ended March 31, 2012 was primarily due to construction of 181 company-owned salons and five hair restoration centers during the twelve months ended March 31, 2012, partially offset by consolidated same-store sales decrease of 3.4 percent. The organic decrease during the nine months ended March 31, 2012 was primarily due to consolidated same-store sales decrease of 3.2 percent, partially offset by the construction of the 181 company-owned salons and five hair restoration centers during the twelve months ended March 31, 2012. The three and nine months ended March 31, 2012 also benefited from an additional day due to the leap year and a favorable calendar shift.  We closed 330 salons (including 44 franchise salons) and one hair restoration center during the twelve months ended March 31, 2012.

During the three months ended March 31, 2012, the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British pound and Euro, as compared to the exchange rates for the comparable prior periods. During the nine months ended March 31, 2012, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British pound and Euro, as compared to the exchange rates for the comparable prior periods.  The impact of foreign currency was calculated by multiplying current year revenues in local currencies by the change in the foreign currency exchange rate between the current and prior fiscal year.

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

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues.  Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Total service revenues for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2012	$430,202	$(9,907)	(2.3)%
2011	440,109	(7,770)	(1.7)
Nine Months
2012	$1,283,201	$(27,376)	(2.1)%
2011	1,310,577	(21,705)	(1.6)

The decrease in service revenues during the three and nine months ended March 31, 2012 was due to same-store service sales decreasing 4.1 and 3.5 percent, respectively, which was primarily as a result of a decline in same-store customer visits, a decline in average ticket due to promotional programs designed to generate additional customer visits in the salons with the promotional programs, and the closure of 286 company-owned salons and one hair restoration center during the twelve months ended March 31, 2012. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months, the additional day from leap year, a favorable calendar shift and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro during the nine months ended March 31, 2012.

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

Product Revenues. Product revenues are primarily sales at company-owned salons, hair restoration centers and sales of product and equipment to franchisees. Total product revenues for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2012	$133,017	$1,667	1.3%
2011	131,350	1,401	1.1
Nine Months
2012	$392,142	$(1,637)	(0.4)%
2011	393,779	(12,994)	(3.2)

The increase in product revenues during the three months ended March 31, 2012 was primarily due to the additional day from leap year, a favorable calendar shift, and an increase in product sales to franchisees as a result of an increase in franchise locations, partially offset by same-store sales decreasing 0.9 percent and the closure of 287 company-owned locations during the twelve months ended March 31, 2012. The decrease in product revenues during the nine months ended March 31, 2012 was primarily due to same-store product sales decreasing 2.1 percent, and the closure of 287 company-owned locations during the twelve months ended March 31, 2012, partially offset by the additional day from leap year, a favorable calendar shift, and an increase in product sales to franchisees as a result of an increase in franchise locations.

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

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended March 31,	Revenues	Dollar	Percentage
	(Dollars in thousands)
Three Months
2012	$10,365	$557	5.7%
2011	9,808	65	0.7
Nine Months
2012	$30,268	$740	2.5%
2011	29,528	97	0.3

Total franchise locations open at March 31, 2012 were 2,044, including 29 franchise hair restoration centers, as compared to 1,966, including 29 franchise hair restoration centers, at March 31, 2011. During the nine months ended March 31, 2012, we purchased a franchise network, consisting of 31 franchise locations. We purchased 18 of our franchise salons during the twelve months ended March 31, 2012. The increase in royalties and fees was primarily due to same-store sales increases at franchise locations and an increase in new store openings as compared to the corresponding periods of the prior fiscal year.

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

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon and hair restoration center employees, the cost of product used in providing services and the cost of products sold to customers and franchisees.  The resulting gross margin for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$249,010	44.2%	$(4,007)	(1.6)%	(10)
2011	253,017	44.3	(7,182)	(2.8)	(70)
Nine Months
2012	$749,334	44.7%	$(12,373)	(1.6)%	—
2011	761,707	44.7	(13,023)	(1.7)	20

(1)         Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization).  Service margin for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$179,823	41.8%	$(4,912)	(2.7)%	(20)
2011	184,735	42.0	(7,576)	(3.9)	(90)
Nine Months
2012	$544,470	42.4%	$(11,527)	(2.1)%	—
2011	555,997	42.4	(15,936)	(2.8)	(50)

(1)         Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three months ended March 31, 2012 was primarily due to an increase in labor costs within our Hair Restoration Centers segment, negative leverage on fixed payroll costs due to negative same-store service sales in our international segment, and an increase in payroll taxes as a result of states increasing unemployment taxes. Partially offsetting the decrease was increased productivity in our North American segment, lower commissions as a result of the implementation of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims.

Service margin as a percent of service revenues during the nine months ended March 31, 2012 was consistent with the comparable prior period. Lower commissions as a result of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims were offset by an increase in payroll taxes as a result of states increasing unemployment taxes, negative leverage on fixed payroll costs due to negative same-store service sales in our international segment, and an increase in the cost of labor costs within our Hair Restoration Centers segment.

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

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Product	Margin as % of Product	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$69,187	52.0%	$905	1.3%	—
2011	68,282	52.0	394	0.6	(20)
Nine Months
2012	$204,864	52.2%	$(846)	(0.4)%	—
2011	205,710	52.2	2,913	1.4	230

(1)         Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

Product margin as a percent of product revenues during the three months ended March 31, 2012 was consistent with the comparable prior period primarily due to a reduction in commissions paid to new employees on retail product sales in our North American segment.  Offsetting this reduction was an increase in the cost of hair systems in our Hair Restoration Centers segment.

Product margin as a percent of product revenues during the nine months ended March 31, 2012 was consistent with the comparable prior period primarily due to a reduction in commissions paid to new employees on retail product sales in our North American segment. Offsetting these improvements was an increase in the cost of hair systems in our Hair Restoration Centers segment, increases in freight costs due to higher fuel prices and a shift in sales mix to lower margin products and promotional items in our North American segment.

The basis point decrease in product margin as a percent of product revenues during the three months ended March 31, 2011 was primarily due to an increase in sales of slightly lower-profit margin appliances in our international segment and an increase in the cost of hair systems in our Hair Restoration Centers segment, partially offset by reduced commissions paid to new employees on retail product sales in our North American segment.

The basis point increase in product margin as a percent of product revenues during the nine months ended March 31, 2011 was primarily the result of the comparable period including $20.0 million of product sold to the purchaser of Trade Secret at cost.

Site Operating Expenses

This expense category includes direct costs incurred by our salons and hair restoration centers such as on-site advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$48,835	8.5%	$(1,687)	(3.3)%	(20)
2011	50,522	8.7	2,242	4.6	50
Nine Months
2012	$149,715	8.8%	$(413)	(0.3)%	10
2011	150,128	8.7	2,763	1.9	40

(1)         Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in site operating expenses as a percent of consolidated revenues during the three months ended March 31, 2012 was primarily due to a decrease in advertising spend due to the timing of promotions.

The basis point increase in site operating expenses as a percent of consolidated revenues during the nine months ended March 31, 2012 was primarily due to negative leverage from the decrease in same-store sales, partially offset by a reduction in self insurance accruals and cost savings associated with inventory counts.

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

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$74,263	12.9%	$(12,127)	(14.0)%	(200)
2011	86,390	14.9	13,649	18.8	250
Nine Months
2012	$228,008	13.4%	$(8,304)	(3.5)%	(20)
2011	236,312	13.6	18,400	8.4	130

(1)         Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2012 was primarily due to the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret. Also contributing to the improvement was a reduction in salaries and other employee benefits as a result of the reduction in force that occurred in January 2012 and decline in travel expense that was the result of the implementation of portable technology for field staff. Partially offsetting the basis point improvement was the incremental costs associated with the Company’s senior management restructuring and severance charges.

The basis point improvement in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2012 was primarily due to the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret. Partially offsetting the basis point improvement was the incremental costs associated with the Company’s senior management restructuring and severance charges and professional fees incurred in connection with the contested proxy.

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

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and nine months ended March 31, 2012 and 2011 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$84,368	14.7%	$(23)	(0.0)%	20
2011	84,391	14.5	(1,517)	(1.8)	(10)
Nine Months
2012	$254,288	14.9%	$(446)	(0.2)%	20
2011	254,734	14.7	(2,564)	(1.0)	20

(1)         Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2012 was primarily due to negative leverage in this fixed cost category due to negative same-stores sales.

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

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and nine months ended March 31, 2012 and 2011 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$26,709	4.7%	$(217)	(0.8)%	10
2011	26,926	4.6	374	1.4	10
Nine Months
2012	$92,510	5.4%	$13,343	16.9%	80
2011	79,167	4.6	(2,086)	(2.6)	—

(1)         Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2012 was primarily due to accelerated depreciation expense resulting from the useful life adjustment of the Company’s internally developed point-of-sale (POS) system. The accelerated depreciation was $1.1 and $16.2 million during the three and nine months ended March 31, 2012, respectively.

D&A as a percent of consolidated revenues during the three months ended March 31, 2011 increased slightly due to fixed asset write-offs associated with salon closures. D&A as a percent of consolidated revenues during the nine months ended March 31, 2011 was consistent with prior year depreciation and amortization expense as a percent of consolidated revenues.

Goodwill Impairment

Goodwill impairment charges for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Goodwill	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Impairment	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$—	—%	$(74,100)	N/A	(1,270)
2011	74,100	12.7	38,823	110.1%	670
Nine Months
2012	$78,426	4.6%	$4,326	5.8%	30
2011	74,100	4.3	38,823	110.1	230

(1)         Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

During the nine months ended March 31, 2012, the Company recorded $78.4 million of goodwill impairment expense related to the Hair Restoration Centers reporting unit. Due to the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs, the estimated fair value of the Hair Restoration Centers operations was less than the carrying value of this reporting unit’s net assets, including goodwill. The $78.4 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

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

Interest Expense

Interest expense for the three and nine months ended March 31, 2012 and 2011 was as follows:

		Expense as % of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended March 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$6,790	1.2%	$(1,547)	(18.6)%	(20)
2011	8,337	1.4	(702)	(7.8)	(10)
Nine Months
2012	$21,353	1.3%	$(4,645)	(17.9)%	(20)
2011	25,998	1.5	(19,426)	(42.8)	(110)

(1)         Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest expense as a percent of consolidated revenues during the three and nine months ended March 31, 2012 was primarily due to decreased debt levels as compared to the three and nine months ended March 31, 2011, respectively.

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

Interest Income and Other, net

Interest income and other, net for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Interest Income	Income (Expense) as % of Consolidated	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	and Other, net	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$123	0.0%	$774	118.9%	10
2011	(651)	(0.1)	(3,776)	(120.8)	(60)
Nine Months
2012	$4,098	0.2%	$1,368	50.1%	—
2011	2,730	0.2	(4,038)	(59.7)	(20)

(1)         Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

Interest income and other, net as a percent of consolidated revenues during the three and nine months ended March 31, 2012 increased by ten basis points and was consistent, respectively, with the comparable prior period. The basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended March 31, 2012 was primarily due to the foreign currency impact related to the Company’s investment in MY Style, partially offset by lower fees received in the current year for warehousing services provided to the purchaser of Trade Secret. Foreign currency impact related to the Company’s investment in MY Style and a favorable legal settlement during the nine months ended March 31, 2012 were offset by the prior year comparable period including an interest payment of $0.7 million received on the note receivable with the purchaser of Trade Secret and lower fees received during the nine months ended March 31, 2012 for warehousing services provided to the purchaser of Trade Secret.

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

Income Taxes

Our reported effective income tax rate for the three and nine months ended March 31, 2012 and 2011 was as follows:

		Basis Point(1)
Periods Ended March 31,	Effective Rate	(Decrease) Increase
Three Months
2012	32.4%	(3,280)
2011	65.2	5,410
Nine Months
2012	13.0%	(9,910)
2011	112.1	6,830

(1)         Represents the basis point change in income tax expense as a percent of (loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three and nine months ended March 31, 2012 was primarily due to $0.9 million in release of tax reserves and $0.6 million of qualifying employment tax credits.  In addition, for the nine months ended March 31, 2012, the basis point decrease was due to a majority of the Hair Restoration Centers $78.4 million goodwill impairment charge being non-deductible for tax purposes.  This resulted in the Company recording less of a tax benefit on the pre-tax loss during the nine months ended March 31, 2012 that would otherwise be expected utilizing the Company’s historical range of tax rates.

The basis point increase in our overall effective income tax rate for the three and nine months ended March 31, 2011 was primarily due to the $74.1 million goodwill impairment in the North American segment which was only partially deductible for tax purposes.  Due to accounting for income taxes guidance, the tax impact of the goodwill impairment was recorded through the effective tax rate and therefore, impacted both the third and fourth quarter of fiscal year 2011.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in (loss) income of affiliates represents the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments. Equity in (loss) income of affiliated companies for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Equity in	Decrease Over Prior Fiscal Year
Periods Ended March 31,	(Loss) Income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$(15,001)	$(13,488)	(891.5)%
2011	(1,513)	(4,193)	(156.5)
Nine Months
2012	$(5,688)	$(9,974)	(232.7)%
2011	4,286	(4,108)	(48.9)

The equity in loss of affiliated companies during the three and nine months ended March 31, 2012 was primarily the result of a $16.8 million net impairment charge associated with the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family for €80 million, and decreases in EEG’s and Provalliance’s net income over the comparable period.

The equity in loss of affiliated companies during the three months ended March 31, 2011 was the result of an $8.7 million impairment loss related to the Company’s investment in MY Style. The impairment charge was based on the decline in the equity value of MY Style as a result of changes in projected revenue growth after the Japanese natural disasters that occurred in March 2011. Partially offsetting the impairment loss was a $2.5 million net gain related to the settlement of a portion of the Company’s equity put liability and additional ownership in Provalliance, and an increase in EEG’s and Provalliance’s net income over the comparable prior period.

The decrease in equity in income during the nine months ended March 31, 2011 was a result of an $8.7 million, impairment loss related to the Company’s investment in MY Style, partially offset by the Company’s share of EEG’s and Provalliance’s increased net income over the comparable prior period.

Income from Discontinued Operations

Income from discontinued operations for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Income from	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Discontinued Operations	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$1,099	$1,099	N/A
2011	—	—	—%
Nine Months
2012	$1,099	$1,099	N/A
2011	—	(3,161)	N/A

During the three and nine months ended March 31, 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. The impact of foreign currency exchange for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Impact on Revenues		Impact on (Loss) Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Three Months
Canadian dollar	$(555)	$2,440	$(92)	$(74)
British pound	(420)	687	0	36
Euro	(79)	23	(21)	150
Total	$(1,054)	$3,150	$(113)	$112
Nine Months
Canadian dollar	$2,383	$6,248	$328	$466
British pound	1,024	(2,622)	1	(118)
Euro	144	(415)	7	174
Total	$3,551	$3,211	$336	$522

Results of Operations by Segment

Based on our internal management structure, we report three segments: North American salons, international salons and hair restoration centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues.  Total North American salon revenues for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year		Same-Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2012	$503,312	$(6,527)	(1.3)%	(3.5)%
2011	509,839	(7,139)	(1.4)	(2.6)
Nine Months
2012	$1,493,238	$(24,983)	(1.6)%	(3.1)%
2011	1,518,221	(30,436)	(2.0)	(1.9)

The percentage decreases during the three and nine months ended March 31, 2012 and 2011 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2012	2011	2012	2011
Acquisitions (previous twelve months)	0.4%	1.3%	0.9%	1.0%
Organic	0.7	(1.9)	(0.6)	(2.0)
Foreign currency	(0.1)	0.5	0.2	0.4
Franchise	0.1	0.0	0.0	(0.0)
Closed salons	(2.4)	(1.3)	(2.1)	(1.4)
	(1.3)%	(1.4)%	(1.6)%	(2.0)%

We acquired 20 North American salons during the twelve months ended March 31, 2012, including 18 franchise buybacks. In addition, we closed 274 North American salons during the twelve months ended March 31, 2012. The organic increase for the three months ended March 31, 2012 was primarily the result of the construction (net of relocations) of 165 company-owned salons during the twelve months ended March 31, 2012, an additional day from leap year, and a favorable calendar shift, partially offset by same-store sales decrease of 3.5 percent. The organic decrease for the nine months ended March 31, 2012 was primarily the result of same-store sales decrease of 3.1 percent, partially offset by the construction (net of relocations) of 165 company-owned salons during the twelve months ended March 31 2012, an additional day from leap year, and a favorable calendar shift. The same-store sales decreases for the three and nine months ended March 31, 2012 were primarily the result of a decline in customer visitations and a decrease in average ticket.  The foreign currency impact during the three months ended March 31, 2012 was driven by the strengthening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate. The foreign currency impact during the nine months ended March 31, 2012 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

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

North American Salon Operating Income (Loss).  Operating income (loss) for the North American salons for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Operating	Operating Income (Loss) as % of Total	Increase (Decrease) Over Prior Fiscal Year
Periods Ended March 31,	Income (Loss)	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$61,753	12.3%	$79,254	452.9%	1,570
2011	(17,501)	(3.4)	(49,731)	(154.3)	(960)
Nine Months
2012	$176,041	11.8%	$77,709	79.0%	530
2011	98,332	6.5	(57,324)	(36.8)	(360)

(1)         Represents the basis point change in North American salon operating income (loss) as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in North American salon operating income (loss) as a percent of North American salon revenues for the three and nine months ended March 31, 2012 was primarily due to the prior period including $74.1 million goodwill impairment of the Company’s Promenade salon concept, lower commissions as a result of the implementation of leveraged pay plans for new stylists, and a reduction in travel expense due to the implementation of new portable technology for field staff, partially offset by an increase in sales of slightly lower profit margin products, and negative leverage from a decrease in same-store sales.

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

International Salons

International Salon Revenues.  Total international salon revenues for the three and nine months ended March 31, 2012 and 2011 were as follows:

		(Decrease) Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
Three Months
2012	$32,589	$(2,946)	(8.3)%	(10.6)%
2011	35,535	77	0.2	(2.0)
Nine Months
2012	$100,147	$(7,523)	(7.0)%	(9.9)%
2011	107,670	(6,933)	(6.0)	(2.2)

The percentage (decreases) increases during the three and nine months ended March 31, 2012 and 2011 were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage (Decrease) Increase in Revenues	2012	2011	2012	2011
Acquisitions (previous twelve months)	—%	—%	—%	—%
Organic	(4.7)	1.0	(6.1)	1.1
Foreign currency	(1.4)	2.0	1.1	(2.6)
Closed salons	(2.2)	(2.8)	(2.0)	(4.5)
	(8.3)%	0.2%	(7.0)%	(6.0)%

We did not acquire any international salons during the twelve months ended March 31, 2012. The organic decrease for the three and nine months ended March 31, 2012 was primarily the result of the same-store sales decreases of 10.6 and 9.9 percent, respectively. Partially offsetting the same-store sales decreases was the construction (net of relocations) of 16 company-owned salons during the twelve months ended March 31, 2012.  The foreign currency impact during the three months ended March 31, 2012 was driven by the strengthening of the United States dollar against the British pound and the Euro as compared to the comparable prior period. The foreign currency impact during the nine months ended March 31, 2012 was driven by the weakening of the United States dollar against the British pound and the Euro as compared to the comparable prior period. We closed 12 company-owned salons during the twelve months ended March 31, 2012.

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

International Salon Operating Income.  Operating income for the international salons for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Operating	Operating Income as % of Total	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Income	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$602	1.8%	$(1,661)	(73.4)%	(460)
2011	2,263	6.4	175	8.4	50
Nine Months
2012	$1,358	1.4%	$(4,672)	(77.5)%	(420)
2011	6,030	5.6	3,160	110.1	310

(1)         Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income as a percent of international salon revenues for the three and nine months ended March 31, 2012 was primarily due to negative leverage on fixed costs due to a decrease in same-store sales.

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

Hair Restoration Centers

Hair Restoration Revenues. Total hair restoration revenues for the three and nine months ended March 31, 2012 and 2011 were as follows:

		Increase Over Prior Fiscal Year		Same- Store Sales
Periods Ended March 31,	Revenues	Dollar	Percentage	Increase
	(Dollars in thousands)
Three Months
2012	$37,683	$1,790	5.0%	4.3%
2011	35,893	758	2.2	1.3
Nine Months
2012	$112,226	$4,233	3.9%	2.4%
2011	107,993	2,767	2.6	1.2

The percentage increases during the three and nine months ended March 31, 2012 and 2011, were due to the following factors:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2012	2011	2012	2011
Acquisitions (previous twelve months)	1.1%	1.3%	1.7%	0.7%
Organic	3.3	0.1	2.3	1.1
Franchise revenues	0.6	0.8	(0.1)	0.8
	5.0%	2.2%	3.9%	2.6%

We did not acquire any hair restoration centers during the twelve months ended March 31, 2012.  The increase in organic was primarily due to same-store sales increases of 4.3 and 2.4 percent during the three and nine months ended March 31, 2012.

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

Hair Restoration Operating Income (Loss). Operating income (loss) for our hair restoration centers for the three and nine months ended March 31, 2012 and 2011 was as follows:

	Operating	Operating Income (Loss) as % of Total	Decrease Over Prior Fiscal Year
Periods Ended March 31,	Income (Loss)	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$2,741	7.3%	$(16)	(0.6)%	(40)
2011	2,757	7.7	(1,074)	(28.0)	(320)
Nine Months
2012	$(66,744)	(59.5)%	$(80,838)	(573.6)%	(7,260)
2011	14,094	13.1	(496)	(3.4)	(80)

(1)         Represents the basis point change in hair restoration operating income (loss) as a percent of hair restoration revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in hair restoration operating income as a percent of hair restoration revenues during the three months ended March 31, 2012 was primarily due to an increase in the cost of hair systems and lower margins due primarily to increased labor costs due to a sales incentive program. The basis point decrease in hair restoration operating income (loss) as a percent of hair restoration revenues during the nine months ended March 31, 2012 was primarily due to the $78.4 million goodwill impairment of the Hair Restoration Centers, an increase in the cost of hair systems, and lower margins due primarily to increased labor costs due to a sales incentive program.

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

Unallocated Corporate

Unallocated Corporate Operating Loss.  Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

	Operating	(Decrease) Increase Over Prior Fiscal Year
Periods Ended March 31,	Loss	Dollar	Percentage
	(Dollars in thousands)
Three Months
2012	$(39,896)	$(7,127)	(15.2)%
2011	(47,023)	10,058	27.2
Nine Months
2012	$(134,000)	$12,338	10.1%
2011	(121,662)	10,050	9.0

The decrease in unallocated corporate operating loss during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was primarily due to the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret. Partially offsetting the decrease was incremental costs associated with the Company’s senior management restructuring and $1.1 million of accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system.

The increase in unallocated corporate operating loss during the nine months ended March 31, 2012 as compared to the nine months ended March 31, 2011 was primarily due to $16.2 million of accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system, incremental costs associated with the Company’s senior management restructuring, and professional fees resulting from the contested proxy. Partially offsetting the increase was the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret.

The increase in unallocated corporate operating loss during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was primarily due to the $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company’s senior management restructure, and a planned increase in marketing expense for brand awareness within the Company’s Promenade salons.

Unallocated corporate operating loss during the nine months ended March 31, 2011 increased as compared to the nine months ended March 31, 2010 primarily due to the $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company’s senior management restructure, and the increase in professional fees incurred related to the exploration of strategic alternatives. Partially offsetting the increase was a decrease in distribution costs, the result of shipping less inventory to our corporate salons and under a warehouse services agreement with the purchaser of Trade Secret.

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point Increase (Decrease) (1)
March 31, 2012	23.3%	—
June 30, 2011	23.3	(700)

(1)         Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The debt to capitalization ratio as of March 31, 2012 was consistent with the ratio as of June 30, 2011 as the decrease in shareholders’ equity primarily from the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit and net impairment charge associated with the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family was offset by a decrease in debt levels.

The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011, partially offset by foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar, British Pound and Euro.

Total assets at March 31, 2012 and June 30, 2011 were as follows:

	March 31,	June 30,	$ Decrease Over	% Decrease Over
	2012	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,665,522	$1,805,753	$(140,231)	(7.8)%

(1)         Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2012, total assets decreased primarily as a result of the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit, the impairment charge associated with the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family, and accelerated depreciation expense recorded as a result of an adjustment to the useful life of the Company’s internally developed POS system, partially offset by increased inventory levels.

Total shareholders’ equity at March 31, 2012 and June 30, 2011 was as follows:

	March 31,	June 30,	$ Decrease Over	% Decrease Over
	2012	2011	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$963,722	$1,032,619	$(68,897)	(6.7)%

(1)            Change as compared to prior fiscal year end (June 30).

During the nine months ended March 31, 2012, equity decreased primarily as a result of the non-cash goodwill impairment charge related to the Hair Restoration Centers reporting unit, the net impairment charge associated with the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family, and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar, British Pound and Euro.

Cash Flows

Operating Activities

Net cash provided by operating activities was $103.0 and $161.3 million during the nine months ended March 31, 2012 and 2011, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Operating Cash Flows	2012	2011
	(Dollars in thousands)
Net (loss) income	$(50,459)	$7,490
Depreciation and amortization	92,510	79,167
Equity in loss (income) of affiliated companies	5,688	(4,286)
Dividends received from affiliated companies	927	6,051
Deferred income taxes	(4,981)	(15,283)
Goodwill impairment	78,426	74,100
Receivables	(5,221)	(2,429)
Inventories	(10,647)	(6,919)
Income tax receivable	10,438	(8,070)
Other current assets	197	5,081
Other assets	(2,622)	1,545
Accounts payable and accrued expenses	(15,289)	4,024
Other non-current liabilities	(6,960)	6,975
Other	11,037	13,848
	$103,044	$161,294

During the nine months ended March 31, 2012, cash provided by operating activities was less than the corresponding period of the prior fiscal year primarily due to a shortfall in cash earnings in the current year, a higher level of inventory purchased, and a large income tax refund and dividends received from EEG and Provalliance in the prior year comparable period.

Investing Activities

Net cash used in investing activities was $65.1 and $121.6 million during the nine months ended March 31, 2012 and 2011, respectively, and was the result of the following:

	For the Nine Months Ended March 31,
Investing Cash Flows	2012	2011
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(26,621)	$(29,575)
Capital expenditures for the corporate office (including all technology-related expenditures)	(23,358)	(11,477)
Capital expenditures for new salon construction	(15,640)	(7,565)
Proceeds from sale of assets	405	608
Business and salon acquisitions	(2,225)	(16,296)
Proceeds from loans and investments	2,315	15,000
Disbursements for loans and investments	—	(72,301)
	$(65,124)	$(121,606)

During the nine months ended March 31, 2012, cash used in investing activities was less than the corresponding period of the prior fiscal year primarily due to the prior year including the acquisition of additional equity interest in Provalliance, a decrease in the amount of cash paid for acquisitions, partially offset by an increase in capital expenditures for a new POS system and new salon construction.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Nine Months Ended March 31, 2012		For the Nine Months Ended March 31, 2011
	Constructed	Acquired	Constructed	Acquired
Regis	9	—	8	9
MasterCuts	8	—	5	—
SmartStyle	41	—	55	—
Supercuts	38	1	12	—
Promenade	35	—	19	17
International	14	—	11	—
	145	1	110	26

Financing Activities

Net cash used in financing activities was $34.2 and $52.8 million during the nine months ended March 31, 2012 and 2011, respectively, was the result of the following:

	For the Nine Months Ended March 31,
Financing Cash Flows	2012	2011
	(Dollars in thousands)
Net payments on revolving credit facilities	$—	$—
Net payments of long-term debt	(23,801)	(45,529)
Proceeds from the issuance of common stock, net of underwriting discount	—	689
Excess tax benefits from stock-based compensation plans	—	67
Dividends paid	(10,405)	(8,057)
	$(34,206)	$(52,830)

During the nine months ended March 31, 2012, cash used in financing activities was less than the corresponding period of the prior fiscal year primarily due to a decrease in scheduled long-term debt payments, partially offset by an increase in dividends paid.

Acquisitions

Acquisitions of $2.2 million during the nine months ended March 31, 2012 consisted of 8 franchise buybacks and 1 acquired corporate salon. On July 1, 2011, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters), consisting of 31 franchise salons.

Acquisitions of $16.3 million during the nine months ended March 31, 2011 consisted of 72 franchise buybacks and 26 acquired corporate salons.

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

Cash and cash equivalents were $33.0, $35.1 and $29.5 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016.  As of March 31, 2012, the Company had no outstanding borrowings under the facility.  Additionally, the Company had outstanding standby letters of credit under the facility of $26.1 million at March 31, 2012, primarily related to its self insurance program. Unused available credit under the facility at March 31, 2012 was $373.9 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including minimum net worth and other covenants and requirements.  At March 31, 2012, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 and Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2011, for additional information regarding our financing arrangements.

Dividends

We paid dividends of $0.18 and $0.14 per share during the nine months ended March 31, 2012 and 2011, respectively. On April 25, 2012, our Board of Directors declared a $0.06 per share quarterly dividend payable May 23, 2012 to shareholders of record on May 9, 2012.

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

In connection with the Provalliance share purchase agreement, the Company is considering alternatives which may require reclassification of certain material cumulative foreign currency translation balances from the consolidated balance sheet to results of operations. As of March 31, 2012, the balance of cumulative foreign currency translation within accumulated other comprehensive income on the Condensed Consolidated Balance Sheet was $62.6 million.

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. The Company is currently assessing the amount of fixed and variable rate debt. The Company had outstanding fixed rate debt balances of $292.3 and $313.4 million at March 31, 2012 and June 30, 2011, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2011 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three and nine months ended March 31, 2012.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the president (our principal executive officer) and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our Disclosure Committee, consisting of certain members of management, assists in this evaluation. The Disclosure Committee meets on a quarterly basis and more often if necessary.

With the participation of management, the Company’s president and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended March 31, 2012. Based upon this evaluation, the president and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store customer visits. A variety of factors affect same-store customer visits, including the customer experience, fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three and nine months ended March 31, 2012 declined 3.4 and 3.2 percent, respectively, compared to the three and nine months ended March 31, 2011. We impaired $78.4 million of goodwill associated with our Hair Restoration Centers reporting unit during the three months ended December 31, 2011, $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011 and $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concepts that have the highest likelihood of impairment are Promenade, Regis, and Hair Restoration Centers.

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

In January 2012, Randy L. Pearce informed the Company of his intention to retire as President and as a member of the Board of Directors effective June 30, 2012, the end of the Company’s current fiscal year. As previously disclosed, Paul D. Finkelstein stepped down as Chief Executive Officer of the Company in February 2012. The Board of Directors has formed a Search Committee of independent directors to begin the search for a new chief executive officer. In the interim, Mr. Pearce will perform the functions of principal executive officer in his role as President.

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

With approximately 12,700 locations and 52,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

On April 9, 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family for a purchase price of €80 million.  The transaction is expected to close no later than September 30, 2012 and is subject to the Provost family securing financing for the purchase price.  The purchase price was negotiated independently of the equity put and the equity put and equity call will automatically terminate upon closing. If the closing does not occur by September 30, 2012, the Provost family will not be entitled to exercise their equity put rights until September 30, 2014.

In connection with executing the Agreement, the Company recorded a $37.0 million other than temporary impairment charge for the three months ended March 31, 2012 related to the difference between the purchase price and carrying value of its investment in Provalliance.

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

Changes in interest rates will have an impact on our expected results from operations. Currently, we manage the risk related to fluctuations in interest rates through the use of fixed rate debt instruments and other financial instruments.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2012.

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

REGIS CORPORATION

Date: May 10, 2012	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer