Form 10-K
period 2012-06-30
REGIS CORP
filed 2012-08-29
CIK 716643

Use these links to rapidly review the document

Item 1. Business
TABLE OF CONTENTS1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2011, was approximately $902,940,461. The registrant has no non-voting common equity.

         As of August 13, 2012, the registrant had 57,407,876 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 25, 2012 (the "2012 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2012) are incorporated by reference into Part III.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012
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

        During the fiscal year ended June 30, 2012, the Company began reviewing alternatives for non-core assets to focus on our core salon business. In April 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price. On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club) for $163.5 million, a provider of hair restoration services. The transaction is expected to close during the first half of fiscal year 2013.

        Regis Corporation is listed on the NYSE under the ticker symbol "RGS." Discussions of the general development of the business take place throughout this Annual Report on Form 10-K.

  Financial Information about Segments

        Segment data for the years ended June 30, 2012, 2011 and 2010 are included in Note 15 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

   Narrative Description of Business

        The following topical areas are discussed below in order to aid in understanding the Company and its operations:

Background:

        Based in Minneapolis, Minnesota, the Company's primary business is owning, operating and franchising hair and retail product salons. In addition to the primary hair and retail product salons, during fiscal years 2012 and 2011 the Company owned Hair Club. As of June 30, 2012, the Company owned, franchised or held ownership interests in approximately 12,600 worldwide locations. The Company's locations consisted of 9,738 company-owned and franchise salons, 98 hair restoration centers, and 2,811 locations in which the Company maintains a non-controlling ownership interest of less than 100 percent. Each of the Company's salon concepts offer similar salon products and services and serve the mass market consumer marketplace. The Company's hair restoration centers offer three hair restoration solutions; hair systems, hair transplants and hair therapy, which are targeted at the mass market consumer.

        The Company is organized to manage its operations based on significant lines of business—salons and hair restoration centers. Salon operations are managed based on geographical location—North America and International. The Company's North American salon operations are comprised of 7,324 company-owned salons and 2,016 franchise salons operating in the United States, Canada and Puerto Rico. The Company's International operations are comprised of 398 company-owned salons in the United Kingdom. The Company's worldwide salon locations operate primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts, Cost Cutters, and Sassoon. The Company's hair restoration centers are located in the United States and Canada. During fiscal years 2012 and 2011, the number of guest visits at the Company's company-owned salons approximated 90 and 91 million, respectively. The Company had approximately 52,000 corporate employees worldwide during fiscal year 2012.

        On August 1, 2007, the Company contributed 51 of its wholly-owned accredited cosmetology schools to EEG in exchange for a 49.0 percent equity interest in EEG. EEG is the largest beauty school operator in North America with 105 accredited cosmetology schools with revenues of approximately $180 million annually and is overseen by the Empire Beauty School management team.

        In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's minority interest shareholder. The Company accounts for the investment in EEG under the equity method of accounting as Empire Beauty School retains majority voting interest and has full responsibility for managing EEG. The Company recorded a $19.4 million other than temporary impairment charge in its fourth quarter ended June 30, 2012 on its investment in EEG. Refer to Note 6 to the Consolidated Financial Statements for additional information.

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed entity, Provalliance. The merger agreement contains a right (Equity Put) to require the Company to purchase additional ownership interest in Provalliance between specified dates in 2010 to 2018. The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe's largest salon operator with approximately 2,600 company-owned and franchise salons as of June 30, 2012.

        The Company contributed to Provalliance the shares of each of its European operating subsidiaries, other than the Company's operating subsidiaries in the United Kingdom and Germany. The contributed subsidiaries operate retail hair salons in France, Spain, Switzerland and several other European countries primarily under the Jean Louis David™ and Saint Algue™ brands.

        On February 16, 2009, the Company sold its Trade Secret concept. The Company concluded, after a comprehensive review of its strategic and financial options, to divest Trade Secret. The sale of Trade Secret included 655 company-owned salons and 57 franchise salons, all of which had historically been reported within the Company's North America reportable segment.

        In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in Provalliance for $57.3 million (approximately € 40.4 million), bringing the Company's total equity interest to 46.7 percent.

        On April 9, 2012, the Company entered into the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Franck Provost family (Provost Family) for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price. The purchase price was negotiated independently of the Equity Put and the Equity Put will automatically terminate upon completion of the Agreement. If the completion of the Agreement does not occur by September 30, 2012, the Provost Family will not be entitled to exercise their Equity Put rights until September 30, 2014. During fiscal year 2012, the Company recorded a $37.4 million other than temporary impairment charge on its investment in Provalliance and $20.2 million reduction in the fair value of the Equity Put in conjunction with the Agreement, resulting in a net impairment charge of $17.2 million recorded within the equity in (loss) income of affiliated companies in the Consolidated Statement of Operations.

        During the fiscal year ended June 30, 2012, the Company began reviewing alternatives for non-core assets to focus on our core salon business. On July 13, 2012, the Company entered into a definitive agreement to sell Hair Club for $163.5 million, a provider of hair restoration services. The transaction is expected to close during the first half of fiscal year 2013.

Industry Overview:

        Management estimates that annual revenues of the hair care industry are approximately $50 to $60 billion in the United States and approximately $160 billion worldwide. The Company estimates that it holds approximately two percent of the worldwide market. The hair salon and hair restoration markets are each highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains on these markets, both franchise and company-owned, has increased substantially. Management believes that salon chains will continue to have a significant influence on these markets and will continue to increase their presence. As the Company is the principal consolidator of these chains in the hair care industry, it prevails as an established exit strategy for independent salon owners and operators, which affords the Company numerous opportunities for continued selective acquisitions.

Salon Business Strategy:

        The Company's long-term goal is to provide high quality, affordable hair care services and products to a wide range of mass market consumers, which enables the Company to expand in a controlled manner. The key elements of the Company's strategy to achieve these goals are taking advantage of (1) salon growth opportunities, (2) economies of scale and (3) centralized control over salon operations in order to ensure (i) consistent, quality services and (ii) a superior selection of high quality, professional products. Each of these elements is discussed below.

        Salon Growth Opportunities.    The Company's salon expansion strategy focuses on organic (new salon construction and same-store sales growth of existing salons) and salon acquisition growth.

          Organic Growth.     The Company executes its organic growth strategy through a combination of new construction of company-owned and franchise salons, as well as same-store sales. The square footage requirements related to opening new salons allow the Company great flexibility in securing real estate for new salons as the Company has small or flexible square footage requirements for its salons. The Company's long-term outlook for organic expansion remains strong. The Company has at least one salon in all major cities in the U.S. and has penetrated every viable U.S. market with at least one concept. However, because the Company has a variety of concepts, it can place several of its salons within any given market.

          A key component to successful North American organic growth relates to site selection, as discussed in the following paragraphs.

          Salon Site Selection.    The Company's salons are located in high-traffic locations such as regional shopping malls, strip centers, lifestyle centers, Walmart Supercenters, high-street locations and department stores. The Company is an attractive tenant to landlords due to its financial strength, successful salon operations and international recognition. In evaluating specific locations for both company-owned and franchise salons, the Company seeks conveniently located, visible sites which allow guests adequate parking and quick and easy location access. Various other factors are considered in evaluating sites, including area demographics, availability and cost of space, the strength of the major retailers within the area, location and strength of competitors, proximity of other company-owned and franchise salons, traffic volume, signage and other leasehold factors in a given center or area.

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

          Over the past 18 years, the Company has acquired 8,052 salons, expanding both in North America and internationally. When contemplating an acquisition, the Company evaluates the existing salon or salon group with respect to the same characteristics as discussed above in conjunction with site selection for constructed salons (conveniently located, visible, strong retailers within the area, etc.). The Company generally acquires mature strip center locations, which are systematically integrated within the salon concept that it most clearly emulates.

          In addition to adding new salon locations each year, the Company has an ongoing program of remodeling its existing salons, ranging from redecoration to substantial reconstruction. This program is implemented as management determines that a particular location will benefit from remodeling, or as required by lease renewals. A total of 235 and 271 salons had major remodels in fiscal years 2012 and 2011, respectively.

          Recent Salon Additions.     During fiscal year 2012, the Company constructed 319 new salons (209 company-owned and 110 franchise). Additionally, the Company acquired 13 company-owned salons, including 11 franchise salon buybacks, and purchased a 60.0 percent ownership interest in a franchise network consisting of 31 locations.

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

          During fiscal year 2012, 384 salons were closed, including 333 company-owned salons and 51 franchise salons (excluding 11 franchise buybacks).

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

        Centralized Control Over Salon Operations.    During fiscal year 2012 the Company implemented a new field structure to support our long-term strategy. The Company manages its expansive salon base through a combination of district leaders, regional directors, vice presidents and chief operating officers. Each district leader is responsible for the management of approximately 12 to 15 salons. Regional directors oversee the performance of six to nine district leaders or approximately 80 to 130 salons. Vice presidents manage approximately 700 to 1,000 salons while chief operating officers are responsible for the oversight of an entire consumer concept. During fiscal year 2012 the Company also created Field Human Resources and Corporate Operations departments to support salon operations. The operational hierarchy is key to the Company's ability to expand successfully.

        The Company also has an extensive training program, including the production of training DVDs for use in the salons, to ensure its stylists are knowledgeable in the latest haircutting and fashion trends and provide consistent quality hair care services. Finally, the Company tracks salon activity for all of its company-owned salons through the utilization of daily sales detail delivered from the salons' point of sale system. This information is used to reconcile cash on a daily basis.

        Consistent, Quality Service.    The Company is committed to meeting its guests' hair care needs by providing competitively priced services and products with professional and knowledgeable stylists. The

Company's operations and marketing emphasize high quality services to create guest loyalty, to encourage referrals and to distinguish the Company's salons from its competitors. To promote quality and consistency of services provided throughout the Company's salons, the Company employs full and part-time artistic directors whose duties are to train salon stylists in current styling trends. The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. During fiscal years 2012, 2011, and 2010, the percentage of company-owned service revenues attributable to each of these services was as follows:

	2012	2011	2010
Haircutting and styling (including shampooing & conditioning)	72%	72%	72%
Hair coloring	19	18	18
Hair waving	3	3	4
Other	6	7	6

	100%	100%	100%

          High Quality, Professional Products.     The Company's salons sell nationally recognized hair care and beauty products as well as a complete line of private label products sold under the Regis, MasterCuts and Cost Cutters labels. The retail products offered by the Company are intended to be sold only through professional salons. The top selling brands include Paul Mitchell, Biolage, Redken, It's a 10, Nioxin, Regis designLINE, Sexy Hair Concepts, Kenra, Tigi Bedhead, Moroccanoil, and the Company's various private label brands.

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

          The retail portion of the Company's business complements its salon services business. The Company's stylists and beauty consultants are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are enticed to purchase products after a stylist demonstrates its effect by using it in the styling of the guest's hair.

Salon Concepts:

        The Company's salon concepts focus is on providing high quality hair care services and professional products, primarily to the middle consumer market. The Company's North American salon operations consist of 9,340 salons (including 2,016 franchise salons), operating under several concepts, each offering attractive and affordable hair care products and services in the United States, Canada and Puerto Rico. The Company's international salon operations consist of 398 hair care salons located in Europe, primarily in the United Kingdom. The number of new salons expected to be opened within the upcoming fiscal year is discussed within Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition to these openings, the Company typically acquires salons each year. The number of acquired salons, and the concept under which the acquisitions will fall, vary based on the acquisition opportunities which develop throughout the year.

Salon Development

        The table on the following pages sets forth the number of system wide salons (company-owned and franchise) opened at the beginning and end of each of the last five fiscal years, as well as the number of salons opened, closed, relocated, converted and acquired during each of these periods.

COMPANY-OWNED AND FRANCHISE SALON SUMMARY

NORTH AMERICAN SALONS:	2012	2011	2010	2009	2008
REGIS SALONS
Open at beginning of period	1,023	1,049	1,071	1,078	1,099
Salons constructed	12	12	14	20	14
Acquired	—	9	3	23	4
Less relocations	(9)	(10)	(11)	(14)	(11)

Salon openings	3	11	6	29	7
Conversions	—	(1)	—	—	1
Salons closed	(73)	(36)	(28)	(36)	(29)

Total, Regis Salons	953	1,023	1,049	1,071	1,078

MASTERCUTS
Open at beginning of period	588	600	602	615	629
Salons constructed	11	6	15	14	7
Acquired	—	—	—	—	—
Less relocations	(9)	(5)	(7)	(10)	(6)

Salon openings	2	1	8	4	1
Conversions	—	1	—	—	—
Salons closed	(21)	(14)	(10)	(17)	(15)

Total, MasterCuts	569	588	600	602	615

TRADE SECRET
Company-owned salons:
Open at beginning of period	—	—	—	674	613
Salons constructed	—	—	—	10	16
Acquired	—	—	—	—	65
Franchise buybacks	—	—	—	—	5
Less relocations	—	—	—	(4)	(11)

Salon openings	—	—	—	6	75
Conversions	—	—	—	—	5
Salons sold	—	—	—	(655)	—
Salons closed	—	—	—	(25)	(19)

Total company-owned salons	—	—	—	—	674

Franchise salons:
Open at beginning of period	—	—	—	106	19
Salons constructed	—	—	—	1	2
Acquired(2)	—	—	—	—	93
Less relocations	—	—	—	—	(1)

Salon openings	—	—	—	1	94
Franchise buybacks	—	—	—	—	(5)
Interdivisional reclassification(4)	—	—	—	(43)	—
Salons sold	—	—	—	(57)	—
Salons closed	—	—	—	(7)	(2)

Total franchise salons	—	—	—	—	106

Total, Trade Secret	—	—	—	—	780

NORTH AMERICAN SALONS:	2012	2011	2010	2009	2008
SMARTSTYLE/COST CUTTERS IN WALMART
Company-owned salons:
Open at beginning of period	2,393	2,374	2,300	2,212	2,000
Salons constructed	50	65	80	71	207
Acquired	—	—	—	—	—
Franchise buybacks	—	—	5	24	12
Less relocations	(1)	(1)	(3)	(2)	(3)

Salon openings	49	64	82	93	216
Conversions	—	—	—	—	—
Salons closed	(1)	(45)	(8)	(5)	(4)

Total company-owned salons	2,441	2,393	2,374	2,300	2,212

Franchise salons:
Open at beginning of period	120	119	122	146	151
Salons constructed	2	3	2	1	7

Salon openings	2	3	2	1	7
Franchise buybacks	—	—	(5)	(24)	(12)
Salons closed	—	(2)	—	(1)	—

Total franchise salons	122	120	119	122	146

Total, SmartStyle/Cost Cutters in Walmart	2,563	2,513	2,493	2,422	2,358

SUPERCUTS
Company-owned salons:
Open at beginning of period	1,158	1,100	1,114	1,132	1,094
Salons constructed	65	24	10	27	33
Acquired	1	—	—	—	3
Franchise buybacks	5	73	12	6	38
Less relocations	(9)	(3)	(2)	(2)	(6)

Salon openings	62	94	20	31	68
Conversions	56	13	—	(2)	—
Salons closed	(48)	(49)	(34)	(47)	(30)

Total company-owned salons	1,228	1,158	1,100	1,114	1,132

Franchise salons:
Open at beginning of period	987	1,034	1,022	997	990
Salons constructed	68	43	42	51	71
Acquired	—	—	—	—	—
Less relocations	(3)	(7)	(6)	(7)	(6)

Salon openings	65	36	36	44	65
Conversions	5	10	9	1	—
Franchise buybacks	(5)	(73)	(12)	(6)	(38)
Salons closed	(12)	(20)	(21)	(14)	(20)

Total franchise salons	1,040	987	1,034	1,022	997

Total, Supercuts	2,268	2,145	2,134	2,136	2,129

NORTH AMERICAN SALONS:	2012	2011	2010	2009	2008
PROMENADE
Company-owned salons:
Open at beginning of period	2,321	2,382	2,450	2,399	2,223
Salons constructed	53	26	18	36	33
Acquired	—	18	—	71	135
Franchise buybacks	6	5	6	53	95
Less relocations	(10)	(10)	(10)	(16)	(8)

Salon openings	49	39	14	144	255
Conversions	(56)	(14)	—	1	(5)
Salons sold to franchisees	(7)	—	—	—	—
Salons closed	(174)	(86)	(82)	(94)	(74)

Total company-owned salons	2,133	2,321	2,382	2,450	2,399

Franchise salons:
Open at beginning of period	829	867	901	914	1,008
Salons constructed	40	21	34	40	49
Acquired(2)	31	—	—	—	—
Salons purchased from the Company	7	—	—	—	—
Less relocations	(3)	(7)	(9)	(7)	(5)

Salon openings	75	14	25	33	44
Conversions	(5)	(9)	(9)	—	—
Franchise buybacks	(6)	(5)	(6)	(53)	(95)
Interdivisional reclassification(4)	—	—	—	43	—
Salons closed	(39)	(38)	(44)	(36)	(43)

Total franchise salons	854	829	867	901	914

Total, Promenade	2,987	3,150	3,249	3,351	3,313

INTERNATIONAL SALONS(1):	2012	2011	2010	2009	2008
Company-owned salons:
Open at beginning of period	400	404	444	472	481
Salons constructed	18	13	2	4	15
Acquired	1	—	—	—	25
Franchise buybacks	—	—	—	—	—
Less relocations	(5)	(2)	—	(1)	(1)

Salon openings	14	11	2	3	39
Conversions	—	—	—	—	1
Affiliated joint ventures	—	—	—	—	(40)
Salons closed	(16)	(15)	(42)	(31)	(9)

Total company-owned salons	398	400	404	444	472

Franchise salons:
Open at beginning of period	—	—	—	—	1,574
Salons constructed	—	—	—	—	50
Acquired(2)	—	—	—	—	—
Less relocations	—	—	—	—	—

Salon openings	—	—	—	—	50
Conversions	—	—	—	—	3
Franchise buybacks	—	—	—	—	—

INTERNATIONAL SALONS(1):	2012	2011	2010	2009	2008
Affiliated joint ventures(3)	—	—	—	—	(1,587)
Salons closed	—	—	—	—	(40)

Total franchise salons	—	—	—	—	—

Total, International Salons	398	400	404	444	472

TOTAL SYSTEM WIDE SALONS
Company-owned salons:
Open at beginning of period	7,883	7,909	7,981	8,582	8,139
Salons constructed	209	146	139	182	325
Acquired	2	27	3	94	232
Franchise buybacks	11	78	23	83	150
Less relocations	(43)	(31)	(33)	(49)	(46)

Salon openings	179	220	132	310	661
Conversions	—	(1)	—	(1)	2
Affiliated joint ventures	—	—	—	—	(40)
Salons sold	—	—	—	(655)	—
Salons sold to franchisees	(7)	—	—	—	—
Salons closed	(333)	(245)	(204)	(255)	(180)

Total company-owned salons	7,722	7,883	7,909	7,981	8,582

Franchise salons:
Open at beginning of period	1,936	2,020	2,045	2,163	3,742
Salons constructed	110	67	78	93	179
Acquired(2)	31	—	—	—	93
Salons purchased from the Company	7	—	—	—	—
Less relocations	(6)	(14)	(15)	(14)	(12)

Salon openings	142	53	63	79	260
Conversions	—	1	—	1	3
Franchise buybacks	(11)	(78)	(23)	(83)	(150)
Affiliated joint ventures(3)	—	—	—	—	(1,587)
Salons sold	—	—	—	(57)	—
Salons closed	(51)	(60)	(65)	(58)	(105)

Total franchise salons	2,016	1,936	2,020	2,045	2,163

Total Salons	9,738	9,819	9,929	10,026	10,745

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

        Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. In recent years, the Company has expanded its Regis Salons into strip centers. As of June 30, 2012, of the 953 total Regis Salons, 156 Regis Salons were located in strip centers. The guest mix at Regis Salons is approximately 79 percent women, and both appointments and walk-in guests are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products. Service revenues represent approximately 82 percent of the concept's total revenues. The average ticket was approximately $43 and $42 for fiscal years 2012 and 2011, respectively. Regis Salons compete in their existing markets primarily by emphasizing the high quality of the services provided. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon, Hair by Stewarts, Hair Excitement, and Renee Beauty.

        The average initial capital investment required for a new Regis Salon is approximately $190,000 to $240,000, excluding average opening inventory costs of approximately $22,000. Average annual salon revenues in a Regis Salon which has been open five years or more are approximately $400,000.

        MasterCuts.    MasterCuts is a full service, mall based salon group which focuses on the walk-in consumer (no appointment necessary) that demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. The guest mix at MasterCuts is approximately 58 percent women. Service revenues compose approximately 80 percent of the concept's total revenues. The average ticket was approximately $22 for fiscal years 2012 and 2011.

        The average initial capital investment required for a new MasterCuts salon is approximately $150,000 to $200,000, excluding average opening inventory costs of approximately $14,300. Average annual salon revenues in a MasterCuts salon which has been open five years or more are approximately $280,000.

        SmartStyle.    The SmartStyle salons share many operating characteristics of the Company's other salon concepts; however, they are located exclusively in Walmart Supercenters. SmartStyle has a walk-in guest base, pricing is promotional and services are focused on the family. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products. The guest mix at SmartStyle Salons is approximately 75 percent women. Professional retail product sales contribute considerably to overall revenues at approximately 34 percent. Additionally, the Company has 122 franchise salons located in Walmart Supercenters. The average ticket was approximately $21 for fiscal years 2012 and 2011.

        The average initial capital investment required for a new SmartStyle salon is approximately $35,000 to $45,000, excluding average opening inventory costs of approximately $13,100. Average annual salon revenues in a SmartStyle salon which has been open five years or more are approximately $230,000.

        Strip Center Salons.    The Company's Strip Center Salons are comprised of company-owned and franchise salons operating in strip centers across North America under the following concepts:

        Supercuts.    The Supercuts concept provides consistent, high quality hair care services and professional products to its guests at convenient times and locations and at a reasonable price. This concept appeals to men, women and children, although male guests account for approximately 66 percent of the guest mix. Service revenues represent approximately 89 percent of total company-owned Supercuts revenues. The average ticket was approximately $17 for fiscal years 2012 and 2011.

        The average initial capital investment required for a new Supercuts salon is approximately $80,000 to $130,000, excluding average opening inventory costs of approximately $8,800. Average annual salon revenues in a company-owned Supercuts salon which has been open five years or more are approximately $270,000.

        The Supercuts franchise salons provide consistent, high quality hair care services and professional products to guests at convenient times and locations and at a reasonable price. These Supercuts franchise salons appeal to men, women and children, although male guests account for approximately 71 percent of the guest mix. Service revenues represent approximately 92 percent of the Supercuts franchise total revenues. Average annual revenues in a Supercuts franchise salon which has been open five years or more are approximately $340,000.

        Cost Cutters (franchise salons).    The Cost Cutters concept is a full service salon concept providing value priced hair care services for men, women and children. These full service salons also sell a complete line of professional hair care products. The guest mix at Cost Cutters is split relatively evenly between men and women. Average annual salon revenues in a franchised Cost Cutters salon which has been open five years or more are approximately $280,000.

        In addition to the franchise salons, the Company operates company-owned Cost Cutters salons, as discussed below under Promenade Salons.

        Promenade Salons.    Promenade Salons are made up of successful regional company-owned salon groups acquired over the past several years operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. The guest mix is split relatively evenly between men and women at most concepts. Service revenues represent approximately 89 percent of total company-owned Promenade revenues. The average ticket was approximately $19 and $20 for fiscal years 2012 and 2011, respectively.

        The average initial capital investment required for a new Promenade Salon is approximately $75,000 to $125,000, excluding average opening inventory costs of approximately $9,300. Average annual salon revenues in a Promenade Salon which has been open five years or more are approximately $245,000.

        Other Franchise Concepts.    This group of franchise salons includes primarily First Choice Haircutters, Magicuts, Beauty Supply Outlets, and Pro-Cuts. These concepts function primarily in the high volume, value priced hair care market segment, with key selling features of value, convenience, quality and friendliness, as well as a complete line of professional hair care products. In addition to these franchise salons, the Company operates company-owned First Choice Haircutters and Magicuts salons, as previously discussed above under "Strip Center Salons".

        During fiscal year 2012, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC, a franchise concept that combines modern grooming techniques with classic barbershop elements. This ownership interest along with the Company's other men's franchise concepts will allow the Company to expand its focus on the male demographic.

        International Salons.    The Company's International salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts. These salons offer similar levels of service as the North American salons previously mentioned. However, the initial capital investment required is typically between £110,000 and £130,000 for a Regis salon, and between £60,000 and £80,000 for a Supercuts salon. Average annual salon revenues for a salon which has been open five years or more are approximately £210,000 in a Regis salon and £165,000 in a Supercuts salon. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located on prominent high-street locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products. The initial capital investment required is approximately £500,000. Average annual salon revenues for a salon which has been open five years or more is approximately £770,000.

Salon Franchising Program:

        General.    The Company has various franchising programs supporting its 2,016 franchise salons as of June 30, 2012, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, Magicuts, Pro-Cuts, and Roosters. These salons have been included in the discussions regarding salon counts and concepts on the preceding pages.

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

  Cost Cutters, First Choice Haircutters and Magicuts (North America)

          The majority of existing Cost Cutters franchise agreements have a 15 year term with a 15 year option to renew (at the option of the franchisee), while the majority of First Choice Haircutters franchise agreements have a ten year term with a five year option to renew. The majority of Magicuts franchise agreements have a term equal to the greater of five years or the current initial term of the lease agreement with an option to renew for two additional five year periods. All of the agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchise. The current franchise agreement is site specific. Franchisees may enter into development agreements with the Company which provide limited territorial protection.

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

  Roosters (North America)

          The majority of existing Roosters franchise agreements have a ten year term with a ten year renewal option. The agreements also provide the Company a right of first refusal if the store is to be sold. The franchisee must obtain the Company's approval in all instances where there is a sale of the franchisee. Upon the signing of a single store franchise agreement, franchisees may also enter into a multi-unit option agreement which provides the right to open three additional stores in a non-exclusive territory.

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

Salon Markets and Marketing:

        The Company maintains various advertising, sales and promotion programs for its salons, budgeting a predetermined percent of revenues for such programs. The Company has developed promotional tactics and institutional sales messages for each of its concepts targeting certain guest types and positioning each concept in the marketplace. Print, radio, television, online and billboard advertising are developed and supervised at the Company's headquarters, but most advertising is done in the immediate market of the particular salon.

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

Salon Education and Training Programs:

        The Company has an extensive hands-on training program for their stylists which emphasizes technical training in hairstyling and cutting, hair coloring, texturizing services and hair treatment regimes, as well as guest service skills and product sales. The objective of the training programs is to ensure that guests receive professional and quality services, which the Company believes will result in additional repeat guests, referrals and product sales. The Company is currently evaluating expanding the training program based on the strategy of improving the guest experience.

        The Company has over 130 full and part-time artistic directors who train stylists on the techniques to provide salon services and instruct stylists in current styling trends. Stylist training is achieved through seminars, workshops and DVD-based programs. The Company was the first in its industry to develop a DVD-based training system in its salons and currently has over 200 DVD titles designed to enhance the technical skills of stylists.

        The Company has guest service training programs designed to improve the interaction between employees and guests. Employees are trained in the proper techniques in greeting the guest, telephone courtesy and professional behavior through a series of professionally designed DVDs, along with instructional seminars.

        The Company also provides regulatory compliance training for all its field employees. This training is designed to help supervisors and stylists understand employee regulatory requirements and compliance with these standards.

Salon Staff Recruiting and Retention:

        Recruiting quality managers and stylists is essential to the establishment and operation of successful salons. In search of salon managers, the Company's supervisory team recruits or develops and promotes from within those stylists that display initiative and commitment. The Company has been and believes it will continue to be successful in recruiting capable managers and stylists. Stylists benefit from the Company's high-traffic locations and receive a steady source of new business from walk-in guests. In addition, the Company offers a career path with the opportunity to move into managerial and training positions within the Company.

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

        The Company maintains its own design, construction and real estate department, which designs and supervises the leasehold installations, furnishing and fixturing of all new company-owned salons and certain franchise locations. The Company has developed considerable expertise in designing salons. The design and real estate staff focus on visual appeal, efficient use of space, cost and rapid completion times.

Salon Management Information Systems:

        At all of its company-owned salons, the Company utilizes a point-of-sale (POS) information system to collect daily sales information and guest demographics. Salon employees deposit cash receipts into a local bank account on a daily basis. The POS system sends the amount expected to be deposited to the corporate office, where the amount is reconciled daily with local deposits transferred into a centralized corporate bank account. The guest information is then used to determine effectiveness of promotions and the loyalty base of each salon that feed into salon operational decisions. The information is also used to generate payroll information, monitor salon performance, manage salon staffing and payroll costs, and anticipate industry pricing and staffing trends. The corporate information systems deliver information on product sales to improve its inventory control system, including recommendations for each salon of monthly product replenishments. Recent innovations to increase inventory cycle counts and install high speed connections at each salon are expected to improve stylist productivity and improve guest satisfaction with the checkout process.

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

        Historically, because of the Company's large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary POS information system. During fiscal year 2011, the Company identified a third party POS software alternative that has a system that meets our current and future functionality requirements including enhanced guest demographics. The Company began implementing this new technology in our salons in fiscal year 2012 and will continue to implement as technology will allow, which will allow the Company to stay current and meet guests' expectations.

Salon Competition:

        The hair care industry is highly fragmented and competitive. In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from smaller chains of salons such as Great Clips, Fantastic Sams and Sport Clips and within malls from companies which operate salons within department stores, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

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

Hair Restoration Business Strategy:

        On July 13, 2012, the Company entered into a definitive agreement to sell Hair Club to Aderans, Co., Ltd. for cash of $163.5 million excluding closing adjustments and transaction fees. Subsequent to fiscal year 2012, the net assets of Hair Club to be sold met the accounting criteria to be classified as held for sale and will be aggregated and reported in accordance with authoritative guidance in the Company's fiscal year 2013 first quarter Form 10-Q. The Company is currently anticipating recognizing an after-tax gain in the range of $8 to $12 million upon closing of the deal. The transaction is expected to close in the first or second fiscal quarter of 2013, and is subject to customary closing conditions.

        Hair Club is the largest U.S. provider of hair loss solutions and the only company offering a comprehensive menu of proven hair loss products and services. Hair Club leverages its strong brand, best-in-class service model and comprehensive menu of hair restoration alternatives to build an increasing base of repeat guests that generate recurring cash flow for the Company. From its traditional non-surgical hair replacement systems, to hair transplants, hair therapies and hair care products and services, Hair Club offers a solution for anyone experiencing or anticipating hair loss. Hair Club's operations, presented under the Hair Restoration Centers reporting unit, consist of 98 locations (29 franchise locations) in the United States and Canada. The domestic hair restoration market is estimated to generate over $4 billion annually. The competitive landscape is highly fragmented and comprised of approximately 4,000 locations. Hair Club and its franchisees have the largest market share, with approximately five percent based on guest count. In an effort to provide privacy to its guests, Hair Club offices are located primarily in office and professional buildings within larger metropolitan areas.

        The following table sets forth the number of company-owned and franchise hair restoration centers opened at the beginning and end of each of the last five fiscal years, as well as the number of centers opened, closed, relocated and acquired during each of these periods:

	2012	2011	2010	2009	2008
Company-owned hair restoration centers:
Open at beginning of period	67	62	62	57	49
Constructed	6	3	4	8	3
Acquired	—	—	—	—	—
Franchise buybacks	—	4	—	2	6
Less relocations	(3)	(1)	(4)	(5)	(1)

Site openings	3	6	—	5	8

Sites closed	(1)	(1)	—	—	—

Total company-owned hair restoration centers	69	67	62	62	57

Franchise hair restoration centers:
Open at beginning of period	29	33	33	35	41
Acquired	—	—	—	—	2
Franchise buybacks	—	(4)	—	(2)	(6)
Less Relocations	—	—	—	—	(2)

Site openings	—	(4)	—	(2)	(6)

Sites closed	—	—	—	—	—

Total franchise hair restoration centers	29	29	33	33	35

Total hair restoration centers	98	96	95	95	92

Affiliated Ownership Interests:

        The Company maintains ownership interests in salons, beauty schools and hair restoration centers. The primary ownership interests are in Provalliance, EEG and Hair Club for Men, Ltd., which are accounted for as equity method investments.

        The Company maintains a 46.7 percent ownership interest in Provalliance. The fiscal year 2008 merger of the operations of the European operating subsidiaries with the Franck Provost Salon Group created a newly formed entity, Provalliance. The Franck Provost Salon Group management structure has a proven platform to build and acquire company-owned stores as well as a strong franchise operating group that is positioned for expansion. In March of 2011, the Company acquired approximately 17 percent additional equity interest in Provalliance. In April 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price.

        The Company maintains a 55.1 percent ownership interest in EEG. Contributing the Company's beauty schools in fiscal year 2008 to EEG leverages EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry.

        The Company's 50.0 percent ownership in Hair Club for Men, Ltd., which operates Hair Club centers in Illinois and Wisconsin, is included in the definitive agreement entered into on July 13, 2012 to divest Hair Club. The transaction is expected to close during the first half of fiscal year 2013.

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

Corporate Employees:

        During fiscal year 2012, the Company had approximately 52,000 full- and part-time employees worldwide, of which approximately 46,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        On July 11, 2012, the Company announced that Daniel Hanrahan was named President and CEO, effective August 6, 2012, and also became a member of the Regis Board of Directors on that date. In January 2012, Eric Bakken, Executive Vice President, General Counsel and Business Development, was appointed to assume the role of Interim Corporate Chief Operating Officer. Randy Pearce retired as President effective June 30, 2012. Paul Finkelstein retired as Chief Executive Officer effective February 2012.

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Daniel Hanrahan	55	President and Chief Executive Officer
Eric Bakken	45	Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer
Norma Knudsen	54	Executive Vice President, Merchandising
Brent Moen	45	Senior Vice President and Chief Financial Officer

        Daniel Hanrahan was appointed to President and Chief Executive Officer in August 2012. He most recently served as President of Celebrity Cruises at Royal Caribbean Cruises Ltd. from February 2005 to July 2012, and as its President and Chief Executive Officer since September 2007.

        Eric Bakken has served as Executive Vice President since 2010. He was appointed to Interim Corporate Chief Operating Officer in January 2012. He performed the function of principal executive officer between July 2012 and August 2012. He served as Senior Vice President from 2006 to 2009, General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a lawyer to the Company from 1994 to 1998.

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

        In June 2012, the United States Supreme Court upheld the Patient Protection and Affordable Care Act (Act). We expect the Act will increase our annual employee healthcare costs, with significant increases commencing in fiscal year 2014.

Financial Information about Foreign and North American Operations

        Financial information about foreign and North American markets is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 15 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

        Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the twelve months ended June 30, 2012 declined 3.1 percent compared to the twelve months ended June 30, 2011. During fiscal year 2012, we impaired $67.7 and $78.4 million of goodwill associated with our Regis salon concept and Hair Restoration Centers reporting units, respectively. We impaired $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011 and $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concept that has the highest likelihood of impairment is Promenade. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in the first half of fiscal year 2013; however, until this reporting unit is sold it is reasonably likely there could be impairment of goodwill in future periods.

        If we are unable to improve our comparable same-store sales on a long-term basis or offset the impact with operational savings, our financial results may be affected. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

The Board of Directors is engaged in a strategic review of non-core assets that may impact our business and results of operations.

        Our strategic review of non-core assets may adversely affect our financial condition and operating results or impose other risk, such as the following:

  •
  Disruption of our business or distraction of our employees and management;

  •
  Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel;

  •
  Increased stock price volatility;

  •
  Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions; and

  •
  Increased advisory fees.

        On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The transaction is expected to close during the first half of fiscal year 2013.

Changes in our management and organizational structure may affect our operating results.

        On July 11, 2012, the Company announced that Mr. Daniel J. Hanrahan was appointed President and Chief Executive Officer of the Company, effective August 6, 2012. The changes to our management and organizational structure may adversely affect our financial condition and operating results or impose other risk, such as the following:

  •
  Disruption of our business or distraction of our employees and management;

  •
  Difficulty recruiting, hiring, motivating and retaining talented and skilled personnel;

  •
  Increased stock price volatility; and

  •
  Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions.

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

The health care reform legislation may adversely affect our operating results.

        In March 2010, the United States government enacted comprehensive health care reform legislation, which, among other things, includes guaranteed coverage requirements, eliminates pre-existing condition exclusions and annual and lifetime maximum limits, restricts the extent to which policies can be rescinded and imposes new and significant taxes on health insurers and health care benefits. The current legislation imposed implementation dates beginning in 2010 and extending through 2020, with many of the reform components requiring additional guidance from government agencies or federal regulators. Due to the lack of interpretative guidance and the phased-in nature of the reform, it is difficult to determine at this time what the impact of the health care reform legislation will be on our future financial results. Possible adverse impacts of the health care reform legislation include, but are not limited to, increased costs, exposure to expanded liability and requirements for us to revise the way we provide health care and other benefits to our employees. As a result, the impact of the health care reform legislation could have a material and adverse impact on our results of operations.

Changes in regulatory and statutory laws may result in increased costs to our business.

        With approximately 12,600 locations and 52,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

If we are not able to successfully compete in our business segments, our financial results may be affected.

        Competition on a market by market basis remains strong as many smaller chain competitors are franchise systems with local operating strength in certain markets. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition. If we are not able to raise prices, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

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

        On April 9, 2012, the Company entered into the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost family securing financing for the purchase price. The purchase price was negotiated independently of the equity put and the equity put and equity call will automatically terminate upon closing. If the closing does not occur by September 30, 2012, the Provost family will not be entitled to exercise their equity put rights until September 30, 2014.

        In connection with executing the Agreement, the Company recorded a $37.4 million other than temporary impairment charge during the twelve months ended June 30, 2012 related to the difference between the purchase price and carrying value of its investment in Provalliance.

        During fiscal year 2012, we recorded an impairment of $19.4 million related to our investment in EEG. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. During fiscal year 2009, we recorded impairments of $25.7 million and $7.8 million ($4.8 million net of tax) related to our investment in Provalliance and investment in and loans to Intelligent Nutrients, LLC, respectively. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Specific to EEG, the for-profit post secondary educational market has experienced further and substantial declines in late July and August of 2012. Should this continue or not reverse, an additional impairment would be more likely than not during fiscal year 2013. For example, during fiscal year 2012 we recorded $8.7 million for our share of an intangible asset impairment recorded by EEG. Our share of our investment's goodwill balances as of June 30, 2012 is approximately $95 million. Upon completion of the sale of Provalliance our share of our investment's goodwill balances will decrease to approximately $16 million.

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

        The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, inventory control and other functions. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business and may adversely affect our operating results.

        In fiscal year 2012 the Company began the process of implementing a new point-of-sale system in our salons and will continue to implement as technology will allow. Failure to effectively implement the point-of-sale system may adversely affect our operating results.

If we fail to protect the security of personal information about our guests, we could be subject to costly government enforcement actions or private litigation and our reputation could suffer.

        The nature of our business involves processing, transmission and storage of personal information about our guests. If we experience a data security breach, we could be exposed to government enforcement actions and private litigation. In addition, our guests could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations.

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

Item 3.    Legal Proceedings

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. A Special Litigation Committee has been formed per the direction of the judge in the matter. The Company is working with outside counsel to formulate its next steps in keeping with the court. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

        During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain guest and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the twelve months ended June 30, 2011 and 2010, payments aggregating $4.3 million and $0.9 million, respectively, were made.

Item 4.    Mine Safety Disclosures

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

(a)
Market Price of and Dividends on the Registrant's Common Equity and Related Stockholder Matters; Performance Graph

        Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2012 and 2011 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 13, 2012, Regis shares were owned by approximately 22,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $17.14 per share on August 13, 2012.

	2012		2011
Fiscal Quarter	High	Low	High	Low
1st Quarter	$15.90	$12.46	$19.53	$12.84
2nd Quarter	17.36	13.79	21.69	15.58
3rd Quarter	18.65	15.02	18.47	16.25
4th Quarter	18.91	17.04	19.20	13.83

        The Company paid quarterly dividends of $0.06 per share during fiscal year 2012 and during each of the three month periods ended March 31, 2011 and June 30, 2011. The Company paid quarterly dividends of $0.04 per share during each of the three month periods ended September 30, 2010 and December 31, 2010. The Company expects to continue paying regular quarterly dividends in the foreseeable future.

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

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., Boyd Gaming Corp., Brinker International, Inc., Coinstar, Inc., Cracker Barrel Old Country Store, DineEquity, Inc., Fossil, Inc., Fred's, Inc., Green Mountain Coffee Roasters, H&R Block, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc., and Ulta Salon, Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the guest service element is a critical component to the business, and a target of moderate guests in terms of income and style, excluding apparel companies.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2007 and those dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2012

	2007	2008	2009	2010	2011	2012
Regis	$100.00	$69.27	$46.26	$41.77	$41.59	$49.48
S & P 500	100.00	86.88	64.10	73.35	95.87	101.07
S & P 400 Midcap	100.00	92.66	66.70	83.32	116.14	113.42
Dow Jones Consumer Service Index	100.00	78.98	65.19	80.13	110.33	125.00
Peer Group	100.00	74.45	69.66	81.55	146.95	131.79
(b)
Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2012, 2011, and 2010, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2012, $73.5 million remains to be spent on share repurchases under this program.

        The Company did not repurchase any of its common stock through its share repurchase program during the twelve months ended June 30, 2012 and 2011.

CEO and CFO Certifications

        The certifications by our chief executive officer (CEO) and chief financial officer required under Section 302 of the Sarbanes-Oxley Act of 2002, have been filed as exhibits to this Annual Report on Form 10-K. Our CEO's annual certification pursuant to NYSE Corporate Governance Standards Section 303A.12(a) that our CEO was not aware of any violation by the Company of the NYSE's Corporate Governance listing standards was submitted to the NYSE on November 23, 2011.

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

	2012	2011	2010	2009	2008
Revenues(a)	$2,273,779	$2,325,869	$2,358,434	$2,429,787	$2,481,391
Operating (loss) income(b)	(67,313)	3,948	97,218	109,073	173,340
(Loss) income from continuing operations(c)	(115,192)	(8,905)	39,579	6,970	83,901
(Loss) income from continuing operations per diluted share(c)	(2.02)	(0.16)	0.71	0.16	1.92
Total assets	1,571,846	1,805,753	1,919,572	1,892,486	2,235,871
Long-term debt and capital lease obligations, including current portion	287,674	313,411	440,029	634,307	764,747
Dividends declared	$0.24	$0.20	$0.16	$0.16	$0.16

(a)
Revenues from salons or hair restorations centers acquired each year were $16.1, $25.6, $17.8, $82.1, and $110.0 million during fiscal years 2012, 2011, 2010, 2009, and 2008, respectively. Revenues from the deconsolidated European franchise salon operations were $36.2 million in fiscal year 2008.

(b)
The following significant items affected operating (loss) income:

•
Impairment charges of $67.7 and $78.4 million associated with the Company's Regis salon concept and Hair Restoration Centers, respectively, were recorded in fiscal year 2012. An impairment charge of $74.1 million associated with the Company's Promenade salon concept was recorded in fiscal year 2011. An impairment charge of $35.3 million associated with the

    Company's Regis salon concept was recorded in fiscal year 2010. An impairment charge of $41.7 million associated with the Company's United Kingdom salon division was recorded in fiscal year 2009.

  •
  During fiscal year 2012, the Company recorded incremental depreciation expense of $16.2 million ($10.2 million net of tax or $0.18 per diluted share) associated with the adjustment at June 30, 2011 to the useful life of the Company's internally developed POS system.

  •
  During fiscal year 2012, the Company recorded $9.8 million in senior management restructuring and other severance charges.

  •
  Loss development was recorded in fiscal years 2012, 2011, 2010, 2009, and 2008 related to a change in estimate of the Company's self insurance accruals, primarily prior years' workers' compensation claims reserves. Site operating expenses increased by $0.7 and $1.4 million, and decreased by $1.7, $9.9, and $6.9 million in fiscal years 2012, 2011, 2010, 2009, and 2008, respectively, as a result of the change in estimate.

  •
  During fiscal year 2011, the Company recorded a $31.2 million valuation reserve related to the note receivable with the purchaser of Trade Secret.

  •
  Charges of $2.1 and $5.7 million were recorded in fiscal years 2010 and 2009, respectively associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business.

  •
  During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million. Fiscal year 2010 included a $5.2 million charge related to the settlement of two legal claims regarding certain guest and employee matters.

  •
  Operating income from the deconsolidated European franchise salon operations was $5.1 million in fiscal year 2008.

(c)
The following significant items affected (loss) income from continuing operations and (loss) income from continuing operations per diluted share:

•
During fiscal year 2012, the Company recorded a net $17.2 million other than temporary net impairment charge within equity in (loss) income of affiliated companies associated with the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. During fiscal year 2012, the Company recorded a $19.4 million other than temporary impairment on its investment in EEG and also recorded $8.7 million for the Company's share of an intangible asset impairment recorded by EEG. During fiscal year 2011, the Company recorded a $9.2 million other than temporary impairment on its investment in preferred shares of Yamano and premium paid at the time of it initial investment in MY Style. Impairment charges of $25.7 and $7.8 million associated with the Company's investment in Provalliance and for the full carrying value of our investment in and loans to Intelligent Nutrients, LLC were recorded in fiscal year 2009.

•
During fiscal year 2012, the Company recorded $1.1 million of other income associated with a favorable legal settlement.

•
During fiscal year 2011, the Company recognized a net gain of approximately $2.4 million representing the settlement of a portion of the company's equity put liability and additional ownership of the Frank Provost Group in Provalliance, for the March 2011 acquisition of the approximately 17 percent additional ownership interest in Provalliance.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

  •
  Management's Overview

  •
  Critical Accounting Policies

  •
  Overview of Fiscal Year 2012 Results

  •
  Results of Operations

  •
  Liquidity and Capital Resources

MANAGEMENT'S OVERVIEW

        Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of June 30, 2012, we owned, franchised or held ownership interests in approximately 12,600 worldwide locations. Our locations consisted of 9,738 system wide North American and international salons, 98 hair restoration centers, and 2,811 locations in which we maintain a non-controlling ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,340 salons, including 2,016 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 398 salons located in Europe, primarily in the United Kingdom. Hair Club for Men and Women includes 98 North American locations, including 29 franchise locations. During fiscal year 2012, we had approximately 52,000 corporate employees worldwide.

        Our fiscal year 2013 growth strategy is focused on improving the guest experience. We plan to execute our strategy by putting guests and stylists first, leveraging the power of our salon brands, focusing on technology and connectivity, and reviewing our non-core assets. Initiatives include:

  •
  Putting guests and stylists first by improving both the experience for the person in the chair and behind the chair. The Company continues to work on attracting, developing and retaining the best stylists through orientation programs, training and development and rewards and recognition through a performance driven culture.

  •
  Leveraging the power of our salon brands through focusing on the best brands within the best markets.

  •
  Using technology and connectivity, including internet in the salons, to enhance effectiveness of field management and improve guest satisfaction and retention.

  •
  Reviewing non-core assets.

Salon Business

        The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts. Each concept generally targets the middle market guest, however, each attracts a different demographic.

        We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and guest traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned long-term growth objectives.

        Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Older, unprofitable salons will be closed or relocated. Although we have generally been experiencing negative same-store sales we believe our strategy of focusing on the in-salon guest experience will improve same-store sales.

        Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 to fiscal year 2012, we acquired 8,052 salons, net of franchise buybacks.

Hair Restoration Business

        In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is a provider of hair loss solutions with an estimated five percent share of the $4 billion domestic market. This industry is comprised of numerous locations domestically and is highly fragmented. In an effort to provide confidentiality for guests, the hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at hair restoration centers is dependant on successfully generating new leads and converting them into hair restoration guests.

        During the fiscal year ended June 30, 2012, the Company began reviewing alternatives for non-core assets. On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The transaction is expected to close during the first half of fiscal year 2013.

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

Investment In and Loans to Affiliates

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loan receivables from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2012, we recorded an impairment of $19.4 million related to our investment in EEG. In addition, during fiscal year 2012 we recorded a net $17.2 million other than temporary net impairment charge associated with the Share Purchase Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style.

Note Receivables, Net

        The note receivable balances within the Company's Consolidated Balance Sheet primarily include note receivables related to the Company's investments in EEG and MY Style, a note receivable with the purchaser of Trade Secret and note receivables with our franchisees. The balances are presented net of a valuation reserve for estimated losses. The Company monitors the financial condition of its counterparties with an outstanding note receivable and records provisions for estimated losses on receivables when it believes the counterparties are unable to make their required payments. The valuation reserve is the Company's best estimate of the amount of probable credit losses related to existing notes receivable.

        During the third quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret, the fair value of the collateral decreased to a level below the carrying value of the outstanding note receivable, and the purchaser of Trade Secret provided the Company with a new five year business plan that was well below their original projections. Due to these factors that occurred during the third quarter of fiscal year 2011, the Company evaluated the note receivable for impairment based on a probability weighted expected future cash flow analysis. During the third quarter of fiscal year 2011, the Company recorded a $9.0 million valuation reserve for the excess of the carrying value of the note receivable over the present value of expected future cash flows.

        During the fourth quarter of fiscal year 2011, the Company did not receive a scheduled interest payment related to the outstanding note receivable with the purchaser of Trade Secret and the fair value of the collateral continued to decrease and was at a level significantly below the carrying value of the outstanding note receivable. In addition, the Company received updated financial projections that were below the projections received during the third quarter of fiscal year 2011. Due to these negative financial events in the fourth quarter of fiscal year 2011, the Company performed an extensive evaluation on the Company's option to realize the collateral under the note receivable and recorded an additional $22.2 million valuation reserve that fully reserved the carrying value of the note receivable as of June 30, 2011. The carrying value of the note receivable continues to be fully reserved at June 30, 2012.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth rates for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations.

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

        As previously disclosed, the Company concluded that it was reasonably likely that goodwill for the Regis and Hair Restoration Centers reporting units might become impaired in future periods.

        As a result of the Company's annual impairment testing of goodwill during the fourth quarter of fiscal year 2012, a $67.7 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Regis salon concept. The Regis salon concept reported same-store sales of negative 4.0 percent for the ten months ended April 30, 2012, which was unfavorable compared to the Company's budgeted same-store sales. Visitation patterns did not rebound as quickly as the Company originally projected. Accordingly, the Company reduced the budgeted financial projections for future years. After the impairment charge the Regis salon concept reporting unit had $35.1 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $12.5 million.

        During the three months ended December 31, 2011 the Company updated the projections for the Hair Restoration Centers reporting unit used in the fiscal 2011 annual impairment test to reflect the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs. The Company determined there was a triggering event as it was more likely than not that the fair value of the Hair Restoration Centers was below carrying value and performed an interim impairment test of goodwill during the three months ended December 31, 2011.

        As a result of the Company's interim impairment test of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit. After the impairment charge the Hair Restoration Centers reporting unit had $74.4 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the twelve months ended June 30, 2012 within Note 12 to the Consolidated Financial Statements.

        A summary of the critical assumptions utilized during the fiscal year 2012 annual impairment test of the Regis salon concept are outlined below:

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

          Discount rate.     A discount rate of 11.0 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept reporting unit (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant):

Critical Assumptions	Increase (Decrease)	Approximate Decrease in Fair Value
		(In thousands)
Discount Rate	1.0%	$7,000
Same-Store Sales	(1.0)	500

        As of our fiscal year 2012 annual impairment test, the estimated fair value of the Hair Restoration Centers reporting unit exceeded its respective carrying value by approximately 18.0 percent. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in the first half of fiscal year 2013; however, until this reporting unit is sold it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit's goodwill in future periods. The sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the fiscal year 2012 interim impairment test of the Hair Restoration Centers reporting unit are outlined below:

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

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Hair Restoration Centers reporting unit goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant):

Critical Assumptions	Increase (Decrease)	Approximate Decrease in Fair Value
		(In thousands)
Discount Rate	1.0%	$12,000
Same-Store Sales	(1.0)	3,000

        As of our fiscal year 2012 annual impairment test, the estimated fair value of the Promenade salon concept exceeded its respective carrying value by approximately 14.0 percent. As it is reasonably likely that there could be impairment of the Promenade salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the fiscal year 2012 annual impairment test of the Promenade salon concept are outlined below:

          Annual revenue growth.     Annual revenue growth is primarily driven by assumed same-store sales rates of approximately negative 2.0 to positive 6.0 percent. Other considerations include anticipated economic conditions and moderate acquisition growth.

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

          Long-term growth.     A long-term growth rate of 3.0 percent was applied to terminal cash flow based on anticipated economic conditions.

          Discount rate.     A discount rate of 11.0 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Promenade salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant):

Critical Assumptions	Increase (Decrease)	Approximate Decrease in Fair Value
		(In thousands)
Discount Rate	1.0%	$29,000
Same-Store Sales	(1.0)	2,000

        The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2012. While the Company has determined the estimated fair values of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in the first half of fiscal year 2013; however, until this reporting unit is sold it is reasonably likely there could be impairment of the Hair Restoration Centers reporting unit's goodwill in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

        As of June 30, 2012, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

        A summary of the Company's goodwill balance as of June 30, 2012 and 2011 by reporting unit is as follows:

Reporting Unit	As of June 30, 2012	As of June 30, 2011
	(Dollars in thousands)
Regis	$34,992	$103,761
MasterCuts	4,652	4,652
SmartStyle	49,476	48,916
Supercuts	129,621	129,477
Promenade	243,538	240,910

Total North America Salons	462,279	527,716
Hair Restoration Centers	74,376	152,796

Consolidated Goodwill	$536,655	$680,512

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

        During fiscal years 2012, 2011, and 2010, $6.6, $6.7, and $6.4 million, respectively, of impairments were recorded within depreciation and amortization in the Consolidated Statement of Operations.

Purchase Price Allocation

        The acquisition purchase prices are allocated to assets acquired, including identifiable intangible assets, and liabilities assumed based on their estimated fair values at the dates of acquisition. Fair value is estimated based on the amount for which the asset or liability could be bought or sold in a current transaction between willing parties. For our acquisitions, the majority of the purchase price that is not allocated to identifiable assets, or liabilities assumed, is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in guest base of the acquired salons, the value of which is not recorded as an identifiable intangible asset under current accounting guidance and the limited value of the acquired leased site and guest preference associated with the acquired hair salon brand. Residual goodwill further represents our opportunity to strategically combine the acquired business with our existing structure to serve a greater number of guests through our expansion strategies. Identifiable intangible assets purchased in fiscal year 2012, 2011, and 2010 acquisitions totaled $0.6, $2.0, and $0.1 million, respectively. The residual goodwill generated by fiscal year 2012, 2011, and 2010 acquisitions totaled $5.0, $12.5, and $2.6 million, respectively. See Note 4 to the Consolidated Financial Statements for further information.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal years 2012 and 2011, the Company recorded increases in expense from changes in estimates related to prior year open policy periods of $0.7 and $1.4 million, respectively. For fiscal year 2010, the Company recorded a decrease in expense from changes in estimates related to prior year open policy periods of $1.7 million. A 10.0 percent change in the self-insurance reserve would affect income from continuing operations before income taxes and equity in (loss) income of affiliated companies by $4.8, $4.6, and $4.5 million for the three years ended June 30, 2012, 2011 and 2010, respectively. The Company updates loss projections twice each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

Income Taxes

        In determining income for financial statement purposes, management must make certain estimates and judgments. These estimates and judgments occur in the calculation of certain tax liabilities and in the determination of the recoverability of certain deferred tax assets which arise from temporary differences between the tax and financial statement recognition of revenue and expense.

        Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not ultimately be recoverable. Should there be a change in our ability to recover our deferred tax assets, our tax provision would increase in the period in which it is determined that the recovery is not likely.

        In addition, the calculation of tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Management recognizes a reserve for potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. In the United States, fiscal years 2009 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2008. However, the Company is under audit in a number of states in which the statute of limitations has been extended for fiscal years 2006 and forward. Internationally, including Canada, the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

        As of June 30, 2012 the Company's liability for uncertain tax positions was $4.4 million. See Note 12 to the Consolidated Financial Statements for further information.

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

        During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain guest and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. During the twelve months ended June 30, 2011, the final payments aggregating $4.3 million were made.

OVERVIEW OF FISCAL YEAR 2012 RESULTS

        The following summarizes key aspects of our fiscal year 2012 results:

  •
  Revenues decreased 2.2 percent during fiscal year 2012. The Company experienced a decline in guest visitation and average ticket price, resulting in a decrease in consolidated same-store sales of 3.1 percent. Partially offsetting the decrease in revenues was the benefit of the additional day from leap year.

  •
  The Company recorded goodwill impairment charges of $67.7 and $78.4 million associated with our Regis salon concept and Hair Restoration reporting units, respectively, during fiscal year 2012.

  •
  Long-lived asset impairment charges of $6.6 million were recorded during fiscal year 2012.

  •
  The Company recorded a $17.2 million net impairment charge associated with the Agreement entered into during fiscal year 2012 to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price. The $17.2 million net impairment charge recorded within equity in (loss) income of affiliated companies in the Consolidated Statement of Operations consists of a $37.4 million impairment charge related to the difference between the purchase price and carrying value of the Company's investment in Provalliance, partially offset by a $20.2 million decrease in the fair value of the Equity Put.

  •
  The Company recorded a $19.4 million other than temporary impairment on its investment in EEG.

  •
  The Company recorded incremental depreciation expense of $16.2 million ($10.2 million net of tax or $0.18 per diluted share) associated with the adjustment to the useful life of the Company's POS system.

  •
  During fiscal year 2012, the Company reduced the home office workforce by approximately 120 employees. The Company recorded $9.8 million in senior management restructuring and other severance charges. In addition the Company recorded $2.8 million in other restructuring charges associated with one-time costs with implementing the Company's new strategy.

  •
  The Company recorded $1.8 million in deferred compensation expense associated with amending the deferred compensation contracts such that the benefits are based on years of service and employees' compensation as of June 30, 2012.

  •
  The Company recorded charges of $4.9 million associated with professional fees incurred in connection with the contested proxy and the exploration of alternatives for non-core assets.

  •
  The Company recorded a $1.1 million favorable legal settlement during fiscal year 2012.

  •
  During fiscal year 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

  •
  The annual effective income tax rate of 5.8 percent was negatively impacted by the goodwill impairment charges which are partially non-deductible for tax purposes. This resulted in the Company recording less of a tax benefit on the pre-tax loss than what would normally be expected utilizing the Company's historical range of tax rates.

  RESULTS OF OPERATIONS

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

Results of Operations as a Percent of Revenues

	For the Years Ended June 30,
	2012	2011	2010
Service revenues	75.3%	75.8%	75.6%
Product revenues	22.9	22.5	22.7
Royalties and fees	1.8	1.7	1.7
Operating expenses:
Cost of service(1)	57.5	57.5	56.9
Cost of product(2)	48.0	47.8	49.4
Site operating expenses	8.7	8.5	8.5
General and administrative	13.3	14.6	12.4
Rent	15.0	14.7	14.6
Depreciation and amortization	5.2	4.5	4.6
Goodwill impairment	6.4	3.2	1.5
Lease termination costs	—	—	0.1
Operating (loss) income	(3.0)	0.2	4.1
(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	(4.0)	(1.1)	2.3
(Loss) income from continuing operations	(5.1)	(0.4)	1.7
Income from discontinued operations	0.1	—	0.1
Net (loss) income	(5.0)	(0.4)	1.8

(1)
Computed as a percent of service revenues and excludes depreciation expense.

(2)
Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, hair restoration center revenues, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues decreased 2.2 percent during fiscal year 2012 and decreased 1.4 percent during fiscal year 2011. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept within the table.

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
North American salons:
Regis	$414,752	$434,249	$437,990
MasterCuts	159,627	165,729	166,821
SmartStyle	514,050	531,090	533,094
Supercuts	343,764	321,881	314,698
Promenade(2)	548,912	576,995	607,960

Total North American Salons	1,981,105	2,029,944	2,060,563
International salons	141,122	150,237	156,085
Hair restoration centers	151,552	145,688	141,786

Consolidated revenues	$2,273,779	$2,325,869	$2,358,434

Percent change from prior year	(2.2)%	(1.4)%	(2.9)%
Salon same-store sales decrease(1)	(3.1)%	(1.7)%	(3.2)%

(1)
Same-store sales are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and year-to-date same-store sales are the sum of the same-store sales computed on a daily basis. Locations relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

(2)
Trade Secret, Inc. was sold by Regis Corporation on February 16, 2009. The agreement included a provision that the Company would supply product to the purchaser of Trade Secret and provide certain administrative services for a transition period. For the fiscal year ended June 30, 2010, the Company generated revenue of $20.0 million in product revenues, which represented 0.8 percent of consolidated revenues. The agreement was substantially complete as of September 30, 2009.

        The decreases of 2.2, 1.4, and 2.9 percent in consolidated revenues during fiscal years 2012, 2011, and 2010, respectively, were driven by the following:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2012	2011	2010
Acquisitions	0.7%	1.1%	0.8%
Same-store sales	(3.1)	(1.7)	(3.2)
New stores	1.2	0.6	0.7
Foreign currency	0.0	0.4	0.2
Franchise revenues	0.1	0.0	0.0
Closed salons	(2.2)	(1.5)	(0.9)
Other	1.1	(0.3)	(0.5)

	(2.2)%	(1.4)%	(2.9)%

        We acquired 13 company-owned salons (including 11 franchise buybacks), and did not acquire or buy back hair restoration centers from franchisees during fiscal year 2012 compared to 105 company-owned salons (including 78 franchise buybacks), and bought back four hair restoration centers from franchisees during fiscal year 2011. The same-store sales decrease of 3.1 percent was due to a decrease in same-store guest visits and marginal declines in average ticket. The Company constructed 209 company-owned salons and six hair restoration centers. We closed 384 and 305 salons (including 51 and 60 franchise salons) during the twelve months ended June 30, 2012 and 2011, respectively.

        We acquired 105 company-owned salons (including 78 franchise buybacks), and bought back four hair restoration centers from franchisees during fiscal year 2011 compared to 26 company-owned salons (including 23 franchise buybacks), and bought back zero hair restoration centers from franchisees during fiscal year 2010. The same-store sales decrease of 1.7 percent was due to a decline in same-store guest visits, partially offset by an increase in average ticket. The Company constructed 146 company-owned salons during the twelve months ended June 30, 2011. We closed 305 and 269 salons (including 60 and 65 franchise salons) during the twelve months ended June 30, 2011 and 2010, respectively.

        During fiscal year 2012, there was no foreign currency impact on revenues as the weakening of the United States dollar against the Canadian dollar was offset by the strengthening of the United Stated dollar against the British pound and Euro as compared to the prior fiscal year's exchange rates. During fiscal year 2011, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar and British pound, as compared to the prior fiscal year's exchange rates. During fiscal year 2010, the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, partially offset by the strengthening of the United Stated dollar against the British pound and Euro as compared to the prior fiscal year's exchange rates. Consolidated revenues are primarily composed of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

        Service Revenues.    Service revenues include revenues generated from company-owned salons and service revenues generated by hair restoration centers. Consolidated service revenues were as follows:

		Decrease Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$1,712,703	$(50,271)	(2.9)%
2011	1,762,974	(21,163)	(1.2)
2010	1,784,137	(49,821)	(2.7)

        The decrease in service revenues during fiscal year 2012 was due the closure of 333 company-owned salons and same-store service sales decreasing 3.5 percent. The decrease in same-store services sales was primarily a result of a decline in same-store guest visits and a decline in average ticket due to promotional programs designed to generate additional guest visits in the salons with the promotional programs. Partially offsetting the decrease was growth due to new and acquired salons during the twelve months ended June 30, 2012 and the additional day from leap year.

        The decrease in service revenues during fiscal year 2011 was due to same-store service sales decreasing 2.3 percent, as a result of a decline in same-store guest visits. Partially offsetting the decrease was growth due to new and acquired salons during the twelve months ended June 30, 2011, price increases, sales mix as the company continues to increase hair color and waxing services, and the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2011.

        The decrease in service revenues during fiscal year 2010 was due to same-store service sales decreasing 3.4 percent, as many guests have continued to lengthen their visitation pattern due to the economy. In addition, service revenues decreased due to the strengthening of the United States dollar against the British pound. Partially offsetting the decrease was growth due to acquisitions during the twelve months and the weakening of the United States dollar against the Canadian dollar during the twelve months ended June 30, 2010.

        Product Revenues.    Product revenues are primarily sales at company-owned salons and hair restoration centers, and sales of product and equipment to franchisees. Consolidated product revenues were as follows:

		Decrease Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$520,467	$(2,727)	(0.5)%
2011	523,194	(11,399)	(2.1)
2010	534,593	(21,612)	(3.9)

        The decrease in product revenues during fiscal year 2012 was primarily due to same-store product sales decreasing 1.7 percent, and the closure of 333 company-owned locations, partially offset by the additional day from leap year and an increase in product sales to franchisees as a result of an increase in franchise locations.

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

        Royalties and Fees.    Consolidated franchise revenues, which include royalties and franchise fees, were as follows:

		Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$40,609	$908	2.3%
2011	39,701	(3)	(0.0)
2010	39,704	80	0.2

        Total franchise locations open at June 30, 2012 and 2011 were 2,045 (including 29 franchise hair restoration centers) and 1,965 (including 29 franchise hair restoration centers), respectively. During fiscal year 2012, we purchased a 60.0 percent ownership interest in a franchise network, consisting of 31 franchise locations. In addition, we purchased 11 of our franchise salons during the twelve months ended June 30, 2012. The increase in royalties and fees was also due to same-store sales increases at franchise locations.

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

Gross Margin (Excluding Depreciation)

        Our cost of revenues primarily includes labor costs related to salon employees and hair restoration center employees, the cost of product used in providing services and the cost of products sold to guests and franchisees. The resulting gross margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Gross Margin	Margin as % of Service and Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$998,361	44.7%	$(24,960)	(2.4)%	(10)
2011	1,023,321	44.8	(15,806)	(1.5)	—
2010	1,039,127	44.8	(23,279)	(2.2)	40

(1)
Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding period of the prior fiscal year.

        Service Margin (Excluding Depreciation).    Service margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Service Margin	Margin as % of Service Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$727,549	42.5%	$(22,557)	(3.0)%	—
2011	750,106	42.5	(18,311)	(2.4)	(60)
2010	768,417	43.1	(20,822)	(2.6)	10

(1)
Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding period of the prior fiscal year.

        Service margin as a percent of service revenues during fiscal year 2012 was consistent with fiscal year 2011. Lower commissions as a result of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims were offset by decreased productivity in our North American segment and an increase in the cost of labor within our Hair Restoration Centers segment.

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

        Product Margin (Excluding Depreciation).    Product margin was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Product Margin	Margin as % of Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$270,812	52.0%	$(2,403)	(0.9)%	(20)
2011	273,215	52.2	2,505	0.9	160
2010	270,710	50.6	(2,457)	(0.9)	150

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

	For the Years Ended June 30,
Breakout of Product Revenues	2012	2011	2010
Product	$520,467	$523,194	$514,631
Product sold to purchaser of Trade Secret	—	—	19,962

Total product revenues	$520,467	$523,194	$534,593

	For the Years Ended June 30,
Breakout of Cost of Product	2012	2011	2010
Cost of product	$249,655	$249,979	$243,921
Cost of product sold to purchaser of Trade Secret	—	—	19,962

Total cost of product	$249,655	$249,979	$263,883

	For the Years Ended June 30,
Product Margin as % of Product Revenues	2012	2011	2010
Margin on product other than sold to purchaser of Trade Secret	52.0%	52.2%	52.6%
Margin on product sold to purchaser of Trade Secret	—	—	—
Total product margin	52.0%	52.2%	50.6%

        The basis point decrease in product margin as a percentage of product revenues during fiscal year 2012 was primarily due to an increase in the cost of hair systems in our Hair Restoration Centers segment and increases in freight costs due to higher fuel prices. Partially offsetting the basis point decrease was a reduction in commissions paid to new employees on retail product sales in our North American segment.

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

Site Operating Expenses

        This expense category includes direct costs incurred by our salons and hair restoration centers, such as on-site advertising, workers' compensation, insurance, utilities and janitorial costs. Site operating expenses were as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Site Operating	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$198,725	8.7%	$1,003	0.5%	20
2011	197,722	8.5	(1,616)	(0.8)	—
2010	199,338	8.5	8,882	4.7	70

(1)
Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage from the decrease in same-store sales.

        Site operating expenses as a percent of consolidated revenues during fiscal year 2011 was consistent with fiscal year 2010. A reduction in legal claims expense and a favorable sales tax audit adjustment were offset by a planned increase in advertising expense within the Company's Promenade concept and an increase in self-insurance accruals.

        The basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2010 was primarily due to higher self-insurance expense. The Company recorded a reduction in self-insurance accruals of $1.7 million in fiscal year 2010 compared to a $9.9 million reduction in fiscal year 2009. In addition the Company settled two legal claims related to guest and employee matters resulting in a $5.2 million charge during fiscal year 2010.

General and Administrative

        General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise and hair restoration center operations. G&A expenses were as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	G&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$302,572	13.3%	$(37,285)	(11.0)%	(130)
2011	339,857	14.6	47,866	16.4	220
2010	291,991	12.4	330	0.1	40

(1)
Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in G&A costs as a percentage of consolidated revenues during fiscal year 2012 was primarily due to the comparable prior period including a $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret. Also contributing to the improvement during fiscal year 2012 was a reduction in salaries and other employee benefits as a result of the reduction in home office workforce that occurred in January 2012. Partially offsetting the basis point improvement were incremental costs associated with the Company's senior management restructuring, severance charges, and professional fees incurred in connection with the contested proxy and the exploration of alternatives for non-core assets.

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

Rent

        Rent expense, which includes base and percentage rent, common area maintenance and real estate taxes, was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Rent	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$340,805	15.0%	$(1,481)	(0.4)%	30
2011	342,286	14.7	(1,812)	(0.5)	10
2010	344,098	14.6	(3,694)	(1.1)	30

(1)
Represents the basis point change in rent expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by favorable common area maintenance adjustments from landlords and salon closures.

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

Depreciation and Amortization

        Depreciation and amortization expense (D&A) was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	D&A	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$118,071	5.2%	$12,962	12.3%	70
2011	105,109	4.5	(3,655)	(3.4)	(10)
2010	108,764	4.6	(6,891)	(6.0)	(20)

(1)
Represents the basis point change in depreciation and amortization as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in D&A as a percent of consolidated revenues during fiscal year 2012 was primarily due to $16.2 million of accelerated depreciation expense in the current year resulting from the useful life adjustment of the Company's internally developed point-of-sale system and negative leverage from the decrease in same-store sales. Partially offsetting the basis point increase was the continuation of a decrease in depreciation expense from the reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009.

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

Goodwill Impairment

        Goodwill impairment was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Goodwill Impairment	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$146,110	6.4%	$72,010	97.2%	320
2011	74,100	3.2	38,823	110.1	170
2010	35,277	1.5	(6,384)	(15.3)	(20)

(1)
Represents the basis point change in goodwill impairment as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The Company recorded goodwill impairment charges totaling $67.7 and $78.4 million related to the Regis salon concept and Hair Restoration Centers reporting units, respectively, during fiscal year 2012. Due to the continuation of a decrease in same-store sales, the estimated fair value of the Regis salon operations was less than the carrying value of this concept's net assets, including goodwill. The $67.7 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon operations. Due to the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs, the estimated fair value of the

Hair Restoration Centers operations was less than the carrying value of this reporting unit's net assets, including goodwill. The $78.4 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

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

Lease Termination Costs

        Lease termination costs were as follows:

			Decrease Over Prior Fiscal Year
Years Ended June 30,	Lease Termination Costs	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$—	—%	$—	N/A	—
2011	—	—	(2,145)	(100.0)	(10)
2010	2,145	0.1	(3,587)	(62.6)	(10)

(1)
Represents the basis point change in lease termination costs as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

        As the Company's June 2009 plans to close underperforming company-owned salons were substantially complete as of June 30, 2010, the Company did not incur lease termination costs during the twelve months ended June 30, 2012 and 2011.

        The fiscal year 2010 lease termination costs are associated with the Company's June 2009 plan to close underperforming United Kingdom company-owned salons in fiscal year 2010. During fiscal year 2010 we closed 29 salons under the June 2009 plan.

Interest Expense

        Interest expense was as follows:

			(Decrease) Increase Over Prior Fiscal Year
Years Ended June 30,	Interest	Expense as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$28,245	1.2%	$(6,143)	(17.9)%	(30)
2011	34,388	1.5	(20,026)	(36.8)	(80)
2010	54,414	2.3	14,646	36.8	70

(1)
Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        The basis point improvement in interest as a percent of consolidated revenues during the twelve months ended June 30, 2012 was primarily due to decreased debt levels as compared to fiscal year 2011.

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

Interest Income and Other, net

        Interest income and other, net was as follows:

			Increase (Decrease) Over Prior Fiscal Year
Years Ended June 30,	Interest	Income as % of Consolidated Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$5,130	0.2%	$319	6.6%	—
2011	4,811	0.2	(5,599)	(53.8)	(20)
2010	10,410	0.4	949	10.0	—

(1)
Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding period of the prior fiscal year.

        Interest income and other, net as a percent of consolidated revenues during the twelve months ended June 30, 2012, was consistent with the comparable prior period as there was a favorable foreign currency impact related to the Company's investment in MY Style and a favorable legal settlement during fiscal year 2012 that were offset by the prior year comparable period including higher fees received for warehousing services provided to the purchaser of Trade Secret.

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

Income Taxes

        Our reported effective tax rate was as follows:

Years Ended June 30,	Effective Rate	Basis Point Increase (Decrease)(1)
2012	(5.8)%	3,130
2011	(37.1)	N/A
2010	48.1	(520)

(1)
Represents the basis point change in income tax (benefit) expense as a percent of (loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies as compared to the corresponding periods of the prior fiscal year. The basis point change for fiscal year 2011 is not applicable due to the income tax benefit in fiscal year 2011 compared to income tax expense in fiscal year 2010.

        The basis point increase in our overall effective income tax rate for fiscal year 2012 was primarily due to the impact of the goodwill impairment charges recorded during fiscal year 2012 as compared to the impact of the goodwill impairment charge recorded during fiscal year 2011. The majority of the goodwill impairment charges recorded during fiscal year 2012 were non-deductible for tax purposes. This adversely impacted the annual effective tax rate by 37.9% as compared to the prior year impact of 10.4%. Additionally, the impact of employment credits related to the Small Business and Work Opportunity Act of 2007 resulted in less of a tax benefit to the annual effective tax rate when compared to the prior year. This was due to the prior year employment credits having a larger favorable impact to the prior year effective tax rate because of the lower book loss recorded during fiscal year 2011. Absent new legislation being enacted, these credits expired on December 31, 2011.

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

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

        Equity in (loss) income of affiliates, representing the income or loss generated by our equity investment in Empire Education Group, Inc., Provalliance, and other equity method investments was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Equity (Loss) Income
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2012	$(30,043)	$(37,271)	(515.6)%
2011	7,228	(4,714)	(39.5)
2010	11,942	41,788	140.0

        The loss in affiliated companies, net of taxes for the year ended June 30, 2012 was primarily due to the impairment losses of $17.2 and $19.4 million recorded on our investments in Provalliance and EEG, respectively. On April 9, 2012, the Company entered into the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. In conjunction, the Company recorded a $37.4 million other than temporary impairment charge on its investment in Provalliance and $20.2 million reduction in the fair value of the Equity Put, resulting in a net impairment charge of $17.2 million. The Company recorded a $19.4 million other than temporary impairment charge for the excess of the carrying value of its investment in EEG over the fair value. The Company also recorded its $8.7 million share of an intangible asset impairment recorded directly by EEG. These impairments recorded during fiscal year 2012 were partially offset by our share of earnings of $9.7, $4.7 and $0.8 million recorded for our investments in Provalliance, EEG and Hair Club for Men, Ltd., respectively. See Note 6 to the Consolidated Financial Statements for further discussion of each respective affiliated company.

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

Income from Discontinued Operations, net of Taxes

        Income from discontinued operations was as follows:

		Increase (Decrease) Over Prior Fiscal Year
	Income from Discontinued Operations, Net of Taxes
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2012	$1,099	$1,099	N/A
2011	—	(3,161)	(100.0)
2010	3,161	134,597	102.4

        During fiscal year 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

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

        During the fiscal year ended June 30, 2012, foreign currency translation had a minimal net impact on consolidated revenues as the weakening of the British Pound and Euro against the United States dollar was offset by the strengthening of the Canadian dollar against the United States dollar.

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

	Favorable (Unfavorable) Impact of Foreign Currency Exchange Rate Fluctuations
	Impact on Revenues			Impact on (Loss) Income Before Income Taxes
Currency	Fiscal 2012	Fiscal 2011	Fiscal 2010	Fiscal 2012	Fiscal 2011	Fiscal 2010
	(Dollars in thousands)
Canadian dollar	$364	$9,736	$10,422	$47	$937	$1,761
British pound	(263)	653	(4,928)	(2)	15	(184)
Euro	(114)	(137)	(34)	(8)	39	(5)

Total	$(13)	$10,252	$5,460	$37	$991	$1,572

Results of Operations by Segment

        Based on our internal management structure, we report three segments: North American salons, International salons and Hair Restoration Centers. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

        North American Salon Revenues.    Total North American salon revenues were as follows:

		Decrease Over Prior Fiscal Year
				Same-Store Sales Decrease
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$1,981,105	$(48,839)	(2.4)%	(3.2)%
2011	2,029,944	(30,619)	(1.5)	(1.8)
2010	2,060,563	(57,135)	(2.7)	(3.3)

        The percentage decreases during the years ended June 30, 2012, 2011, and 2010 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
Factor	2012	2011	2010
Acquisitions	0.7%	1.2%	0.8%
Same-store sales	(3.2)	(1.8)	(3.3)
New stores	1.3	0.6	0.8
Foreign currency	0.0	0.5	0.5
Franchise revenues	0.0	0.0	0.0
Closed salons	(2.3)	(1.4)	(0.4)
Other	1.1	(0.6)	(1.1)

	(2.4)%	(1.5)%	(2.7)%

        We acquired 12 North American salons during the twelve months ended June 30, 2012, including 11 franchise buybacks. The same-store sales decrease of 3.2 percent for fiscal year 2012 was the result of a decline in guest visitations and a decrease in average ticket. The Company constructed and closed 191 and 317 company-owned salons, respectively during the twelve months ended June 30, 2012.

        We acquired 105 North American salons during the twelve months ended June 30, 2011, including 78 franchise buybacks. The same-store sales decrease of 1.8 percent was the result of a decline in same-store guest visits, partially offset by an increase in average ticket. The foreign currency impact during fiscal year 2011 resulted primarily from the weakening of the United States dollar against the Canadian dollar. The Company constructed and closed 133 and 230 company-owned salons, respectively during the twelve months ended June 30, 2011.

        We acquired 26 North American salons during the twelve months ended June 30, 2010, including 23 franchise buybacks. The same-store sales decrease of 3.3 percent was the result of a decline in same-store guest visits, partially offset by an increase in average ticket. The foreign currency impact during fiscal year 2010 resulted from the weakening of the United States dollar against the Canadian dollar as compared to the exchange rate for fiscal year 2009. The Company constructed and closed 137 and 162 company-owned salons, respectively during the twelve months ended June 30, 2010.

        North American Salon Operating Income.    Operating income for the North American salons was as follows:

			(Decrease) Increase Over Prior Fiscal Year
		Operating Income as % of Total Revenues
Years Ended June 30,	Operating Income		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$165,368	8.3%	$(1,315)	(0.8)%	10
2011	166,683	8.2	(53,172)	(24.2)	(250)
2010	219,855	10.7	(55,773)	(20.2)	(230)

(1)
Represents the basis point change in North American salon operating income as a percent of total North American salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point increase in North American salon operating income as a percent of North American salon revenues during fiscal year 2012 was primarily due to the $67.7 million goodwill impairment of the Company's Regis salon concept was less than the $74.1 million goodwill impairment of the Company's Promenade salon concept in fiscal year 2011. The basis point increase was also due to improved service margins, partially offset by negative leverage in fixed cost categories due to negative same-store sales.

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

        The basis point decrease in North American salon operating income as a percent of North American salon revenues during fiscal year 2010 was primarily due to the $35.3 million goodwill impairment of the Company's Regis salon concept and negative leverage in fixed cost categories due to negative same-store sales. In addition, the basis point decrease was due to the settlement of two legal claims regarding guest and employee matters totaling $5.2 million, higher self-insurance expense (the Company recorded reduction in self-insurance accruals of $1.7 million in the twelve months ended June 30, 2010 compared to a $9.9 million reduction in the twelve months ended June 30, 2009), partially offset by the Company's cost saving initiatives and gross margin improvement.

International Salons

        International Salon Revenues.    Total International salon revenues were as follows:

		Decrease Over Prior Fiscal Year
				Same-Store Sales Decrease
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$141,122	$(9,115)	(6.1)%	(9.1)%
2011	150,237	(5,848)	(3.7)	(3.1)%
2010	156,085	(15,484)	(9.0)	(3.8)

        The percentage decreases during the years ended June 30, 2012, 2011, and 2010 were due to the following factors:

	Percentage (Decrease) Increase in Revenues For the Years Ended June 30,
	2012	2011	2010
Acquisitions	—%	—%	—%
Same-store sales	(9.1)	(3.1)	(3.8)
New stores	1.9	1.0	0.1
Foreign currency	(0.3)	0.3	(2.9)
Franchise revenues	—	—	—
Closed salons	(2.3)	(3.7)	(7.6)
Other	3.7	1.8	5.2

	(6.1)%	(3.7)%	(9.0)%

        We acquired one International salon during the twelve months ended June 30, 2012. Same-store sales decreased 9.1 percent due to a decline in guest visits. The Company constructed 13 company-owned salons (net of relocations) during the twelve months ended June 30, 2012. The foreign currency impact during fiscal year 2012 resulted from the strengthening of the United States dollar against the British Pound. We closed 16 company-owned salons during the twelve months ended June 30, 2012.

        We did not acquire any International salons during the twelve months ended June 30, 2011. Same-store sales decreased 3.1 percent due to a decline in guest visits. The Company constructed 11 company-owned salons (net of relocations) during the twelve months ended June 30, 2011. The foreign currency impact during fiscal year 2011 resulted from the weakening of the United States dollar against the British Pound. We closed 15 company-owned salons during the twelve months ended June 30, 2011.

        We did not acquire any International salons during the twelve months ended June 30, 2010. Same-store sales decreased 3.8 percent due to a decline in guest visits. The Company constructed 2 company-owned salons during the twelve months ended June 30, 2010. The foreign currency impact during fiscal year 2010 resulted from the strengthening of the United States dollar against the British Pound and Euro as compared to the exchange rates for fiscal year 2009. We closed 42 company-owned salons during the twelve months ended June 30, 2010, of which 29 related to the June 2009 plan to close underperforming salons in the United Kingdom.

        International Salon Operating Income.    Operating income for the International salons was as follows:

			(Decrease) Increase Over Prior Fiscal Year
		Operating Income as % of Total Revenues
Years Ended June 30,	Operating Income		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$2,505	1.8%	$(4,233)	(62.8)%	(270)
2011	6,738	4.5	(41)	(0.6)	20
2010	6,779	4.3	52,260	114.9	3,080

(1)
Represents the basis point change in International salon operating income as a percent of total International salon revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in International salon operating income as a percent of International salon revenues during fiscal year 2012 was primarily due to negative leverage on fixed costs due to a decrease in same-store sales.

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

Hair Restoration Centers

        Hair Restoration Center Revenues.    Total Hair Restoration Centers revenues were as follows:

		Increase Over Prior Fiscal Year
				Same-Store Sales Increase
Years Ended June 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$151,552	$5,864	4.0%	2.9%
2011	145,688	3,902	2.8	1.2
2010	141,786	1,266	0.9	0.4

        The percentage increases during the years ended June 30, 2012, 2011, and 2010 were due to the following factors:

	Percentage Increase (Decrease) in Revenues For the Years Ended June 30,
	2012	2011	2010
Acquisitions	1.3%	1.1%	0.2%
Same-store sales	2.9	1.2	0.4
New centers	0.4	0.3	0.0
Franchise revenues	0.1	0.7	(0.2)
Closed centers	(0.2)	(0.3)	0.0
Other	(0.5)	(0.2)	0.5

	4.0%	2.8%	0.9

        The increase in Hair Restoration Centers revenues during fiscal year 2012 was due to the increase in same-store sales of 2.9 percent, the construction of six hair restoration centers and the four acquired hair restoration centers during fiscal year 2011.

        The increase in Hair Restoration Centers revenues during fiscal year 2011 was due to the increase in same-store sales of 1.2 percent, the acquisition of four hair restoration centers, all of which were franchise buybacks, and the construction of three hair restoration centers.

        The increase in Hair Restoration Centers revenues during fiscal year 2010 was due to the increase in same-store sales of 0.4 percent and the construction of four hair restoration centers.

        Hair Restoration Center Operating (Loss) Income.    Operating (loss) income for our Hair Restoration Centers was as follows:

		Operating (Loss) Income as % of Total Revenues	Decrease Over Prior Fiscal Year

Years Ended June 30,	Operating (Loss) Income		Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$(62,639)	(41.3)%	$(80,869)	(443.6)%	(5,380)
2011	18,230	12.5	(2,107)	(10.4)	(180)
2010	20,337	14.3	(3,534)	(14.8)	(270)

(1)
Represents the basis point change in Hair Restoration Centers operating (loss) income as a percent of total Hair Restoration Centers revenues as compared to the corresponding period of the prior fiscal year.

        The basis point decrease in Hair Restoration Centers operating loss as a percent of Hair Restoration Centers revenues during the twelve months ended June 30, 2012 was primarily due to the $78.4 million goodwill impairment of the Hair Restoration Centers, lower margins due primarily to increased labor costs and an increase in the cost hair systems.

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

Unallocated Corporate

        Unallocated Corporate Operating Loss.    Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Operating Loss
Years Ended June 30,		Dollar	Percentage
	(Dollars in thousands)
2012	$172,547	$(15,156)	(8.1)%
2011	187,703	37,950	25.3
2010	149,753	4,808	3.3

        The improvement in unallocated corporate operating loss during the twelve months ended June 30, 2012 as compared to the twelve months ended June 30, 2011 was primarily due to the comparable prior period including $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret, partially offset by $16.2 million of accelerated depreciation expense recorded during fiscal year 2012 as a result of an adjustment to the useful life of the Company's internally developed POS system, and incremental costs associated with the Company's senior management restructuring and contested proxy.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

        We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2012	24.4%	110
2011	23.3	(700)
2010	30.3	(1,380)

(1)
Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point increase in the debt to capitalization ratio as of June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in shareholders' equity as a result of the non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit, a $17.2 million net impairment charge associated with the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost family, and a $19.4 million impairment charge associated with our investment in EEG. Partially offsetting the impact of the decrease in shareholders' equity was a decrease in debt levels.

        The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011 and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

        The basis point improvement in the debt to capitalization ratio as of June 30, 2010 compared to June 30, 2009 was primarily due to the July 2009 common stock offering and decreased debt levels stemming from the repayment of private placement debt during fiscal year 2010. Our principal on-going cash requirements are to finance construction of new stores, remodel certain existing stores, acquire salons and purchase inventory. Guests pay for salon services and merchandise in cash at the time of sale, which reduces our working capital requirements.

        Total assets at June 30, 2012, 2011, and 2010 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Total Assets
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2012	$1,571,846	$(233,907)	(13.0)%
2011	1,805,753	(113,819)	(5.9)
2010	1,919,572	27,086	1.4

        The primary factors for the decrease in total assets as of June 30, 2012 compared to June 30, 2011 were the goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit, a $17.2 million net impairment charge associated with the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost family, and a $19.4 million impairment charge associated with our investment in EEG. Additionally, total assets decreased as a result of the accelerated depreciation expense associated with the adjustment to the useful life of the Company's internally developed POS. Partially offsetting the decrease in total assets were cash flows from operations.

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

        Total shareholders' equity at June 30, 2012, 2011, and 2010 was as follows:

		(Decrease) Increase Over Prior Fiscal Year
	Shareholders' Equity
As of June 30,		Dollar	Percentage
	(Dollars in thousands)
2012	$889,157	$(143,462)	(13.9)%
2011	1,032,619	19,326	1.9
2010	1,013,293	210,433	26.2

        During the twelve months ended June 30, 2012, equity decreased primarily as a as a result of the non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit, a $17.2 million net impairment charge associated with the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost family, a $19.4 million impairment charge associated with our investment in EEG, and $24.3 million of foreign currency translation.

        During the twelve months ended June 30, 2011, equity increased primarily as a result of $30.4 million of foreign currency translation and $9.6 million of stock based compensation, partially offset by $11.5 million of dividends and $8.9 million of net loss.

        During the twelve months ended June 30, 2010, equity increased primarily as a result of the issuance of the $163.6 million in common stock, the $24.7 million ($15.2 million net of tax) equity component of the convertible debt, stock based compensation of $9.3 million and the $42.7 million of earnings during fiscal year 2010. Partially offsetting the increase was a non-cash goodwill impairment charge of $35.3 million related to our Regis salon concept, $9.1 million of dividends, $8.2 million in equity issuance costs and $5.4 million of foreign currency translation adjustments.

Cash Flows

Operating Activities

        Net cash provided by operating activities during the twelve months ended June 30, 2012, 2011 and 2010 were a result of the following:

	Operating Cash Flows For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Net (loss) income	$(114,093)	$(8,905)	$42,740
Depreciation and amortization	111,435	98,428	102,336
Equity in loss (income) of affiliated companies	30,043	(7,228)	(11,942)
Dividends received from affiliated companies	4,047	10,023	2,404
Deferred income taxes	(14,171)	(14,711)	5,115
Impairment on discontinued operations	—	—	(154)
Goodwill and asset impairments	152,746	80,781	41,705
Note receivable bad debt (recovery) expense	(805)	31,227	—
Receivables	(4,502)	(2,358)	1,192
Inventories	2,644	4,629	4,823
Income tax receivable	2,809	23,855	957
Other current assets	(5,272)	4,725	2,657
Other assets	(841)	(11,050)	(14,951)
Accounts payable and accrued expenses	(13,513)	368	1,040
Other noncurrent liabilities	(11,151)	1,818	1,954
Other	14,324	17,576	12,347

	$153,700	$229,178	$192,223

        Fiscal year 2012 cash provided by operating activities was lower than fiscal year 2011 cash provided by operating activities due to a $51.8 million decrease in cash provided by operating assets and liabilities primarily due to the timing of accruals and a reduction in the amount received for income taxes, as fiscal year 2011 included a tax refund related to the fiscal year 2009 loss on discontinued operations. Cash provided by operating activities was also lower due to a decrease of $6.0 million in dividends received from affiliated companies.

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

Investing Activities

        Net cash used in investing activities during the twelve months ended June 30, 2012, 2011 and 2010 was the result of the following:

	Investing Cash Flows For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Business and salon acquisitions	$(2,587)	$(17,990)	$(3,664)
Capital expenditures for remodels or other additions	(36,128)	(44,855)	(40,561)
Capital expenditures for the corporate office (including all technology-related expenditures)	(27,072)	(13,826)	(7,828)
Capital expenditures for new salon construction	(22,569)	(12,788)	(9,432)
Proceeds from loans and investments	11,995	16,804	16,099
Disbursements for loans and investments	(15,000)	(72,301)	—
Freestanding derivative settlement	—	—	736
Proceeds from sale of assets	502	626	70

	$(90,859)	$(144,330)	$(44,580)

        Cash used by investing activities was less during fiscal year 2012 compared to fiscal year 2011 due to the comparable prior period including the acquisition of approximately 17 percent additional equity interest in Provalliance for $57.3 million (€40.4 million), a decrease in the amount of cash paid for acquisitions during fiscal year 2012, partially offset by an increase in capital expenditures for a new POS system and new salon construction. The Company completed 235 major remodeling projects during fiscal year 2012, compared to 271 and 333 during fiscal years 2011 and 2010, respectively. During fiscal year 2012, we constructed 209 company-owned salons and six hair restoration centers, and acquired 13 company-owned salons (11 of which were franchise buybacks).

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

        The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	Years Ended June 30,
	2012		2011		2010
	Constructed	Acquired	Constructed	Acquired	Constructed	Acquired
Regis	12	—	12	9	14	3
MasterCuts	11	—	6	—	15	—
SmartStyle	50	—	65	—	80	—
Supercuts	65	1	24	—	10	—
Promenade	53	—	26	18	18	—
International	18	1	13	—	2	—
Hair restoration centers	6	—	3	—	4	—

	215	2	149	27	143	3

Financing Activities

        Net cash used in financing activities during the twelve months ended June 30, 2012, 2011 and 2010 was the result of the following:

	Financing Cash Flows For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Net repayments on revolving credit facilities	$—	$—	$(5,000)
Net repayments of long-term debt	(29,693)	(137,671)	(181,850)
Proceeds from the issuance of common stock	—	682	159,498
Excess tax benefit from stock-based compensation plans	—	67	243
Dividend payments	(13,855)	(11,509)	(9,146)
Other	—	—	(2,878)

	$(43,548)	$(148,431)	$(39,133)

        During fiscal year 2012 and 2011, the primary use of cash within financing activities was for repayments of long-term debt and dividends.

        During fiscal year 2010, the primary use of cash within financing activities was for net repayments of long-term debt, partially offset by the issuance of common stock.

Financing Arrangements

        The Company's financing arrangements as of June 30, 2012 and 2011 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates	2012	2011	2012	2011
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013 - 2018	6.69 - 8.50%	6.69 - 8.50%	$111,429	$133,571
Convertible senior notes	2015	5.00	5.00	161,134	156,248
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	8.80 - 9.14	14,780	22,273
Other notes payable	2013	5.75 - 8.00	5.75 - 8.00	331	1,319

				287,674	313,411
Less current portion				(28,937)	(32,252)

Long-term portion				$258,737	$281,159

Fiscal Year 2012

        In April 2012, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $800.0 million to $850.0 million and amending or adding certain definitions, including EBITDA and Rental Expense. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2012.

Fiscal Year 2011

        On June 30, 2011, the Company entered into a Fifth Amended and Restated Credit Agreement, which amended and restated in its entirety, the Company's existing Fourth Amended and Restated Credit Agreement. The Fifth Amended and Restated Credit Agreement provides for a $400.0 million senior unsecured five-year revolving credit facility. The amendments included increasing the Company's minimum net worth covenant from $800.0 to $850.0 million, and amending or adding certain definitions, including Change in Law, Defaulting Lender, EBITDA, Fronting Exposure, Replacement Lender, and Accounting Principles. In addition, under the Fifth Amended and Restated Credit Agreement, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million, and Restricted Payments, as defined in the agreement, are tiered based on Debt to EBITDA. Events of default under the Credit Agreement include change of control of the Company and the Company's default of other debt exceeding $10.0 million.

Fiscal Year 2010

        In July 2009, the Company issued $172.5 million of 5.0 percent convertible senior notes due 2014, and 13,225,000 shares of its common stock at $12.37 per share. The notes are unsecured, senior obligations of the Company and interest payable semi-annually at a rate of 5.0 percent per year. The notes mature on July 15, 2014. The notes are convertible subject to certain conditions at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock), subject to adjustment in certain circumstances. As of June 30, 2012, the conversion rate was 65.1432 shares of the Company's common stock per $1,000 principal amount of notes

(representing a conversion price of approximately $15.35 per share of the Company's common stock). See further discussion within Note 8 to the Consolidated Financial Statements.

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

        In connection with the offering above, the Company amended the Fourth Amended and Restated Credit Agreement, the Term Loan Agreement and the Amended and Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $675 to $800 million, lowering the fixed charge coverage ratio requirement from 1.5x to 1.3x, amending certain definitions, including EBITDA and Fixed Charges, and limiting the Company's Restricted Payments to $20 million if the Company's Leverage Ratio is greater than 2.0x. In addition, the amendments to the Fourth Amended and Restated Credit Agreement reduced the borrowing capacity of the revolving credit facility from $350.0 to $300.0 million and the amendments to the Restated Private Shelf Agreement incorporated a risk based capital fee calculated on the daily average outstanding principal amount equal to an annual rate of 1.0 percent which commences one year after the effective date of the amendment.

Other Financing Arrangements

Private Shelf Agreement

        At June 30, 2012 and 2011, we had $111.4 and $133.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017. The interest rates on the notes range from 6.69 to 8.50 percent as of June 30, 2012, and ranged from 6.69 to 8.50 percent as of June 30, 2011.

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

Other Notes Payable

        The Company had $0.3 and $1.3 million in unsecured outstanding notes at June 30, 2012 and 2011, respectively, related to debt assumed in acquisitions.

Acquisitions

        Acquisitions are discussed throughout Management's Discussion and Analysis in this Item 7, as well as in Note 4 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K. The acquisitions were funded primarily from operating cash flow, debt and the issuance of common stock.

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2012:

	Payments due by period
Contractual Obligations	Within 1 years	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Long-term debt obligations	$22,474	$196,848	$35,715	$17,857	$272,894
Capital lease obligations	6,463	8,315	2	—	14,780
Other long-term liabilities	5,883	4,711	3,206	14,161	27,961

Total on-balance sheet	34,820	209,874	38,923	32,018	315,635

Off-balance sheet(a):
Operating lease obligations	306,468	433,978	200,432	85,627	1,026,505
Interest on long-term debt and capital lease obligations	18,772	22,758	7,589	1,518	50,637

Total off-balance sheet	325,240	456,736	208,021	87,145	1,077,142

Total(b)	$360,060	$666,610	$246,944	$119,163	$1,392,777

(a)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

(b)
As of June 30, 2012, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 12 to the Consolidated Financial Statements for more information on our uncertain tax positions.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of senior term notes and convertible debt. There were no outstanding borrowings under our revolving credit facility at June 30, 2012. Interest payments on long-term debt and capital lease obligations were estimated based on each debt obligation's agreed upon rate as of June 30, 2012 and scheduled contractual repayments.

        Other long-term liabilities include a total of $21.2 million related to the Executive Profit Sharing Plan and a salary deferral program, $6.8 million (including $0.2 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

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

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their performance within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $24.6 and $11.8 million and are included in accrued liabilities and other noncurrent liabilities, respectively, in the Consolidated Balance Sheet at June 30, 2012. Refer to Note 13 to the Consolidated Financial Statements for additional information. The Company intends to fund its future obligations under these arrangements through Company-owned life insurance policies on the participants.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salon and hair restoration center premises, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $152.5 million, which are reimbursed to the Company by franchisees, and the guarantee of approximately 20 salons operated by the purchaser of Trade Secret. Regarding the franchisee subleases, we generally retain the right to the related salon assets net of any outstanding obligations in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

        We have forward foreign currency contracts. See Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," for a detailed discussion of our derivative instruments. Future net settlements under these agreements are not included in the table above.

        We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, definitive agreement entered into during July 2012 to sell Hair Club, credit facility of EEG that matures on December 31, 2012 with a maximum exposure of $9 million, agreements to provide services, and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect to result in a material liability.

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

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2012. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

        In the first half of fiscal year 2013 the Company is expecting to receive approximately $260 million upon completion of the sale of Provalliance and Hair Club. We are currently evaluating the Company's capital structure and the future use of these proceeds. As of June 30, 2012, cash and cash equivalents were $47.9, $32.8 and $31.2 million within the United States, Canada, and Europe, respectively.

        We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016. As of June 30, 2012, the Company had no outstanding borrowings under the facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.1 million at June 30, 2012, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2012 was $373.9 million.

        Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including minimum net worth and other covenants and requirements. At June 30, 2012, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Financing

        Financing activities are discussed under "Liquidity and Capital Resources" in this Item 7 and in Note 8 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 9 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures, acquisitions and required debt repayments for the foreseeable future. As of June 30, 2012, we have available an unused committed line of credit amount of $373.9 million under our existing revolving credit facility.

Dividends

        We paid dividends of $0.24 per share during fiscal year 2012, $0.20 per share during fiscal year 2011, and $0.16 per share during fiscal year 2010. On August 22, 2012, the Board of Directors of the Company declared a $0.06 per share quarterly dividend payable September 19, 2012 to shareholders of record on September 5, 2012.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company did not repurchase any shares during fiscal year 2012 or 2011. As of June 30, 2012, 2011, and 2010, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2012, $73.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include, the impact of management and organizational changes; competition within the personal hair care industry, which remains strong, both domestically and internationally; price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; the impact on the Company of healthcare reform legislation; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue target is dependent on salon acquisitions, new salon construction and same-store sales increases, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

  Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. The Company had outstanding fixed rate debt balances of $287.7 and $313.4 million at June 30, 2012 and June 30, 2011, respectively.

Interest Rate Swap Contracts:

        In the past, the Company used interest rate swaps to maintain its variable to fixed rate debt ratio in accordance with its established policy to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and variable rate debt. Generally, the terms of the interest rate swap agreements contain monthly and quarterly settlement dates based on the notional amounts of the swap contracts.

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

Tabular Presentation:

        The following table presents information about the Company's debt obligations. As the Company did not have variable rate obligations or derivative financial instruments sensitive to changes in interest rates or as of June 30, 2012, the table presents principal amounts and related weighted-average interest rates by fiscal year of maturity for fixed rate debt obligations.

							June 30, 2012
	Expected maturity date as of June 30, 2012
								Fair Value
	2013	2014	2015	2016	2017	Thereafter	Total
	(Dollars in thousands)
Liabilities
Long-term debt:
Fixed rate	$28,937	$24,918	$180,245	$17,860	$17,857	$17,857	$287,674	$307,478
Average interest rate	7.4%	7.5%	5.4%	8.5%	8.5%	8.5%	6.3%
Total liabilities	$28,937	$24,918	$180,245	$17,860	$17,857	$17,857	$287,674	$307,478

Foreign Currency Exchange Risk:

        The majority of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar, British pound and Euro. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income. As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2012, the Company has entered into the following financial instruments to manage its foreign currency exchange risk:

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

        In connection with the sale of Provalliance, the Company is considering alternatives which may trigger release of certain material cumulative foreign currency translation balances and the cumulative tax-effected net loss related to the fiscal year 2007 settlement of the cross-currency swap from AOCI to earnings. The Company is currently estimating a net gain of approximately $30 to $40 million to be released from AOCI to earnings upon liquidation of certain foreign subsidiaries.

Forward Foreign Currency Contracts:

        The Company's exposure to foreign exchange risk includes risks related to fluctuations in the Canadian dollar relative to the U.S. dollar. The exposure to Canadian dollar exchange rates on the Company's fiscal year 2012 cash flows is primarily associated with certain forecasted intercompany transactions.

        The Company seeks to manage exposure to changes in the value of the Canadian dollar. In order to do so, the Company has entered into forward currency contracts from fiscal year 2007 to the first quarter of fiscal year 2013 in order to reduce the risk of significant negative impact on its U.S. dollar cash flows or income. The Company does not hedge foreign currency exposure in a manner that would entirely eliminate the effect of changes in foreign currency exchange rates on net income and cash flows. During fiscal year 2011, the Company entered into several forward foreign currency contracts to sell Canadian dollars and buy an aggregate of $8.7 million U.S. dollars, respectively, with maturation dates between July 2011 and September 2012. As of June 30, 2012, the remaining aggregate amount of forward foreign currency contracts related to the Canadian dollar was $1.8 million U.S. dollars .The purpose of the forward contracts is to protect against adverse movements in the Canadian dollar exchange rate. The contracts were designated and were effective as cash flow hedges as of June 30, 2012. They were recorded at fair value within other noncurrent liabilities or other current assets in the Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax. See Note 9 to the Consolidated Financial Statements for further discussion.

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

        In June 2012, the Company entered into a freestanding derivative forward contract to sell an aggregate $9.0 million U.S. dollars and buy Canadian dollars, with a maturation date in July 2012.

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

	Expected Transaction date June 30,
						June 30, 2012 Fair Value
	2013	2014	2015	2016	Total
Forecasted Transactions
(U.S.$ equivalent in thousands)
Intercompany transactions with Canadian salons (U.S.$)	$1,804	$—	$—	$—	$1,804	$37
Foreign currency denominated intercompany assets and liabilities (U.S.$)	9,000	—	—	—	9,000	108

Total contracts	$10,804	$—	$—	$—	$10,804	$145

Average contractual exchange rate	1.0243				1.0243

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

        Management has assessed the Company's internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2012, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2012, as stated in their report which follows in Item 8 of this Form 10-K.

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in shareholders' equity and comprehensive income and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2012 and June 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 29, 2012

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$111,943	$96,263
Receivables, net	31,578	27,149
Inventories	148,441	150,804
Deferred income taxes	17,395	17,887
Income tax receivable	14,098	22,341
Other current assets	61,222	32,118

Total current assets	384,677	346,562
Property and equipment, net	323,060	347,811
Goodwill	536,655	680,512
Other intangibles, net	101,790	111,328
Investment in and loans to affiliates	166,176	261,140
Other assets	59,488	58,400

Total assets	$1,571,846	$1,805,753

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$28,937	$32,252
Accounts payable	50,454	55,107
Accrued expenses	172,582	167,321

Total current liabilities	251,973	254,680
Long-term debt and capital lease obligations	258,737	281,159
Other noncurrent liabilities	171,979	237,295

Total liabilities	682,689	773,134

Commitments and contingencies (Note 10)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 57,415,241 and 57,710,811 common shares at June 30, 2012 and 2011, respectively	2,871	2,886
Additional paid-in capital	346,943	341,190
Accumulated other comprehensive income	55,114	77,946
Retained earnings	484,229	610,597

Total shareholders' equity	889,157	1,032,619

Total liabilities and shareholders' equity	$1,571,846	$1,805,753

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(Dollars in thousands, except per share data)

	Years Ended June 30,
	2012	2011	2010
Revenues:
Service	$1,712,703	$1,762,974	$1,784,137
Product	520,467	523,194	534,593
Royalties and fees	40,609	39,701	39,704

	2,273,779	2,325,869	2,358,434
Operating expenses:
Cost of service	985,154	1,012,868	1,015,720
Cost of product	249,655	249,979	263,883
Site operating expenses	198,725	197,722	199,338
General and administrative	302,572	339,857	291,991
Rent	340,805	342,286	344,098
Depreciation and amortization	118,071	105,109	108,764
Goodwill impairment	146,110	74,100	35,277
Lease termination costs	—	—	2,145

Total operating expenses	2,341,092	2,321,921	2,261,216

Operating (loss) income	(67,313)	3,948	97,218
Other income (expense):
Interest expense	(28,245)	(34,388)	(54,414)
Interest income and other, net	5,130	4,811	10,410

(Loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies	(90,428)	(25,629)	53,214
Income taxes	5,279	9,496	(25,577)
Equity in (loss) income of affiliated companies, net of income taxes	(30,043)	7,228	11,942

(Loss) income from continuing operations	(115,192)	(8,905)	39,579

Income from discontinued operations, net of taxes (Note 2)	1,099	—	3,161

Net (loss) income	$(114,093)	$(8,905)	$42,740

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(2.02)	(0.16)	0.71
Income from discontinued operations	0.02	—	0.06

Net (loss) income per share, basic(1)	$(2.00)	$(0.16)	$0.77

Diluted:
(Loss) income from continuing operations	(2.02)	(0.16)	0.71
Income from discontinued operations	0.02	—	0.05

Net (loss) income per share, diluted(1)	$(2.00)	$(0.16)	$0.75

Weighted average common and common equivalent shares outstanding:
Basic	57,137	56,704	55,806

Diluted	57,137	56,704	66,753

Cash dividends declared per common share	$0.24	$0.20	$0.16

(1)
Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

(Dollars in thousands, except per share data)

	Common Stock
				Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings		Comprehensive Income
	Shares	Amount				Total
Balance, June 30, 2009	43,881,364	$2,194	$151,394	$51,855	$597,417	$802,860	$(174,584)
Net income					42,740	42,740	42,740
Foreign currency translation adjustments				(5,416)		(5,416)	(5,416)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				2,467		2,467	2,467
Issuance of common stock	13,225,000	661	162,932			163,593
Equity component of convertible debt, net of taxes			15,245			15,245
Proceeds from exercise of stock options	202,700	10	3,055			3,065
Stock-based compensation			9,337			9,337
Shares issued through franchise stock incentive program	16,053	1	290			291
Recognition of deferred compensation and other, net of taxes (Note 13)				(1,874)		(1,874)	(1,874)
Tax benefit realized upon exercise of stock options			262			262
Issuance of restricted stock	304,200	15	(15)			—
Restricted stock forfeitures	(1,976)	—	—			—
Taxes related to restricted stock	(66,161)	(3)	(1,710)			(1,713)
Dividends					(9,146)	(9,146)
Equity issuance costs			(8,154)			(8,154)
Adjustment to stock option tax benefit			(264)			(264)

Balance, June 30, 2010	57,561,180	2,878	332,372	47,032	631,011	1,013,293	37,917

Net loss					(8,905)	(8,905)	(8,905)
Foreign currency translation adjustments				30,405		30,405	30,405
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				132		132	132
Proceeds from exercise of stock options	45,933	2	680			682
Stock-based compensation			9,596			9,596
Shares issued through franchise stock incentive program	24,472	1	397			398
Recognition of deferred compensation and other, net of taxes (Note 13)				377		377	377
Tax benefit realized upon exercise of stock options			67			67
Issuance of restricted stock	277,300	14	(14)			—
Restricted stock forfeitures	(121,343)	(6)	6			—
Taxes related to restricted stock	(76,731)	(3)	(1,787)			(1,790)
Vested stock option expirations			(127)			(127)
Dividends					(11,509)	(11,509)

Balance, June 30, 2011	57,710,811	2,886	341,190	77,946	610,597	1,032,619	22,009

Net loss					(114,093)	(114,093)	(114,093)
Foreign currency translation adjustments				(24,254)		(24,254)	(24,254)
Changes in fair market value of financial instruments designated as cash flow hedges, net of taxes				393		393	393
Proceeds from exercise of stock options	60	—	—			—
Stock-based compensation			7,597			7,597
Shares issued through franchise stock incentive program	18,844	1	305			306
Recognition of deferred compensation and other, net of taxes (Note 13)				1,029		1,029	1,029
Issuance of restricted stock	55,000	3	(3)			—
Restricted stock forfeitures	(290,087)	(15)	15			—
Taxes related to restricted stock	(79,387)	(4)	(1,438)			(1,442)
Vested stock option expirations			(723)			(723)
Cumulative minority interest (Note 4)					1,580	1,580
Dividends					(13,855)	(13,855)

Balance, June 30, 2012	57,415,241	$2,871	$346,943	$55,114	$484,229	$889,157	$(136,925)

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Years Ended June 30,
	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(114,093)	$(8,905)	$42,740
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	101,701	88,602	92,466
Amortization	9,734	9,826	9,870
Equity in loss (income) of affiliated companies	30,043	(7,228)	(11,942)
Dividends received from affiliated companies	4,047	10,023	2,404
Deferred income taxes	(14,171)	(14,711)	5,115
Impairment on discontinued operations	—	—	(154)
Goodwill impairment	146,110	74,100	35,277
Salon asset impairments	6,636	6,681	6,428
Note receivable bad debt (recovery) expense	(805)	31,227	—
Excess tax benefits from stock-based compensation plans	—	(67)	(243)
Stock-based compensation	7,597	9,596	9,337
Amortization of debt discount and financing costs	6,696	6,469	6,406
Other noncash items affecting earnings	31	1,578	(3,153)
Changes in operating assets and liabilities(1):
Receivables	(4,502)	(2,358)	1,192
Inventories	2,644	4,629	4,823
Income tax receivable	2,809	23,855	957
Other current assets	(5,272)	4,725	2,657
Other assets	(841)	(11,050)	(14,951)
Accounts payable	(4,856)	(2,973)	(4,966)
Accrued expenses	(8,657)	3,341	6,006
Other noncurrent liabilities	(11,151)	1,818	1,954

Net cash provided by operating activities	153,700	229,178	192,223

Cash flows from investing activities:
Capital expenditures	(85,769)	(71,469)	(57,821)
Proceeds from sale of assets	502	626	70
Asset acquisitions, net of cash acquired and certain obligations assumed	(2,587)	(17,990)	(3,664)
Proceeds from loans and investments	11,995	16,804	16,099
Disbursements for loans and investments	(15,000)	(72,301)	—
Freestanding derivative settlement	—	—	736

Net cash used in investing activities	(90,859)	(144,330)	(44,580)

Cash flows from financing activities:
Borrowings on revolving credit facilities	471,500	—	337,000
Payments on revolving credit facilities	(471,500)	—	(342,000)
Proceeds from issuance of long-term debt	—	—	167,325
Repayments of long-term debt and capital lease obligations	(29,693)	(137,671)	(349,175)
Excess tax benefits from stock-based compensation plans	—	67	243
Proceeds from issuance of common stock	—	682	159,498
Dividends paid	(13,855)	(11,509)	(9,146)
Other	—	—	(2,878)

Net cash used in financing activities	(43,548)	(148,431)	(39,133)

Effect of exchange rate changes on cash and cash equivalents	(3,613)	7,975	823

Increase (decrease) in cash and cash equivalents	15,680	(55,608)	109,333
Cash and cash equivalents:
Beginning of year	96,263	151,871	42,538

End of year	$111,943	$96,263	$151,871

(1)
Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada, Puerto Rico and several other countries. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Walmart Supercenters. Franchise salons throughout the U.S. are primarily located in strip shopping centers. The company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations. In addition, the Company owns and operates hair restoration centers in the U.S. and Canada. On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club) for $163.5 million, a provider of hair restoration services. The transaction is expected to close during the first half of fiscal year 2013. See discussion of the agreement to sell Hair Club within Note 17 to the Consolidated Financial Statements. The hair restoration centers are typically located in leased space within office buildings. The Company also maintains ownership interest in salons, beauty schools and hair restoration centers through equity-method investments. On April 9, 2012, the Company entered into a Share Purchase Agreement (Agreement) to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million.

Consolidation:

        The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities' operations.

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

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2012 and 2011.

Receivables and Allowance for Doubtful Accounts:

        The receivable balance on the Company's Consolidated Balance Sheet primarily includes accounts and notes receivable from franchisees and credit card receivables. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to the receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes its franchisees are unable to make their required payments based on factors such as delinquencies and aging trends. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables.

        The following table summarizes the activity in the allowance for doubtful accounts:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$1,482	$3,170	$2,382
Bad debt expense	454	853	1,040
Write-offs	(714)	(2,549)	(252)
Other (primarily the impact of foreign currency fluctuations)	10	8	—

Ending balance	$1,232	$1,482	$3,170

Note Receivables, Net:

        The note receivable balances within the Company's Consolidated Balance Sheet primarily include note receivables related to the Company's investments in EEG and MY Style, a note receivable with the purchaser of Trade Secret and note receivables with our franchisees. The Company monitors the financial condition of its counterparties with an outstanding note receivable and records provisions for estimated losses on receivables when it believes the counterparties are unable to make their required payments. As of June 30, 2012, the outstanding note receivable balances with EEG and MY Style were in good standing with no associated valuation allowance. See discussion of the note receivables related to the purchaser of Trade Secret and Company's investments in EEG and MY Style within Notes 2 and 6, respectively, to the Consolidated Financial Statements.

Inventories:

        Inventories of finished goods consist principally of hair care products for retail product sales. A portion of inventories are also used for salon services consisting of hair color, hair care products including shampoo and conditioner and hair care treatments including permanents, neutralizers and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

relaxers. Inventories are stated at the lower of cost or market, with cost determined on a weighted average cost basis.

        Physical inventory counts are performed annually. Product and service inventories are adjusted based on the results of the physical inventory counts. Between the physical inventory counts, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor, and the cost of product used in salon services is determined by applying estimated gross profit margins to service revenues. The estimated gross profit margins related to service inventories are updated semi-annually based on the results of the physical inventory counts and other factors that could impact the Company's margin rate estimates such as mix of service sales, discounting and special promotions. Actual results for the estimated gross margin percentage as compared to the semi-annual estimates have not historically resulted in material adjustments to our Statement of Operations.

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization of property and equipment are computed on the straight-line method over estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $101.7, $88.6, and $92.5 million in fiscal years 2012, 2011, and 2010, respectively. Leasehold improvements are amortized over the shorter of their estimated useful lives or the related lease term, generally ten years. For leases with renewal periods at the Company's option, management may determine at the inception of the lease that renewal is reasonably assured if failure to exercise a renewal option imposes an economic penalty to the Company. In such cases, the Company will include the renewal option period along with the original lease term in the determination of appropriate estimated useful lives.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. At June 30, 2012 and 2011, the net book value of capitalized software costs was $26.7 and $34.1 million, respectively. Depreciation expense related to capitalized software was $22.3, $8.4, and $8.5 million in fiscal years 2012, 2011, and 2010, respectively, which has been determined based on an estimated useful life of five or seven years.

        Historically, because of the Company's large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative that has a system that meets current and future functionality requirements including enhanced guest demographics. At June 30, 2011, the Company reassessed and adjusted the remaining useful life of the Company's capitalized POS software to six months as locations using the Company's existing POS information system move to a third party POS alternative by December 31, 2011. Based on the results of the implementation of the third party POS alternative during each of the three month periods ended March 31, 2012 and December 31, 2011, the Company reassessed and extended the useful life of the Company's capitalized POS software by three months. Depreciation expense related to the existing POS information system during the twelve months ended June 30, 2012, included $16.2 million ($10.2 million net of tax or $0.18 per diluted share) of accelerated depreciation related to the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

change in useful life. As of June 30, 2012, the previously internally developed POS was fully depreciated.

        Expenditures for maintenance and repairs and minor renewals and betterments, which do not improve or extend the life of the respective assets are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operating income. Fully depreciated or amortized assets remain in the accounts until retired from service.

Investment In and Loans to Affiliates:

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity method of accounting. The Company also has loans receivable from certain of these entities. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. During fiscal year 2012, we entered into a Share Purchase Agreement to sell the Company's 46.7 percent equity interest in Provalliance for a purchase price of €80 million. As such, we recorded a net impairment of $17.2 million related to our investment in Provalliance. In addition, during fiscal year 2012, we recorded an impairment of $19.4 million related to our investment in EEG. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. See further discussion within Note 6 to the Consolidated Financial Statements.

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

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from the historical trends and actuarial assumptions. For fiscal year 2012, the Company recorded an increase in expense from changes in estimates related to prior year open policy periods related to continuing operations of $0.7 million. For fiscal year 2011, the Company recorded an increase in expense from changes in estimates related to prior year open policy periods related to continuing operations of $1.4 million. For fiscal year 2010, the Company recorded a decrease in expense from changes in estimates related to prior year open policy periods related to continuing operations of $1.7 million. A 10.0 percent change in the self-insurance reserve would affect (loss) income from continuing operations before income taxes and equity in (loss) income of affiliated companies by $4.8, $4.6, and $4.5 million for the three years ended June 30, 2012, 2011 and 2010, respectively. The Company updates loss projections twice each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

        As the workers' compensation accrual is the majority of the self-insurance accrual, below is a rollforward of the activity within the Company's workers' compensation self-insurance accrual:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Beginning balance	$32,994	$30,082	$31,505
Provision for incurred losses	14,133	13,993	14,739
Prior year actuarial loss development	1,221	2,231	35
Claim payments	(14,140)	(12,584)	(14,867)
Other, net	415	(728)	(1,330)

Ending balance	$34,623	$32,994	$30,082

        As of June 30, 2012, the Company had $15.5 and $32.5 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals, which includes the workers' compensation self-insurance accrual. As of June 30, 2011, the Company had $14.7 and $30.9 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals, which includes the workers' compensation self-insurance accrual.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, and long-term growth rates for determining terminal value. The Company's estimated future cash flows also take into consideration acquisition integration and maturation. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations.

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

        As previously disclosed, the Company concluded that it was reasonably likely that goodwill for the Regis and Hair Restoration Centers reporting units might become impaired in future periods. During the three months ended December 31, 2011 the Company updated the projections for the Hair Restoration Centers reporting unit used in the fiscal 2011 annual impairment test to reflect the impact of recent industry developments, including a slow down in revenue growth and increasing supply costs. The Company determined there was a triggering event as it was more likely than not that the fair value of the Hair Restoration Centers was below carrying value and performed an interim impairment test of goodwill during the three months ended December 31, 2011. There were no triggering events relative to the Company's other reporting units.

        As a result of the Company's interim impairment test of goodwill related to the Hair Restoration Centers reporting unit during the second quarter of fiscal year 2012, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Hair Restorations Centers reporting unit. After the impairment charge the Hair Restoration Centers reporting unit had $74.4 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $5.9 million. See further discussion on the effective tax rate for the twelve months ended June 30, 2012 within Note 12 to the Consolidated Financial Statements.

        As a result of the Company's annual impairment testing of goodwill during the fourth quarter of fiscal year 2012, a $67.7 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of the goodwill for the Regis salon concept. The Regis salon concept reported same-store sales of negative 4.0 percent for the ten months ended April 30, 2012, which was unfavorable compared to the Company's budgeted same-store sales. Visitation patterns did not rebound as quickly as the Company originally projected. Accordingly, the Company reduced the budgeted financial projections for future years. After the impairment charge the Regis salon concept reporting unit had $35.1 million of goodwill. The impairment was only partially deductible for tax purposes resulting in a tax benefit of $12.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of June 30, 2012, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company's remaining reporting units exceeded carrying value by greater than 20.0 percent at June 30, 2012. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in the first half of fiscal year 2013; however, until this reporting unit is sold it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit's goodwill in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

        As of June 30, 2012, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

        A summary of the Company's goodwill balance as of June 30, 2012 and 2011 by reporting unit is as follows:

Reporting Unit	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Regis	$34,992	$103,761
MasterCuts	4,652	4,652
SmartStyle	49,476	48,916
Supercuts	129,621	129,477
Promenade	243,538	240,910

Total North America Salons	462,279	527,716
Hair Restoration Centers	74,376	152,796

Consolidated Goodwill	$536,655	$680,512

        As a result of the goodwill impairment analyses performed in fiscal years 2011 and 2010, the Company recorded $74.1 and $35.3 million, respectively, impairment charges within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon concept in fiscal year 2011 and the Regis salon concept in fiscal year 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

        The Company reviews long-lived assets for impairment at the salon level annually or if events or circumstances indicate that the carrying value of such assets may not be recoverable. The Company's test for impairment of property and equipment is performed at a salon level, as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the assets that does not recover the carrying value of the related salon assets. When the sum of a salon's undiscounted estimated future cash flow is zero or negative, impairment is measured as the full carrying value of the related salon's equipment and leasehold improvements. When the sum of a salon's undiscounted cash flows is greater than zero but less than the carrying value of the related salon's equipment and leasehold improvements, a discounted cash flow analysis is performed to estimate the fair value of the salon assets and impairment is measured as the difference between the carrying value of the salon assets and the estimated fair value. The fair value estimate is based on the best information available, including market data.

        As a result of the Company's annual impairment analysis of long-lived assets, the following impairment charges were recognized during fiscal years 2012, 2011, and 2010, respectively, related primarily to the carrying value of certain salons' property and equipment within our North American, International, and Hair Restoration Centers segments:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
North American salons	$6,066	$6,115	$6,253
International salons	570	394	175
Hair restoration centers	—	172	—

Total	$6,636	$6,681	$6,428

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

Revenue Recognition and Deferred Revenue:

        Company-owned salon revenues and related cost of sales are recognized at the time of sale, as this is when the services have been provided or, in the case of product revenues, delivery has occurred, and the salon receives the guest's payment. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) until they are redeemed.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.8, $3.5, and $2.9 million during fiscal years 2012, 2011, and 2010, respectively, and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to the franchisee for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in continuing operations in fiscal years 2012, 2011 and 2010 was $58.7, $63.3, and $54.9 million, respectively.

        The Company participates in cooperative advertising programs under which the vendor reimburses the Company for costs related to advertising for its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2012, 2011, and 2010, no amounts were received in excess of the Company's related expense.

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

        The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2012 and 2011, approximately $14.8 and $16.7 million, respectively, of the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2012, 2011, and 2010, total contributions to the franchise brand advertising funds totaled $42.0, $41.9, and $39.8 million, respectively.

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

Net (Loss) Income Per Share:

        The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's diluted earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive (Loss) Income:

        Components of comprehensive (loss) income for the Company include net (loss) income, changes in fair value of financial instruments designated as hedges of interest rate or foreign currency exposure, recognition of deferred compensation, and foreign currency translation charged or credited to the cumulative translation account within shareholders' equity. These amounts are presented in the Consolidated Statements of Changes in Shareholders' Equity and Comprehensive Income.

	2012	2011	2010
	(Dollars in thousands)
Accumulated Other Comprehensive Income, balance at July 1	$77,946	$47,032	$51,855
Cumulative translation adjustment:
Balance at July 1	87,814	57,409	62,825
Pre-tax amount	(24,254)	30,405	(5,416)
Tax effect	—	—	—

Net of tax amount	(24,254)	30,405	(5,416)

Balance at June 30	63,560	87,814	57,409

Unrecognized loss on net investment hedge:
Balance at July 1	(7,932)	(7,932)	(7,932)
Pre-tax amount	—	—	—
Tax effect	—	—	—

Net of tax amount	—	—	—

Balance at June 30	(7,932)	(7,932)	(7,932)

Changes in fair market value of financial instruments designated as cash flow hedges:
Balance at July 1	(372)	(504)	(2,971)
Pre-tax amount	603	218	3,949
Tax effect	(210)	(86)	(1,482)

Net of tax amount	393	132	2,467

Balance at June 30	21	(372)	(504)

Recognition of deferred compensation:
Balance at July 1	(1,564)	(1,941)	(67)
Pre-tax amount	1,673	609	(3,184)
Tax effect	(644)	(232)	1,310

Net of tax amount	1,029	377	(1,874)

Balance at June 30	(535)	(1,564)	(1,941)

Accumulated Other Comprehensive Income, balance at June 30	$55,114	$77,946	$47,032

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

Stock-Based Employee Compensation Plans:

        Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 2000 Stock Option Plan (2000 Plan), although the 2000 Plan terminated in 2010. Under these plans, four types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs) and restricted stock units (RSUs). The stock options and SARs have a maximum term of ten years. The stock-based awards, other than the RSUs, generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of grant. The RSUs generally cliff vest after five years, and payment of the RSUs is deferred until January 31 of the year following vesting. Certain RSUs issued during fiscal year 2012 cliff vest two years after the grant date. Unvested awards are subject to forfeiture in the event of termination of employment. The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over a five-year vesting period. Awards granted do not contain acceleration of vesting terms for retirement of eligible recipients.

        Total compensation cost for stock-based payment arrangements totaled $7.6, $9.6, and $9.3 million for the fiscal years ended June 30, 2012, 2011 and 2010, respectively. Cash retained for share based payments as a result of the tax deductibility of increases in the value of stock-based arrangements are presented as a cash inflow from financing activity in the Consolidated Statement of Cash Flows. The amount presented as a financing activity for fiscal years 2012, 2011, and 2010 was zero, $0.1, and $0.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Employee Termination Expense:

        During fiscal year 2012, the Company reduced the home office workforce by approximately 120 employees. The Company recorded $9.8 million in senior management restructuring and other severance charges. In addition the Company recorded $2.8 million in other restructuring charges associated with one-time costs of implementing the Company's new strategy.

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

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Testing Goodwill for Impairment

        In September 2011, the FASB issued guidance to allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will adopt the guidance on July 1, 2012 but does not expect it to have a material impact on the Company's financial position, results of operations or cash flows.

Comprehensive Income

        In June 2011, the FASB issued guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounting guidance. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. The Company will adopt the guidance on a retrospective basis on July 1, 2012. The guidance will not have a material impact on the Company's financial position, results of operations or cash flows. However, it will require changing the Company's presentation and disclosure of comprehensive income.

Disclosures about Offsetting Assets and Liabilities

        In December 2011, the FASB issued new accounting disclosure requirements about the nature and exposure of offsetting arrangements related to financial and derivative instruments. The requirements are effective for fiscal years beginning after January 1, 2013. The Company will adopt the guidance on July 1, 2013. Other than requiring additional disclosures, the Company does not expect it to have a material impact on the Company's results of operations or financial position.

2. DISCONTINUED OPERATIONS

        On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation.

        The Company has a formal note receivable agreement with the purchaser of Trade Secret. The Company recorded a valuation reserve of $31.2 million during fiscal year 2011. The carrying value of the note receivable was fully reserved as of June 30, 2011. The Company has determined the collectibility of accrued interest on the note receivable to be less than probable. The Company suspended recognition of interest income effective April 2010 and will use the cash basis method for recognizing future interest income. The Company did not receive interest payments from the purchaser of Trade Secret during the twelve months ended June 30, 2012.

        The purchaser of Trade Secret emerged from bankruptcy in March 2012 and in conjunction, the Company entered into a credit and security agreement in which the principal balance of the note receivable was reduced from $35.7 to $18.0 million. Payments of $0.5 million are due quarterly beginning on May 31, 2012. Upon receipt of the quarterly payments through February 2019 the remaining principal and unpaid interest will be forgiven. Included in the agreement was a scheduled extraordinary principal payment to be made in the fourth quarter of fiscal year 2012. The purchaser of Trade Secret satisfied the extraordinary principal payment during the fourth fiscal quarter of 2012 by returning $0.8 million of inventory. The Company recorded the recovery of bad debt expense upon receipt of the inventory in June 2012. The principal payment of $0.5 million due May 31, 2012, was not received as of June 30, 2012. The carrying value of the note receivable continues to be fully reserved at June 30, 2012.

        Effective in the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $1.5, $2.7 and $3.0 million of other income related to warehouse services during the twelve months ended June 30, 2012, 2011 and 2010, respectively. The carrying value of the receivable related to warehouse services was $0.2 and $0.3 million as of June 30, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret's economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company's involvement with Trade Secret is the guarantee of approximately 20 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements. See Note 10 to the Consolidated Financial Statements for further information on the guaranteed leases.

        The income from discontinued operations is summarized below:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Revenues	$—	$—	$—
Income from discontinued operations, before income taxes	—	—	154
Income tax benefit on discontinued operations	1,099	—	3,007

Income from discontinued operations, net of income taxes	$1,099	$—	$3,161

        During the twelve months ended June 30, 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts as of June 30, 2012 and 2011:

	2012	2011
	(Dollars in thousands)
Accounts receivable	$32,810	$28,631
Less allowance for doubtful accounts	(1,232)	(1,482)

	$31,578	$27,149

Other current assets:
Prepaids	$32,179	$29,705
Notes receivable, primarily affiliates	29,043	2,413

	$61,222	$32,118

Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,017	47,907
Equipment, furniture and leasehold improvements	794,353	775,527
Internal use software	106,264	94,507
Equipment, furniture and leasehold improvements under capital leases	84,757	88,297

	1,037,255	1,010,102
Less accumulated depreciation and amortization	(656,512)	(611,669)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(57,683)	(50,622)

	$323,060	$347,811

Investment in and loans to affiliates:
Equity-method investments	$166,176	$258,930
Noncurrent loans to affiliates	—	2,210

	$166,176	$261,140

Other assets:
Notes receivable, net	$1,584	$1,072
Other noncurrent assets	57,904	57,328

	$59,488	$58,400

Accrued expenses:
Payroll and payroll related costs	$80,649	$89,788
Insurance	19,410	19,127
Deferred compensation	26,055	6,180
Deferred revenues	9,054	8,313
Taxes payable	5,673	8,113
Other	31,741	35,800

	$172,582	$167,321

Other noncurrent liabilities:
Deferred income taxes	$38,266	$55,208
Deferred rent	52,773	53,102
Deferred benefits	39,178	58,150
Insurance	32,459	30,925
Equity put options	794	22,700
Other	8,509	17,210

	$171,979	$237,295

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides additional information concerning the other intangibles, net, balance sheet account as of June 30, 2012 and 2011:

	June 30, 2012			June 30, 2011
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$79,995	$(16,325)	$63,670	$80,310	$(14,329)	$65,981
Guest lists	53,189	(39,676)	13,513	53,188	(34,096)	19,092
Franchise agreements	22,335	(9,768)	12,567	22,221	(8,909)	13,312
Lease intangibles	14,896	(5,885)	9,011	14,948	(5,168)	9,780
Non-compete agreements	207	(117)	90	353	(232)	121
Other	4,539	(1,600)	2,939	4,429	(1,387)	3,042

	$175,161	$(73,371)	$101,790	$175,449	$(64,121)	$111,328

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

	Weighted Average Amortization Period June 30,
	2012	2011
	(In years)
Amortized intangible assets:
Brand assets and trade names	39	39
Guest lists	10	10
Franchise agreements	22	22
Lease intangibles	20	20
Non-compete agreements	6	5
Other	21	25

Total	26	26

        Total amortization expense related to amortizable intangible assets during the years ended June 30, 2012, 2011, and 2010 was approximately $9.7, $9.8, and $9.9 million, respectively. As of June 30, 2012, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2013	$9,413
2014	9,199
2015	6,157
2016	3,999
2017	3,996

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides supplemental disclosures of cash flow activity:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Cash paid (received) during the year for:
Interest	$28,448	$33,493	$53,547
Income taxes, net of refunds	14,754	(15,083)	17,058

        Significant non-cash investing and financing activities include the following:

        The Company did not finance capital expenditures through capital leases during fiscal year 2012. In fiscal years 2011 and 2010, the Company financed capital expenditures totaling $6.0, and $7.9 million, respectively, through capital leases.

4. ACQUISITIONS

        During fiscal years 2012, 2011, and 2010, the Company made acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company's operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

        Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during fiscal years 2012, 2011, and 2010 and the allocation of the purchase prices were as follows:

	For the Years Ended June 30,
	2012	2011	2010
	(Dollars in thousands)
Components of aggregate purchase prices:
Cash (net of cash acquired)	$2,587	$17,990	$3,664
Liabilities assumed or payable	—	561	—

	$2,587	$18,551	$3,664

Allocation of the purchase prices:
Current assets	$344	$641	$178
Property and equipment	534	4,232	873
Goodwill	4,978	12,489	2,581
Identifiable intangible assets	594	1,964	134
Accounts payable and accrued expenses	(1,117)	(534)	(102)
Other noncurrent liabilities	(1,246)	(241)	—
Noncontrolling interest	(1,500)	—	—

	$2,587	$18,551	$3,664

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        The value and related weighted average amortization periods for the intangibles acquired during fiscal years 2012 and 2011 business acquisitions, in total and by major intangible asset class, are as follows:

	Purchase Price Allocation		Weighted Average Amortization Period
	For the Years Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands)		(in years)
Amortized intangible assets:
Brand assets and trade names	$31	$159	20	10
Guest lists	—	1,207	—	7
Franchise agreements	513	269	30	40
Lease intangibles	13	151	20	20
Non-compete agreements	10	—	5	—
Other	27	178	20	20

Total value and weighted average amortization period	$594	$1,964	28	14

        The majority of the purchase price in salon acquisitions is accounted for as residual goodwill rather than identifiable intangible assets. This stems from the value associated with the walk-in guest base of the acquired salons, which is not recorded as an identifiable intangible asset under current accounting guidance, as well as the limited value and guest preference associated with the acquired hair salon brand. Key factors considered by guests of hair salon services include personal relationships with individual stylists, service quality and price point competitiveness. These attributes represent the "going concern" value of the salon.

        Residual goodwill further represents the Company's opportunity to strategically combine the acquired business with the Company's existing structure to serve a greater number of guests through its expansion strategies. In the acquisitions of international salons and hair restoration centers, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is not deductible for tax purposes. Goodwill generated in certain acquisitions, such as the acquisition of hair restoration centers, is not deductible for tax purposes due to the acquisition structure of the transaction.

        During fiscal years 2012, 2011, and 2010, the Company purchased salon operations from its franchisees. The Company evaluated the effective settlement of the pre-existing franchise contracts and associated rights afforded by those contracts. The Company determined that the effective settlement of the pre-existing franchise contracts at the date of the acquisition did not result in a gain or loss, as the agreements were neither favorable nor unfavorable when compared to similar current market transactions, and no settlement provisions exist in the pre-existing contracts. Therefore, no settlement gain or loss was recognized with respect to the Company's franchise buybacks.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. ACQUISITIONS (Continued)

        On July 1, 2011, the Company acquired 31 franchise salon locations through its acquisition of a 60.0 percent ownership interest in Roosters for $2.3 million. The purchase agreement contains a right, Roosters Equity Put, to require the Company to purchase additional ownership interest in Roosters between specified dates in 2012 to 2015, and an option, Roosters Equity Call, whereby the Company can acquire additional ownership interest in Roosters beginning in 2015. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Roosters for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair values as of July 1, 2011 of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively. Any changes in the estimated fair value of the Roosters Equity Put and Roosters Equity Call are recorded in the Company's Consolidated Statement of Operations.

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

        Regis determined that the Company has met the power criterion due to the Company having the authority to direct the activities that most significantly impact Roosters' economic performance. The Company concluded based on the considerations above that it is the primary beneficiary of Roosters and therefore the financial positions, results of operations, and cash flows of Roosters are consolidated in the Company's financial statements from the acquisition date. Total assets, total liabilities and total shareholders' equity of Roosters as of June 30, 2012 were $5.9, $2.0 and $3.9 million, respectively. Net income attributable to the noncontrolling interest in Roosters was $0.1 million for the twelve months ended June 30, 2012, and was recorded within interest income and other, net in the Consolidated Statement of Operations. Shareholders' equity attributable to the noncontrolling interest in Roosters was $1.6 million as of June 30, 2012 and was recorded within retained earnings on the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. GOODWILL

        The table below contains details related to the Company's recorded goodwill for the years ended June 30, 2012 and 2011:

	Salons
			Hair Restoration Centers
	North America	International		Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2010	$700,012	$41,661	$150,380	$892,053
Accumulated impairment losses	(113,403)	(41,661)	—	(155,064)

Net goodwill at June 30, 2010	586,609	—	150,380	736,989

Goodwill acquired(1)	10,070	—	2,419	12,489
Translation rate adjustments	5,137	—	(3)	5,134
Goodwill impairment(2)	(74,100)	—	—	(74,100)

Gross goodwill at June 30, 2011	715,219	41,661	152,796	909,676
Accumulated impairment losses	(187,503)	(41,661)	—	(229,164)

Net goodwill at June 30, 2011	527,716	—	152,796	680,512

Goodwill acquired(1)	4,978	—	—	4,978
Translation rate adjustments	(2,731)	—	6	(2,725)
Goodwill impairment(3)(4)	(67,684)	—	(78,426)	(146,110)

Gross goodwill at June 30, 2012	717,466	41,661	152,802	911,929
Accumulated impairment losses	(255,187)	(41,661)	(78,426)	(375,274)

Net goodwill at June 30, 2012	$462,279	$—	$74,376	$536,655

(1)
See Note 4 to the Consolidated Financial Statements.

(2)
As a result of the Company's annual impairment testing of goodwill, a $74.1 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Promenade salon concept.

(3)
As a result of the Company's interim impairment testing of goodwill during the three months ended December 31, 2011, a $78.4 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Hair Restoration Centers reporting unit.

(4)
As a result of the Company's annual impairment testing of goodwill, a $67.7 million impairment charge was recorded within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES

        The table below presents the carrying amount of investments in and loans to affiliates as of June 30, 2012 and 2011:

	Provalliance	Empire Education Group, Inc.	MY Style	Hair Club for Men, Ltd.	Total
	(Dollars in thousands)
Balance at June 30, 2010	$75,481	$102,882	$12,116	$5,307	$195,786
Acquisition of additional interest(1)	57,301	—	—	—	57,301
Payment of loans by affiliates	—	(15,000)	—	—	(15,000)
Loans to affiliates	—	15,000	—	—	15,000
Equity in income of affiliated companies, net of income taxes(2)	7,752	5,463	—	567	13,782
Other than temporary impairment(3)	—	—	(9,173)	—	(9,173)
Cash dividends received	(4,814)	(4,129)	—	(1,080)	(10,023)
Other, primarily translation adjustments	13,525	324	(733)	351	13,467

Balance at June 30, 2011	$149,245	$104,540	$2,210	$5,145	$261,140
Payment of loans by affiliates	—	(1,025)	—	—	(1,025)
Equity in income of affiliated companies, net of income taxes(7)	9,759	(4,031)	—	816	6,544
Other than temporary impairment(4)(5)	(37,383)	(19,426)	—	—	(56,809)
Cash dividends received	(2,769)	—	—	(1,278)	(4,047)
Transfer to current notes receivable(6)	—	(20,375)	(2,278)	—	(22,653)
Other, primarily translation adjustments	(17,548)	—	68	506	(16,974)

Balance at June 30, 2012	$101,304	$59,683	$—	$5,189	$166,176

Percentage ownership at June 30, 2012	46.7%	55.1%	—	50.0%

(1)
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

(4)
On April 9, 2012, the Company entered into the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. During the twelve months ended June 30, 2012, the Company recorded a $17.2 million net impairment charge associated with the Agreement recorded within equity in (loss) income of affiliated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

  companies in the Consolidated Statement of Operations, which consisted of a $37.4 million impairment charge related to the difference between the purchase price and carrying value of the Company's investment in Provalliance, partially offset by a $20.2 million decrease in the fair value of the Equity Put.

(5)
The Company recorded a $19.4 million other than temporary impairment charge in its fourth quarter ended June 30, 2012 on its investment in EEG.

(6)
During the third quarter of fiscal year 2012, the Company had a $20.4 million outstanding loan receivable with EEG that was reclassified in the Consolidated Balance Sheet as other current assets as the loan is due in January 2013.

(7)
Equity in loss of affiliated companies, net of income taxes per the Consolidated Statement of Operations includes the Provalliance $17.2 million net impairment charge discussed in (4) and the $19.4 million impairment charge associated with EEG discussed in (5).

        The table below presents the summarized financial information of the equity method investees as of June 30, 2012 2011, and 2010. The financial information of the equity investees was based on results as of and for the twelve months ended June 30.

	Equity Method Investee Greater Than 50 Percent Owned			Equity Method Investees Less Than 50 Percent Owned
	2012	2011	2010	2012	2011	2010
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$56,516	$34,715	$35,070	$84,914	$93,280	$74,040
Noncurrent assets	96,639	113,249	105,469	316,829	314,127	263,472
Current liabilities	61,074	29,340	27,458	107,636	109,416	91,077
Noncurrent liabilities	13,947	33,658	32,017	78,815	98,269	93,055
Summarized Statement of Operations Information:
Gross revenue	$182,326	$192,864	$176,535	$317,143	$283,442	$299,188
Gross profit	67,201	73,068	64,661	137,074	120,992	123,210
Operating (loss) income	(1,335)	18,994	19,752	35,569	30,084	21,227
Net (loss) income	(7,211)	11,023	11,082	24,067	21,154	14,763

Investment in Provalliance

        On January 31, 2008, the Company merged its continental European franchise salon operations with the operations of the Franck Provost Salon Group in exchange for a 30.0 percent equity interest in the newly formed Provalliance entity (Provalliance). The merger with the operations of the Franck Provost Salon Group, which are also located in continental Europe, created Europe's largest salon operator with approximately 2,600 company-owned and franchise salons as of June 30, 2012.

        The merger agreement contains a right (Equity Put) to require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. In December 2010, a portion of the Equity Put was exercised. In March of 2011, the Company elected to honor and settle a portion of the Equity Put and acquired approximately 17 percent additional equity interest in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

Provalliance for $57.3 million (approximately €40.4 million), bringing the Company's total equity interest to 46.7 percent.

        On April 9, 2012, the Company entered into the Agreement to sell the Company's 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction is expected to close no later than September 30, 2012 and is subject to the Provost Family securing financing for the purchase price. The purchase price was negotiated independently of the Equity Put and the Equity Put and Equity Call will automatically terminate upon closing. If the closing does not occur by September 30, 2012, the Provost Family will not be entitled to exercise their Equity Put rights until September 30, 2014.

        During the twelve months ended June 30, 2012, the Company recorded a $37.4 million other than temporary impairment charge related to the difference between the €80 million purchase price and the carrying value of its investment in Provalliance. In addition, the fair value of the Equity Put decreased by $20.2 million to $0.6 million as of June 30, 2012. The remaining Equity Put liability as of June 30, 2012 is associated with the probability of the Agreement not closing and the Equity Put remaining effective. The $37.4 million other than temporary impairment charge, partially offset by the $20.2 million reduction in the fair value of the Equity Put, resulted in a net impairment charge of $17.2 million that is recorded within the equity in (loss) income of affiliated companies during the twelve months ended June 30, 2012. Regis did not receive a tax benefit on the net impairment charge.

        In connection with the Agreement, the Company reassessed the consolidation of variable interest entities guidance to determine whether the Company will now be considered the primary beneficiary of the VIE. Consistent with the previous assessment, the Company has determined the Frank Provost Group continues to meet the power criterion and is considered the primary beneficiary of Provalliance as of June 30, 2012.

        The tables below contain details related to the Company's investment in Provalliance for the twelve months ended June 30, 2012, 2011, and 2010:

Impact on Consolidated Balance Sheet

		Carrying Value at June 30,
	Classification	2012	2011
		(Dollars in thousands)
Investment in Provalliance	Investment in and loans to affiliates	$101,304	$149,245
Equity Put Option—Provalliance	Other noncurrent liabilities	633	22,700

Impact on Consolidated Statement of Operations

		For the Twelve Months Ended June 30,
	Classification	2012	2011	2010
		(Dollars in thousands)
Equity in (loss) income, net of income taxes	Equity in (loss) income of affiliated companies, net of income taxes	(9,759)	7,752	4,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

Impact on Consolidated Statement of Cash Flows

		For the Twelve Months Ended June 30,
	Classification	2012	2011	2010
		(Dollars in thousands)
Equity in loss (income), net of income taxes	Equity in loss (income) of affiliated companies	$9,759	$(7,752)	$(4,134)
Cash dividends received	Dividends received from affiliated companies	2,769	4,814	1,141

Investment in Empire Education Group, Inc.

        On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company's effective ownership interest increased to 55.1 percent related to the buyout of EEG's minority interest shareholder. EEG operates 105 accredited cosmetology schools, has revenues of approximately $180 million annually and is overseen by the Empire Beauty School management team.

        At June 30, 2012 and 2011, the Company had an outstanding loan receivable with EEG totaling $11.4 and $21.4 million, respectively. During fiscal year 2012, the outstanding loan receivable was reclassified in the Consolidated Balance Sheet as other current assets as the loan is due in January 2013. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were $15.0 million and zero outstanding borrowings as of June 30, 2012 and 2011, respectively. The Company reviews the outstanding loan with EEG for changes in circumstances or the occurrence of events that suggest the Company's loan may not be recoverable. The outstanding loan and revolving credit facility with EEG as of June 30, 2012 is in good standing with no associated valuation allowance. During fiscal year 2012, 2011, and 2010, the Company recorded $0.5, $0.7, and $0.7 million, respectively, of interest income related to the loan and revolving credit facility. In addition, the Company received $10.0 million in principal payments on the loan during the twelve months ended June 30, 2012. The Company has also guaranteed a credit facility of EEG that expires on December 31, 2012 with a maximum exposure of $9 million. The Company has determined the exposure to the risk of loss on the guaranteed credit facility to be immaterial to the financial statements.

        The proprietary school industry has seen broad changes the past few years in regulations resulting in challenges in the areas of student populations, revenue and profitability. Due to the regulatory changes, EEG experienced a decline in revenue and profitability in fiscal year 2012 and is projecting further declines in fiscal year 2013. As a result, during fiscal year 2012, the Company recorded a $19.4 million other than temporary impairment charge on its investment in EEG for the excess of the carrying value of its investment in EEG over the fair value. Regis did not receive a tax benefit on the impairment charge. The Company also recorded its $8.7 million share of an intangible asset impairment recorded directly by EEG. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility. Due to economic and other factors, the Company may be required to record additional impairment charges related to our investment in EEG and such impairments could be material to our consolidated balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

sheet and results of operations. In addition, EEG may be required to record impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations.

        The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company's shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During fiscal years ended June 30, 2012, 2011, and 2010, the Company recorded $(4.0), $5.5, and $6.4 million of equity (loss) earnings related to its investment in EEG. During the twelve months ended June 30, 2011, EEG declared and distributed a dividend in which the Company received $4.1 million in cash and recorded tax expense of $0.3 million.

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

        Exchangeable Note.    As of June 30, 2012, the principal amount outstanding under the Exchangeable Note is $1.3 million (100,000,000 Yen) and is due September 30, 2012. The Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

reviews the Exchangeable Note with Yamano for changes in circumstances or the occurrence of events that suggest the Company's note may not be recoverable. The $1.3 million outstanding Exchangeable Note with Yamano as of June 30, 2012 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of Yamano support the ability to make payments on the Exchangeable Note. The Exchangeable Note accrues interest at 1.845 percent and interest is payable on September 30, 2012 with the final principal payment. The Company recorded approximately $0.1 million in interest income related to the Exchangeable Note during fiscal years 2012, 2011, and 2010.

        MY Style Note.    As of June 30, 2012, the principal amount outstanding under the MY Style Note is $0.7 million (52,164,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company's note may not be recoverable. The $0.7 million outstanding note with MY Style as of June 30, 2012 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during fiscal years 2012, 2011, and 2010.

        As of June 30, 2012, $2.3 million is recorded in the Consolidated Balance Sheet as current assets representing the Company's Exchangeable Note and outstanding note with MY Style. The exposure to loss related to the Company's involvement with MY Style is the carrying value of the outstanding notes.

        All foreign currency transaction gains and losses on the Exchangeable Note and MY Style Note are recorded through other income within the Consolidated Statement of Operations. The foreign currency transaction gain (loss) was $0.5, $(1.1), and $3.1 million during fiscal years 2012, 2011, and 2010, respectively.

Investment in Hair Club for Men, Ltd.

        The Company acquired a 50.0 percent interest in Hair Club for Men, Ltd. through its acquisition of Hair Club in fiscal year 2005. The Company accounts for its investment in Hair Club for Men, Ltd. under the equity method of accounting. Hair Club for Men, Ltd. operates Hair Club centers in Illinois and Wisconsin. During fiscal years 2012, 2011, and 2010, the Company recorded income and received dividends of $0.8 and $1.3 million, $0.6 and $1.1 million, and $0.9 and $1.3 million, respectively. The exposure to loss related to the Company's involvement with Hair Club for Men, Ltd. is the carrying value of the investment. See Note 17 for discussion of the purchase agreement subsequent to June 30, 2012 that includes Hair Club for Men, Ltd.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

        The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company's financial assets and liabilities that were accounted for at fair value on a recurring basis at June 30, 2012 and June 30, 2011, according to the valuation techniques the Company used to determine their fair values.

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2012
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$145	$—	$145	$—
Noncurrent assets
Equity call option—Roosters	117	—	—	117
LIABILITIES
Noncurrent liabilities
Equity put option—Provalliance	$633	$—	$—	$633
Equity put option—Roosters	161	—	—	161

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

		Fair Value Measurements Using Inputs Considered as
	Fair Value at June 30, 2011
		Level 1	Level 2	Level 3
		(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$212	$—	$212	$—
LIABILITIES
Current liabilities
Derivative instruments	$599	$—	$599	$—
Noncurrent liabilities
Equity put option—Provalliance	$22,700	$—	$—	$22,700

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

        The following tables present the changes during the twelve ended June 30, 2012 and 2011 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2011	$—	$—	$22,700
Total realized and unrealized gains (losses):
Included in other comprehensive (loss) income	—	—	(1,845)
Issuances	—	161	—
Purchases	117	—	—
Included in equity in (loss) income of affiliated companies	—	—	(20,222)

Balance at June 30, 2012	$117	$161	$633

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Preferred Shares	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2010	$3,502	$22,009
Total realized and unrealized gains (losses):
Included in other comprehensive income (loss)	433	3,847
Included in equity in (loss) income of affiliated companies	—	(2,442)
Transfer out of Level 3	—	(714)
Other than temporary impairment	(3,935)	—

Balance at June 30, 2011	$—	$22,700

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

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

        Equity put option—Provalliance.    The Company's merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. The Provalliance Equity Put is valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. During fiscal year 2011, a portion of the Provalliance Equity Put was settled. During the twelve months ended June 30, 2012, the fair value of the Provalliance Equity Put decreased by $20.2 million to $0.6 million and is classified within other noncurrent liabilities on the Consolidated Balance Sheet. The remaining Provalliance Equity Put liability as of June 30, 2012 is associated with the probability of the share purchase agreement in which the Company will sell the 46.7 percent equity interest in Provalliance not closing and the Provalliance Equity Put remaining effective. The sensitivity of the underlying assumptions to the Provalliance Equity Put is not material to the Consolidated Financial Statements. See Note 6 to the Consolidated Financial Statements for discussion of the share purchase agreement.

        Equity put and call options—Roosters.    The purchase agreement for the Company's acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 4 to the Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. The sensitivity of the underlying assumptions to the Roosters Equity put and Roosters Equity Call is not material to the Consolidated financial statements. At June 30, 2012, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Consolidated Balance Sheet.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

        The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of June 30, 2012 and 2011. At June 30, 2012, the estimated fair values and carrying amounts of debt were $307.5 and $287.7 million, respectively. At June 30, 2011, the estimated fair values and carrying amounts of debt were $335.4 and $313.4 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments (Level 2).

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

        The following tables present the fair value in our assets measured at fair value on a nonrecurring basis during the twelve months ended June 30, 2012 and 2011, respectively:

	June 30, 2012	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Regis(1)	$35,083	$—	$—	$35,083	$(67,684)
Goodwill—Hair Restoration Centers(2)	74,376	—	—	74,376	(78,426)
Investment in affiliates—EEG(3)	59,683	—	—	59,683	(19,426)
Investment in affiliates—Provalliance(4)	101,304	—	—	101,304	(37,383)

Total	$270,446	$—	$—	$270,446	$(202,919)

(1)
Goodwill of the Regis salon concept with a carrying value of $102.8 million was written down to its implied fair value, resulting in an impairment charge of $67.7 million, which was recorded during fiscal year 2012. See Note 1 to the Consolidated Financial Statements for further information.

(2)
Goodwill of the Hair Restoration Centers reporting unit with a carrying value of $152.8 million was written down to its implied fair value of $74.4 million, resulting in an impairment charge of $78.4 million. See Note 1 to the Consolidated Financial Statements for further information.

(3)
The Company's investment in EEG with a carrying value of $79.1 million was written down to its implied fair value of $59.7 million, resulting in an impairment charge of $19.4 million. See Note 6 to the Consolidated Financial Statements for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FAIR VALUE MEASUREMENTS (Continued)

(4)
The Company's investment in Provalliance was written down to its implied fair value, resulting in an impairment charge of $37.4 million. See Note 6 to the Consolidated Financial Statements for further information.

	June 30, 2011	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Promenade(1)	$240,910	$—	$—	$240,910	$(74,100)

Total	$240,910	$—	$—	$240,910	$(74,100)

(1)
Goodwill of the Promenade salon concept with a carrying value of $315.0 million was written down to its implied fair value, resulting in an impairment charge of $74.1 million, which was recorded during fiscal year 2011. The Company recorded $0.3 million of translation rate adjustments during the fourth quarter of fiscal year 2011 on the Promenade salon concept goodwill balance.

8. FINANCING ARRANGEMENTS

        The Company's long-term debt as of June 30, 2012 and 2011 consists of the following:

		Interest rate %		Amounts outstanding
	Maturity Dates	2012	2011	2012	2011
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013 - 2018	6.69 - 8.50%	6.69 - 8.50%	$111,429	$133,571
Convertible senior notes	2015	5.00	5.00	161,134	156,248
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	8.80 - 9.14	14,780	22,273
Other notes payable	2013	5.75 - 8.00	5.75 - 8.00	331	1,319

				287,674	313,411
Less current portion				(28,937)	(32,252)

Long-term portion				$258,737	$281,159

        The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2012. Additional details are included below with the discussion of the specific categories of debt.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

        Aggregate maturities of long-term debt, including associated capital lease obligations of $14.8 million at June 30, 2012, are as follows:

Fiscal year	(Dollars in thousands)
2013	$28,937
2014	24,918
2015	180,245
2016	17,860
2017	17,857
Thereafter	17,857

$287,674

Senior Term Notes

Private Shelf Agreement

        At June 30, 2012 and 2011, the Company had $111.4 and $133.6 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company's long-term debt at June 30, 2012 and 2011. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

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

        In April 2012, the Company amended the Restated Private Shelf Agreement. The amendments included increasing the Company's minimum net worth covenant from $800.0 to $850.0 million and amending certain definitions, including EBITDA and Rental Expenses. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million.

Convertible Senior Notes

        In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. Upon the July 2009 issuance the notes were convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company's common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company's common stock). As of June 30, 2012, the conversion rate was 65.1432 shares of the Company's common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.35 per share of the Company's common stock).

        Holders may convert their notes at their option prior to April 15, 2014 if the Company's stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

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

        The following table provides equity and debt information for the convertible senior notes:

	Convertible Senior Notes Due July 2014 at
(Dollars in thousands)	June 30, 2012	June 30, 2011
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(11,366)	(16,252)

Net carrying amount of convertible debt	$161,134	$156,248

        The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	Convertible Senior Notes Due July 2014 For the Years Ended June 30,
(Dollars in thousands)	2012	2011
Interest cost related to contractual interest coupon—5.0%	$8,625	$8,625
Interest cost related to amortization of the discount	4,886	4,488

Total interest cost	$13,511	$13,113

Revolving Credit Facility

        On June 30, 2011, the Company amended its revolving credit agreement, which now provides for a $400.0 million senior unsecured five-year revolving credit facility. The revolving credit facility has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. The amendments included increasing the Company's minimum net worth covenant from $800.0 to $850.0 million, and amending or adding certain definitions, including Change in Law, Defaulting Lender, EBITDA, Fronting Exposure, Replacement Lender, and Accounting Principles. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Under the new agreement, indebtedness related to Capital Leases is limited to $50.0 million, and Restricted Payments are tiered based on Debt to EBITDA. Events of default under the Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. FINANCING ARRANGEMENTS (Continued)

Agreement include change of control of the Company and the Company's default of other debt exceeding $10.0 million. The facility expires in July 2016. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2012.

        As of June 30, 2012 and 2011, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.1 and $26.0 million at June 30, 2012 and 2011, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2012 and 2011 was $373.9 and $374.0 million, respectively.

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

Other Notes Payable

        The Company had $0.3 and $1.3 million in unsecured outstanding notes at June 30, 2012 and 2011, respectively, related to debt assumed in acquisitions.

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

        The Company has primarily utilized derivatives, which are designated as either cash flow or fair value hedges and qualify for hedge accounting treatment. For cash flow hedges and fair value hedges, changes in fair value are deferred in accumulated other comprehensive income (loss) within shareholders' equity until the underlying hedged item is recognized in earnings. Any hedge ineffectiveness is recognized immediately in current earnings. To the extent the changes offset, the hedge is effective. Any hedge ineffectiveness the Company has historically experienced has not been material. By policy, the Company designs its derivative instruments to be effective as hedges and aims to minimize fluctuations in earnings due to market risk exposures. If a derivative instrument is terminated prior to its contract date, the Company continues to defer the related gain or loss and recognizes it in current earnings over the remaining life of the related hedged item.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        The Company also utilizes freestanding derivative contracts, which do not qualify for hedge accounting treatment. The Company marks to market such derivatives with the resulting gains and losses recorded within current earnings in the Consolidated Statement of Operations. For purposes of the Consolidated Statement of Cash Flows, cash flows associated with all derivatives (designated as hedges or freestanding economic hedges) are classified in the same category as the related cash flows subject to the hedging relationship.

Cash Flow Hedges

        As of June 30, 2012, the Company's cash flow hedges consist of forward foreign currency contracts.

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

Net Investment Hedges

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

        During September 2006, the Company's cross-currency swap (which had a notional amount of $21.3 million and hedged a portion of the Company's net investment in its foreign operations) was settled, resulting in a cash outlay of $8.9 million. This cash outlay was recorded within investing activities within the Consolidated Statement of Cash Flows. The related cumulative tax-effected net loss of $7.9 million was recorded in accumulated other comprehensive income (AOCI) in fiscal year 2007. The amount will remain deferred within AOCI until an event which would trigger its release from AOCI and recognition in earnings being the sale or liquidation of the Company's international operations that the cross-currency swap hedged.

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

        The Company had the following derivative instruments in its Consolidated Balance Sheet as of June 30, 2012 and 2011:

	Asset			Liability
		Fair Value			Fair Value
Type	Classification	June 30, 2012	June 30, 2011	Classification	June 30, 2012	June 30, 2011
		(Dollars in thousands)			(Dollars in thousands)
Designated as hedging instruments—Cash Flow Hedges:
Forward foreign currency contracts	Other current assets	$37	$—	Other current liabilities	$—	$(599)
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Other current assets	$108	$212	Other current liabilities	$—	$—

Total		$145	$212		$—	$(599)

        The table below sets forth the gain (loss) on the Company's derivative instruments recorded within AOCI in the Consolidated Balance Sheet for the twelve months ended June 30, 2012 and 2011. The table also sets forth the gain (loss) on the Company's derivative instruments that has been reclassified

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

from AOCI into current earnings during the twelve months ended June 30, 2012 and 2011 within the following line items in the Consolidated Statement of Operations.

	Gain (Loss) Recognized in Other Comprehensive (Loss) Income For the Years Ended June 30,			Gain (Loss) Reclassified from Accumulated OCI into (Loss) Income at June 30,
Type	2012	2011	2010	Classification	2012	2011	2010
	(Dollars in thousands)				(Dollars in thousands)
Designated as hedging instruments—Cash Flow Hedges:
Interest rate swaps	$—	$(636)	$(2,967)		$—	$—	$—
Forward foreign currency contracts	393	456	519	Cost of sales	—	48	(261)
Treasury lock contracts	—	—	(146)	Interest income	—	—	388

Total	$393	$(180)	$(2,594)		$—	$48	$127

        As of June 30, 2012 the Company estimates that it will reclassify into earnings during the next 12 months a gain of less than $0.1 million from the pretax amount recorded in AOCI as the anticipated cash flows occur.

        The table below sets forth the (loss) gain on the Company's derivative instruments for the years ended June 30, 2012, 2011 and 2010 recorded within interest income and other, net in the Consolidated Statement of Operations.

	Derivatives Impact on (Loss) Income at June 30,
Type	Classification	2012	2011	2010
		(Dollars in thousands)
Freestanding derivative contracts—not designated as hedging instruments:
Forward foreign currency contracts	Interest income and other, net	$(105)	$613	$(811)

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

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The Company began to recognize rent expense related to this property during the three months ended September 30, 2005, which was the date that it obtained the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

legal right to use and control the property. The original lease term ends in May 2016 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $4.5 million. The lease agreement includes an option to purchase the property or extend the original term for two successive periods of five years.

        In addition, the Company leases an 89,900 square foot building near the company-owned distribution center located in Chattanooga, Tennessee. The original lease term ends in August 2013 and the aggregate amount of lease payments to be made over the remaining original lease term are approximately $0.6 million

        Sublease income was $28.3, $28.4, and $29.2 million in fiscal years 2012, 2011 and 2010, respectively. Rent expense on premises subleased was $27.9, $27.9, and $28.8 million in fiscal years 2012, 2011 and 2010, respectively. Rent expense and the related rental income on the sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4, $0.5, and $0.4 million for fiscal year 2012, 2011 and 2010, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	2012	2011	2010
	(Dollars in thousands)
Minimum rent	$259,522	$260,644	$259,984
Percentage rent based on sales	8,938	9,225	10,138
Real estate taxes and other expenses	72,345	72,417	73,976

	$340,805	$342,286	$344,098

        As of June 30, 2012, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases	Guaranteed leases
	(Dollars in thousands)
2013	$259,975	$45,677	$816
2014	208,992	37,898	553
2015	157,154	29,038	343
2016	106,887	20,250	225
2017	62,016	10,861	193
Thereafter	76,675	8,754	198

Total minimum lease payments	$871,699	$152,478	$2,328

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. COMMITMENTS AND CONTINGENCIES: (Continued)

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

11. LITIGATION

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. A Special Litigation Committee has been formed per the direction of the judge in the matter. The Company is working with outside counsel to formulate its next steps in keeping with the courts. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

        During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

        During fiscal year 2010, the Company settled two legal claims regarding certain guest and employee matters for an aggregate charge of $5.2 million plus a commitment to provide discount coupons. Payments aggregating $4.3 and $0.9 million were made during fiscal years 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES

        The components of (loss) income before income taxes are as follows:

	2012	2011	2010
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(100,792)	$(31,963)	$35,289
International	10,364	6,334	17,925

	$(90,428)	$(25,629)	$53,214

        The (benefit) provision for income taxes consists of:

	2012	2011	2010
	(Dollars in thousands)
Current:
U.S.	$6,493	$3,658	$5,580
International	2,399	1,557	14,882
Deferred:
U.S.	(13,984)	(17,882)	4,007
International	(187)	3,171	1,108

	$(5,279)	$(9,496)	$25,577

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to (loss) earnings before income taxes, as a result of the following:

	2012	2011	2010
U.S. statutory rate (benefit)	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	0.8	0.7	5.9
Tax effect of goodwill impairment	37.9	10.4	12.1
Foreign income taxes at other than U.S. rates	(0.2)	7.9	(0.8)
Work Opportunity and Welfare-to-Work Tax Credits	(5.4)	(15.7)	(7.0)
Adjustment of prior year income tax balances	—	—	3.9
Other, net	(3.9)	(5.4)	(1.0)

	(5.8)%	(37.1)%	48.1%

        During the twelve months ended June 30, 2012, the Company recognized a tax benefit of $5.3 million with a corresponding effective tax rate of 5.8 percent. The effective income tax rate for the twelve months ended June 30, 2012 was negatively impacted by the goodwill impairment charges totaling $146.1 million which are primarily non-deductible for tax purposes. This resulted in the Company recording less of a tax benefit on the pre-tax loss than what would normally be expected utilizing the Company's historical range of tax rates.

        The (3.9) percent of other, net in fiscal year 2012 includes the rate impact of unrecognized tax benefits and miscellaneous items of (2.8) and (1.1) percent, respectively.

        For fiscal year 2011, the Company reported a $25.6 million loss from continuing operations before income taxes as compared to income from continuing operations before income taxes of $53.2 million in fiscal year 2010. The rate reconciliation items have a greater impact on the annual effective income tax rate in fiscal year 2011 because the magnitude of the loss from continuing operations before income

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

taxes is less than the magnitude of income from continuing operations before income taxes in fiscal year 2010. The annual effective tax rate was favorably impacted by employment credits in both years. Partially offsetting the favorable impact of the employment credits was the adverse impact of the pre-tax non-cash goodwill impairment charge of $74.1 million recorded during the third quarter of fiscal year 2011, which is only partially deductible for tax purposes. Additionally, the foreign income taxes at other than U.S. rates adversely impacted the annual effective tax rate due to a decrease in foreign income from continuing operations before income taxes and other foreign non-deductible items.

        The (5.4) percent of other, net in fiscal year 2011 includes the rate impact of meals and entertainment expense disallowance, donated inventory, unrecognized tax benefits, and miscellaneous items of 2.7, (2.9), (3.7), and (1.5) percent, respectively.

        The components of the net deferred tax assets and liabilities are as follows:

	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$15,226	$15,233
Payroll and payroll related costs	44,454	37,852
Net operating loss carryforwards	797	1,210
Salon asset impairment	5,038	5,176
Inventories	3,027	2,968
Deferred gift card revenue	745	1,536
Federal and state benefit on uncertain tax positions	2,113	8,549
Allowance for doubtful accounts/notes	5,180	9,855
Insurance	6,439	5,669
Other	6,963	6,396

Total deferred tax assets	$89,982	$94,444

Deferred tax liabilities:
Depreciation	$(17,984)	$(29,348)
Amortization of intangibles	(86,431)	(94,257)
Accrued property taxes	(2,079)	(1,942)
Deferred debt issuance costs	(4,336)	(6,215)
Other	(23)	(3)

Total deferred tax liabilities	$(110,853)	$(131,765)

Net deferred tax liabilities	$(20,871)	$(37,321)

        At June 30, 2012, the Company had state and foreign operating loss carryforwards of approximately $14.8 million and $3.7 million, respectively. These losses related to various states, the U.K. and Luxembourg. The Company had recorded a valuation allowance related to losses in various states and Luxembourg of $2.6 million and $3.1 million, respectively. The Company expects to fully utilize all of the loss carryforwards for which a valuation allowance has not been established.

        As of June 30, 2012, undistributed earnings of international subsidiaries of approximately $60.4 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

Deferred taxes would be recorded for earnings of our foreign operations if we determine that such earnings are no longer indefinitely reinvested and cannot be remitted in a tax-neutral transaction.

        The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K., and Luxembourg as well as states, cities, and provinces within these jurisdictions. In the U.S., fiscal years 2009 and after remain open for federal tax audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2008. However, the Company is under audit in a number of states in which the statute of limitations has been extended for fiscal years 2006 and forward. Internationally, including Canada, the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years. A rollforward of the unrecognized tax benefits is as follows:

	2012	2011	2010
Balance at beginning of period	$13,493	$16,856	$14,787
Additions based on tax positions related to the current year	482	796	5,549
(Reductions)/additions based on tax positions of prior years	(7)	(759)	(185)
Reductions on tax positions related to the expiration of the statute of limitations	(1,571)	(2,718)	(2,993)
Settlements	(8,016)	(682)	(302)

Balance at end of period	$4,381	$13,493	$16,856

        If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $2.8 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the years ended June 30, 2012, 2011, and 2010 we recorded income tax (benefit)/expense of approximately $(1.2), $(0.6), and $(1.1) million, respectively, for the reversal of previously accrued interest and penalties net of the respective fiscal years additions to the accrual. As of June 30, 2012, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.5 million. This amount is not included in the gross unrecognized tax benefits noted above.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next twelve months. However, we do not expect the change to have a significant effect on our results of operations or our financial position.

13. BENEFIT PLANS

Regis Retirement Savings Plan

        The Company maintains a defined contribution 401(k) plan, the Regis Retirement Savings Plan (RRSP Plan). The RRSP Plan is a defined contribution profit sharing plan with a 401(k) feature that is intended to qualify with the Internal Revenue Code (Code) and is subject to the Employee Retirement Income Security Act of 1974.

        The 401(k) portion of the Plan is a contributory defined contribution plan under which eligible employees may elect to contribute a percentage of their eligible compensation. Employees who are 18 years of age or older and who were not highly compensated employees as defined by the Code

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BENEFIT PLANS (Continued)

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

Nonqualified Deferred Salary Plan:

        The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers, field supervisors, warehouse and corporate office employees who are highly compensated. The discretionary employer contribution profit sharing portion of the Executive Plan is a noncontributory defined contribution component in which participants interest become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to substantially all employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $10.0 million. As of June 30, 2012, the Company's cumulative contributions to the ESPP totaled $8.9 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to substantially all franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2012, the Company's cumulative contributions to the FSPP totaled $0.2 million.

Deferred Compensation Contracts:

        The Company has agreed to pay its former Chief Executive Officer, a lump sum amount equal to 60.0 percent of his salary for the remainder of his life. Compensation associated with this agreement was charged to expense as services were provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $3.7, $1.8 and $3.0 million for fiscal years 2012, 2011, and 2010, respectively. As of June 30, 2012 and 2011, zero and $11.4 million is included in other noncurrent liabilities, respectively. As of June 30, 2012 and 2011, $15.1 million and zero of the balance is included in accrued liabilities, respectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BENEFIT PLANS (Continued)

        In addition, the Company has other unfunded deferred compensation contracts covering key executives within the Company. The key executives' benefits are based on years of service and the employee's compensation prior to departure. Effective June 30, 2012, the Company amended the deferred compensation contracts such that the benefits are based on years of service and employee's compensation as of June 30, 2012. The Company utilizes a June 30 measurement date for these deferred compensation contracts, a discount rate based on the Aa Bond index rate (4.0 and 5.5 percent at June 30, 2012 and 2011, respectively) and projected salary increases of 4.0 percent at June 30, 2011 to estimate the obligations associated with these deferred compensation contracts.

        Compensation associated with these agreements is charged to expense as services are provided. Associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $5.9, $2.5 and $2.2 million for fiscal years 2012, 2011, and 2010, respectively. The projected benefit obligation of these deferred compensation contracts totaled $21.3 and $22.2 million at June 30, 2012 and 2011, respectively, in the Consolidated Balance Sheet. As of June 30, 2012 and 2011, $11.8 and $17.2 million is included in other noncurrent liabilities, respectively. As of June 30, 2012 and 2011, $9.5 and $5.0 million of the balance is included in accrued liabilities, respectively. The tax-affected accumulated other comprehensive loss for the deferred compensation contracts, consisting of primarily unrecognized actuarial loss, was $0.5 and $1.6 million at June 30, 2012 and 2011, respectively. The Company intends to fund its future obligations under these arrangements through company-owned life insurance policies on the participants. Cash values of these policies totaled $24.4 and $22.3 million at June 30, 2012 and 2011, respectively, and are included in other assets in the Consolidated Balance Sheet.

        The Company has agreed to pay the former Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal years 2012 and 2011, for the remainder of his life. The former Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.8, $0.7 and $0.6 million for fiscal years 2012, 2011, and 2010, respectively. Related obligations totaled $4.9 and $5.9 million at June 30, 2012 and 2011, respectively, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the former Vice Chairman. Cash values of these policies totaled $4.5 and $4.2 million at June 30, 2012 and 2011, respectively, and are included in other assets in the Consolidated Balance Sheet. The policy death benefits exceed the obligations under this agreement.

        Compensation expense included in (loss) income before income taxes and equity in (loss) income of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. BENEFIT PLANS (Continued)

administration of the plans, for the fiscal years ended June 30, 2012, 2011, and 2010, included the following:

	2012	2011	2010
	(Dollars in thousands)
RRSP Plan profit sharing	$—	$1,907	$3,206
Executive Plan profit sharing	—	477	654
ESPP	449	494	484
FSPP	9	8	8
Deferred compensation contracts	10,452	4,977	5,814

14. SHAREHOLDERS' EQUITY

Net (Loss) Income Per Share:

        The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company's dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's dilutive earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	2012	2011	2010
	(Shares in thousands)
Weighted average shares for basic earnings per share	57,137	56,704	55,806
Effect of dilutive securities:
Dilutive effect of convertible debt	—	—	10,730
Dilutive effect of stock-based compensation(1)	—	—	217

Weighted average shares for diluted earnings per share	57,137	56,704	66,753

(1)
For fiscal year 2012 and 2011, 182 and 334 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

        The following table sets forth the awards, which are excluded from the various earnings per share calculations:

	2012	2011	2010
	(Shares in thousands)
Basic earnings per share:
RSAs(1)	403	862	931
RSUs(1)	17	215	215

	420	1,077	1,146

Diluted earnings per share:
Stock options(2)	789	890	960
SARs(2)	957	1,084	1,110
RSAs(2)	242	580	677
Shares issuable upon conversion of debt(2)	11,209	11,163	—

	13,197	13,717	2,747

(1)
Shares were not vested

(2)
Share were anti-dilutive

        The following table sets forth a reconciliation of the net (loss) income from continuing operations available to common shareholders and the net (loss) income from continuing operations for diluted earnings per share under the if-converted method:

	2012	2011	2010
	(Dollars in thousands)
Net (loss) income from continuing operations available to common shareholders	$(115,192)	$(8,905)	$39,579
Effect of dilutive securities:
Interest on convertible debt	—	—	7,520

Net (loss) income from continuing operations for diluted earnings per share	$(115,192)	$(8,905)	$47,099

Stock-based Compensation Award Plans:

        In May of 2004, the Company's Board of Directors approved the 2004 Long Term Incentive Plan (2004 Plan). The 2004 Plan received shareholder approval at the annual shareholders' meeting held on October 28, 2004. The 2004 Plan provides for the granting of stock options, equity-based stock appreciation rights (SARs) and restricted stock, as well as cash-based performance grants, to employees and directors of the Company. On March 8, 2007, the Company's Board of Directors approved an amendment to the 2004 Plan to permit the granting and issuance of restricted stock units (RSUs). On October 28, 2010, the shareholders of Regis Corporation approved an amendment to the 2004 Plan to increase the maximum number of shares of the Company's common stock authorized for issuance pursuant to grants and awards from 2,500,000 to 6,750,000. The 2004 Plan expires on May 26, 2014. Stock options, SARs and restricted stock granted prior to fiscal year 2012 under the 2004 Plan generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

grant. The stock options and SARs have a maximum term of ten years. The RSUs granted prior to fiscal year 2012 cliff vest after five years and payment of the RSUs is deferred until January 31 of the year following vesting.

        During the fiscal year ended 2012, the Company granted 55,000 shares of restricted stock awards and 42,316 restricted stock units. Of the 55,000 restricted stock awards, 20,000 shares vest at a rate of 20.0 percent annually on the first five anniversaries of the date of grant with the remaining 35,000 shares cliff vest two years after the grant date. The grant of the 42,316 restricted stock units occurred in the last month of the fiscal year, with retroactive vesting on a monthly basis, generally from the Company's 2011 annual shareholder meeting date. As such, at the date of grant there were 25,704 vested restricted stock units. The distribution of the vested restricted stock units is deferred until separation of service from the Company.

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

        Common shares available for grant under the following plans as of June 30 were:

	2012	2011	2010
	(Shares in thousands)
2000 Plan	—	—	4
2004 Plan	4,838	4,209	12

	4,838	4,209	16

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

        Stock options outstanding and weighted average exercise prices were as follows:

	Options Outstanding
	Shares	Weighted Average Exercise Price
	(in thousands)
Balance, June 30, 2009	1,385	$25.55
Granted	135	18.90
Cancelled	(337)	17.74
Exercised	(203)	15.12

Balance, June 30, 2010	980	29.48
Granted	—	—
Cancelled	(96)	18.89
Exercised	(46)	15.04

Balance, June 30, 2011	838	31.48
Granted	—	—
Cancelled	(186)	27.80
Exercised	—	—

Balance, June 30, 2012	652	$32.53

Exercisable June 30, 2012	593	$33.50

        Outstanding options of 651,578 at June 30, 2012 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 3.4 years. Exercisable options of 593,288 at June 30, 2012 had an intrinsic value of zero and a weighted average remaining contractual term of 3.0 years. Of the outstanding and unvested options and due to estimated forfeitures, 54,458 options are expected to vest with a $22.82 per share weighted average grant price and a weighted average remaining contractual life of 6.5 years that have a total intrinsic value of zero.

        All options granted relate to stock option plans that have been approved by the shareholders of the Company. Stock options granted in fiscal year 2010 were granted under the 2000 and 2004 plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

        A rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards, were as follows:

	Restricted Stock Outstanding		SARs Outstanding
	Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2009	1,032	26.33	1,114	26.30
Granted	304	19.12	2	28.57
Cancelled	(2)	20.02	(6)	38.63
Vested/Exercised	(188)	24.74	—	—

Balance, June 30, 2010	1,146	24.70	1,110	26.24

Granted	277	16.60	103	16.60
Cancelled	(118)	20.42	(126)	24.35
Vested/Exercised	(228)	22.69	—	—

Balance, June 30, 2011	1,077	23.48	1,087	25.54

Granted	97	16.94	—	—
Forfeited or expired	(290)	19.07	(352)	24.57
Vested/Exercised	(224)	20.58	(1)	16.60

Balance, June 30, 2012	660	$25.44	734	$26.02

        Outstanding and unvested RSAs of 403,120 at June 30, 2012 had an intrinsic value of $7.2 million and a weighted average remaining vesting term of 1.7 years. Due to estimated forfeitures, 366,864 awards are expected to vest with a total intrinsic value of $6.6 million.

        Outstanding RSUs of 257,316 at June 30, 2012 had an intrinsic value of $4.6 million and a weighted average remaining vesting term of less than 0.1 years. Vested RSUs of 240,704 at June 30, 2012 had an intrinsic value of $4.3 million. Unvested RSUs of 16,612 at June 30, 2012 had an intrinsic value of $0.3 million and a weighted average remaining vesting term of 0.5 years. The payment of 215,000 vested RSUs is deferred until January 31, 2013. The payment of the remaining 25,704 vested RSUs is deferred six months after the respective award recipient is no longer an employee of the Company or serves on the Board of Directors.

        Outstanding SARs of 733,800 at June 30, 2012 had a total intrinsic value of $0.1 million and a weighted average remaining contractual term of 3.8 years. Exercisable SARs of 579,790 at June 30, 2012 had a total intrinsic value of less than $0.1 million and a weighted average contractual term of 2.9 years. Of the outstanding and unvested rights and due to estimated forfeitures, 147,035 SARs are expected to vest with a $18.99 per share weighted average grant price, a weighted average remaining contractual life of 6.9 years and a total intrinsic value of $0.1 million.

        During fiscal year 2011, the Company accelerated the vesting of 68,390 unvested RSAs held by the Company's former Chief Executive Officer and former Executive Vice President, Fashion and Education. Under the terms of the modifications, any unvested RSAs granted to the former Chief Executive Officer and former Executive Vice President, Fashion and Education fully vested on their last days of employment, which was February 8, 2012 and June 30, 2012, respectively. As a result of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

modifications, the Company recognized an incremental compensation cost of $0.2 and less than $0.1 million during fiscal years 2012 and 2011, respectively.

        Total cash received from the exercise of share-based instruments in fiscal years 2012, 2011 and 2010 was less than $0.1, $0.7, and $3.1 million, respectively.

        As of June 30, 2012, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $7.8 million. The related weighted average period over which such cost is expected to be recognized was approximately 2.6 years as of June 30, 2012.

        The total intrinsic value of all stock-based compensation that was exercised during fiscal years 2012, 2011, and 2010 was less than $0.1, $0.2, and $0.7 million, respectively.

        The total fair value of stock awards that vested and were distributed during fiscal years 2012, 2011, and 2010 was $4.8, $5.4, and $4.9 million, respectively.

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2012, 2011 and 2010 were as follows:

	2012	2011	2010
Stock options	$—	$—	$7.36
SARs	—	6.26	8.60
Restricted stock awards	16.15	16.60	19.12
Restricted stock units	17.96	—	—

        The expense associated with the RSA and RSU grants is based on the market price of the Company's stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of each stock option and SAR grant issued during the fiscal years 2012, 2011 and 2010 is presented below:

	2012	2011	2010
Risk-free interest rate	N/A	2.29%	2.79%
Expected term (in years)	N/A	5.50	5.50
Expected volatility	N/A	44.00%	42.00%
Expected dividend yield	N/A	1.45%	0.85%

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

        Compensation expense included in income before income taxes related to stock- based compensation was $7.6, $9.6, and $9.3 million for the three years ended June 30, 2012, 2011, and 2010, respectively.

Authorized Shares and Designation of Preferred Class:

        The Company has 100 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SHAREHOLDERS' EQUITY (Continued)

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

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2012, 2011, and 2010, a total accumulated 6.8 million shares have been repurchased for $226.5 million. As of June 30, 2012, $73.5 million remains to be spent on share repurchases under this program.

15. SEGMENT INFORMATION

        As of June 30, 2012, the Company owned, franchised or held ownership interests in approximately 12,600 worldwide locations. The Company's locations consisted of 9,340 North American salons (located in the U.S., Canada and Puerto Rico), 398 international salons, 98 hair restoration centers, and 2,811 locations in which the Company maintains a non-controlling ownership interest through its investments in affiliates.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

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

        The accounting policies of the reportable operating segments are the same as those described in Note 1 to the Consolidated Financial Statements. Intersegment sales and transfers are not significant. Summarized financial information concerning the Company's reportable operating segments is shown in the following table as of June 30, 2012, 2011, and 2010:

	For the Year Ended June 30, 2012
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,541,491	$102,400	$68,812	$—	$1,712,703
Product	401,326	38,722	80,419	—	520,467
Royalties and fees	38,288	—	2,321	—	40,609

	1,981,105	141,122	151,552	—	2,273,779

Operating expenses:
Cost of service	888,777	53,684	42,693	—	985,154
Cost of product	201,625	20,010	28,020	—	249,655
Site operating expenses	182,524	9,722	6,479	—	198,725
General and administrative	113,952	12,024	36,436	140,160	302,572
Rent	292,192	37,880	9,036	1,697	340,805
Depreciation and amortization	68,983	5,297	13,101	30,690	118,071
Goodwill impairment	67,684	—	78,426	—	146,110

Total operating expenses	1,815,737	138,617	214,191	172,547	2,341,092

Operating income (loss)	165,368	2,505	(62,639)	(172,547)	(67,313)
Other income (expense):
Interest expense	—	—	—	(28,245)	(28,245)
Interest income and other, net	—	—	—	5,130	5,130

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$165,368	$2,505	$(62,639)	$(195,662)	$(90,428)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2011
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,588,690	$106,734	$67,550	$—	$1,762,974
Product	403,962	43,503	75,729	—	523,194
Royalties and fees	37,292	—	2,409	—	39,701

	2,029,944	150,237	145,688	—	2,325,869

Operating expenses:
Cost of service	919,526	54,213	39,129	—	1,012,868
Cost of product	201,560	23,631	24,788	—	249,979
Site operating expenses	183,552	9,852	4,318	—	197,722
General and administrative	122,281	12,630	37,038	167,908	339,857
Rent	292,479	38,423	9,227	2,157	342,286
Depreciation and amortization	69,763	4,750	12,958	17,638	105,109
Goodwill impairment	74,100	—	—	—	74,100
Lease termination costs	—	—	—	—	—

Total operating expenses	1,863,261	143,499	127,458	187,703	2,321,921

Operating income (loss)	166,683	6,738	18,230	(187,703)	3,948
Other income (expense):
Interest expense	—	—	—	(34,388)	(34,388)
Interest income and other, net	—	—	—	4,811	4,811

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$166,683	$6,738	$18,230	$(217,280)	$(25,629)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. SEGMENT INFORMATION (Continued)

	For the Year Ended June 30, 2010
	Salons
			Hair Restoration Centers	Unallocated Corporate
	North America	International			Consolidated
	(Dollars in thousands)
Revenues:
Service	$1,605,979	$111,833	$66,325	$—	$1,784,137
Product	417,363	44,252	72,978	—	534,593
Royalties and fees	37,221	—	2,483	—	39,704

	2,060,563	156,085	141,786	—	2,358,434

Operating expenses:
Cost of service	920,905	57,657	37,158	—	1,015,720
Cost of product	219,745	22,570	21,568	—	263,883
Site operating expenses	183,881	10,152	5,305	—	199,338
General and administrative	113,956	13,115	36,207	128,713	291,991
Rent	294,263	38,681	9,013	2,141	344,098
Depreciation and amortization	72,681	4,986	12,198	18,899	108,764
Goodwill impairment	35,277	—	—	—	35,277
Lease termination costs	—	2,145	—	—	2,145

Total operating expenses	1,840,708	149,306	121,449	149,753	2,261,216

Operating income (loss)	219,855	6,779	20,337	(149,753)	97,218
Other income (expense):
Interest expense	—	—	—	(54,414)	(54,414)
Interest income and other, net	—	—	—	10,410	10,410

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$219,855	$6,779	$20,337	$(193,757)	$53,214

        Total revenues and long-lived assets associated with business operations in the U.S. and all other countries in aggregate were as follows:

	Year Ended June 30,
	2012		2011		2010
	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets	Total Revenues	Long-lived Assets
	(Dollars in thousands)
U.S.	$1,967,349	$291,972	$2,007,042	$314,406	$2,055,059	$327,753
Other countries	306,430	31,088	318,827	33,405	303,375	31,497

Total	$2,273,779	$323,060	$2,325,869	$347,811	$2,358,434	$359,250

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly data for fiscal years 2012 and 2011 follows:

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2012
Revenues	$568,749	$563,278	$573,584	$568,168	$2,273,779
Gross margin, excluding royalties and depreciation	252,627	247,697	249,010	249,027	998,361
Operating income (loss)(a)	13,072	(61,617)	25,200	(43,968)	(67,313)
Income (loss) from continuing operations(a)(b)	8,337	(57,427)	(2,468)	(63,634)	(115,192)
Income (loss) from discontinued operations(c)	—	—	1,099	—	1,099
Net income (loss)(a)(b)	8,337	(57,427)	(1,369)	(63,634)	(114,093)
Income (loss) from continuing operations per share, basic	0.15	(1.01)	(0.04)	(1.11)	(2.02)
Income from discontinued operations per share, basic	—	—	0.02	—	0.02
Net income (loss) per basic share(f)	0.15	(1.01)	(0.02)	(1.11)	(2.00)
Income (loss) from continuing operations per share, diluted	0.15	(1.01)	(0.04)	(1.11)	(2.02)
Income (loss) from discontinued operations per share, diluted	—	—	0.02	—	0.02
Net income (loss) per diluted share(f)	0.15	(1.01)	(0.02)	(1.11)	(2.00)
Dividends declared per share	0.06	0.06	0.06	0.06	0.24

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items, which impacted fiscal year 2012 revenues, operating and net income (loss).

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2011
Revenues	$578,245	$574,372	$581,267	$591,985	$2,325,869
Gross margin, excluding royalties and depreciation	257,558	251,132	253,017	261,614	1,023,321
Operating income (loss)(a)(d)	33,434	22,864	(59,504)	7,154	3,948
Income (loss) from continuing operations(a)(d)(e)	18,320	14,505	(25,335)	(16,395)	(8,905)
Net income (loss)(a)(d)(e)	18,320	14,505	(25,335)	(16,395)	(8,905)
Income (loss) from continuing operations per share, basic	0.32	0.26	(0.45)	(0.29)	(0.16)
Net income (loss) per basic share	0.32	0.26	(0.45)	(0.29)	(0.16)
Income (loss) from continuing operations per share, diluted	0.30	0.24	(0.45)	(0.29)	(0.16)
Net income (loss) per diluted share	0.30	0.24	(0.45)	(0.29)	(0.16)
Dividends declared per share	0.04	0.04	0.06	0.06	0.20

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 6 in this Form 10-K for explanations of items, which impacted fiscal year 2011 revenues, operating and net income.

(a)
Expense of $67.7 million ($55.2 million net of tax) was recorded in the fourth quarter ended June 30, 2012 related to our Regis salon concept goodwill impairment. Expense of $78.4 million ($72.6 million net of tax) was recorded in the second quarter ended December 31, 2011 related to our Hair Restoration Centers reporting unit goodwill impairment. Expense of $74.1 million ($50.8 million net of tax) was recorded in the third quarter ended March 31, 2011 related to our Promenade salon concept goodwill impairment due to recent performance challenges in that concept.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

(b)
Expense of $17.2 million was recorded during fiscal year 2012 related to the impairment of our investment in Provalliance as a result of the Company entering into a Share Purchase Agreement to sell the Company's 46.7 percent equity interest in Provalliance for a purchase price of €80 million. Expense of $19.4 million was recorded during fiscal year 2012 related to the impairment of our investment in EEG.

(c)
During the third quarter ended March 31, 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret salon concept.

(d)
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

17. SUBSEQUENT EVENTS

        On July 11, 2012, the Company announced that Mr. Daniel J. Hanrahan was appointed President and Chief Executive Officer of the Company, effective August 6, 2012. He was also appointed to the Board of Directors, effective August 6, 2012.

        On July 13, 2012, the Company entered into a definitive agreement to sell Hair Club to Aderans, Co., Ltd. for cash of $163.5 million excluding closing adjustments and transaction fees. Subsequent to fiscal year 2012, the net assets of Hair Club to be sold met the accounting criteria to be classified as held for sale and will be aggregated and reported in accordance with authoritative guidance in the Company's fiscal year 2013 first quarter Form 10-Q. The Company is currently anticipating recognizing a gain upon closing of the deal. The transaction is expected to close in the first or second fiscal quarter of 2013, and is subject to customary closing conditions.

        On July 17, 2012, Mr. Daniel G. Beltzman was appointed to the Board of Directors of the Company, effective August 1, 2012.

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

        With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2012. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2012. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 77 and 78 herein.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2012 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2012 Proxy Statement, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2012 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" of the Company's 2012 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2012 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2012 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2012 Proxy Statement and is incorporated herein by reference.

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

Exhibit Number/Description

2(a)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

2(b)	Purchase Agreement, dated November 13, 2004, between the Company and Hair Club Group Inc. (Incorporated by reference to Exhibit 2 of the Company's Report on Form 10-Q filed on February 9, 2005, for the quarter ended December 31, 2004.)

2(c)	Stock Purchase Agreement dated as of January 26, 2009 between Regis Corporation, Trade Secret, Inc. and Premier Salons Beauty Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on January 27, 2009.)

2(d)	Share Purchase Agreement, dated as of April 9, 2012, between Regis Merger S.A.R.L. and Mr. Yvon Provost, Mrs. Olivia Provost and Mr. Fabien Provost. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 13, 2012.)

2(e)	Stock Purchase Agreement, dated as of July 13, 2012, between Regis Corporation and Aderans Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 17, 2012).

3(a)	Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company's Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)

3(b)	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on October 31, 2006.)

3(c)	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A12B filed on December 26, 2006.)

4(a)		Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997.)

4(b)		Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Right Certificate attached as Exhibit B to the Rights Agreement. (Incorporated by reference to Exhibits 1 and 3 of the Company's Registration Statement on Form 8-A12B, filed on December 26, 2006.)

4(c)		Amendment No. 1, dated as of October 29, 2008, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on October 29, 2008.)

4(d)		Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4(e)		Indenture dated July 14, 2009 by and between the Company and Wells Fargo Bank, N.A, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed July 17, 2009.)

10(a)	(*)	Survivor Benefit Agreement, dated June 27, 1994, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10(t) part of the Company's Report on Form 10-K filed on September 28, 1994, for the year ended June 30, 1994.)

10(b)		Amended and Restated Private Shelf Agreement, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(ff) of the Company's Report on Form 10-Q filed on November 13, 2000, for the quarter ended September 30, 2000.)

10(c)		Senior Series I Note, dated October 3, 2000, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 12, 2001, for the year ended June 30, 2001.)

10(d)		Note Purchase Agreement, dated March 1, 2002, between the Company and purchasers listed in Schedule A attached thereto. (Incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(e)		Form of Series A Senior Note. (Attached as Exhibit 1(a) to the Note Purchase Agreement dated March 1, 2002, and incorporated by reference to Exhibit 10(aa) of the Company's Report on Form 10-K filed on September 24, 2002, for the year ended June 30, 2002.)

10(f)		Series J Senior Notes, dated June 9, 2003, between the Company and Prudential Insurance Company of America. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed on September 17, 2003, for the year ended June 30, 2003.)

10(g)		Promissory Note dated November 26, 2003, between the Company and Information Leasing Corporation. (Incorporated by reference to Exhibit 10(ee) of the Company's Report on Form 10-K filed on September 10, 2004, for the year ended June 30, 2004.)

10(h)		Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10(i)		Third Amended and Restated Credit Agreement, dated April 7, 2005, among the Company, Bank of America, N.A., as Administrative Agent, LaSalle Bank National Association, as Co-Administrative Agent and Co-Arranger and as Swing-Line Lender, J.P. Morgan Chase Bank, N.A., as Syndication Agent, Wachovia Bank, National Association, as Documentation Agent, Other Financial Institutions Party thereto, and Banc of America Securities LLC as Co-Arranger and Sole Book Manager. (Incorporated by reference to Exhibit 99.1 of the Company's Report on Form 8-K filed April 12, 2005.)

10(j)		Prepayment Agreement between Regis Corporation and various holders of Senior Notes of Regis Corporation, dated June 29, 2009 (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed July 6, 2009.)

10(k)		First Amendment to Term Loan agreement dated as of October 3, 2008 among Regis Corporation and various lenders, and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed July 6, 2009.)

10(l)		First Amendment to Fourth Amendment and Restated Credit Agreement dated as of July 12, 2007 among Regis Corporation and various lenders and JP Morgan Chase Bank, N.A, dated July 3, 2009 (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed July 6, 2009.)

10(m)		Amendment No. 8 to Amend and Restated Private Shelf Agreement between Regis Corporation and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and other Prudential affiliates dated April 23, 2012.

10(n)		First Amendment to Note Purchase Agreement dated March 1, 2005, between the Company and the purchasers listed in Schedule I attached thereto. (Incorporated by reference to Exhibit 99.3 of the Company's Report on Form 8-K filed April 12, 2005.)

10(o)	(*)	Short Term Incentive Compensation Plan, effective August 19, 2009. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Form 14A filed on September 15, 2009, for the year ended June 30, 2009.)

10(p)		Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

10(q)	(*)	Amended and Restated Compensation Agreement, dated June 29, 2007, between the Company and Myron Kunin. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 5, 2007.)

10(r)		Master Agreement, dated October 11, 2007, between Mr. Yvon Provost, Mr. Fabien Provost, Mrs. Olivia Provost, Mrs. Monique La Rizza, Artal Services N.V., Mr. Jean Mouton, RHS Netherlands Holdings BV, RHS France SAS, the Company and Artal Group S.A. (Incorporated by reference to Exhibit 10 of the Company's Report on Form 10-Q filed on February 7, 2008, for the quarter ended December 31, 2007.)

10(s)	(*)	Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(t)	(*)	Employment Agreement, as Amended and Restated effective March 1, 2011, between the Company and Paul D. Finkelstein. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed May 10, 2011)

10(u)	(*)	Employment Agreement, as Amended and Restated effective December 31, 2008, between the Company and Randy L. Pearce. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(v)	(*)	Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10(d) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(w)	(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated December 31, 2008, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(e) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(x)	(*)	Amendment to Amended and Restated Compensation Agreement, dated December 23, 2008, between the Company, and Myron Kunin (Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(y)	(*)	2004 Long Term Incentive Plan as Amended and Restated, effective October 28, 2011, (Incorporated by reference to Appendix A of the Company's Report on Form DEF14A filed September 14, 2010.)

10(z	(*)	Amendment to Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated April 26, 2011, between the Company and Gordon Nelson. (Incorporated by reference to Exhibit 10(dd) of the Company's Report on Form 10-K filed August 26, 2011.)

10(aa)		Fifth Amended and Restated Credit Agreement, dated June 30, 2011, among the Company, and various financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Issuer, Bank of America, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed July 6, 2011.)

10(bb)	(*)	Separation Agreement and Release between David Bortnem, former EVP and Corporate Chief Operating Officer effective January 19, 2012.

21		List of Subsidiaries of Regis Corporation

23		Consent of PricewaterhouseCoopers LLP

31.1		Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Senior Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Chief Executive Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Senior Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	(**)	XBRL Instance Document

101.SCH	(**)	XBRL Taxonomy Extension Schema

101.CAL	(**)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	(**)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(**)	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	(**)	XBRL Taxonomy Extension Definition Linkbase

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

REGIS CORPORATION
By	/s/ DANIEL J. HANRAHAN Daniel J. Hanrahan, President and Chief Executive Officer (Principal Executive Officer)
By	/s/ BRENT A. MOEN Brent A. Moen, Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
DATE: August 29, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ JOSEPH L. CONNER Joseph L. Conner, Chairman of the Board of Directors	Date: August 29, 2012
/s/ DANIEL J. HANRAHAN Daniel J. Hanrahan, Director	Date: August 29, 2012
/s/ DANIEL G. BELTZMAN Daniel G. Beltzman, Director	Date: August 29, 2012
/s/ JAMES P. FOGARTY James P. Fogarty, Director	Date: August 29, 2012
/s/ MICHAEL J. MERRIMAN Michael J. Merriman, Director	Date: August 29, 2012

/s/ JEFFREY C. SMITH Jeffrey C. Smith, Director	Date: August 29, 2012
/s/ STEPHEN E. WATSON Stephen E. Watson, Director	Date: August 29, 2012
/s/ DAVID P. WILLIAMS David P. Williams, Director	Date: August 29, 2012