Form 10-Q
period 2012-09-30
REGIS CORP
filed 2012-11-09
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2012:

Common Stock, $.05 par value	57,526,940
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As of September 30, 2012 and June 30, 2012
(Dollars in thousands, except per share data)

	September 30, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$222,458	$111,943
Receivables, net	32,424	28,954
Inventories	155,990	142,276
Deferred income taxes	14,520	14,503
Income tax receivable	14,175	14,098
Other current assets	24,233	55,903
Current assets held for sale (Note 2)	17,202	17,000
Total current assets	481,002	384,677

Property and equipment, net	303,150	305,799
Goodwill	463,917	462,279
Other intangibles, net	23,375	23,395
Investment in and loans to affiliates	59,910	160,987
Other assets	60,824	59,488
Long-term assets held for sale (Note 2)	176,204	175,221

Total assets	$1,568,382	$1,571,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,883	$28,937
Accounts payable	63,428	47,890
Accrued expenses	134,565	157,026
Current liabilities related to assets held for sale (Note 2)	15,959	18,120
Total current liabilities	242,835	251,973

Long-term debt and capital lease obligations	251,178	258,737
Other noncurrent liabilities	148,594	143,972
Long- term liabilities related to assets held for sale (Note 2)	28,063	28,007
Total liabilities	670,670	682,689
Commitments and contingencies (Note 8)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,527,496 and 57,415,241 common shares at September 30, 2012 and June 30, 2012, respectively	2,876	2,871
Additional paid-in capital	347,408	346,943
Accumulated other comprehensive income	38,173	55,114
Retained earnings	509,255	484,229

Total shareholders’ equity	897,712	889,157

Total liabilities and shareholders’ equity	$1,568,382	$1,571,846

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(Dollars and shares in thousands, except per share data amounts)

	2012	2011
Revenues:
Service	$393,416	$415,017
Product	102,284	106,773
Royalties and fees	9,660	9,556
	505,360	531,346
Operating expenses:
Cost of service	232,528	235,665
Cost of product	53,132	53,023
Site operating expenses	52,347	54,811
General and administrative	55,872	65,870
Rent	81,499	82,176
Depreciation and amortization	20,709	30,797
Total operating expenses	496,087	522,342

Operating income	9,273	9,004

Other income (expense):
Interest expense	(6,829)	(7,360)
Interest income and other, net (Note 3)	24,726	1,317

Income from continuing operations before income taxes and equity in income of affiliated companies	27,170	2,961

Income taxes	(2,986)	(1,209)
Equity in income of affiliated companies, net of income taxes	577	3,870

Income from continuing operations	24,761	5,622

Income from discontinued operations, net of taxes (Note 2)	3,777	2,715

Net income	$28,538	$8,337

Net income per share:
Basic:
Income from continuing operations	0.43	0.10
Income from discontinued operations	0.07	0.05
Net income per share, basic(1)	$0.50	$0.15
Diluted:
Income from continuing operations	0.39	0.10
Income from discontinued operations	0.06	0.05
Net income per share, diluted(1)	$0.45	$0.15

Weighted average common and common equivalent shares outstanding:
Basic	57,283	56,849
Diluted	68,589	57,098

Cash dividends declared per common share	$0.06	$0.06

(1)                                 Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
Net income	$28,538	$8,337
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	7,038	(20,552)
Change in fair market value of financial instruments designated as cash flow hedges	(23)	446
Recognition of deferred compensation and other	—	(1)
Reclassifications associated with liquidation of foreign entities (Note 3)	(23,956)	—
Other comprehensive loss	(16,941)	(20,107)
Comprehensive income (loss)	$11,597	$(11,770)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(In thousands)

	2012	2011
Cash flows from operating activities:
Net income	$28,538	$8,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,433	31,638
Amortization	728	2,468
Equity in income of affiliated companies	(907)	(4,032)
Dividends received from affiliated companies	347	270
Deferred income taxes	7,120	(2,800)
Accumulated other comprehensive income reclassifications (Note 3)	(23,956)	—
Excess tax benefits from stock-based compensation plans	(35)	—
Stock-based compensation	1,818	2,440
Amortization of debt discount and financing costs	1,749	1,613
Other noncash items affecting earnings	98	(477)
Changes in operating assets and liabilities (1):
Receivables	(3,355)	(907)
Inventories	(13,534)	(23,612)
Income tax receivable	(57)	4,260
Other current assets	1,790	1,806
Other assets	1,408	509
Accounts payable	14,599	11,376
Accrued expenses	(24,670)	(7,906)
Other noncurrent liabilities	(3,648)	(11,528)
Net cash provided by operating activities	8,466	13,455

Cash flows from investing activities:
Capital expenditures	(18,077)	(16,827)
Proceeds from sale of assets	21	369
Asset acquisitions, net of cash acquired and certain obligations assumed	—	(2,077)
Proceeds from loans and investments	130,281	1,290
Net cash provided by (used in) investing activities	112,225	(17,245)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	23,900
Payments on revolving credit facilities	—	(23,900)
Repayments of long-term debt and capital lease obligations	(8,905)	(9,669)
Excess tax benefits from stock-based compensation plans	35	—
Dividends paid	(3,448)	(3,494)
Proceeds from exercise of stock options and stock appreciation rights	45	—
Net cash used in financing activities	(12,273)	(13,163)

Effect of exchange rate changes on cash and cash equivalents	2,097	(3,637)
Increase (decrease) in cash and cash equivalents	110,515	(20,590)

Cash and cash equivalents:
Beginning of period	111,943	96,263
End of period	$222,458	$75,673

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2012 and for the three months ended September 30, 2012 and 2011, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2012 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Consolidated Balance Sheet data for June 30, 2012 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

The unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the three month periods ended September 30, 2012 and 2011 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 9, 2012 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Reclassifications:

Beginning in the first quarter of fiscal year 2013, salon marketing and advertising expenses that were presented within cost of service and general and administrative operating expense line items in prior filings were reclassified to site operating expenses within the Condensed Consolidated Statement of Operations. The reclassifications were made to better present how management of the Company views the respective salon marketing and advertising expenses. The prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income or net income. The table below presents the impact of the reclassification to the three months ended September 30, 2011 and excludes discontinued operations:

	For the Three Months Ended, September 30, 2011
	Prior Presentation(1)	Reclassification	As Presented
	(Dollars in thousands)
Cost of service	$235,969	$(304)	$235,665
Site operating expenses	50,971	3,840	54,811
General and administrative	69,406	(3,536)	65,870

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 2 to the Condensed Consolidated Statement of Operations.

In addition, expenses associated with our distribution centers were reclassified from Corporate to our North America reportable segment. The reclassifications were made to better present how management of the Company views the respective distribution centers expenses.  This reclassification had no impact on our Condensed Consolidated Statement of Operations. The prior period amounts have been reclassified to conform to the current year presentation.  The table below presents the impact of the reclassification of general and administrative, rent and depreciation and amortization expenses between the Company’s Corporate and North America reportable segments:

	For the three months ended, September 30, 2011
	North America			Corporate
	Prior Presentation(1)	Reclassification	As Presented(3)	Prior Presentation	Reclassification	As Presented(3)
	(Dollars in thousands)			(Dollars in thousands)
General and administrative(2)	$29,706	$2,939	$32,645	$36,775	$(6,191)	$30,584
Rent	73,215	165	73,380	197	(165)	32
Depreciation and amortization	17,970	571	18,541	11,521	(571)	10,950

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 2 to the Condensed Consolidated Statement of Operations.

(2) The North America general and administrative reclassification consists of a $6,191 increase for the offset to the Corporate reclassification within this line item, partially offset by a decrease of $3,252 applicable to North America for the marketing and advertising expense reclassification above.

(3) See Note 11 to the Condensed Consolidated Statement of Operations for presentation of segment information.

Stock-Based Employee Compensation:

Stock-based awards are granted under the terms of the 2004 Long Term Incentive Plan (2004 Plan). Additionally, the Company has outstanding stock options under its 2000 Stock Option Plan (2000 Plan), although the 2000 Plan terminated in 2010. Under these plans, five types of stock-based compensation awards are granted: stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and performance share units (PSUs). Stock options, SARs and RSAs granted prior to July 1, 2011 under the 2004 Plan generally vest at a rate of 20.0 percent annually on each of the first five anniversaries of the date of grant. The stock options and SARs have a maximum term of ten years. The RSUs granted prior to fiscal year 2012 cliff vest after five years and payment of the RSUs is deferred until January 31 of the year following vesting.

During fiscal year 2012, the Company granted RSAs and RSUs. Certain of the RSAs vest at a rate of 20.0 percent annually on the first five anniversaries of the date of grant while the other RSAs cliff vest two years after the grant date. The RSUs granted to the Company’s non-employee directors occurred in the last month of fiscal year 2012, with retroactive vesting on a monthly basis, generally from the Company’s 2011 annual shareholder meeting date. The distribution of vested RSUs is deferred until the non-employee director’s separation of service from the Company, at which time the vested RSUs will be converted into common stock. Awards granted prior to July 1, 2012 do not contain acceleration of vesting terms for retirement of eligible recipients.

During the three months ended September 30, 2012, the Company granted SARs, RSAs, RSUs, and PSUs.  The SARs and RSUs granted to employees vest 33.3 percent annually on the first three anniversaries of the date of grant and become fully vested on the third anniversary of the date of grant. The Company also granted RSUs to the Company’s Chief Executive Officer that will vest in full and convert to common stock if the Company’s stock price reaches a certain price for twenty consecutive days prior to the fifth anniversary of his start date. The RSAs granted cliff vest after five years. The PSUs represent shares potentially issuable in the future. Issuance of the PSUs is based on the Company’s performance during fiscal year 2013 as it relates to the Company achievement of same-store sales and adjusted earnings before interest, taxes, and depreciation and amortization.

Awards granted after July 1, 2012 generally contain various acceleration of vesting terms depending on the type of award for eligible recipients aged sixty-two years or older and employees aged fifty-five and have fifteen years of continuous service.

Unvested awards are subject to forfeiture in the event of termination of employment. The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant. The Company utilized a Monte Carlo simulation model to estimate the fair value of the market-based restricted stock unit.The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over the respective awards vesting period. Compensation expense related to the PSUs is recognized based on the Company’s estimate for the number of shares that will ultimately be issued.  Historically, the Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

Total compensation cost for stock-based payment arrangements totaled $1.8 and $2.4 million for each of the three month periods ended September 30, 2012 and 2011, respectively.

Stock options outstanding and weighted average exercise price as of September 30, 2012 were as follows:

Options	Shares	Weighted Average Exercise Price
	(in thousands)
Outstanding at June 30, 2012	652	$32.53
Granted	—	—
Exercised	(3)	18.90
Forfeited or expired	(64)	29.77
Outstanding at September 30, 2012	585	$32.89
Exercisable at September 30, 2012	531	$33.94

Outstanding options of 584,938 at September 30, 2012 had an intrinsic value (the amount by which the stock price exceeded the exercise or grant date price) of zero and a weighted average remaining contractual term of 3.6 years. Exercisable options of 530,568 at September 30, 2012 had an intrinsic value of zero and a weighted average remaining contractual term of 3.3 years. Of the outstanding and unvested options and due to estimated forfeitures, 49,399 are expected to vest with a $22.96 per share weighted average grant price, a weighted average remaining contractual life of 6.7 years and a total intrinsic value of zero.

All options granted relate to stock option plans that have been approved by the shareholders of the Company.

The table below contains a rollforward of RSAs, RSUs and SARs outstanding, as well as other relevant terms of the awards:

	Restricted Stock Outstanding		SARs Outstanding
	Shares/Units	Weighted Average Grant Date Fair Value	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)
Balance, June 30, 2012	660	$25.44	734	$26.02
Granted	284	17.52	581	18.01
Vested/Exercised	(17)	17.96	(3)	16.60
Forfeited or expired	(3)	18.01	(287)	28.00
Balance, September 30, 2012	924	$23.18	1,025	$20.95

Outstanding and unvested RSAs of 500,701 at September 30, 2012 had an intrinsic value of $9.2 million and a weighted average remaining vesting term of 2.5 years. Due to estimated forfeitures, 452,826 are expected to vest with a total intrinsic value of $8.3 million.

Outstanding RSUs of 423,782 at September 30, 2012 had an intrinsic value of $7.8 million and a weighted average remaining vesting term of 1.0 years. Vested RSUs of 250,907 at September 30, 2012 had an intrinsic value of $4.6 million. Unvested RSUs of 164,106 at September 30, 2012 had an intrinsic value of $3.0 million and a weighted average remaining vesting term of 2.6 years. The payment of 215,000 vested RSUs is deferred until January 31, 2013. The payment of the remaining 35,907 vested RSUs is deferred until the non-employee director no longer serves on the Board of Directors, at which time the vested RSUs will be converted into common stock.

Outstanding SARs of 1,024,725 at September 30, 2012 had a total intrinsic value of $0.3 million and a weighted average remaining contractual term of 8.1 years. Exercisable SARs of 299,080 at September 30, 2012 had a total intrinsic value of less than $0.1 million and a weighted average remaining contractual term of 5.2 years. Of the outstanding and unvested rights and due to estimated forfeitures, 672,567 are expected to vest with a $18.18 per share weighted average grant price, a weighted average remaining contractual life of 9.4 years and a total intrinsic value of $0.3 million.

Performance share units outstanding and weighted average grant date fair value as of September 30, 2012 were as follows:

	Nonvested
Performance Share	Units (1)	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding at June 30, 2012	—	$—
Granted	193	18.38
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2012	193	$18.38

(1)  Assumes attainment of targeted payout rates as set forth in the performance criteria based in thousands of share units.

Future compensation expense for currently unvested PSUs could reach a maximum of $7.1 million, assuming payout of all unvested performance units.  Assuming attainment of targeted payout rates, future compensation expense for currently unvested PSUs would be $3.5 million.

During the three months ended September 30, 2012 and 2011 total cash received from the exercise of share-based instruments was less than $0.1 million and zero, respectively. As of September 30, 2012, the total unrecognized compensation cost related to all unvested stock-based compensation arrangements was $17.8 million. The related weighted average period over which such cost is expected to be recognized was approximately 2.9 years as of September 30, 2012.

The total intrinsic value of all stock-based compensation that was exercised during each of the three month periods ended September 30, 2012 and 2011 was less than $0.1 million.

The total fair value of stock awards that vested and were distributed during the months ended September 30, 2012 and 2011, was $0.3 and less than $0.1 million, respectively.

Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during the three months ended September 30, 2012 and 2011 were as follows:

	2012	2011
SARs	$6.64	$—
Restricted stock awards	18.01	13.59
Restricted stock units	17.16	—
Performance share units	18.38	—

The expense associated with the RSA and RSU grants is based on the market price of the Company’s stock at the date of grant. The significant assumptions used in determining the underlying fair value on the date of grant of the SAR and market-based RSU grants issued during the three months ended September 30 2012 is presented below:

	SAR	RSU
Risk-free interest rate	0.85%	0.66%
Expected term (in years)	6.00	N/A
Expected volatility	44.00%	47.00%
Expected dividend yield	1.33%	1.33%

The risk free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the respective awards granted. Expected volatility is established based on historical volatility of the Company’s stock price. Estimated expected life was based on an analysis of historical stock options granted data which included analyzing grant activity including grants exercised, expired, and canceled. The expected dividend yield is determined based on the Company’s annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

Goodwill:

As of the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded carrying value by greater than 20.0 percent. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in fiscal year 2013; however, until this reporting unit is sold, it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods. See Note 2 to the Condensed Consolidated Financial Statements for details of Hair Restoration Center’s goodwill balance. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2012.

A summary of the Company’s goodwill balance as of September 30, 2012 and June 30, 2012 by reporting unit is as follows:

Reporting Unit	As of September 30, 2012	As of June 30, 2012
	(Dollars in thousands)
Regis	$35,957	$35,910
MasterCuts	4,652	4,652
SmartStyle	48,780	48,558
Supercuts	129,634	129,621
Promenade	244,894	243,538
Total North America Salons	$463,917	$462,279

See Note 5 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

Property and Equipment:

Historically, because of the Company’s large size and scale requirements it has been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative. At June 30, 2011 and throughout fiscal year 2012, the Company reassessed and adjusted the remaining useful life of the Company’s capitalized POS software.  As of June 30, 2012, the existing POS information system was fully depreciated. Depreciation expense related to the existing POS information system totaled zero and $9.4 million during the three months ended September 30, 2012 and 2011, respectively.

Prior to September 30, 2012, the Company decided the third party POS alternative would only be utilized in United Kingdom (U.K.). The Company reviewed the third party POS alternative capitalized software carrying value for impairment at September 30, 2012. As a result of the Company’s long-lived asset impairment testing at September 30, 2012 for this grouping of assets, no impairment charges were recorded. There was no adjustment to the useful life as the Company expects to fully utilize the third party POS alternative in the U.K. salons. The Company is currently evaluating another third party POS solution for salons in North America.

Recent Accounting Standards Adopted by the Company:

Testing Goodwill for Impairment

In September 2011, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to annual and interim goodwill impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of a reporting unit. If it is determined on the basis of qualitative factors that the fair value of the reporting unit is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The Company adopted this guidance in the first quarter of fiscal year 2013.

Comprehensive Income

In June 2011, and subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the Condensed Consolidated Statements of Operations.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Disclosures about Offsetting Assets and Liabilities

In December 2011, the FASB issued new accounting guidance related to disclosures on offsetting assets and liabilities on the balance sheet. This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This accounting guidance is required to be applied retrospectively and is effective for the Company beginning in the first quarter of fiscal year 2014. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014 with early adoption permitted under certain circumstances. The Company will adopt this accounting guidance in the first quarter of fiscal year 2014 and does not expect it to have a material impact on the Company’s consolidated financial statements.

2.                                      DISCONTINUED OPERATIONS:

Hair Restoration Centers

On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services, for cash of $163.5 million to Aderans, Co., Ltd. The definitive agreement includes a working capital adjustment provision that could impact the final sale price.  The sale includes the Company’s 50.0 percent interest in Hair Club for Men, Ltd. accounted for by the Company under the equity method. The transaction is expected to close during fiscal year 2013. The Company is currently anticipating recognizing a gain upon closing of the deal.

As of September 30, 2012, the Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.  The assets and liabilities of this business to be sold met the criteria to be classified as held for sale and have been aggregated and reported as current assets held for sale, long-term assets held for sale, current liabilities related to assets held for sale and long-term liabilities related to assets held for sale in the Condensed Consolidated Balance Sheet for all periods presented. The classification was based on the Company entering into the agreement to sell Hair Club, the centers being available for sale in present condition, and the sale being probable as of September 30, 2012. The operations and cash flows of Hair Club will be eliminated from ongoing operations of the Company, which was previously recorded as the Hair Restoration reporting segment. There will be no significant continuing involvement by the Company in the operations of Hair Club after disposal.

The following summarizes the assets and liabilities of our Hair Club operations at September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Current assets held for sale
Receivables, net	$2,563	$2,624
Inventories	6,564	6,165
Deferred income taxes	3,229	2,892
Other current assets	4,846	5,319
Total current assets held for sale	17,202	17,000

Property and equipment, net	18,559	17,261
Goodwill	74,374	74,376
Other intangibles, net	78,119	78,395
Investment in affiliates	5,152	5,189
Total long-term assets held for sale	176,204	175,221

Total assets held for sale	$193,406	$192,221

Current liabilities related to assets held for sale
Accounts payable	$1,806	$2,564
Accrued expenses	14,153	15,556
Total current liabilities related to assets held for sale	15,959	18,120

Other non-current liabilities related to assets held for sale	28,063	28,007

Total liabilities related to assets held for sale	$44,022	$46,127

The following summarizes the results of operations of our discontinued hair restoration service operations for the periods presented:

	For the Periods Ended September 30,
	Three Months
	2012	2011
	(Dollars in thousands)
Revenues	$38,951	$37,403
Income from discontinued operations, before income taxes	5,872	4,067
Income tax provision on discontinued operations	(2,299)	(1,514)
Equity in income of affiliated companies, net of tax	204	162
Income from discontinued operations, net of income taxes	3,777	2,715

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance.  Depreciation and amortization were ceased during the three months ended September 30, 2012 in accordance with accounting for discontinued operations.

Trade Secret

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation.  The carrying value of the note receivable with the purchaser of Trade Secret was fully reserved as of June 30, 2011.

The purchaser of Trade Secret emerged from bankruptcy in March 2012 and in conjunction, the Company entered into a credit and security agreement in which the principal balance of the note receivable was reduced from $35.7 to $18.0 million. Payments of $0.5 million are due quarterly beginning on May 31, 2012. Upon receipt of the quarterly payments through February 2019 the remaining principal and unpaid interest will be forgiven. The purchaser of Trade Secret partially satisfied the principal payment during the first fiscal quarter of 2013 by providing the Company with $0.3 million of saleable inventory. The Company recorded the recovery of bad debt expense upon receipt of the inventory during the three months ended September 30, 2012. The carrying value of the note receivable continues to be fully reserved at September 30, 2012.

Effective in the second quarter of fiscal year 2010, the Company has an agreement in which the Company provides warehouse services to the purchaser of Trade Secret. Under the warehouse services agreement, the Company recognized $0.2 and $0.5 million of other income related to warehouse services during the three months ended September 30, 2012 and 2011, respectively. The carrying value of the receivable related to warehouse services was $0.2 and $0.1 million as of September 30, 2012 and 2011, respectively.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not Trade Secret was a VIE, and if so, whether the Company was the primary beneficiary of Trade Secret. The Company concluded that Trade Secret is a VIE based on the fact that the equity investment at risk in Trade Secret is insufficient. The Company determined that the purchaser of Trade Secret has met the power criterion due to the purchaser of Trade Secret having the authority to direct the activities that most significantly impact Trade Secret’s economic performance. The Company concluded based on the consideration above that the primary beneficiary of Trade Secret is the purchaser of Trade Secret. The exposure to loss related to the Company’s involvement with Trade Secret is the guarantee of approximately 20 operating leases. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

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

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2012	2011
	(Shares in thousands)
Weighted average shares for basic earnings per share	57,283	56,849
Effect of dilutive securities:
Dilutive effect of stock-based compensation	67	249
Dilutive effect of convertible debt	11,239	—
Weighted average shares for diluted earnings per share	68,589	57,098

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Three Months Ended September 30,
	2012	2011
	(Shares in thousands)
Basic earnings per share:
RSAs (1)	501	858
RSUs (1)	173	215
	674	1,073

Diluted earnings per share:
Stock options (2)	585	826
SARs (2)	444	1,030
RSAs (2)	—	767
Shares issuable upon conversion of debt (3)	—	11,184
	1,029	13,807

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

The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	For the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Net income from continuing operations available to common shareholders	$24,761	$5,622
Effect of dilutive securities:
Interest on convertible debt, net of taxes	2,130	—
Net income from continuing operations for diluted earnings per share	$26,891	$5,622

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2012 was due to the following:

(Dollars in thousands)
Balance, June 30, 2012	$346,943
Stock-based compensation	1,818
Vested stock option and stock appreciation right expirations	(1,126)
Taxes related to restricted stock	(105)
Net tax loss from stock-based compensation plans	(165)
Proceeds from exercise of stock options and stock appreciation rights	45
Other	(2)
Balance, September 30, 2012	$347,408

Accumulated Other Comprehensive Income:

The Company completed the sale of its investment in Provalliance during the three months ended September 30, 2012 and subsequently liquidated all foreign entities with Euro denominated operations.  Amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $33.6 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated cash repatriation with the Company’s European operations.

4.                                     FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following tables sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at September 30, 2012 and June 30, 2012, according to the valuation techniques the Company used to determine their fair values.

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	September 30, 2012	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Noncurrent assets
Equity call option-Roosters	$117	$—	$—	$117
LIABILITIES
Non-current liabilities
Equity put option — Roosters	$161	$—	$—	$161

	Fair Value at	Fair Value Measurements Using Inputs Considered as
	June 30, 2012	Level 1	Level 2	Level 3
	(Dollars in thousands)
ASSETS
Current assets
Derivative instruments	$145	$—	$145	$—
Noncurrent assets
Equity call option-Roosters	117	—	—	117
LIABILITIES
Non-current liabilities
Equity put option-Provalliance	$633	$—	$—	$633
Equity put option-Roosters	161	—	—	161

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months ended September 30, 2012 and 2011 in our Level 3 financial instruments that are measured at fair value on a recurring basis.

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2012	$117	$161	$633
Total realized and unrealized losses:
Included in equity income of affiliated companies	—	—	(633)
Balance at September 30, 2012	$117	$161	$—

	Changes in Financial Instruments Measured at Level 3 Fair Value Classified as
	Roosters Equity Call Option	Roosters Equity Put Option	Provalliance Equity Put Option
	(Dollars in thousands)
Balance at July 1, 2011	$—	$—	$22,700
Total realized and unrealized losses:
Included in other comprehensive loss	—	—	(1,576)
Issuances	—	161	—
Purchases	117	—	—
Balance at September 30, 2011	$117	$161	$21,124

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments.  The Company’s derivative instrument assets and liabilities historically have consisted of cash flow hedges represented by forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date that are reviewed by the Company. See Note 7 to the Consolidated Financial Statements.

Equity put option—Provalliance.  The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. See Note 6 to the Consolidated Financial Statements for discussion of the share purchase agreement. On September 27, 2012 the share purchase agreement closed in which the Company sold its 46.7 percent equity interest in Provolliance. The fair value of the Provalliance Equity Put decreased to zero during the three months ended September 30, 2012 as it automatically terminated upon closing of the share purchase agreement.

Equity put and call options—Roosters.  The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 6 to the Consolidated Financial Statements. The

Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. The sensitivity of the underlying assumptions to the Roosters Equity Put and Roosters Equity Call is not material to the consolidated financial statements. At September 30, 2012, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

Financial Instruments.  In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of September 30, 2012 and 2011. At September 30, 2012, the estimated fair values and carrying amounts of debt were $298.5 and $280.1 million, respectively. At September 30, 2011, the estimated fair values and carrying amounts of debt were $330.0 and $304.0 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments (Level 2).

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

See Note 6 to the Consolidated Financial Statements for discussion of the €80 million share purchase agreement related to Provalliance. Other than the Company’s investment in Provalliance, there were no assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 and 2011.

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of and for the three months ended September 30, 2012 and June 30, 2012:

	Salons
	North America	International	Consolidated
	(Dollars in thousands)
Gross goodwill at June 30, 2012	$717,466	$41,661	$759,127
Accumulated impairment losses	(255,187)	(41,661)	(296,848)
Net goodwill at June 30, 2012	462,279	—	462,279
Goodwill acquired	—	—	—
Translation rate adjustments	1,638	—	1,638
Gross goodwill at September 30, 2012	719,104	41,661	760,765
Accumulated impairment losses	(255,187)	(41,661)	(296,848)
Net goodwill at September 30, 2012	$463,917	$—	$463,917

The table below presents other intangible assets as of September 30, 2012 and June 30, 2012:

	September 30, 2012			June 30, 2012
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,710	$(3,108)	$6,602	$9,494	$(2,960)	$6,534
Franchise agreements	11,646	(6,748)	4,898	11,398	(6,494)	4,904
Lease intangibles	14,844	(6,069)	8,775	14,796	(5,862)	8,934
Non-compete agreements	213	(130)	83	207	(117)	90
Other	4,695	(1,678)	3,017	4,533	(1,600)	2,933
	$41,108	$(17,733)	$23,375	$40,428	$(17,033)	$23,395

(1)     Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

All intangible assets have been assigned an estimated finite useful life and are amortized over the number of years that approximate their respective useful lives (ranging from one to 40 years). The cost of intangible assets is amortized to earnings in proportion to the amount of economic benefits obtained by the Company in that reporting period. The weighted average amortization periods, in aggregate and by major intangible asset class, are as follows:

	Weighted Average Amortization Period
	September 30, 2012	June 30, 2012
	(In years)
Amortized intangible assets:
Brand assets and trade names	33	33
Franchise agreements	19	19
Lease intangibles	20	20
Non-compete agreements	6	6
Other	21	21
Weighted average amortization period	23	23

Total amortization expense related to the amortizable intangible assets was $0.7 and $0.5 million during the three months ended September 30, 2012 and 2011, respectively. As of September 30, 2012, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2013 (Remainder: nine-month period)	$1,333
2014	1,946
2015	1,923
2016	1,891
2017	1,889

6.                                    ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

The Company did not make any acquisitions during the three months ended September 30, 2012. During the three months ended September 30, 2011, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

Based upon purchase price allocations, the components of the aggregate purchase prices of the acquisitions made during the three months ended September 30, 2011 and the allocation of the purchase prices were as follows:

For the Three Months Ended September 30,
Allocation of Purchase Prices	2011
(Dollars in thousands)
Components of aggregate purchase prices:
Cash (net of cash acquired)	$2,077

Allocation of the purchase price:
Current assets	$304
Property and equipment	145
Goodwill	4,337
Identifiable intangible assets	572
Accounts payable and accrued expenses	(1,068)
Other noncurrent liabilities	(1,313)
Noncontrolling interest	(900)
$2,077

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

Residual goodwill further represents the Company’s opportunity to strategically combine the acquired business with the Company’s existing structure to serve a greater number of guests through its expansion strategies. In the acquisitions of international salons, the residual goodwill primarily represents the growth prospects that are not captured as part of acquired tangible or identified intangible assets. Generally, the goodwill recognized in the North American salon transactions is expected to be fully deductible for tax purposes and the goodwill recognized in the international salon transactions is not deductible for tax purposes.

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

On July 1, 2011, the Company acquired 31 franchise salon locations through its acquisition of a 60.0 percent ownership interest in Roosters for $2.3 million. The purchase agreement contains a right, Roosters Equity Put, to require the Company to purchase additional ownership interest in Roosters between specified dates in 2012 to 2015, and an option, Roosters Equity Call, whereby the Company can acquire additional ownership interest in Roosters beginning in 2015. The acquisition price is determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Roosters for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value. The initial estimated fair values as of July 1, 2011 of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively. Any changes in the estimated fair value of the Roosters Equity Put and Roosters Equity Call are recorded in the Company’s Condensed Consolidated Statement of Operations. During the three months ended September 30, 2012 there were no changes in the estimated fair value of the Roosters Equity Put and Roosters Equity Call.

The Company utilized the consolidation of variable interest entities guidance to determine whether or not its investment in Roosters was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that Roosters is a VIE based on the fact that the holders of the equity investment at risk, as a group, lack the obligation to absorb the expected losses of the entity. The Roosters Equity Put is based on a formula that may or may not be at market when exercised, therefore, it could prevent the minority interest owners from absorbing its share of expected losses by transferring such obligation to the Company. Under certain circumstances, including a decline in the fair value of Roosters, the Roosters

Equity Put could be exercised and the minority interest owners could be protected from absorbing the downside of the equity interest. As the Roosters Equity Put absorbs a large amount of variability, this characteristic results in Roosters being a VIE.

Regis determined that the Company has met the power criterion due to the Company having the authority to direct the activities that most significantly impact Roosters’ economic performance. The Company concluded based on the considerations above that it is the primary beneficiary of Roosters and therefore the financial positions, results of operations, and cash flows of Roosters are consolidated in the Company’s financial statements from the acquisition date. Total assets, total liabilities and total shareholders’ equity of Roosters as of September 30, 2012 were $5.8, $2.0 and $3.8 million, respectively. Net loss attributable to the noncontrolling interest in Roosters was less than $0.1 million for the three months ended September 30, 2012 and was recorded in interest income and other, net within the Condensed Consolidated Statement of Operations. Shareholders’ equity attributable to the noncontrolling interest in Roosters was $1.6 million as of September 30, 2012 and was recorded in retained earnings within the Condensed Consolidated Balance Sheet.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of September 30, 2012 and June 30, 2012:

	September 30, 2012	June 30, 2012
	(Dollars in thousands)
Empire Education Group, Inc.	$59,631	$59,683
Provalliance	—	101,304
MY Style	279	—
	$59,910	$160,987

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

At September 30, 2012 and 2011, the Company had a $0.8 and $21.4 million outstanding loan receivable with EEG, respectively. The Company has also provided EEG with a $15.0 million revolving credit facility, against which there were no outstanding borrowings as of September 30, 2012 and 2011. During the three months ended September 30, 2012 and 2011, the Company recorded less than $0.1 and $0.1 million, respectively, of interest income related to the loan and revolving credit facility. The Company has also guaranteed a credit facility of EEG that expires on December 31, 2012 with a maximum exposure of $9 million. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment, the outstanding loan and the guarantee of the credit facility.

Due to economic and other factors, the Company may be required to record impairment charges related to our investment in EEG and such impairments could be material to our consolidated balance sheet and results of operations. Subsequent to June 30, 2012, the market values of for profit educational entities has continued to decline. Since market values are part of how the Company assesses the fair value of EEG, if market conditions do not improve, this increases the likelihood the Company would need to record an impairment on our investment in EEG during fiscal year 2013. In addition, EEG may be required to record impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. As the substantive voting control relates to the voting rights of the Board of Directors, the Company granted the other shareholder a proxy to vote such number of the Company’s shares such that the other shareholder would have voting control of 51.0 percent of the common stock of EEG. The Company accounts for EEG as an equity investment under the voting interest model. During three months ended September 30, 2012 and 2011, the Company recorded less than $0.1 and $1.0 million of equity loss and earnings, respectively, related to its investment in EEG.

Provalliance

On April 9, 2012, the Company entered into the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction closed on September 27, 2012. During the three months ended September 30, 2012 the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon closing of the share purchase agreement. Due to the sale of the Company’s investment in Provalliance, the Company has liquidated its foreign entities with Euro denominated operations.  During the three months ended September 30, 2012, the Company recognized $24.0 million from accumulated other comprehensive income into earnings, primarily cumulative translation adjustment as a result of the liquidated Euro denominated operations.

MY Style

In April 2007, the Company purchased exchangeable notes issued by Yamano Holding Corporation (Exchangeable Note) and a loan obligation of a Yamano Holdings subsidiary, MY Style, formally known as Beauty Plaza Co. Ltd., (MY Style Note) for an aggregate amount of $11.3 million (1.3 billion Yen as of April 2007). The Exchangeable Note contained an option that the Company exercised during the three months ended September 30, 2012 by exchanging a portion (21,700,000 Yen or $0.3 million) of the Exchangeable Note for 27.1 percent of the 800 outstanding shares of common stock of MY Style. The Company accounts for the 27.1 percent ownership interest in MY Style as a cost method investment. The Company has no influence over the operating and financial policies of MY Style as the Company does not have representation on MY Style’s board of directors and is a minority shareholder with no voting influence compared to Yamano Holding Corporation’s super-majority voting interest.

MY Style Note.  As of September 30, 2012, the principal amount outstanding under the MY Style Note is $0.7 million (52,164,000 Yen). Principal payments of 52,164,000 Yen along with accrued interest are due annually on May 31 through May 31, 2013. The Company reviews the outstanding note with MY Style for changes in circumstances or the occurrence of events that suggest the Company’s note may not be recoverable. The $0.7 million outstanding note with MY Style as of September 30, 2012 is in good standing with no associated valuation allowance. The Company has determined the future cash flows of MY Style support the ability to make payments on the outstanding note. The MY Style Note accrues interest at 3.0 percent. The Company recorded less than $0.1 million in interest income related to the MY Style Note during the three months ended September 30, 2012 and 2011.

All foreign currency transaction gains and losses on the MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction gain was less than $0.1 and $0.5 million during the three months ended September 30, 2012 and 2011, respectively. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding note and investment in MY Style.

7.                                    DERIVATIVE FINANCIAL INSTRUMENTS:

As of September 30, 2012 the Company did not have any derivative instruments.

Cash Flow Hedges

The Company previously used forward foreign currency contracts to manage foreign currency rate fluctuations associated with certain forecasted intercompany transactions. The Company’s primary forward foreign currency contracts hedged approximately $0.6 million of monthly payments in Canadian dollars for intercompany transactions. The Company’s forward foreign currency contracts hedged transactions through September 2012. During the three months ended September 30, 2011 the Company recognized a $0.4 million gain on the forward foreign currency contracts designated as cash flow hedges in other comprehensive income.

These cash flow hedges were effective as cash flow hedges. They were recorded at fair value within other noncurrent liabilities or other current assets in the Condensed Consolidated Balance Sheet, with corresponding offsets primarily recorded in other comprehensive income (loss), net of tax.

Freestanding Derivative Forward Contracts

The Company previously used freestanding derivative forward contracts to offset the Company’s exposure to the change in fair value of certain foreign currency denominated investments and intercompany assets and liabilities. These derivatives were not designated as hedges and therefore, changes in the fair value of these forward contracts are recognized currently in earnings, thereby offsetting the current earnings effect of the related foreign currency denominated assets and liabilities.

As of June 30, 2012, the Company had less than $0.1 and $0.1 million in forward foreign currency contracts, designed as a cash flow hedge and a freestanding derivative contract, respectively, recorded within other current assets on the Consolidated Balance Sheet.

There were no reclassifications from accumulated other comprehensive income into current earnings during the three months ended September 30, 2012 and 2011.

During the three months ended September 30, 2012 and 2011, the Company recognized less than $0.1 and ($0.4) million within interest income and other, net associated with the freestanding forward foreign currency contracts.

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

9.            FINANCING ARRANGEMENTS:

The Company’s long-term debt as of September 30, 2012 and June 30, 2012 consisted of the following:

		Interest rate percentage		Amounts outstanding
	Maturity Dates	September 30, 2012	June 30, 2012	September 30, 2012	June 30, 2012
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013 - 2018	6.69 - 8.50%	6.69 - 8.50%	$104,286	$111,429
Convertible senior notes	2015	5.00	5.00	162,422	161,134
Revolving credit facility	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	13,219	14,780
Other notes payable	2013	8.00	5.75 - 8.00	134	331
				280,061	287,674
Less current portion				(28,883)	(28,937)
Long-term portion				$251,178	$258,737

The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios, as well as minimum net worth levels. The Company was in compliance with all covenants and other requirements of our financing arrangements as of September 30, 2012. The Company obtained a waiver in connection with the agreement to sell Hair Club.

The table below contains details related to the Company’s debt for the three months ending September 30, 2012 and 2011:

	For the Three Months Ended September 30,
Total Debt	2012	2011
	(Dollars in Thousands)
Balance at June 30,	$287,674	$313,411
Repayment of long-term debt and capital lease obligations	(8,905)	(9,669)
Amortized debt discount	1,288	1,183
Other	4	(910)
Balance at September 30,	$280,061	$304,015

Private Shelf Agreement

At September 30, 2012 and June 30, 2012, the Company had $104.3 and $111.4 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company’s long-term debt at September 30, 2012 and June 30, 2012. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. Upon the July 2009 issuance the notes were convertible subject to certain conditions further described below at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of September 30, 2012, the conversion rate was 65.2163 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.33 per share of the Company’s common stock).

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

The following table provides the principal and unamortized debt discount of the convertible senior notes:

	September 30,
Convertible Senior Notes Due 2014	2012	2011
	(Dollars in Thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(10,078)	(15,069)
Net carrying amount of convertible debt	$162,422	$157,431

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Three Months Ended September 30,
Convertible Senior Notes Due 2014	2012	2011
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$2,156	$2,156
Interest cost related to amortization of the discount	1,288	1,183
Total interest cost	$3,444	$3,339

Revolving Credit Facility

As of September 30, 2012 and June 30, 2012, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $51.0 and $26.1 million at September 30, 2012 and June 30, 2012, respectively, primarily related to its self-insurance program. Unused available credit under the facility at September 30, 2012 and June 30, 2012 was $349.0 and $373.9 million, respectively.

10.                             INCOME TAXES:

The determination of the annual effective income tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year.  In addition, as a global enterprise, the Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, as well as other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

During the three months ended September 30, 2012 and 2011, the Company recognized tax expense of $3.0 and $1.2 million, respectively, with corresponding effective tax rates of 11.0% and 40.8% percent. The effective income tax rate for the three months ended September 30, 2012 is significantly lower than the effective income tax rate for the three months ended September 30, 2011 due to the $24.0 million net gain reclassified from accumulated other comprehensive income that is primarily non-taxable. This resulted in the Company recording less tax expense on pre-tax income than would normally be expected.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three months ended September 30, 2012.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months. However, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and Luxembourg as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2009 and after remain open for federal tax audit. The Company’s United States federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2008. However, the Company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2006 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

11.                               SEGMENT INFORMATION:

As of September 30, 2012, the Company owned, franchised, or held ownership interests in approximately 10,000 worldwide locations. The Company’s locations consisted of 9,311 North American salons (located in the United States, Canada and Puerto Rico), 392 international salons (located primarily in the United Kingdom), and approximately 242 locations in which the Company maintains an ownership interest.

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

Based on the way the Company manages its business, it has reported its North American salons and international salons as two separate reportable segments.

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended September 30, 2012(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$369,680	$23,736	$—	$393,416
Product	94,542	7,742	—	102,284
Royalties and fees	9,660	—	—	9,660
	473,882	31,478	—	505,360
Operating expenses:
Cost of service	220,231	12,297	—	232,528
Cost of product	49,076	4,056	—	53,132
Site operating expenses	49,596	2,751	—	52,347
General and administrative	31,691	2,518	21,663	55,872
Rent	72,722	8,402	375	81,499
Depreciation and amortization	16,588	1,032	3,089	20,709
Total operating expenses	439,904	31,056	25,127	496,087

Operating income (loss)	33,978	422	(25,127)	9,273

Other income (expense):
Interest expense	—	—	(6,829)	(6,829)
Interest income and other, net	—	—	24,726	24,726
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$33,978	$422	$(7,230)	$27,170

(1)         As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Hair Restoration Centers as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements.

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

	For the Three Months Ended September 30, 2011(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$390,164	$24,853	$—	$415,017
Product	98,137	8,636	—	106,773
Royalties and fees	9,556	—	—	9,556
	497,857	33,489		531,346
Operating expenses:
Cost of service	222,975	12,690	—	235,665
Cost of product	48,444	4,579	—	53,023
Site operating expenses	51,852	2,959	—	54,811
General and administrative	32,645	2,641	30,584	65,870
Rent	73,380	8,764	32	82,176
Depreciation and amortization	18,541	1,306	10,950	30,797
Total operating expenses	447,837	32,939	41,566	522,342

Operating income (loss)	50,020	550	(41,566)	9,004

Other income (expense):
Interest expense	—	—	(7,360)	(7,360)
Interest income and other, net	—	—	1,317	1,317
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies	$50,020	$550	$(47,609)	$2,961

(1)         As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Hair Restoration Centers as a discontinued operation. See further discussion at Note 2 in these Notes to the Condensed Consolidated Financial Statements

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of September 30, 2012, the related condensed consolidated statements of operations and of comprehensive income (loss) and the condensed consolidated statement of cash flows for the three month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2012, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheets of June 30, 2012, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns or franchises beauty salons and hair restoration centers. As of September 30, 2012, we owned, franchised or held ownership interests in approximately 10,000 worldwide locations. Our locations consisted of 9,703 system wide North American and international salons, and 242 locations in which we maintain a non-controlling ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,311 salons, including 2,023 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 392 salons located in Europe, primarily in the United Kingdom. As of September 30, 2012, we had approximately 54,000 corporate employees worldwide.

Our fiscal year 2013 strategy is focused on improving the guest experience. We plan to execute our strategy by putting guests and stylists first, leveraging the power of our salon brands, focusing on technology and connectivity, and reviewing our non-core assets. Initiatives include:

•                  Putting guests and stylists first by improving both the experience for the person in the chair and behind the chair. The Company continues to work on attracting, developing and retaining the best stylists through orientation programs, training and development, rewards and recognition through a performance driven culture.

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

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and guest traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart Supercenters. We believe that the availability of real estate will augment our ability to achieve the aforementioned strategic objectives.

Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Older, unprofitable salons will be closed or relocated. Although we have generally been experiencing negative same-store sales, we believe our strategy of focusing on the in-salon guest experience will improve guest counts and same-store sales.

Historically, our salon acquisitions have varied in size from as small as one salon to over one thousand salons. The median acquisition size is approximately ten salons. From fiscal year 1994 through September 30, 2012, we acquired 8,052 salons, net of franchise buybacks.

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

On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club) for $163.5 million. The transaction is expected to close during fiscal year 2013.

See Note 2 to the Condensed Consolidated Financial Statements as the results of operations for Hair Club are accounted for as a discontinued operation for all periods presented.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2012 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2012 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2012.

Goodwill:

As of the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded carrying value by greater than 20.0 percent at June 30, 2012. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in fiscal year 2013; however, until this reporting unit is sold it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and September 30, 2012.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012

•                  Hair Restoration Centers was classified as held for sale and reported as a discontinued operation.

•                  Revenues decreased 4.9 percent to $505.4 million driven by the consolidated same-store sales decrease of 3.1 percent and the closure of 439 salons during the twelve months ended September 30, 2012. The same-store sales decrease was caused by a decline in guest visitations and average ticket price.

•                  We did not acquire any corporate salon locations. We built 57 corporate locations and closed, converted or relocated 99 locations. Our franchisees constructed 31 locations and closed, converted or relocated 24 locations. As of September 30, 2012, we had 7,680 company-owned salon locations and 2,023 franchise salon locations.

•                  The Company completed the sale of its investment in Provalliance for €80 million.

•                  The Company recognized a $24.0 million net gain reclassified from accumulated other comprehensive income, primarily cumulative translation adjustment, as all foreign entities with Euro denominated operations have been liquidated.

RESULTS OF OPERATIONS

As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation.  All comparable periods will reflect Hair Restoration Centers as a discontinued operation.  The following discussion of results of operations will reflect results from continuing operations.  Discontinued operations will be discussed at the end of this section.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2012	2011
Service	77.9%	78.1%
Product	20.2	20.1
Royalties and fees	1.9	1.8

Operating expenses:
Cost of service (1)	59.1	56.8
Cost of product (2)	51.9	49.7
Site operating expenses	10.4	10.3
General and administrative	11.1	12.4
Rent	16.1	15.5
Depreciation and amortization	4.1	5.8

Operating income	1.8	1.7

Income before income taxes and equity in income of affiliated companies	5.4	0.6
Income from continuing operations	4.9	1.1
Income from discontinued operations, net of taxes	0.7	0.5
Net income	5.6	1.6

(1) Computed as a percent of service revenues and excludes depreciation expense.

(2) Computed as a percent of product revenues and excludes depreciation expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 4.9 percent to $505.4 million during the three months ended September 30, 2012. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
North American salons:
Regis	$96,867	$104,866
MasterCuts	37,931	40,459
SmartStyle	122,998	128,484
Supercuts	87,068	83,603
Promenade	129,018	140,445
Total North American salons	473,882	497,857
International salons	31,478	33,489
Consolidated revenues	$505,360	$531,346
Percent change from prior year	(4.9)%	(2.0)%

Same-store sales by concept as of the three months ended September 30, 2012 and 2011, respectively, are detailed in the table below:

	For the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Regis	(3.8)%	(3.5)%
MasterCuts	(4.2)	(3.7)
SmartStyle	(4.2)	(3.8)
Supercuts	1.2	(0.5)
Promenade	(3.2)	(3.0)
North America same-store sales	(3.0)	(3.0)
International same-store sales	(5.1)	(9.4)
Consolidated same-store sales	(3.1)%	(3.4)%

The percent changes in consolidated revenues during the three months ended September 30, 2012 and 2011, respectively, were driven by the following:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2012	2011
Same-store sales	(3.1)%	(3.4)%
Acquisitions	0.1	1.3
New stores and conversions	1.5	0.9
Foreign currency	(0.2)	0.8
Franchise revenues	—	—
Closed salons	(3.1)	(1.7)
Other	(0.1)	0.1
	(4.9)%	(2.0)%

The same-store sales decrease of 3.1 percent during the three months ended September 30, 2012 was due to a decrease in same-store guest visits and marginal declines in average ticket. We acquired 7 salons (including 6 franchise salon buybacks) during the twelve months ended September 30, 2012. The Company constructed and closed 219 and 439 salons (including 63 franchise salons), respectively during the twelve months ended September 30, 2012. During the three months ended September 30, 2012 the foreign currency impact was driven by the strengthening of the United States dollar against the Canadian dollar, British Pound and Euro as compared to the exchange rates for the comparable prior period.

The same-store sales decrease of 3.4 percent during the three months ended September 30, 2011 was due to a decrease in same-store guest visits and marginal declines in average ticket. We acquired 85 salons (including 83 franchise salon buybacks) during the twelve months ended September 30, 2011. The Company constructed 153 company-owned salons during the twelve months ended September 30, 2011. We closed 286 salons (including 49 franchise salons) during the twelve months ended September 30, 2011. During the three months ended September 30, 2011 the foreign currency impact was driven by the weakening of the United States dollar against the Canadian dollar, British Pound, and Euro, as compared to the exchange rates for the comparable prior period.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons. Total service revenues for the three months ended September 30, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$393,416	$(21,601)	(5.2)%
2011	415,017	(7,667)	(1.8)

The decrease in service revenues during the three months ended September 30, 2012 was due to same-store service sales decreasing 3.0 percent, which was primarily the result of a decline in same-store guest visits. In addition, service revenues decreased due to the closure of 376 company-owned salons during the twelve months ended September 30, 2012. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months.

The decrease in service revenues during the three months ended September 30, 2011 was due to same-store service sales decreasing 3.2 percent, which was primarily the result of a decline in same-store guest visits. In addition, average ticket decreased slightly due to a multi-brand haircut sale during the back-to-school season. Service revenues also decreased due to the closure of 237 company-owned salons during the twelve months ended September 30, 2012. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

Product Revenues.  Product revenues are primarily sales at company-owned salons and sales of product and equipment to franchisees. Total product revenues for the three months ended September 30, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$102,284	$(4,489)	(4.2)%
2011	106,773	(3,042)	(2.8)

The decrease in product revenues during the three months ended September 30, 2012 was due to same-store product sales decreasing 3.2 percent and the closure of 376 company-owned salons during the twelve months ended September 30, 2012. The decrease in product revenues was partially offset by growth due to new and acquired salons during the previous twelve months.

The decrease in product revenues during the three months ended September 30, 2011 was due to same-store product sales decreasing 4.3 percent and the closure of 237 company-owned salons during the twelve months ended September 30, 2011. Product sales were unfavorably impacted in the first half of the quarter as two vendor lines were repackaged. The decrease in product revenues was partially offset by growth due to new and acquired salons during the previous twelve months, and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three months ended September 30, 2012 and 2011 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended September 30,	Revenues	Dollar	Percentage
	(Dollars in thousands)
2012	$9,660	$104	1.1%
2011	9,556	64	0.7

Total franchise locations open at September 30, 2012 were 2,023, as compared to 1,983, at September 30, 2011. The increase in royalties and fees was primarily due to franchise positive same-store sales and the increase in locations during the twelve months ended September 30, 2012.

Total franchise locations open at September 30, 2011 were 1,983, as compared to 2,017, at September 30, 2010. We purchased 83 of our franchise salons during the twelve months ended September 30, 2011. During the three months ended September 30, 2011, we purchased a franchise network, consisting of 31 franchise locations. The increase in royalties and fees was primarily due to franchise same-store sales and the weakening of the United States dollar against the Canadian dollar, partially offset by a reduction in franchise locations as of September 30, 2011 compared to September 30, 2010.

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon employees, the cost of product used in providing services and the cost of products sold to guests and franchisees. The resulting gross margin for the three months ended September 30, 2012 and 2011 was as follows:

	Gross	Margin as % of Service and	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Product Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$210,040	42.4%	$(23,062)	(9.9)%	(230)
2011	233,102	44.7	(4,543)	(1.9)	10

(1)         Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization). Service margin for the three months ended September 30, 2012 and 2011 was as follows:

	Service	Margin as % of Service	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$160,888	40.9%	$(18,464)	(10.3)%	(230)
2011	179,352	43.2	(3,456)	(1.9)	—

(1)         Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three months ended September 30, 2012 was primarily due to keeping stylists hours flat compared to the prior year for all concepts, other than Supercuts that increased hours to drive additional sales, compensating stylists on the gross sales amount during a coupon event and higher quota bonuses for stylists.

Service margin as a percent of service revenues during the three months ended September 30, 2011 was flat compared to the three months ended September 30, 2010. An increase in payroll taxes as a result of states increasing unemployment taxes and negative leverage on fixed payroll costs due to negative same-store service sales were offset by lower commissions as a result of leveraged pay plans for new stylists.

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three months ended September 30, 2012 and 2011 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$49,152	48.1%	$(4,598)	(8.6)%	(220)
2011	53,750	50.3	(1,087)	(2.0)	40

(1)         Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in product margin as a percent of product revenues during the three months ended September 30, 2012 was due to higher commissions paid to stylists in our North America segment as a result of a service and retail combined ticket commission incentive.  In addition, the decrease was due to a shift in mix to promotional items with lower margins.

The basis point improvement in product margin as a percent of product revenues during the three months ended September 30, 2011 was due to a reduction in commissions paid to new employees on retail product sales in our North American segment and improved product margins in our International segment due to the prior year comparable period including promotions of lower profit margin appliances.

Site Operating Expenses

This expense category includes direct costs incurred by our salons such as advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three months ended September 30, 2012 and 2011 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$52,347	10.4%	$(2,464)	(4.5)%	10
2011	54,811	10.3	1,967	3.7	60

(1)         Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to negative leverage from the decrease in same-store sales. Site operating expenses decreased due to a reduction in advertising expense partially offset by higher charges for salon internet connectivity.

The basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to planned increases in advertising expense related to promotional activity to increase guest trial and charges for salon internet connectivity.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise operations. G&A expenses for the three months ended September 30, 2012 and 2011 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$55,872	11.1%	$(9,998)	(15.2)%	(130)
2011	65,870	12.4	4,551	7.4	110

(1)         Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to the comparable prior period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy.  In addition, the basis point decrease was a result of lower health insurance expense and a reduction in warehousing costs due to productivity improvements.

The basis point increase in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2011 was primarily due to incremental costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three months ended September 30, 2012 and 2011, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$81,499	16.1%	$(677)	(0.8)%	60
2011	82,176	15.5	(668)	(0.8)	20

(1) Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2012 and 2011 was due to negative leverage in this fixed cost category due to negative same-stores sales, partially offset by salon closures.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three months ended September 30, 2012 and 2011 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$20,709	4.1%	$(10,088)	(32.8)%	(170)
2011	30,797	5.8	7,896	34.5	160

(1)         Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

D&A as a percent of consolidated revenues during the three months ended September 30, 2012 improved primarily due to the comparable prior period including accelerated depreciation expense resulting from an adjustment to the useful life of the Company’s internally developed point-of-sale (POS) system and a continuation of a reduction in depreciation expense from the reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009, partially offset by negative leverage from the decrease in same-store sales.

D&A as a percent of consolidated revenues during the three months ended September 30, 2011 increased primarily due to accelerated depreciation expense resulting from a June 30, 2011 adjustment to the useful life of the Company’s internally developed point-of-sale (POS) system.

Interest

Interest expense for the three months ended September 30, 2012 and 2011 was as follows:

		Expense as% of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$6,829	1.4%	$(531)	(7.2)%	—
2011	7,360	1.4	(1,558)	(17.5)	(20)

(1)         Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The reduction in interest expense as a percent of consolidated revenues during the three months ended September 30, 2012 and 2011 was primarily due to decreased debt levels as compared to the comparable prior period.

Interest Income and Other, net

Interest income and other, net for the three months ended September 30, 2012 and 2011 was as follows:

		Income as% of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$24,726	4.9%	$23,409	1777.4%	470
2011	1,317	0.2	546	70.8	10

(1)         Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to the recognition of a $24.0 million net gain of amounts previously classified within accumulated other comprehensive income.  The net gain was comprised of a $33.6 million cumulative translation rate adjustment, a cumulative tax-effected net loss of $7.9 million associated with a cross currency swap and a $1.7 million net loss associated with cash repatriation. The recognition of the net gain into earnings was the result of the Company’s liquidation of all foreign entities with Euro denominated operations.

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

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2012 and 2011 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	(Decrease) Increase
2012	11.0%	(2,980)
2011	40.8%	270

(1)         Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three months ended September 30, 2012 was due to the recognition of a $24.0 million net gain of amounts previously classified within accumulated other comprehensive income that was primarily non-taxable.

The basis point increase in our overall effective income tax rate for the three months ended September 30, 2011 was due primarily to state audit settlements having a greater impact on the quarterly tax rate for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliated companies represents the income or loss generated by our equity investment in Empire Education Group, Inc. and Provalliance. Equity in income of affiliated companies for the three months ended September 30, 2012 and 2011 was as follows:

	Equity in	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Income	Dollar	Percentage
	(Dollars in thousands)
2012	$577	$(3,293)	(85.1)%
2011	3,870	1,296	50.3

The decrease in equity in income of affiliated companies during the three months ended September 30, 2012 was primarily due to the Company’s investment in Provalliance as the Company entered into a share purchase agreement for €80 million in fiscal year 2012. In addition, the Company recorded a $0.6 million gain on the Provalliance Equity Put that automatically terminated as a result of the sale.

The increase in equity in income of affiliated companies during the three months ended September 30, 2011 was a result of an increase in the Company’s share of Provalliance’s net income over the comparable prior period due to the Company’s 16.7 percent increase in ownership in March 2011

Income from Discontinued Operations, Net of Income Taxes

Income from discontinued operations for the three months ended September 30, 2012 and 2011 was as follows:

	Income from Discontinued Operations,	Increase (Decrease) Over Prior Fiscal Year
Periods Ended September 30,	Net of Taxes	Dollar	Percentage
	(Dollars in thousands)
2012	$3,777	$1,062	39.1%
2011	2,715	(1,215)	(30.9)

During the three months ended September 30, 2012, we concluded that Hair Restoration Centers was held for sale and presented as a discontinued operation for all comparable prior periods.  Income from discontinued operations for the three months ended September 30, 2012 increased compared to the prior period as depreciation and amortization were ceased during the three months ended September 30, 2012 in accordance with accounting for discontinued operations.

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

Constant Currency Presentation

The presentation below demonstrates the effect of foreign currency exchange rate fluctuations from year to year. To present this information, current period results for entities reporting in currencies other than United States dollars are converted into United States dollars at the average exchange rates in effect during the corresponding period of the prior fiscal year, rather than the actual average exchange rates in effect during the current fiscal year. Therefore, the foreign currency impact is equal to current year results in local currencies multiplied by the change in the average foreign currency exchange rate between the current fiscal period and the corresponding period of the prior fiscal year. The impact of foreign currency exchange for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Impact on Revenues		Impact on Income Before Income Taxes
Impact of Foreign Currency Exchange Rate Fluctuations	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(Dollars in thousands)
Canadian dollar	$(481)	$2,549	$(53)	$399
British pound	(457)	1,374	2	14
Euro	(251)	183	(267)	38
Total	$(1,189)	$4,106	$(318)	$451

Results of Operations by Segment

Based on our internal management structure, we report two segments: North American salons and international salons. Significant results of operations are discussed below with respect to each of these segments.

North American Salons

North American Salon Revenues. Total North American salon revenues for the three months ended September 30, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2012	$473,882	$(23,975)	(4.8)%	(3.0)%
2011	497,857	(9,076)	(1.8)	(3.0)

The percentage decreases during the three months ended September 30, 2012 and 2011 were due to the following factors:

	For the Three Months Ended September 30,
Percentage (Decrease) Increase in Revenues	2012	2011
Same-store sales	(3.0)%	(3.0)%
Acquisitions	0.1	1.4
New stores and conversions	1.5	0.8
Foreign currency	(0.1)	0.5
Closed salons	(3.0)	(1.7)
Other	(0.3)	0.2
	(4.8)%	(1.8)%

The same-store sales decrease of 3.0 percent for the three months ended September 30, 2012 was the result of a decline in guest visitations and a decrease in average ticket due to a back-to-school coupon event. We acquired 6 North American salons during the twelve months ended September 30, 2012, which were all franchise buybacks.  The Company constructed and closed 197 and 356 company owned salons, respectively, during the twelve months ended September 30, 2012.

The same-store sales decrease of 3.0 percent for the three months ended September 30, 2011 was the result of a decline in guest visitations and a decrease in average ticket. We acquired 85 North American salons during the twelve months ended September 30, 2011, including 83 franchise buybacks. The Company constructed and closed 140 and 221 North American company owned salons during the twelve months ended September 30, 2011. The foreign currency impact during the three months ended September 30, 2011 was driven by the weakening of the United States dollar against the Canadian dollar as compared to the prior period’s exchange rate.

North American Salon Operating Income. Operating income for the North American salons for the three months ended September 30, 2012 and 2011 was as follows:

	Operating	Operating Income as % of	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$33,978	7.2%	$(16,042)	(32.1)%	(280)
2011	50,020	10.0	(6,074)	(10.8)	(110)

(1)         Represents the basis point change in North American salon operating income as a percent of North American salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2012 was primarily due to the decrease in gross margins as a result of increased salon labor costs, and negative leverage in fixed cost categories due to negative same-store sales, partially offset by a reduction in advertising expense.

The basis point decrease in North American salon operating income as a percent of North American salon revenues for the three months ended September 30, 2011 was primarily due to $1.2 million of accelerated depreciation expense recorded as a result of an adjustment at June 30, 2011 to the useful life of the Company’s internally developed point-of-sale system, a planned increase in advertising expense related to promotional activity to increase guest trial and negative leverage in fixed cost categories due to negative same-store sales.

International Salons

International Salon Revenues. Total international salon revenues for the three months ended September 30, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year		Same- Store Sales
Periods Ended September 30,	Revenues	Dollar	Percentage	Decrease
	(Dollars in thousands)
2012	$31,478	$(2,011)	(6.0)%	(5.1)%
2011	33,489	(1,569)	(4.5)	(9.4)

The percentage decreases during the three months ended September 30, 2012 and 2011 were due to the following factors:

	For the Three Months Ended September 30,
Percentage Increase (Decrease) in Revenues	2012	2011
Same-store sales	(5.1)%	(9.4)%
New stores	2.3	1.5
Foreign currency	(2.1)	4.4
Closed salons	(3.4)	(2.2)
Other	2.3	1.2
	(6.0)%	(4.5)%

Same-store sales decreased 5.1 percent as the retail environment in the United Kingdom remains challenging. The Company constructed, acquired and closed 22, 1 and 20 company-owned salons, respectively, during the twelve months ended September 30, 2012. The foreign currency impact during the three months ended September 30, 2012 was driven by the strengthening of the United States dollar against the British pound and Euro as compared to the prior period.

Same-store sales decreased 9.4 percent as the retail environment in the United Kingdom remain challenging. The Company constructed and closed 13 and 16 company-owned salons, respectively, during the twelve months ended September 30, 2011. The foreign currency impact during the three months ended September 30, 2011 was driven by the weakening of the United States dollar against the British pound and Euro as compared to the comparable prior period.

International Salon Operating Income.  Operating income for the international salons for the three months ended September 30, 2012 and 2011 was as follows:

	Operating	Operating Income as % of	Decrease Over Prior Fiscal Year
Periods Ended September 30,	Income	Total Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012	$422	1.3%	$(128)	(23.3)%	(30)
2011	550	1.6	(1,636)	(74.8)	(460)

(1)         Represents the basis point change in international salon operating income as a percent of international salon revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in international salon operating income as a percent of international salon revenues during the three months ended September 30, 2012 was primarily due to the decrease in gross margins and negative leverage on fixed payroll costs due to decreased same-store sales.

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

Unallocated Corporate

Unallocated Corporate Operating Loss.    Unallocated corporate operating expenses include salaries, stock-based compensation, professional fees, rent, depreciation and other expenses that are not allocated. Unallocated corporate operating losses were as follows:

	Operating	(Decrease) Increase Over Prior Fiscal Year
Periods Ended September 30,	Loss	Dollar	Percentage
	(Dollars in thousands)
2012	$25,127	$(16,439)	(39.5)%
2011	41,566	10,515	33.9

The decrease in unallocated corporate operating loss during the three months ended September 30, 2012 was primarily due to the comparable prior period including $7.4 million of accelerated depreciation expense as a result of an adjustment to the useful life of the Company’s internally developed point-of-sale system, incremental costs associated with the Company’s senior management restructuring and professional fees as a result of the contested proxy.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point (Decrease) Increase (1)
September 30, 2012	23.8%	(60)
June 30, 2012	24.4	110

(1)         Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end (June 30).

The decrease in the debt to capitalization ratio as of September 30, 2012 compared to June 30, 2012 was primarily due to decreased debt levels stemming from repayments during the three months ended September 30, 2012.

The basis point increase in the debt to capitalization ratio as of June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in shareholders’ equity as a result of the non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit, a $17.2 million net impairment charge associated with the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost family, and a $19.4 million impairment charge associated with our investment in EEG. Partially offsetting the impact of the decrease in shareholders’ equity was a decrease in debt levels.

Total assets at September 30, 2012 and June 30, 2012 were as follows:

	September 30,	June 30,	$ Decrease Over	% Decrease Over
	2012	2012	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,568,382	$1,571,846	$(3,464)	(0.2)%

(1)         Change as compared to prior fiscal year end (June 30).

There was no material change in total assets during the three months ended September 30, 2012 as the decreases in investment in and loans to affiliates and other current assets were primarily offset by the increase in cash.

Total shareholders’ equity at September 30, 2012 and June 30, 2012 was as follows:

	September 30,	June 30,	$ Increase Over	% Increase Over
	2012	2012	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$897,712	$889,157	$8,555	1.0%

(1)            Change as compared to prior fiscal year end (June 30).

During the three months ended September 30, 2012, equity increased as a result of net income recorded for the period excluding the impact of the $24.0 million cumulative translation adjustment that was recognized in earnings from accumulated other comprehensive income.

Cash Flows

Operating Activities

Net cash provided by operating activities was $8.5 and $13.5 million during the three months ended September 30, 2012 and 2011, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2012	2011
	(Dollars in thousands)
Net income	$28,538	$8,337
Depreciation and amortization	21,161	34,106
Equity in income of affiliated companies	(907)	(4,032)
Dividends received from affiliated companies	347	270
Deferred income taxes	7,120	(2,800)
Accumulated other comprehensive income reclassification adjustment	(23,956)	—
Receivables	(3,355)	(907)
Inventories	(13,534)	(23,612)
Income tax receivable	(57)	4,260
Other current assets	1,790	1,806
Other assets	1,408	509
Accounts payable and accrued expenses	(10,071)	3,470
Other noncurrent liabilities	(3,648)	(11,528)
Other	3,630	3,576
	$8,466	$13,455

During the three months ended September 30, 2012, cash provided by operating activities was lower than the corresponding period of the prior fiscal year as a result of the operations shortfall due to the decrease in same-store sales and gross margins.

Investing Activities

Net cash provided by (used in) investing activities during the three months ended September 30, 2012 and 2011 was the result of the following:

	For the Three Months Ended September 30,
Investing Cash Flows	2012	2011
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(6,606)	$(8,247)
Capital expenditures for the corporate office (including all technology-related expenditures)	(5,713)	(4,172)
Capital expenditures for new salon construction	(5,758)	(4,408)
Proceeds from sale of assets	21	369
Business and salon acquisitions	—	(2,077)
Proceeds from loans and investments	130,281	1,290
	$112,225	$(17,245)

Cash was provided by investing activities during the three months ended September 30, 2012 due to the receipt of $103.4 million from the sale of Provalliance, $25.6 million from EEG related to principal payments on the outstanding note receivable and revolving line of credit, and $1.3 million from Yamano Holdings Corporation related to the principal and interest payments on a note receivable.

Cash was used in investing activities during the three months ended September 30, 2011 primarily for capital expenditures and acquisitions.

The company-owned constructed and acquired locations (excluding franchise buybacks) consisted of the following number of locations in each concept:

	For the Three Months Ended September 30, 2012		For the Three Months Ended September 30, 2011
	Constructed	Acquired	Constructed	Acquired
Regis Salons	2	—	2	—
MasterCuts	3	—	4	—
SmartStyle	13	—	16	—
Supercuts	15	—	13	1
Promenade	18	—	10	—
International	6	—	2	—
	57	—	47	1

Financing Activities

Net cash used in financing activities during the three months ended September 30, 2012 and 2011 was the result of the following:

	For the Three Months Ended September 30,
Financing Cash Flows	2012	2011
	(Dollars in thousands)
Repayments of long-term debt	$(8,905)	$(9,669)
Proceeds from exercise of stock options and stock appreciation rights	45	—
Excess tax benefits from stock-based compensation plans	35	—
Dividend paid	(3,448)	(3,494)
	$(12,273)	$(13,163)

During the three months ended September 30, 2012 and 2011, cash was used in financing activities for repayments on long-term debt and dividends.

Acquisitions

There were no acquisitions during the three months ended September 30, 2012. Acquisitions during the three months ended September 30, 2011 consisted of six franchise buybacks and 1 acquired corporate salon. On July 1, 2011, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters), consisting of 31 franchise salons.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations, and continue to enter into transactions to acquire established hair care salons and businesses. In connection with the sale of Trade Secret, the Company maintains a guarantee of approximately 20 salons operated by the purchaser of Trade Secret. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility are our most significant sources of liquidity.  We believe our sources of liquidity will be sufficient to sustain operations and to finance anticipated growth opportunities and strategic initiatives for at least the next twelve months.  We also anticipate access to long-term financing. However, in the event our liquidity is insufficient and we are not able to access long-term financing, we may be required to limit our growth opportunities.  There can be no assurance that we will continue to generate cash flows at or above current levels.

As of September 30, 2012, cash and cash equivalents were $34.7, $43.9 and $143.9 million within the United States, Canada, and Europe, respectively. In October 2012, $120.7 million of cash was returned to the U.S. through the repayment of intercompany notes.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016.  As of September 30, 2012, the Company had no outstanding borrowings under the facility.  Additionally, the Company had outstanding standby letters of credit under the facility of $51.0 million at September 30, 2012, primarily related to its self insurance program. Unused available credit under the facility at September 30, 2012 was $349.0 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including minimum net worth and other covenants and requirements.  At September 30, 2012, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

See Note 9 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for additional information regarding our financing arrangements.

Dividends

We paid dividends of $0.06 per share during the three months ended September 30, 2012 and 2011. On October 25, 2012, our Board of Directors declared a $0.06 per share quarterly dividend payable November 22, 2012 to shareholders of record on November 8, 2012.

Share Repurchase Program

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2012. As of September 30, 2012, $73.5 million remains to be spent on share repurchases under this program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of management and organizational changes; competition within the personal hair care industry, which remains strong, both domestically and internationally; price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends; the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; labor and benefit costs; legal claims; risk inherent to international development (including currency fluctuations); the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; the impact on the Company of healthcare reform legislation; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to successfully identify, acquire and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; or other factors not listed above. The ability of the Company to meet its expected revenue target is dependent on salon acquisitions, new salon construction and same-store sales performance, all of which are affected by many of the aforementioned risks. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable debt is available through the Company’s revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company’s short and long-term borrowing needs. The Company had outstanding fixed rate debt balances of $280.1 and $287.7 million at September 30, 2012 and June 30, 2012, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2012 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk and hedging activities during the three months ended September 30, 2012.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended September 30, 2012. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective.

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

Changes to the United States, Canadian, United Kingdom, and other economies have an impact on our business. General economic factors that are beyond our control, such as interest rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.

If we continue to have negative same-store sales our business and results of operations may be affected.

Our success depends, in part, upon our ability to improve sales, as well as both gross margins and operating margins. Comparable same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, fashion trends, competition, current economic conditions, changes in our product assortment, the success of marketing programs and weather conditions. These factors may cause our comparable same-store sales results to differ materially from prior periods and from our expectations. Our comparable same-store sales results for the three months ended September 30, 2012 declined 3.1 percent. During fiscal year 2012, we impaired $67.7 and $78.4 million of goodwill associated with our Regis salon concept and Hair Restoration Centers reporting units, respectively. We impaired $74.1 million of goodwill associated with our Promenade salon concept during fiscal year 2011 and $35.3 million of goodwill associated with our Regis salon concept during fiscal year 2010. We also impaired $41.7 million of goodwill associated with our salon concepts in the United Kingdom during fiscal year 2009. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected. We may be required to take additional impairment charges and to impair certain long-lived assets and goodwill and such impairments could be material to our consolidated balance sheet and results of operations. The concept that has the highest likelihood of impairment is Promenade. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in fiscal year 2013; however, until this reporting unit is sold, it is reasonably likely there could be impairment of goodwill in future periods.

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

•                  Difficulty in establishing, maintaining or negotiating business or strategic relationships or transactions; and

•                  Increased advisory fees.

On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business for $163.5 million. The transaction is expected to close during fiscal year 2013.

Changes in our management and organizational structure may affect our operating results.

On August 6, 2012, Mr. Daniel J. Hanrahan became President and Chief Executive Officer of the Company. The changes to our management and organizational structure may adversely affect our financial condition and operating results or impose other risk, such as the following:

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

With approximately 10,000 locations and 54,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

If we are not able to successfully compete in our business segments, our financial results may be affected.

Competition on a market by market basis remains strong as many smaller chain competitors are franchise systems with local operating strength in certain markets. Therefore, our ability to raise prices or recruit and retain stylists in certain markets can be adversely impacted by this competition. If we are not able to raise prices or recruit and retain stylists, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

If our joint ventures are unsuccessful our financial results may be affected.

We have entered into joint venture arrangements with other companies in the hair salon and beauty school businesses in order to maintain and expand our operations in the United States and Asia. If our joint venture partners are unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture businesses, or if any of our joint ventures are terminated, we may not be able to realize anticipated revenues and profits in the countries where our joint ventures operate and our business could be materially adversely affected. If our joint venture arrangements are not successful, we may have a limited ability to terminate or modify these arrangements. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture or to operate independently in the countries in which the terminated joint venture conducted business.

During fiscal year 2012, we recorded an impairments of $19.4 and $37.4 million related to our investments in EEG and Provalliance, respectively. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Specific to EEG, the for-profit post secondary educational market has experienced further and substantial declines in late July and August of 2012. Should this continue or not reverse, an additional impairment would be more likely than not during fiscal year 2013. For example, during fiscal year 2012 we recorded $8.7 million for our share of an intangible asset impairment recorded by EEG. Our share of our investment’s goodwill balances as of September 30, 2012 is approximately $16 million.

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

In fiscal year 2012 the Company began the process of implementing a new point-of-sale system in our salons and will continue to implement in the United Kingdom as technology will allow. The Company is currently evaluating another third party POS solution for salons in North America. Failure to effectively implement the point-of-sale system may adversely affect our operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2012. As of September 30, 2012, $73.5 million remains to be spent on share repurchases under this program.

Item 6. Exhibits

Exhibit 10(a)(*)	Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan

Exhibit 10(b)(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012 between the Company and certain senior executive officers

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.
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

REGIS CORPORATION

Date: November 9, 2012	By:	/s/ Brent A. Moen
Brent A. Moen
Senior Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer