Form 10-Q/A
period 2012-09-30
REGIS CORP
filed 2013-01-25
CIK 716643

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

EXPLANATORY NOTE

Regis Corporation (the Company) previously filed the Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 with the SEC on November 9, 2012 (the Original Filing). The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (Form 10-Q/A) to reflect the restatement of its interim Condensed Consolidated Financial Statements, and the related notes thereto, for the quarter ended September 30, 2012. For a more detailed description of this restatement, see “Restatement of Financial Statements” in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in Item 1, “Financial Statements” of this Form 10-Q/A. Information presented in the section entitled Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has also been restated, as applicable.  Information presented in the section entitled in Item 4, “Controls and Procedures” has also been restated.

Subsequent to September 30, 2012, the Company determined that the $24.0 million foreign currency gain recognized during the quarter ended September 30, 2012 was understated by $9.9 million as the actual net gain was $33.8 million. The Company completed the sale of its investment in Provalliance and subsequently liquidated all foreign entities with Euro denominated operations during the three months ended September 30, 2012.  Within the Original Filing, amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $33.6 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated with cash repatriation from the Company’s European operations.  The foreign currency translation rate gain reflected within this Form 10-Q/A is $43.4 million, resulting in a net gain of $33.8 million.

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

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

As of September 30, 2012 and June 30, 2012

(Dollars in thousands, except per share data)

	September 30, 2012	June 30, 2012
	(as restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$222,458	$111,943
Receivables, net	32,424	28,954
Inventories	155,990	142,276
Deferred income taxes	14,520	14,503
Income tax receivable	14,175	14,098
Other current assets	24,233	55,903
Current assets held for sale (Note 3)	17,202	17,000
Total current assets	481,002	384,677

Property and equipment, net	303,150	305,799
Goodwill	463,917	462,279
Other intangibles, net	23,375	23,395
Investment in and loans to affiliates	59,910	160,987
Other assets	60,824	59,488
Long-term assets held for sale (Note 3)	176,204	175,221

Total assets	$1,568,382	$1,571,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,883	$28,937
Accounts payable	63,428	47,890
Accrued expenses	134,565	157,026
Current liabilities related to assets held for sale (Note 3)	15,959	18,120
Total current liabilities	242,835	251,973

Long-term debt and capital lease obligations	251,178	258,737
Other noncurrent liabilities	148,594	143,972
Long- term liabilities related to assets held for sale (Note 3)	28,063	28,007
Total liabilities	670,670	682,689
Commitments and contingencies (Note 9)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 57,527,496 and 57,415,241 common shares at September 30, 2012 and June 30, 2012, respectively	2,876	2,871
Additional paid-in capital	347,408	346,943
Accumulated other comprehensive income	28,287	55,114
Retained earnings	519,141	484,229

Total shareholders’ equity	897,712	889,157

Total liabilities and shareholders’ equity	$1,568,382	$1,571,846

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(Dollars and shares in thousands, except per share data amounts)

	2012	2011
	(as restated, see Note 2)
Revenues:
Service	$393,416	$415,017
Product	102,284	106,773
Royalties and fees	9,660	9,556
	505,360	531,346
Operating expenses:
Cost of service	232,528	235,665
Cost of product	53,132	53,023
Site operating expenses	52,347	54,811
General and administrative	55,872	65,870
Rent	81,499	82,176
Depreciation and amortization	20,709	30,797
Total operating expenses	496,087	522,342

Operating income	9,273	9,004

Other income (expense):
Interest expense	(6,829)	(7,360)
Interest income and other, net (Note 4)	34,612	1,317

Income from continuing operations before income taxes and equity in income of affiliated companies	37,056	2,961

Income taxes	(2,986)	(1,209)
Equity in income of affiliated companies, net of income taxes	577	3,870

Income from continuing operations	34,647	5,622

Income from discontinued operations, net of taxes (Note 3)	3,777	2,715

Net income	$38,424	$8,337

Net income per share:
Basic:
Income from continuing operations	0.60	0.10
Income from discontinued operations	0.07	0.05
Net income per share, basic(1)	$0.67	$0.15
Diluted:
Income from continuing operations	0.54	0.10
Income from discontinued operations	0.06	0.05
Net income per share, diluted(1)	$0.59	$0.15

Weighted average common and common equivalent shares outstanding:
Basic	57,283	56,849
Diluted	68,589	57,098

Cash dividends declared per common share	$0.06	$0.06

(1)                                 Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(Dollars in thousands)

	2012	2011
	(as restated, see Note 2)
Net income	$38,424	$8,337
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	7,038	(20,552)
Change in fair market value of financial instruments designated as cash flow hedges	(23)	446
Recognition of deferred compensation and other	—	(1)
Reclassifications associated with liquidation of foreign entities (Note 4)	(33,842)	—
Other comprehensive loss	(26,827)	(20,107)
Comprehensive income (loss)	$11,597	$(11,770)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Three Months Ended September 30, 2012 and 2011

(In thousands)

	2012	2011
	(as restated, see Note 2)
Cash flows from operating activities:
Net income	$38,424	$8,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,433	31,638
Amortization	728	2,468
Equity in income of affiliated companies	(907)	(4,032)
Dividends received from affiliated companies	347	270
Deferred income taxes	7,120	(2,800)
Accumulated other comprehensive income reclassifications (Note 4)	(33,842)	—
Excess tax benefits from stock-based compensation plans	(35)	—
Stock-based compensation	1,818	2,440
Amortization of debt discount and financing costs	1,749	1,613
Other noncash items affecting earnings	98	(477)
Changes in operating assets and liabilities (1):
Receivables	(3,355)	(907)
Inventories	(13,534)	(23,612)
Income tax receivable	(57)	4,260
Other current assets	1,790	1,806
Other assets	1,408	509
Accounts payable	14,599	11,376
Accrued expenses	(24,670)	(7,906)
Other noncurrent liabilities	(3,648)	(11,528)
Net cash provided by operating activities	8,466	13,455

Cash flows from investing activities:
Capital expenditures	(18,077)	(16,827)
Proceeds from sale of assets	21	369
Asset acquisitions, net of cash acquired and certain obligations assumed	—	(2,077)
Proceeds from loans and investments	130,281	1,290
Net cash provided by (used in) investing activities	112,225	(17,245)

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	23,900
Payments on revolving credit facilities	—	(23,900)
Repayments of long-term debt and capital lease obligations	(8,905)	(9,669)
Excess tax benefits from stock-based compensation plans	35	—
Dividends paid	(3,448)	(3,494)
Proceeds from exercise of stock options and stock appreciation rights	45	—
Net cash used in financing activities	(12,273)	(13,163)

Effect of exchange rate changes on cash and cash equivalents	2,097	(3,637)
Increase (decrease) in cash and cash equivalents	110,515	(20,590)

Cash and cash equivalents:
Beginning of period	111,943	96,263
End of period	$222,458	$75,673

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

The unaudited condensed consolidated financial statements of the Company as of September 30, 2012 and for the three month periods ended September 30, 2012 and 2011 included in this Form 10-Q/A have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated November 9, 2012, except for the effects of the restatement discussed in Note 2 to the interim Condensed Consolidated Financial Statements, as to which the date is January 25, 2013, appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 3 to the Condensed Consolidated Statement of Operations.

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

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 3 to the Condensed Consolidated Statement of Operations.

(2) The North America general and administrative reclassification consists of a $6,191 increase for the offset to the Corporate reclassification within this line item, partially offset by a decrease of $3,252 applicable to North America for the marketing and advertising expense reclassification above.

(3) See Note 12 to the Condensed Consolidated Statement of Operations for presentation of segment information.

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

Unvested awards are subject to forfeiture in the event of termination of employment. The Company utilizes an option-pricing model to estimate the fair value of options and SARs at their grant date. Stock options and SARs are granted at not less than fair market value on the date of grant. The Company utilized a Monte Carlo simulation model to estimate the fair value of the market-based restricted stock unit. The Company generally recognizes compensation expense for its stock-based compensation awards on a straight-line basis over the respective awards vesting period. Compensation expense related to the PSUs is recognized based on the Company’s estimate for the number of shares that will ultimately be issued.  Historically, the Company’s primary employee stock-based compensation grant occurs during the fourth fiscal quarter.

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

Goodwill:

As of the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded carrying value by greater than 20.0 percent. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in fiscal year 2013; however, until this reporting unit is sold, it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods. See Note 3 to the Condensed Consolidated Financial Statements for details of Hair Restoration Center’s goodwill balance. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

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

See Note 6 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

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

2.                                      RESTATEMENT OF FINANCIAL STATEMENTS:

Subsequent to September 30, 2012, the Company determined that the $24.0 million foreign currency gain recognized during the quarter ended September 30, 2012 was understated by $9.9 million as the actual net gain was $33.8 million.  As a result, the Company has restated its interim Condensed Consolidated Financial Statements for the three months ended September 30, 2012 to correct the error.

The following table presents the impact of the restatement adjustment on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2012:

	September 30, 2012
	As Previously Reported	Effect of Restatement	Restated
	(Dollars in thousands)
Accumulated other comprehensive income	$38,173	$(9,886)	$28,287
Retained earnings	509,255	9,886	519,141

The following table presents the impact of the restatement adjustment on the Company’s Condensed Consolidated Statement of Operations for the three months ended September 30, 2012:

	For the Three Months Ended, September 30, 2012
	As Previously Reported	Effect of Restatement	Restated
	(Dollars in thousands, except per share data amounts)
Interest income and other, net	$24,726	$9,886	$34,612
Income from continuing operations before income taxes and equity in income of affiliated companies	27,170	9,886	37,056
Income from continuing operations	24,761	9,886	34,647
Net income	28,538	9,886	38,424
Net income per share:
Basic:
Income from continuing operations	0.43	0.17	0.60
Net income per share, basic	0.50	0.17	0.67
Diluted:
Income from continuing operations	0.39	0.14	0.54	(1)
Net income per share, diluted	0.45	0.14	0.59

(1)                                 Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The following table presents the impact of the restatement adjustment on the Company’s Condensed Consolidated Statement of Comprehensive Income for the three months ended September 30, 2012:

	For the Three Months Ended, September 30, 2012
	As Previously Reported	Effect of Restatement	Restated
	(Dollars in thousands)
Net income	$28,538	$9,886	$38,424
Reclassifications associated with liquidation of foreign entities	(23,956)	(9,886)	(33,842)
Other comprehensive loss	(16,941)	(9,886)	(26,827)

The restatement adjustments did not impact the total net cash flows from operating, financing, or investing activities in the Condensed Consolidated Statement of Cash Flows for the three months ended September 30, 2012.

3.                                      DISCONTINUED OPERATIONS:

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

4.                                      SHAREHOLDERS’ EQUITY:

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

The following table sets forth a reconciliation of the net income from continuing operations available to common shareholders and the net income from continuing operations for diluted earnings per share under the if-converted method:

	For the Three Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Net income from continuing operations available to common shareholders (as restated)	$34,647	$5,622
Effect of dilutive securities:
Interest on convertible debt, net of taxes	2,130	—
Net income from continuing operations for diluted earnings per share (as restated)	$36,777	$5,622

Additional Paid-In Capital:

The change in additional paid-in capital during the three months ended September 30, 2012 was due to the following:

(Dollars in thousands)
Balance, June 30, 2012	$346,943
Stock-based compensation	1,818
Vested stock option and stock appreciation right expirations	(1,126)
Taxes related to restricted stock	(105)
Net tax loss from stock-based compensation plans	(165)
Proceeds from exercise of stock options and stock appreciation rights	45
Other	(2)
Balance, September 30, 2012	$347,408

Accumulated Other Comprehensive Income:

The Company completed the sale of its investment in Provalliance during the three months ended September 30, 2012 and subsequently liquidated all foreign entities with Euro denominated operations.  Amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $43.4 million, as restated, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated with cash repatriation from the Company’s European operations, which nets to $33.8 million, as restated.

5.                                     FAIR VALUE MEASUREMENTS:

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments.  The Company’s derivative instrument assets and liabilities historically have consisted of cash flow hedges represented by forward foreign currency contracts. The instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date that are reviewed by the Company. See Note 8 to the Consolidated Financial Statements.

Equity put option—Provalliance.  The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. See Note 7 to the Consolidated Financial Statements for discussion of the share purchase agreement. On September 27, 2012 the share purchase agreement closed in which the Company sold its 46.7 percent equity interest in Provalliance. The fair value of the Provalliance Equity Put decreased to zero during the three months ended September 30, 2012 as it automatically terminated upon closing of the share purchase agreement.

Equity put and call options—Roosters.  The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). See further discussion within Note 7 to the Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. The sensitivity of the underlying assumptions to the Roosters Equity Put and Roosters Equity Call is not material to the consolidated financial statements. At September 30, 2012, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

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

See Note 7 to the Consolidated Financial Statements for discussion of the €80 million share purchase agreement related to Provalliance. Other than the Company’s investment in Provalliance, there were no assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2012 and 2011.

6.                                     GOODWILL AND OTHER INTANGIBLES:

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

7.                                 ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

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

Provalliance

On April 9, 2012, the Company entered into the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction closed on September 27, 2012. During the three months ended September 30, 2012 the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon closing of the share purchase agreement. Due to the sale of the Company’s investment in Provalliance, the Company has liquidated its foreign entities with Euro denominated operations.  During the three months ended September 30, 2012, the Company recognized $33.8 million, as restated, from accumulated other comprehensive income into earnings, primarily cumulative translation adjustment as a result of the liquidated Euro denominated operations.

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

8.            DERIVATIVE FINANCIAL INSTRUMENTS:

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

10.          FINANCING ARRANGEMENTS:

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

During the three months ended September 30, 2012 and 2011, the Company recognized tax expense of $3.0 and $1.2 million, respectively, with corresponding effective tax rates of 8.1%, as restated, and 40.8% percent. The effective income tax rate for the three months ended September 30, 2012 is significantly lower than the effective income tax rate for the three months ended September 30, 2011 due to the $33.8 million, as restated,  net gain reclassified from accumulated other comprehensive income that is primarily non-taxable. This resulted in the Company recording less tax expense on pre-tax income than would normally be expected.

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

Financial information for the Company’s reporting segments is shown in the following tables:

	For the Three Months Ended September 30, 2012(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
	(Dollars in thousands)
Revenues:
Service	$369,680	$23,736	$—	$393,416
Product	94,542	7,742	—	102,284
Royalties and fees	9,660	—	—	9,660
	473,882	31,478	—	505,360
Operating expenses:
Cost of service	220,231	12,297	—	232,528
Cost of product	49,076	4,056	—	53,132
Site operating expenses	49,596	2,751	—	52,347
General and administrative	31,691	2,518	21,663	55,872
Rent	72,722	8,402	375	81,499
Depreciation and amortization	16,588	1,032	3,089	20,709
Total operating expenses	439,904	31,056	25,127	496,087

Operating income (loss)	33,978	422	(25,127)	9,273

Other income (expense):
Interest expense	—	—	(6,829)	(6,829)
Interest income and other, net (as restated)	—	—	34,612	34,612
Income (loss) from continuing operations before income taxes and equity in income of affiliated companies (as restated)	$33,978	$422	$2,656	$37,056

(1)         As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Hair Restoration Centers as a discontinued operation. See further discussion at Note 3 in these Notes to the Condensed Consolidated Financial Statements.

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

(1)         As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. All comparable periods will reflect Hair Restoration Centers as a discontinued operation. See further discussion at Note 3 in these Notes to the Condensed Consolidated Financial Statements

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

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

As discussed in Note 2 to the accompanying unaudited interim condensed consolidated financial statements, the Company has restated its financial statements as of September 30, 2012 and for the three month period ended September 30, 2012 to correct an error.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2012, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet of June 30, 2012, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
November 9, 2012, except for the effects of the restatement discussed in Note 2 to the interim condensed consolidated financial statements, as to which the date is January 25, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to September 30, 2012, the Company determined that the $24.0 million foreign currency gain recognized during the quarter ended September 30, 2012 was understated by $9.9 million as the actual net gain was $33.8 million. The Company completed the sale of its investment in Provalliance during the three months ended September 30, 2012 and subsequently liquidated all foreign entities with Euro denominated operations.  Within the Original Filing, amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $33.6 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated with cash repatriation form the Company’s European operations.  The foreign currency translation rate gain recorded within this Form 10-Q/A is $43.4 million, resulting in a net gain of $33.8 million.  All amounts impacted by the error included in Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) have been restated.

See Note 2 to the Condensed Consolidated Financial Statements for a summary of the effect of this change on our Condensed Consolidated Financial Statements as of and for the three months ended September 30, 2012.

MD&A is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. Our MD&A is presented in five sections:

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

See Note 3 to the Condensed Consolidated Financial Statements as the results of operations for Hair Club are accounted for as a discontinued operation for all periods presented.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2012 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q/A. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2012 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three months ended September 30, 2012.

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

•                  The Company recognized a $33.8 million, as restated, net gain reclassified from accumulated other comprehensive income, primarily cumulative translation adjustment, as all foreign entities with Euro denominated operations have been liquidated.

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

	For the Three Months Ended September 30,
Results of Operations as a Percent of Revenues	2012	2011
Service	77.9%	78.1%
Product	20.2	20.1
Royalties and fees	1.9	1.8

Operating expenses:
Cost of service (1)	59.1	56.8
Cost of product (2)	51.9	49.7
Site operating expenses	10.4	10.3
General and administrative	11.1	12.4
Rent	16.1	15.5
Depreciation and amortization	4.1	5.8

Operating income	1.8	1.7

Income before income taxes and equity in income of affiliated companies (as restated)	7.3	0.6
Income from continuing operations (as restated)	6.9	1.1
Income from discontinued operations, net of taxes	0.7	0.5
Net income (as restated)	7.6	1.6

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

Interest Income and Other, net

Interest income and other, net for the three months ended September 30, 2012 and 2011 was as follows:

		Income as% of Consolidated	Increase Over Prior Fiscal Year
Periods Ended September 30,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
2012 (as restated)	$34,612	6.8%	$33,295	2,528.1%	660
2011	1,317	0.2	546	70.8	10

(1)         Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to the recognition of a $33.8 million, as restated, net gain of amounts previously classified within accumulated other comprehensive income.  The net gain was comprised of a $43.4 million, as restated, cumulative translation rate adjustment, a cumulative tax-effected net loss of $7.9 million associated with a cross currency swap and a $1.7 million net loss associated with cash repatriation. The recognition of the net gain into earnings was the result of the Company’s liquidation of all foreign entities with Euro denominated operations.

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

Income Taxes

Our reported effective income tax rate for the three months ended September 30, 2012 and 2011 was as follows:

		Basis Point(1)
Periods Ended September 30,	Effective Rate	(Decrease) Increase
2012 (as restated)	8.1%	(3,270)
2011	40.8%	270

(1)         Represents the basis point change in income tax expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in our overall effective income tax rate for the three months ended September 30, 2012 was due to the recognition of a $33.8 million, as restated,  net foreign currency gain of amounts previously classified within accumulated other comprehensive income that was primarily non-taxable.

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

See Note 3 to the Condensed Consolidated Financial Statements for further discussion.

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

Same-store sales decreased 9.4 percent as the retail environment in the United Kingdom remains challenging. The Company constructed and closed 13 and 16 company-owned salons, respectively, during the twelve months ended September 30, 2011. The foreign currency impact during the three months ended September 30, 2011 was driven by the weakening of the United States dollar against the British pound and Euro as compared to the comparable prior period.

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

During the three months ended September 30, 2012, equity increased as a result of net income recorded for the period excluding the impact of the $33.8 million, as restated, cumulative translation adjustment that was recognized in earnings from accumulated other comprehensive income.

Cash Flows

Operating Activities

Net cash provided by operating activities was $8.5 and $13.5 million during the three months ended September 30, 2012 and 2011, respectively, and was the result of the following:

	For the Three Months Ended September 30,
Operating Cash Flows	2012	2011
	(Dollars in thousands)
Net income (as restated)	$38,424	$8,337
Depreciation and amortization	21,161	34,106
Equity in income of affiliated companies	(907)	(4,032)
Dividends received from affiliated companies	347	270
Deferred income taxes	7,120	(2,800)
Accumulated other comprehensive income reclassification adjustment (as restated)	(33,842)	—
Receivables	(3,355)	(907)
Inventories	(13,534)	(23,612)
Income tax receivable	(57)	4,260
Other current assets	1,790	1,806
Other assets	1,408	509
Accounts payable and accrued expenses	(10,071)	3,470
Other noncurrent liabilities	(3,648)	(11,528)
Other	3,630	3,576
	$8,466	$13,455

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

See Note 10 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2012 and Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for additional information regarding our financing arrangements.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period.  At the time that our Quarterly Report on Form 10-Q for the three month period ended September 30, 2012 was filed on November 9, 2012, our chief executive officer and then chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.  Subsequent to that evaluation, our management, including our chief executive officer and current chief financial officer, concluded that our disclosure controls and procedures were not effective as of September 30, 2012 because of the material weakness in our internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective controls over the reclassification out of accumulated other comprehensive income of foreign currency translation adjustments associated with the liquidation of a business.  Specifically, certain foreign currency translation accounts were not included in the calculation of the foreign currency gain associated with the liquidation of a Euro denominated business.  This control deficiency resulted in the restatement of the Company’s interim Condensed Consolidated Financial Statements at and for the three month period ended September 30, 2012.  Additionally, this control deficiency could result in misstatement of the aforementioned accounts and disclosures that would result in a material misstatement of the consolidated financial statements that would not be prevented or detected on a timely basis.  Accordingly, our management has determined that this control deficiency constitutes a material weakness.

Notwithstanding the material weakness described above, management, based upon substantial work performed during the restatement process, has concluded that the Company’s interim Condensed Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q/A are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Plan for Remediation

Our management has taken immediate action to remediate the material weakness identified. The Company has made refinements to the executional process and controls around transactions involving foreign currency translation.  With successful operation of these refinements, the Company expects remediation of the material weakness by March 31, 2013.

Changes in Internal Controls over Financial Reporting

Other than the material weakness noted above, there were no other changes in our internal control over financial reporting during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During fiscal year 2012, we recorded impairments of $19.4 and $37.4 million related to our investments in EEG and Provalliance, respectively. During fiscal year 2011, we recorded an impairment of $9.2 million related to our investment in MY Style. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Specific to EEG, the for-profit post secondary educational market has experienced further and substantial declines in late July and August of 2012. Should this continue or not reverse, an additional impairment would be more likely than not during fiscal year 2013. For example, during fiscal year 2012 we recorded $8.7 million for our share of an intangible asset impairment recorded by EEG. Our share of our investment’s goodwill balances as of September 30, 2012 is approximately $16 million.

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

Item 6. Exhibits

Exhibit 10(a)(*)	Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan (Incorporated by reference to Exhibit 10(a) of the Company’s report on Form 10-Q filed November 9, 2012.)

Exhibit 10(b)(*)

Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012 between the Company and certain senior executive officers (Incorporated by reference to Exhibit 10(b) of the Company’s report on Form 10-Q filed November 9, 2012.)

Exhibit 15	Letter Re: Unaudited Interim Financial Information.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q/A.
(**)

The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q/A shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: January 25, 2013	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer