Form 10-Q
period 2012-12-31
REGIS CORP
filed 2013-02-04
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 28, 2013:

Common Stock, $.05 par value	56,600,519
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
As Of December 31, 2012 and June 30, 2012

(Dollars in thousands, except share data)

	December 31, 2012	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$218,343	$111,943
Receivables, net	24,597	28,954
Inventories	153,864	142,276
Deferred income taxes	17,988	14,503
Income tax receivable	13,864	14,098
Other current assets	21,486	55,903
Current assets held for sale (Note 2)	16,816	17,000
Total current assets	466,958	384,677

Property and equipment, net	302,756	305,799
Goodwill	463,470	462,279
Other intangibles, net	22,893	23,395
Investment in and loans to affiliates	42,170	160,987
Other assets	62,697	59,488
Long-term assets held for sale (Note 2)	179,959	175,221

Total assets	$1,540,903	$1,571,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$28,950	$28,937
Accounts payable	59,277	47,890
Accrued expenses	140,322	157,026
Current liabilities related to assets held for sale (Note 2)	16,538	18,120
Total current liabilities	245,087	251,973

Long-term debt and capital lease obligations	240,033	258,737
Other noncurrent liabilities	160,257	143,972
Long-term liabilities related to assets held for sale (Note 2)	28,781	28,007
Total liabilities	674,158	682,689
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 56,615,264 and 57,415,241 common shares at December 31, 2012 and June 30, 2012, respectively	2,831	2,871
Additional paid-in capital	334,353	346,943
Accumulated other comprehensive income	26,109	55,114
Retained earnings	503,452	484,229

Total shareholders’ equity	866,745	889,157

Total liabilities and shareholders’ equity	$1,540,903	$1,571,846

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three and Six Months Ended December 31, 2012 and 2011

(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011
Revenues:
Service	$388,286	$404,025	$781,702	$819,042
Product	108,236	112,900	210,520	219,673
Royalties and fees	9,643	9,213	19,303	18,769
	506,165	526,138	1,011,525	1,057,484
Operating expenses:
Cost of service	234,265	231,392	466,793	467,057
Cost of product	55,064	57,007	108,196	110,030
Site operating expenses	49,872	51,466	102,219	106,277
General and administrative	55,795	62,642	111,667	128,512
Rent	80,555	83,249	162,054	165,425
Depreciation and amortization	21,891	28,446	42,600	59,243
Total operating expenses	497,442	514,202	993,529	1,036,544

Operating income	8,723	11,936	17,996	20,940

Other income (expense):
Interest expense	(6,649)	(7,203)	(13,478)	(14,563)
Interest income and other, net	601	2,651	35,213	3,969

Income before income taxes and equity in (loss) income of affiliated companies	2,675	7,384	39,731	10,346

Income taxes	(1,085)	(543)	(4,071)	(1,752)
Equity in (loss) income of affiliated companies, net of income taxes	(17,709)	5,059	(17,132)	8,929

(Loss) income from continuing operations	(16,119)	11,900	18,528	17,523

Income (loss) from discontinued operations, net of taxes	3,853	(69,327)	7,630	(66,613)

Net (loss) income	$(12,266)	$(57,427)	$26,158	$(49,090)

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.28)	0.21	0.32	0.31
Income (loss) from discontinued operations	0.07	(1.22)	0.13	(1.17)
Net (loss) income per share, basic(1)	$(0.22)	$(1.01)	$0.46	$(0.86)
Diluted:
(Loss) income from continuing operations	(0.28)	0.20	0.32	0.31
Income (loss) from discontinued operations	0.07	(1.01)	0.13	(1.17)
Net (loss) income per share, diluted(1)	$(0.22)	$(0.81)	$0.46	$(0.86)

Weighted average common and common equivalent shares outstanding:
Basic	56,794	56,857	57,043	56,853
Diluted	56,794	68,417	57,125	57,159

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

(1)            Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)

For The Three and Six Months Ended December 31, 2012 and 2011

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net (loss) income	$(12,266)	$(57,427)	$26,158	$(49,090)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(2,178)	(2,089)	4,860	(22,642)
Change in fair market value of financial instruments designated as cash flow hedges	—	(89)	(23)	357
Reclassification associated with liquidation of foreign entities	—	—	(33,842)	—
Other comprehensive loss	(2,178)	(2,178)	(29,005)	(22,285)
Comprehensive loss	$(14,444)	$(59,605)	$(2,847)	$(71,375)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Six Months Ended December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011
Cash flows from operating activities:
Net income (loss)	$26,158	$(49,090)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	41,919	60,894
Amortization	1,170	4,907
Equity in loss (income) of affiliated companies	16,692	(9,313)
Dividends received from affiliated companies	693	606
Deferred income taxes	11,352	(7,245)
Accumulated other comprehensive income reclassification adjustments (Note 3)	(33,842)	—
Goodwill impairment	—	78,426
Stock-based compensation	3,307	4,649
Amortization of debt discount and financing costs	3,527	3,279
Other noncash items affecting earnings	(100)	(306)
Changes in operating assets and liabilities (1):
Receivables	4,777	(4,861)
Inventories	(12,251)	(20,382)
Income tax receivable	(1,894)	4,996
Other current assets	3,481	2,662
Other assets	627	(2,708)
Accounts payable	11,880	(2,900)
Accrued expenses	(19,566)	8,076
Other noncurrent liabilities	1,039	(9,743)
Net cash provided by operating activities	58,969	61,947

Cash flows from investing activities:
Capital expenditures	(43,200)	(42,979)
Proceeds from sale of assets	152	371
Asset acquisitions, net of cash acquired	—	(2,225)
Proceeds from loans and investments	131,054	1,956
Net cash provided by (used in) investing activities	88,006	(42,877)

Cash flows from financing activities:
Borrowings on revolving credit facilities	5,200	222,000
Payments on revolving credit facilities	(5,200)	(222,000)
Repayments of long-term debt and capital lease obligations	(21,298)	(21,990)
Repurchase of common stock	(14,868)	—
Dividends paid	(6,905)	(6,952)
Net cash used in financing activities	(43,071)	(28,942)

Effect of exchange rate changes on cash and cash equivalents	2,496	(3,292)

Increase (decrease) in cash and cash equivalents	106,400	(13,164)

Cash and cash equivalents:
Beginning of period	111,943	96,263
End of period	$218,343	$83,099

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

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2012 and for the three and six months ended December 31, 2012 and 2011, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2012 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

The unaudited condensed consolidated financial statements of the Company as of December 31, 2012 and for the three and six month periods ended December 31, 2012 and 2011 included in this Form 10-Q have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their separate report dated February 4, 2013 appearing herein, states that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a “report” or a “part” of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

Reclassifications:

Beginning in the first quarter of fiscal year 2013, salon marketing and advertising expenses that were presented within cost of service and general and administrative operating expense line items in prior filings were reclassified to site operating expenses within the Condensed Consolidated Statement of Operations. The reclassifications were made to better present how management of the Company views the respective salon marketing and advertising expenses. The prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on operating income or net income. The table below presents the impact of the reclassification to the three and six months ended December 31, 2011:

	For the Three Months Ended, December 31, 2011
	Prior Presentation(1)	Reclassification	As Presented
		(Dollars in thousands)
Cost of service	$231,669	$(277)	$231,392
Site operating expenses	46,825	4,641	51,466
General and administrative	67,006	(4,364)	62,642

	For the Six Months Ended, December 31, 2011
	Prior Presentation(1)	Reclassification	As Presented
		(Dollars in thousands)
Cost of service	$467,638	$(581)	$467,057
Site operating expenses	97,796	8,481	106,277
General and administrative	136,412	(7,900)	128,512

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 2 to the Condensed Consolidated Statement of Operations.

In addition, expenses associated with our distribution centers were reclassified from Corporate to our North America reportable segment. The reclassifications were made to better present how management of the Company views the respective distribution centers expenses.  This reclassification had no impact on our Condensed Consolidated Statement of Operations. The prior period amounts have been reclassified to conform to the current year presentation.  The table below presents the impact of the reclassification of general and administrative, rent, and depreciation and amortization expenses between the Company’s Corporate and North America reportable segments:

	For the Three Months Ended, December 31, 2011
	North America			Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation	Reclassification	As Presented(2)
	(Dollars in thousands)			(Dollars in thousands)
General and administrative (1)	$28,584	$1,501	$30,085	$35,466	$(5,516)	$29,950
Rent	73,686	147	73,833	503	(147)	356
Depreciation and amortization	17,692	591	18,283	9,642	(591)	9,051

(1) The North America general and administrative reclassification consists of a $5,516 increase for the offset to the Corporate reclassification within this line item, partially offset by a decrease applicable to North America of $4,015 for the marketing and advertising expense reclassifications.

(2) See Note 10 to the Condensed Consolidated Statement of Operations for presentation of segment information.

	For the Six Months Ended, December 31, 2011
	North America			Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation	Reclassification	As Presented(2)
	(Dollars in thousands)			(Dollars in thousands)
General and administrative (1)	$58,290	$4,440	$62,730	$72,241	$(11,707)	$60,534
Rent	146,901	312	147,213	700	(312)	388
Depreciation and amortization	35,662	1,162	36,824	21,163	(1,162)	20,001

(1) The North America general and administrative reclassification consists of a $11,707 increase for the offset to the Corporate reclassification within this line item, partially offset by a decrease of $7,267 applicable to North America for the marketing and advertising expense reclassification above.

(2) See Note 10 to the Condensed Consolidated Statement of Operations for presentation of segment information.

Stock-Based Employee Compensation:

During the six months ended December 31, 2012, the Company granted 118,062 restricted stock awards (RSAs), 195,663 restricted stock units (RSUs), 596,157 equity-based stock appreciation rights (SARs), and 199,041 performance share units (PSUs). The Company did not have significant grants for the three months ended December 31, 2012. All options granted relate to stock option plans that have been approved by the shareholders of the Company.

Total compensation cost for stock-based payment arrangements totaled $1.5 and $2.2 million for the three months ended December 31, 2012 and 2011, respectively, and $3.3 and $4.6 million for the six months ended December 31, 2012 and 2011, respectively.

Goodwill:

As of the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded their carrying values by greater than 20.0 percent. While the Company has determined that the estimated fair value of Promenade is appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, the Company has agreed to sell the Hair Restoration Centers reporting unit in fiscal year 2013; however, until this reporting unit is sold, it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods. See Note 2 to the Condensed Consolidated Financial Statements for details of Hair Restoration Centers reporting unit’s goodwill balance. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of each reporting unit are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty.

As of December 31, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded that there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and December 31, 2012.

A summary of the Company’s goodwill balance as of December 31, 2012 and June 30, 2012 by reporting unit is as follows:

Reporting Unit	As of December 31, 2012	As of June 30, 2012
	(Dollars in thousands)
Regis	$35,944	$35,910
MasterCuts	4,652	4,652
SmartStyle	48,719	48,558
Supercuts	129,630	129,621
Promenade	244,525	243,538
Total	$463,470	$462,279

See Note 5 to the Condensed Consolidated Financial Statements for further details on the Company’s goodwill balance.

Property and Equipment:

Historically, because of the Company’s large size and scale requirements it had been necessary for the Company to internally develop and support its own proprietary point-of-sale (POS) information system. During the fourth quarter of fiscal year 2011, the Company identified a third party POS alternative. At June 30, 2011 and throughout fiscal year 2012, the Company reassessed and adjusted the remaining useful life of the Company’s internally developed POS software.  As of June 30, 2012, the internally developed POS information system was fully depreciated. Depreciation expense related to the internally developed POS information system totaled $7.0 million and $16.3 million during the three and six months ended December 31, 2011, respectively.

During the first quarter of fiscal year 2013, the Company decided the previously identified third party POS alternative would only be utilized in United Kingdom. The Company reviewed the previously identified third party POS alternative capitalized software carrying value for impairment at September 30, 2012 and December 31, 2012. As a result of the Company’s long-lived asset impairment testing for this asset grouping in the United Kingdom, no impairment charges were recorded. There was no adjustment to the useful life as the Company expects to fully utilize the previously identified third party POS alternative in the United Kingdom salons. The Company is currently implementing another third party POS solution for salons in North America.

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

Comprehensive Income

In June 2011, and as subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under the newly issued guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the Condensed Consolidated Statements of Operations.

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

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014 with early adoption permitted under certain circumstances. The Company does not expect it to have a material impact on the Company’s consolidated financial statements.

2.                                     DISCONTINUED OPERATIONS:

Hair Restoration Centers

On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services, for cash of $163.5 million to Aderans, Co., Ltd. The definitive agreement includes a working capital adjustment provision that could impact the final sale price.  The sale includes the Company’s 50.0 percent interest in Hair Club for Men, Ltd. accounted for by the Company under the equity method. The transaction is under review by the Federal Trade Commission. The Company is currently anticipating recognizing a gain upon the closing of the transaction.

The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.  The assets and liabilities of this business to be sold met the criteria to be classified as held for sale and have been aggregated and reported as current assets held for sale, long-term assets held for sale, current liabilities related to assets held for sale and long-term liabilities related to assets held for sale in the Condensed Consolidated Balance Sheet for all periods presented. The classification was based on the Company entering into the agreement to sell Hair Club, the centers being available for sale in present condition, and the sale being probable as of December 31, 2012. The operations and cash flows of Hair Club will be eliminated from ongoing operations of the Company, which was previously recorded as the Hair Restoration reporting segment. There will be no significant continuing involvement by the Company in the operations of Hair Club after disposal.

The following summarizes the assets and liabilities of our Hair Club operations at December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Current assets held for sale
Receivables, net	$2,504	$2,624
Inventories	7,276	6,165
Deferred income taxes	3,229	2,892
Other current assets	3,807	5,319
Total current assets held for sale	16,816	17,000

Property and equipment, net	22,261	17,261
Goodwill	74,377	74,376
Other intangibles, net	78,132	78,395
Investment in affiliates	5,189	5,189
Total long-term assets held for sale	179,959	175,221

Total assets held for sale	$196,775	$192,221

Current liabilities related to assets held for sale
Accounts payable	$3,173	$2,564
Accrued expenses	13,365	15,556
Total current liabilities related to assets held for sale	16,538	18,120

Long-term liabilities related to assets held for sale	28,781	28,007

Total liabilities related to assets held for sale	$45,319	$46,127

During the three months ended December 31, 2011, the Company performed an interim impairment test of goodwill related to Hair Club and recorded a $78.4 million impairment charge for the excess of the carrying value of goodwill over the implied fair value.

The following summarizes the results of operations of our discontinued Hair Club operations for the periods presented:

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
	(Dollars in thousands)
Revenues	$38,230	$37,140	$77,180	$74,543
Income (loss) from discontinued operations, before income taxes	5,994	(73,545)	11,866	(69,479)
Income tax (provision) benefit on discontinued operations	(2,378)	3,996	(4,676)	2,482
Equity in income of affiliated companies, net of tax	237	222	440	384
Income (loss) from discontinued operations, net of income taxes	$3,853	$(69,327)	$7,630	$(66,613)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance.  Depreciation and amortization ceased during the three and six months ended December 31, 2012 in accordance with accounting for discontinued operations. Hair Club depreciation and amortization expense for the three and six months ended December 31, 2011 was $3.2 and $6.6 million, respectively.

3.                                     SHAREHOLDERS’ EQUITY:

Net (Loss) Income Per Share:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding RSAs and RSUs. The Company’s dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company’s stock option plan and long-term incentive plan. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of the net (loss) income from continuing operations available to common shareholders and the net (loss) income from continuing operations for diluted earnings per share under the if-converted method:

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
	(Dollars in thousands)
Net (loss) income from continuing operations available to common shareholders	$(16,119)	$11,900	$18,528	$17,523
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	2,078	—	—
Net (loss) income from continuing operations for diluted earnings per share	$(16,119)	$13,978	$18,528	$17,523

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,794	56,857	57,043	56,853
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	357	82	306
Dilutive effect of convertible debt	—	11,203	—	—
Weighted average shares for diluted earnings per share	56,794	68,417	57,125	57,159

(1)         For the three months ended December 31, 2012, 98,637 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The following table sets forth the awards which are excluded from the various earnings per share calculations:

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
	(Shares in thousands)		(Shares in thousands)
Basic earnings per share:
RSAs (1)	482	791	482	791
RSUs (1)	189	215	189	215
	671	1,006	671	1,006
Diluted earnings per share:
Stock options (2)	579	810	600	810
SARs (2)	1,001	999	895	999
RSAs (2)	—	6	—	203
RSUs (2)	180	—	93	—
Shares issuable upon conversion of debt (3)	11,255	—	11,247	11,195
	13,015	1,815	12,835	13,207

(1)                  Shares were not vested

(2)                  Shares were anti-dilutive

(3)                  Share equivalents were anti-dilutive for the three and six months ended December 31, 2012 and for the six months ended December 31, 2011.

Additional Paid-In Capital:

The $12.6 million decrease in additional paid-in capital during the six months ended December 31, 2012 was due to repurchases of common stock partially offset by stock-based compensation.

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date.  During the three months ended December 31, 2012, the Company repurchased 909,175 shares for $14.9 million. At December 31, 2012, $58.7 million remains outstanding on the approved stock repurchase program.

Accumulated Other Comprehensive Income:

The Company completed the sale of its investment in Provalliance during the quarter ended September 30, 2012 and subsequently liquidated all foreign entities with Euro denominated operations.  Amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $43.4 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated with cash repatriation, which nets to $33.8 million for the six months ended December 31, 2012.

4.                                     FAIR VALUE MEASUREMENTS:

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

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

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Derivative instruments.  The Company’s derivative instrument assets and liabilities historically have consisted of cash flow hedges represented by forward foreign currency contracts. Derivative instruments are classified as Level 2 as the fair value is obtained using observable inputs available for similar liabilities in active markets at the measurement date that are reviewed by the Company. There were no derivative instruments as of December 31, 2012.  The fair value of derivative instruments as of June 30, 2012 was $0.1 million.

Equity put option—Provalliance.  The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. The instruments were classified as Level 3 as the fair value was determined based on unobservable inputs that could not be corroborated by observable market data.  See Note 6 to the Consolidated Financial Statements for discussion of the share purchase agreement. On September 27, 2012 the share purchase agreement closed in which the Company sold its 46.7 percent equity interest in Provolliance. The fair value of the Provalliance Equity Put decreased from $0.6 million as of June 30, 2012 to zero during the three months ended September 30, 2012 as it automatically terminated upon closing of the share purchase agreement.

Equity put and call options—Roosters.  The purchase agreement for the Company’s acquisition of a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters) on July 1, 2011 contained an equity put (Roosters Equity Put) and an equity call (Roosters Equity Call). The instruments are classified as Level 3 as the fair value is determined based on unobservable inputs that cannot be corroborated by observable market data.   See further discussion within Note 6 to the Consolidated Financial Statements. The Roosters Equity Put and Roosters Equity Call are valued using binomial lattice models that incorporate assumptions including the business enterprise value at that date and future estimates of volatility and earnings before interest, taxes, and depreciation and amortization multiples. The sensitivity of the underlying assumptions to the Roosters Equity Put and Roosters Equity Call is not material to the consolidated financial statements. At December 31, 2012 and June 30, 2012, the fair value of the Roosters Equity Put and Roosters Equity Call were $0.2 and $0.1 million, respectively, and are classified within noncurrent liabilities and other assets, respectively, on the Condensed Consolidated Balance Sheet.

Financial Instruments.  In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of December 31, 2012 and 2011. At December 31, 2012, the estimated fair values and carrying amounts of debt were $285.4 and $269.0 million, respectively. At June 30, 2012, the estimated fair values and carrying amounts of debt were $307.5 and $287.7 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments (Level 2).

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

5.                                     GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of December 31, 2012 and June 30, 2012:

	Salons
	North America	International	Consolidated
		(Dollars in thousands)
Gross goodwill at June 30, 2012	$717,466	$41,661	$759,127
Accumulated impairment losses	(255,187)	(41,661)	(296,848)
Net goodwill at June 30, 2012	462,279	—	462,279
Goodwill acquired	—	—	—
Translation rate adjustments	1,191	—	1,191
Gross goodwill at December 31, 2012	718,657	41,661	760,318
Accumulated impairment losses	(255,187)	(41,661)	(296,848)
Net goodwill at December 31, 2012	$463,470	$—	$463,470

The table below presents other intangible assets as of December 31, 2012 and June 30, 2012:

	December 31, 2012			June 30, 2012
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
			(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,651	$(3,173)	$6,478	$9,494	$(2,960)	$6,534
Franchise agreements	11,578	(6,841)	4,737	11,398	(6,494)	4,904
Lease intangibles	14,832	(6,248)	8,584	14,796	(5,862)	8,934
Non-compete agreements	212	(138)	74	207	(117)	90
Other	4,754	(1,734)	3,020	4,533	(1,600)	2,933
	$41,027	$(18,134)	$22,893	$40,428	$(17,033)	$23,395

(1)     Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

Total amortization expense related to the amortizable intangible assets was approximately $0.5 million during each of the three month periods ended December 31, 2012 and 2011, and $0.9 and $1.0 million during the six month periods ended December 31, 2012 and 2011, respectively.  As of December 31, 2012, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2013 (Remainder: six-month period)	$880
2014	1,671
2015	1,647
2016	1,616
2017	1,611

6.                                     ACQUISITIONS, INVESTMENT IN AND LOANS TO AFFILIATES:

Acquisitions

The Company did not make any acquisitions during the six months ended December 31, 2012. During the six months ended December 31, 2011, the Company made salon acquisitions and the purchase prices have been allocated to assets acquired and liabilities assumed based on their estimated fair values at the dates of acquisition. These acquisitions individually and in the aggregate are not material to the Company’s operations. Operations of the acquired companies have been included in the operations of the Company since the date of the respective acquisition.

On July 1, 2011, the Company acquired 31 franchise salon locations through its acquisition of a 60.0 percent ownership interest in Roosters for $2.3 million. The purchase agreement contains a right, Roosters Equity Put, to require the Company to purchase additional ownership interest in Roosters between specified dates in 2012 to 2015, and an option, Roosters Equity Call, whereby the Company can acquire additional ownership interest in Roosters beginning in 2015. The acquisition price was determined based on a multiple of the earnings before interest, taxes, depreciation and amortization of Roosters for a trailing twelve month period adjusted for certain items as defined in the agreement which is intended to approximate fair value.

Total assets, total liabilities and total shareholders’ equity of Roosters as of December 31, 2012 were $6.0, $2.1 and $3.9 million, respectively. Net income (loss) attributable to the noncontrolling interest in Roosters was less than $0.1 and ($0.1) million for the three and six months ended December 31, 2012.  Net loss attributable to the noncontrolling interest in Roosters was less than ($0.1) and ($0.1) million for the three and six months ended December 31, 2011. Net income (loss) attributable to the noncontrolling interest in Roosters is recorded in interest income and other, net within the Condensed Consolidated Statement of Operations. Shareholders’ equity attributable to the noncontrolling interest in Roosters was $1.6 million as of December 31, 2012 and was recorded in retained earnings within the Condensed Consolidated Balance Sheet.

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of December 31, 2012 and June 30, 2012:

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Empire Education Group, Inc.	$41,921	$59,683
Provalliance	—	101,304
MY Style	249	—
	$42,170	$160,987

The table below presents the notes receivable from affiliates as of December 31, 2012 and June 30, 2012 recorded within other current assets on the Condensed Consolidated Balance Sheet:

	December 31, 2012	June 30, 2012
	(Dollars in thousands)
Empire Education Group, Inc.	$—	$26,412
MY Style	610	2,251
	$610	$28,663

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent related to the buyout of EEG’s minority interest shareholder. EEG operates 108 accredited cosmetology schools.

During the three months ended December 31, 2012, to reflect the continuation of declining enrollment, revenue and profitability in the for-profit secondary educational market, EEG updated its budgeted financial projections for future periods. As a result, the Company recorded an additional $17.9 million other than temporary impairment charge on its investment in EEG. The Company did not receive a tax benefit on the impairment charge. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment and the guarantee of EEG letters of credit totaling less than $0.5 million. Due to economic and other factors, the Company may be required to record additional impairment charges related to its investment in EEG and such impairments could be material to the Company’s consolidated balance sheet and results of operations. In addition, EEG may be required to record impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to the Company’s consolidated balance sheet and results of operations.  The Company’s share of EEG’s goodwill balances as of December 31, 2012 is approximately $16 million. Based on the Company’s work associated with the investment impairment recorded during the three months ended December 31, 2012, the Company’s estimate of EEG’s fair value exceeds carrying value by 5%. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for—profit secondary educational market could lead to a goodwill impairment charge recorded by EEG for which the Company would record 55.1% of the impairment given the Company’s present ownership.

During the three months ended December 31, 2012 and 2011, the Company recorded $0.2 and $1.5 million, respectively, of equity earnings related to its investment in EEG. During the six months ended December 31, 2012 and 2011, the Company recorded $0.1 and $2.5 million, respectively, of equity earnings related to its investment in EEG.

The Company previously provided EEG with a $15.0 million revolving credit facility and outstanding loan, both of which matured during the three months ended December 31, 2012.  During the three months ended December 30, 2012 and 2011, the Company recorded less than $0.1 million of interest income related to the loan and revolving credit facility. During the six months ended December 31, 2012 and 2011, the Company recorded less than $0.1 and $0.3 million, respectively, of interest income related to the loan and revolving credit facility. In addition, the Company received $0.8 and $26.4 million in principal payments on the loan and revolving credit facility during the three and six months ended December 31, 2012, respectively.

Provalliance

On April 9, 2012, the Company entered into the Agreement to sell the Company’s 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. The transaction closed on September 27, 2012. During the three months ended September 30, 2012 the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon closing of the share purchase agreement. Due to the sale of the Company’s investment in Provalliance, the Company has liquidated its foreign entities with Euro denominated operations.  During the three months ended September 30, 2012, the Company recognized $33.8 million from accumulated other comprehensive income into earnings, primarily foreign currency gain as a result of the liquidated Euro denominated operations.

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

The $0.6 million outstanding MY Style Note as of December 31, 2012 due in May 2013 is in good standing with no associated valuation allowance. All foreign currency transaction gains and losses on the MY Style Note are recorded through other income within the Condensed Consolidated Statement of Operations. The foreign currency transaction (loss) gain was less than ($0.1) and $0.6 million during the six months ended December 31, 2012 and 2011, respectively. The exposure to loss related to the Company’s involvement with MY Style is the carrying value of the outstanding note and investment in MY Style.

7.                                      COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. A Special Litigation Committee has been formed per the direction of the presiding judge and is investigating these claims. The Company is working with outside counsel and is cooperating with the investigation. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

In fiscal year 2009 the Company sold its Trade Secret concept (Trade Secret). The Company reported Trade Secret as a discontinued operation. The exposure to loss related to the Company’s involvement with Trade Secret is the guarantee of certain operating leases that have future minimum rents of approximately $2.0 million. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

8.                                      FINANCING ARRANGEMENTS:

The Company’s long-term debt as of December 31, 2012 and June 30, 2012 consisted of the following:

		Interest rate percentage		Amounts outstanding
	Maturity Dates	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2012
	(fiscal year)			(Dollars in thousands)
Senior term notes (1)	2013 - 2018	6.69 - 8.50%	6.69 - 8.50%	$93,571	$111,429
Convertible senior notes	2015	5.00	5.00	163,738	161,134
Revolving credit facility (1)	2016	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	11,620	14,780
Other notes payable	2013	8.00	5.75 - 8.00	54	331
				268,983	287,674
Less current portion				(28,950)	(28,937)
Long-term portion				$240,033	$258,737

(1)         During the three months ended December 31, 2012 the Company amended its debt agreements to remove covenants related to specified minimum net worth levels.  The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2012.

The table below contains details related to the Company’s financing arrangements during the six months ended December 31, 2012 and 2011:

	For the Six Months Ended December 31,
Total Debt	2012	2011
	(Dollars in Thousands)
Balance at June 30,	$287,674	$313,411
Repayment of long-term debt and capital lease obligations	(8,905)	(9,669)
Amortized debt discount	1,288	1,183
Other	4	(910)
Balance at September 30,	$280,061	$304,015
Repayment of long-term debt and capital lease obligations	(12,393)	(12,321)
Amortized debt discount	1,316	1,208
Other	(1)	(21)
Balance at December 31,	$268,983	$292,881

Private Shelf Agreement

At December 31, 2012 and June 30, 2012, the Company had $93.6 and $111.4 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company’s long-term debt at December 31, 2012 and June 30, 2012. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. At issuance, the notes were convertible, subject to certain conditions further described below, at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of December 31, 2012, the conversion rate was 65.2891 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.32 per share of the Company’s common stock).

Holders may convert their notes at their option prior to April 15, 2014 if the Company’s stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date for the notes.

The Company has the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option is indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount. The allocation was based on measuring the fair value of the convertible senior notes using a discounted cash flow analysis. The discount rate was based on an estimated credit rating for the Company. The estimated fair value of the convertible senior notes was $147.8 million, and the resulting $24.7 million debt discount is being amortized over the period the convertible senior notes are expected to be outstanding, as additional non-cash interest expense. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9 percent.

The following table provides debt information for the convertible senior notes:

	As of December 31,
Convertible Senior Notes Due 2014	2012	2011
	(Dollars in thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(8,762)	(13,861)
Net carrying amount of convertible debt	$163,738	$158,639

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	For the Six Months Ended December 31,
Convertible Senior Notes Due 2014	2012	2011
	(Dollars in thousands)
Interest cost related to contractual interest coupon — 5.0%	$4,313	$4,313
Interest cost related to amortization of the discount	2,604	2,391
Total interest cost	$6,917	$6,704

Revolving Credit Facility

As of December 31, 2012 and June 30, 2012, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $26.6 and $26.1 million at December 31, 2012 and June 30, 2012, respectively, primarily related to its self-insurance program. Unused available credit under the facility at December 31, 2012 and June 30, 2012 was $373.4 and $373.9 million, respectively.

9.                                  INCOME TAXES:

The determination of the annual effective income tax rate is based upon a number of significant estimates and judgments, including the estimated annual pre-tax income of the Company in each tax jurisdiction in which it operates and the development of tax planning strategies during the year.  In addition, the Company’s interim tax expense can be impacted by changes in tax rates or laws, the finalization of tax audits or reviews, as well as other factors that cannot be predicted with certainty.  As such, there can be significant volatility in interim tax provisions.

During the three and six months ended December 31, 2012, the Company recognized tax expense of $1.1 and $4.1 million, respectively, with corresponding effective tax rates of 40.6 and 10.2 percent utilizing the estimated annual effective tax rate method. This is compared to tax expense of $0.5 and $1.8 million with corresponding effective tax rates of 7.4 and 16.9 percent in the comparable periods of the prior year utilizing the year-to-date method.

The effective income tax rate for the three months ended December 31, 2012 is higher than the effective income tax rate for the three months ended December 31, 2011 due to employment credits related to the Small Business and Work Opportunity Tax Act of 2007 that were recognized in the prior year. Because these employment credits expired as of December 31, 2011, the income tax rate for the three months ended December 31, 2012 does not include any tax benefit for employment credits.

The effective income tax rate for the six months ended December 31, 2012 is lower than the effective income tax rate for the comparable period of the prior year due to the recognition of a $33.8 million foreign currency translation gain which was primarily non-taxable.

On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. This Act retroactively extends the Work Opportunity Tax Credit from January 1, 2012 through December 31, 2013. As a result, the Company will include an estimate of the tax benefit for the retroactive extension of the employment credits in the calculation of its income tax rate beginning in the quarter ended March 31, 2013. Depending upon the amount of credits earned and the relative amount of pre-tax book income, the benefit to be recorded may significantly affect the Company’s tax rate.

The Company accrues for the effects of open uncertain tax positions and the related potential penalties and interest.  There were no material adjustments to our recorded liability for unrecognized tax benefits during the three and six months ended December 31, 2012.  It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next 12 months. However, we do not expect the change to have a significant effect on our consolidated results of operations or financial position.

The Company files tax returns and pays tax primarily in the United States, Canada, the United Kingdom, and Luxembourg as well as states, cities, and provinces within these jurisdictions. In the United States, fiscal years 2009 and after remain open for federal tax audit. The Company’s United States federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits back to fiscal year 2008. However, the Company is under audit in a number of states in which the statute of limitations has been extended to fiscal years 2006 and forward. Internationally (including Canada), the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

10.                               SEGMENT INFORMATION:

As of December 31, 2012, the Company owned, franchised, or held ownership interests in approximately 10,000 worldwide locations. The Company’s locations consisted of 9,259 North American salons (located in the United States, Canada and Puerto Rico), 381 international salons (located primarily in the United Kingdom), and approximately 245 locations in which the Company maintains an ownership interest through the Company’s investment in affiliates. See Note 6 to the Condensed Consolidated Financial Statements for discussion of the Company’s investment in affiliates.

The Company operates its North American salon operations through five primary concepts: Regis Salons, MasterCuts, SmartStyle, Supercuts and Promenade salons. The concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All company-owned and franchise salons within North America are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

The Company operates its international salon operations, primarily in the United Kingdom, through three primary concepts: Regis, Supercuts, and Sassoon salons. Consistent with North America, the international concepts offer similar products and services, concentrate on the mass market consumer marketplace and have consistent distribution channels. All of the international salon concepts are company-owned and are located in malls, leading department stores, and high traffic locations. Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

Based on the way the Company manages its business, it has reported its North American salons and international salons as two separate reportable segments.

Financial information for the Company’s reportable segments is shown in the following tables:

	For the Three Months Ended December 31, 2012(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
		(Dollars in thousands)
Revenues:
Service	$364,486	$23,800	$—	$388,286
Product	99,273	8,963	—	108,236
Royalties and fees	9,643	—	—	9,643
	473,402	32,763	—	506,165
Operating expenses:
Cost of service	221,562	12,703	—	234,265
Cost of product	50,176	4,888	—	55,064
Site operating expenses	47,417	2,455	—	49,872
General and administrative	30,129	2,499	23,167	55,795
Rent	71,778	8,420	357	80,555
Depreciation and amortization	17,138	1,565	3,188	21,891
Total operating expenses	438,200	32,530	26,712	497,442

Operating income (loss)	35,202	233	(26,712)	8,723

Other income (expense):
Interest expense	—	—	(6,649)	(6,649)
Interest income and other, net	—	—	601	601
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$35,202	$233	$(32,760)	$2,675

(1)         See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

	For the Three Months Ended December 31, 2011(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
		(Dollars in thousands)
Revenues:
Service	$379,694	$24,331	$—	$404,025
Product	103,162	9,738	—	112,900
Royalties and fees	9,213	—	—	9,213
	492,069	34,069	—	526,138
Operating expenses:
Cost of service	218,270	13,122	—	231,392
Cost of product	51,753	5,254	—	57,007
Site operating expenses	48,758	2,708	—	51,466
General and administrative	30,085	2,607	29,950	62,642
Rent	73,833	9,060	356	83,249
Depreciation and amortization	18,283	1,112	9,051	28,446
Total operating expenses	440,982	33,863	39,357	514,202

Operating income (loss)	51,087	206	(39,357)	11,936

Other income (expense):
Interest expense	—	—	(7,203)	(7,203)
Interest income and other, net	—	—	2,651	2,651
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$51,087	$206	$(43,909)	$7,384

(1)         See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

	For the Six Months Ended December 31, 2012(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
		(Dollars in thousands)
Revenues:
Service	$734,166	$47,536	$—	$781,702
Product	193,815	16,705	—	210,520
Royalties and fees	19,303	—	—	19,303
	947,284	64,241	—	1,011,525
Operating expenses:
Cost of service	441,793	25,000	—	466,793
Cost of product	99,252	8,944	—	108,196
Site operating expenses	97,013	5,206	—	102,219
General and administrative	61,820	5,017	44,830	111,667
Rent	144,500	16,822	732	162,054
Depreciation and amortization	33,726	2,597	6,277	42,600
Total operating expenses	878,104	63,586	51,839	993,529

Operating income (loss)	69,180	655	(51,839)	17,996

Other income (expense):
Interest expense	—	—	(13,478)	(13,478)
Interest income and other, net	—	—	35,213	35,213
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$69,180	$655	$(30,104)	$39,731

(1)         See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

	For the Six Months Ended December 31, 2011(1)(2)
	Salons		Unallocated
	North America	International	Corporate	Consolidated
		(Dollars in thousands)
Revenues:
Service	$769,858	$49,184	$—	$819,042
Product	201,299	18,374	—	219,673
Royalties and fees	18,769	—	—	18,769
	989,926	67,558		1,057,484
Operating expenses:
Cost of service	441,245	25,812	—	467,057
Cost of product	100,197	9,833	—	110,030
Site operating expenses	100,610	5,667	—	106,277
General and administrative	62,730	5,248	60,534	128,512
Rent	147,213	17,824	388	165,425
Depreciation and amortization	36,824	2,418	20,001	59,243
Total operating expenses	888,819	66,802	80,923	1,036,544

Operating income (loss)	101,107	756	(80,923)	20,940

Other income (expense):
Interest expense	—	—	(14,563)	(14,563)
Interest income and other, net	—	—	3,969	3,969
Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	$101,107	$756	$(91,517)	$10,346

(1)         See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)         See Note 1 to the Condensed Consolidated Financial Statements for discussion of reclassifications of general and administrative, rent and depreciation and amortization between the Company’s Corporate and North America reportable segments.

REVIEW REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Regis Corporation:

We have reviewed the accompanying condensed consolidated balance sheet of Regis Corporation as of December 31, 2012 and the related condensed consolidated statements of operations and of comprehensive income (loss) for the three and six month periods ended December 31, 2012 and 2011 and the condensed consolidated statement of cash flows for the six month periods ended December 31, 2012 and 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of June 30, 2012, and the related consolidated statements of operations, of changes in shareholders’ equity and comprehensive income and of cash flows for the year then ended (not presented herein), and in our report dated August 29, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the accompanying consolidated balance sheet information as of June 30, 2012, is fairly stated, in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
February 4, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results.  Our MD&A is presented in five sections:

•                  Management’s Overview

•                  Critical Accounting Policies

•                  Overview of Results

•                  Results of Operations

•                  Liquidity and Capital Resources

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. As of December 31, 2012, we owned, franchised or held ownership interests in approximately 10,000 worldwide locations. Our locations consisted of 9,640 system wide North American and international salons, and 245 locations in which we maintain a non-controlling ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,259 salons, including 2,039 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 381 salons located in Europe, primarily in the United Kingdom. As of December 31, 2012, we had approximately 55,000 corporate employees worldwide.

Our strategy is focused on creating an ideal guest experience. We plan to execute our strategy by putting guests and stylists first, leveraging core salon brands, focusing on technology and connectivity, simplifying our operating model, and reviewing our non-core assets. Initiatives include:

•                  Putting guests and stylists first by improving both the experience for the person in the chair and behind the chair. The Company continues to work on attracting, developing and retaining the best stylists through orientation programs, training and development, rewards and recognition through a performance driven culture.

•                  Optimizing our brand portfolio.

•                  Using technology and connectivity, including point-of-sale systems and internet in the salons, as well as guest relationship management systems to enhance effectiveness of field management and improve guest satisfaction and retention.

•                  Simplifying our operating model by leveraging the benefits of an optimized brand portfolio and technological improvements.

•                  Reviewing non-core assets.

Salon Business

The strength of our salon business is in the fundamental similarity and broad appeal of our salon concepts. Each concept generally targets the middle market guest; however, each attracts a different demographic.

We execute our salon growth strategy by focusing on real estate. Our salon real estate strategy is to add new units in convenient locations with good visibility and guest traffic, as well as appropriate trade demographics. Our various salon and product concepts operate in a wide range of retailing environments, including regional shopping malls, strip centers and Walmart. We believe that the availability of real estate will augment our ability to achieve the aforementioned strategic objectives.

Organic salon revenue is achieved through the combination of new salon construction and salon same-store sales results. Older, unprofitable salons will be closed or relocated. Although we have generally been experiencing negative same-store sales, we believe our strategy of focusing on the in-salon guest experience will improve guest counts and same-store sales.

Hair Restoration Business

In December 2004, we acquired Hair Club for Men and Women. Hair Club for Men and Women is a provider of hair loss solutions. This industry is comprised of numerous locations domestically and is highly fragmented. In an effort to provide confidentiality for guests, the hair restoration centers operate primarily in professional or medical office buildings. Further, the hair restoration business is more marketing intensive. As a result, organic growth at hair restoration centers is dependant on successfully generating new leads and converting them into hair restoration guests.

On July 13, 2012, the Company entered into a definitive agreement to sell its Hair Club for Men and Women business (Hair Club) for $163.5 million. The transaction is under review by the Federal Trade Commission.

See Note 2 to the Condensed Consolidated Financial Statements as the results of operations for Hair Club are accounted for as a discontinued operation for all periods presented.

CRITICAL ACCOUNTING POLICIES

The interim Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the interim Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the interim Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our interim Condensed Consolidated Financial Statements.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2012 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, purchase price allocations, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2012 Annual Report on Form 10-K. There were no significant changes in or application of our critical accounting policies during the three and six months ended December 31, 2012.

Goodwill:

In connection with the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded the carrying value by approximately 14.0 and 12.0 percent, respectively. In addition, the respective fair values of the Company’s remaining reporting units exceeded their carrying values by greater than 20.0 percent. While the Company has determined the estimated fair value of Promenade to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. As previously disclosed, in fiscal year 2013 the Company has agreed to sell the Hair Restoration Centers reporting unit; however, until this reporting unit is sold it is reasonably likely that there could be impairment of the Hair Restoration Centers reporting unit’s goodwill in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units is dependent on many factors and cannot be predicted with certainty. As of December 31, 2012, the carrying value of goodwill for the Promenade salon concept and Hair Restoration Centers reporting units was $244.5 and $74.4 million, respectively

As of December 31, 2012, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded there were no triggering events requiring the Company to perform an interim goodwill impairment test between the annual impairment testing and December 31, 2012.

OVERVIEW OF RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012

•                  Revenues decreased 3.8 percent to $506.2 million driven by the consolidated same-store sales decrease of 1.9 percent and the closure of 510 salons during the twelve months ended December 31, 2012. The same-store sales decrease was caused by a decline in guest visitations, partially offset by an increase in average ticket price.

•                  We built 65 corporate locations and closed, converted or relocated 141 locations. Our franchisees constructed 36 locations and closed or relocated 23 locations. As of December 31, 2012, we had 7,601 company-owned salon locations and 2,039 franchise salon locations.

•                  The Company recorded a $17.9 million other than temporary impairment of its investment in EEG.

•                  Our Hair Restoration Centers remain classified as held for sale and reported as a discontinued operation.

RESULTS OF OPERATIONS

As of September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation.  All comparable periods reflect Hair Restoration Centers as a discontinued operation.  The following discussion of results of operations reflects results from continuing operations, primarily from our North American salons unless otherwise noted.  Discontinued operations is discussed at the end of this section.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations, expressed as a percent of revenues. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended December 31,
	Three Months		Six Months
Results of Operations as a Percent of Revenues	2012	2011	2012	2011
Service revenues	76.7%	76.8%	77.3%	77.4%
Product revenues	21.4	21.5	20.8	20.8
Franchise royalties and fees	1.9	1.7	1.9	1.8

Operating expenses:
Cost of service (1)	60.3	57.3	59.7	57.0
Cost of product (2)	50.9	50.5	51.4	50.1
Site operating expenses	9.9	9.8	10.1	10.0
General and administrative	11.0	11.9	11.0	12.2
Rent	15.9	15.8	16.0	15.6
Depreciation and amortization	4.3	5.4	4.2	5.6

Operating income	1.7	2.3	1.8	2.0

Income before income taxes and equity in (loss) income of affiliated companies	0.5	1.4	3.9	1.0
(Loss) income from continuing operations	(3.2)	2.3	1.8	1.7
Income (loss) from discontinued operations, net of tax	0.8	(13.2)	0.8	(6.3)
Net (loss) income	(2.4)	(10.9)	2.6	(4.6)

(1)                                Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)                                Computed as a percent of product revenues and excludes depreciation and amortization expense.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 3.8 percent to $506.2 million during the three months ended December 31, 2012 and decreased 4.3 percent to $1,011.5 million during the six months ended December 31, 2012. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
		(Dollars in thousands)
North American salons:
Regis	$95,432	$104,629	$192,299	$209,496
MasterCuts	37,604	40,293	75,535	80,751
SmartStyle	127,369	125,980	250,367	254,464
Supercuts	85,109	85,031	172,177	168,634
Promenade	127,888	136,136	256,906	276,581
Total North American salons	473,402	492,069	947,284	989,926
International salons	32,763	34,069	64,241	67,558
Consolidated revenues	$506,165	$526,138	$1,011,525	$1,057,484
Percent change from prior year	(3.8)%	(2.3)%	(4.3)%	(2.1)%
Salon same-store sales decrease	(1.9)%	(3.3)%	(2.5)%	(3.4)%

Same-store sales by concept as of the three months ended December 31, 2012 and 2011, respectively, are detailed in the table below

	For the Periods Ended December 31,
	Three Months		Six Months
	2012	2011	2012	2011
Regis	(3.2)%	(3.5)%	(3.4)%	(3.5)%
MasterCuts	(4.2)	(2.1)	(4.2)	(2.9)
SmartStyle	0.5	(3.7)	(1.9)	(3.8)
Supercuts	0.3	(1.3)	0.7	(0.9)
Promenade	(2.9)	(2.8)	(3.0)	(2.9)
North America same-store sales	(1.7)	(2.9)	(2.3)	(3.0)
International same-store sales	(6.6)	(10.1)	(5.8)	(9.8)
Consolidated same-store sales	(1.9)%	(3.3)%	(2.5)%	(3.4)%

The percent changes in consolidated revenues during the three and six months ended December 31, 2012 and 2011, respectively, were driven by the following:

	For the Periods Ended December 31,
	Three Months		Six Months
Percentage Increase (Decrease) in Revenues	2012	2011	2012	2011
Same-store sales	(1.9)%	(3.3)%	(2.5)%	(3.4)%
Acquisitions	0.0	0.8	0.1	1.0
New stores and conversions	1.2	1.3	1.4	1.1
Foreign currency	0.1	0.1	(0.1)	0.4
Franchise revenues	0.1	0.0	0.1	0.0
Closed salons	(3.4)	(2.2)	(3.2)	(2.0)
Other	0.1	1.0	(0.1)	0.8
	(3.8)%	(2.3)%	(4.3)%	(2.1)%

The same-store sales decrease of 1.9 and 2.5 percent during the three and six months ended December 31, 2012, respectively, was due to a decrease in guest visits, partially offset by an increase in average ticket. We acquired five salons (including four franchise salon buybacks) during the twelve months ended December 31, 2012. The Company constructed 231 company-owned salons during the twelve months ended December 31, 2012. We closed 510 salons (including 76 franchise salons) during the twelve months ended December 31, 2012.

The same-store sales decrease of 3.3 and 3.4 percent during the three and six months ended December 31, 2011, respectively, was due to a decrease in guest visits and average ticket. We acquired 56 salons (including 54 franchise salon buybacks) during the twelve months ended December 31, 2011. The company constructed 165 company-owned salons during the twelve months ended December 31, 2011. We closed 287 salons (including 34 franchise salons) during the twelve months ended December 31, 2011.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories were as follows:

Service Revenues. Service revenues include revenues generated from company-owned salons. Total service revenues for the three and six months ended December 31, 2012 and 2011 were as follows:

		Decrease Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$388,286	$(15,739)	(3.9)%
2011	404,025	(10,265)	(2.5)
Six Months
2012	$781,702	$(37,340)	(4.6)%
2011	819,042	(17,932)	(2.1)

The decrease in service revenues during the three and six months ended December 31, 2012 was primarily due to the closure of 434 company-owned salons during the twelve months ended December 31, 2012. In addition, the decrease in service revenues is also due to Hurricane Sandy and same-store service sales decreases of 1.5 and 2.3 percent, respectively, which was primarily a result of a decline in same-store guest visits, partially offset by an increase in average ticket. The decrease in service revenues was partially offset by growth due to new salons during the previous twelve months.

The decrease in service revenues during the three and six months ended December 31, 2011 was primarily due to same-store service sales decreasing 3.4 and 3.3 percent, respectively, which was primarily as a result of a decline in same-store guest visits and average ticket and the closure of the 253 company-owned salons during the twelve months ended December 31, 2011. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

Product Revenues. Product revenues are primarily sales at company-owned salons and sales of product and equipment to franchisees. Total product revenues for the three and six months ended December 31, 2012 and 2011 were as follows:

		(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$108,236	$(4,664)	(4.1)%
2011	112,900	(2,318)	(2.0)
Six Months
2012	$210,520	$(9,153)	(4.2)%
2011	219,673	(5,360)	(2.4)

The decrease in product revenues during the three and six months ended December 31, 2012 was primarily due to same-store product sales decreasing 3.6 and 3.4 percent, respectively, and the closure of 434 company-owned salons during the twelve months ended December 31, 2012. The decrease in product revenues was partially offset by growth due to new salons during the previous twelve months.

The decrease in product revenues during the three and six months ended December 31, 2011 was primarily due to same-store product sales decreasing 3.0 and 3.6 percent, respectively, and the closure of 253 company-owned salons during the twelve months ended December 31, 2011. Product sales were unfavorably impacted during the six months ended December 31, 2011 as two vendor lines were repackaged in the first fiscal quarter. The decrease in product revenues was partially offset by increased product sales of the Company’s private label lines in our North American segment due to holiday promotional deals, growth due to new and acquired salons during the previous twelve months, and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro.

Royalties and Fees.  Total franchise revenues, which include royalties and fees, for the three and six months ended December 31, 2012 and 2011 were as follows:

		Increase Over Prior Fiscal Year
Periods Ended December 31,	Revenues	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$9,643	$430	4.7%
2011	9,213	195	2.2
Six Months
2012	$19,303	$534	2.8%
2011	18,769	259	1.4

Total franchise locations open at December 31, 2012 were 2,039, as compared to 2,007, at December 31, 2011. The increase in royalties and fees was primarily due to franchise positive same-store sales and the increase in franchise locations during the twelve months ended December 31, 2012.

Total franchise locations open at December 31, 2011 were 2,007, as compared to 1,974, at December 31, 2010. During the six months ended December 31, 2011 we purchased a franchise network, consisting of 31 franchise locations. The increase in royalties and fees was primarily due to franchise positive same-store sales and the increase in franchise locations during the twelve months ended December 31, 2011.

Gross Margin (Excluding Depreciation and Amortization)

Our cost of revenues primarily includes labor costs related to salon employees, the cost of product used in providing services and the cost of products sold to guests and franchisees.  The resulting gross margin for the three and six months ended December 31, 2012 and 2011 was as follows:

	Gross	Margin as % of Service and Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$207,193	41.7%	$(21,333)	(9.3)%	(250)
2011	228,526	44.2	(3,311)	(1.4)	40
Six Months
2012	$417,233	42.1%	$(44,395)	(9.6)%	(230)
2011	461,628	44.4	(7,852)	(1.7)	20

(1)         Represents the basis point change in gross margin as a percent of service and product revenues as compared to the corresponding periods of the prior fiscal year.

Service Margin (Excluding Depreciation and Amortization).  Service margin for the three and six months ended December 31, 2012 and 2011 was as follows:

	Service	Margin as % of Service	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$154,021	39.7%	$(18,612)	(10.8)%	(300)
2011	172,633	42.7	(1,876)	(1.1)	60
Six Months
2012	$314,909	40.3%	$(37,076)	(10.5)%	(270)
2011	351,985	43.0	(5,333)	(1.5)	30

(1)         Represents the basis point change in service margin as a percent of service revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in service margin as a percent of service revenues during the three and six months ended December 31, 2012 was primarily due to increased labor costs in our North American salons, a result of increased hours, compensating stylists on the gross sales amount during certain coupon events and a new manager bonus program.

The basis point increase in service margin as a percent of service revenues during the three and six months ended December 31, 2011 was primarily due to increased productivity in our salons, lower commissions as a result of the implementation of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims. Partially offsetting the increase was negative leverage on fixed payroll costs due to negative same-store service sales and an increase in payroll taxes as a result of states increasing unemployment taxes.

Product Margin (Excluding Depreciation and Amortization).  Product margin for the three and six months ended December 31, 2012 and 2011 was as follows:

	Product	Margin as % of Product	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Margin	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$53,172	49.1%	$(2,721)	(4.9)%	(40)
2011	55,893	49.5	(1,435)	(2.5)	(30)
Six Months
2012	$102,324	48.6%	$(7,319)	(6.7)%	(130)
2011	109,643	49.9	(2,519)	(2.2)	10

(1)         Represents the basis point change in product margin as a percent of product revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in product margin as a percent of product revenues during the three and six months ended December 31, 2012 was primarily a result of inventory write-offs associated with salon locations that closed during the six months ended December 31, 2012 and donations associated with Hurricane Sandy. In addition, the basis point decrease during the six months was also due to higher commissions paid to stylists in North American salons as a result of a service and retail combined ticket commission incentive and a shift in mix to promotional items with lower margins.

The basis point decrease in product margin as a percent of product revenues during the three months ended December 31, 2011 was due to a shift in sales mix to lower margin products and promotions in our North American segment and increases in freight-in costs due to higher fuel prices. Partially offsetting the decrease was a reduction in commissions paid to new employees on retail product sales in our North American segment and an improvement in product margins in our International segment due to a shift in sales mix to higher margin products.

The basis point increase in product margin as a percent of product revenues during the six months ended December 31, 2011 was due to a reduction in commissions paid to new employees. Partially offsetting the increase was a shift in sales mix to lower margin products and promotions in our North American segment and increase in freight-in costs due to higher fuel prices.

Site Operating Expenses

This expense category includes direct costs incurred by our salons such as advertising, workers’ compensation, insurance, utilities and janitorial costs. Site operating expenses for the three and six months ended December 31, 2012 and 2011 were as follows:

	Site	Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Operating	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$49,872	9.9%	$(1,594)	(3.1)%	10
2011	51,466	9.8	(4,007)	(7.2)	(50)
Six Months
2012	$102,219	10.1%	$(4,058)	(3.8)%	10
2011	106,277	10.0	(2,036)	(1.9)	—

(1)         Represents the basis point change in site operating expenses as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The reduction in site operating expenses during the three and six months ended December 31, 2012 was primarily due to a reduction in advertising expenses partially offset by an increase in communications expense.

The reduction in site operating expenses during the three and six months ended December 31, 2011 was primarily due to a reduction in self-insurance accruals and cost savings associated with inventory counts. In addition, the reduction during the six months ended December 31, 2011 was partially offset by increases in advertising expense related to promotional activity to increase guest trial and charges for salon internet connectivity.

General and Administrative

General and administrative (G&A) includes costs associated with our field supervision, salon training and promotions, product distribution centers and corporate offices (such as salaries and professional fees), including costs incurred to support franchise operations. G&A expenses for the three and six months ended December 31, 2012 and 2011 were as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	G&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$55,795	11.0%	$(6,847)	(10.9)%	(90)
2011	62,642	11.9	942	1.5	40
Six Months
2012	$111,667	11.0%	$(16,845)	(13.1)%	(120)
2011	128,512	12.2	5,490	4.5	80

(1)         Represents the basis point change in G&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point improvement in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2012 was primarily due to the prior year comparable period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy within our unallocated corporate segment. In addition, salary expense has decreased due to the January 2012 reduction in the corporate workforce and lower warehouse costs.

The basis point increase in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to incremental costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy within our unallocated corporate segment information, partially offset by a decline in travel expense that was a result of the implementation of portable technology for field staff and the prior period including expenditures associated with the Regis salon concept national salon managers’ meeting.

Rent

Rent expense, which includes base and percentage rent, common area maintenance, and real estate taxes, for the three and six months ended December 31, 2012 and 2011, was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Rent	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$80,555	15.9%	$(2,694)	(3.2)%	10
2011	83,249	15.8	328	0.4	40
Six Months
2012	$162,054	16.0%	$(3,371)	(2.0)%	40
2011	165,425	15.6	(340)	(0.2)	30

(1)         Represents the basis point change in rent as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point increase in rent expense as a percent of consolidated revenues for all periods presented was due to negative leverage in this fixed costs category, partially offset by salon closures.

Depreciation and Amortization

Depreciation and amortization expense (D&A) for the three and six months ended December 31, 2012 and 2011 was as follows:

		Expense as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	D&A	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$21,891	4.3%	$(6,555)	(23.0)%	(110)
2011	28,446	5.4	5,418	23.5	110
Six Months
2012	$42,600	4.2%	$(16,643)	(28.1)%	(140)
2011	59,243	5.6	13,314	29.0	130

(1)         Represents the basis point change in D&A as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2012 was primarily due to the prior periods including $6.3 and $15.0 million, respectively, of accelerated depreciation expense, primarily in our unallocated corporate segment, associated with the Company’s previously internally developed point-of-sale (POS) system.

The basis point increase in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2011 was primarily due to accelerated depreciation expense resulting from the useful life adjustment of the Company’s previously internally developed point-of-sale (POS) system. The previously internally developed POS system was fully depreciated as of June 30, 2012.

Interest Expense

Interest expense for the three and six months ended December 31, 2012 and 2011 was as follows:

		Expense as % of Consolidated	Decrease Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$6,649	1.3%	$(554)	(7.7)%	(10)
2011	7,203	1.4	(1,531)	(17.5)	(20)
Six Months
2012	$13,478	1.3%	$(1,085)	(7.5)%	(10)
2011	14,563	1.4	(3,089)	(17.5)	(20)

(1)         Represents the basis point change in interest expense as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The basis point decrease in interest expense as a percent of consolidated revenues for all periods presented was primarily due to decreased debt levels as compared to the prior year comparable period.

Interest Income and Other, net

Interest income and other, net for the three and six months ended December 31, 2012 and 2011 was as follows:

		Income as % of Consolidated	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	Interest	Revenues	Dollar	Percentage	Basis Point(1)
	(Dollars in thousands)
Three Months
2012	$601	0.1%	$(2,050)	(77.3)%	(40)
2011	2,651	0.5	49	1.9	—
Six Months
2012	$35,213	3.5%	$31,244	787.2%	310
2011	3,969	0.4	596	17.7	10

(1)         Represents the basis point change in interest income and other, net as a percent of consolidated revenues as compared to the corresponding periods of the prior fiscal year.

The decrease in interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2012 was due to the prior year comparable period including a favorable legal settlement and the foreign currency impact on the Company’s investment in MY Style.

The basis point improvement in interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2012 was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance.

Interest income and other, net as a percent of consolidated revenues during the three and six months ended December 31, 2011 was flat and increased by ten basis points, respectively, with the comparable prior period. Foreign currency impact related to the Company’s investment in MY Style and a favorable legal settlement during the three and six month periods ended December 31, 2011 were offset by the prior year comparable period including an interest payment of $0.7 million on the note receivable with the purchaser of Trade Secret and lower fees received during the three and six month periods ended December 31, 2011 for warehousing services provided to the purchaser of Trade Secret.

Income Taxes

Our reported effective income tax rate for the three and six months ended December 31, 2012 and 2011 was as follows:

		Basis Point(1)
Periods Ended December 31,	Effective Rate	Increase (decrease)
Three Months
2012	40.6%	3,320
2011	7.4	(2,100)
Six Months
2012	10.2%	(670)
2011	16.9	(1,750)

(1)         Represents the basis point change in income tax (benefit) expense as a percent of (loss) income before income taxes and equity in income of affiliated companies as compared to the corresponding periods of the prior fiscal year.

The basis point increase in our overall effective income tax rate for the three months ended December 31, 2012 was due to employment credits related to the Small Business and Work Opportunity Tax Act of 2007 that were recognized in the comparable period of the prior year. Because these employment credits expired as of December 31, 2011, the income tax rate for the three months ended December 31, 2012 does not include any tax benefit for employment credits. On January 2, 2013, the American Taxpayer Relief Act of 2012 was enacted. This Act retroactively extends the Work Opportunity Tax Credit from January 1, 2012 through December 31, 2013. As a result, the Company will include an estimate of the tax benefit for the retroactive extension of the employment credits in the calculation of its income tax rate beginning in the quarter ended March 31, 2013. Depending upon the amount of credits earned and the relative amount of pre-tax book income, the benefit to be recorded may significantly affect the Company’s tax rate.

The basis point decrease in our overall effective income tax rate for the six months ended December 31, 2012 was due to the recognition of a $33.8 million foreign currency translation gain. This amount was primarily non-taxable.

The basis point decrease in our overall effective income tax rate for the three and six months ended December 31, 2011 was primarily due to the employment credits related to the Small Business and Work Opportunity Tax Act of 2007 providing a larger tax benefit than the comparable period of the prior year

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in (loss) income of affiliates represents the income or loss generated by our equity investment in Empire Education Group, Inc., and other equity method investments. Equity in (loss) income of affiliated companies for the three and six months ended December 31, 2012 and 2011 was as follows:

	Equity in (loss)	(Decrease) Increase Over Prior Fiscal Year
Periods Ended December 31,	income	Dollar	Percentage
		(Dollars in thousands)
Three Months
2012	$(17,709)	$(22,768)	(450.0)%
2011	5,059	2,047	68.0
Six Months
2012	$(17,132)	$(26,061)	(291.9)%
2011	8,929	3,342	59.8

The (loss) in equity of affiliated companies during the three and six months ended December 31, 2012 was primarily a result of the Company’s $17.9 million other than temporary impairment charge recorded on its investment in EEG. In addition, the comparable prior periods included the equity in income of the Company’s investment in Provalliance, which was sold in September 2012.

The increase in equity in income of affiliated companies during the three and six months ended December 31, 2011 was a result of an increase in the Company’s share of Provalliance’s net income over the comparable prior period due to the Company’s 16.7 percent increase in ownership in March 2011.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Income from discontinued operations for the three and six months ended December 31, 2012 and 2011 was as follows:

	Income (loss) from Discontinued Operations,	Increase (Decrease) Over Prior Fiscal Year
Periods Ended December 31,	Net of Taxes	Dollar	Percentage
	(Dollars in thousands)
Three Months
2012	$3,853	$73,180	105.6%
2011	(69,327)	(72,510)	(2,278.0)
Six Months
2012	$7,630	$74,243	111.5%
2011	(66,613)	(73,726)	(1,036.5)

Hair Restoration Centers was held for sale as of December 31, 2012 and is presented as a discontinued operation for all comparable prior periods. The increase in income from discontinued operations, net of income taxes for the three and six months ended December 31, 2012 relates to goodwill impairment charges of $78.4 million during the three and six months ended December 31, 2011.

The decrease in income from discontinued operations, net of taxes for the three and six months ended December 31, 2011 relates to the goodwill impairment charges of $78.4 million during the three and six months ended December 31, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Overview

We continue to maintain a strong balance sheet to support system growth and financial flexibility. Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point (Decrease) Increase (1)
December 31, 2012	23.7%	(70)
June 30, 2012	24.4	110

(1)         Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end.

The decrease in the debt to capitalization ratio as of December 31, 2012 compared to June 30, 2012 was primarily due to decreased debt levels stemming from repayments during the six months ended December 31, 2012, partially offset by the $17.9 million impairment charge associated with our investment in EEG.

The basis point increase in the debt to capitalization ratio as of June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in shareholders’ equity as a result of the $146.1 million in non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit, a $17.2 million net impairment charge associated with the sale of Provalliance, and a $19.4 million impairment charge associated with our investment in EEG. Partially offsetting these impacts was a decrease in debt levels from scheduled payments.

Total assets at December 31, 2012 and June 30, 2012 were as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2012	2012	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Total Assets	$1,540,903	$1,571,846	$(30,943)	(2.0)%

(1)         Change as compared to prior fiscal year end.

During the six months ended December 31, 2012, total assets decreased primarily as a result of the non cash other than temporary impairment charge of $17.9 million associated with our investment in EEG and the $14.9 million repurchase of common stock.

Total shareholders’ equity at December 31, 2012 and June 30, 2012 was as follows:

	December 31,	June 30,	$ Decrease Over	% Decrease Over
	2012	2012	Prior Period(1)	Prior Period(1)
	(Dollars in thousands)
Shareholders’ Equity	$866,745	$889,157	$(22,412)	(2.5)%

(1)            Change as compared to prior fiscal year end.

During the six months ended December 31, 2012, equity decreased primarily as a result of the non cash other than temporary impairment charge of $17.9 million associated with our investment in EEG, $14.9 million in repurchases of common stock and $6.9 million of dividends, partially offset by $4.9 million in foreign currency translation adjustments, $3.9 million in income from discontinued operations and income from continuing operations before the equity in loss of affiliated companies due to the EEG impairment.

Cash Flows

Operating Activities

Net cash provided by operating activities was $59.0 and $61.9 million during the six months ended December 31, 2012 and 2011, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Operating Cash Flows	2012	2011
	(Dollars in thousands)
Net (loss) income	$26,158	$(49,090)
Depreciation and amortization	43,089	65,801
Equity in income of affiliated companies	16,692	(9,313)
Dividends received from affiliated companies	693	606
Deferred income taxes	11,352	(7,245)
Goodwill impairment	—	78,426
Accumulated other comprehensive income reclassification adjustments	(33,842)	—
Receivables	4,777	(4,861)
Inventories	(12,251)	(20,382)
Income tax receivable	(1,894)	4,996
Other current assets	3,481	2,662
Other assets	627	(2,708)
Accounts payable and accrued expenses	(7,686)	5,176
Other non-current liabilities	1,039	(9,743)
Other	6,734	7,622
	$58,969	$61,947

During the six months ended December 31, 2012, cash provided by operating activities was less than the corresponding period of the prior fiscal year as a result of the operations shortfall due to the decrease in same-store sales and gross margins.

Investing Activities

Net cash provided by (used in) investing activities was $88.0 and ($42.9) million during the six months ended December 31, 2012 and 2011, respectively, and was the result of the following:

	For the Six Months Ended December 31,
Investing Cash Flows	2012	2011
	(Dollars in thousands)
Capital expenditures for remodels or other additions	$(20,641)	$(17,814)
Capital expenditures for the corporate office (including all technology-related expenditures)	(14,802)	(15,829)
Capital expenditures for new salon construction	(7,757)	(9,336)
Proceeds from sale of assets	152	371
Business and salon acquisitions	—	(2,225)
Proceeds from loans and investments	131,054	1,956
Disbursements for loans and investments	—	—
	$88,006	$(42,877)

During the six months ended December 31, 2012, cash provided by investing activities was greater than the corresponding period of the prior fiscal year primarily due to the receipt of $103.4 million from the sale of Provalliance and $26.4 million from EEG related to principal payments on the outstanding note receivable and revolving line of credit.

Financing Activities

Net cash used in financing activities was $43.1 and $28.9 million during the six months ended December 31, 2012 and 2011, respectively, was the result of the following:

	For the Six Months Ended December 31,
Financing Cash Flows	2012	2011
	(Dollars in thousands)
Net payments of long-term debt	$(21,298)	$(21,990)
Repurchase of common stock	(14,868)	—
Dividends paid	(6,905)	(6,952)
	$(43,071)	$(28,942)

During the six months ended December 31, 2012, cash used in financing activities was greater than the corresponding period of the prior fiscal year due to the repurchase of common stock.

Acquisitions

There were no acquisitions for the three and six months ended December 31, 2012.

Acquisitions of $2.2 million during the six months ended December 31, 2011 consisted of eight franchise buybacks and one acquired corporate salon. On July 1, 2011, the Company acquired a 60.0 percent ownership interest in Roosters MGC International LLC (Roosters), consisting of 31 franchise salons.

Contractual Obligations and Commercial Commitments

As a part of our salon development program, we continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations. In connection with the sale of Trade Secret during fiscal year 2009, the Company maintains a guarantee of certain operating leases with future minimum rents of approximately $2.0 million. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility are our most significant sources of liquidity.  We believe these sources of liquidity will be sufficient to sustain operations and to finance anticipated growth opportunities and strategic initiatives for at least the next twelve months.  We also anticipate access to long-term financing. However, in the event our liquidity is insufficient and we are not able to access long-term financing, we may be required to limit our growth opportunities.  There can be no assurance that we will continue to generate cash flows at or above current levels.

As of December 31, 2012, cash and cash equivalents were $180.2, $10.2 and $27.9 million within the United States, Canada, and Europe, respectively. In October 2012, $120.6 million of cash was returned to the U.S. through the repayment of intercompany notes.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016.  As of December 31 2012, the Company had no outstanding borrowings under the facility.  Additionally, the Company had outstanding standby letters of credit under the facility of $26.6 million at December 31, 2012, primarily related to its self insurance program. Unused available credit under the facility at December 31, 2012 was $373.4 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility.  At December 31, 2012, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

See Note 8 of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for additional information regarding our financing arrangements.

Dividends

We paid dividends of $0.12 per share during the six months ended December 31, 2012 and 2011. On January 29, 2013, our Board of Directors declared a $0.06 per share quarterly dividend payable February 26, 2013 to shareholders of record on February 12, 2013.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date.  During the three months ended December 31, 2012, the Company repurchased 909,175 shares for $14.9 million. At December 31, 2012, $58.7 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of management and organizational changes; the Company’s dependence on same-store sales increases to increase revenue; the impact on the Company of healthcare reform legislation; competition within the personal hair care industry, which remains strong, both domestically and internationally; price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends;  the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; the Company’s reliance on management information systems; successful deployment of point-of-sale and guest relationship management systems; the ability of the Company to retain and attract stylists; labor and benefit costs; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes and possible franchise legislation; the ability of the Company to optimize its brand portfolio and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; financial performance of our joint ventures; risk inherent to international developments (including currency fluctuations); or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration the earnings implications associated with the volatility of short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable debt is available through the Company’s revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company’s short and long-term borrowing needs. The Company had outstanding fixed rate debt balances of $269.0 and $287.7 million at December 31, 2012 and June 30, 2012, respectively.

For additional information, including a tabular presentation of the Company’s debt obligations and derivative financial instruments, refer to Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s June 30, 2012 Annual Report on Form 10-K. Other than the information included above, there have been no material changes to the Company’s market risk during the three months ended December 31, 2012.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period.  Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2012 because of the material weakness in our internal control over financial reporting.

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

Notwithstanding the material weakness described above, management has concluded that the Company’s Interim Condensed Consolidated Financial Statements for the periods covered by and included in this Quarterly Report on Form 10-Q are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. A Special Litigation Committee has been formed per the direction of the presiding judge and is investigating these claims. The Company is working with outside counsel and is cooperating with the investigation. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 1A.  Risk Factors

We have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2012. The following is not an exclusive list of all risk factors the Company faces. You should consider the risks and uncertainties more fully discussed under Part I, Item 1A, Risk Factors within the Company’s 2012 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.

Our business is based on the success of our salons which is driven by the success of our stylists. It is important for us to attract and retain talented stylists.

Guest loyalty is based on the stylist who is providing services to our guests. Our main objective is to have our guests leave feeling satisfied and wanting to come back. To ensure that our guests are receiving the best possible care, we need to focus on retaining and attracting highly qualified stylists. We have recently invested in orientation programs, training and development, rewards and recognition to ensure a performance driven culture. To continue to be successful in the future we will need to continue to offer competitive wages, benefits and education and training programs to attract and retain talented stylists. Any shortcomings by stylists or the training and guidance they receive, particularly an issue affecting the quality of the guest service experience or compliance with safety and health regulations, may be attributed to the Company as a whole, thus damaging our reputation and brand value and potentially affecting our results of operations.

Failure to optimize our brand portfolio could have a negative impact on our financial results.

To be successful in the future, we must focus on optimizing our core brands to increase their values and growth. Optimization of our core brands will enable us to simplify our operating model.  Failure to do so could adversely impact our ability to grow revenue and realize further efficiencies within our results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who choose to participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.

We offer comprehensive healthcare coverage to eligible full-time and part-time employees in the United States. We currently have relatively low minimum work hour requirements for our United States employees to be eligible for healthcare coverage under our healthcare plans but for various reasons many of our eligible employees choose not to participate in our plans. However, many of such eligible employees who currently choose not to participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective in 2014. Such changes include potential fees to persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible for healthcare coverage under an employer’s plan. If a large portion of current eligible employees who currently choose not to participate in our plans choose to enroll when or after the law becomes effective and clarification around uncertainties on this pending legislation may significantly increase our healthcare coverage costs and negatively impact on our operating results.

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

In fiscal year 2012 the Company began the process of implementing a new point-of-sale system in our salons and will continue to implement in the United Kingdom as technology will allow. The Company is currently implementing another third party POS solution for salons in North America. Failure to effectively implement the point-of-sale system may adversely affect our operating results.

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

During the three months ended December 31, 2012 and fiscal year 2012, we recorded impairments of $17.9 and $19.4 million related to our investment in EEG. Due to economic and other factors, we may be required to take additional impairment charges related to our investments and such impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take impairment charges related to long-lived assets and goodwill, and our share of such impairment charges could be material to our consolidated balance sheet and results of operations. Specific to EEG, the for-profit post secondary educational market has experienced further and substantial declines during the six months ended December 31, 2012. Should this continue, an additional investment impairment would be likely. Further, our share of our EEG’s goodwill balances as of December 31, 2012 is approximately $16 million. Based on the Company’s work associated with the investment impairment recorded during the three months ended December 31, 2012, the Company’s estimate of EEG’s fair value exceed carrying value by 5%. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations for the for—profit educational sector could lead to a goodwill impairment by EEG which the Company would record 55.1% of the impairment given our present ownership. For example, during fiscal year 2012 we recorded $8.7 million for our share of an intangible asset impairment recorded by EEG.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, our Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2012, a total accumulated 7.7 million shares have been repurchased for $241.3 million. At December 31, 2012, $58.7 million remains outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2012:

			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares that
			As Part of Publicly	May Yet Be Purchased
	Total Number of	Average Price	Announced Plans	under the Plans or
Period	Shares Purchased	Paid per Share	or Programs	Programs (in thousands)

10/1/12 — 10/31/12	63,283	$16.19	6,848,072	$72,500

11/1/12 — 11/30/12	845,892	16.33	7,693,964	58,684

12/1/12 — 12/31/12	—	—	—	58,684

Total	909,175	$16.32	7,693,964	$58,684

Item 6.  Exhibits

Exhibit 10(a)(*)	Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel

Exhibit 10(b)

First Amendment to Fifth Amended and Restated Credit Agreement, dated June 30, 2011, among the Company, and various financial institutions and JPMorgan Chase Bank, N.A., as Administration Agent, dated December 19, 2012

Exhibit 10(c)

Amendment No. 9 to Amend and Restated Private Shelf Agreement between Regis Corporation and Prudential Investment Management, Inc., The Prudential Insurance Company of America, Pruco Life Insurance Company, Pruco Life Insurance Company of New Jersey and other Prudential affiliates dated December 19, 2012

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

REGIS CORPORATION

Date: February 4, 2013	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer