Form 10-Q
period 2013-03-31
REGIS CORP
filed 2013-05-07
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 30, 2013:

Common Stock, $.05 par value	56,655,632
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(Dollars in thousands, except share data)

	March 31, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$180,309	$111,943
Receivables, net	32,734	28,954
Inventories	148,493	142,276
Deferred income taxes	18,051	14,503
Income tax receivable	19,198	14,098
Other current assets	47,939	55,903
Current assets held for sale (Note 2)	17,222	17,000
Total current assets	463,946	384,677

Property and equipment, net	307,295	305,799
Goodwill	462,333	462,279
Other intangibles, net	22,154	23,395
Investment in and loans to affiliates	43,308	160,987
Other assets	61,747	59,488
Long-term assets held for sale (Note 2)	181,009	175,221

Total assets	$1,541,792	$1,571,846

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$29,044	$28,937
Accounts payable	67,721	47,890
Accrued expenses	133,265	157,026
Current liabilities related to assets held for sale (Note 2)	18,503	18,120
Total current liabilities	248,533	251,973

Long-term debt and capital lease obligations	239,593	258,737
Other noncurrent liabilities	162,252	143,972
Long-term liabilities related to assets held for sale (Note 2)	30,356	28,007
Total liabilities	680,734	682,689
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 56,712,570 and 57,415,241 common shares at March 31, 2013 and June 30, 2012, respectively	2,836	2,871
Additional paid-in capital	333,920	346,943
Accumulated other comprehensive income	21,850	55,114
Retained earnings	502,452	484,229

Total shareholders’ equity	861,058	889,157

Total liabilities and shareholders’ equity	$1,541,792	$1,571,846

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three and Nine Months Ended March 31, 2013 and 2012

(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Revenues:
Service	$392,149	$412,973	$1,173,851	$1,232,015
Product	103,222	113,153	313,742	332,826
Royalties and fees	9,566	9,775	28,869	28,544
	504,937	535,901	1,516,462	1,593,385
Operating expenses:
Cost of service	234,321	239,413	701,114	706,470
Cost of product	53,276	56,864	161,472	166,894
Site operating expenses	53,737	50,783	155,956	157,060
General and administrative	56,800	60,256	168,467	188,768
Rent	80,761	82,170	242,815	247,595
Depreciation and amortization	22,734	23,465	65,334	82,708
Total operating expenses	501,629	512,951	1,495,158	1,549,495

Operating income	3,308	22,950	21,304	43,890

Other income (expense):
Interest expense	(6,356)	(6,790)	(19,834)	(21,353)
Interest income and other, net	(62)	121	35,151	4,090

(Loss) income before income taxes and equity in income (loss) of affiliated companies	(3,110)	16,281	36,621	26,627

Income taxes	2,850	(4,946)	(1,221)	(6,698)
Equity in income (loss) of affiliated companies, net of income taxes	1,156	(15,213)	(15,976)	(6,284)

Income (loss) from continuing operations	896	(3,878)	19,424	13,645

Income (loss) from discontinued operations, net of taxes	1,465	2,509	9,095	(64,104)

Net income (loss)	$2,361	$(1,369)	$28,519	$(50,459)

Net income (loss) per share:
Basic:
Income (loss) from continuing operations	0.02	(0.07)	0.34	0.24
Income (loss) from discontinued operations	0.03	0.04	0.16	(1.12)
Net income (loss) per share, basic(1)	$0.04	$(0.02)	$0.50	$(0.88)
Diluted:
Income (loss) from continuing operations	0.02	(0.07)	0.34	0.24
Income (loss) from discontinued operations	0.03	0.04	0.16	(1.12)
Net income (loss) per share, diluted(1)	$0.04	$(0.02)	$0.50	$(0.88)

Weighted average common and common equivalent shares outstanding:
Basic	56,345	57,053	56,816	57,029
Diluted	56,500	57,053	56,928	57,236

Cash dividends declared per common share	$0.06	$0.06	$0.18	$0.18

(1)            Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)

For The Three and Nine Months Ended March 31, 2013 and 2012

(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012
Net income (loss)	$2,361	$(1,369)	$28,519	$(50,459)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(4,259)	6,967	601	(15,675)
Reclassification adjustments for gains included in net income (loss) (Note 5)	—	—	(33,842)	—
Net current period foreign currency translation adjustments	(4,259)	6,967	(33,241)	(15,675)
Change in fair market value of financial instruments designated as cash flow hedges	—	(16)	(23)	341
Other comprehensive (loss) income	(4,259)	6,951	(33,264)	(15,334)
Comprehensive (loss) income	$(1,898)	$5,582	$(4,745)	$(65,793)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Nine Months Ended March 31, 2013 and 2012

(Dollars in thousands)

	2013	2012
Cash flows from operating activities:
Net income (loss)	$28,519	$(50,459)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	65,823	92,510
Equity in loss of affiliated companies	15,348	5,688
Deferred income taxes	14,855	(4,981)
Accumulated other comprehensive income reclassification adjustments (Note 5)	(33,842)	—
Goodwill impairment	—	78,426
Stock-based compensation	4,723	6,065
Amortization of debt discount and financing costs	5,336	4,974
Other noncash items affecting earnings	1,500	925
Changes in operating assets and liabilities, excluding the effects of acquisitions	(20,522)	(30,104)
Net cash provided by operating activities	81,740	103,044

Cash flows from investing activities:
Capital expenditures	(72,554)	(65,619)
Proceeds from sale of assets	220	405
Asset acquisitions, net of cash acquired	—	(2,225)
Proceeds from loans and investments	131,054	2,315
Restricted cash used to collateralize insurance reserves	(24,500)	—
Net cash provided by (used in) investing activities	34,220	(65,124)

Cash flows from financing activities:
Borrowings on revolving credit facilities	5,200	427,800
Payments on revolving credit facilities	(5,200)	(427,800)
Repayments of long-term debt and capital lease obligations	(22,985)	(23,801)
Repurchase of common stock	(14,868)	—
Dividends paid	(10,310)	(10,405)
Net cash used in financing activities	(48,163)	(34,206)

Effect of exchange rate changes on cash and cash equivalents	569	(2,394)

Increase in cash and cash equivalents	68,366	1,320

Cash and cash equivalents:
Beginning of period	111,943	96,263
End of period	$180,309	$97,583

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2013 and for the three and nine months ended March 31, 2013 and 2012, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2013 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2012 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

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

The table below presents the impact of the reclassifications to the three and nine months ended March 31, 2012:

	For the Three Months Ended, March 31, 2012
	Prior Presentation(1)	Reclassification	As Presented
	(Dollars in thousands)
Cost of service	$239,524	$(111)	$239,413
Site operating expenses	47,148	3,635	50,783
General and administrative	63,780	(3,524)	60,256

	For the Nine Months Ended, March 31, 2012
	Prior Presentation(1)	Reclassification	As Presented
	(Dollars in thousands)
Cost of service	$707,162	$(692)	$706,470
Site operating expenses	144,944	12,116	157,060
General and administrative	200,192	(11,424)	188,768

(1)  Prior presentation amounts exclude amounts related to discontinued operations.  See Note 2 to the Condensed Consolidated Statement of Operations.

In addition, expenses associated with our distribution centers were reclassified from unallocated corporate costs to our North America reportable segment. The reclassifications were made to better present how management of the Company views the respective distribution centers’ expenses.  This reclassification had no impact on our Condensed Consolidated Statement of Operations. The prior period amounts have been reclassified to conform to the current year presentation.  The table below presents the impact of the reclassification of expenses between the Company’s unallocated corporate and North America reportable segment:

For the Three Months Ended, March 31, 2012
	North America			Unallocated Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation(1)	Reclassification	As Presented(2)
	(Dollars in thousands)			(Dollars in thousands)
Operating Income (Loss)	$61,753	$(6,131)	$55,622	$(39,405)	$6,131	$(33,274)

For the Nine Months Ended, March 31, 2012
	North America			Unallocated Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation(1)	Reclassification	As Presented(2)
	(Dollars in thousands)			(Dollars in thousands)
Operating Income (Loss)	$176,041	$(19,312)	$156,729	$(133,509)	$19,312	$(114,197)

(1)         Prior presentation amounts exclude amounts related to discontinued operations. See Note 2 to the Condensed Consolidated Statement of Operations.

(2)         See Note 11 to the Condensed Consolidated Statement of Operations for presentation of segment information.

Stock-Based Employee Compensation:

During the nine months ended March 31, 2013, the Company granted 118,062 restricted stock awards (RSAs), 231,820 restricted stock units (RSUs), 596,157 equity-based stock appreciation rights (SARs), and 199,041 performance share units (PSUs). The Company did not have significant grants for the three months ended March 31, 2013. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

Total compensation cost for stock-based payment arrangements totaled $1.4 million for each of the three months ended March 31, 2013 and 2012, and $4.7 and $6.1 million for the nine months ended March 31, 2013 and 2012, respectively, recorded within general and administrative expense on the Condensed Consolidated Statement of Operations.

Goodwill:

For the fiscal year 2012 annual impairment testing of goodwill, the estimated fair value of the Promenade salon concept and Hair Restoration Centers reporting units exceeded their carrying values by approximately 14.0 and 12.0 percent, respectively. The respective fair values of the Company’s remaining reporting units exceeded their carrying values by greater than 20.0 percent. While the Company has determined that the estimated fair value of Promenade is appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Promenade may experience additional impairment in future periods. The term “reasonably likely” refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of each reporting unit are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept is dependent on many factors and cannot be predicted with certainty. See Note 2 to the Condensed Consolidated Financial Statements for details on the completion of the sale of Hair Restoration Centers subsequent to March 31, 2013.

As of March 31, 2013, the Company’s estimated fair value, as determined by the sum of our reporting units’ fair value, reconciled to within a reasonable range of our market capitalization which included an assumed control premium. The Company concluded that there were no triggering events requiring the Company to perform an interim goodwill impairment test between the previous annual impairment test and March 31, 2013.

A summary of the Company’s goodwill balance as of March 31, 2013 and June 30, 2012 by reporting unit is as follows:

Reporting Unit	As of March 31, 2013	As of June 30, 2012
	(Dollars in thousands )
Regis	$34,994	$34,992
MasterCuts	4,652	4,652
SmartStyle	49,483	49,476
Supercuts	129,621	129,621
Promenade	243,583	243,538
Total	$462,333	$462,279

Recent Accounting Standards Adopted by the Company:

Comprehensive Income

In June 2011, and as subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under this guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the Condensed Consolidated Statements of Operations.

Reclassifications Out of Accumulated Other Comprehensive Income

In February 2013, the FASB issued guidance on the reporting of reclassifications out of accumulated other comprehensive income. The updated accounting guidance requires an entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. The Company adopted this guidance in the third quarter of fiscal year 2013 by disclosing the components reclassified out of accumulated comprehensive income on the Condensed Consolidated Statement of Comprehensive (Loss) Income.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014 with early adoption permitted under certain circumstances. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

Accounting for Cumulative Translation Adjustment upon Derecognition of Foreign Entities

In March 2013, the FASB updated the accounting guidance related to the release of cumulative translation adjustments.  The updated accounting guidance clarified when to release cumulative translation adjustments into net income.  The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted.  The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

2.                                     DISCONTINUED OPERATIONS:

Hair Restoration Centers

On July 13, 2012, the Company entered into an agreement to sell its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services, for cash of $163.5 million to Aderans Co., Ltd. The agreement includes a working capital adjustment provision that impacts the final sale price.  The sale includes the Company’s 50.0 percent interest in Hair Club for Men, Ltd. accounted for by the Company under the equity method. On April 9, 2013, the Company completed the sale of Hair Club. At the closing of the sale, the Company received $162.8 million, which was the purchase price of $163.5 million adjusted for the preliminary working capital provision. The Company anticipates recognizing an after-tax gain during the fourth quarter of fiscal year 2013 on the sale of Hair Club.

The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.  The assets and liabilities of this business met the criteria to be classified as held for sale and have been aggregated and reported as current assets held for sale, long-term assets held for sale, current liabilities related to assets held for sale and long-term liabilities related to assets held for sale in the Condensed Consolidated

Balance Sheet for all periods presented. The operations and cash flows of Hair Club will be eliminated from ongoing operations of the Company, which was previously recorded as the Hair Restoration reporting segment. There will be no significant continuing involvement by the Company in the operations of Hair Club after disposal.

The Company also reclassified $0.5 million for the three and nine months ended March 31, 2012 of professional fees related to the sale of Hair Club, that were previously included in unallocated corporate costs, to discontinued operations.

The following summarizes the results of operations of our discontinued Hair Club operations for the periods presented:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues	$38,424	$37,683	$115,604	$112,226
Income (loss) from discontinued operations, before income taxes	2,247	2,252	14,113	(67,227)
Income tax (provision) benefit on discontinued operations	(956)	(1,054)	(5,632)	1,428
Equity in income of affiliated companies, net of tax	174	212	614	596
Income (loss) from discontinued operations, net of income taxes	$1,465	$1,410	$9,095	$(65,203)

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance.  Depreciation and amortization ceased during the three and nine months ended March 31, 2013 in accordance with accounting for discontinued operations. Hair Club depreciation and amortization expense for the three and nine months ended March 31, 2012 was $3.2 and $9.8 million, respectively. During the three months ended December 31, 2011, the Company performed an interim impairment test of goodwill related to Hair Club and recorded a $78.4 million impairment charge for the excess of the carrying value of goodwill over the implied fair value.

Trade Secret

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret).  The Company reported Trade Secret as a discontinued operation.

During the three and nine months ended March 31, 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret.

3.                                     INVESTMENT IN AND LOANS TO AFFILIATES:

Investment in and loans to affiliates

The table below presents the carrying amount of investments in and loans to affiliates as of March 31, 2013 and June 30, 2012:

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Empire Education Group, Inc.	$43,078	$59,683
Provalliance	—	101,304
MY Style	230	—
	$43,308	$160,987

The table below presents the notes receivable from affiliates as of March 31, 2013 and June 30, 2012 recorded within other current assets on the Condensed Consolidated Balance Sheet:

	March 31, 2013	June 30, 2012
	(Dollars in thousands)
Empire Education Group, Inc.	$—	$26,412
MY Style	567	2,251
	$567	$28,663

Empire Education Group, Inc.

On August 1, 2007, the Company contributed its 51 wholly-owned accredited cosmetology schools to Empire Education Group, Inc. (EEG) in exchange for a 49.0 percent equity interest in EEG. In January 2008, the Company’s effective ownership interest increased to 55.1 percent. EEG operates 109 accredited cosmetology schools.

During the three months ended December 31, 2012, to reflect the continuation of declining enrollment, revenue and profitability in the for-profit secondary educational market, EEG updated its budgeted financial projections for future periods. As a result, the Company recorded a $17.9 million other than temporary impairment charge on its investment in EEG. The Company did not receive a tax benefit on the impairment charge. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.  The Company did not impair its investment in EEG during the three months ended March 31, 2013 as EEG’s operating performance exceeded the financial projections utilized in the December 2012 impairment analysis. Due to economic, regulatory and other factors, the Company may be required to record additional noncash impairment charges related to its investment in EEG and such noncash impairments could be material to the Company’s consolidated balance sheet and results of operations. In addition, EEG may be required to record noncash impairment charges related to long-lived assets and goodwill, and our share of such noncash impairment charges could be material to the Company’s consolidated balance sheet and results of operations.  The Company’s share of EEG’s goodwill balances as of March 31, 2013 is approximately $16 million. Based on the Company’s work associated with the investment impairment recorded during the three months ended December 31, 2012, the Company’s estimate of EEG’s fair value exceeds carrying value by 5 percent. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for-profit secondary educational market could lead to a goodwill impairment charge recorded by EEG for which the Company would record 55.1 percent of the impairment given the Company’s present ownership.

During the three months ended March 31, 2013 and 2012, the Company recorded $1.2 and $1.5 million, respectively, of equity earnings related to its investment in EEG. During the nine months ended March 31, 2013 and 2012, the Company recorded $1.3 and $4.0 million, respectively, of equity earnings related to its investment in EEG.

The Company previously provided EEG with a $15.0 million revolving credit facility and outstanding loan, both of which matured during the three months ended December 31, 2012.  The Company received $26.4 million in principal payments on the loan and revolving credit facility during the nine months ended March 31, 2013. During the three months ended March 31, 2012, the Company recorded $0.1 million of interest income related to the loan and revolving credit facility. During the nine months ended March 31, 2013 and 2012, the Company recorded less than $0.1 and $0.4 million, respectively, of interest income related to the loan and revolving credit facility.

The table below presents the summarized Statement of Operations information for EEG for the nine months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Gross revenues	$126,399	$139,180
Gross profit	41,664	50,769
Operating income	4,752	13,256
Net income	2,267	7,460

Provalliance

On September 27, 2012, the Company sold its 46.7 percent equity interest in Provalliance to the Provost Family for a purchase price of €80 million. During the three months ended September 30, 2012 the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon closing of the share purchase agreement. Due to the sale of the Company’s investment in Provalliance, the Company liquidated its foreign entities with Euro denominated operations.  During the three months ended September 30, 2012, the Company recognized $33.8 million from accumulated other comprehensive income into earnings, primarily representing a non-taxable foreign currency gain as a result of the liquidated Euro denominated operations.

4.                                     EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding RSAs, RSUs and PSUs. The Company’s dilutive earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of the net income (loss) from continuing operations available to common shareholders and the net income (loss) from continuing operations for diluted earnings per share under the if-converted method:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
	(Dollars in thousands)
Net income (loss) from continuing operations available to common shareholders	$896	$(3,878)	$19,424	$13,645
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	—	—	—
Net income (loss) from continuing operations for diluted earnings per share	$896	$(3,878)	$19,424	$13,645

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,345	57,053	56,816	57,029
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	155	—	112	207
Dilutive effect of convertible debt	—	—	—	—
Weighted average shares for diluted earnings per share	56,500	57,053	56,928	57,236

(1)         For the three months ended March 31, 2012, 237,041, common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,514,325 and 1,697,834 of equity-based compensation awards during the three months ended March 31, 2013 and 2012, respectively, and 1,619,322 and 1,721,534 of equity-based compensation awards during the nine months ended March 31, 2013 and 2012, respectively. These amounts were excluded because they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution also excluded 11,267,057 and 11,217,188 of shares from convertible debt for the three months ended March 31, 2013 and 2012, respectively, and 11,253,490 and 11,201,455 of shares from convertible debt for the nine months ended March 31, 2013 and 2012, respectively. These amounts were excluded as they were not dilutive.

5.                                     SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $13.0 million decrease in additional paid-in capital during the nine months ended March 31, 2013 was due to repurchases of common stock partially offset by stock-based compensation.

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date.  During the three months ended December 31, 2012, the Company repurchased 909,175 shares for $14.9 million. There were no share repurchases during the three months ended March 31, 2013. At March 31, 2013, $58.7 million remains outstanding on the approved stock repurchase program.

Accumulated Other Comprehensive Income:

The Company completed the sale of its investment in Provalliance during the quarter ended September 30, 2012 and subsequently liquidated all foreign entities with Euro denominated operations.  Amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $43.4 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company’s European operations, and a $1.7 million net loss associated with cash repatriation, which netted to $33.8 million for the nine months ended March 31, 2013, recorded within interest income and other, net on the Condensed Consolidated Statement of Operations.

6.           INCOME TAXES:

During the three and nine months ended March 31, 2013, the Company recognized tax (benefit) expense of $(2.9) and $1.2 million, respectively, with corresponding effective tax rates of (91.6) and 3.3 percent utilizing the estimated annual effective tax rate method. This is compared to tax expense of $4.9 and $6.7 million with corresponding effective tax rates of 30.4 and 25.2 percent in the comparable periods of the prior year utilizing the year-to-date method.

The effective income tax rate for the three months ended March 31, 2013 is higher than the effective income tax rate for the three months ended March 31, 2012 primarily due to the benefit of Work Opportunity Tax Credits including the impact of the enactment of the American Taxpayer Relief Act of 2012 that retroactively extended the Work Opportunity Tax Credits. These credits had a greater impact on the tax rate this quarter due to the amount of pretax loss reported this quarter.

The effective income tax rate for the nine months ended March 31, 2013 is lower than the effective income tax rate for the comparable period of the prior year due to the recognition of a $33.8 million foreign currency translation gain in the current period which was primarily non-taxable.

The Company’s United States federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. All earlier tax years are closed to examination. The Company is currently under audit in a number of states in which the statute of limitations has been extended for fiscal years 2008 and forward.

7.                                      COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. A Special Litigation Committee has been appointed by the Board to investigate and act on the claims.  The presiding judge has stayed the action while the Special Litigation Committee is at work.  The Company is working with outside counsel and is cooperating with the investigation. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

The exposure to loss related to the Company’s involvement with Trade Secret is the guarantee of certain operating leases that have future minimum rents of approximately $1.6 million. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

8.           GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill as of March 31, 2013 and June 30, 2012:

	March 31, 2013			June 30, 2012
	Gross			Gross
	Carrying Value	Accumulated Impairment (1)	Net (2)	Carrying Value	Accumulated Impairment (1)	Net (2)
(Dollars in thousands)
Goodwill	$759,181	$(296,848)	$462,333	$759,127	$(296,848)	$462,279

(1)     The table below contains additional information regarding the Company’s $296.8 million accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit
	(Dollars in thousands)
2009	$41,661	International
2009	78,126	Trade Secret
2010	35,277	Regis
2011	74,100	Promenade
2012	67,684	Regis
2013 (through 3.31.13)	N/A	N/A
Total	$296,848

(2) Remaining net goodwill at March 31, 2013 and June 30, 2012 relates to the Company’s North American operations.

The table below presents other intangible assets as of March 31, 2013 and June 30, 2012:

	March 31, 2013			June 30, 2012
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,501	$(3,208)	$6,293	$9,494	$(2,960)	$6,534
Franchise agreements	11,406	(6,859)	4,547	11,398	(6,494)	4,904
Lease intangibles	14,782	(6,411)	8,371	14,796	(5,862)	8,934
Non-compete agreements	207	(143)	64	207	(117)	90
Other	4,597	(1,718)	2,879	4,533	(1,600)	2,933
	$40,493	$(18,339)	$22,154	$40,428	$(17,033)	$23,395

(1)     Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

9.           FINANCING ARRANGEMENTS:

The Company’s long-term debt as of March 31, 2013 and June 30, 2012 consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	March 31, 2013	June 30, 2012
	(fiscal year)		(Dollars in thousands)
Senior term notes (1)	2013 - 2018	6.69 - 8.50%	$93,571	$111,429
Convertible senior notes	2015	5.00	165,081	161,134
Revolving credit facility (1)	2016	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	9,985	14,780
Other notes payable	2013	5.75 - 8.00	—	331
			268,637	287,674
Less current portion			(29,044)	(28,937)
Long-term portion			$239,593	$258,737

(1)         During the three months ended December 31, 2012 the Company amended its debt agreements to remove covenants related to specified minimum net worth levels.  The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2013.

Private Shelf Agreement

At March 31, 2013 and June 30, 2012, the Company had $93.6 and $111.4 million, respectively, in unsecured, fixed rate, senior term notes outstanding under a Private Shelf Agreement, of which $22.1 million were classified as part of the current portion of the Company’s long-term debt at March 31, 2013 and June 30, 2012. The notes require quarterly payments, and final maturity dates range from June 2013 through December 2017.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. At issuance, the notes were convertible, subject to certain conditions further described below, at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of March 31, 2013, the conversion rate was 65.3632 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.30 per share of the Company’s common stock). Interest expense related to the 5.0 percent contractual interest coupon was $6.5 million during the nine months ended March 31, 2013 and 2012.  Interest expense related to the amortization of the debt discount was $3.9 and $3.6 million during the nine months ended March 31, 2013 and 2012, respectively.

Revolving Credit Facility

As of March 31, 2013 and June 30, 2012, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.2 and $26.1 million at March 31, 2013 and June 30, 2012, respectively, primarily related to its self-insurance program. Unused available credit under the facility at March 31, 2013 and June 30, 2012 was $397.8 and $373.9 million, respectively.  The decrease in the outstanding standby letters of credit was due to the Company using $24.5 million of restricted cash to collateralize its self insurance program during the three months ended March 31, 2013, enabling the Company to reduce the fees associated with the standby letters of credit.  This restricted cash as of March 31, 2013 is classified within other current assets on the Condensed Consolidated Balance Sheet.

10.                              FAIR VALUE MEASUREMENTS:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

Equity put option—Provalliance.  The Company’s merger of the European franchise salon operations with the operations of the Franck Provost Salon Group on January 31, 2008 contained an equity put (Provalliance Equity Put) and an equity call. The instruments were classified as Level 3 as the fair value was determined based on unobservable inputs that could not be corroborated by observable market data. On September 27, 2012 the Company completed the sale of its 46.7 percent equity interest in Provalliance. The fair value of the Provalliance Equity Put decreased from $0.6 million as of June 30, 2012 to zero during the three months ended September 30, 2012 as it automatically terminated upon closing of the share purchase agreement.

Financial Instruments.  In addition to the financial instruments listed above, the Company’s financial instruments also include cash, cash equivalents, receivables, accounts payable and debt.

The fair value of cash and cash equivalents, receivables and accounts payable approximated their carrying values as of March 31, 2013 and June 30, 2012. At March 31, 2013, the estimated fair values and carrying amounts of debt were $283.4 and $268.6 million, respectively. At June 30, 2012, the estimated fair values and carrying amounts of debt were $307.5 and $287.7 million, respectively. The estimated fair value of debt was determined based on internal valuation models, which utilize quoted market prices and interest rates for the same or similar instruments (Level 2).

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

11.          SEGMENT INFORMATION:

As of March 31, 2013, the Company owned, franchised, or held ownership interests in approximately 10,000 worldwide locations. The Company’s locations consisted of 9,222 North American salons, including 2,060 franchise salons (located in the United States, Canada and Puerto Rico), 371 international salons (located primarily in the United Kingdom), and approximately 246 locations in which the Company maintains an ownership interest through the Company’s investment in affiliates. See Note 3 to the Condensed Consolidated Financial Statements for discussion of the Company’s investment in affiliates.

Based on the way the Company manages its business, it has reported its North American salons and international salons as two separate reportable segments.

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues (1):
North American Salons	$475,811	$503,312	$1,423,095	$1,493,238
International Salons	29,126	32,589	93,367	100,147
	$504,937	$535,901	$1,516,462	$1,593,385
Operating income (loss) (1):
North American Salons	$32,012	$55,622	$101,192	$156,729
International Salons	(213)	602	442	1,358
Total segment operating income	31,799	56,224	101,634	158,087
Unallocated Corporate	(28,491)	(33,274)	(80,330)	(114,197)
Operating income (1)	$3,308	$22,950	$21,304	$43,890

(1)         See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2012 Annual Report on Form 10-K.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. We have put on hold our historical practice of acquiring a significant amount of salons and are currently optimizing and closing underperforming locations in conjunction with simplifying our operating model. Our strategy is focused on creating an ideal guest experience. We plan to execute our strategy by putting guests and stylists first, focusing on technology and connectivity, building a winning team with a performance-driven culture, simplifying our operating model, and reviewing our non-core assets.  The purpose of reviewing non-core assets is to determine whether certain of our assets and businesses that are outside our core business of operating beauty salons should be retained by the Company or whether there are beneficial opportunities to dispose of those assets, with a view toward improving our long-term profitability and monetizing certain of our investments.  The disposal or sale of any non-core assets may impact our operations by decreasing total revenues, operating expenses and income or loss from equity method investments. On April 9, 2013, the Company completed the sale of its Hair Club for Men and Women business (Hair Club) for $162.8 million. Hair Club operated as a stand-alone business with a home office support function, located in Florida that is separate from Regis’ cost structure. See Note 2 to the Condensed Consolidated Financial Statements as the results of operations for Hair Club are accounted for as a discontinued operation for all periods presented. On September 27, 2012, the Company completed the sale of its 46.7 percent equity interest in Provalliance for $103.4 million. Provalliance was operated independently from Regis with no cost allocations from Regis.

As of March 31, 2013, we owned, franchised or held ownership interests in approximately 10,000 worldwide locations. Our locations consisted of 9,593 system wide North American and international salons, and 246 locations in which we maintain a non-controlling ownership interest less than 100 percent. Our salon concepts offer generally similar products and services and serve mass market consumers. Our salon operations are organized to be managed based on geographical location. Our North American salon operations include 9,222 salons, including 2,060 franchise salons, operating in the United States, Canada and Puerto Rico primarily under the trade names of Regis Salons, MasterCuts, SmartStyle, Supercuts and Cost Cutters. Our international salon operations include 371 salons located in Europe, primarily in the United Kingdom. As of March 31, 2013, we had approximately 52,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2012 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, investment in and loans to affiliates, revenue recognition, self-insurance accruals, stock-based compensation expense, legal contingencies and estimates used in relation to tax liabilities and deferred taxes are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2012 Annual Report on Form 10-K.

See discussion of potential impairment of a portion or all of the carrying value of goodwill for the Promenade salon concept and the carrying value of our investment in Empire Education Group, Inc. (EEG) within Notes 1 and 3, respectively, to the Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Beginning with the period ended September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation.  All comparable periods reflect Hair Restoration Centers as a discontinued operation.  Discontinued operations is discussed at the end of this section.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as noted.

	For the Periods Ended March 31,
	Three Months						Nine Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)		($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)
Service revenues	$392.1	$413.0	77.7%	77.1%	60	(50)	$1,173.9	$1,232.0	77.4%	77.3%	10	(20)
Product revenues	103.2	113.2	20.4	21.1	(70)	40	313.7	332.8	20.7	20.9	(20)	10
Franchise royalties and fees	9.6	9.8	1.9	1.8	10	10	28.9	28.5	1.9	1.8	10	10

Cost of service (1)	234.3	239.4	59.8	58.0	180	—	701.1	706.5	59.7	57.3	240	(20)
Cost of product (2)	53.3	56.9	51.6	50.3	130	(30)	161.5	166.9	51.5	50.1	140	(20)
Site operating expenses	53.7	50.8	10.6	9.5	110	(30)	156.0	157.1	10.3	9.9	40	—
General and administrative	56.8	60.3	11.2	11.2	—	(200)	168.5	188.8	11.1	11.8	(70)	(20)
Rent	80.8	82.2	16.0	15.3	70	20	242.8	247.6	16.0	15.5	50	30
Depreciation and amortization	22.7	23.5	4.5	4.4	10	—	65.3	82.7	4.3	5.2	(90)	90

Interest expense	(6.4)	(6.8)	(1.3)	(1.3)	—	(20)	(19.8)	(21.4)	(1.3)	(1.3)	—	(30)
Interest income and other, net	(0.1)	0.1	0.0	0.0	—	10	35.2	4.1	2.3	0.3	200	10

Income taxes (3)	2.9	(4.9)	(91.6)	30.4	N/A	N/A	(1.2)	(6.7)	3.3	25.2	(2,190)	N/A
Equity in income (loss) of affiliated companies, net of income taxes	1.2	(15.2)	0.2	(2.8)	300	(250)	(16.0)	(6.3)	(1.1)	(0.4)	(70)	(60)

Income (loss) from discontinued operations, net of taxes	1.5	2.5	0.3	0.5	(20)	(420)	9.1	(64.1)	0.6	(4.0)	460	(600)

(1)                                    Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)                                    Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)                                    Computed as a percent of (loss) income before income taxes and equity in income (loss) of affiliated companies. Any basis point change noted as not applicable is due to a change in income tax benefit versus income tax expense.

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 5.8 percent to $504.9 million during the three months ended March 31, 2013 and decreased 4.8 percent to $1,516.5 million during the nine months ended March 31, 2013. The following table details our consolidated revenues by concept. All service revenues, product revenues (which include product and equipment sales to franchisees), and franchise royalties and fees are included within their respective concept detailed in the table below:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
	(Dollars in thousands)
North American salons:
Regis	$94,094	$105,507	$286,392	$315,003
MasterCuts	36,497	40,549	112,032	121,300
SmartStyle	132,561	133,715	382,928	388,179
Supercuts	85,674	86,698	257,851	255,332
Promenade	126,985	136,843	383,892	413,424
Total North American salons	475,811	503,312	1,423,095	1,493,238
International salons	29,126	32,589	93,367	100,147
Consolidated revenues	$504,937	$535,901	$1,516,462	$1,593,385
Percent change from prior year	(5.8)%	(1.7)%	(4.8)%	(2.0)%
Salon same-store sales decrease	(1.4)%	(3.9)%	(2.1)%	(3.5)%

Same-store sales by concept as of the three and nine months ended March 31, 2013 and 2012, respectively, are detailed in the table below:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2013	2012	2013	2012
Regis	(2.7)%	(4.8)%	(3.2)%	(3.9)%
MasterCuts	(4.7)	(3.9)	(4.4)	(3.3)
SmartStyle	0.3	(5.1)	(1.1)	(4.2)
Supercuts	0.7	0.0	0.7	(0.6)
Promenade	(1.7)	(2.5)	(2.6)	(2.7)
North America same-store sales	(1.2)	(3.5)	(1.9)	(3.1)
International same-store sales	(4.3)	(10.6)	(5.2)	(9.9)
Consolidated same-store sales	(1.4)%	(3.9)%	(2.1)%	(3.5)%

The percent changes in consolidated revenues during the three and nine months ended March 31, 2013 and 2012, respectively, were driven by the following:

	For the Periods Ended March 31,
	Three Months		Nine Months
Percentage Increase (Decrease) in Revenues	2013	2012	2013	2012
Same-store sales	(1.4)%	(3.9)%	(2.1)%	(3.5)%
Acquisitions	0.0	0.4	0.0	0.8
New stores and conversions	1.2	1.5	1.3	1.2
Foreign currency	(0.2)	(0.2)	(0.1)	0.2
Franchise revenues	(0.0)	0.1	0.0	0.1
Closed salons	(3.3)	(2.4)	(3.2)	(2.1)
Other	(2.1)	2.8	(0.7)	1.3
	(5.8)%	(1.7)%	(4.8)%	(2.0)%

The same-store sales decrease of 1.4 and 2.1 percent during the three and nine months ended March 31, 2013, respectively, was due to a decrease in guest visits, partially offset by an increase in average ticket. We acquired five salons (including four franchise salon buybacks) during the twelve months ended March 31, 2013. The Company constructed 226 company-owned salons during the twelve months ended March 31, 2013. We closed or relocated 456 salons during the twelve months ended March 31, 2013. The other decrease of 2.1 and 0.7 percent during the three and nine months ended March 31, 2013, respectively, was due to two fewer sales days as salons were closed on the Easter holiday that shifted to March in 2013 from April in 2012 and the comparable prior period including an additional day due to leap year.

The same-store sales decrease of 3.9 and 3.5 percent during the three and nine months ended March 31, 2012, respectively, was due to a decrease in guest visits and average ticket. We acquired 20 salons (including 18 franchise salon buybacks) during the twelve months ended March 31, 2012. The company constructed 181 company-owned salons during the twelve months ended March 31, 2012. We closed 330 salons (including 44 franchise salons) during the twelve months ended March 31, 2012.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

The decreases of $20.8 and $58.2 million in service revenues during the three and nine months ended March 31, 2013, respectively, was primarily due to the closure of 413 company-owned salons during the twelve months ended March 31, 2013 and two fewer sales days versus the comparable prior periods.  Salons were closed on the Easter holiday that shifted to March in 2013 from April in 2012 and the comparable prior period also included an additional sales day due to leap year. The decrease in service revenues was also due to same-store service sales decreases for the three and nine months ended March 31, 2013 of 0.3 and 1.6 percent, respectively, which was primarily a result of a decline in same-store guest visits, partially offset by an increase in average ticket and the shift in the Easter holiday. The decrease in service revenues is further attributable to the strengthening of the United States dollar against the Canadian dollar and British Pound, partially offset by growth due to new salons during the previous twelve months.

The decreases of $10.3 and $28.2 million in service revenues during the three and nine months ended March 31, 2012 was primarily due to same-store service sales decreasing 4.4 and 3.6 percent, respectively, which was primarily the result of a decline in same-store guest visits, a decline in average ticket due to promotional programs designed to generate additional guest visits in the salons, and the closure of 286 company-owned salons during the twelve months ended March 31, 2012. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months, the additional sales day from leap year, a favorable calendar shift and the weakening of the United States dollar against the British Pound, Canadian dollar, and Euro during the nine months ended March 31, 2012.

Product Revenues

The decreases of $9.9 and $19.1 million in product revenues during the three and nine months ended March 31, 2013 was primarily due to same-store product sales decreasing 5.2 and 4.0 percent, respectively, and the closure of 413 company-owned salons during the twelve months ended March 31, 2013. The decrease in product revenues was partially offset by growth due to new salons during the previous twelve months.

The increase of $0.3 million in product revenues during the three months ended March 31, 2012 was primarily due to the additional day from leap year, a favorable calendar shift, and an increase in product sales to franchisees as a result of an increase in franchise locations, partially offset by same-store sales decreasing 2.0 percent and the closure of 286 company-owned locations during the twelve months ended March 31, 2012. The decrease of $5.1 million in product revenues during the nine months ended March 31, 2012 was primarily due to same-store product sales decreasing 3.1 percent, and the closure of 286 company-owned locations during the twelve months ended March 31, 2012, partially offset by the additional sales day from leap year, a favorable calendar shift, and an increase in product sales to franchisees as a result of an increase in franchise locations.

Royalties and Fees

Total franchise locations open at March 31, 2013 were 2,060, as compared to 2,015 at March 31, 2012.  The decrease of $0.2 million in royalties and fees for the three months ended March 31, 2013 was primarily due to the strengthening of the United States dollar against the Canadian dollar, partially offset by franchise positive same-store sales and the increase in franchise locations during the twelve months ended March 31, 2013. Royalties and fees increased by $0.3 million during the nine months ended March 31, 2013 as a result of same-store sales increases at franchise locations and the increase in franchise locations, as the currency impact was not as significant in the nine months ended March 31, 2013.

Total franchise locations open at March 31, 2012 were 2,015, as compared to 1,937, at March 31, 2011. During the nine months ended March 31, 2012 we purchased a franchise network, consisting of 31 franchise locations. We also purchased 18 of our franchise salons during the twelve months ended March 31, 2012. The increases of $0.6 and $0.8 million in royalties and fees was primarily due to same-store sales increases at franchise locations and an increase in new store openings as compared to the corresponding periods of the prior fiscal year.

Cost of Service

The 180 and 240 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2013, respectively, were primarily due to increased labor costs in our North American salons, a result of the Company’s continued strategy to increase stylist hours to drive traffic. The Company is working to improve scheduling optimization which will help align changes to salon hours with changes in guest traffic.  In addition, the basis point increases were related to the achievement of manager bonuses, health insurance expense and holiday pay due to the shift of the Easter holiday from April in 2012 to March in 2013.  The 240 basis point increase for the nine months ended March 31, 2013 also included the impact of compensating stylists on the gross sales amount during certain coupon events in our North American segment.

The basis point consistency and 20 basis point decrease in cost of service as a percent of service revenues during the three and nine months ended March 31, 2012, respectively, were primarily due to increased productivity and decreased stylist hours in our North American salons, lower commissions as a result of the implementation of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims. Offsetting the decrease was negative leverage on fixed payroll costs due to negative same-store service sales and an increase in payroll taxes as a result of states increasing unemployment taxes in our North American segment.

Cost of Product

The 130 and 140 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2013, respectively, were primarily a result of clearance sales in our North American segment. The Company made a conscious decision to mark down select products in anticipation of plan-o-gram standardization and simplification across over 7,000 salons and anticipated product rationalization initiatives planned for fiscal year 2014.  While this activity increases cost of product as a percent of product revenues, clearance sales yield higher cash returns than the Company’s past practice of repackaging and returning products to our distribution centers for restocking, disposal or return to vendors. The Company expects to continue this program during the three months ended June 30, 2013. The 130 basis point increase during the three months was partially offset by the reduction in commissions paid to new employees. The 140 basis point increase during the nine months also included donations associated with Hurricane Sandy and higher commissions paid to stylists in North American salons as a result of a service and retail combined ticket commission incentive, partially offset by the reduction in commissions paid to new employees.

The 30 and 20 basis point decreases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2012, respectively, were due to a reduction in commissions paid to new employees. Partially offsetting the 20 basis point decrease during the nine months ended March 31, 2012 was a shift in sales mix to products and promotions in our North American segment with higher cost as a percent of product revenue and an increase in freight-in costs due to higher fuel prices.

Site Operating Expenses

The 110 basis point increase in site operating expenses during the three months ended March 31, 2013 was primarily within our North American segment due to increases in salon connectivity expense to support the Company’s new point-of-sale system and salon back office work stations, advertising costs and higher salon repairs and maintenance expense.

The $1.1 million reduction in site operating expense during the nine months ended March 31, 2013 was primarily within our North American segment due to a reduction in advertising costs, utilities expense and janitorial expense, partially offset by increases in salon connectivity expense and higher salon repairs and maintenance expense.

The $2.6 million reduction in site operating expenses during the three months ended March 31, 2012 was primarily within our North American segment due to a decrease in advertising spend due to the timing of promotions.  The $4.6 million reduction in site operating expenses for the nine months ended March 31, 2012 was primarily within our North American segment due to a reduction in self-insurance accruals and cost savings associated with inventory counts.

General and Administrative

G&A costs as a percent of consolidated revenues during the three months ended March 31, 2013 was consistent with the comparable prior period as the Company has begun to lap significant cost reductions made in the comparable prior period when the Company implemented its senior management restructuring and corporate workforce headcount reduction.  The Company remains focused on simplification to drive further cost efficiencies.

The 70 basis point improvement in G&A costs as a percent of consolidated revenues during the nine months ended March  31, 2013 was primarily due to the prior year comparable period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy. In addition, salary expense has decreased due to the January 2012 reduction in corporate headcount and lower warehouse costs.

The 200 basis point improvement in G&A costs as a percent of consolidated revenues during the three months ended March 31, 2012 was primarily due to the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret. Also contributing to the improvement was a reduction in salaries and other employee benefits as a result of the reduction in corporate headcount that occurred in January 2012 and a decline in travel expense that was the result of the implementation of portable technology for field staff. Partially offsetting the basis point improvement was the incremental costs associated with the Company’s senior management restructuring and severance charges.

The 20 basis point improvement in G&A costs as a percent of consolidated revenues during the nine months ended March 31, 2012 was primarily due to the comparable prior period including a $9.0 million valuation reserve related to the note receivable with the purchaser of Trade Secret. Partially offsetting the basis point improvement was the incremental costs associated with the Company’s senior management restructuring, severance charges and professional fees incurred in connection with the contested proxy.

Rent

Rent expense decreased by $1.4 and $4.8 million during the three and nine months ended March 31, 2013 due to salon closures, primarily within our North American segment. The 70 and 50 basis point increases in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2013, respectively, and 20 and 30 basis point increases in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2012, respectively, were due to negative leverage associated with this fixed costs category.

Depreciation and Amortization (D&A)

The 10 basis point increase in D&A as a percent of consolidated revenues during the three months ended March 31, 2013 was primarily due to $0.7 million of accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation along with negative leverage, partially offset due to the prior period including $1.1 million of accelerated depreciation expense, associated with the Company’s previously internally developed point-of-sale system.

The 90 basis point decrease in D&A as a percent of consolidated revenues during the nine months ended March 31, 2013 was primarily due to the prior period including $16.2 million of accelerated depreciation expense associated with the Company’s previously internally developed point-of-sale system.

D&A as a percent of consolidated revenues during the three months ended March 31, 2012 was consistent with the comparable prior period as the $1.1 million of accelerated depreciation expense resulting from the useful life adjustment of the Company’s point-of-sale system was offset by a reduction in D&A as a result of a decrease in depreciation expense from reduced salon construction as compared to historical levels.

The 90 basis point increase in D&A as a percent of consolidated revenues during the nine months ended March 31, 2012 was primarily due to $16.2 million of accelerated depreciation expense resulting from the useful life adjustment of the Company’s POS system.

Interest Expense

Interest expense as a percent of consolidated revenues for the three and nine months ended March 31, 2013 was consistent with the comparable prior period as the reduction in interest expense due to decreased debt levels as compared to the prior year comparable period was offset by negative leverage.

The 20 and 30 basis point decreases in interest expense as a percent of consolidated revenues for the three and nine months ended March 31, 2012, respectively, was primarily due to decreased debt levels as compared to the prior year comparable period, partially offset by negative leverage.

Interest Income and Other, net

The 200 basis point increase in interest income and other, net as a percent of consolidated revenues during the nine months ended March 31, 2013 was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance, partially offset by the prior year comparable period including a favorable legal settlement and the foreign currency impact on the Company’s investment in MY Style.

Income Taxes

The 91.6 percent effective income tax rate for the three months ended March 31, 2013 is higher than the 30.4 percent effective income tax rate for the three months ended March 31, 2012 due to the benefit of work opportunity tax credits having a greater impact on the tax rate this quarter relative to the amount of pretax loss reported this quarter.

The 3.3 percent effective income tax rate for the nine months ended March 31, 2013 is lower than the 25.2 percent effective income tax rate for the comparable period of the prior year due to the recognition of a $33.8 million foreign currency translation gain in the current period which was primarily non-taxable.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliated companies of $1.2 million during the three months ended March 31, 2013 was the Company’s share of EEG’s net income.  The comparable prior period included a $16.8 million net impairment charge associated with the Company’s investment in Provalliance.

Equity in loss of affiliated companies of $16.0 million during the nine months ended March 31, 2013 was primarily the result of the Company’s $17.9 million other than temporary impairment charge recorded on its investment in EEG, partially offset by the Company’s share of EEG’s net income and a $0.6 million gain on the Provalliance equity put that automatically terminated as a result of the sale of the Company’s investment in Provalliance.  The comparable prior period included the $16.8 million net impairment charge on Provalliance as noted above, partially offset by the Company’s share of EEG’s and Provalliance’s net income.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Hair Club was held for sale as of March 31, 2013 and is presented as a discontinued operation for all periods presented. The decrease of $1.0 million in income from discontinued operations, net of income taxes for the three months ended March 31, 2013, relates to the comparable prior period including a $1.1 million tax benefit for the release of tax reserves associated with the disposition of the Trade Secret salon concept. In addition, a reduction in Hair Club depreciation and amortization was partially offset by increases in product supply costs, site operating expenses and professional fees associated with the disposition.

The increase of $73.2 million in income from discontinued operations, net of taxes, for the nine months ended March 31, 2013 is primarily due to the prior comparable period including a goodwill impairment charge of $78.4 million and a reduction in depreciation and amortization expense, partially offset by increased product supply costs, site operating expenses and professional fees associated with the disposition.

See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

LIQUIDITY AND CAPITAL RESOURCES

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

Cash Flows from Operating Activities

During the nine months ended March 31, 2013, cash provided by operating activities of $81.7 million was less than the $103.0 million from the corresponding period of the prior fiscal year primarily as a result of the operations shortfall due to the decrease in revenues and increased cost of service and product expenses. The reduction in cash provided by operating activities included a $20.5 million increase in working capital, which was $9.6 million less than the increase in the corresponding period of the prior fiscal year, primarily for unbilled inventory and payroll accruals, partially offset by deferred compensation payouts and increased income tax receivables.

Cash Flows from Investing Activities

During the nine months ended March 31, 2013, cash provided by investing activities of $34.2 million was greater than the $65.1 million use of cash in the corresponding period of the prior fiscal year primarily due to the receipt of $103.4 million from the sale of Provalliance and $26.4 million from EEG related to principal payments on the outstanding note receivable and revolving line of credit. The increase was partially offset by the Company using $24.5 million of restricted cash to collateralize its self insurance program that enables the Company to reduce fees associated with previously utilized standby letters of credit for the self insurance program and capital expenditures primarily related to the Company’s point-of-sale system implementation.

Cash Flows from Financing Activities

During the nine months ended March 31, 2013, cash used in financing activities of $48.2 million was greater than the $34.2 million use of cash in the corresponding period of the prior fiscal year due to the repurchase of common stock.

Available Sources of Liquidity

As of March 31, 2013, cash and cash equivalents were $156.0, $9.1 and $15.2 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2016.  As of March 31 2013, the Company had no outstanding borrowings under the facility.  Additionally, the Company had outstanding standby letters of credit under the facility of $2.2 million at March 31, 2013. Unused available credit under the facility at March 31, 2013 was $397.8 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility.  At March 31, 2013, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

See Note 8 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, for additional information regarding our financing arrangements.

The Company is currently evaluating its capital structure and the future uses for the cash received from the sale of Hair Club and Provalliance.

Dividends

We paid dividends of $0.18 per share during the nine months ended March 31, 2013 and 2012. On April 25, 2013, our Board of Directors declared a $0.06 per share quarterly dividend payable May 21, 2013 to shareholders of record on May 7, 2013.

Share Repurchase Program

See Note 5 to the Condensed Consolidated Financial Statements for discussion of the stock repurchase program.  During the three months ended December 31, 2012, the Company repurchased 909,175 shares for $14.9 million. There were no share repurchases during the three months ended March 31, 2013. At March 31, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

Periods Ended	Debt to Capitalization	Basis Point (Decrease) Increase (1)
March 31, 2013	23.8%	(60)
June 30, 2012	24.4	110

(1)         Represents the basis point change in total debt as a percent of total debt and shareholders’ equity as compared to prior fiscal year end.

The decrease in the debt to capitalization ratio as of March 31, 2013 compared to June 30, 2012 was primarily due to decreased debt levels stemming from repayments during the nine months ended March 31, 2013, partially offset by the $17.9 million impairment charge associated with our investment in EEG.

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. At issuance, the notes were convertible, subject to certain conditions further described below, at an initial conversion rate of 64.6726 shares of the Company’s common stock per $1,000 principal amount of notes (representing an initial conversion price of approximately $15.46 per share of the Company’s common stock). As of March 31, 2013, the conversion rate was 65.3632 shares of the Company’s common stock per $1,000 principal amount of notes (representing a conversion price of approximately $15.30 per share of the Company’s common stock).

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

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of management and organizational changes; the Company’s dependence on same-store sales increases to increase revenue; the impact on the Company of healthcare reform and minimum wage legislation; successful deployment of point-of-sale and guest relationship management systems; competition within the personal hair care industry, which remains strong, both domestically and internationally; price sensitivity; changes in economic conditions; changes in consumer tastes and fashion trends;  the ability of the Company to implement its planned spending and cost reduction plan and to continue to maintain compliance with financial covenants in its credit agreements; the Company’s reliance on management information systems; the ability of the Company to retain and attract stylists; labor and benefit costs; legal claims; the continued ability of the Company and its franchisees to obtain suitable locations and financing for new salon development and to maintain satisfactory relationships with landlords and other licensors with respect to existing locations; governmental initiatives such as minimum wage rates, taxes, unionization and possible franchise legislation; the ability of the Company to optimize its brand portfolio and integrate salons that support its growth objectives; the ability of the Company to maintain satisfactory relationships with suppliers; financial performance of our joint ventures; risk inherent to international developments (including currency fluctuations); or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2012 Annual Report on Form 10-K.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period.  Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Controls over Financial Reporting

During the three months ended March 31, 2013, the Company made refinements to the executional process and controls around transactions involving foreign currency translation to remediate the material weakness over the reclassification out of accumulated other comprehensive income of foreign currency translation adjustments associated with the liquidation of a business. Except for the aforementioned change, there were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1.

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

Guest loyalty is based on the stylist who is providing services to our guests. Our main objective is to have our guests leave feeling satisfied and wanting to come back. To ensure that our guests are receiving the best possible care, we need to focus on retaining and attracting highly qualified stylists. We have recently invested in orientation programs, training and development, rewards and recognition to ensure a performance-driven culture. To continue to be successful in the future we will need to continue to offer competitive wages, benefits and education and training programs to attract and retain talented stylists. Any shortcomings by stylists or the training and guidance they receive, particularly an issue affecting the quality of the guest service experience or compliance with safety and health regulations, may be attributed to the Company as a whole, thus damaging our reputation and brand value and potentially affecting our results of operations.

Failure to optimize our brand portfolio could have a negative impact on our financial results.

To be successful in the future, we must focus on optimizing our brands to increase their value and growth. Optimization of our brands will enable us to simplify our operating model.  Failure to do so could adversely impact our ability to grow revenue and realize further efficiencies within our results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.

We offer comprehensive healthcare coverage to eligible full-time and part-time employees in the United States. We currently have relatively low minimum work hour requirements for our United States employees to be eligible for healthcare coverage under our healthcare plans, but for various reasons, many of our eligible employees do not participate in our plans. However, many of such eligible employees who currently do not participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective in 2014. Such changes include potential fees to persons for not obtaining healthcare coverage and being ineligible for certain healthcare subsidies if an employee is eligible for healthcare coverage under an employer’s plan. The possibility of increased enrollment when or after the law becomes effective and clarification around uncertainties with respect to this pending legislation may significantly increase our healthcare coverage costs and negatively impact on our operating results.

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

In fiscal year 2012 the Company began the process of implementing a new point-of-sale system in our salons and will continue to implement in the United Kingdom as the technology will allow. The Company is currently implementing another third party POS solution for salons in North America. Failure to efficiently and effectively implement the point-of-sale system may adversely affect our operating results.

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

During the three months ended December 31, 2012 and fiscal year 2012, we recorded impairments of $17.9 and $19.4 million related to our investment in EEG. Due to economic, regulatory and other factors, we may be required to take additional noncash impairment charges related to our investments and such noncash impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take noncash impairment charges related to long-lived assets and goodwill, and our share of such noncash impairment charges could be material to our consolidated balance sheet and results of operations. Specific to EEG, the for-profit post secondary educational market experienced substantial declines during the six months ended December 31, 2012. The Company did not impair its investment in EEG during the three months ended March 31, 2013 as EEG’s operating performance exceeded the financial projections utilized in the December 2012 impairment analysis. Should operating results or the for-profit post secondary educational market experience decline in future periods, an additional investment impairment would be likely. Further, our share of EEG’s goodwill balances as of March 31, 2013 is approximately $16 million. Based on the Company’s work associated with the investment impairment recorded during the three months ended December 31, 2012, the Company’s estimate of EEG’s fair value exceed carrying value by 5 percent. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations for the for-profit educational sector could lead to a goodwill impairment by EEG which the Company would record 55.1 percent of the impairment given our present ownership. For example, during fiscal year 2012 we recorded $8.7 million for our share of an intangible asset impairment recorded by EEG.

Changes in regulatory and statutory laws may result in increased costs to our business.

With approximately 10,000 locations and 52,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates or increase costs to provide employee benefits may result in additional costs to our company. Additionally, current conditions may make it easier for workers to form unions, potentially resulting in higher labor costs. None of our employees are currently subject to collective bargaining arrangements. If we become subject to one or more collective bargaining agreements in the future, it could adversely impact our labor costs. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, our Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of March 31, 2013, a total accumulated 7.7 million shares have been repurchased for $241.3 million. At March 31, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2013.

Item 6.  Exhibits

Exhibit 31.1	Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Senior Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

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

REGIS CORPORATION

Date: May 7, 2013	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer