Form 10-K
period 2013-06-30
REGIS CORP
filed 2013-08-27
CIK 716643

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013
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

          Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

          The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2012, was approximately $737,540,488. The registrant has no non-voting common equity.

          As of August 9, 2013, the registrant had 56,627,334 shares of Common Stock, par value $0.05 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 22, 2013 (the "2013 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2013) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives and changes in our management and organizational structure; negative same-store sales; the success of our stylists and our ability to attract and retain talented stylists; the effect of changes to healthcare laws; changes in regulatory and statutory laws; the Company's reliance on management information systems; competition within the personal hair care industry, which remains strong, both domestically and internationally; changes in economic conditions; the continued ability of the Company to implement cost reduction initiatives; certain of the terms and provisions of the outstanding convertible notes; failure to optimize our brand portfolio; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; financial performance of our joint ventures; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; our ability to protect the security of personal information about our guests; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013
INDEX

PART I

Item 1.    Business

General:

        Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.

        As of June 30, 2013, the Company owned, franchised or held ownership interests in 9,763 locations worldwide. The Company's locations consist of 9,517 company-owned and franchised salons and 246 locations in which we maintain a non-controlling ownership interest of less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass marketplace.

        The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and waving. The percentage of company-owned service revenues attributable to each of these services was as follows:

	Fiscal Years
	2013	2012	2011
Haircutting and styling	72%	72%	72%
Hair coloring	19	19	18
Hair waving	3	3	3
Other	6	6	7

	100%	100%	100%

        Salon operations are managed geographically—North America and International. The Company's North American salon operations are comprised of 7,084 company-owned salons and 2,082 franchised salons operating in the United States, Canada and Puerto Rico. The Company's International operations are comprised of 351 company-owned salons in the United Kingdom. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the affordable category, offering high quality, convenience and value priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the mass premium category offering upscale hair care and beauty services and retail products. The Company's North American business is comprised of 6,222 company-owned salons operating in the affordable category, located mainly in strip center locations and Walmart Supercenters, and 862 company-owned salons operating in the premium category, primarily in mall based locations. During fiscal years 2013 and 2012, the number of guest visits at the Company's company-owned salons approximated 85 and 89 million, respectively.

        Financial information about our segment and geographic areas for fiscal years 2013, 2012 and 2011 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.

        Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons, improving our long-term profitability and maximizing shareholder value. This evaluation has led to several disposals during fiscal year 2013. In April 2013, the Company sold Hair Club for Men and Women (Hair Club) for approximately $165 million. See Note 2 to the Consolidated Financial Statements for further discussion on Hair Club. In September 2012, the Company sold its 46.7 percent equity interest in Provalliance for $103.4 million. See Note 5 to the

Consolidated Financial Statements for further discussion on Provalliance. As the Company continues this strategic evaluation, future sales of non-core assets could impact our operations by decreasing total revenues, operating expenses and income or loss from equity method investments.

Industry Overview:

        The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes that salon chains will continue to have significant influences on this market and will continue to increase their presence.

        In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from smaller chains of salons such as Great Clips, Fantastic Sams and Sport Clips and within malls from companies that operate salons within department stores, independently owned salons and, to a lesser extent, salons which, although independently owned, are operating under franchises from a franchising company that may assist such salons in areas of training, marketing and advertising.

        At the individual salon level, barriers to entry are low; however, barriers exist for chains to expand nationally due to the need to establish systems and infrastructure, to recruit experienced field and salon management and stylists, and to lease quality sites. The principal factors of competition in the hair care category are quality, consistency and convenience. The Company continually strives to improve its performance in each of these areas and to create additional points of differentiation versus the competition.

Mission and Strategies:

        The Company's long-term mission is to create guests for life. Strategies underlying our mission are focused in two main areas, as follows:

Guest Experience:

  1.
  Drive Loyalty One Guest At A Time

  2.
  Earn The Hearts And Minds Of Stylists

  3.
  Strengthen Guest Traffic Capabilities

Salon Support:

  4.
  Build A Winning Organization

  5.
  Improve Operating Margins To Grow The Business

Guest Experience

        Our stylists' ability to serve our guests in a professional, courteous and friendly manner is the most critical element of our service model in cultivating strong guest relationships. Great stylists, coupled with high quality service, convenience, affordability, an inviting salon appearance and atmosphere, and comprehensive retail assortments create guests for life. We are committed to providing an outstanding guest experience that drives guest loyalty and repeat business. To that end, we are investing in a number of areas focused on delivering that promise and helping our stylists to develop professionally.

Guests

        Convenience.    Our different salon concepts enable our guests to select different service scheduling options based upon their preference. In the affordable category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering upon convenience. We have made investments in staffing by increasing stylists hours and have begun to leverage scheduling optimization techniques and recently installed point-of-sale systems to help us manage guest wait times. In the mass premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.

        Affordability.    The Company strives to offer an exceptional value for its services. In the affordable category, our guests expect outstanding service at value prices. These expectations are met with average service transactions ranging from $15 to $20. In the mass premium category, our guests expect upscale, full service beauty services at reasonable prices. Average service transactions approximate $44 in this category. The Company is conducting price elasticity research that will ultimately serve to guide the Company's ongoing pricing decisions.

        Technology.    In North America, the Company recently installed new point-of-sale (POS) systems in over 95% of its salons. Increasing our ability to collect guest and transactional data will enable the Company to invest in Guest Relationship Management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology will also allow us to monitor guest retention and to survey our guests for feedback on improving the guest experience, and will allow guests to use mobile apps to schedule appointments, view wait times and interact in other ways with salons.

        Marketing.    The Company is repurposing its marketing resources and investments to become more localized and guest facing, by shifting emphasis from marketing within the salon to traffic-generating marketing programs.

        Salon Appearance and Atmosphere.    The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet. Our salon repairs and maintenance program is designed to ensure that we invest annually in salon cleanliness and safety, as well as in maintaining the normal operation of our salons. Our annual capital expenditures include funds to refresh the appeal and comfort of our salons.

        Retail Assortments.    The Company's salons sell nationally recognized hair care and beauty products, as well as a complete line of private label products. Retail products offered by the Company are intended to be sold only through professional salons, and complement its salon services business. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Biolage, Paul Mitchell, Regis designLINE, Redken, Nioxin, Tigi, It's a 10, Sexy Hair Concepts, Kenra and Moroccanoil.

        We are standardizing plan-o-grams and eliminating products in order to make it easier for guests to shop and stylists to sell retail products, to engage key vendors to provide product training to our stylists and to improve salon appearance.

Stylists

        Training.    We strive to offer stylist training programs that educate both technically and experientially. We employ full and part-time artistic directors whose duties are to train salon stylists in current styling trends. We utilize training materials to help all levels of field employees navigate the running of a salon. Our guests' experiential training program provides stylists with essential elements of guest service training. We supplement these training programs and lead by example with field leaders who are present in salons providing coaching and mentoring.

        Organization.    We recently reorganized our field organization, excluding salons within the mass premium category, to enable localized mentoring and decision making, improve geographic proximity and increase local market efficiency. Incentives have been redesigned to align field interests with those of the Company's shareholders by rewarding ownership behaviors focused on profitable revenue growth. This new organization structure provides a career path for our people who desire to ascend within the Company.

        Technology.    The recent installation of POS systems and salon workstations throughout North America enables communication with salons and stylists, delivery of online and digital training to stylists, real-time salon level analytics on guest retention, wait times, stylist productivity and salon performance.

Salon Support

        Our corporate headquarters is referred to as Salon Support. This acknowledges that creating guests for life mandates a service-oriented, guest-focused mentality in supporting our field organization to grow our business profitably.

        Organization.    In addition to investments made by the Company to reorganize the field organization and to help our stylists develop professionally, we are aligning Salon Support and associated objectives and priorities around our field structure to enhance the effectiveness and efficiency of the service provided to our field organization.

        Simplification.    Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons and improving our long-term profitability and maximizing shareholder value. This evaluation has led to the sale of our Hair Club and Provalliance businesses during fiscal year 2013.

        We are standardizing plan-o-grams and eliminating products in an effort to simplify and manage our ongoing retail inventory assortment. Simplification and standardization will reduce inventory management time in our salons and throughout our supply chain and enable distribution efficiencies.

        Operating Margins.    We continue to learn from and view our franchise business as a means to strengthening our brand leverage and growing our revenues and profitability. We have dedicated resources selling new franchises, as well as converting underperforming salons to franchisees. As a result we will generate additional royalties and fees which we can reinvest in our core salon business.

        Our organization also remains focused on identifying and driving cost saving and profit enhancing initiatives.

Salon Concepts:

        The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the mass market. A description of the Company's salon concepts are listed below:

        SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products and are located exclusively in Walmart Supercenters. SmartStyle has a walk-in guest base, pricing is promotional and services are focused on the family. Professional retail product sales contribute considerably to overall revenues at approximately 33 percent. Additionally, the Company has 123 franchised Cost Cutters salons located in Walmart Supercenters.

        Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional products to its guests at convenient times and locations and at value prices. This concept appeals to men, women and children, although male guests account for approximately 64 percent of the guest mix. Service revenues represent approximately 89 percent of total company-owned Supercuts revenues.

        MasterCuts.    MasterCuts salons are a full service, mall based salon group which focuses on the walk-in consumer who demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices and time saving services for the entire family. These salons offer a full range of custom styling, cutting, hair coloring and waving services as well as professional hair care products. Service revenues comprise approximately 80 percent of the concept's total revenues.

        Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. The guest mix at Regis Salons is approximately 80 percent women, and both appointments and walk-in guests are common. These salons offer a full range of custom styling, cutting, hair coloring and waving services, as well as professional hair care products. Service revenues represent approximately 81 percent of the concept's total revenues. Regis Salons compete in their existing markets primarily by providing high quality services. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon, Hair by Stewarts, Hair Excitement, and Renee Beauty.

        Promenade.    Promenade Salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting, coloring and waving, as well as hair care products. Hair Masters offers moderately-priced services to a predominately female demographic, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent approximately 89 percent of total company-owned Promenade revenues.

        International Salons.    The Company's International salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts. These salons offer similar levels of service as our North American salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting, coloring and waving, as well as professional hair care products.

        The tables on the following pages set forth the number of system wide locations (company-owned and franchised) and activity within the various salon concepts.

System-wide location counts(5)

	June 30,
	2013	2012	2011
Company-owned salons:
SmartStyle/Cost Cutters in Walmart Stores	2,490	2,441	2,393
Supercuts	1,210	1,228	1,158
MasterCuts	532	569	588
Regis salons	862	953	1,023
Promenade	1,990	2,133	2,321

Total North American Salons	7,084	7,324	7,483

Total International Salons(1)	351	398	400

Total, Company-owned salons	7,435	7,722	7,883

Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	123	122	120
Supercuts	1,116	1,040	987
Promenade	843	854	829

Total North American Salons	2,082	2,016	1,936

Total International Salons(1)	—	—	—

Total, Franchised salons	2,082	2,016	1,936

Ownership interest locations:
Equity ownership interest locations(4)	246	2,811	2,786

Grand Total, System-wide	9,763	12,549	12,605

Constructed Locations (net relocations)

	Fiscal Years
	2013	2012	2011
Company-owned salons:
SmartStyle/Cost Cutters in Walmart Stores	51	49	64
Supercuts	45	56	21
MasterCuts	3	2	1
Regis salons	3	3	2
Promenade	39	43	16

Total North American Salons	141	153	104

Total International Salons(1)	12	13	11

Total, Company-owned salons	153	166	115

Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	1	2	3
Supercuts	70	65	36
Promenade	47	37	14

Total North American Salons	118	104	53

Total International Salons(1)	—	—	—

Total, Franchised salons	118	104	53

 Closed Locations

	Fiscal Years
	2013	2012	2011
Company-owned salons:
SmartStyle/Cost Cutters in Walmart Stores	(2)	(1)	(45)
Supercuts	(49)	(48)	(49)
MasterCuts	(40)	(21)	(14)
Regis salons	(94)	(73)	(36)
Promenade	(179)	(174)	(86)

Total North American Salons	(364)	(317)	(230)

Total International Salons(1)	(59)	(16)	(15)

Total, Company-owned salons	(423)	(333)	(245)

Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	(2)
Supercuts	(11)	(12)	(20)
Promenade	(58)	(39)	(38)

Total North American Salons	(69)	(51)	(60)

Total International Salons(1)	—	—	—

Total, Franchised salons	(69)	(51)	(60)

Acquired Locations

	Fiscal Years
	2013	2012	2011
Company-owned salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	—	1	—
MasterCuts	—	—	—
Regis salons	—	—	9
Promenade	—	—	18

Total North American Salons	—	1	27

Total International Salons(1)	—	1	—

Total, Company-owned salons	—	2	27

Franchised salons(2):
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	—	—	—
Promenade	—	31	—

Total North American Salons	—	31	—

Total International Salons(1)	—	—	—

Total, Franchised salons	—	31	—

 Conversions (including net franchisee transactions)(3)

	Fiscal Years
	2013	2012	2011
Company-owned salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	(14)	61	86
MasterCuts	—	—	1
Regis salons	—	—	(1)
Promenade	(3)	(57)	(9)

Total North American Salons	(17)	4	77

Total International Salons(1)	—	—	—

Total, Company-owned salons	(17)	4	77

Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	17	—	(63)
Promenade	—	(4)	(14)

Total North American Salons	17	(4)	(77)

Total International Salons(1)	—	—	—

Total, Franchised salons	17	(4)	(77)

(1)
Canadian and Puerto Rican salons are included in the North American salon totals.

(2)
Represents the acquisition of a franchise network.

(3)
During fiscal years 2013, 2012 and 2011, the Company acquired zero, 11 and 78 salon locations, respectively, from franchisees. During fiscal years 2013, 2012 and 2011, the Company sold 17, 7 and 1 salon locations, respectively, to franchisees.

(4)
On September 27, 2012, the Company sold its equity interest in Provalliance.

(5)
In April 2013, the Company sold Hair Club that operated 98 and 96 locations as of June 30, 2012 and 2011, respectively. These locations are excluded from system-wide location counts.

Salon Franchising Program:

        General.    The Company has various franchising programs supporting its 2,082 franchised salons as of June 30, 2013, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, and Magicuts. These salons have been included in the discussions regarding salon counts and concepts.

        The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, professional marketing, promotion and advertising programs, and other forms of support designed to help the franchisee build a successful business.

        Standards of Operations.    The Company does not control the day to day operations of its franchisees, including hiring and firing, establishing prices to charge for products and services, business hours, personnel management and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor, and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure that they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchised salons.

        Franchise Terms.    Pursuant to their franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concept. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs and certain other items, including initial working capital. The majority of franchise agreements provide the Company a right of first refusal if the store is to be sold and the franchisee must obtain the Company's approval in all instances where there is a sale of a franchise location.

        Additional information regarding each of the major franchisee brands is listed below:

Supercuts

        Supercuts franchise agreements have a perpetual term, subject to termination of the underlying lease agreement or termination of the franchise agreement by either the Company or the franchisee. All new franchisees enter into development agreements, which give them the right to enter into a defined number of franchise agreements. These franchise agreements are site specific. The development agreement provides limited territorial protection for the stores developed under those franchise agreements. Older franchisees have grandfathered expansion rights which allow them to develop stores outside of development agreements and provide them with greater territorial protections in their markets. The Company has a comprehensive impact policy that resolves potential conflicts among Supercuts franchisees and/or the Company's Supercuts locations regarding proposed store sites.

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

Salon Markets and Marketing:

        The Company utilizes various marketing vehicles for its salons, including traditional advertising, guest relationship management, digital channels, and promotional/pricing based programs. A predetermined allocation of revenue is used for such programs. Most marketing vehicles including radio, print, online, and television advertising are developed and supervised at the Company's Salon Support headquarters; however, the majority of advertising is created for our salon local markets. In the past year, the Company completed significant research to enhance our understanding of guest expectations and needs so we are well positioned to create affinity for our salons. Utilizing this research, the Company will be reviewing its brand strategy with the intent to create more clear communication platforms, identities and differentiation points for our brands to drive consumer preference.

Franchise Brands

        Most franchise concepts maintain separate advertising funds that provide comprehensive marketing and sales support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of the advertising fund's expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, company-owned and franchised, contribute to the advertising funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising and system wide activities.

Affiliated Ownership Interests:

        The Company maintains ownership interests in beauty schools and salons. The primary ownership interest is a 55.1 percent interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. Contributing the Company's beauty schools in fiscal year 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry.

Corporate Trademarks:

        The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle," "Supercuts," "MasterCuts," "Regis Salons," "Cost Cutters," "Hair Masters," "First Choice Haircutters" and "Magicuts."

        "Sassoon" is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Sassoon name for existing salons and academies, and new salon development.

Corporate Employees:

        During fiscal year 2013, the Company had approximately 50,000 full and part-time employees worldwide, of which approximately 44,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:

        Information relating to Executive Officers of the Company follows:

Name	Age	Position
Daniel Hanrahan	56	President and Chief Executive Officer
Eric Bakken	46	Executive Vice President, Chief Administrative Officer and General Counsel
Norma Knudsen	55	Executive Vice President, Merchandising
Steven Spiegel	51	Executive Vice President and Chief Financial Officer
Heather Passe	42	Senior Vice President and Chief Marketing Officer
Doug Reynolds	57	Senior Vice President and Chief Information Officer

        Daniel Hanrahan has served as President and Chief Executive Officer since August 2012. He most recently served as President of Celebrity Cruises, a subsidiary of Royal Caribbean Cruises Ltd., from February 2005 to July 2012, and as its President and Chief Executive Officer since September 2007. Mr. Hanrahan has served on the board of directors of Cedar Fair, L.P., an amusement-resort operator, since 2012, and is a member of its Audit Committee.

        Eric Bakken has served as Executive Vice President, Chief Administrative Officer and General Counsel since April 2013. He served as Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer from 2012 to April 2013, and performed the function of principal executive officer between July 2012 and August 2012, Executive Vice President from 2010 to 2012, Senior Vice President from 2006 to 2009, General Counsel from 2004 to 2006, as Vice President, Law from 1998 to 2004 and as a lawyer to the Company from 1994 to 1998.

        Norma Knudsen has served as Executive Vice President, Merchandising since 2006. She served as Chief Operating Officer, Trade Secret from 1999 through 2009 and as Vice President, Trade Secret Operations from 1995 to 1999.

        Steven Spiegel has served as Executive Vice President and Chief Financial Officer since December 2012.

        Heather Passe has served as Senior Vice President and Chief Marketing Officer since July 2012.

        Doug Reynolds has served as Senior Vice President and Chief Information Officer since May 2012.

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

        In Canada, the Company's franchise operations are subject to franchise laws and regulations in the provinces of Ontario, Alberta, Manitoba, New Brunswick, and Prince Edward Island. The offering of franchises in Canada occurs by way of a disclosure document, which contains certain disclosures required by the applicable provincial laws. The provincial franchise laws and regulations primarily focus on disclosure requirements, although each requires certain relationship requirements such as a duty of fair dealing and the right of franchisees to associate and organize with other franchisees.

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

Financial Information about Foreign and North American Operations

        Financial information about foreign and North American markets is incorporated herein by reference to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 and segment information in Note 14 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

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

Item 1A.    Risk Factors

Significant initiatives implemented and changes in our management and organizational structure may continue to adversely impact our operating results.

        Mr. Daniel J. Hanrahan was appointed President and Chief Executive Officer of the Company, effective August 6, 2012. During fiscal year 2013, the Company began executing upon a number of significant strategic initiatives to support and focus on its business strategies to return the Company to sustainable long-term growth and profitability. The Company rolled out a new point-of-sale system and salon workstations in over 95% of its North American salons, restructured the Company's North American field organization and is standardizing plan-o-grams and eliminating retail products. In addition, the Company's management is engaged in a strategic review of non-core assets to focus on our core business of operating beauty salons, improving long-term profitability and maximizing shareholder value.

        Initiatives and changes of this magnitude and scope, both individually and collectively, may continue to affect our operating results.

If we continue to have negative same-store sales our business and results of operations may be affected.

        Our success depends, in part, upon our ability to improve sales, as well as both cost of service and product and operating margins. Comparable same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, fashion trends, competition, current economic conditions, changes in our product assortment, the effectiveness of marketing programs and weather conditions. These factors may cause our comparable same-store sales to differ materially from prior periods and from our expectations. Our comparable same-store sales results for fiscal year 2013 declined 2.4 percent compared to fiscal year 2012. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected and we may be required to take impairment charges. Such impairments could be material to our consolidated balance sheet and results of operations. During fiscal year 2013 we did not record any goodwill impairment charges. During fiscal years 2012 and 2011, we recorded goodwill impairment charges of $67.7 and $74.1 million associated with our Regis and Promenade salon concepts, respectively. During fiscal years 2013, 2012 and 2011, we recorded fixed asset impairment charges of $8.2, $6.6 and $6.5 million, respectively. The concept that has the highest likelihood of impairment is Regis. Furthermore, continued declines in same-store sales performance may cause us to be in default of certain covenants in our financing arrangements.

Our business is based on the success of our salons which is driven by the success of our stylists. It is important for us to attract and retain talented stylists.

        Guest loyalty is highly dependent upon the stylist who is providing services to our guests. Our main objective is to have our guests leave feeling satisfied and wanting to return. To ensure our guests are receiving the best possible care, we need to focus on retaining and attracting highly qualified stylists. To continue to be successful in the future we will need to continue to offer competitive wages, benefits and education and training programs to attract and retain talented stylists. Any shortcomings by stylists or the training and guidance they receive, particularly an issue affecting the quality of the guest service experience or compliance with safety and health regulations, may be attributed to the Company as a whole, thus damaging our reputation and brand equity and potentially affecting our results of operations.

The effect of changes to healthcare laws in the United States may increase the number of employees who participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.

        We offer comprehensive healthcare coverage to eligible full-time and part-time employees in the United States. While we have relatively low minimum work hour requirements for United States employees to be eligible for healthcare coverage under our healthcare plans, for various reasons a majority of our eligible employees do not participate in our plans. However, many eligible employees who do not participate in our healthcare plans may find it more advantageous to do so when recent changes to healthcare laws in the United States become effective. Such changes include potential fees to individuals for not obtaining healthcare coverage and being denied certain healthcare subsidies if an eligible employee declines healthcare coverage under an employer's plan. The possibility of increased enrollment when or after the law becomes effective and clarification around uncertainties with respect to this pending legislation may significantly increase our healthcare coverage costs and negatively impact our operating results.

Changes in regulatory and statutory laws may result in increased costs to our business.

        With 9,763 locations and 50,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes or increase costs to provide employee benefits may result in additional costs to our company. None of our employees are currently subject to collective bargaining arrangements. If we become subject to one or more collective bargaining agreements in the future, it could adversely impact our labor costs. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with these laws could result in fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations. We are also subject to laws that affect the franchisor-franchisee relationship.

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

If we are not able to successfully compete in our business markets, our financial results may be affected.

        Competition on a market by market basis remains strong as many smaller chain competitors are franchise systems with local operating strength in certain markets. Therefore, our ability to raise prices in certain markets can be adversely impacted by this competition. If we are not able to raise or maintain prices, our ability to grow same-store sales and increase our revenue and earnings may be impaired.

Changes in the general economic environment may impact our business and results of operations.

        Changes to the United States, Canadian and United Kingdom economies have an impact on our business. General economic factors that are beyond our control, such as interest rates, exchange rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.

Failure to control costs may adversely affect our operating results.

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

        In July 2009, we issued $172.5 million aggregate principal amount of our 5.0 percent convertible senior notes due 2014 in a public offering. Certain terms of the notes we issued may adversely affect our financial condition and operating results or impose other risks, such as the following:

  •
  Under certain circumstances, holders of notes may convert their notes into shares of our common stock, which may dilute the ownership interest of our shareholders,

  •
  If we elect to settle all or a portion of the conversion obligation exercised by holders of the notes through the payment of cash, it could adversely affect our liquidity,

  •
  Holders of notes may require us to purchase their notes upon certain fundamental changes, and any failure by us to purchase the notes in such event would result in an event of default with respect to the notes.

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

        We maintain key relationships with certain companies, including Walmart. Termination or modification of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.

Changes in manufacturers' choice of distribution channels may negatively affect our revenues.

        The retail products we sell are licensed to be carried exclusively by professional salons. The products we purchase for sale in our salons are purchased pursuant to purchase orders, as opposed to long-term contracts and generally can be terminated by the producer without much advance notice. Should our product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact the revenue earned from product sales.

If our joint ventures are unsuccessful our financial results may be affected.

        We have entered into joint venture arrangements with other companies in the hair salon and beauty school businesses. If our joint venture partners are unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture businesses, or if any of our joint ventures are terminated, we may not be able to realize anticipated profits in the countries where our joint ventures operate and our business could be materially adversely affected. If our joint venture arrangements are not successful, we may have a limited ability to terminate or modify these arrangements. If any of our joint ventures are terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities of the terminated joint venture or to operate independently in the countries in which the terminated joint venture conducted business.

        During fiscal years 2013 and 2012, we recorded noncash impairments of $17.9 and $19.4 million related to our investment in EEG. Due to economic, regulatory and other factors, we may be required to take additional noncash impairment charges related to our investments and such noncash impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take noncash impairment charges related to long-lived assets and goodwill, and our share of such noncash impairment charges could be material to our consolidated balance sheet and results of operations. Our share of EEG's goodwill balances as of June 30, 2013 is approximately $16 million.

Changes to interest rates and foreign currency exchange rates may impact our results from operations.

        Changes in interest rates and foreign currency exchange rates will have an impact on our expected results from operations. Historically, we have managed the risk related to fluctuations in these rates through the use of fixed rate debt instruments and other financial instruments.

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

        The Company also operates small offices in New York, New York; Toronto, Canada; Coventry and London, England; and Chattanooga, Tennessee. These offices are occupied under long-term leases.

        The Company owns distribution centers located in Chattanooga, Tennessee and Salt Lake City, Utah. The Chattanooga facility currently utilizes 230,000 square feet while the Salt Lake City facility utilizes 210,000 square feet. The Salt Lake City facility can be expanded to 290,000 square feet to accommodate future growth.

        The Company operates all of its salon locations under leases or license agreements. Substantially all of its North American locations in regional malls are operating under leases with an original term of at least ten years. Salons operating within strip centers and Walmart Supercenters have leases with original terms of at least five years, generally with the ability to renew, at the Company's option, for one or more additional five year periods. Salons operating within department stores in Canada and Europe operate under license agreements, while freestanding or shopping center locations in those countries have real property leases comparable to the Company's North American locations.

        The Company also leases the premises in which approximately 80 percent of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.

        None of the Company's salon leases are individually material to the operations of the Company, and the Company expects that it will be able to renew its leases on satisfactory terms as they expire. See Note 8 to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.

Item 3.    Legal Proceedings

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. The derivative action has been stayed by the court pending the decision of the Special Litigation Committee. We do not know when the Special Litigation Committee will complete its work, or what it will decide. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities

        Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

        The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2013 and 2012 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

        As of August 9, 2013, Regis shares were owned by approximately 19,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $17.76 per share on August 9, 2013.

	Fiscal Years
	2013		2012
Fiscal Quarter	High	Low	High	Low
1st Quarter	$19.54	$16.26	$15.90	$12.46
2nd Quarter	19.59	15.79	17.36	13.79
3rd Quarter	18.69	16.34	18.65	15.02
4th Quarter	19.14	16.04	18.91	17.04

        The Company paid quarterly dividends of $0.06 per share during fiscal year 2013 and 2012. The Company expects to continue paying regular quarterly dividends in the foreseeable future.

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

        The Peer Group consists of the following companies: Advance Auto Parts, Inc., Boyd Gaming Corp., Brinker International, Inc., Outerwall, Inc. (formerly Coinstar, Inc.), Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Green Mountain Coffee Roasters, H&R Block, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc., and Ulta Salon, Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the guest service element is a critical component to the business, and a target of moderate guests in terms of income and style, excluding apparel companies.

        The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2008, and that dividends, if any, were reinvested.

 Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2013

	June 30,
	2008	2009	2010	2011	2012	2013
Regis	$100.00	$66.78	$60.31	$60.04	$71.43	$66.19
S & P 500	100.00	73.78	84.43	110.34	116.33	140.29
S & P 400 Midcap	100.00	71.98	89.92	125.33	122.40	153.23
Dow Jones Consumer Service Index	100.00	82.53	101.45	139.69	158.27	203.28
Peer Group	100.00	93.56	109.53	197.37	177.00	257.49

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2013, a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

        The Company did not repurchase any of its common stock through its share repurchase program during the three months ended June 30, 2013. The Company repurchased 909,175 shares of common stock at an average price of $16.32 per share, ranging from $15.99 to $16.84 per share, through its share repurchase program during fiscal year 2013 for a total of $14.9 million. The Company did not repurchase any of its common stock through its share repurchase program during fiscal years 2012 and 2011.

Item 6.    Selected Financial Data

        Beginning with the period ended December 31, 2008, the operations of the Trade Secret concept within the North American reportable segment were accounted for as discontinued operations. Beginning with the period ended September 30, 2012 the Hair Restoration Centers operations were accounted for as discontinued operations. All periods presented reflect Trade Secret and Hair Restoration Centers as discontinued operations.

        The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of this Report on Form 10-K.

	Fiscal Years
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Revenues	$2,018,713	$2,122,227	$2,180,181	$2,216,648	$2,289,267
Operating income (loss)(a)	12,326	(2,167)	(14,282)	76,881	85,202
Income (loss) from continuing operations(a)	4,166	(51,743)	(20,939)	25,728	(6,819)
Income (loss) from continuing operations per diluted share	0.07	(0.91)	(0.37)	0.46	(0.16)
Dividends declared, per share	0.24	0.24	0.20	0.16	0.16

	June 30,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total assets, including discontinued operations	$1,390,492	$1,571,846	$1,805,753	$1,919,572	$1,892,486
Long-term debt and capital lease obligations, including current portion	174,770	287,674	313,411	440,029	634,307

(a)
The following significant items affected operating income (loss) and income (loss) from continuing operations:
  •
  During fiscal year 2013, the Company made significant investments in strategies to turn around our business and drive improved long-term sustainable growth and profitability. These included investing in stylist hours, rolling out a new a POS system and salon workstations in 95% of our North American salons, restructuring our North American field organization and standardizing plan-o-grams and eliminating retail products. As a result, during fiscal year 2013, the Company recorded $7.4 million in restructuring charges and a $12.6 million inventory reserve. In addition, the Company recognized a net $33.8 million foreign currency translation gain in connection with the sale of Provalliance, recorded net other than temporary impairment charges of $17.9 million associated with the Company's investment in Empire Education Group and incurred a $10.6 million make-whole payment in connection with the prepayment of $89.3 million of senior term notes in June 2013.

  •
  During fiscal year 2012, the Company recorded a goodwill impairment charge of $67.7 million associated with the Company's Regis salon concept, incremental amortization expense of $16.2 million associated with an adjustment to the useful life of the Company's previously internally developed POS system, $14.4 million for senior management and other restructuring charges, $8.7 million for the Company's share of an intangible asset impairment recorded by

    Empire Education Group and $36.6 million of other than temporary impairment charges associated with the Company's investments in affiliated companies.

  •
  During fiscal year 2011, the Company recorded a goodwill impairment charge of $74.1 million associated with the Company's Promenade salon concept, a $31.2 million valuation reserve related to a note receivable with the purchaser of Trade Secret, and $9.2 million of other than temporary impairment charges associated with the Company's investment in MY Style.

  •
  During fiscal year 2010, the Company recorded a goodwill impairment charge of $35.3 million associated with the Company's Regis salon concept, $18.0 million for make-whole and other fees associated with the repayment of private placement debt and $5.2 million of expense related to the settlement of two legal claims regarding certain guest and employee matters.

  •
  During fiscal year 2009, the Company recorded a goodwill impairment charge of $41.7 million associated with the Company's United Kingdom salon division, $33.5 million of other than temporary impairment charges associated with the Company's investments in Provalliance and Intelligent Nutrients, LLC, a favorable $9.9 million change in the estimate of the Company's self-insurance accruals, primarily prior years' workers' compensation claims reserves, $5.7 million of expense associated with disposal charges and lease termination fees related to the closure of salons other than in the normal course of business and a $3.8 million income tax charge associated with an adjustment to correct the prior years deferred income tax balances.

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

BUSINESS DESCRIPTION

        Regis Corporation owns, franchises and operates beauty salons. As of June 30, 2013, the Company owned, franchised or held ownership interests in 9,763 locations worldwide. The Company's locations consist of 9,517 company-owned and franchised salons and 246 locations in which we maintain a non-controlling ownership interest of less than 100 percent. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. See discussion within Part I, Item 1.

RESULTS OF OPERATIONS

        The following discussion of results of operations reflects results from continuing operations and reclassifications of fiscal years 2012 and 2011 cost of service, site operating expenses and general and administrative expenses to conform to current year presentation, see further discussion within Note 1 to the Consolidated Financial Statements. Hair Club has been accounted for as a discontinued operation for all periods presented, see discussion within Note 2 to the Consolidated Financial Statements. All periods reflect the reclassification of Hair Club's results from continuing operations. Explanations are primarily for North American salons, unless otherwise noted. Discontinued operations are discussed at the end of this section.

Consolidated Results of Operations

        The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations in Item 8. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2013	2012	2011	2013	2012	2011	2013	2012	2011
	(Dollars in millions)			% of Total Revenues			Basis Point (Decrease) Increase
Service revenues	$1,563.9	$1,643.9	$1,695.4	77.5%	77.5%	77.8%	—	(30)	30
Product revenues	415.7	440.0	447.5	20.6	20.7	20.5	(10)	20	(30)
Franchise royalties and fees	39.1	38.3	37.3	1.9	1.8	1.7	10	10	—
Cost of service(1)	930.7	941.7	972.9	59.5	57.3	57.4	220	(10)	50
Cost of product(2)	228.6	221.6	225.2	55.0	50.4	50.3	460	10	(220)
Site operating expenses	203.9	207.0	211.2	10.1	9.8	9.7	30	10	30
General and administrative	226.7	249.6	285.8	11.2	11.8	13.1	(60)	(130)	210
Rent	324.7	331.8	333.1	16.1	15.6	15.3	50	30	20
Depreciation and amortization	91.8	105.0	92.2	4.5	4.9	4.2	(40)	70	(20)
Goodwill impairment	—	67.7	74.1	—	3.2	3.4	(320)	(20)	180
Interest expense	37.6	28.2	34.4	1.9	1.3	1.6	60	(30)	(90)
Interest income and other, net	35.4	5.1	4.7	1.8	0.2	0.2	160	—	(30)
Income taxes(3)	10.0	4.4	16.3	99.3	17.5	37.2	N/A	N/A	N/A
Equity in (loss) income of affiliated companies, net of income taxes	(16.0)	(30.9)	6.7	(0.8)	(1.5)	0.3	70	(180)	(20)
Income (loss) from discontinued operations, net of taxes	25.0	(62.4)	12.0	1.2	(2.9)	0.6	410	(350)	(20)

(1)
Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)
Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies. The income tax benefit basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Consolidated Revenues

        Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to the prior fiscal year, consolidated revenues decreased 4.9% during fiscal year 2013 and decreased 2.7% during fiscal year

2012. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
North American salons:
SmartStyle	$509,537	$514,050	$531,090
Supercuts	343,464	343,764	321,881
MasterCuts	146,506	159,627	165,729
Regis	377,635	414,752	434,249
Promenade	512,259	548,912	576,995

Total North American Salons	1,889,401	1,981,105	2,029,944
International salons	129,312	141,122	150,237

Consolidated revenues	$2,018,713	$2,122,227	$2,180,181

Percent change from prior year	(4.9)%	(2.7)%	(1.6)%
Salon same-store sales decrease(1)	(2.4)%	(3.5)%	(1.9)%

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

        Decreases of 4.9%, 2.7% and 1.6% in consolidated revenues during fiscal years 2013, 2012, and 2011, respectively, were driven by the following:

	Fiscal Years
Factor	2013	2012	2011
Same-store sales	(2.4)%	(3.5)%	(1.9)%
Closed salons	(3.3)	(2.3)	(1.6)
New stores and conversions	1.3	1.3	0.6
Acquisitions	—	0.7	1.1
Other	(0.5)	1.1	0.2

	(4.9)	(2.7)%	(1.6)%

        Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2013	2012	2011
SmartStyle	(1.1)%	(4.3)%	(1.9)%
Supercuts	(0.7)	(0.3)	0.1
MasterCuts	(5.1)	(3.3)	(0.7)
Regis	(3.1)	(4.2)	(2.5)
Promenade	(2.8)	(2.7)	(2.6)
Total North American Salons	(2.3)	(3.2)	(1.8)
International salons	(4.3)	(9.1)	(3.1)
Consolidated same-store sales	(2.4)%	(3.5)%	(1.9)%

        The same-store sales decrease of 2.4% during fiscal year 2013 was due to a 3.0% decrease in guest visits, partially offset by a 0.6% increase in average ticket. We closed 492 and 384 salons (including 69 and 51 franchise salons) during fiscal years 2013 and 2012, respectively. The Company constructed (net of relocations) 153 company-owned salons during fiscal year 2013. We did not acquire any company-owned salons during fiscal year 2013 compared to 13 company-owned salons (including 11 franchise buybacks) during fiscal year 2012.

        The same-store sales decrease of 3.5% during fiscal year 2012 was due to a 3.4% decrease in guest visits and 0.1% decrease in average ticket. We acquired 13 company-owned salons (including 11 franchise buybacks) during fiscal year 2012 compared to 105 company-owned salons (including 78 franchise buybacks) during fiscal year 2011. The Company constructed (net of relocations) 166 company-owned salons during fiscal year 2012. We closed 384 and 305 salons (including 51 and 60 franchise salons) during fiscal years 2012 and 2011, respectively.

        The same-store sales decrease of 1.9% during fiscal year 2011 was due to a 3.8% decrease in guest visits partially offset by a 1.9% increase in average ticket. We acquired 105 company-owned salons (including 78 franchise buybacks) during fiscal year 2011 compared to 26 company-owned salons (including 23 franchise buybacks) during fiscal year 2010. The Company constructed (net of relocations) 115 company-owned salons during fiscal year 2011. We closed 305 and 269 salons (including 60 and 65 franchise salons) during fiscal years 2011 and 2010, respectively.

        Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

        The $80.0 million decrease in service revenues during fiscal year 2013 was due to the closure of 423 company-owned salons, same-store service sales decreasing 2.0% and the comparable prior period including an additional day from leap year. The decrease in same-store services sales was primarily a result of a 2.3% decrease in same-store guest visits, offset by a 0.3% increase in average ticket. Partially offsetting the decrease was growth due to newly constructed salons during fiscal year 2013.

        The $51.5 million decrease in service revenues during fiscal year 2012 was due the closure of 333 company-owned salons and same-store service sales decreasing 3.7%. The decrease in same-store services sales was primarily a result of a 3.1% decrease in same-store guest visits and a 0.6% decrease in average ticket due to promotional programs designed to generate additional guest visits. Partially offsetting the decrease was growth due to new and acquired salons during fiscal year 2012 and the additional day from leap year.

        The $22.4 million decrease in service revenues during fiscal year 2011 was due to same-store service sales decreasing 2.4%, as a result of a decline in same-store guest visits. Partially offsetting the decrease was growth due to new and acquired salons during fiscal year 2011, price increases, sales mix as the company increased hair color and waxing services, and the weakening of the United States dollar against the Canadian dollar.

Product Revenues

        The $24.3 million decrease in product revenues during fiscal year 2013 was primarily due to same-store product sales decreasing 3.9%, the closure of 423 company-owned salons and the comparable prior period including an additional day from leap year, partially offset by an increase in product sales to franchisees as a result of an increase in franchise locations.

        The $7.4 million decrease in product revenues during fiscal year 2012 was primarily due to same-store product sales decreasing 2.7%, and the closure of 333 company-owned salons, partially offset by the additional day from leap year and an increase in product sales to franchisees as a result of an increase in franchise locations.

        The $14.2 million decrease in product revenues during fiscal year 2011 was primarily due to the decrease in product sales to the purchaser of Trade Secret from $20.0 million in fiscal year 2010 to zero in fiscal year 2011. Partially offsetting the decrease was same-store product sales increasing 0.2 percent, product sales from new and acquired salons, and the weakening of the United States dollar against the Canadian dollar during fiscal year 2011.

Royalties and Fees

        Total franchised locations open at June 30, 2013 and 2012 were 2,082 and 2,016, respectively. The $0.8 million increase in royalties and fees was due to the increase in franchised locations during fiscal year 2013 and same-store sales increases at franchise locations.

        Total franchised locations open at June 30, 2012 and 2011 were 2,016 and 1,936, respectively. During fiscal year 2012, we purchased a 60.0 percent ownership interest in a franchise network, consisting of 31 franchised locations. The $1.0 million increase in royalties and fees was also due to same-store sales increases at franchise locations, partially offset by the Company purchasing 11 of our franchised salons during fiscal year 2012.

        Total franchised locations open at June 30, 2011 and 2010 were 1,936 and 2,020, respectively. The 84 salon decrease in franchised locations was offset by the impact of the weakening of the United States dollar against the Canadian dollar.

Cost of Service

        The 220 basis point increase in cost of service as a percent of service revenues during fiscal year 2013 was primarily due to increased labor costs in our North American salons, a result of the Company's strategy to increase stylist hours in order to reduce guest wait times and improve the overall guest experience, and the negative leverage this created with same-store service sales declines. The Company made slight improvement during the year in optimizing salon schedules to align with guest traffic. Also contributing to the basis point increase was the Company's decision earlier in the year to compensate stylists on the gross sales amount during certain coupon events and an increase in health insurance expense due to higher claims.

        The 10 basis point decrease in cost of service as a percent of service revenues during fiscal year 2012 was due to lower commissions as a result of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims, partially offset by decreased productivity in our North American segment.

        The 50 basis point increase in cost of service as a percent of service revenues during fiscal year 2011 was due to an increase in salon health insurance costs due to several unusually large claims and an increase in payroll taxes as a result of states increasing unemployment taxes.

Cost of Product

        The 460 basis point increase in cost of product as a percent of product revenues was mainly attributed to our inventory simplification program, which standardizes retail plan-o-grams, eliminates retail products and consolidates from four to one private label brand. Historically, the Company has been able to recover its cost on discontinued retail inventory through in-store promotional discounts, and during the fourth quarter of fiscal 2013, the Company clearanced approximately $8 million of product. However, given the change in the Company's strategic direction to standardize plan-o-grams, the scope and size of this simplification program and the negative impact continued clearance sales would have on future product sales and cost of product as a percent of product revenues, the Company immediately liquidated any remaining inventory into non Regis distribution channels within the parameters of existing supply agreements. This resulted in a noncash inventory charge of $12.6 million in the fourth quarter. While negatively impacting cost of product as a percent of product revenues, clearance sales and liquidation of inventories generated higher cash returns than past practices of repackaging and returning products to distribution centers for restocking, disposal or return to vendors. Further impacting cost of product as a percent of product sales were Hurricane Sandy product donations, partially offset by reductions to commissions paid on retail sales.

        The 10 basis point increase in cost of product as a percentage of product revenues during fiscal year 2012 was primarily due to increases in freight costs due to higher fuel prices partially offset by a reduction in commissions paid to new employees on retail product sales in our North American segment.

        The 220 basis point decrease in cost of product as a percentage of product revenues during fiscal year 2011 was primarily due to previous fiscal year including $20.0 million of product sold at cost to the purchaser of Trade Secret. Partially offsetting the basis point decrease was an increase in sales of appliances that have a higher cost as a percent of revenues in our International segment.

Site Operating Expenses

        The 30 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2013 was primarily due to negative leverage from the decrease in same-store sales. Site operating expenses declined $3.1 million primarily within our North American segment due to a decrease in advertising costs, utilities and janitorial expense, partially offset by increases in salon connectivity costs to support the Company's new POS system and salon workstations and higher salon repairs and maintenance expense.

        The 10 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage from the decrease in same-store sales.

        The 30 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2011 was primarily due to an increase in advertising expense within the Company's Promenade concept and an increase in self-insurance accruals, partially offset by a reduction in legal claims expense.

General and Administrative

        General and administrative (G&A) declined $22.9 million, or 60 basis points as a percentage of consolidated revenues, during fiscal year 2013. This improvement was primarily due to reductions in salaries and benefits from our corporate reorganization executed last year, certain cost savings initiatives in the current year and reduced levels of incentive pay in the current year, partly offset by costs associated with rolling out our new POS system. The Company remains focused on simplification to drive further costs efficiencies.

        The 130 basis point improvement in G&A costs as a percentage of consolidated revenues during fiscal year 2012 was the result of lapping a $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret in fiscal year 2011. Also contributing to the improvement during fiscal year 2012 was a reduction in salaries and other employee benefits as a result of the reduction in salon support workforce that occurred in January 2012. Partially offsetting these improvements were incremental costs associated with the Company's senior management restructuring, severance charges, and professional fees incurred in connection with the contested proxy and the exploration of alternatives for non-core assets.

        The 210 basis point increase in G&A costs as a percentage of consolidated revenues during fiscal year 2011 was primarily due to the $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret, incremental costs associated with the Company's senior management restructure, expenditures associated with the Regis salon concept re-imaging project, professional fees incurred related to the exploration of strategic alternatives and information technology projects, legal claims and negative leverage on fixed costs within this category due to negative same-store sales.

Rent

        Rent expense decreased by $7.1 million during fiscal year 2013 due to salon closures, primarily within our North American segment. The 50 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2013 was primarily due to negative leverage associated with this fixed cost category.

        The 30 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by favorable common area maintenance adjustments from landlords and salon closures.

        The 20 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2011 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partially offset by a favorable reduction to our common area maintenance expenses.

Depreciation and Amortization

        The 40 basis point decrease in depreciation and amortization (D&A) as a percent of consolidated revenues during fiscal year 2013 was primarily due to our lapping $16.2 million of accelerated amortization associated with the adjustment to the useful life of the Company's previously internally developed POS system. Partially offsetting the 40 basis point improvement was $1.9 million of accelerated depreciation expense in the current year associated with a leased building in conjunction with consolidating the Company's headquarters and negative leverage from the decrease in same-store sales.

        The 70 basis point increase in D&A as a percent of consolidated revenues during fiscal year 2012 was primarily due to $16.2 million ($10.2 million net of tax or $0.18 per diluted share) of accelerated amortization expense in the current year resulting from the useful life adjustment of the Company's internally developed POS system and negative leverage from the decrease in same-store sales. Partially offsetting the basis point increase was the continuation of a decrease in depreciation expense from the reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009.

        The 20 basis point decrease in D&A as a percent of consolidated revenues during fiscal year 2011 was primarily due to a decrease in depreciation expense from a reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009. The basis point decrease was partially offset by negative leverage from the decrease in same-store sales.

Goodwill Impairment

        The Company did not record a goodwill impairment charge in 2013.

        The Company recorded a goodwill impairment charge of $67.7 million related to the Regis salon concept during fiscal year 2012. Due to the continuation of decreased same-store sales, the estimated fair value of the Regis salon operations was less than the carrying value of this concept's net assets, including goodwill. The $67.7 million impairment charge was the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept.

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

Interest Expense

        Interest expense increased by $9.3 million during fiscal year 2013 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013, partially offset by decreased debt levels as compared to fiscal year 2012.

        The 30 basis point improvement in interest as a percent of consolidated revenues during fiscal year 2012 was primarily due to decreased debt levels as compared to fiscal year 2011.

        The 90 basis point improvement in interest as a percent of consolidated revenues during fiscal year 2011 was primarily due to a reduction in interest expense due to fiscal year 2010 including $18.0 million of make-whole payments and other fees associated with the repayment of private placement debt, and decreased debt levels during fiscal year 2011.

Interest Income and Other, net

        The 160 basis point increase in interest income and other, net as a percent of consolidated revenues during fiscal year 2013 was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance, partially offset by fiscal year 2012 including a favorable legal settlement and the foreign currency impact on the Company's investment in MY Style.

        Interest income and other, net as a percent of consolidated revenues during fiscal year 2012, was consistent with the comparable prior period as there was a favorable foreign currency impact related to the Company's investment in MY Style and a favorable legal settlement during fiscal year 2012 that were offset by the prior year comparable period including higher fees received for warehousing services provided to the purchaser of Trade Secret.

        The 30 basis point decrease in the interest income and other, net as a percent of consolidated revenues during fiscal year 2011 was primarily due to the foreign currency impact of the Company's investment in MY Style, $1.9 million received from the purchaser of Trade Secret in the comparable prior period for administrative services, and $1.9 million in interest income recorded in the comparable prior period on the outstanding note receivable due from the purchaser of Trade Secret.

Income Taxes

        During fiscal year 2013, the Company recognized an income tax benefit of $10.0 million on $10.1 million of income from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (99.3)%. The larger than expected effective tax rate benefit was because the $33.8 million foreign currency translation gain recognized at the time of the sale of Provalliance was primarily non-taxable, and the Company benefitted from Work Opportunity Tax Credits.

        During fiscal year 2012, the Company recognized an income tax benefit of $4.4 million on $25.3 million of losses from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of 17.5%. The smaller than expected effective tax rate was primarily because the $67.7 million Regis salon concept impairment charge was partially nondeductible for tax purposes.

        During fiscal year 2011, the Company recognized an income tax benefit of $16.3 million on $43.9 million of loss from continuing operations before income taxes and equity in income of affiliated companies, for an effective tax rate of 37.2%. Significant items impacting the effective tax rate were the $74.1 million Promenade salon concept impairment charge which was partially nondeductible for tax purposes and the Company benefited from Work Opportunity Tax Credits.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

        The loss in affiliated companies, net of taxes for fiscal year 2013 was primarily due to the Company's $17.9 million other than temporary impairment charge recorded on its investment in EEG, partially offset by the Company's share of EEG's net income and a $0.6 million gain on the Provalliance equity put that automatically terminated as a result of the sale of the Company's investment in Provalliance. See Note 5 to the Consolidated Financial Statements for further discussion of each respective affiliated company.

        The loss in affiliated companies, net of taxes for fiscal year 2012 was primarily due to the impairment losses of $17.2 and $19.4 million recorded on our investments in Provalliance and EEG, respectively. In conjunction with entering into a purchase agreement to sell Provalliance, the Company recorded a $37.4 million other than temporary impairment charge on its investment in Provalliance and $20.2 million reduction in the fair value of the Equity Put, resulting in a net impairment charge of $17.2 million. The Company recorded a $19.4 million other than temporary impairment charge for the excess of the carrying value of its investment in EEG over the fair value. The Company also recorded its $8.7 million share of an intangible asset impairment recorded directly by EEG. These impairments recorded during fiscal year 2012 were partially offset by our share of earnings of $9.7 and $4.7 million recorded for our investments in Provalliance and EEG, respectively.

        Equity in income of affiliated companies, net of taxes for fiscal year 2011 was due to equity in income of $7.8 and $5.5 million recorded for our investments in Provalliance and EEG, respectively. In addition, the Company recorded a $9.0 million impairment loss related to the Company's investment in MY Style. The impairment charge was based on the decline in equity value of MY Style as a result of changes in projected revenue growth after the natural disasters that occurred in Japan during March 2011. The Company also recorded a $2.4 million net gain related to the settlement of a portion of the Company's equity put liability and additional ownership of the Frank Provost Group in Provalliance.

Income from Discontinued Operations, net of Taxes

        During fiscal year 2013, the Company recognized $25.0 million of income, net of taxes from discontinued operations, primarily from an after-tax gain of $17.8 million realized upon the sale of Hair Club and $12.6 million of income from Hair Club operations, net of taxes, partially offset by

$5.4 million of expense, net of taxes associated with professional and transaction fees. See Note 2 to the Consolidated Financial Statements for further discussion on discontinued operations.

        During fiscal year 2012, the Company recognized $62.4 million of loss, net of taxes from discontinued operations, primarily from a $61.9 million loss, net of taxes from Hair Club operations, as a result of the $78.4 million goodwill impairment charge, and $1.6 million of expense, net of taxes associated with professional and transaction fees, partially offset by $1.1 million tax benefit related to the release of tax reserves associated with the disposition of our Trade Secret salon concept.

        During fiscal year 2011, the Company recognized $12.0 of income, net of taxes, from Hair Club operations.

Recent Developments

First Quarter-to-Date Fiscal 2014 Sales Trends

        As of August 25, 2013, first quarter-to-date same store service sales and product sales were down 3.4% and 14.9%, respectively. The Company believes these declines are short-term in nature, and we have seen improvement in August same-store service sales which are down 2.4%, a 180 basis point improvement since July. We expect these trends to further improve as our new field teams transition from reorganizing and hiring activities to focusing on their salons, and as we become more comfortable with and optimize our use of the new POS system. The Company has taken a number of steps to reverse this short-term trend, including providing an incentive for stylists to gain traction on our first quarter promotion and accelerating by two weeks the delivery of items within our new product assortment so that salon shelves could be reset sooner. Since salon resets were just completed several weeks ago, product sales trends have yet to show improvement.

Field Reorganization—Financial Statement Expense Classification

        Beginning in the first quarter of fiscal year 2014, the field reorganization, excluding salons within the mass premium category, will result in a change in expense classifications on our Statement of Operations. Previously, field leaders did not work on the salon floor daily. As reorganized, field leaders will spend most of their time on the salon floor leading, mentoring and serving guests. Accordingly, field leader costs, including their labor and travel costs, will directly arise from the management of salon operations. As a result, district and senior district leader labor costs will be reported within Cost of Service rather than General and Administrative expenses, and their travel costs will be reported within Site Operating expenses rather than General and Administrative expenses. This expense classification will have no financial impact on the Company's reported operating income (loss), reported net income (loss) or cash flows from operations.

Recent Accounting Pronouncements

        Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

        Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance strategic initiatives. We also anticipate having access to long-term financing. However, in the event our liquidity is insufficient and we are not able to access long-term financing, we may be required to limit or delay our strategic initiatives. There can be no assurance that we will continue to generate cash flows at or above current levels.

        As of June 30, 2013, cash and cash equivalents were $200.5 million, with $176.4, $11.7 and $12.4 million in the United States, Canada, and Europe, respectively. As of June 30, 2013, the Company has a $33.3 million income tax receivable of which approximately $11 million is expected to be collected during the first quarter of fiscal year 2014.

        We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of June 30, 2013, the Company had no outstanding borrowings under the facility, and had outstanding standby letters of credit under the facility of $2.2 million, primarily related to its self-insurance program. Accordingly, unused available credit under the facility at June 30, 2013 was $397.8 million. The credit under this facility could be used to fund the convertible senior term notes should the Company choose to settle these notes in cash. Refer to additional discussion under financing arrangements.

        Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At June 30, 2013, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Cash Flows

Cash Flows from Operating Activities

        Fiscal year 2013 cash provided by operating activities of $69.1 million declined by $84.6 million compared to the previous fiscal year. Despite higher earnings in the current year, the decrease is attributable to decreases in revenues and increased cost of service and product resulting in changes in working capital. Cash payments of deferred compensation and income taxes also contributed to declines in cash provided by operating activities.

        Fiscal year 2012 cash provided by operating activities of $153.7 million declined by $75.5 million compared to the previous fiscal year, $51.8 million of this decrease related to the timing of accruals and a reduction in the amount received for income taxes, as fiscal year 2011 included a tax refund related to the fiscal year 2009 loss on discontinued operations. Cash provided by operating activities was also lower due to a decrease of $6.0 million in dividends received from affiliated companies.

        Fiscal year 2011 cash provided by operating activities of $229.2 million increased by $37.0 million mainly due to an increase of $7.6 million in dividends received from affiliated companies and a $23.9 million reduction in income tax receivables.

Cash Flows from Investing Activities

        Cash provided by investing activities during fiscal year 2013 of $165.1 million was greater than the $90.9 million use of cash in fiscal year 2012. In fiscal year 2013, we received $266.2 million from the sales of Hair Club and Provalliance and $26.4 million from EEG related to principal payments on the outstanding note receivable and revolving line of credit. These were partially offset by the Company placing $24.5 million into restricted cash to collateralize its self-insurance program, enabling the Company to reduce fees associated with previously utilized standby letters of credit, and increased capital expenditures primarily related to the Company's POS system implementation.

        Cash used by investing activities of $90.9 million during fiscal year 2012 was less than fiscal year 2011 of $144.3 million due to the comparable prior period including the acquisition of approximately 17 percent additional equity interest in Provalliance for $57.3 million, a decrease in the amount of cash paid for acquisitions during fiscal year 2012, partially offset by an increase in capital expenditures during fiscal year 2012 for a POS system and new salon construction.

        Cash used by investing activities of $144.3 million during fiscal year 2011 was greater compared to fiscal year 2010 of $44.6 million due to the acquisition of approximately 17 percent additional equity interest in Provalliance for $57.3 million, a disbursement of $15.0 million on the revolving credit facility with EEG and planned increases in acquisitions and capital expenditures.

Cash Flows from Financing Activities

        During fiscal years 2013, 2012 and 2011, the primary use of cash within financing activities was for repayments of long-term debt of $118.2, $29.7 and $137.7 million, respectively and dividends of $13.7, $13.9 and $11.5 million, respectively. During fiscal year 2013 the Company used $14.9 million to repurchase common stock under its share repurchase program and prepaid $89.3 million in private placement debt.

Financing Arrangements

        Financing activities are discussed in Note 7 to the Consolidated Financial Statements in Part II, Item 8. Derivative activities are discussed in Note 1 to the Consolidated Financial Statements in Part II, Item 8 and Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."

        Management believes that cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. As of June 30, 2013, we have $397.8 million available under our existing revolving credit facility.

        The Company's financing arrangements consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2013	2012	2013	2012
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013	6.69 - 8.50%	6.69 - 8.50%	$—	$111,429
Convertible senior notes(1)	2015	5.00	5.00	166,454	161,134
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	8,316	14,780
Other notes payable	2013	5.75 - 8.00	5.75 - 8.00	—	331

				174,770	287,674
Less current portion(1)				(173,515)	(28,937)

Long-term portion				$1,255	$258,737

(1)
On or after April 15, 2014, holders may convert each of their senior convertible notes at their option at any time prior to the July 10, 2014 maturity date. As a result, the Company has included the convertible senior notes within long-term debt, current portion on the Consolidated Balance Sheet.

        In June 2013, the Company entered into a Sixth Amended and Restated Credit Agreement (Credit Agreement), which amended and restated in its entirety, the Company's existing Fifth Amended and Restated Credit Agreement that was entered into during fiscal year 2011. The Credit Agreement provides for a $400.0 million unsecured five-year revolving credit facility that expires in June 2018 and includes, among other things, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant, and certain restrictions on liens, liquidity and other indebtedness. The Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the Credit Agreement include a change of control of the Company. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2013.

        During June 2013, the Company prepaid $89.3 million of unsecured, fixed rate, senior term notes outstanding under a private shelf agreement.

        Beginning in April 2014, the holders of our convertible senior term notes may convert their notes at their option. The Company has the choice of net-cash settlement, settlement in its own shares or a combination of both. As of June 30, 2013, the notes are convertible at a conversion rate of 65.4357 shares of the Company's common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.28 per share of the Company's common stock.

        Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point (Decrease) Increase(1)
2013	16.9%	(750)
2012	24.4	110
2011	23.3	(700)

(1)
Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

        The basis point improvement in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.

        The basis point increase in the debt to capitalization ratio as of June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in shareholders' equity as a result of the non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit and a $36.6 million net impairment charge associated with our investments in Provalliance and EEG. Partially offsetting the impact of the decrease in shareholders' equity was a decrease in debt levels.

        The basis point improvement in the debt to capitalization ratio as of June 30, 2011 compared to June 30, 2010 was primarily due to the repayment of an $85.0 million term loan during fiscal year 2011 and foreign currency translation adjustments due to the weakening of the United States dollar against the Canadian dollar and British Pound.

Contractual Obligations and Commercial Commitments

        The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2013:

	Payments due by period
Contractual Obligations	Within 1 years	1 - 3 years	3 - 5 years	More than 5 years	Total
	(Dollars in thousands)
On-balance sheet:
Debt obligations	$166,454	$—	$—	$—	$166,454
Capital lease obligations	7,061	1,255	—	—	8,316
Other long-term liabilities	4,651	4,958	3,266	7,870	20,745

Total on-balance sheet	178,166	6,213	3,266	7,870	195,515

Off-balance sheet(a):
Operating lease obligations	297,328	412,332	181,277	65,992	956,929
Interest on long-term debt and capital lease obligations	9,035	422	—	—	9,457

Total off-balance sheet	306,363	412,754	181,277	65,992	966,386

Total	$484,529	$418,967	$184,543	$73,862	$1,161,901

(a)
In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.

On-Balance Sheet Obligations

        Our long-term obligations are composed primarily of convertible debt. There were no outstanding borrowings under our revolving credit facility at June 30, 2013. Interest payments on long-term debt and capital lease obligations are estimated based on each debt obligation's agreed upon rate as of June 30, 2013 and scheduled contractual repayments.

        Other long-term liabilities of $20.8 million include $14.5 million related to the Executive Profit Sharing Plan and a salary deferral program $6.3 million (including $0.1 million in interest) related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.

        This table excludes short-term liabilities, other than the current portion of long-term debt, disclosed on our balance sheet as the amounts recorded for these items will be paid in the next year. We have no unconditional purchase obligations. Also excluded from the contractual obligations table are payment estimates associated with employee health and workers' compensation claims for which we are self-insured. The majority of our recorded liability for self-insured employee health and workers' compensation losses represents estimated reserves for incurred claims that have yet to be filed or settled.

        The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their performance within the Company. Because we cannot predict the timing or amount of our future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $3.5 and $9.5 million and are included in accrued liabilities and other noncurrent liabilities, respectively, in the Consolidated Balance Sheet at June 30, 2013. Refer to Note 10 to the Consolidated Financial Statements for additional information.

        As of June 30, 2013, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 9 to the Consolidated Financial Statements for more information on our uncertain tax positions.

Off-Balance Sheet Arrangements

        Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $160.2 million, which are reimbursed to the Company by franchisees, and the guarantee of operating leases of salons operated by the purchaser of Trade Secret with future minimum lease payments of less than $3.0 million. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

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

        We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2013. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Dividends

        We paid dividends of $0.24 per share during fiscal years 2013 and 2012 and $0.20 per share during fiscal year 2011. On August 20, 2013, the Board of Directors of the Company declared a $0.06 per share quarterly dividend payable September 17, 2013 to shareholders of record on September 3, 2013.

Share Repurchase Program

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company repurchased 909,175 shares of common stock through its share repurchase program during fiscal year 2013 for $14.9 million. The Company did not repurchase any shares during fiscal year 2012 or 2011. As of June 30, 2013 a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

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

Investment In and Loans to Affiliates

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable.

        During fiscal years 2013 and 2012, we recorded noncash impairments of $17.9 and $19.4 million related to our investment in EEG. Due to economic, regulatory and other factors, we may be required to take additional noncash impairment charges related to our investments and such noncash impairments could be material to our consolidated balance sheet and results of operations. In addition, our joint venture partners may be required to take noncash impairment charges related to long-lived assets and goodwill, and our share of such noncash impairment charges could be material to our consolidated balance sheet and results of operations. Our share of EEG's goodwill balances as of June 30, 2013 is approximately $16 million.

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

        In situations where a reporting unit's carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values under the assumption of a taxable transaction. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        No goodwill impairment charges were recorded during fiscal year 2013. We impaired $67.7 and $74.1 million of goodwill associated with our Regis and Promenade salon concepts during fiscal year 2012 and 2011, respectively.

        For the fiscal year 2013 annual impairment testing of goodwill, the estimated fair value of the Regis salon concept exceeded its respective carrying value by approximately 9.0 percent. As it is reasonably likely that there could be impairment of the Regis salon concept's goodwill in future periods along with the sensitivity of the Company's critical assumptions in estimating fair value of this reporting unit, the Company has provided additional information related to this reporting unit.

        A summary of the critical assumptions utilized during the fiscal year 2013 annual impairment test of the Regis salon concept are outlined below:

          Annual revenue growth.     Annual revenue growth is primarily driven by assumed same-store sales rates of approximately negative 2.0 to positive 3.0 percent. Other considerations include anticipated economic conditions and moderate new salon growth.

          Gross margin.     Adjusted for anticipated salon closures, new salon construction estimated future gross margins were held constant.

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

          Long-term growth.     A long-term growth rate of 2.5 percent was applied to terminal cash flow based on anticipated economic conditions and business plans.

          Discount rate.     A discount rate of 13.5 percent based on the weighted average cost of capital that equals the rate of return on debt capital and equity capital weighted in proportion to the capital structure common to the industry, risk adjusted for the Regis salon concept.

        The following table summarizes the approximate impact that a change in certain critical assumptions would have on the estimated fair value of our Regis salon concept goodwill balance (the approximate impact of the change in the critical assumptions assumes all other assumptions and factors remain constant):

Critical Assumptions	Increase (Decrease)	Approximate Decrease in Fair Value
		(In thousands)
Discount Rate	1.0%	$4,500
Same-Store Sales	(1.0)	500

        The respective fair values of the Company's remaining reporting units exceeded fair value by greater than 20.0 percent at June 30, 2013. While the Company has determined the estimated fair values of Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis may experience additional impairment in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Regis reporting unit is dependent on many factors and cannot be predicted with certainty.

        As of June 30, 2013, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

        A summary of the Company's goodwill balance by reporting unit is as follows:

	June 30,
Reporting Unit	2013	2012
	(Dollars in thousands)
Regis	$34,953	$34,992
MasterCuts	4,652	4,652
SmartStyle	49,286	49,476
Supercuts	129,610	129,621
Promenade	242,384	243,538

Total	$460,885	$462,279

Long-Lived Assets, Excluding Goodwill

        We assess the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Our impairment analysis on salon property and equipment is performed on a salon by salon basis. The Company's test for impairment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related salon assets that does not recover the carrying value of the salon assets. The fair value estimate is based on the best information available, including market data.

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

        During fiscal years 2013, 2012 and 2011, $8.2, $6.6 and $6.5 million, respectively, of impairments were recorded within depreciation and amortization in the Consolidated Statement of Operations.

Income Taxes

        Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. In the United States, after excluding certain deferred tax liabilities related to assets with indefinite lives, the Company has net deferred tax assets of approximately $56.3 million. Realization of deferred tax assets is ultimately dependent upon future taxable income. We assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for income taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not ultimately be recoverable. Should the Company's present financial trends continue, it is reasonably possible that the Company could determine that a valuation allowance against the United States deferred tax assets will be required. We recognize a reserve for potential liabilities for anticipated tax audit issues in the United States and other tax jurisdictions based on our estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. If our estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.

Contingencies

        We are involved in various lawsuits and claims that arise from time to time in the ordinary course of our business. Accruals are recorded for such contingencies based on our assessment that the occurrence is probable and can be reasonably estimated. Management considers many factors in making these assessments including past history and the specifics of each case. However, litigation is inherently unpredictable and excessive verdicts do occur, which could have a material impact on our Consolidated Financial Statements.

        During fiscal year 2013, the Company incurred $1.2 million of expense in conjunction with the derivative shareholder action. During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit. During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, specifically the revolving credit facility which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related to its net investments in its foreign subsidiaries and, to a lesser extent, changes in the Canadian dollar and British Pound exchange rates. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.

Interest Rate Risk:

        The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2013, the Company did not have any outstanding variable rate debt as there were no amounts outstanding on the revolving credit facility. The Company had outstanding fixed rate debt balances of $174.8 and $287.7 million at June 30, 2013 and June 30, 2012, respectively.

Foreign Currency Exchange Risk:

        Over 85% of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2013, the Company did not have any derivative instruments to manage its foreign currency risk.

        During fiscal years 2013, 2012, and 2011 the foreign currency gain (loss) included in net income was $33.4, $0.4, and ($1.5) million, respectively. During fiscal year 2013, Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance and subsequent liquidation of all foreign entities with Euro denominated operations.

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

        Management has assessed the Company's internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2013, the Company's internal control over financial reporting was effective.

        The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2013, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Regis Corporation:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 27, 2013

REGIS CORPORATION

CONSOLIDATED BALANCE SHEET

(Dollars in thousands, except per share data)

	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$200,488	$111,943
Receivables, net	33,062	28,954
Inventories	139,607	142,276
Deferred income taxes	24,145	14,503
Income tax receivable	33,346	14,098
Other current assets	57,898	55,903
Current assets held for sale (Note 2)	—	17,000

Total current assets	488,546	384,677
Property and equipment, net	313,460	305,799
Goodwill	460,885	462,279
Other intangibles, net	21,496	23,395
Investment in and loans to affiliates	43,319	160,987
Other assets	62,786	59,488
Long-term assets held for sale (Note 2)	—	175,221

Total assets	$1,390,492	$1,571,846

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$173,515	$28,937
Accounts payable	66,071	47,890
Accrued expenses	137,226	157,026
Current liabilities related to assets held for sale (Note 2)	—	18,120

Total current liabilities	376,812	251,973
Long-term debt and capital lease obligations	1,255	258,737
Other noncurrent liabilities	155,011	143,972
Long-term liabilities related to assets held for sale (Note 2)	—	28,007

Total liabilities	533,078	682,689

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 56,630,926 and 57,415,241 common shares at June 30, 2013 and 2012, respectively	2,832	2,871
Additional paid-in capital	334,266	346,943
Accumulated other comprehensive income	20,556	55,114
Retained earnings	499,760	484,229

Total shareholders' equity	857,414	889,157

Total liabilities and shareholders' equity	$1,390,492	$1,571,846

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands, except per share data)

	Fiscal Years
	2013	2012	2011
Revenues:
Service	$1,563,890	$1,643,891	$1,695,424
Product	415,707	440,048	447,465
Royalties and fees	39,116	38,288	37,292

	2,018,713	2,122,227	2,180,181
Operating expenses:
Cost of service	930,687	941,671	972,894
Cost of product	228,577	221,635	225,191
Site operating expenses	203,912	207,031	211,223
General and administrative	226,740	249,634	285,845
Rent	324,716	331,769	333,059
Depreciation and amortization	91,755	104,970	92,151
Goodwill impairment	—	67,684	74,100

Total operating expenses	2,006,387	2,124,394	2,194,463

Operating income (loss)	12,326	(2,167)	(14,282)
Other income (expense):
Interest expense	(37,594)	(28,245)	(34,374)
Interest income and other, net	35,366	5,098	4,723

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	10,098	(25,314)	(43,933)
Income taxes	10,024	4,430	16,333
Equity in (loss) income of affiliated companies, net of income taxes	(15,956)	(30,859)	6,661

Income (loss) from continuing operations	4,166	(51,743)	(20,939)

Income (loss) from discontinued operations, net of taxes (Note 2)	25,028	(62,350)	12,034

Net income (loss)	$29,194	$(114,093)	$(8,905)

Net income (loss) income per share:
Basic:
Income (loss) from continuing operations	0.07	(0.91)	(0.37)
Income (loss) from discontinued operations	0.44	(1.09)	0.21

Net income (loss) per share, basic	$0.51	$(2.00)	$(0.16)

Diluted:
Income (loss) from continuing operations	0.07	(0.91)	(0.37)
Income (loss) from discontinued operations	0.44	(1.09)	0.21

Net income (loss) per share, diluted	$0.51	$(2.00)	$(0.16)

Weighted average common and common equivalent shares outstanding:
Basic	56,704	57,137	56,704

Diluted	56,846	57,137	56,704

Cash dividends declared per common share	$0.24	$0.24	$0.20

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

(Dollars in thousands)

	Fiscal Years
	2013	2012	2011
Net income (loss)	$29,194	$(114,093)	$(8,905)
Other comprehensive loss:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(1,349)	(24,254)	30,405
Reclassification adjustments for gains included in net income (loss)	(33,842)	—	—

Net current period foreign currency translation adjustments	(35,191)	(24,254)	30,405

Recognition of deferred compensation and other, net of tax expense of $411, $644, and $232, respectively	656	1,029	377
Change in fair market value of financial instruments designated as cash flow hedges, net of tax (benefit) expense of $(12), $210 and $86, respectively	(23)	393	132

Other comprehensive (loss) income	(34,558)	(22,832)	30,914

Comprehensive (loss) income	$(5,364)	$(136,925)	$22,009

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(Dollars in thousands, except share data)

	Common Stock			Accumulated Other Comprehensive Income
			Additional Paid-In Capital		Retained Earnings
	Shares	Amount				Total
Balance, June 30, 2010	57,561,180	$2,878	$332,372	$47,032	$631,011	$1,013,293
Net loss					(8,905)	(8,905)
Foreign currency translation adjustments				30,405		30,405
Proceeds from exercise of SARs & stock options	45,933	2	680			682
Stock-based compensation			9,596			9,596
Shares issued through franchise stock incentive program	24,472	1	397			398
Recognition of deferred compensation and other, net of taxes (Note 10)				509		509
Tax benefit realized upon exercise of stock options			67			67
Net restricted stock activity	79,226	5	(1,795)			(1,790)
Vested stock option expirations			(127)			(127)
Dividends					(11,509)	(11,509)

Balance, June 30, 2011	57,710,811	2,886	341,190	77,946	610,597	1,032,619
Net loss					(114,093)	(114,093)
Foreign currency translation adjustments				(24,254)		(24,254)
Proceeds from exercise of SARs& stock options	60	—	—			—
Stock-based compensation			7,597			7,597
Shares issued through franchise stock incentive program	18,844	1	305			306
Recognition of deferred compensation and other, net of taxes (Note 10)				1,422		1,422
Net restricted stock activity	(314,474)	(16)	(1,426)			(1,442)
Vested stock option expirations			(723)			(723)
Cumulative minority interest (Note 1)					1,580	1,580
Dividends					(13,855)	(13,855)

Balance, June 30, 2012	57,415,241	2,871	346,943	55,114	484,229	889,157
Net income					29,194	29,194
Foreign currency translation adjustments				(35,191)		(35,191)
Stock repurchase plan	(909,175)	(45)	(14,823)			(14,868)
Proceeds from exercise of SARs & stock options	3,051	—	41			41
Stock-based compensation			5,881			5,881
Shares issued through franchise stock incentive program	19,583	1	356			357
Recognition of deferred compensation and other, net of taxes (Note 10)				633		633
Net restricted stock activity	102,226	5	(2,728)			(2,723)
Vested stock option expirations			(1,404)			(1,404)
Minority interest (Note 1)					45	45
Dividends					(13,708)	(13,708)

Balance, June 30, 2013	56,630,926	$2,832	$334,266	$20,556	$499,760	$857,414

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Dollars in thousands)

	Fiscal Years
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$29,194	$(114,093)	$(8,905)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	84,018	111,435	98,428
Equity in loss (income) of affiliated companies	15,328	30,043	(7,228)
Dividends received from affiliated companies	1,095	4,047	10,023
Deferred income taxes	10,322	(14,171)	(14,711)
Accumulated other comprehensive income reclassification adjustments (Note 5)	(33,842)	—	—
Gain on from sale of discontinued operations	(17,827)	—	—
Loss on write down of inventories	12,557	—	—
Goodwill impairment	—	146,110	74,100
Salon asset impairments	8,224	6,636	6,681
Note receivable bad debt (recovery) expense	(333)	(805)	31,227
Stock-based compensation	5,881	7,597	9,596
Amortization of debt discount and financing costs	7,346	6,696	6,469
Other noncash items affecting earnings	394	31	1,511
Changes in operating assets and liabilities(1):
Receivables	(4,332)	(4,502)	(2,358)
Inventories	(10,745)	2,644	4,629
Income tax receivable	(23,421)	2,809	23,855
Other current assets	(8,064)	(5,272)	4,725
Other assets	239	(841)	(11,050)
Accounts payable	19,086	(4,856)	(2,973)
Accrued expenses	(26,431)	(8,657)	3,341
Other noncurrent liabilities	459	(11,151)	1,818

Net cash provided by operating activities	69,148	153,700	229,178

Cash flows from investing activities:
Capital expenditures	(105,857)	(85,769)	(71,469)
Proceeds from sale of assets	163,916	502	626
Asset acquisitions, net of cash acquired	—	(2,587)	(17,990)
Proceeds from loans and investments	131,581	11,995	16,804
Disbursements for loans and investments	—	(15,000)	(72,301)
Change in restricted cash	(24,500)	—	—

Net cash provided by (used in) investing activities	165,140	(90,859)	(144,330)

Cash flows from financing activities:
Borrowings on revolving credit facilities	5,200	471,500	—
Payments on revolving credit facilities	(5,200)	(471,500)	—
Repayments of long-term debt and capital lease obligations	(118,223)	(29,693)	(137,671)
Repurchase of common stock	(14,868)	—	—
Proceeds from issuance of common stock	—	—	749
Dividends paid	(13,708)	(13,855)	(11,509)

Net cash used in financing activities	(146,799)	(43,548)	(148,431)

Effect of exchange rate changes on cash and cash equivalents	1,056	(3,613)	7,975

Increase (decrease) in cash and cash equivalents	88,545	15,680	(55,608)
Cash and cash equivalents:
Beginning of year	111,943	96,263	151,871

End of year	$200,488	$111,943	$96,263

(1)
Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions.

The accompanying notes are an integral part of the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description:

        Regis Corporation (the Company) owns, operates and franchises hairstyling and hair care salons throughout the United States (U.S.), the United Kingdom (U.K.), Canada and Puerto Rico. Substantially all of the hairstyling and hair care salons owned and operated by the Company in the U.S., Canada and Puerto Rico are located in leased space in enclosed mall shopping centers, strip shopping centers or Walmart Supercenters. Franchised salons throughout the U.S. are primarily located in strip shopping centers. Company-owned salons in the U.K. are owned and operated in malls, leading department stores, mass merchants and high-street locations.

        Based on the way the Company manages its business, it has two reportable segments: North American and international salons.

Consolidation:

        The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities' operations.

Variable Interest Entities:

        The Company has or has had interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entity (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders, and the risk and benefits of the VIE.

        As of June 30, 2013, the Company has one VIE, Roosters, where the Company is the primary beneficiary. The Company owns a 60.0% ownership interest in Roosters. As of June 30, 2013, total assets, total liabilities, and total shareholders' equity of Roosters were $6.2, $2.1, and $4.1 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2013 and 2012. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.6 million as of June 30, 2013 and 2012, and recorded within retained earnings on the Consolidated Balance Sheet.

Reclassifications:

        Beginning in the first quarter of fiscal year 2013, salon marketing and advertising expenses that were presented within cost of service and general and administrative operating expense line items in prior filings were reclassified to site operating expenses within the Consolidated Statement of Operations. Reclassifications were made to better present how management of the Company views the respective salon marketing and advertising expenses. Prior period amounts have been reclassified to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

conform to the current year presentation. These reclassifications had no impact on operating income, net income or cash flows from operations. The tables below presents the impact of the reclassification:

	Fiscal Year 2012
	Prior Presentation(1)	Reclassification	As Presented
	(Dollars in thousands)
Cost of service	$942,461	$(790)	$941,671
Site operating expenses	192,246	14,785	207,031
General and administrative	263,629	(13,995)	249,634

	Fiscal Year 2011
	Prior Presentation(1)	Reclassification	As Presented
	(Dollars in thousands)
Cost of service	$973,739	$(845)	$972,894
Site operating expenses	193,404	17,819	211,223
General and administrative	302,819	(16,974)	285,845

(1)
Excludes amounts related to discontinued operations. See Note 2 to the Consolidated Statement of Operations.

        In addition, expenses associated with our distribution centers were reclassified from Corporate to North America reportable segment. Reclassifications were made to better present how management of the Company views the respective distribution centers expenses. This reclassification had no impact on our Consolidated Statement of Operations and Consolidated Statement of Cash Flows. Prior period amounts have been reclassified to conform to the current year presentation. The table below presents the impact of the reclassification of depreciation and amortization expenses and operating income (loss) between the Company's Corporate and North America reportable segments:

	Fiscal Year 2012
	North America			Unallocated Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation(1)	Reclassification	As Presented(2)
	(Dollars in thousands)
Depreciation and amortization	$68,983	$2,270	$71,253	$30,690	$(2,270)	$28,420
Operating income (loss)	165,368	(25,394)	139,974	(170,040)	25,394	(144,646)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Fiscal Year 2011
	North America			Unallocated Corporate
	Prior Presentation	Reclassification	As Presented(2)	Prior Presentation	Reclassification	As Presented(2)
	(Dollars in thousands)
Depreciation and amortization	$69,763	$2,444	$72,207	$17,638	$(2,444)	$15,194
Operating income (loss)	166,683	(26,726)	139,957	(187,703)	26,726	(160,977)

(1)
Excludes amounts related to discontinued operations. See Note 2 to the Consolidated Statement of Operations.

(2)
See Note 14 to the Consolidated Statement of Operations for presentation of segment information.

Use of Estimates:

        The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

        Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2013 and 2012.

        The Company has restricted cash primarily related to contractual obligations to collateralize its self-insurance program. The restricted cash arrangement can be cancelled by the Company at any time if substituted with letters of credit. The restricted cash balance is classified within other current assets on the Consolidated Balance Sheet.

Receivables and Allowance for Doubtful Accounts:

        The receivable balance on the Company's Consolidated Balance Sheet primarily includes credit card receivables and accounts and notes receivable from franchisees. The balance is presented net of an allowance for expected losses (i.e., doubtful accounts), primarily related to receivables from the Company's franchisees. The Company monitors the financial condition of its franchisees and records provisions for estimated losses on receivables when it believes franchisees are unable to make their required payments based on factors such as delinquencies and aging trends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2013, and 2012 the allowance for doubtful accounts was $0.6 and $0.7 million, respectively.

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

        Physical inventory counts are performed annually. Product and service inventories are adjusted based on the results of the physical inventory counts. Between the physical inventory counts, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor, and the cost of product used in salon services is determined by applying estimated percentage of total cost of service and product to service revenues. The estimated percentage related to service inventories are updated quarterly based on the results of cycle counts and other factors that could impact the Company's margin rate estimates such as mix of service sales, discounting and special promotions. Actual results for the estimated percentage as compared to the quarterly estimates have not historically resulted in material adjustments to our Statement of Operations.

        The Company has inventory valuation reserves for excess, obsolescence or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. During fiscal year 2013, the Company recorded an inventory reserve of $12.6 million associated with standardizing plan-o-grams and eliminating retail products and consolidating its four private label brands to one.

Property and Equipment:

        Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $81.8, $96.4, and $83.5 million in fiscal years 2013, 2012, and 2011, respectively.

        The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Amortization expense related to capitalized software was $6.8, $22.3, and $8.4 million in fiscal years 2013, 2012, and 2011, respectively, which has been determined based on an estimated useful lives ranging from five to seven years.

        The Company implemented a third party point-of-sale (POS) information system in fiscal year 2013. The Company recorded $16.2 million of accelerated amortization expense in fiscal year 2012 associated with a previously developed POS system that became fully depreciated as of June 30, 2012.

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

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

        The Company assessed the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. The Company's impairment analysis on salon property and equipment is performed on a salon by salon basis. The Company's test for impairment is performed at a salon level as this is the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the related salon assets that does not recover the carrying value of the salon assets. The fair value estimate is based on the best information available, including market data.

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

        During fiscal years 2013, 2012 and 2011, $8.2, $6.6 and $6.5 million, respectively, of impairments were recorded within depreciation and amortization in the Consolidated Statement of Operations.

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

        The Company calculates the estimated fair value of the reporting units based on discounted future cash flows that utilize estimates in annual revenue, gross margins, fixed expense rates, allocated corporate overhead, long-term growth rates for determining terminal value, and a discount rate based on the weighted average cost of capital. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company considers its various concepts to be reporting units when testing for goodwill impairment because that is where the goodwill resides. The Company periodically engages third-party valuation consultants to assist in evaluation of the Company's estimated fair value calculations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In situations where a reporting unit's carrying value exceeds its estimated fair value, the amount of the impairment loss must be measured. The measurement of impairment is calculated by determining the implied fair value of a reporting unit's goodwill. In calculating the implied fair value of goodwill, the fair value of the reporting unit is allocated to all other assets and liabilities of that unit based on the relative fair values under the assumption of a taxable transaction. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities is the implied fair value of goodwill. The goodwill impairment is measured as the excess of the carrying value of goodwill over its implied fair value.

        For the fiscal year 2013 annual impairment testing of goodwill, the estimated fair value of the Regis salon concept reporting unit exceeded the carrying value by approximately 9.0 percent. The respective fair values of the Company's remaining reporting units exceeded carrying value by greater than 20.0 percent at June 30, 2013. While the Company has determined the estimated fair value of Regis to be appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis may experience additional impairment in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of the Company. Because some of the inherent assumptions and estimates used in determining the fair value of the reportable segment are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Regis salon concept reporting unit is dependent on many factors and cannot be predicted with certainty.

        As of June 30, 2013, the Company's estimated fair value, as determined by the sum of our reporting units' fair value reconciled to within a reasonable range of our market capitalization which included an assumed control premium.

        A summary of the Company's goodwill balance by reporting unit is as follows:

	June 30,
Reporting Unit	2013	2012
	(Dollars in thousands)
Regis	$34,953	$34,992
MasterCuts	4,652	4,652
SmartStyle	49,286	49,476
Supercuts	129,610	129,621
Promenade	242,384	243,538

Total	$460,885	$462,279

        No goodwill impairment charges were recorded during fiscal year 2013. As a result of the goodwill impairment analyses performed in fiscal years 2012 and 2011, the Company recorded $67.7 and $74.1 million, respectively, of impairment charges within continuing operations for the excess of the carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept in fiscal year 2012 and the Promenade salon concept in fiscal year 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investment In and Loans to Affiliates:

        The Company has equity investments in securities of certain privately held entities. The Company accounts for these investments under the equity or cost method of accounting. Investments accounted for under the equity method are recorded at the amount of the Company's investment and adjusted each period for the Company's share of the investee's income or loss. Investments are reviewed for changes in circumstance or the occurrence of events that suggest the Company's investment may not be recoverable. See further discussion within Note 5 to the Consolidated Financial Statements.

Self-Insurance Accruals:

        The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.

        The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially-determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors, and severity factors.

        Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2013, 2012 and 2011, the Company recorded (decreases) increases in expense from changes in estimates related to prior year open policy periods of ($1.1), $0.9 and $1.4 million, respectively. A 10.0% change in the self-insurance reserve would affect income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies by $4.7, $4.8 and $4.6 million for fiscal years 2013, 2012 and 2011, respectively. The Company updates loss projections twice each year and adjusts its recorded liability to reflect the current projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

        As of June 30, 2013, the Company had $14.8 and $32.4 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2012, the Company had $15.5 and $32.5 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.

Deferred Rent and Rent Expense:

        The Company leases most salon locations under operating leases. Rent expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays, and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease compared to that of the straight-line basis is recorded as deferred rent within accrued expenses and other noncurrent liabilities in the Consolidated Balance Sheet.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For purposes of recognizing incentives and minimum rental expenses on a straight-line basis over the lease terms, the Company uses the date it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use of the leased space.

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

Revenue Recognition and Deferred Revenue:

        Company-owned salon revenues are recognized at the time when the services have been provided. Product revenues are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) until they are redeemed.

        Product sales by the Company to its franchisees are included within product revenues on the Consolidated Statement of Operations and recorded at the time product is shipped to franchise locations.

        Franchise revenues primarily include royalties, initial franchise fees and net rental income (see Note 8). Royalties are recognized as revenue in the month in which franchisee services are rendered. The Company recognizes revenue from initial franchise fees at the time franchise locations are opened, as this is generally when the Company has performed all initial services required under the franchise agreement.

Classification of Expenses:

        The following discussion provides the primary costs classified in each major expense category:

          Cost of service— labor costs related to salon employees and the cost of product used in providing service.

          Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.

          Site Operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, and janitorial costs.

          General and administrative— costs associated with our field supervision, salon training and promotions, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consideration Received from Vendors:

        The Company receives consideration for a variety of vendor-sponsored programs. These programs primarily include volume rebates and promotion and advertising reimbursements. Promotion and advertising reimbursements are discussed under Advertising within this Note 1 to the Consolidated Financial Statements.

        With respect to volume rebates, the Company estimates the amount of rebate it will receive and accrues it as a reduction to the cost of inventory over the period in which the rebate is earned based upon historical purchasing patterns and the terms of the volume rebate program. A quarterly analysis is performed in order to ensure the estimated rebate accrued is reasonable, and any necessary adjustments are recorded.

Shipping and Handling Costs:

        Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations, and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.6, $3.8, and $3.5 million during fiscal years 2013, 2012, and 2011, respectively, and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

Advertising:

        Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in continuing operations in fiscal years 2013, 2012 and 2011 was $39.2, $42.1, and $45.1 million, respectively.

        The Company participates in cooperative advertising programs under which vendors reimburse the Company for costs related to advertising its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2013, 2012, and 2011, no amounts were received in excess of the Company's related expense.

Advertising Funds:

        The Company has various franchising programs supporting certain of its franchise salon concepts. Most maintain advertising funds that provide comprehensive advertising and sales promotion support. The Company is required to participate in the advertising funds for company-owned locations under the same salon concept. The Company assists in the administration of the advertising funds. However, a group of individuals consisting of franchisee representatives has control over all of the expenditures and operates the funds in accordance with franchise operating and other agreements.

        The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2013, 2012, and 2011, total contributions to the franchise advertising funds totaled $19.0, $19.2, and $18.3, million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2013 and 2012, approximately $20.8 and $15.3 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.

Stock-Based Employee Compensation Plans:

        The Company recognizes stock-based compensation expense based on the fair value of the awards at the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period of the award (or to the date a participant becomes eligible for retirement, if earlier). The Company uses option pricing methods that require the input of subjective assumptions, including the expected term, expected volatility, dividend yield, and risk-free interest rate.

        The Company estimates the likelihood and the rate of achievement for performance sensitive stock-based awards at the end of each reporting period. Changes in the estimated rate of achievement can have a significant effect on the recorded stock-based compensation expense as the effect of a change in the estimated achievement level is recognized in the period the change occurs.

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

        Management must assess the likelihood that deferred tax assets will be recovered. If recovery is not likely, we must increase our provision for income taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not ultimately be recoverable.

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

Net Income (Loss) Per Share:

        The Company's basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net income (loss) divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan, and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's diluted earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of related interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

Comprehensive (Loss) Income:

        Components of comprehensive (loss) income include net income (loss), foreign currency translation adjustments, changes in fair value of derivative instruments, recognition of deferred compensation, and reclassification adjustments, net of tax within shareholders' equity.

Foreign Currency Translation:

        Financial position, results of operations and cash flows of the Company's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2013, 2012, and 2011, the foreign currency gain (loss) recorded within interest income and other, net in the Consolidated Statement of Operations was $33.4, $0.4, and ($1.5) million, respectively. During fiscal year 2013, Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance and subsequent liquidation of all foreign entities with Euro denominated operations within interest income and other, net in the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments:

        As of June 30, 2013, the Company did not have any outstanding derivative instruments. As of June 30, 2012, the fair value of the Company's derivative instruments designated as a cash flow hedge was less than $0.1 million.

        During fiscal years 2012 and 2011, the Company reclassified less than $0.1 million of gain on the Company's derivative instruments designated as hedging instruments from AOCI into the respective fiscal year's earnings.

        During fiscal years 2012 and 2011, the Company recorded (loss) gain of ($0.1) and $0.6 million, respectively, on derivative instruments not designated as hedging instruments within interest income and other, net in the Consolidated Statement of Operations.

Recent Accounting Standards Adopted by the Company:

Comprehensive Income

        In June 2011, and as subsequently amended in December 2011, the FASB issued final guidance on the presentation of comprehensive income. Under this guidance, net income and comprehensive income may only be presented either as one continuous statement or in two separate, but consecutive statements. The Company retrospectively adopted this guidance in the first quarter of fiscal year 2013, with comprehensive income shown as a separate statement immediately following the Consolidated Statements of Operations. Since the new guidance relates only to presentation, its adoption did not impact the Company's balance sheet, results of operations or cash flows.

Reclassifications Out of Accumulated Other Comprehensive Income

        In February 2013, the FASB issued guidance on the reporting of reclassifications out of accumulated other comprehensive income. The updated accounting guidance requires an entity to provide information about the amounts reclassified out of accumulated comprehensive income by component. The Company adopted this guidance in the third quarter of fiscal year 2013 by disclosing the components reclassified out of accumulated comprehensive income on the Consolidated Statement of Comprehensive (Loss) Income.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Testing Indefinite-Lived Intangible Assets for Impairment

        In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2014. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Cumulative Translation Adjustment upon Derecognition of Foreign Entities

        In March 2013, the FASB updated the accounting guidance related to the release of cumulative translation adjustments (CTA) recorded in AOCI associated with a foreign entity. The updated accounting guidance clarified when to release cumulative translation adjustments into net income. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements.

2. DISCONTINUED OPERATIONS

Hair Restoration Centers

        On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The sale included the Company's 50.0 percent interest in Hair Club for Men, Ltd., which was previously accounted for under the equity method. The Company received $162.8 million, which represented the purchase price of $163.5 million adjusted for the preliminary working capital provision. The Company has since recorded a receivable of $2.0 million as of June 30, 2013 based upon the final working capital provision that increased the purchase price to approximately $165 million. The Company recorded an after-tax gain of $17.8 million upon the sale of Hair Club and incurred $5.4 million in professional and transaction fees during fiscal year 2013 associated with the sale.

        Hair Club has been presented as discontinued operations for all periods presented in the Consolidated Statement of Operations. The assets and liabilities have been aggregated and reported as current assets held for sale, long-term assets held for sale, current liabilities related to assets held for sale and long-term liabilities related to assets held for sale in the Consolidated Balance Sheet for all periods presented. Long-term assets held for sale as of June 30, 2012, included $74.4 million of goodwill related to Hair Club. In addition, there will be no significant continuing involvement by the Company in the operations of Hair Club after the disposal.

        The Company also reclassified professional fees of $2.5 million in fiscal year 2012 related to the sale of Hair Club, which were previously included in unallocated corporate costs, to discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

        The following summarizes the results of operations of our discontinued Hair Club operations for the periods presented:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Revenues	$115,734	$151,552	$145,688
Income (loss) from discontinued operations, before income taxes	28,643	(65,114)	18,304
Income tax (provision) benefit on discontinued operations	(4,242)	849	(6,837)
Equity in income of affiliated companies, net of tax	627	816	567

Income (loss) from discontinued operations, net of income taxes	$25,028	$(63,449)	$12,034

        Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. Depreciation and amortization ceased during fiscal year 2013 in accordance with accounting for discontinued operations. Hair Club depreciation and amortization expense for fiscal years 2012 and 2011 was $13.1 and $12.8 million, respectively. During the three months ended December 31, 2011, the Company performed an interim impairment test of goodwill related to Hair Club and recorded a $78.4 million impairment charge for the excess of the carrying value of goodwill over the implied fair value.

Trade Secret

        On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation. During the fiscal year 2012, the Company recorded a $1.1 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of the Trade Secret.

        The Company has a note receivable agreement with the purchaser of Trade Secret. The Company recorded a valuation reserve of $31.2 million during fiscal year 2011. As of June 30, 2013 the carrying value of the note receivable continues to be fully reserved.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

        The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2013	2012
	(Dollars in thousands)
Other current assets:
Prepaids	$29,629	$22,360
Restricted cash	27,500	4,500
Notes receivable	769	29,043

	$57,898	$55,903

Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	47,842	48,017
Equipment, furniture and leasehold improvements	789,737	756,051
Internal use software	118,093	106,264
Equipment, furniture and leasehold improvements under capital leases	81,489	84,757

	1,041,025	998,953
Less accumulated depreciation and amortization	(665,924)	(635,471)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(61,641)	(57,683)

	$313,460	$305,799

Investment in and loans to affiliates:
Equity-method investments	$43,098	$160,987
Cost method investment	221	—

	$43,319	$160,987

Other assets:
Notes receivable, net	$2,107	$1,584
Other noncurrent assets	60,679	57,904

	$62,786	$59,488

Accrued expenses:
Payroll and payroll related costs	$74,940	$75,615
Insurance	19,035	19,410
Deferred compensation	4,881	26,055
Deferred revenues	2,147	2,503
Taxes payable	4,895	5,406
Other	31,328	28,037

	$137,226	$157,026

Other noncurrent liabilities:
Deferred income taxes	$36,399	$13,497
Deferred rent	39,389	49,537
Deferred benefits	29,378	39,064
Insurance	32,435	32,459
Other	17,410	9,415

	$155,011	$143,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides additional information concerning other intangibles, net:

	June 30,
	2013			2012
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,310	$(3,226)	$6,084	$9,494	$(2,960)	$6,534
Franchise agreements	11,187	(6,839)	4,348	11,398	(6,494)	4,904
Lease intangibles	14,754	(6,582)	8,172	14,796	(5,862)	8,934
Non-compete agreements	201	(147)	54	207	(117)	90
Other	4,614	(1,776)	2,838	4,533	(1,600)	2,933

	$40,066	$(18,570)	$21,496	$40,428	$(17,033)	$23,395

        All intangible assets have been assigned an estimated finite useful life, and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from one to 40 years). The weighted average amortization periods, in total and by major intangible asset class, are as follows:

	June 30,
	2013	2012
	(In years)
Amortized intangible assets:
Brand assets and trade names	32	33
Franchise agreements	19	19
Lease intangibles	20	20
Non-compete agreements	6	6
Other	20	21

Total	22	23

        Total amortization expense related to amortizable intangible assets during fiscal years 2013, 2012, and 2011 was approximately $1.8, $1.9, and $2.1 million, respectively. As of June 30, 2013, future estimated amortization expense related to amortizable intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2014	$1,714
2015	1,703
2016	1,640
2017	1,589
2018	1,577
Thereafter	13,273

Total	$21,496

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

        The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2013		2012	2011
	(Dollars in thousands)
Cash paid (received) during the year for:
Interest	$38,990	(1)	$28,448	$33,493
Income taxes, net	1,088		14,754	(15,083)

(1)
Includes $10.6 million of cash paid for make-whole associated with prepayment of senior notes.

        Significant non-cash investing and financing activities include the following:

        The Company did not finance capital expenditures through capital leases during fiscal years 2013 and 2012. In fiscal year 2011, the Company financed capital expenditures totaling $6.0 million through capital leases.

4. GOODWILL

        The table below contains details related to the Company's recorded goodwill:

	June 30,
	2013			2012
	Gross Carrying Value	Accumulated Impairment(1)	Net	Gross Carrying Value	Accumulated Impairment(1)	Net
	(Dollars in thousands)
Goodwill	$679,607	$(218,722)	$460,885	$681,001	$(218,722)	$462,279

(1)
The table below contains additional information regarding the Company's $218.7 million accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit
	(Dollars in thousands)
2009	$41,661	International
2010	35,277	Regis
2011	74,100	Promenade
2012	67,684	Regis
2013	—	N/A

Total	$218,722

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL (Continued)

        The table below contains details related to the Company's recorded goodwill:

Consolidated(1)
(Dollars in thousands)
Goodwill, net at June 30, 2011	$527,716
Goodwill acquired	4,978
Translation rate adjustments	(2,731)
Goodwill impairment	(67,684)

Goodwill, net at June 30, 2012	462,279

Translation rate adjustments	(1,394)

Goodwill, net at June 30, 2013	$460,885

(1)
All goodwill relates to the Company's North American salons.

5. INVESTMENTS IN AND LOANS TO AFFILIATES

        The table below presents the carrying amount of investments in and loans to affiliates:

	June 30,
	2013	2012
	(Dollars in thousands)
Empire Education Group, Inc.	$43,098	$59,683
Provalliance	—	101,304
MY Style	221	—

	$43,319	$160,987

        The table below presents the notes receivable from affiliates recorded within other current assets on the Consolidated Balance Sheet:

	June 30,
	2013	2012
	(Dollars in thousands)
Empire Education Group, Inc.	$—	$26,412
MY Style	—	2,251

	$—	$28,663

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The table below presents summarized financial information of equity method investees based on audited results.

	Greater Than 50 Percent Owned			Less Than 50 Percent Owned
	2013	2012	2011	2013	2012	2011
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$35,900	$56,516	$34,715	$—	$84,700	$93,072
Noncurrent assets	91,847	96,639	113,249	—	316,282	313,508
Current liabilities	25,317	61,074	29,340	—	106,995	108,708
Noncurrent liabilities	21,560	13,947	33,658	—	78,815	98,269
Summarized Statement of Operations Information:
Gross revenue	$170,964	$182,326	$192,864	$—	$305,515	$271,747
Gross profit	58,457	67,201	73,068	—	132,647	116,354
Operating (loss) income	4,981	(1,335)	18,994	—	35,569	30,084
Net (loss) income	2,359	(7,211)	11,023	—	24,067	21,154

Investment in Empire Education Group, Inc.

        As of June 30, 2013 and 2012, the Company's ownership interest in Empire Education Group, Inc. (EEG) was 55.1 percent. EEG operates accredited cosmetology schools and is overseen by the Empire Beauty School management team. The Company accounts for EEG as an equity investment under the voting interest model.

        During fiscal years 2013 and 2012, the company recorded other than temporary impairment charges on its investment in EEG of $17.9 and $19.4 million, respectively, to reflect the negative business impacts associated with regulatory changes including declines in enrollment, revenue and profitability in the for-profit secondary educational market. The Company did not receive a tax benefit on these impairment charges. The Company did not record an impairment charge during the fiscal year 2011. In addition, during fiscal years 2013 and 2012 the Company recorded its share, $2.1 and $8.7 million, respectively, of fixed and intangible asset impairments recorded directly by EEG.

        Due to economic, regulatory and other factors, the Company may be required to record additional noncash impairment charges related to its investment in EEG and such noncash impairments could be material to the Company's consolidated balance sheet and results of operations. In addition, EEG may be required to record noncash impairment charges related to long-lived assets and goodwill, and our share of such noncash impairment charges could be material to the Company's consolidated balance sheet and results of operations. The Company's share of EEG's goodwill balances as of June 30, 2013 is approximately $16 million. Based on the Company's work associated with the investment impairment recorded during the fiscal year 2013, the Company's estimate of EEG's fair value exceeds carrying value by approximately 5 percent. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for-profit secondary educational market could lead to a goodwill impairment charge recorded by EEG for which the Company would record 55.1 percent of the impairment given the Company's present ownership.

        During fiscal years 2013, 2012, and 2011, the Company recorded $1.3, $(4.0), and $5.5 million, respectively, of equity earnings (loss) related to its investment in EEG.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AND LOANS TO AFFILIATES (Continued)

        The Company previously provided EEG with a $15.0 million revolving credit facility and outstanding loan, both of which matured during fiscal year 2013. At June 30, 2012, there was $15.0 and $11.4 million outstanding on the revolving credit facility and loan outstanding, respectively. The Company received $15.0 million in payments on the revolving credit facility during the fiscal year 2013. The Company received $11.4 and $10.0 million in principal payments on the loan during the fiscal years 2013 and 2012, respectively. During fiscal years 2013, 2012, and 2011, the Company recorded less than $0.1, $0.5, and $0.7 million, respectively, of interest income related to the loan and revolving credit facility.

Investment in Provalliance

        On September 27, 2012, the Company sold its 46.7 percent equity interest in Provalliance for $103.4 million. The Company previously had a right (Provalliance Equity Put), if exercised, would require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. During fiscal year 2013, the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon the sale.

        In connection with the sale of Provalliance, the Company recorded a $37.4 million other than temporary impairment charge during fiscal year 2012. In addition, the fair value of the Provalliance Equity Put decreased by $20.2 million to $0.6 million as of June 30, 2012. The other than temporary impairment charge and reduction in the fair value of the Provalliance Equity Put resulted in a net impairment charge of $17.2 million that is recorded within the equity in (loss) income of affiliated companies during fiscal year 2012. Regis did not receive a tax benefit on the net impairment charge.

        During fiscal years 2012 and 2011, the Company recorded $9.8, and $7.8 million, respectively, of equity earnings related to its investment in Provalliance. During fiscal years 2012 and 2011, the Company received $2.8 and $4.8 million, of cash dividends.

        Due to the sale of the Company's investment in Provalliance, the Company liquidated its foreign entities with Euro denominated operations. Amounts previously classified within accumulated other comprehensive income that were recognized in earnings were foreign currency translation rate gain adjustments of $43.4 million, a cumulative tax-effected net loss of $7.9 million associated with a cross-currency swap that was settled in fiscal year 2007 that hedged the Company's European operations, and a $1.7 million net loss associated with cash repatriation, which netted to $33.8 million for fiscal year 2013, recorded within interest income and other, net on the Consolidated Statement of Operations.

Investment in MY Style

        The Company accounts for the 27.1 percent ownership interest in MY Style as a cost method investment. The Company previously had an outstanding note with MY Style, which matured during the fiscal year 2013. The Company recorded less than $0.1 million in interest income related to the note during fiscal years 2013, 2012, and 2011, respectively.

6. FAIR VALUE MEASUREMENTS

        Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

        The following methods and assumptions were used to estimate the fair value of each class of financial instrument:

          Equity put option—Provalliance.     The $0.6 million Provalliance Equity Put was classified as Level 3 as the fair value was determined based on unobservable inputs that could not be corroborated by observable market data. On September 27, 2012 the Company sold its interest in Provalliance and the Provalliance Equity Put automatically terminated upon closing of the sale.

          Financial Instruments.    In addition to the financial instruments listed above, the Company's financial instruments also include cash, cash equivalents, receivables, accounts payable and debt. The fair value of cash and cash equivalents, receivables, accounts payable, and debt approximated the carrying values as of June 30, 2013.

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

        The following tables present the fair values of our assets measured at fair value on a nonrecurring basis:

	Fiscal Year 2013	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Investment in affiliates—EEG(1)	$41,997	$—	$—	$41,997	$(17,899)

Total	$41,997	$—	$—	$41,997	$(17,899)

(1)
The Company's investment in EEG with a carrying value of $59.9 million was written down to its implied fair value of $42.0 million, resulting in an impairment charge of $17.9 million. See Note 5 to the Consolidated Financial Statements for further information.

	Fiscal Year 2012	Level 1	Level 2	Level 3	Total Losses
	(Dollars in thousands)
Assets
Goodwill—Regis(1)	$35,083	$—	$—	$35,083	$(67,684)
Investment in affiliates—EEG(2)	59,683	—	—	59,683	(19,426)
Investment in affiliates—Provalliance(3)	101,304	—	—	101,304	(37,383)

Total	$196,070	$—	$—	$196,070	$(124,493)

(1)
Goodwill of the Regis salon concept with a carrying value of $102.8 million was written down to its implied fair value, resulting in an impairment charge of $67.7 million. See Note 4 to the Consolidated Financial Statements for further information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

(2)
The Company's investment in EEG with a carrying value of $79.1 million was written down to its implied fair value of $59.7 million, resulting in an impairment charge of $19.4 million. See Note 5 to the Consolidated Financial Statements for further information.

(3)
The Company's investment in Provalliance was written down to its implied fair value, resulting in an impairment charge of $37.4 million. See Note 5 to the Consolidated Financial Statements for further information.

7. FINANCING ARRANGEMENTS

        The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2013	2012	2013	2012
	(fiscal year)			(Dollars in thousands)
Senior term notes	2013	6.69 - 8.50%	6.69 - 8.50%	$—	$111,429
Convertible senior notes(1)	2015	5.00	5.00	166,454	161,134
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	8,316	14,780
Other notes payable	2013	5.75 - 8.00	5.75 - 8.00	—	331

				174,770	287,674
Less current portion(1)				(173,515)	(28,937)

Long-term portion				$1,255	$258,737

(1)
On or after April 15, 2014, holders may convert each of their senior convertible notes at their option at any time prior to the July 10, 2014 maturity date. As a result, the Company has included the convertible senior notes within long-term debt, current portion on the Consolidated Balance Sheet.

        The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2013.

        Aggregate maturities of long-term debt, including associated capital lease obligations of $8.3 million at June 30, 2013, are as follows:

Fiscal year	(Dollars in thousands)
2014	$173,515
2015	1,253
2016	2
2017	—
2018	—
Thereafter	—

$174,770

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

Senior Term Notes

Private Shelf Agreement

        During fiscal year 2013, the Company prepaid $89.3 million of unsecured, fixed rate, senior term notes outstanding under a private shelf agreement. As a result of the prepayment, the Company incurred a make-whole payment of $10.6 million that was recorded in interest expense within the Consolidated Statement of Operations.

Convertible Senior Notes

        In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0 percent convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0 percent per year. As of June 30, 2013, the notes are convertible at a conversion rate of 65.4357 shares of the Company's common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.28 per share of the Company's common stock.

        Holders may convert their notes at their option prior to April 15, 2014 if the Company's stock price meets certain price triggers or upon the occurrence of specified corporate events as defined in the convertible senior note agreement. On or after April 15, 2014, holders may convert each of their notes at their option at any time prior to the maturity date of the notes.

        The Company has the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option is indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount. The $24.7 million debt discount is being amortized over the period the convertible senior notes are expected to be outstanding, which is five years, as additional non-cash interest expense. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9 percent.

        The following table provides equity and debt information for the convertible senior notes:

	June 30,
	2013	2012
	(Dollars in thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(6,046)	(11,366)

Net carrying amount of convertible debt	$166,454	$161,134

        The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	Fiscal Years
	2013	2012
	(Dollars in thousands)
Interest cost related to contractual interest coupon—5.0%	$8,625	$8,625
Interest cost related to amortization of the discount	5,320	4,886

Total interest cost	$13,945	$13,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

Revolving Credit Facility

        On June 11, 2013, the Company amended its $400.0 million unsecured revolving credit facility agreement, which now expires in June 2018. The revolving credit facility has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the Credit Agreement include change of control of the Company and the Company's default with respect to other debt exceeding $10.0 million. As of June 30, 2013 and 2012, the Company had no outstanding borrowings under this revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the revolving credit facility of $2.2 and $26.1 million at June 30, 2013 and 2012, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2013 and 2012 was $397.8 and $373.9 million, respectively. The decrease in the outstanding standby letters of credit was due to the Company using $24.5 million of restricted cash to collateralize its self-insurance program during the fiscal year 2013, enabling the Company to reduce fees associated with the standby letters of credit.

Equipment and Leasehold Notes Payable

        The equipment and leasehold notes payable are primarily comprised of capital lease obligations. In September 2011, the Company entered into an agreement to refinance existing capital leases to a three year term with a contract rate of 4.9 percent. As of June 30, 2013 the capital lease balance was $8.3 million and will be amortized at the historical rate of 9.2 percent. There was no gain or loss recorded on the refinance. The Company entered into the refinancing to reduce cash interest payments.

Other Notes Payable

        The Company had $0.3 million in unsecured outstanding notes at June 30, 2012, related to debt assumed in acquisitions.

8. COMMITMENTS AND CONTINGENCIES:

Operating Leases:

        The Company leases most of its company-owned salons and some of its corporate facilities and distribution centers under operating leases. The original terms of the salon leases range from one to 20 years, with many leases renewable for an additional five to ten year term at the option of the Company. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Rent expense for the Company's international department store salons is based primarily on a percentage of sales.

        The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.

        During fiscal year 2005, the Company entered into a lease agreement for a 102,448 square foot building, located in Edina, Minnesota. The original lease term ends in May 2016 and the aggregate amount of lease payments to be made over the remaining lease term are approximately $3.4 million. In

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES: (Continued)

fiscal year 2013, the Company began consolidating its corporate headquarters and expects to exit this building during fiscal year 2014.

        The Company also has guarantees associated with approximately 20 operating leases associated with the Company's former Trade Secret concept. As the Company has not experienced and does not expect any material loss to result from these arrangements, the Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

        Sublease income was $29.1, $28.3, and $28.4 million in fiscal years 2013, 2012 and 2011, respectively. Rent expense on premises subleased was $28.7, $27.9, and $27.9 million in fiscal years 2013, 2012 and 2011, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income (loss). However, in limited cases, the Company charges a ten percent mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4, $0.4, and $0.5 million for fiscal year 2013, 2012 and 2011, respectively, and was classified in the royalties and fees caption of the Consolidated Statement of Operations.

        Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Minimum rent	$246,787	$250,487	$251,417
Percentage rent based on sales	7,566	8,938	9,225
Real estate taxes and other expenses	70,363	72,344	72,417

	$324,716	$331,769	$333,059

        As of June 30, 2013, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal year	Corporate leases	Franchisee leases	Guaranteed leases
	(Dollars in thousands)
2014	$248,458	$47,958	$912
2015	197,170	39,751	729
2016	143,330	30,798	554
2017	94,772	20,989	422
2018	53,569	11,304	221
Thereafter	56,431	9,436	125

Total minimum lease payments	$793,730	$160,236	$2,963

        The Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES: (Continued)

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

Litigation and Settlements:

        The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. The derivative action has been stayed by the court pending the decision of the Special Litigation Committee. We do not know when the Special Litigation Committee will complete its work, or what it will decide. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

        During fiscal year 2013, the Company incurred $1.2 million of expense in conjunction with the derivative shareholder action.

        During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.

        During fiscal year 2011, the Company settled a legal claim with the former owner of Hair Club for $1.7 million.

9. INCOME TAXES

        The components of income (loss) before income taxes are as follows:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Income (loss) before income taxes:
U.S.	$(25,177)	$(35,430)	$(49,669)
International	35,275	10,116	5,736

	$10,098	$(25,314)	$(43,933)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The (benefit) provision for income taxes consists of:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Current:
U.S.	$(21,053)	$(1,095)	$(4,409)
International	707	2,261	1,106
Deferred:
U.S.	10,405	(5,519)	(16,283)
International	(83)	(77)	3,253

	$(10,024)	$(4,430)	$(16,333)

        The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2013	2012	2011
U.S. statutory rate (benefit)	35.0%	(35.0)%	(35.0)%
State income taxes, net of federal income tax benefit	3.6	3.5	(1.7)
Tax effect of goodwill impairment	—	47.7	6.5
Foreign income taxes at other than U.S. rates	4.1	(0.5)	4.7
Tax effect of foreign currency translation gain	(107.0)	—	—
Work Opportunity and Welfare-to-Work Tax Credits	(42.8)	(19.4)	(8.8)
Other, net	7.8	(13.8)	(2.9)

	(99.3)%	(17.5)%	(37.2)%

        The 7.8 percent of Other, net in fiscal year 2013 includes the rate impact of meals and entertainment expense disallowance, donated inventory, unrecognized tax benefits, and miscellaneous items of 4.9, (3.4), 5.5, and 0.8 percent, respectively.

        The (13.8) percent of Other, net in fiscal year 2012 includes the rate impact of meals and entertainment expense disallowance, unrecognized tax benefits, and miscellaneous items of 2.1, (9.1), and (6.8) percent, respectively.

        The (2.9) percent of Other, net in fiscal year 2011 includes the rate impact of unrecognized tax benefits and miscellaneous items of (1.8) and (1.1) percent, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$12,953	$14,725
Payroll and payroll related costs	34,073	43,717
Net operating loss carryforwards	2,484	759
Tax credit carryforwards	4,366	—
Salon asset impairment	720	5,038
Inventories	7,920	2,118
Federal and state benefit on uncertain tax positions	1,888	2,113
Allowance for doubtful accounts/notes	7,004	5,144
Insurance	6,106	6,439
Other	11,745	6,362

Total deferred tax assets	$89,259	$86,415

Deferred tax liabilities:
Depreciation	$(20,684)	$(17,831)
Amortization of intangibles	(72,635)	(61,139)
Deferred debt issuance costs	(2,303)	(4,336)
Other	(4,903)	(2,102)

Total deferred tax liabilities	$(100,525)	$(85,408)

Net deferred tax (liability) asset	$(11,266)	$1,007

        At June 30, 2013, the Company has tax effected state and U.K. net operating loss carryforwards of approximately $1.8 million (net of $0.1 million of valuation allowance) and $0.7 million, respectively. The state loss carryforwards expire from 2016 to 2033. The U.K. loss carryforward has no expiration.

        The Company's tax credit carryforward of $4.4 million will expire in 2033.

        As of June 30, 2013, undistributed earnings of international subsidiaries of approximately $25.2 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

        The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K., and Luxembourg as well as states, cities, and provinces within these jurisdictions. In the U.S., fiscal years 2010 and beyond remain open for federal tax audit. The Company's U.S. federal income tax returns for the fiscal years 2010 and 2011 are currently under examination by the Internal Revenue Service. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2009. However, the Company is under audit in a number of states in which the statute of limitations has been extended for fiscal years 2007 and forward. Internationally, including Canada, the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years. A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$4,381	$13,493	$16,856
Additions based on tax positions related to the current year	44	482	796
(Reductions)/additions based on tax positions of prior years	7,132	(7)	(759)
Reductions on tax positions related to the expiration of the statute of limitations	(1,403)	(1,571)	(2,718)
Settlements	(139)	(8,016)	(682)

Balance at end of period	$10,015	$4,381	$13,493

        If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $2.8 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2013, 2012, and 2011 we recorded interest and penalties of approximately $0.7, $(1.2), and $(0.6) million, respectively, for the fiscal years additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2013, the Company had accrued interest and penalties related to unrecognized tax benefits of $2.2 million. This amount is not included in the gross unrecognized tax benefits noted above.

        It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions will increase or decrease during the next fiscal year. However, an estimate of the amount or range of the change cannot be made at this time.

10. BENEFIT PLANS

Regis Retirement Savings Plan:

        The Company maintains a defined contribution 401(k) plan, the Regis Retirement Savings Plan (RRSP). The RRSP is a defined contribution profit sharing plan with a 401(k) feature that is intended to qualify under Section 401(a) of the Internal Revenue Code (Code) and is subject to the Employee Retirement Income Security Act of 1974 ("ERISA").

        The 401(k) portion of the RRSP is cash or deferred arrangement intended to qualify under section 401(k) of the Code and under which eligible employees may elect to contribute a percentage of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

their eligible compensation. Employees who are 18 years of age or older and who were not highly compensated employees as defined by the Code during the preceding RRSP year are eligible to participate in the RRSP commencing with the first day of the month following their completion of one month of service.

        The discretionary employer contribution profit sharing portion of the RRSP is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, defined as 1,000 hours of service during the RRSP year, are employed by the Employer on the last day of the RRSP year and are employed at the home office or distribution centers, or as area or regional supervisors, artistic directors or educators, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component become 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service.

Nonqualified Deferred Salary Plan:

        The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers, field supervisors, warehouse and corporate office employees who are highly compensated. The discretionary employer contribution portion of the Executive Plan is a profit sharing component in which a participants interest becomes 20.0 percent vested after completing two years of service with vesting increasing 20.0 percent for each additional year of service, and with participants becoming fully vested after six full years of service. Certain participants within the Executive Plan also receive a matching contribution from the Company.

Stock Purchase Plan:

        The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0 percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2013, the Company's cumulative contributions to the ESPP totaled $9.3 million.

Franchise Stock Purchase Plan:

        The Company has a franchise stock purchase plan (FSPP) available to franchisee employees. Under the terms of the plan, eligible franchisees and their employees may purchase the Company's common stock. The Company contributes an amount equal to five percent of the purchase price of the stock to be purchased on the open market and pays all expenses of the plan and its administration, not to exceed an aggregate contribution of $0.7 million. As of June 30, 2013, the Company's cumulative contributions to the FSPP totaled $0.2 million.

Deferred Compensation Contracts:

        The Company has unfunded deferred compensation contracts covering certain current and former key executives. Prior to June 30, 2012, deferred compensation benefits were based on the executive's years of service and compensation for the 60 months preceding the executive's termination date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Effective June 30, 2012, these contracts were amended and the benefits were frozen as of June 30, 2012.

        Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $1.6, $5.9 and $2.5 million for fiscal years 2013, 2012, and 2011, respectively. The projected benefit obligation of these deferred compensation contracts totaled $13.0 and $21.3 million at June 30, 2013 and 2012, respectively, in the Consolidated Balance Sheet. As of June 30, 2013 and 2012, $9.5 and $11.8 million is included in other noncurrent liabilities, respectively. As of June 30, 2013 and 2012, $3.5 and $9.5 million of the balance is included in accrued liabilities, respectively. The tax-affected accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income (loss), was $0.1 and $(0.5) million at June 30, 2013 and 2012, respectively.

        In connection with the former Chief Executive Officer's deferred compensation contract, the Company paid the former Chief Executive Officer $15.1 million in fiscal year 2013. Associated compensation expense included in general and administrative expenses on the Consolidated Statement of Operations totaled $3.7 and $1.8 million for fiscal years 2012 and 2011, respectively. As of June 30, 2012, $15.1 million of the balance is included in accrued liabilities.

        The Company has agreed to pay the former Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal years 2013 and 2012, for the remainder of his life. The former Vice Chairman has agreed that during the period in which payments are made, as provided in the agreement, he will not engage in any business competitive with the business conducted by the Company. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse, payable upon his death, at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.7, $0.8 and $0.7 million for fiscal years 2013, 2012, and 2011, respectively. Related obligations totaled $5.7 and $5.8 million at June 30, 2013 and 2012, respectively, $0.9 million within accrued expenses and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet. The Company intends to fund all future obligations under this agreement through company-owned life insurance policies on the former Vice Chairman. Cash values of these policies totaled $4.9 and $4.5 million at June 30, 2013 and 2012, respectively, and are included in other assets in the Consolidated Balance Sheet.

        Compensation expense included in (loss) income before income taxes and equity in (loss) income of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
RRSP Plan profit sharing	$—	$—	$1,907
Executive Plan (including profit sharing)	311	394	933
ESPP	441	449	494
FSPP	7	9	8
Deferred compensation contracts	2,370	10,452	4,977

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11. EARNINGS PER SHARE

        The following table sets forth a reconciliation of the income (loss) from continuing operations available to common shareholders and the income (loss) from continuing operations for diluted earnings per share under the if-converted method:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Income (loss) from continuing operations available to common shareholders	$4,166	$(51,743)	$(20,939)
Effect of dilutive securities:
Interest on convertible debt(1)	—	—	—

Income (loss) from continuing operations for diluted earnings per share	$4,166	$(51,743)	$(20,939)

(1)
Interest on convertible debt was excluded from income (loss) from continuing operations for diluted earnings per share as the convertible debt was not dilutive.

        The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	Fiscal Years
	2013	2012	2011
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,704	57,137	56,704
Effect of dilutive securities:
Dilutive effect of convertible debt	—	—	—
Dilutive effect of stock-based compensation(1)	142	—	—

Weighted average shares for diluted earnings per share	56,846	57,137	56,704

(1)
For fiscal year 2012 and 2011, 182,270 and 333,595 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation because to do so would have been anti-dilutive.

        The computation of weighted average shares outstanding, assuming dilution, excluded 1,593,228, 1,987,784 and 2,553,642 of equity-based compensation awards during the fiscal years 2013, 2012, and 2011, respectively. These amounts were excluded because they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution also excluded 11,260,261, 11,208,552, and 11,163,056 of shares from convertible debt for fiscal years 2013, 2012, and 2011, respectively. These amounts were excluded as they were not dilutive.

12. STOCK-BASED COMPENSATION

        The Company grants long-term equity-based awards under the 2004 Long Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs), and stock-settled performance share units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. A maximum of 6,750,000 shares are available for issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

under the 2004 Plan. All unvested awards granted prior to July 1, 2012 are subject to forfeiture in the event of termination of employment. For awards granted subsequent to July 1, 2012, SAR and RSU awards generally include various acceleration terms for participants aged sixty-two years or older and employees aged fifty-five or older and have fifteen years of continuous service.

        The Company also has outstanding stock options under the 2000 Stock Option Plan (the "2000 Plan), although the plan terminated in 2010 and no additional awards have since been or will be made under the 2000 Plan. The 2000 Plan allowed the Company to grant both incentive and nonqualified stock options and replaced the Company's 1991 Stock Option Plan.

        Under the 2004 Plan and the 2000 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.

        Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2013, 2012 and 2011 were as follows:

	2013	2012	2011
Stock options & SARs	6.63	N/A	6.26
RSAs & RSUs	17.40	16.94	16.60
PSUs	18.33	N/A	N/A

        The fair value of stock options and SARs granted is estimated on the date of grant using a lattice option valuation model. The fair value of market-based RSUs is estimated on the date of grant using a Monte Carlo simulation model. The significant assumptions used in determining the estimated fair value of stock options, SARs, and market-based RSUs granted during fiscal years 2013, 2012, and 2011 were as follows:

	2013	2012	2011
Risk-free interest rate	0.66 - 0.87%	N/A	2.29%
Expected term (in years)	6.00	N/A	5.50
Expected volatility	44.00 - 47.00%	N/A	44.00%
Expected dividend yield	1.33 - 1.46%	N/A	1.45%

        The risk free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the stock options and SARs granted. Expected volatility is established based on historical volatility of the Company's stock price. Estimated expected life was based on an analysis of historical stock options granted data which included analyzing grant activity including grants exercised, expired, and canceled. The expected dividend yield is determined based on the Company's annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.

        Effective July 1, 2013, the Company changed from the lattice option valuation model to the Black-Scholes-Merton (BSM) option valuation model for valuing SARs. The Company elected to make the change in valuation methodology because the Company's historical grants of SARs lacked any complex vesting conditions or maximum payout limitations on the value of the awards. The Company does not expect a material difference in future valuations as a result of the change in models.

        Shares issued under the 2004 Plan and 2000 Plan are issued from new shares. As of June 30, 2013 there were 4,620,934 shares available for grant under the 2004 Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        Stock-based compensation expense, recorded within General and Administrative expense in the Consolidated Statement of Operations, was as follows:

	2013	2012	2011
SARs & stock options	$1,986	$1,447	$2,283
RSAs, RSUs, & PSUs	3,895	6,150	7,313

Total stock-based compensation expense	5,881	7,597	9,596

Less: Income tax benefit	(2,235)	(2,898)	(3,670)

Total stock-based compensation expense, net of tax	$3,646	$4,699	$5,926

Stock Appreciation Rights & Stock Options:

        SARs and stock options granted under the 2004 Plan and 2000 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period.

        Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)
				Weighted- Average Remaining Contractual Life
	SARs	Stock Options	Weighted Average Exercise Price		Aggregate Intrinsic Value (in thousands)
Outstanding balance at June 30, 2012	734	652	$29.08
Granted	596	—	17.97
Forfeited/Expired	(456)	(220)	26.84
Exercised	(14)	(3)	17.69

Outstanding balance at June 30, 2013	860	429	$25.26	5.6	—

Exercisable at June 30, 2013	325	413	$30.68	3.2	—

Unvested options, net of estimated forfeitures	494	15	$18.01	8.8	—

        The total intrinsic value, cash proceeds and income tax benefit associated with the exercise of SARs and stock options during fiscal years 2013, 2012 and 2011 were immaterial. As of June 30, 2013, there was $2.3 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 2.1 years.

Restricted Stock Awards & Restricted Stock Units:

        RSAs and RSUs granted to employees under the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a five year period. In addition, the Company has an outstanding RSU grant to its Chief Executive Officer that vests upon the achievement of a specified value for the Company's stock over a specified period of time. RSUs granted to non-employee directors under the 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date. Distributions on vested RSUs granted to non-employee directors are deferred until the director's board service ends.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

        Activity for all of our RSAs and RSUs is as follows:

	Shares/Units (in thousands)
			Weighted Average Grant Date Fair Value
				Aggregate Intrinsic Value (in thousands)
	RSAs	RSUs
Outstanding balance at June 30, 2012	403	257	$25.44
Granted	118	232	17.40
Forfeited	(84)	(23)	18.24
Vested	(122)	(216)	32.77

Outstanding balance at June 30, 2013	315	250	$17.46	$9,276

Vested at June 30, 2013	—	70	$17.70	$1,142

Unvested awards, net of estimated forfeitures	300	160	$17.43	$7,554

        As of June 30, 2013, there was $6.5 million of unrecognized expense related to RSAs and RSUs that is expected to be recognized over a weighted-average period of 2.6 years.

Performance Share Units:

        PSUs represent shares potentially issuable in the future. Issuance is based upon the relative achievement of the Company's performance goals. PSUs granted to employees under the 2004 Plan generally cliff vest after two years following a one year performance period.

        For PSUs granted in the fiscal year 2013, the Company's performance goals related to achieving specified levels of same-store sales and earnings before interest, taxes, depreciation and amortization, as adjusted, for fiscal year 2013. As the Company did not achieve thresholds related to performance goals for fiscal year 2013, no PSUs were earned during fiscal year 2013. As of June 30, 2013 there was no unrecognized expense related to PSUs.

13. SHAREHOLDERS' EQUITY

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

Shareholders' Rights Plan:

        The Company has a shareholders' rights plan pursuant to which one preferred share purchase right is held by shareholders for each outstanding share of common stock. The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20.0 percent or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20.0 percent or more. If the rights become exercisable, they entitle all holders, except the takeover bidder, to purchase one one-thousandth of a share of preferred stock at an exercise price of $140, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHAREHOLDERS' EQUITY (Continued)

Share Repurchase Program:

        In May 2000, the Company's Board of Directors (BOD) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The BOD elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2013, a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

Accumulated Other Comprehensive Income

        The components of accumulated other comprehensive income are as follows:

	June 30,
	2013	2012
	(Dollars in thousands)
Foreign currency translation	$20,434	$55,628
Unrealized gains (losses) on derivatives	—	21
Unrealized gain (loss) on deferred compensation contracts	122	(535)

Accumulated other comprehensive income	$20,556	$55,114

14. SEGMENT INFORMATION

        As of June 30, 2013, the Company owned, franchised, or held ownership interests in 9,763 locations worldwide. The Company's locations consisted of 9,166 North American salons, including 2,082 franchised salons (located in the United States, Canada and Puerto Rico), 351 international salons (located primarily in the United Kingdom), and approximately 246 locations in which the Company maintains an ownership interest through the Company's investment in affiliates. See Note 5 to the Consolidated Financial Statements for discussion of the Company's investment in affiliates.

        Based on the way the Company manages its business, it has reported its North American salons and international salons as two separate reportable segments. The accounting policies of the reportable segments are the same as those described in Note 1 to the Consolidated Financial Statements.

        The Company operates its North American salon operations through five primary concepts: SmartStyle, Supercuts, MasterCuts, Regis Salons, and Promenade salons. The concepts offer similar products and services, concentrate on the mass market and have consistent distribution channels. All of the company-owned and franchise salons within the North American salon concepts are located in high traffic, retail shopping locations that attract mass market consumers, and the individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

        The Company operates its International salon operations, primarily in the United Kingdom, through three primary concepts: Regis, Supercuts, and Sassoon salons. Consistent with the North American concepts, the international concepts offer similar products and services, concentrate on the mass market and have consistent distribution channels. All of the international salon concepts are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

company-owned and are located in malls, leading department stores, and high-traffic locations. Individual salons display similar long-term economic characteristics. The salons share interdependencies and a common support base.

        Financial information concerning the Company's reportable operating segments is shown in the following table:

	Fiscal Years
	2013	2012	2011
	(Dollars in thousands)
Revenues(1):
North American Salons	$1,889,401	$1,981,105	$2,029,944
International Salons	129,312	141,122	150,237

	$2,018,713	$2,122,227	$2,180,181

Depreciation and amortization expense(1):
North American Salons	$72,257	$71,253	$72,207
International Salons	5,222	5,297	4,750

Total segment depreciation and amortization expense	77,479	76,550	76,957

Unallocated Corporate	14,276	28,420	15,194

	$91,755	$104,970	$92,151

Operating income (loss)(1):
North American Salons(2)	$127,253	$139,974	$139,957
International Salons	(1,380)	2,505	6,738

Total segment operating income	125,873	142,479	146,695

Unallocated Corporate	(113,547)	(144,646)	(160,977)

Operating income (loss)(1)	$12,326	$(2,167)	$(14,282)

Interest expense	(37,594)	(28,245)	(34,374)
Interest income and other, net	35,366	5,098	4,723

Income (loss) from continuing operations before income taxes and equity in income (loss) of affiliated companies	$10,098	$(25,314)	$(43,933)

(1)
See Note 2 to the Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)
Included in the North American salons segments operating income for fiscal years 2012 and 2011 are goodwill impairment charges of $67.7 and $74.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

        Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2013		2012		2011
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,737,517	$285,111	$1,815,797	$274,711	$1,861,354	$296,622
Other countries	281,196	28,349	306,430	31,088	318,827	33,405

Total	$2,018,713	$313,460	$2,122,227	$305,799	$2,180,181	$330,027

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

        Summarized quarterly data for fiscal years 2013 and 2012 follows:

	Quarter Ended
	September 30(e)	December 31	March 31	June 30(f)	Year Ended
	(Dollars in thousands, except per share amounts)
2013
Revenues	$505,360	$506,165	$504,937	$502,251	$2,018,713
Cost of service and product revenues, excluding depreciation and amortization	285,660	289,329	287,597	296,678	1,159,264
Operating income (loss)(a)	9,273	8,723	3,308	(8,978)	12,326
Income (loss) from continuing operations(a)(b)	34,647	(16,119)	896	(15,258)	4,166
Income from discontinued operations(c)	3,777	3,853	1,465	15,933	25,028
Net income (loss)(a)(b)(c)	38,424	(12,266)	2,361	675	29,194
Income (loss) from continuing operations per share, basic	0.60	(0.28)	0.02	(0.27)	0.07
Income from discontinued operations per share, basic(d)	0.07	0.07	0.03	0.28	0.44
Net income (loss) per basic share(d)	0.67	(0.22)	0.04	0.01	0.51
Income (loss) from continuing operations per share, diluted(d)	0.54	(0.28)	0.02	(0.27)	0.07
Income from discontinued operations per share, diluted	0.06	0.07	0.03	0.28	0.44
Net income (loss) per diluted share(d)	0.59	(0.22)	0.04	0.01	0.51
Dividends declared per share	0.06	0.06	0.06	0.06	0.24

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items, which impacted fiscal year 2013 revenues, operating and net income (loss).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter Ended
	September 30	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2012
Revenues	$531,346	$526,138	$535,901	$528,842	$2,122,227
Cost of service and product revenues, excluding depreciation and amortization	288,688	288,399	296,277	289,942	1,163,306
Operating income (loss)(a)	9,004	11,936	22,950	(46,057)	(2,167)
Income (loss) from continuing operations(a)(b)	5,622	11,900	(3,878)	(65,387)	(51,743)
Income (loss) from discontinued operations(c)	2,715	(69,327)	2,509	1,753	(62,350)
Net income (loss)(a)(b)(c)	8,337	(57,427)	(1,369)	(63,634)	(114,093)
Income (loss) from continuing operations per share, basic	0.10	0.21	(0.07)	(1.14)	(0.91)
Income (loss) from discontinued operations per share, basic	0.05	(1.22)	0.04	0.03	(1.09)
Net income (loss) per basic share(d)	0.15	(1.01)	(0.02)	(1.11)	(2.00)
Income (loss) from continuing operations per share, diluted	0.10	0.20	(0.07)	(1.14)	(0.91)
Income (loss) from discontinued operations per share, diluted	0.05	(1.01)	0.04	0.03	(1.09)
Net income (loss) per diluted share(d)	0.15	(0.81)	(0.02)	(1.11)	(2.00)
Dividends declared per share	0.06	0.06	0.06	0.06	0.24

Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items, which impacted fiscal year 2012 revenues, operating and net income.

(a)
During the fourth quarter of fiscal year 2013, the Company recorded a $12.6 million ($7.7 million net of tax) inventory reserve associated with the Company's implementation of standardized plan-o-grams in fiscal year 2014. During the fourth quarter of fiscal year 2012, the Company recorded a goodwill impairment charge of $67.7 million ($55.2 million net of tax).

(b)
During the first quarter of fiscal year 2013, the Company recorded a $32.2 million net of tax foreign currency gain associated with the sale of Provalliance. During the second quarter of fiscal year 2013, the Company recorded a $17.9 million impairment charge net of tax related to the impairment of EEG. During the fourth quarter of fiscal year 2013, the Company incurred $6.7 million net of tax of expense for a make-whole payment associated with the prepayment of debt. Expense of $17.2 million net of tax was recorded during fiscal year 2012 related to the impairment of our investment in Provalliance. Expense of $19.4 million net of tax was recorded during fiscal year 2012 related to the impairment of our investment in EEG.

(c)
During the fourth quarter of fiscal year 2013, the Company recorded a $15.4 million gain, net professional and transaction fees and taxes, associated with the disposition of Hair Club. During the second quarter of quarter of fiscal year 2012, the Company recorded a goodwill impairment charge of $72.6 million net of tax.

(d)
Total is an annual recalculation; line items calculated quarterly may not sum to total.

(e)
As filed within the 10-Q/A for the period ended September 30, 2012.

(f)
During the fourth quarter of fiscal year 2013, the Company identified certain errors that related to prior periods. The errors related to an understatement of interest expense and certain uncertain tax positions in prior periods. Because these errors are not material to the Company's consolidated financial statements for any prior periods, the current year fourth quarter, or fiscal 2013, the Company recorded a cumulative adjustment to correct the errors during the fourth quarter of fiscal 2013. The impact of these items on the Company's Consolidated Statement of Operations increased interest expense by $0.4 million, increased income tax expense by $0.3 million and decreased net income by $0.7 million.

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

        With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2013. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2013. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 44 and 45 herein.

Changes in Internal Controls

        During the fourth quarter of fiscal year 2013, the Company made substantial progress with the implementation of a new POS system for our salon operations. The Company expects to complete this implementation over the course of the next fiscal year. Management has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change and will continue to evaluate the operating effectiveness of related key controls during subsequent periods. With the exception of the implementation of the system described above, there were no other changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter.

Item 9B.    Other Information

        None.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2013 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2013 Proxy Statement, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

        Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2013 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" of the Company's 2013 Proxy Statement, and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2013 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2013 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

        A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2013 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b)
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

Exhibit Number/Description

2(a	)	Contribution Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

2(b	)	Stock Purchase Agreement dated as of January 26, 2009 between Regis Corporation, Trade Secret, Inc. and Premier Salons Beauty Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K filed on January 27, 2009.)

2(c	)	Share Purchase Agreement, dated as of April 9, 2012, between Regis Merger S.A.R.L. and Mr. Yvon Provost, Mrs. Olivia Provost and Mr. Fabien Provost. (Incorporated by reference to Exhibit 2.1 of the Company's Report on Form 8-K filed on April 13, 2012.)

2(d	)	Stock Purchase Agreement, dated as of July 13, 2012, between Regis Corporation and Aderans Co., Ltd. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on July 17, 2012).

3(a	)	Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000. (Incorporated by reference to Exhibit 3(a) of the Company's Report on Form 10-Q filed on February 8, 2006, for the quarter ended December 31, 2005.)

3(b	)	By-Laws of the Company. (Incorporated by reference to Exhibit 3.1 of the Company's Report on Form 8-K filed on October 31, 2006.)

3(c	)	Certificate of the Voting Powers, Designations, Preferences and Relative Participating, Optional and Other Special Rights and Qualifications, Limitations or Restrictions of Series A Junior Participating Preferred Stock of the Company. (Attached as Exhibit A to the Rights Agreement dated December 26, 2006, and incorporated by reference to Exhibit 2 of the Company's Registration Statement on Form 8-A12B filed on December 26, 2006.)

4(a	)	Shareholder Rights Agreement, dated December 23, 1996, between the Company and Norwest Bank Minnesota, N.A. as Rights Agent. (Incorporated by reference to Exhibit 4 of the Company's Report on Form 8-A12G filed on February 4, 1997.)

4(b	)	Rights Agreement, dated December 26, 2006, between the Company and Wells Fargo Bank, N.A., as Rights Agent, and Form of Right Certificate attached as Exhibit B to the Rights Agreement. (Incorporated by reference to Exhibits 1 and 3 of the Company's Registration Statement on Form 8-A12B, filed on December 26, 2006.)

4(c	)	Amendment No. 2, dated as of June 13, 2013, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on June 19, 2013.)

4(d	)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4(e	)	Indenture dated July 14, 2009 by and between the Company and Wells Fargo Bank, N.A, as Trustee (Incorporated by reference to Exhibit 4.1 of the Company's Report on Form 8-K filed July 17, 2009.)

10(a	)	Lease Agreement commencing October 1, 2005, between the Company and France Edina, Property, LLP. (Incorporated by reference to Exhibit 99 of the Company's Report on Form 8-K filed on May 6, 2005.)

10(b)	(*)	Amendment to Amended and Restated Compensation Agreement, dated December 23, 2008, between the Company, and Myron Kunin (Incorporated by reference to Exhibit 10(f) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(c)	(*)	Short Term Incentive Compensation Plan, effective August 19, 2009. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Form 14A filed on September 15, 2009, for the year ended June 30, 2009.)

10(d	)	Consulting Agreement, dated April 18, 2007, between the Company and Empire Beauty School Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on April 24, 2007.)

10(e)	(*)	Regis Corporation Executive Retirement Savings Plan Adoption Agreement and Trust Agreement, dated November 15, 2008 between the Company and Fidelity Management Trust Company (The CORPORATE Plan for Retirement EXECUTIVE PLAN basic plan document is incorporated by reference to Exhibit 10(c) to the Company's Report on Form 10-K filed on August 29, 2007, for the year ended June 30, 2007). (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 9, 2009.)

10(f)	(*)	Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed November 9 2012)

10(g)	(*)	Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 4, 2013.)

10(h)	(*)	Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed November 9, 2012.)

10(i)	(*)	2004 Long Term Incentive Plan as Amended and Restated, effective October 28, 2011, (Incorporated by reference to Appendix A of the Company's Report on Form DEF14A filed September 14, 2010.)

10(j	)	Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, and various financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Issuer, Bank of America, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed June 14, 2013.)

21		List of Subsidiaries of Regis Corporation

23		Consent of PricewaterhouseCoopers LLP

31.1		Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	(**)	XBRL Instance Document

101.SCH	(**)	XBRL Taxonomy Extension Schema

101.CAL	(**)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	(**)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(**)	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	(**)	XBRL Taxonomy Extension Definition Linkbase

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

REGIS CORPORATION
By	/s/ DANIEL J. HANRAHAN Daniel J. Hanrahan, President and Chief Executive Officer (Principal Executive Officer)
By	/s/ STEVEN M. SPIEGEL Steven M. Spiegel, Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)
DATE: August 27, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEPHEN E. WATSON Stephen E. Watson, Chairman of the Board of Directors	Date: August 27, 2013
/s/ DANIEL J. HANRAHAN Daniel J. Hanrahan, Director	Date: August 27, 2013
/s/ JOSEPH L. CONNER Joseph L. Conner, Director	Date: August 27, 2013
/s/ DANIEL G. BELTZMAN Daniel G. Beltzman, Director	Date: August 27, 2013
/s/ JAMES P. FOGARTY James P. Fogarty, Director	Date: August 27, 2013

/s/ MICHAEL J. MERRIMAN Michael J. Merriman, Director	Date: August 27, 2013
/s/ JEFFREY C. SMITH Jeffrey C. Smith, Director	Date: August 27, 2013
/s/ DAVID P. WILLIAMS David P. Williams, Director	Date: August 27, 2013