Form 10-Q
period 2013-09-30
REGIS CORP
filed 2013-11-05
CIK 716643

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 28, 2013:

Common Stock, $.05 par value	56,649,462
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

(Dollars in thousands, except share data)

	September 30, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$203,686	$200,488
Receivables, net	20,278	33,062
Inventories	149,224	139,607
Deferred income taxes	21,124	24,145
Income tax receivable	34,355	33,346
Other current assets	57,510	57,898
Total current assets	486,177	488,546

Property and equipment, net	302,400	313,460
Goodwill	461,740	460,885
Other intangibles, net	21,287	21,496
Investment in affiliates	44,331	43,319
Other assets	64,347	62,786

Total assets	$1,380,282	$1,390,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$174,452	$173,515
Accounts payable	65,651	66,071
Accrued expenses	128,930	137,226
Total current liabilities	369,033	376,812

Long-term debt and capital lease obligations	15	1,255
Other noncurrent liabilities	153,129	155,011
Total liabilities	522,177	533,078
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 56,649,378 and 56,630,926 common shares at September 30, 2013 and June 30, 2013, respectively	2,833	2,832
Additional paid-in capital	335,362	334,266
Accumulated other comprehensive income	23,591	20,556
Retained earnings	496,319	499,760

Total shareholders’ equity	858,105	857,414

Total liabilities and shareholders’ equity	$1,380,282	$1,390,492

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)

For The Three Months Ended September 30, 2013 and 2012

(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2013	2012
Revenues:
Service	$371,727	$393,416
Product	86,743	102,284
Royalties and fees	10,113	9,660
	468,583	505,360
Operating expenses:
Cost of service	225,015	232,528
Cost of product	44,024	53,132
Site operating expenses	50,841	52,347
General and administrative	44,433	55,872
Rent	79,010	81,499
Depreciation and amortization	23,831	20,709
Total operating expenses	467,154	496,087

Operating income	1,429	9,273

Other income (expense):
Interest expense	(4,491)	(6,829)
Interest income and other, net	544	34,612

(Loss) income before income taxes and equity in income of affiliated companies	(2,518)	37,056

Income taxes	383	(2,986)
Equity in income of affiliated companies, net of income taxes	1,999	577

(Loss) income from continuing operations	(136)	34,647

Income from discontinued operations, net of taxes	—	3,777

Net (loss) income	$(136)	$38,424

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.00)	0.60
Income from discontinued operations	—	0.07
Net (loss) income per share, basic	$(0.00)	$0.67
Diluted:
(Loss) income from continuing operations	(0.00)	0.54
Income from discontinued operations	—	0.06
Net (loss) income per share, diluted (1)	$(0.00)	$0.59

Weighted average common and common equivalent shares outstanding:
Basic	56,393	57,283
Diluted	56,393	68,589

Cash dividends declared per common share	$0.06	$0.06

(1)            Total is a recalculation; line items calculated individually may not sum to total.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

For The Three Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
Net (loss) income	$(136)	$38,424
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	3,035	7,038
Reclassification adjustments for gains included in net income (Note 1)	—	(33,842)
Net current period foreign currency translation adjustments	3,035	(26,804)
Change in fair market value of financial instruments designated as cash flow hedges	—	(23)
Other comprehensive income (loss)	3,035	(26,827)
Comprehensive income	$2,899	$11,597

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For The Three Months Ended September 30, 2013 and 2012

(Dollars in thousands)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(136)	$38,424
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,831	21,161
Equity in income of affiliated companies	(1,999)	(907)
Deferred income taxes	(250)	7,120
Accumulated other comprehensive income reclassification adjustments (Note 1)	—	(33,842)
Loss on write down of inventories	854	—
Stock-based compensation	1,811	1,818
Amortization of debt discount and financing costs	1,843	1,749
Other non-cash items affecting earnings	(34)	410
Changes in operating assets and liabilities, excluding the effects of acquisitions	(10,164)	(27,467)
Net cash provided by operating activities	15,756	8,466

Cash flows from investing activities:
Capital expenditures	(11,444)	(18,077)
Proceeds from sale of assets	5	21
Asset acquisitions, net of cash acquired	(17)	—
Proceeds from loans and investments	2,968	130,281
Net cash (used in) provided by investing activities	(8,488)	112,225

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(1,706)	(8,825)
Dividends paid	(3,397)	(3,448)
Net cash used in financing activities	(5,103)	(12,273)

Effect of exchange rate changes on cash and cash equivalents	1,033	2,097

Increase in cash and cash equivalents	3,198	110,515

Cash and cash equivalents:
Beginning of period	200,488	111,943
End of period	$203,686	$222,458

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.                                     BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2013 and for the three months ended September 30, 2013 and 2012, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2013 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2013 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

Stock-Based Employee Compensation:

During the three months ended September 30, 2013, the Company granted 225,223 restricted stock units (RSUs), 438,523 equity-based stock appreciation rights (SARs), and 284,604 performance share units (PSUs). There were no significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

Total compensation cost for stock-based payment arrangements totaled $1.8 million for both the three months ended September 30, 2013 and 2012 recorded within general and administrative expense on the Condensed Consolidated Statement of Operations.

Goodwill:

For the fiscal year 2013 annual impairment testing of goodwill, the estimated fair value of the Regis salon concept reporting unit exceeded its carrying values by approximately 9.0 percent. Although the Regis salon concept experienced a same-store sales decrease of 7.0 percent during the three months ended September 30, 2013, the Regis salon concept’s cash flows did not significantly differ from the projections used in the fiscal year 2013 annual goodwill impairment test. Any meaningful underperformance against the projections used in the fiscal year 2013 annual goodwill impairment test, reduced outlook for the Regis salon concept or increases to the carrying value of the Regis salon concept could lead to a goodwill impairment charge. The respective fair values of the Company’s remaining reporting units exceeded their carrying values by greater than 20.0 percent.

While the Company has determined that the estimated fair value of Regis is appropriate based on the historical level of revenue growth, operating income and cash flows, it is reasonably likely that Regis may experience additional impairment in future periods. Because some of the inherent assumptions and estimates used in determining the fair value of each reporting unit are outside the control of management, changes in these underlying assumptions can adversely impact fair value. Potential impairment of a portion or all of the carrying value of goodwill for the Regis salon concept is dependent on many factors and cannot be predicted with certainty.

As of September 30, 2013, the Company’s estimated fair value, as determined by the sum of the Company’s reporting units’ fair values, reconciled to within a reasonable range of the Company’s market capitalization which included an assumed control premium. The Company concluded that there were no triggering events requiring the Company to perform an interim goodwill impairment test between the previous annual impairment test and September 30, 2013.

A summary of the Company’s goodwill balance by reporting unit is as follows:

Reporting Unit	September 30, 2013	June 30, 2013
	(Dollars in thousands)
SmartStyle	$49,387	$49,286
Supercuts	129,728	129,610
MasterCuts	4,652	4,652
Regis	34,974	34,953
Promenade	242,999	242,384
Total	$461,740	$460,885

Prior Period Adjustments:

During the three months ended September 30, 2013, the Company recorded certain errors that related to prior periods. The errors related to an overstatement of inventory and self-insurance accruals and an understatement of cash in prior periods. Because these errors were not material to the Company’s consolidated financial statements for any prior periods or the current quarter, the Company recorded a cumulative adjustment to correct the errors during the first quarter of fiscal year 2014. The impact of these items on the Company’s Consolidated Statement of Operations decreased Site Operating expense by $1.3 million, increased Cost of Product expense by $0.3 million and increased net income by $0.6 million.

Foreign Currency Translation:

During the three months ended September 30, 2012, the Company completed its sale of its investment in Provalliance and subsequently liquidated all foreign entities with Euro denominated operations. As a result, the Company recognized a net $33.8 million foreign currency translation gain within interest income and other, net in the Consolidated Statement of Operations for amounts previously classified within accumulated other comprehensive income.

Recent Accounting Standards Adopted by the Company:

Testing Indefinite-Lived Intangible Assets for Impairment

In July 2012, the FASB updated the accounting guidance related to annual and interim indefinite-lived intangible asset impairment testing. The updated accounting guidance allows entities to first assess qualitative factors before performing a quantitative assessment of the fair value of indefinite-lived intangible assets. If it is determined on the basis of qualitative factors that the fair value of indefinite-lived intangible assets is more likely than not less than the carrying amount, the existing quantitative impairment test is required. Otherwise, no further impairment testing is required. The Company adopted this guidance in the first quarter of fiscal year 2014; its adoption did not have a material impact on the Company’s financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

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

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting requirements which provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted. The Company does not expect the adoption of these requirements to have a material impact on the Company’s consolidated financial statements.

2.                                     DISCONTINUED OPERATIONS:

Hair Restoration Centers

On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The Company received $162.8 million during fiscal year 2013, which was the purchase price of $163.5 million adjusted for the preliminary working capital provision. During the three months ended September 30, 2013, the Company received the $3.0 million of cash recorded as a receivable as of June 30, 2013, of which $2.0 million was a result of the final working capital provision, resulting in a final purchase price of $164.8 million, and $1.0 million of excess cash from the transaction completion date.

The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.

The following summarizes the results of operations of the discontinued Hair Club operations for the three months ended September 30, 2012:

(Dollars in thousands)
Revenues	$38,951
Income from discontinued operations, before income taxes	5,872
Income tax provision on discontinued operations	(2,299)
Equity in income of affiliated companies, net of income taxes	204
Income from discontinued operations, net of income taxes	$3,777

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance.  Depreciation and amortization ceased during the three months ended September 30, 2012 in accordance with accounting for discontinued operations.

3.                                     INVESTMENT IN AFFILIATES:

Investment in affiliates

The table below presents the carrying amount of investments in affiliates:

	September 30, 2013	June 30, 2013
	(Dollars in thousands)
Empire Education Group, Inc.	$44,108	$43,098
MY Style	223	221
	$44,331	$43,319

Empire Education Group, Inc.

During the three months ended September 30, 2013 and 2012, the Company recorded $1.0 and ($0.1) million, respectively, of equity earnings (loss) related to its investment in Empire Education Group, Inc. (EEG). The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

Based on the Company’s fiscal year 2013 assessment of the carrying value of its investment in EEG, the Company’s estimate of EEG’s fair value exceeds carrying value by approximately 5 percent. During the three months ended September 30, 2013, the Company monitored and assessed the performance of EEG and comparable companies and noted an improvement in EEG’s financial performance and overall industry trends.  The Company will continue to closely monitor EEG’s performance and trends in the for-profit secondary educational market to assess the carrying value of its investment.  In the event these favorable trends were to reverse in the future, EEG could be required to impair its goodwill.  As of September 30, 2013, the Company’s share of EEG’s goodwill balance is approximately $16 million.

The table below presents the summarized Statement of Operations information for EEG:

	Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Gross revenues	$43,965	$41,351
Gross profit	14,912	12,750
Operating income (loss)	2,904	(228)
Net income (loss)	1,938	(181)

MY Style

During the three months ended September 30, 2013, the Company recovered $1.0 million on its previously impaired investment in MY Style’s parent company, Yamano Holding Corporation (“Yamano”), which is reported in equity in income of affiliated companies on the Condensed Consolidated Statement of Operations. During fiscal year 2011, the Company had estimated the fair value of the Yamano Class A Preferred Stock to be negligible and recorded an other than temporary impairment.

4.                                     EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of the net (loss) income from continuing operations available to common shareholders and the net (loss) income from continuing operations for diluted earnings per share under the if-converted method:

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Net (loss) income from continuing operations available to common shareholders	$(136)	$34,647
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	2,130
Net (loss) income from continuing operations for diluted earnings per share	$(136)	$36,777

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Three Months Ended September 30,
	2013	2012
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,393	57,283
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	67
Dilutive effect of convertible debt	—	11,239
Weighted average shares for diluted earnings per share	56,393	68,589

(1)   For the three months ended September 30, 2013, 132,392, common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,409,169 and 1,028,988 of equity-based compensation awards during the three months ended September 30, 2013 and 2012, respectively as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution also excluded 11,289,545 of shares from convertible debt for the three months ended September 30, 2013 as they were not dilutive.

5.                                  SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $1.1 million increase in additional paid-in capital during the three months ended September 30, 2013 was primarily due to stock-based compensation expense, partially offset by expiration of unexercised stock options and stock appreciation rights.

6.                                  INCOME TAXES:

During the three months ended September 30, 2013 and 2012, the Company recognized tax (benefit) expense of $(0.4) million and $3.0 million, respectively, with corresponding effective tax rates of 15.2 and 8.1 percent.

The recorded tax benefit and the effective tax rate for the three months ended September 30, 2013 is lower than would be expected due to unique items of tax expense reducing the tax benefit, with a resulting greater impact on the tax rate due to the relatively small amount of pretax loss reported for the quarter. The recorded tax expense and the effective income tax rate for the three months ended September 30, 2012 is significantly lower than would be expected due primarily to the non-taxability of the $33.8 million foreign currency translation gain recognized at the time of the sale of Provalliance.

In the United States, after excluding certain deferred tax liabilities related to assets with indefinite lives, the Company has net deferred tax assets of approximately $54.7 million as of September 30, 2013.  Realization of deferred tax assets is ultimately dependent upon future taxable income.  We assess the likelihood that deferred tax assets will be recovered.  If recovery is not likely, we must increase our provision for income taxes by recording a reserve, in the form of a valuation allowance, for the deferred tax assets that will not ultimately be recoverable.  Should the Company’s present financial trends continue, it is reasonably possible that the Company could determine that a valuation allowance for the United States deferred tax assets will be required.

The Company’s United States federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. All earlier tax years are closed to examination. For state tax audits, the statute of limitations generally runs three to four years resulting in a number of returns being open for tax audits dating back to fiscal year 2009. The Company is currently under audit in a number of states in which the statute of limitations has been extended for fiscal years 2007 and forward.

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

The exposure to loss related to the Company’s discontinued Trade Secret salon concept is the guarantee of certain operating leases that have future minimum rents of approximately $2.7 million. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

8.                                  GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	September 30, 2013			June 30, 2013
	Gross			Gross
	Carrying Value	Accumulated Impairment (1)	Net (2)	Carrying Value	Accumulated Impairment (1)	Net (2)
(Dollars in thousands)
Goodwill	$680,462	$(218,722)	$461,740	$679,607	$(218,722)	$460,885

(1) The table below contains additional information regarding the Company’s $218.7 million accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit
	(Dollars in thousands)
2009	$41,661	International
2010	35,277	Regis
2011	74,100	Promenade
2012	67,684	Regis
2013	—	N/A
2014 (through 9.30.13)	—	N/A
Total	$218,722

(2) Remaining net goodwill relates to the Company’s North American operations.

The table below presents other intangible assets:

	September 30, 2013			June 30, 2013
		Accumulated			Accumulated
	Cost	Amortization (1)	Net	Cost	Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,408	$(3,340)	$6,068	$9,310	$(3,226)	$6,084
Franchise agreements	11,299	(7,002)	4,297	11,187	(6,839)	4,348
Lease intangibles	14,789	(6,782)	8,007	14,754	(6,582)	8,172
Non-compete agreements	204	(158)	46	201	(147)	54
Other	4,754	(1,885)	2,869	4,614	(1,776)	2,838
	$40,454	$(19,167)	$21,287	$40,066	$(18,570)	$21,496

(1) Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

9.                                  FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	September 30, 2013	June 30, 2013
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$167,857	$166,454
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	6,610	8,316
			174,467	174,770
Less current portion			(174,452)	(173,515)
Long-term portion			$15	$1,255

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. As of September 30, 2013, the conversion rate was 65.5131 shares of the Company’s common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.26 per share of the Company’s common stock. Interest expense related to the 5.0% contractual interest coupon was $2.2 million during the three months ended September 30, 2013 and 2012.  Interest expense related to the amortization of the debt discount was $1.4 and $1.3 million during the three months ended September 30, 2013 and 2012, respectively.

Revolving Credit Facility

As of September 30, 2013 and June 30, 2013, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.2 million at September 30, 2013 and June 30, 2013 primarily related to its self-insurance program. Unused available credit under the facility at September 30, 2013 and June 30, 2013 was $397.8 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of September 30, 2013, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and debt. The fair value of these instruments approximated their carrying values as of September 30, 2013 and June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. There were no assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2013.

11.                               SEGMENT INFORMATION:

As of September 30, 2013, the Company owned, franchised, or held ownership interests in 9,752 worldwide locations. The Company’s locations consisted of 9,154 North American salons, including 2,103 franchised salons (located in the United States, Canada and Puerto Rico), 352 international salons (located primarily in the United Kingdom), and 246 locations in which the Company maintains an ownership interest through the Company’s investment in affiliates. See Note 3 to the Condensed Consolidated Financial Statements for discussion of the Company’s investment in affiliates.

Based on the way the Company manages its business, it has reported its North American salons and international salons as two separate reportable segments.

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Revenues (1):
North American Salons	$439,531	$473,882
International Salons	29,052	31,478
	$468,583	$505,360
Operating income (loss) (1):
North American Salons	$28,808	$33,978
International Salons	(257)	422
Total segment operating income	28,551	34,400
Unallocated Corporate	(27,122)	(25,127)
Operating income (1)	$1,429	$9,273

(1) See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as a discontinued operation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2013 Annual Report on Form 10-K.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. Our mission is to create guests for life. Our strategies underlying our mission are focused in two main areas: guest experience and salon support. We plan to execute these strategies by putting guests and stylists first, focusing on technology and connectivity, building a winning team with a performance-driven culture, simplifying our operating model, and reviewing our non-core assets.  Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons and improving our long-term profitability and maximizing shareholder value.  The disposal or sale of any non-core assets may impact our operations by decreasing total revenues, operating expenses and income or loss from equity method investments. This evaluation led to the sale of our Hair Club and Provalliance businesses during fiscal year 2013.

As of September 30, 2013, we owned, franchised or held ownership interests in 9,752 worldwide locations. Our locations consisted of 9,506 system wide North American and international salons, and 246 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market.  As of September 30, 2013, we had approximately 50,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2013 Annual Report on Form 10-K, as well as Note 1 to the Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investment in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2013 Annual Report on Form 10-K.

See discussion of potential impairment of a portion or all of the carrying value of goodwill for the Regis salon concept and the carrying value of our investment in Empire Education Group, Inc. (EEG) within Notes 1 and 3, respectively, to the Condensed Consolidated Financial Statements.

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

Beginning in the first quarter of fiscal year 2014, costs associated with field leaders, excluding salons within the mass premium category, that were previously recorded within General and Administrative expense are now categorized within Cost of Service and Site Operating expense as a result of the field reorganization that took place in the fourth quarter of fiscal year 2013. Previously, field leaders did not work on the salon floor daily. As reorganized, field leaders now spend most of their time on the salon floor leading and mentoring stylists, and serving guests. Accordingly, field leader costs, including their labor and travel costs, now directly arise from the management of salon operations. As a result, district and senior district leader labor costs are reported within Cost of Service rather than General and Administrative expenses, and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses. This expense classification does not have a financial impact on the Company’s reported operating income (loss), reported net income (loss) or cash flows from operations.

Recent Developments

During the fourth quarter of fiscal year 2013, the Company made significant investments in strategies to turn around its business and drive improved long-term sustainable revenue and profitability growth. These initiatives included rolling out a new a point-of-sale (POS) system and salon workstations in our North American salons, restructuring our North American field organization and standardizing plan-o-grams and reducing our retail product assortment. However, as a result of these transformational changes, the Company’s financial performance during the three months ended September 30, 2013 was negatively impacted.  Management’s focus is on stabilizing these trends and expects our business performance to improve over time.

Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
	($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)
Service revenues	$371.7	$393.4	79.3%	77.9%	140	(20)
Product revenues	86.7	102.3	18.5	20.2	(170)	10
Franchise royalties and fees	10.1	9.7	2.2	1.9	30	10

Cost of service (1)	225.0	232.5	60.5	59.1	140	230
Cost of product (2)	44.0	53.1	50.8	51.9	(110)	220
Site operating expenses	50.8	52.3	10.8	10.4	40	10
General and administrative	44.4	55.9	9.5	11.1	(160)	(130)
Rent	79.0	81.5	16.9	16.1	80	60
Depreciation and amortization	23.8	20.7	5.1	4.1	100	(170)

Interest expense	4.5	6.8	1.0	1.4	(40)	—
Interest income and other, net	0.5	34.6	0.1	6.8	(670)	660

Income taxes (3)	0.4	(3.0)	15.2	8.1	N/A	(3,270)
Equity in income (loss) of affiliated companies, net of income taxes	2.0	0.6	0.4	0.1	30	(60)

Income from discontinued operations, net of taxes	—	3.8	—	0.7	(70)	20

(1)                                Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)                                Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)           Computed as a percent of (loss) income before income taxes and equity in income of affiliated companies. Any basis point change noted as not applicable (N/A) is due to a change in income tax benefit versus income tax expense.

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to the respective prior period, consolidated revenues decreased 7.3% during the three months ended September 30, 2013 and decreased 4.9% during the three months ended September 30, 2012. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended September 30,
	2013	2012
	(Dollars in thousands)
North American salons:
SmartStyle	$117,476	$122,998
Supercuts	85,319	87,068
MasterCuts	31,975	37,931
Regis	85,062	96,867
Promenade	119,699	129,018
Total North American salons	439,531	473,882
International salons	29,052	31,478
Consolidated revenues	$468,583	$505,360
Percent change from prior year	(7.3)%	(4.9)%
Salon same-store sales decrease (1)	(5.4)%	(3.1)%

(1)         Same-store sales are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly same-store sales are the sum of the same-store sales computed on a daily basis. Locations relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Decreases of 7.3% and 4.9% in consolidated revenues during the three months ended September 30, 2013 and 2012, respectively, were driven by the following:

	For the Three Months Ended September 30,
Factor	2013	2012
Same-store sales	(5.4)%	(3.1)%
Closed salons	(3.2)	(3.1)
New stores and conversions	0.9	1.5
Other	0.4	(0.2)
	(7.3)%	(4.9)%

Same-store sales by concept for the three months ended September 30, 2013 and 2012, respectively, are detailed in the table below:

	For the Three Months Ended September 30,
	2013	2012
SmartStyle	(5.5)%	(4.2)%
Supercuts	(1.8)	1.2
MasterCuts	(11.9)	(4.2)
Regis	(7.0)	(3.8)
Promenade	(5.0)	(3.2)
North America same-store sales	(5.6)	(3.0)

International same-store sales	(1.4)	(5.1)
Consolidated same-store sales	(5.4)%	(3.1)%

The same-store sales decrease of 5.4% during the three ended September 30, 2013 was due to a 7.2% decrease in guest visits, partially offset by a 1.8% increase in average ticket. The Company constructed (net of relocations) and closed 135 and 393 company-owned salons, respectively during the twelve months ended September 30, 2013.

The same-store sales decrease of 3.1% during the three months ended September 30, 2012 was due to a 2.6% decrease in guest visits and 0.5% decrease in average ticket. The Company constructed (net of relocations) and closed 174 and 376 company-owned salons, respectively during the twelve months ended September 30, 2012.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

The $21.7 million decrease in service revenues during the three months ended September 30, 2013 was primarily due to same-store service sales decreasing 3.1% and the closure of 393 company-owned locations salons during the twelve months ended September 30, 2013. The decrease in same-store service sales was primarily a result of a 5.7% decrease in same-store guest visits, offset by a 2.6% increase in average ticket. Partially offsetting the decrease was growth due to newly constructed salons during the twelve months ended September 30, 2013.

The $21.6 million decrease in service revenues during the three months ended September 30, 2012 was due to same-store service sales decreasing 3.0% and the closure of 376 company-owned salons during the twelve months ended September 30, 2012. The decrease in same-store service sales was a result of a 2.1% decrease in same-store guest visits and a 0.9% decrease in average ticket. The decrease in service revenues was partially offset by growth due to new and acquired salons during the previous twelve months.

Product Revenues

The $15.5 million decrease in product revenues during the three months ended September 30, 2013 was primarily due to same-store product sales decreasing 14.8% and the closure of 393 company-owned salons during the twelve months ended September 30, 2013. The decrease in same-store product sales was a result of a 17.6% decrease in same-store guest visits, partially offset by a 2.8% increase in average ticket. The decrease in product revenues was partially offset by growth due to new salons during the previous twelve months.

The $4.5 million decrease in product revenues during the three months ended September 30, 2012 was due to same-store product sales decreasing 3.2% and the closure of 376 company-owned salons during the twelve months ended September 30, 2012. The decrease in same-store product sales was a result of a 5.8% decrease in same-store guest visits, partially offset by a 2.6% increase in average ticket. The decrease in product revenues was partially offset by growth due to new and acquired salons during the previous twelve months.

Royalties and Fees

Total franchised locations open at September 30, 2013 were 2,103, as compared to 2,023 at September 30, 2012.  The $0.5 million increase in royalties and fees for the three months ended September 30, 2013 was primarily due to the increase in franchised locations.

Total franchised locations open at September 30, 2012 were 2,023, as compared to 1,983, at September 30, 2011. The $0.1 million increase in royalties and fees was primarily due to franchise positive same-store sales and the increase in franchised locations during the twelve months ended September 30, 2012.

Cost of Service

The 140 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2013 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. After considering this prior year change in expense categorization, cost of service as a percent of service revenues was flat. Negative leverage of stylist hours caused by same-store service sales declines and increased health care costs were offset by cost reductions due to our field reorganization, reduced labor associated with a full commission coupon event that was not repeated this year and lower levels of bonuses.

The 230 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2012 was primarily due to keeping stylists hours flat compared to the prior year for all concepts, other than Supercuts that increased hours to drive additional sales, compensating stylists on the gross sales amount during a coupon event and higher quota bonuses for stylists.

Cost of Product

The 110 basis point decrease in cost of product as a percent of product revenues during the three months ended September 30, 2013, was primarily due to the lapping of a sales incentive program from last year and lower product costs and reduced clearance activity as a result of standardizing our plan-o-grams.

The 220 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2012 was due to higher commissions paid to stylists in our North America segment as a result of a sales incentive program and a shift in mix to promotionally discounted items.

Site Operating Expenses

The 40 basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2013 was primarily due to the change in expense categorization as a result of the field reorganization.  After considering the prior year change in expense categorization, site operating expense decreased $3.9 million primarily as a result of costs savings initiatives to lower utilities and repairs and maintenance expenses, lower travel expense due to the field reorganization and adjustments to self-insurance accruals and cash, partially offset by increased salon connectivity costs to support the Company’s new POS system.

The 10 basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to negative leverage of the decrease in same-store sales. Site operating expenses decreased due to a reduction in advertising expense partially offset by higher charges for salon internet connectivity.

General and Administrative

General and administrative (G&A) decreased $11.4 million, or 160 basis points as a percent of consolidated revenues during the three months ended September 30, 2013. This improvement was primarily due to the change in expense categorization as a result of the field reorganization. After considering the prior year change in expense categorization, general and administrative expenses decreased $3.5 million, primarily as a result of cost saving initiatives and savings from the field reorganization. The Company remains focused on simplification to drive further cost efficiencies.

The 130 basis point decrease in G&A costs as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to the comparable prior period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy.  In addition, the basis point decrease was a result of lower health insurance expense and a reduction in warehousing costs due to productivity improvements.

Rent

Rent expense decreased by $2.5 million during the three months ended September 30, 2013 due to salon closures, primarily within our North American segment. The 80 and 60 basis point increases in rent expense as a percent of consolidated revenues for the three months ended September 30, 2013 and 2012, respectively, were due to negative leverage as a result of same-store sale decreases associated with this fixed cost category.

Depreciation and Amortization

The 100 basis point increase in depreciation and amortization (D&A) as a percent of consolidated revenues during the three months ended September 30, 2013 was primarily due to depreciation expense related to the Company’s POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation and negative leverage.

The 170 basis point decrease in D&A as a percent of consolidated revenues during the three months ended September 30, 2012 was primarily due to the comparable prior period including $8.7 million of accelerated depreciation expense resulting from the useful life adjustment of the Company’s previous POS system and a continuation of a reduction in depreciation expense from the reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009, partially offset by negative leverage from the decrease in same-store sales.

Interest Expense

The $2.3 and $0.5 million decrease in interest expense for the three months ended September 30, 2013 and 2012, respectively, was primarily due to decreased debt levels as compared to the prior year comparable period.

Interest Income and Other, net

The 670 basis point decrease and 660 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2013 and 2012, respectively, was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance in the prior comparable period.

Income Taxes

During the three months ended September 30, 2013 and 2012, the Company recognized tax (benefit) expense of $(0.4) million and $3.0 million, respectively, with corresponding effective tax rates of 15.2 and 8.1 percent, respectively.

The recorded tax benefit and the effective tax rate for the three months ended September 30, 2013 was lower than would be expected due to unique items of tax expense reducing the tax benefit, with a resulting greater impact on the tax rate due to the relatively small amount of pretax loss reported for the quarter. The recorded tax expense and the effective income tax rate for the three months ended September 30, 2012 was significantly lower than would be expected due to the primarily non-taxable $33.8 million foreign currency translation gain recognized at the time of the sale of Provalliance.

Equity in Income of Affiliated Companies, Net of Income Taxes

The equity in income of affiliated companies of $2.0 million during the three months ended September 30, 2013 was primarily due to the Company’s share of EEG’s net income and $1.0 million recovery of a previously impaired investment in Yamano Holding Corporation.  See Note 3 to the Condensed Consolidated Financial Statements for additional discussion.

The equity in income of affiliated companies during the three months ended September 30, 2012 of $0.6 million was primarily due to the gain on termination of the equity put option previously associated with the Company’s investment in Provalliance.

Income from Discontinued Operations, Net of Income Taxes

During the three months ended September 30, 2012, the Company recognized $3.8 million of income, net of taxes from Hair Club operations. See Note 2 to the Condensed Consolidated Financial Statements for further discussion.

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

As of September 30, 2013, cash and cash equivalents were $203.7 million, with $173.9, $9.9 and $19.9 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018.  As of September 30, 2013, the Company had no outstanding borrowings under the facility and had outstanding standby letters of credit under the facility of $2.2 million. Accordingly, unused available credit under the facility at September 30, 2013 was $397.8 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements.  At September 30, 2013, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2013, cash provided by operating activities of $15.8 million increased by $7.3 million compared to the prior comparable period, primarily as a result of a $17.3 million decrease in the use of working capital primarily from a decrease in credit card receivables due to timing, partially offset by the operations shortfall due to the decrease in revenues.

During the three months ended September 30, 2012, cash provided by operating activities of $8.5 million decreased by $5.0 million compared to the prior comparable period, primarily as a result of decreased revenues and increased cost of service and product.

Cash Flows from Investing Activities

During the three months ended September 30, 2013, cash used by investing activities of $8.5 million was primarily for capital expenditures of $11.4 million, partially offset by cash provided from the recovery of $1.0 million on the Company’s previously impaired investment in Yamano Holding Corporation and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

During the three months ended September 30, 2012, cash provided by investing activities of $112.2 million was due to the receipt of $103.4 million for the sale of Provalliance and $25.6 million from EEG related to principal payments on outstanding notes and revolving line of credit, partially offset by cash used for capital expenditures of $18.1 million.

Cash Flows from Financing Activities

During the three months ended September 30, 2013 and 2012, cash used by financing activities of $5.1 and $12.3 million, respectively, was for dividends of $3.4 million for both periods and repayments of long-term debt of $1.7 and $8.8 million, respectively.

Financing Arrangements

See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and Note 7 of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
September 30, 2013	16.9%	—
June 30, 2013	16.9	(750)

(1)         Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The debt to capitalization ratio as of September 30, 2013 was consistent as compared to June 30, 2013, primarily due to minimal changes in debt levels and total shareholders’ equity during the three months ended September 30, 2013.

The basis point improvement in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.

Dividends

We paid dividends of $0.06 per share during the three months ended September 30, 2013 and 2012. On October 22, 2013, our Board of Directors declared a $0.06 per share quarterly dividend payable November 19, 2013 to shareholders of record on November 5, 2013.

Share Repurchase Program

There were no share repurchases during the three months ended September 30, 2013. At September 30, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives and changes in our management and organizational structure; negative same-store sales; the success of our stylists and our ability to attract and retain talented stylists; the effect of changes to healthcare laws; changes in regulatory and statutory laws; the Company’s reliance on management information systems; competition within the personal hair care industry, which remains strong, both domestically and internationally; changes in economic conditions; the continued ability of the Company to implement cost reduction initiatives; certain of the terms and provisions of the outstanding convertible notes; failure to optimize our brand portfolio; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; financial performance of our joint ventures; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; our ability to protect the security of personal information about our guests; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2013 Annual Report on Form 10-K.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period.  Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Controls over Financial Reporting

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, our Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of September 30, 2013, a total accumulated 7.7 million shares have been repurchased for $241.3 million. At September 30, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended September 30, 2013.

Item 6.  Exhibits

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase

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

REGIS CORPORATION

Date: November 5, 2013	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer