Form 10-Q
period 2013-12-31
REGIS CORP
filed 2014-02-03
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 24, 2014:

Common Stock, $.05 par value	56,698,587
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2013	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$339,418	$200,488
Receivables, net	24,584	33,062
Inventories	147,188	139,607
Deferred income taxes	381	24,145
Income tax receivable	19,768	33,346
Other current assets	57,189	57,898
Total current assets	588,528	488,546

Property and equipment, net	290,378	313,460
Goodwill	425,332	460,885
Other intangibles, net	20,642	21,496
Investment in affiliates	44,967	43,319
Other assets	64,219	62,786

Total assets	$1,434,066	$1,390,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$174,143	$173,515
Accounts payable	54,348	66,071
Accrued expenses	141,095	137,226
Total current liabilities	369,586	376,812

Long-term debt and capital lease obligations	120,010	1,255
Other noncurrent liabilities	200,832	155,011
Total liabilities	690,428	533,078
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 56,698,587 and 56,630,926 common shares at December 31, 2013 and June 30, 2013, respectively	2,835	2,832
Additional paid-in capital	335,379	334,266
Accumulated other comprehensive income	21,539	20,556
Retained earnings	383,885	499,760

Total shareholders’ equity	743,638	857,414

Total liabilities and shareholders’ equity	$1,434,066	$1,390,492

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2013 and 2012
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Revenues:
Service	$360,959	$388,286	$732,686	$781,702
Product	97,769	108,236	184,512	210,520
Royalties and fees	9,639	9,643	19,752	19,303
	468,367	506,165	936,950	1,011,525
Operating expenses:
Cost of service	223,413	234,265	448,428	466,793
Cost of product	50,461	55,064	94,485	108,196
Site operating expenses	50,204	49,872	101,045	102,219
General and administrative	40,205	55,795	84,638	111,667
Rent	79,164	80,555	158,174	162,054
Depreciation and amortization	24,641	21,891	48,472	42,600
Goodwill impairment	34,939	—	34,939	—
Total operating expenses	503,027	497,442	970,181	993,529

Operating (loss) income	(34,660)	8,723	(33,231)	17,996

Other income (expense):
Interest expense	(5,166)	(6,649)	(9,657)	(13,478)
Interest income and other, net	339	601	883	35,213

(Loss) income before income taxes and equity in income (loss) of affiliated companies	(39,487)	2,675	(42,005)	39,731

Income taxes	(72,338)	(1,085)	(71,955)	(4,071)
Equity in income (loss) of affiliated companies, net of income taxes	2,740	(17,709)	4,739	(17,132)

(Loss) income from continuing operations	(109,085)	(16,119)	(109,221)	18,528

Income from discontinued operations, net of taxes	—	3,853	—	7,630

Net (loss) income	$(109,085)	$(12,266)	$(109,221)	$26,158

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(1.93)	(0.28)	(1.94)	0.32
Income from discontinued operations	—	0.07	—	0.13
Net (loss) income per share, basic (1)	$(1.93)	$(0.22)	$(1.94)	$0.46
Diluted:
(Loss) income from continuing operations	(1.93)	(0.28)	(1.94)	0.32
Income from discontinued operations	—	0.07	—	0.13
Net (loss) income per share, diluted (1)	$(1.93)	$(0.22)	$(1.94)	$0.46

Weighted average common and common equivalent shares outstanding:
Basic	56,437	56,794	56,427	57,043
Diluted	56,437	56,794	56,427	57,125

Cash dividends declared per common share	$0.06	$0.06	$0.12	$0.12

__________________________
(1)            Total is a recalculation; line items calculated individually may not sum to total.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Six Months Ended December 31, 2013 and 2012
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2013	2012	2013	2012
Net (loss) income	$(109,085)	$(12,266)	$(109,221)	$26,158
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(2,052)	(2,178)	983	4,860
Reclassification adjustments for gains included in net income (Note 1)	—	—	—	(33,842)
Net current period foreign currency translation adjustments	(2,052)	(2,178)	983	(28,982)
Change in fair market value of financial instruments designated as cash flow hedges	—	—	—	(23)
Other comprehensive (loss) income	(2,052)	(2,178)	983	(29,005)
Comprehensive loss	$(111,137)	$(14,444)	$(108,238)	$(2,847)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2013 and 2012
(Dollars in thousands)

	Six Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(109,221)	$26,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	42,119	39,730
Equity in (income) loss of affiliated companies	(4,739)	16,692
Deferred income taxes	67,741	11,352
Salon asset impairment	6,353	3,359
Loss on write down of inventories	854	—
Goodwill impairment	34,939	—
Accumulated other comprehensive income reclassification adjustments (Note 1)	—	(33,842)
Stock-based compensation	3,557	3,307
Amortization of debt discount and financing costs	3,933	3,527
Other non-cash items affecting earnings	136	593
Changes in operating assets and liabilities, excluding the effects of acquisitions	3,557	(11,907)
Net cash provided by operating activities	49,229	58,969
		\
Cash flows from investing activities:
Capital expenditures	(23,913)	(43,200)
Proceeds from sale of assets	8	152
Asset acquisitions, net of cash acquired	(15)	—
Proceeds from loans and investments	5,056	131,054
Net cash (used in) provided by investing activities	(18,864)	88,006

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	5,200
Payments on revolving credit facilities	—	(5,200)
Proceeds from issuance of long-term debt, net of fees	118,058	—
Repayments of long-term debt and capital lease obligations	(3,452)	(21,298)
Repurchase of common stock	—	(14,868)
Dividends paid	(6,793)	(6,905)
Net cash provided by (used in) financing activities	107,813	(43,071)

Effect of exchange rate changes on cash and cash equivalents	752	2,496

Increase in cash and cash equivalents	138,930	106,400

Cash and cash equivalents:
Beginning of period	200,488	111,943
End of period	$339,418	$218,343

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2013 and for the three and six months ended December 31, 2013 and 2012, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2013 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2013, the Company granted restricted stock units (RSUs), equity-based stock appreciation rights (SARs), and performance share units (PSUs). There were no significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

The following is a table of shares granted:

	For the Periods Ended December 31, 2013
	Three Months	Six Months
Restricted stock units	124,860	350,083
Equity-based stock appreciation rights	30,959	469,482
Performance share units	19,946	304,550

Total compensation cost for stock-based payment arrangements totaled $1.7 and $1.5 million for the three months ended December 31, 2013 and 2012, respectively, and $3.6 and $3.3 million for the six months ended December 31, 2013 and 2012, respectively, recorded within general and administrative expense on the Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Impairment is evaluated based on the sum of undiscounted estimated cash flows expected to result from the use of long-lived assets that do not recover their carrying values. The fair value of the long-lived asset is estimated based on the best information available, including market data. During the six months ended December 31, 2013 and 2012, the Company recorded $6.4 and $3.4 million, respectively, of long-lived asset impairment. During the three months ended December 31, 2013, the Company recorded $3.0 million of impairment charges associated with the Regis salon concept reporting unit. See Goodwill discussion within this Note 1 and Note 8, and change in reporting units discussion in Note 11 to the Condensed Consolidated Financial Statements.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is tested for impairment annually during the Company’s fourth fiscal quarter or at the time of a triggering event. The fair value of the Regis salon concept reporting unit exceeded its carrying value by approximately 9.0% and the Company's other reporting units exceeded their carrying value by greater than 20.0% as of the fiscal year 2013 annual impairment test.

During the second quarter of fiscal year 2014, the Company experienced two triggering events that resulted in the Company testing its goodwill for impairment. First, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of restructuring the Company's North American field organization. The field reorganization, which impacted all North American salons except for salons in the mass premium category, was announced in the fourth quarter of fiscal year 2013 and completed in the second quarter of fiscal year 2014. The Company did not completely operate under the realigned operating structure prior to the second quarter of fiscal year 2014. See Note 11 to the Condensed Consolidated Financial Statements.

Second, the Regis and Promenade salon concepts reported same-store sales of negative 6.4% and 7.0% respectively, during the three months ended December 31, 2013. These results were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test. The disruptive impact of strategic initiatives announced in the fourth quarter of fiscal year 2013 on the first two fiscal quarters of 2014 was greater than the Company had anticipated.

Pursuant to the change in operating segments and the lower than projected same-store sales, the Company performed interim goodwill impairment tests on its Regis and Promenade salon concept reporting units. The Company updated its projections to reflect the Company’s current expectations for these businesses and compared the carrying value of the respective reporting units, including goodwill, to their estimated fair values. As a result of the interim goodwill impairment tests performed during the three months ended December 31, 2013, a $34.9 million non-cash impairment charge was recorded for the excess carrying value of goodwill over the implied fair value of goodwill for the Regis salon concept reporting unit. The estimated fair value of the Promenade salon concept reporting unit exceeded its carrying value by approximately 12.0% and was not impaired.

The Company considered the negative impact of the fourth quarter fiscal year 2013 strategic initiatives on the results of the remaining reporting units for the three and six months ended December 31, 2013 and determined that their fair values were significantly greater than their carrying values at December 31, 2013. Therefore, the Company did not perform interim goodwill impairment tests on these reporting units.

In connection with the change in operating segment structure, the Company changed its North American reporting units from five reporting units: SmartStyle, Supercuts, MasterCuts, Regis and Promenade to two reporting units: North American Value and North American Premium. Subsequent to the interim impairment test of goodwill, the Company compared the carrying value, including goodwill, of the reporting units under the new reporting unit structure to their estimated fair values. The fair values of the North American Value reporting unit exceeded its carrying value by greater than 20.0%. The North American Premium reporting unit does not have any goodwill, as it was fully impaired as of December 31, 2013. Based on the changes to the Company's operating segment structure, goodwill has been reallocated to the new reporting units at December 31, 2013 and June 30, 2013.

As of December 31, 2013, the Company’s estimated fair value, as determined by the sum of the Company’s reporting units’ fair values, reconciled to within a reasonable range of the Company’s market capitalization which included an assumed control premium of 30.0%.

A summary of the Company’s goodwill balance by reporting unit is as follows:

Reporting Unit	December 31, 2013	June 30, 2013
	(Dollars in thousands)
North American Value	$425,332	$425,932
North American Premium	—	34,953
Total	$425,332	$460,885

Income Taxes:

In the United States, after excluding certain deferred tax liabilities related to assets with indefinite lives, the Company had net deferred tax assets of approximately $83.7 million as of December 31, 2013, which generally expire many years into the future or have no definite expiration period. Realization of deferred tax assets is ultimately dependent upon future taxable income. On a quarterly basis, the Company is required to assess the likelihood that deferred tax assets will be recovered.

While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance. During the second quarter of fiscal year 2014, the impacts from strategic initiatives implemented late in fiscal year 2013 were continuing to negatively impact the Company’s financial performance. Accordingly, the Company incurred a non-cash charge in the amount of $83.1 million to establish a valuation allowance against its United States deferred tax assets. The Company will continue to assess the recovery of its United States deferred tax assets on a quarterly basis, and will reverse this valuation allowance and record a tax benefit when the Company generates sufficient sustainable United States pre-tax earnings to make the realizability of the deferred tax assets more likely than not.

Foreign Currency Translation:

During the six months ended December 31, 2012, the Company completed the sale of its investment in Provalliance and subsequently liquidated all foreign entities with Euro denominated operations. As a result, the Company recognized a net $33.8 million foreign currency translation gain within interest income and other, net in the Condensed Consolidated Statement of Operations for amounts previously classified within accumulated other comprehensive income.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Accounting for Cumulative Translation Adjustment upon Derecognition of Foreign Entities

In March 2013, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to the release of cumulative translation adjustments. The updated accounting guidance clarified when to release cumulative translation adjustments into net income. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

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

2.    DISCONTINUED OPERATIONS:

Hair Restoration Centers

On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The Company received $162.8 million during fiscal year 2013, which was the purchase price of $163.5 million adjusted for the preliminary working capital provision. During the six months ended December 31, 2013, the Company received the $3.0 million of cash recorded as a receivable as of June 30, 2013, of which $2.0 million was a result of the final working capital provision, resulting in a final purchase price of $164.8 million, and $1.0 million was excess cash from the transaction completion date.

The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Condensed Consolidated Statement of Operations.

The following summarizes the results of operations of the discontinued Hair Club operations:

	For the Periods Ended December 31, 2012
	Three Months	Six Months
	(Dollars in thousands)
Revenues	$38,230	$77,180
Income from discontinued operations, before income taxes	5,994	11,866
Income tax provision on discontinued operations	(2,378)	(4,676)
Equity in income of affiliated companies, net of income taxes	237	440
Income from discontinued operations, net of income taxes	$3,853	$7,630

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance. Depreciation and amortization ceased during the three months ended September 30, 2012 in accordance with accounting for discontinued operations.

3.    INVESTMENT IN AFFILIATES:

Investment in affiliates

The table below presents the carrying amount of investments in affiliates:

	December 31, 2013	June 30, 2013
	(Dollars in thousands)
Empire Education Group, Inc.	$44,760	$43,098
MY Style	207	221
	$44,967	$43,319

Empire Education Group, Inc.

During the three months ended December 31, 2013 and 2012, the Company recorded $0.7 and $0.2 million, respectively, of equity earnings related to its investment in Empire Education Group, Inc. (EEG). During the six months ended December 31, 2013 and 2012, the Company recorded $1.7 and $0.1 million, respectively, of equity earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

During the three months ended December 31, 2012, the Company recorded an other than temporary impairment charge on its investment in EEG of $17.9 million. This non-cash charge was the result of EEG updating its financial projections for future periods to reflect the declining enrollment, revenue and profitability in the for-profit secondary educational market during the three months ended December 31, 2012.

Based on the Company’s fiscal year 2013 assessment of the carrying value of its investment in EEG, the Company’s estimate of EEG’s fair value exceeds carrying value by approximately 5 percent. During the six months ended December 31, 2013, the Company monitored and assessed the performance of EEG and comparable companies and noted an improvement in EEG’s financial performance and overall industry trends. The Company will continue to closely monitor EEG’s performance and trends in the for-profit secondary educational market to assess the carrying value of its investment. In the event these favorable trends reverse in the future, EEG could be required to impair its goodwill. As of December 31, 2013, the Company’s share of EEG’s goodwill balance is approximately $16 million.

The table below presents the summarized Statement of Operations information for EEG:

	For the Periods Ended December 31,
	Three Months		Six Months
	2013	2012	2013	2012
(Unaudited)	(Dollars in thousands)
Gross revenues	$41,928	$40,543	$85,893	$81,894
Gross profit	13,197	12,909	28,109	25,659
Operating income	2,190	1,119	5,094	891
Net income	989	603	2,927	422

MY Style

During the three and six months ended December 31, 2013, the Company recovered $2.1 and $3.1 million on its previously impaired investments in MY Style’s parent company, Yamano Holding Corporation (Yamano), which is reported in equity in income (loss) of affiliated companies on the Condensed Consolidated Statement of Operations. During fiscal year 2011, the Company had estimated the fair values of the Yamano Class A and Class B Preferred Stock to be negligible and recorded an other than temporary non-cash impairment.

4.    EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s dilutive earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

The following table sets forth a reconciliation of the net (loss) income from continuing operations available to common shareholders and the net (loss) income from continuing operations for diluted earnings per share under the if-converted method:

	For the Periods Ended December 31,
	Three Months		Six Months
	2013	2012	2013	2012
	(Dollars in thousands)
Net (loss) income from continuing operations available to common shareholders (1)	$(109,085)	$(16,119)	$(109,221)	$18,528
Effect of dilutive securities:
Interest on convertible debt, net of taxes	—	—	—	—
Net (loss) income from continuing operations for diluted earnings per share	$(109,085)	$(16,119)	$(109,221)	$18,528
____________________________

(1)
During the three months ended September 30, 2013, the Company recorded certain errors that related to prior periods. The errors related to an overstatement of inventory and self-insurance accruals and an understatement of cash in prior periods. Because these errors were not material to the Company’s consolidated financial statements for any prior periods or the three months ended September 30, 2013, the Company recorded a cumulative adjustment to correct the errors during the first quarter of fiscal year 2014. The impact of these items on the Company’s Consolidated Statement of Operations for the six months ended December 31, 2013, decreased Site

Operating expenses by $1.3 million, increased Cost of Product by $0.3 million and decreased net loss by $0.6 million.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended December 31,
	Three Months		Six Months
	2013	2012	2013	2012
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,437	56,794	56,427	57,043
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	—	—	82
Weighted average shares for diluted earnings per share	56,437	56,794	56,427	57,125
_____________________________

(1)
For the three months ended December 31, 2013 and 2012, 110,759, and 98,637 common stock equivalents of potentially dilutive common stock, respectively, were excluded in the diluted earnings per share calculation due to the net loss from continuing operations. For the six months ended December 31, 2013, 117,546 common stock equivalents of potentially dilutive common stock were excluded in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,732,575 and 1,759,864 of stock-based awards during the three months ended December 31, 2013 and 2012, respectively, and 1,452,639 and 1,587,934 of stock-based awards during the six months ended December 31, 2013 and 2012, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution, also excluded 11,308,502 and 11,254,999 of shares from convertible debt as they were not dilutive for the three months ended December 31, 2013 and 2012, respectively, and 11,299,204 and 11,246,854 for the six months ended December 31, 2013 and 2012, respectively.

5.    SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $1.1 million increase in additional paid-in capital during the six months ended December 31, 2013 was primarily due to stock-based compensation expense, partially offset by the tax impact of vested and distributed RSAs and RSUs and the expiration of unexercised stock options and stock appreciation rights.

6.     INCOME TAXES:

During the three and six months ended December 31, 2013, the Company recognized tax expense of $72.3 and $72.0 million, respectively, with corresponding effective tax rates of (183.2)% and (171.3)%. During the three and six months ended December 31, 2012, the Company recognized tax expense of $1.1 and $4.1 million, respectively, with corresponding effective tax rates of 40.6% and 10.2%.

The recorded tax expense and effective tax rate for the three and six months ended December 31, 2013 were higher than would be expected due primarily to the non-cash valuation allowance established against the Company’s United States deferred tax assets and the recording of a non-cash goodwill impairment charge which was only partly deductible for income tax purposes. See Note 1 to the Condensed Consolidated Financial Statements.

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

7.     COMMITMENTS AND CONTINGENCIES:

The Company is a defendant in various lawsuits and claims arising out of the normal course of business. Like certain other large retail employers, the Company has been faced with allegations of purported class-wide consumer and wage and hour violations. In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. The derivative action has been stayed by the court pending the decision of the Special Litigation Committee. It is not known when the Special Litigation Committee will complete its work, or what it will decide. Litigation is inherently unpredictable and the outcome of these matters cannot presently be determined. Although the actions are being vigorously defended, the Company could in the future incur judgments or enter into settlements of claims that could have a material adverse effect on its results of operations in any particular period.

The exposure to loss related to the Company’s discontinued Trade Secret salon concept is the guarantee of certain operating leases that have future minimum rents. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

8.                                  GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	December 31, 2013			June 30, 2013
	Gross Carrying Value	Accumulated Impairment (1)	Net (2)	Gross Carrying Value	Accumulated Impairment	Net
	(Dollars in thousands)
Goodwill	$678,993	$(253,661)	$425,332	$679,607	$(218,722)	$460,885
_____________________________
(1) The table below contains additional information regarding the Company’s $(253.7) million accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (3)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2013	—	N/A
2014 (4)	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2) Remaining net goodwill relates to the Company’s North American Value reporting unit.
(3) See Notes 1 and 11 to the Condensed Consolidated Financial Statements.
(4) See Note 1 to the Condensed Consolidated Financial Statements.

The table below presents other intangible assets:

	December 31, 2013			June 30, 2013
	Cost	Accumulated Amortization (1)	Net	Cost	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$9,214	$(3,354)	$5,860	$9,310	$(3,226)	$6,084
Franchise agreements	11,076	(6,974)	4,102	11,187	(6,839)	4,348
Lease intangibles	14,762	(6,951)	7,811	14,754	(6,582)	8,172
Non-compete agreements	198	(163)	35	201	(147)	54
Other	4,799	(1,965)	2,834	4,614	(1,776)	2,838
	$40,049	$(19,407)	$20,642	$40,066	$(18,570)	$21,496
_____________________________

(1)
Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

9.    FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	December 31, 2013	June 30, 2013
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$169,289	$166,454
Senior term notes	2018	5.75	120,000	—
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4,864	8,316
			294,153	174,770
Less current portion			(174,143)	(173,515)
Long-term portion			$120,010	$1,255

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. As of December 31, 2013, the conversion rate was 65.6019 shares of the Company’s common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.24 per share of the Company’s common stock. Interest expense related to the 5.0% contractual interest coupon was $4.3 million during the six months ended December 31, 2013 and 2012. Interest expense related to the amortization of the debt discount was $2.8 and $2.6 million during the six months ended December 31, 2013 and 2012, respectively.

Senior Term Notes

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017 (Senior Term Notes). Net proceeds from the issuance of the Senior Term Notes were $118.1 million, after underwriting and issuance costs of $1.9 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014, at a rate of 5.75% per year. The Senior Term Notes rank equally with the Company’s existing and future unsubordinated unsecured debt. The Senior Term Notes are effectively subordinated to any of the Company’s existing and future secured debt. The Senior Term Notes are unsecured and not guaranteed by any of the Company’s subsidiaries or any third party.

The Senior Term Notes contain maintenance covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates, none of which are more restrictive than those under the Company’s credit facility.

Revolving Credit Facility

As of December 31, 2013 and June 30, 2013, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.2 million at December 31, 2013 and June 30, 2013 primarily related to the Company's self-insurance program. Unused available credit under the facility at December 31, 2013 and June 30, 2013 was $397.8 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2013.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of December 31, 2013, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and debt. The fair value of these instruments approximated their carrying values as of December 31, 2013 and June 30, 2013.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three months ended December 31, 2013, goodwill of the Regis salon concept reporting unit with a carrying value of $34.9 million was written down to its implied fair value of zero, resulting in a non-cash impairment charge of $34.9 million. The Company calculated the estimated fair value of the Regis salon concept reporting unit based on discounted future cash flows that utilized estimates in annual revenues, cost of service and product rates, fixed expense rates, allocated corporate overhead, long-term growth rates for determining terminal value, discount rate based on the weighted average cost of capital and comparative market multiples. See Notes 1 and 8 to the Condensed Consolidated Financial Statements.

11.    SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of the restructuring of the Company's North American field organization. The field reorganization, which impacted all North American salons except for salons in the mass premium category, was announced in the fourth quarter of fiscal year 2013 and completed in the second quarter of fiscal year 2014. The Company now reports its operations in three operating segments: North American Value, North American Premium and International. The Company's operating segments are its reportable operating segments. Prior to this change in organizational structure, the Company had two reportable operating segments: North American salons and International salons. The Company did not completely operate under the realigned operating segments structure prior to the second quarter of fiscal year 2014.

The North American Value reportable operating segment is comprised of 8,311 company-owned and franchised salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.

The North American Premium reportable operating segment is comprised of 835 company-owned salons primarily in mall based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.

The International reportable operating segment is comprised of 365 company-owned salons located in malls, leading department stores, and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.

Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information shown in the following table and elsewhere in this filing reflects this change.

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
Revenues (1):
North American Value	$351,987	$378,889	$707,328	$756,920
North American Premium	84,794	94,513	168,984	190,364
International	31,586	32,763	60,638	64,241
	$468,367	$506,165	$936,950	$1,011,525
Operating (loss) income (1):
North American Value	$26,790	$37,357	$56,841	$74,017
North American Premium (2)	(38,909)	(2,155)	(40,152)	(4,837)
International	495	233	238	655
Total segment operating (loss) income	(11,624)	35,435	16,927	69,835
Unallocated Corporate	(23,036)	(26,712)	(50,158)	(51,839)
Operating (loss) income (1)	$(34,660)	$8,723	$(33,231)	$17,996
_____________________________

(1)	See Note 2 to the Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as a discontinued operation.
(2) Includes a non-cash goodwill impairment charge of $34.9 million for the Regis salon concept reporting unit. See Notes 1 and 8 to the Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2013 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

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

As of December 31, 2013, we owned, franchised or held ownership interests in 9,757 worldwide locations. Our locations consisted of 9,511 system-wide North American and International salons, and 246 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2013, we had approximately 50,000 corporate employees worldwide.

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

See discussion of potential impairment of a portion or all of the carrying value of our investment in EEG within Note 3, respectively, to the Condensed Consolidated Financial Statements.

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

Beginning in the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business subsequent to the restructuring of its North American field organization that took place in the fourth quarter of fiscal year 2013 and was completed during the second quarter of fiscal year 2014. See Notes 1 and 11 to the Condensed Consolidated Financial Statements.

Recent Developments

During the fourth quarter of fiscal year 2013, the Company made significant investments in strategies to turn around its business and drive improved long-term sustainable revenue and profitability growth. These initiatives included rolling out a new point-of-sale (POS) system and salon workstations in our North American salons, restructuring our North American field organization and standardizing plan-o-grams and reducing our retail product assortment. However, as a result of these transformational changes, the Company’s financial performance during the three and six months ended December 31, 2013 was negatively impacted.

Management’s focus continues to be on reversing the negative impact of the disruption caused by the strategic investments made during the fourth quarter of fiscal year 2013 and expects our business performance to improve over time.

In December 2013, the Company announced the implementation of a new capital allocation policy. The three key principles underlying this new strategy focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to existing shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

As a result of this new strategy, the Company intends to retain excess cash during its ongoing turnaround efforts and focus primarily on growing the number of franchised locations and continuing to expand its company-owned locations through its partnership with WalMart. In addition, while no definitive decision has been made, the Company intends to utilize the proceeds from the Senior Term Notes, along with existing cash and cash equivalents, to settle the $172.5 million of 5.0% convertible senior notes due in July 2014.

Condensed Consolidated Results of Operations

The following table sets forth, for the periods indicated, certain information derived from our Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated. Subsequent to our earnings release on January 27, 2014, we recorded an adjustment of $0.9 million to decrease unemployment tax expense, thereby reducing cost of service and general and administrative expense by $0.8 and $0.1 million, respectively, from the amounts reported in our earnings release. As a result of the foregoing adjustment, net losses were $109.1 and $109.2 million and diluted net loss per share were $1.93 and $1.94 for the three and six months ended December 31, 2013, respectively.

	For the Periods Ended December 31,
	Three Months						Six Months
	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012	2013	2012
	($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)		($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)
Service revenues	$361.0	$388.3	77.1%	76.7%	40	(10)	$732.7	$781.7	78.2%	77.3%	90	(10)
Product revenues	97.8	108.2	20.9	21.4	(50)	(10)	184.5	210.5	19.7	20.8	(110)	—
Franchise royalties and fees	9.6	9.6	2.0	1.9	10	20	19.8	19.3	2.1	1.9	20	10

Cost of service (1)	223.4	234.3	61.9	60.3	160	300	448.4	466.8	61.2	59.7	150	270
Cost of product (2)	50.5	55.1	51.6	50.9	70	40	94.5	108.2	51.2	51.4	(20)	130
Site operating expenses	50.2	49.9	10.7	9.9	80	10	101.0	102.2	10.8	10.1	70	10
General and administrative	40.2	55.8	8.6	11.0	(240)	(90)	84.6	111.7	9.0	11.0	(200)	(120)
Rent	79.2	80.6	16.9	15.9	100	10	158.2	162.1	16.9	16.0	90	40
Depreciation and amortization	24.6	21.9	5.3	4.3	100	(110)	48.5	42.6	5.2	4.2	100	(140)
Goodwill impairment	34.9	—	7.5	—	750	—	34.9	—	3.7	—	370	—

Interest expense	5.2	6.6	1.1	1.3	(20)	(10)	9.7	13.5	1.0	1.3	(30)	(10)
Interest income and other, net	0.3	0.6	0.1	0.1	—	(40)	0.9	35.2	0.1	3.5	(340)	310

Income taxes (3)	(72.3)	(1.1)	(183.2)	40.6	(22,380)	3,320	(72.0)	(4.1)	(171.3)	10.2	(18,150)	(670)
Equity in income (loss) of affiliated companies, net of income taxes	2.7	(17.7)	0.6	(3.5)	410	(450)	4.7	(17.1)	0.5	(1.7)	220	(250)

Income from discontinued operations, net of taxes	—	3.9	—	0.8	(80)	1,400	—	7.6	—	0.8	(80)	710
_____________________________
(1) Computed as a percent of service revenues and excludes depreciation and amortization expense.
(2)        Computed as a percent of product revenues and excludes depreciation and amortization expense.
(3)        Computed as a percent of (loss) income before income taxes and equity in income (loss) of affiliated companies.

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. As compared to their respective prior periods, consolidated revenues decreased 7.5% and 3.8% during the three months ended December 31, 2013 and 2012, respectively, and decreased 7.4% and 4.3% during the six months ended December 31, 2013 and 2012, respectively. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
	(Dollars in thousands)
North American Value salons:
SmartStyle	$118,783	$127,369	$236,259	$250,367
Supercuts	84,250	85,109	169,569	172,177
MasterCuts	32,486	37,604	64,461	75,535
Promenade	116,468	128,807	237,039	258,841
Total North American Value salons	351,987	378,889	707,328	756,920
North American Premium salons	84,794	94,513	168,984	190,364
International salons	31,586	32,763	60,638	64,241
Consolidated revenues	$468,367	$506,165	$936,950	$1,011,525
Percent change from prior year	(7.5)%	(3.8)%	(7.4)%	(4.3)%
Salon same-store sales decrease (1)	(6.2)%	(1.9)%	(5.8)%	(2.5)%
_____________________________
(1)         Same-store sales are calculated on a daily basis as the total change in sales for company-owned locations that were open on a specific day of the week during the current period and the corresponding prior period. Quarterly same-store sales are the sum of the same-store sales computed on a daily basis. Locations relocated within a one-mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Decreases of 7.5% and 3.8% in consolidated revenues during the three months ended December 31, 2013 and 2012, respectively, and 7.4% and 4.3% in consolidated revenues during the six months ended December 31, 2013 and 2012, respectively, were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2013	2012	2013	2012
Same-store sales	(6.2)%	(1.9)%	(5.8)%	(2.5)%
Closed salons	(2.7)	(3.4)	(2.9)	(3.2)
New stores and conversions	0.7	1.2	0.8	1.4
Other	0.7	0.3	0.5	—
	(7.5)%	(3.8)%	(7.4)%	(4.3)%

Same-store sales by concept for the three and six months ended December 31, 2013 and 2012, respectively, are detailed in the table below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2013	2012	2013	2012
SmartStyle	(7.9)%	0.5%	(6.7)%	(1.9)%
Supercuts	(1.6)	0.3	(1.7)	0.7
MasterCuts	(10.3)	(4.2)	(11.1)	(4.2)
Promenade	(7.0)	(2.9)	(6.0)	(3.0)
North American Value same-store sales	(6.5)	(1.1)	(5.9)	(1.9)
North American Premium same-store sales	(6.4)	(3.6)	(6.8)	(3.8)
International same-store sales	(1.1)	(6.6)	(1.3)	(5.8)
Consolidated same-store sales	(6.2)%	(1.9)%	(5.8)%	(2.5)%

The same-store sales decrease of 6.2% and 5.8% during the three and six months ended December 31, 2013, respectively, were due to decreases of 7.4% and 7.3%, respectively, in guest visits, partially offset by increases of 1.2% and 1.5%, respectively, in average ticket. The Company constructed (net of relocations) and closed 124 and 319 company-owned salons, respectively, during the twelve months ended December 31, 2013.

The same-store sales decreases of 1.9% and 2.5% during the three and six months ended December 31, 2012, respectively, were due to decreases of 3.0% and 2.8%, respectively, in guest visits, partially offset by increases of 1.1% and 0.3%, respectively, in average ticket. The Company acquired five salons (including four franchise salon buybacks) during the twelve months ended December 31, 2012. The Company constructed (net of relocations) and closed 188 and 434 company-owned salons, respectively, during the twelve months ended December 31, 2012.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees.  Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $27.3 and $49.0 million in service revenues during the three and six months ended December 31, 2013, respectively, were primarily due to same-store service sales decreases of 5.5% and 4.3%, respectively. Decreases in same-store service sales were primarily the result of 6.6% and 6.2% decreases in same-store guest visits, respectively, partly offset by 1.1% and 1.9% increases in average ticket, respectively, during the three and six months ended December 31, 2013. The closure of 319 company-owned salons during the twelve months ended December 31, 2013, partly offset by newly constructed salons during the same period, drove the remaining declines in service sales compared to the prior year.

Decreases of $15.7 and $37.3 million in service revenues during the three and six months ended December 31, 2012, respectively, were primarily due to same-store service sales decreases of 1.5% and 2.3%, respectively. Decreases in same-store service sales were primarily the result of 2.2% decreases in same-store guest visits during both periods. The three months ended December 31, 2012 benefited from a 0.7% increase in average ticket. The six months ended December 31, 2012 reported a 0.1% decrease in average ticket. The three months ended December 31, 2012 were negatively impacted by Hurricane Sandy. The closure of 434 company-owned salons during the twelve months ended December 31, 2012, partly offset by new salons opened during the same period, drove the remaining declines in service sales compared to the prior year.

Product Revenues

Decreases of $10.5 and $26.0 million in product revenues during the three and six months ended December 31, 2013, respectively, were primarily due to same-store product sales decreases of 9.2% and 11.9%, respectively. Decreases in same-store product sales were primarily the result of 12.8% and 15.1% decreases in same-store guest visits, respectively, partly offset by 3.6% and 3.2% increases in average ticket, respectively. The closure of 319 company-owned salons during the twelve months ended December 31, 2013, partly offset by newly constructed salons during the same period, drove the remaining declines in product sales compared to the prior year.

Decreases of $4.7 and $9.2 million in product revenues during the three and six months ended December 31, 2012, respectively, were primarily due to same-store product sales decreases of 3.6% and 3.4%, respectively. Decreases in same-store product sales were the result of 7.4% and 6.8% decreases in same-store guest visits, respectively, partly offset by 3.8% and 3.4% increases in average ticket, respectively. The closure of 434 company-owned salons during the twelve months ended December 31, 2012, partly offset by new salons opened during the same period, drove remaining declines in product sales compared to the prior year.

Royalties and Fees

Total franchised locations open at December 31, 2013 were 2,123 as compared to 2,039 at December 31, 2012. Royalties and fees for the three months ended December 31, 2013 were flat to the comparable prior period. The increase of $0.4 million in royalties and fees for the six months ended December 31, 2013 compared to the prior year period was primarily due to the increase in franchised locations.

Total franchised locations open at December 31, 2012 were 2,039, as compared to 2,007, at December 31, 2011. The increases of $0.4 and $0.5 million in royalties and fees, respectively, were primarily due to franchise positive same-store sales and the increase in franchised locations during the twelve months ended December 31, 2012.

Cost of Service

The 160 and 150 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2013, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. The change in expense categorization accounted for 140 basis points of the increases for the three and six months ended December 31, 2013. The remaining increases of 20 and 10 basis points for the three and six months ended December 31, 2013, respectively, were primarily the result of negative leverage from stylist hours caused by same-store service sales declines and increased health care costs, partially offset by cost reductions due to the field reorganization, reduced labor costs associated with lower levels of bonuses and a full commission coupon event that was not repeated this year.

The 300 and 270 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2012, respectively, were primarily due to increased labor costs in our North American Value salons, a result of increased hours, compensating stylists on the gross sales amount during certain coupon events and a new manager bonus program.

Cost of Product

The 70 basis point increase in cost of product as a percent of product revenues during the three months ended December 31, 2013 was primarily due to an increase in retail promotions, partially offset by a vendor volume rebate and reduced sales commissions and bonuses due to lower sales. The 20 basis point decrease in cost of product as a percent of product revenues during the six months ended December 31, 2013 was primarily due to reduced sales commissions and bonuses from lower sales, partly offset by an increase in retail promotions.

The 40 and 130 basis point increases in cost of product as a percent of product revenues during the three and six months ended December 31, 2012, respectively, were primarily a result of inventory write-offs associated with salon locations that closed during the twelve months ended December 31, 2012 and donations associated with Hurricane Sandy. In addition, the basis point increase during the six months ended December 31, 2012, was also due to higher commissions paid to stylists in our North American Value salons as a result of a service and retail combined ticket commission incentive and a shift in mix to promotionally discounted items.

Site Operating Expenses

The 80 and 70 basis point increases in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2013 were primarily due to the change in expense categorization as a result of the field reorganization and negative leverage caused by same-store sales declines. The change in expense categorization accounted for 40 and 50 basis points of the increases in site operating for the three and six months ended December 31, 2013, respectively. Site operating expenses increased (decreased) $0.3 and $(1.2) million for the three and six months ended December 31, 2013, respectively. After considering the prior year change in expense categorization, site operating expense decreased $2.0 and $5.9 million during the three and six months ended December 31, 2013, respectively, primarily as a result of cost savings initiatives to lower utilities and repairs and maintenance expenses, lower travel expense due to the field reorganization, and reduced freight and self-insurance expenses, partly offset by increased salon connectivity costs to support the Company’s new POS system and salon workstations.

The 10 basis point increases in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2012 were primarily due to negative leverage as a result of the decrease in same-store sales. Site operating expenses decreased due to a reduction in advertising expense partly offset by higher charges for salon internet connectivity.

General and Administrative

General and administrative (G&A) decreased $15.6 million, or 240 basis points as a percent of consolidated revenues during the three months ended December 31, 2013 and $27.0 million, or 200 basis points as a percent of consolidated revenues during the six months ended December 31, 2013. These improvements were primarily due to the change in expense categorization as a result of the field reorganization. The change in expense categorization accounted for $7.8 and $15.7 million of the decreases for the three and six months ended December 31, 2013, respectively. The remaining decreases of $7.8 and $11.3 million during the three and six months ended December 31, 2013, respectively, were primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings initiatives and savings from the field reorganization and a favorable deferred compensation adjustment within our Unallocated Corporate segment, partly offset by legal and professional fees associated with the Company's ongoing review of non-core assets. The Company remains focused on simplification to drive further cost efficiencies.

The 90 and 120 basis point decreases in G&A costs as a percent of consolidated revenues during the three and six months ended December 31, 2012 were primarily due to the comparable prior period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy within our Unallocated Corporate segment. In addition, salary expense decreased due to the January 2012 corporate workforce reduction and lower warehouse costs.

Rent

Rent expense decreased $1.4 and $3.9 million during the three and six months ended December 31, 2013 due to salon closures, primarily within our North American Premium segment. The 100 and 90 basis point increases in rent expense as a percent of consolidated revenues for the three and six months ended December 31, 2013, respectively, and the 10 and 40 basis point increases in rent expense as a percent of consolidated revenues for the three and six months ended December 31, 2012, respectively, were due to negative leverage caused by same-store sales declines.

Depreciation and Amortization

The 100 basis point increases in depreciation and amortization (D&A) as a percent of consolidated revenues during the three and six months ended December 31, 2013, were primarily due to increased fixed asset impairment charges recorded in our North American Premium segment, depreciation expense related to the Company’s POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation recorded in our Unallocated Corporate segment and negative leverage caused by same-store sales declines.

The 110 and 140 basis point decreases in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2012 were primarily due to the comparable prior period including $6.3 and $15.0 million, respectively, of accelerated depreciation expense, primarily in our Unallocated Corporate segment, associated with the Company's previously internally developed POS system.

Goodwill Impairment

The Company recorded a goodwill impairment charge of $34.9 million related to the Company's Regis salon concept reporting unit during the three and six months ended December 31, 2013. Because we redefined our operating segments during the quarter, and our performance trends were down, we were required to perform this goodwill assessment. As a result of this non-cash charge, we have no further goodwill on our balance sheet associated with the Regis salon concept (North American Premium). We remain focused on improving the performance of this business as we stabilize and turn around the business. See Notes 1, 8 and 11 to the Condensed Consolidated Financial Statements.

Interest Expense

The decreases of $1.5 and $3.8 million in interest expense for the three and six months ended December 31, 2013, respectively, and $0.6 and $1.1 million in interest expense for the three and six months ended December 31, 2012, respectively, were primarily due to decreased average debt levels as compared to the prior year comparable period.

Interest Income and Other, net

Interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2013 was flat. The 40 basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2012 was primarily due to the prior year comparable period including a favorable legal settlement and the foreign currency impact on the Company's investment in MY Style.

The 340 basis point decrease and 310 basis point increase in interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2013 and 2012, respectively, was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during the six months ended December 31, 2012.

Income Taxes

During the three months ended December 31, 2013 and 2012, the Company recognized tax expense of $72.3 and $1.1 million, respectively, with corresponding effective tax rates of (183.2)% and 40.6%, respectively, and for the six months ended December 31, 2013 and 2012, $72.0 and $4.1 million, respectively, with corresponding effective tax rates of (171.3)% and 10.2%, respectively.

The recorded tax expense and the effective tax rate for the three and six months ended December 31, 2013 were higher than would be expected due primarily to the $83.1 million non-cash charge to establish a valuation allowance against the Company’s United States deferred tax assets and a $34.9 million non-cash goodwill impairment charge which was only partly deductible for tax purposes. The Company's United States deferred tax assets generally expire many years into the future, or have no definite expiration period. On a quarterly basis, the Company is required to assess the likelihood that deferred tax assets will be recovered. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance. During the second quarter of fiscal year 2014, the impacts from strategic initiatives implemented late in fiscal year 2013 were continuing to negatively impact the Company’s financial performance. Accordingly, the Company incurred this non-cash charge to establish a valuation allowance against its United States deferred tax assets. A large portion of the Company’s recent losses related to our turnaround strategy, and have included material discrete charges, mainly non-cash in nature. We believe our business model is sound, our balance sheet is strong and our business continues to generate positive cash flow. We are focused on restoring the Company to sustainable growth and improved profitability. When this occurs, the Company will reverse this allowance. See Notes 1 and 6 to the Condensed Consolidated Financial Statements.

Equity in Income of Affiliated Companies, Net of Income Taxes

The equity in income of affiliated companies of $2.7 and $4.7 million during the three and six months ended December 31, 2013, respectively, was primarily due to the recovery of $2.1 and $3.1 million, respectively, on previously impaired investments in Yamano and the Company’s share of EEG’s net income. See Note 3 to the Condensed Consolidated Financial Statements.

The equity in losses of affiliated companies during the three and six months ended December 31, 2012 of $17.7 and $17.1 million, respectively, were primarily a result of the Company's $17.9 million other than temporary impairment charge recorded on its investment in EEG in the three months ended December 31, 2012.

Income from Discontinued Operations, Net of Income Taxes

During the three and six months ended December 31, 2012, the Company recognized $3.9 and $7.6 million of income, net of taxes from Hair Club operations. See Note 2 to the Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity. We believe these sources of liquidity will be sufficient to sustain operations and to finance strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit or delay our strategic initiatives. There can be no assurance that we will continue to generate cash flows at or above current levels.

As of December 31, 2013, cash and cash equivalents were $339.4 million, with $307.2, $11.2 and $21.0 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of December 31, 2013, the Company had no outstanding borrowings under the facility and had outstanding standby letters of credit under the facility of $2.2 million. Accordingly, unused available credit under the facility at December 31, 2013 was $397.8 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At December 31, 2013, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

We intend to retain excess cash as we continue to execute on the strategic initiatives implemented during the fourth quarter of fiscal year 2013. Once the business stabilizes, excess cash will be directed to its highest and best use to maximize shareholder value.

In addition, while no definitive decision has been made, the Company intends to utilize the proceeds from the Senior Term Notes, along with existing cash and cash equivalents, to settle the $172.5 million of 5.0% convertible senior notes due in July 2014.

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2013, cash provided by operating activities of $49.2 million decreased by $9.7 million compared to the prior comparable period, primarily as a result of the decrease in revenues and operating income and a $3.6 million increase in working capital.

During the six months ended December 31, 2012, cash provided by operating activities of $59.0 million decreased by $3.0 million compared to the prior comparable period, primarily as a result of decreased revenues and increased cost of service and product.

Cash Flows from Investing Activities

During the six months ended December 31, 2013, cash used in investing activities of $18.9 million was primarily for capital expenditures of $23.9 million, partly offset by cash provided from the recovery of $3.1 million on the Company’s previously impaired investments in Yamano and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

During the six months ended December 31, 2012, cash provided by investing activities of $88.0 million was due to the receipt of $103.4 million for the sale of Provalliance and $26.4 million from EEG related to principal payments on outstanding notes and a revolving line of credit, partially offset by cash used for capital expenditures of $43.2 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2013 and 2012, cash provided by (used in) financing activities of $107.8 and $(43.1) million, respectively, were for dividends paid of $6.8 and $6.9 million, respectively, and net borrowings (repayments)

of long-term debt of $114.6 and $(21.3) million, respectively. In addition, during the six months ended December 31, 2012, the Company repurchased $14.9 million of common stock.

Financing Arrangements

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017. Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. All of the outstanding principal is due at maturity.

See Note 9 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2013 and Note 7 of the Notes to Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, was as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease)(1)
December 31, 2013	28.3%	1,140
June 30, 2013	16.9%	(750)
_____________________________
(1)         Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 1,140 basis point increase in the debt to capitalization ratio as of December 31, 2013 compared to June 30, 2013, is primarily due to the issuance of the $120.0 million Senior Term Notes, the $34.9 million non-cash goodwill impairment charge for the Regis salon concept and the $83.1 million non-cash valuation allowance established against the United States deferred tax assets during the six months ended December 31, 2013.

The 750 basis point decrease in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.

Dividends

We paid dividends of $0.12 per share during the six months ended December 31, 2013 and 2012. In December 2013, the Company announced a new capital allocation policy. As a result of this policy, the Board of Directors elected to discontinue declaring regular quarterly dividends.

Share Repurchase Program

There were no share repurchases during the three months ended December 31, 2013. At December 31, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2013.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

For a description of legal proceedings, see Note 7 to the Condensed Consolidated Financial Statements in Part I, Item 1.

Item 1A.  Risk Factors

We have updated the risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2013. The following is not an exclusive list of all risk factors the Company faces. You should consider the risks and uncertainties more fully discussed under Part I, Item 1A, Risk Factors within the Company’s 2013 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.

Significant initiatives implemented and changes in our management and organizational structure may continue to adversely impact our operating results.
Mr. Daniel J. Hanrahan was appointed President and Chief Executive Officer of the Company, effective August 6, 2012. During fiscal year 2013, the Company began executing upon a number of significant strategic initiatives to support and focus on its business strategies to return the Company to sustainable long-term growth and profitability. The Company rolled out a new point-of-sale system and salon workstations in over 95% of its North American salons, restructured the Company’s North American field organization and is standardizing plan-o-grams and eliminating retail products. In addition, the Company’s management is engaged in a strategic review of non-core assets to focus on our core business of operating beauty salons, improving long-term profitability and maximizing shareholder value.
For the three and six months ended December 31, 2013 our operating results were negatively impacted as a result of the strategic changes the Company implemented in the fourth quarter of fiscal year 2013. During the three and six months ended December 31, 2013, our same-store sales declined 6.2% and 5.8% from the comparable prior periods. During the three and six months ended December 31, 2013, we recorded a non-cash goodwill impairment charge of $34.9 million associated with the Regis salon concept and an $83.1 million non-cash valuation allowance established against the United States deferred tax assets. If we are unable to reverse these trends and effectively execute upon these strategic initiatives, our financial results may continue to be negatively affected and we may be required to take future impairment charges. Such impairments could be material to our consolidated balance sheet and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, our Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of December 31, 2013, a total accumulated 7.7 million shares have been repurchased for $241.3 million. At December 31, 2013, $58.7 million remains outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended December 31, 2013.

Item 6.  Exhibits

Exhibit 10(a)(*)	Amended and Restated 2004 Long Term Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on October 11, 2013).

Exhibit 10(b)(*)	Employment Agreement, dated October 21, 2013, between the Company and Carmen Thiede.

Exhibit 10(c)(*)	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain.

Exhibit 10(d)
Purchase Agreement dated November 27, 2013 by and between Regis Corporation and an Initial Purchaser. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 4, 2013).

Exhibit 10(e)
Purchase Agreement dated November 27, 2013 by and between Regis Corporation and an Initial Purchaser. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on December 4, 2013).

Exhibit 10(f)
Purchase Agreement dated November 27, 2013 by and between Regis Corporation and an Initial Purchaser. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on December 4, 2013).

Exhibit 10(g)
Indenture dated November 27, 2013 by and between Regis Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on December 4, 2013).

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
_____________________________

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

REGIS CORPORATION

Date: February 3, 2014	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer