Form 10-Q
period 2014-03-31
REGIS CORP
filed 2014-04-30
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 23, 2014:

Common Stock, $.05 par value	56,676,862
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2014	June 30, 2013
ASSETS
Current assets:
Cash and cash equivalents	$360,800	$200,488
Receivables, net	24,312	33,062
Inventories	143,742	139,607
Deferred income taxes	388	24,145
Income tax receivable	19,113	33,346
Other current assets	55,973	57,898
Total current assets	604,328	488,546

Property and equipment, net	273,168	313,460
Goodwill	423,704	460,885
Other intangibles, net	19,959	21,496
Investment in affiliates	44,995	43,319
Other assets	61,185	62,786

Total assets	$1,427,339	$1,390,492

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$173,828	$173,515
Accounts payable	62,400	66,071
Accrued expenses	138,065	137,226
Total current liabilities	374,293	376,812

Long-term debt and capital lease obligations	120,005	1,255
Other noncurrent liabilities	199,814	155,011
Total liabilities	694,112	533,078
Commitments and contingencies (Note 7)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 56,677,617 and 56,630,926 common shares at March 31, 2014 and June 30, 2013, respectively	2,834	2,832
Additional paid-in capital	336,645	334,266
Accumulated other comprehensive income	19,331	20,556
Retained earnings	374,417	499,760

Total shareholders’ equity	733,227	857,414

Total liabilities and shareholders’ equity	$1,427,339	$1,390,492

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2014 and 2013
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Revenues:
Service	$367,230	$392,149	$1,099,916	$1,173,851
Product	94,309	103,222	278,821	313,742
Royalties and fees	10,022	9,566	29,774	28,869
	471,561	504,937	1,408,511	1,516,462
Operating expenses:
Cost of service	226,344	234,321	674,772	701,114
Cost of product	46,146	53,276	140,631	161,472
Site operating expenses	50,215	53,737	151,260	155,956
General and administrative	43,120	56,800	127,758	168,467
Rent	80,614	80,761	238,788	242,815
Depreciation and amortization	28,343	22,734	76,815	65,334
Goodwill impairment	—	—	34,939	—
Total operating expenses	474,782	501,629	1,444,963	1,495,158

Operating (loss) income	(3,221)	3,308	(36,452)	21,304

Other (expense) income:
Interest expense	(6,299)	(6,356)	(15,956)	(19,834)
Interest income and other, net	261	(62)	1,144	35,151

(Loss) income before income taxes and equity in income (loss) of affiliated companies	(9,259)	(3,110)	(51,264)	36,621

Income taxes	(857)	2,850	(72,812)	(1,221)
Equity in income (loss) of affiliated companies, net of income taxes	23	1,156	4,762	(15,976)

(Loss) income from continuing operations	(10,093)	896	(119,314)	19,424

Income from discontinued operations, net of taxes	609	1,465	609	9,095

Net (loss) income	$(9,484)	$2,361	$(118,705)	$28,519

Net (loss) income per share:
Basic:
(Loss) income from continuing operations	(0.18)	0.02	(2.11)	0.34
Income from discontinued operations	0.01	0.03	0.01	0.16
Net (loss) income per share, basic (1)	$(0.17)	$0.04	$(2.10)	$0.50
Diluted:
(Loss) income from continuing operations	(0.18)	0.02	(2.11)	0.34
Income from discontinued operations	0.01	0.03	0.01	0.16
Net (loss) income per share, diluted (1)	$(0.17)	$0.04	$(2.10)	$0.50

Weighted average common and common equivalent shares outstanding:
Basic	56,473	56,345	56,450	56,816
Diluted	56,473	56,500	56,450	56,928

Cash dividends declared per common share	$—	$0.06	$0.12	$0.18

__________________________
(1)            Total is a recalculation; line items calculated individually may not sum to total.
 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Nine Months Ended March 31, 2014 and 2013
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
Net (loss) income	$(9,484)	$2,361	$(118,705)	$28,519
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(2,208)	(4,259)	(1,225)	601
Reclassification adjustments for gains included in net (loss) income (Note 1)	—	—	—	(33,842)
Net current period foreign currency translation adjustments	(2,208)	(4,259)	(1,225)	(33,241)
Change in fair market value of financial instruments designated as cash flow hedges	—	—	—	(23)
Other comprehensive loss	(2,208)	(4,259)	(1,225)	(33,264)
Comprehensive loss	$(11,692)	$(1,898)	$(119,930)	$(4,745)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2014 and 2013
(Dollars in thousands)

	Nine Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(118,705)	$28,519
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	61,540	60,788
Equity in (income) loss of affiliated companies	(4,762)	15,348
Deferred income taxes	68,669	14,855
Salon asset impairment	15,275	5,035
Loss on write down of inventories	854	—
Goodwill impairment	34,939	—
Accumulated other comprehensive income reclassification adjustments (Note 1)	—	(33,842)
Stock-based compensation	4,899	4,723
Amortization of debt discount and financing costs	6,027	5,336
Other non-cash items affecting earnings	177	1,500
Changes in operating assets and liabilities, excluding the effects of acquisitions	14,801	(20,522)
Net cash provided by operating activities	83,714	81,740

Cash flows from investing activities:
Capital expenditures	(34,977)	(72,554)
Asset acquisitions, net of cash acquired and proceeds from sale of assets	(1)	220
Proceeds from loans and investments	5,056	131,054
Restricted cash used to collateralize insurance reserves	—	(24,500)
Net cash (used in) provided by investing activities	(29,922)	34,220

Cash flows from financing activities:
Borrowings on revolving credit facilities	—	5,200
Payments on revolving credit facilities	—	(5,200)
Proceeds from issuance of long-term debt, net of fees	118,058	—
Repayments of long-term debt and capital lease obligations	(5,234)	(22,985)
Repurchase of common stock	—	(14,868)
Dividends paid	(6,793)	(10,310)
Net cash provided by (used in) financing activities	106,031	(48,163)

Effect of exchange rate changes on cash and cash equivalents	489	569

Increase in cash and cash equivalents	160,312	68,366

Cash and cash equivalents:
Beginning of period	200,488	111,943
End of period	$360,800	$180,309

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2014 and for the three and nine months ended March 31, 2014 and 2013, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2014 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and nine months ended March 31, 2014, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs), and performance share units (PSUs). There were no significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity granted is as follows:

	For the Periods Ended March 31, 2014
	Three Months	Nine Months
Restricted stock units	10,169	360,252
Equity-based stock appreciation rights	—	469,482
Performance share units	—	304,550

Total compensation cost for stock-based payment arrangements totaled $1.3 and $1.4 million for the three months ended March 31, 2014 and 2013, respectively, and $4.9 and $4.7 million for the nine months ended March 31, 2014 and 2013, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:

The Company assesses the impairment of long-lived assets when events or changes in circumstances indicate that the carrying value of the assets or the asset grouping may not be recoverable. Impairment is evaluated based on the sum of undiscounted estimated cash flows expected to result from the use of long-lived assets that do not recover their carrying values. If the undiscounted estimated future cash flows are less than the carrying value of the asset, the Company calculates an impairment charge based on the asset's estimated fair value. The fair value of the long-lived asset is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. During the three and nine months ended March 31, 2014 and 2013, the Company recorded non-cash impairment charges primarily as a result of continued negative same-store sales.

A summary of these impairment charges is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
North American Value	$5,919	$1,056	$9,105	$3,172
North American Premium	1,626	539	4,625	1,617
International	1,377	81	1,545	246
Total	$8,922	$1,676	$15,275	$5,035

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of identifiable net assets acquired. Goodwill is tested for impairment annually during the Company’s fourth fiscal quarter or at the time of a triggering event.

The Company concluded there were no triggering events requiring an interim goodwill impairment test during the three months ended March 31, 2014. In addition, the Company's fair value, as determined by the sum of its reporting units’ fair values, reconciled to within a reasonable range of the Company’s market capitalization as of March 31, 2014, which included an assumed control premium of 30.0%. Accordingly, the fair value of the North American Value reporting unit, the only unit with goodwill at March 31, 2014, continues to exceed its carrying value by greater than 20.0%.

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

Second, the Regis and Promenade salon concepts reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test. The disruptive impact of strategic initiatives announced in the fourth quarter of fiscal year 2013 on the first two fiscal quarters of 2014 was greater than anticipated.

Pursuant to the change in operating segments and the lower than projected same-store sales, during the second quarter of fiscal year 2014, the Company performed interim goodwill impairment tests on its Regis and Promenade salon concept reporting units. The impairment tests resulted in a $34.9 million non-cash goodwill impairment charge on the Regis salon concept reporting unit and no impairment on the Promenade salon concept, as its estimated fair value exceeded its carrying value by approximately 12.0%. The Company considered the negative impact of the fourth quarter fiscal year 2013 strategic initiatives on the results of the remaining reporting units and determined their fair values were significantly greater than their carrying values at December 31, 2013 and therefore did not perform interim goodwill impairment tests on these remaining reporting units.

In connection with the change in operating segment structure, the Company changed its North American reporting units from five reporting units: SmartStyle, Supercuts, MasterCuts, Regis and Promenade, to two reporting units: North American Value and North American Premium. Subsequent to the interim impairment test of goodwill, the Company compared the carrying value, including goodwill, of the reporting units under the new reporting unit structure to their estimated fair values. The fair value of the North American Value reporting unit exceeded its carrying value by greater than 20.0%. The North American Premium reporting unit does not have any goodwill, as it was fully impaired as of December 31, 2013. Based on the changes to the Company's operating segment structure, goodwill was reallocated to the new reporting units at December 31, 2013 and June 30, 2013.

Income Taxes:

As of March 31, 2014, after excluding certain deferred tax liabilities related to assets with indefinite lives, the Company had net deferred tax assets of $89.5 million, which generally expire many years into the future or have no definite expiration period. On a quarterly basis, the Company is required to assess the realizability of deferred tax assets. Realization of deferred tax assets is ultimately dependent upon future taxable income. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.

During the second quarter of fiscal year 2014, the impacts from strategic initiatives implemented late in fiscal year 2013 continued to negatively impact the Company’s financial performance. Accordingly, the Company incurred a non-cash charge of $83.1 million to establish a valuation allowance against its United States (U.S.) deferred tax assets.

During the third quarter of fiscal year 2014, the Company incurred a non-cash charge of $1.3 million to establish a valuation allowance against its United Kingdom (U.K.) deferred tax assets. The primary reason for this charge was the U.K. operations reported cumulative pretax losses for the twelve consecutive quarters ended March 31, 2014.

A summary of the activity for the deferred tax asset valuation allowance is as follows:

For the Nine Months Ended March 31, 2014
(Dollars in thousands)
Balance, September 30, 2013	$—
U.S. deferred tax asset valuation allowance	83,140
Balance, December 31, 2013	83,140
U.K. deferred tax asset valuation allowance	1,251
Changes in deferred tax asset valuation allowance	2,750
Balance, March 31, 2014	$87,141

The Company will continue to assess the ability to realize its deferred tax assets on a quarterly basis, and will reverse the valuation allowance and record a tax benefit when the Company generates sustainable pretax earnings.

Foreign Currency Translation:

During the nine months ended March 31, 2013, the Company completed the sale of its investment in Provalliance and subsequently liquidated all foreign entities with Euro denominated operations. As a result, the Company recognized a net $33.8 million foreign currency translation gain within interest income and other, net in the unaudited Condensed Consolidated Statement of Operations for amounts previously classified within accumulated other comprehensive income.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board (FASB) updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.

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

Hair Restoration Centers

On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. At the closing of the sale, the Company received $162.8 million, which was the purchase price of $163.5 million adjusted for the preliminary working capital provision. During the nine months ended March 31, 2014, the Company collected $3.0 million of cash recorded as a receivable as of June 30, 2013, of which $2.0 million was a result of the final working capital provision, resulting in a final purchase price of $164.8 million, and $1.0 million was excess cash from the transaction completion date.

The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the unaudited Condensed Consolidated Statement of Operations.

The following summarizes the results of operations of the discontinued Hair Club operations:

	For the Periods Ended March 31, 2013
	Three Months	Nine Months
	(Dollars in thousands)
Revenues	$38,424	$115,604
Income from discontinued operations, before income taxes	2,247	14,113
Income tax provision on discontinued operations	(956)	(5,632)
Equity in income of affiliated companies, net of income taxes	174	614
Income from discontinued operations, net of income taxes	$1,465	$9,095

Income taxes have been allocated to continuing and discontinued operations based on the methodology required by interim reporting and accounting for income taxes guidance. Depreciation and amortization ceased during the three months ended September 30, 2012 in accordance with accounting for discontinued operations.

Trade Secret

On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation. During the three and nine months ended March 31, 2014, the Company recorded a $0.6 million tax benefit in discontinued operations related to the release of tax reserves associated with the disposition of Trade Secret.

3.	INVESTMENT IN AFFILIATES:

Investment in affiliates

The table below presents the carrying amount of investments in affiliates:

	March 31, 2014	June 30, 2013
	(Dollars in thousands)
Empire Education Group, Inc. (1)	$44,783	$43,098
MY Style	212	221
	$44,995	$43,319
 _____________________________

(1)
The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. The Company accounts for EEG as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors.

Empire Education Group, Inc.

During the three months ended March 31, 2014 and 2013, the Company recorded $0.0 and $1.2 million, respectively, of equity earnings related to its investment in Empire Education Group, Inc. (EEG). During the nine months ended March 31, 2014 and 2013, the Company recorded $1.7 and $1.3 million, respectively, of equity earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

During the nine months ended March 31, 2013, the Company recorded an other than temporary impairment charge on its investment in EEG of $17.9 million. This non-cash charge was the result of EEG updating its financial projections for future periods to reflect declining enrollment, revenue and profitability in the for-profit secondary educational market during the nine months ended March 31, 2013.

Based on the Company’s fiscal year 2013 assessment of the carrying value of its investment in EEG, the Company’s estimate of EEG’s fair value exceeds carrying value by approximately 5 percent. The Company continues to monitor EEG’s performance and trends in the for-profit secondary educational market to assess the carrying value of its investment. In the event EEG's performance or trends change unfavorably, EEG could be required to impair its goodwill. As of March 31, 2014, the Company’s share of EEG’s goodwill balance is approximately $16 million.

MY Style

During the nine months ended March 31, 2014, the Company recovered $3.1 million on its previously impaired investments in MY Style’s parent company, Yamano Holding Corporation (Yamano), reported in equity in income (loss) of affiliated companies on the unaudited Condensed Consolidated Statement of Operations. During fiscal year 2011, the Company had estimated the fair values of the Yamano Class A and Class B Preferred Stock to be negligible and recorded an other than temporary non-cash impairment.

4.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s diluted earnings per share will also reflect the assumed conversion under the Company’s convertible debt if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

Net (loss) income from continuing operations available to common shareholders and net (loss) income from continuing operations for diluted earnings per share under the if-converted method was the same for all periods presented.

Impacting the net (loss) income from continuing operations were certain errors related to prior periods that were recorded during the first quarter of fiscal year 2014. The errors related to an overstatement of inventory and self-insurance accruals and an understatement of cash in prior periods. Because these errors were not material to the Company’s consolidated financial statements for any prior periods or the first quarter of fiscal year 2014, the Company recorded a cumulative adjustment to correct the errors during the first quarter of fiscal year 2014.

The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	For the Periods Ended March 31,
	Three Months		Nine Months
	2014	2013	2014	2013
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,473	56,345	56,450	56,816
Effect of dilutive securities:
Dilutive effect of stock-based compensation (1)	—	155	—	112
Weighted average shares for diluted earnings per share	56,473	56,500	56,450	56,928
_____________________________

(1)
For the three and nine months ended March 31, 2014, 142,536 and 124,189 common stock equivalents of potentially dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,936,388 and 1,514,325 of stock-based awards during the three months ended March 31, 2014 and 2013, respectively, and 1,712,855 and 1,619,322 of stock-based awards during the nine months ended March 31, 2014 and 2013, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution, also excluded 11,316,328 and 11,267,057 of shares from convertible debt as they were not dilutive for the three months ended March 31, 2014 and 2013, respectively, and 11,304,707 and 11,253,490 as they were not dilutive for the nine months ended March 31, 2014 and 2013, respectively.

5.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $2.4 million increase in additional paid-in capital during the nine months ended March 31, 2014 was primarily due to stock-based compensation, partly offset by the tax impact of vested and distributed RSAs and RSUs and the expiration of unexercised stock options and stock appreciation rights.

6.	INCOME TAXES:

During the three and nine months ended March 31, 2014, the Company recognized tax expense of $(0.9) and $(72.8) million, respectively, with corresponding effective tax rates of (9.3)% and (142.0)%. During the three and nine months ended March 31, 2013, the Company recognized tax benefit (expense) of $2.9 and $(1.2) million, respectively, with corresponding effective tax rates of 91.6% and 3.3%.

The recorded tax expense and effective tax rate for the three months ended March 31, 2014 are different than what would normally be expected due to the effect of the non-cash valuation allowance established against the Company’s deferred tax assets. The recorded tax benefit and effective tax rate for the three months ended March 31, 2013 were higher than would be expected due to the benefit recorded for Work Opportunity Tax Credits.

The recorded tax expense and effective tax rate for the nine months ended March 31, 2014 are higher than what would normally be expected due to the effect of the non-cash valuation allowance established against the Company’s deferred tax assets and the tax effect of the second quarter non-cash goodwill impairment charge which was only partly deductible for income tax purposes. The recorded tax expense and effective tax rate for the nine months ended March 31, 2013 were lower than would be expected due to the recognition of a $33.8 million foreign currency translation gain which was primarily non-taxable.

The Company’s United States federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. All earlier tax years are closed to examination. The Internal Revenue Service (IRS) has identified certain issues that may result in audit adjustments. The Company is reviewing the issues identified to date. Resolution of these issues is not expected to have a material impact on the Company’s financial statements. For state tax audits, the statute of limitations generally runs three to four years resulting in a number of returns being open for tax audits dating back to fiscal year 2009. The Company is currently under audit in a number of states in which the statute of limitations has been extended for fiscal years 2007 and forward.

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

In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued. The report indicates the Special Litigation Committee will request the court dismiss the shareholder derivative action.

The exposure to loss related to the Company’s discontinued Trade Secret salon concept is the guarantee of certain operating leases that have future minimum rents. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

As described in Note 6, the Company is currently addressing certain issues that have resulted from the IRS' audit of fiscal 2010 and 2011.

8.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	March 31, 2014			June 30, 2013
	Gross Carrying Value	Accumulated Impairment (1)	Net (2)	Gross Carrying Value	Accumulated Impairment	Net
	(Dollars in thousands)
Goodwill	$677,365	$(253,661)	$423,704	$679,607	$(218,722)	$460,885
_____________________________
(1) The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (3)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014 (4)	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2) Remaining net goodwill relates to the Company’s North American Value reporting unit.
(3) See Notes 1 and 11 to the unaudited Condensed Consolidated Financial Statements.
(4) See Note 1 to the unaudited Condensed Consolidated Financial Statements.

The table below presents other intangible assets:

	March 31, 2014			June 30, 2013
	Cost	Accumulated Amortization (1)	Net	Cost	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,994	$(3,357)	$5,637	$9,310	$(3,226)	$6,084
Franchise agreements	10,824	(6,924)	3,900	11,187	(6,839)	4,348
Lease intangibles	14,732	(7,117)	7,615	14,754	(6,582)	8,172
Non-compete agreements	191	(164)	27	201	(147)	54
Other	4,815	(2,035)	2,780	4,614	(1,776)	2,838
	$39,556	$(19,597)	$19,959	$40,066	$(18,570)	$21,496
_____________________________

(1)
Balance sheet accounts are converted at the applicable exchange rates effective as of the reported balance sheet dates, while income statement accounts are converted at the average exchange rates for the year-to-date periods presented.

9.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	March 31, 2014	June 30, 2013
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$170,751	$166,454
Senior term notes	2018	5.75	120,000	—
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	3,082	8,316
			293,833	174,770
Less current portion			(173,828)	(173,515)
Long-term portion			$120,005	$1,255

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. The notes are unsecured, senior obligations of the Company and interest is payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. As of March 31, 2014, the conversion rate was 65.6019 shares of the Company’s common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.24 per share of the Company’s common stock. Interest expense related to the 5.0% contractual interest coupon was $2.2 and $6.5 million for both the three and nine months ended March 31, 2014 and 2013, respectively. During the three and nine months ended March 31, 2014, interest expense related to the amortization of the debt discount was $1.4 and $4.3 million, respectively. During the three and nine months ended March 31, 2013, interest expense related to the amortization of the debt discount was $1.3 and $3.9 million, respectively.

In April 2014, the Company notified the holders of its outstanding convertible senior notes due July 2014, of its election to settle the notes through the use of a combination of cash and shares of the Company’s common stock. The Company will settle these notes in cash up to a maximum conversion price of $16.23 per share of the Company’s common stock, or approximately $183.7 million. The Company will utilize shares of common stock, if necessary, to settle remaining obligations in excess of the $16.23 per share conversion price.

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

Revolving Credit Facility

As of March 31, 2014 and June 30, 2013, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.0 and $2.2 million at March 31, 2014 and June 30, 2013, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at March 31, 2014 and June 30, 2013 was $398.0 and $397.8 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of March 31, 2014, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and debt. The fair value of cash, cash equivalents, receivables and accounts payable approximated their carrying values as of March 31, 2014 and June 30, 2013. As of March 31, 2014, the estimated fair value and carrying value of debt was $306.1 and $293.8 million, respectively. As of June 30, 2013, the fair value of debt approximated its carrying value.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. These assets' fair values are considered Level 3. During the nine months ended March 31, 2014, goodwill of the Regis salon concept reporting unit with a carrying value of $34.9 million was written down to its implied fair value of zero, resulting in a non-cash impairment charge of $34.9 million. The Company calculated the estimated fair value of the Regis salon concept reporting unit based on discounted future cash flows that utilized estimates in annual revenues, cost of service and product rates, fixed expense rates, allocated corporate overhead, long-term growth rates for determining terminal value, discount rate based on the weighted average cost of capital and comparative market multiples. See Notes 1 and 8 to the unaudited Condensed Consolidated Financial Statements.

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

The North American Value reportable operating segment is comprised of 8,289 company-owned and franchised salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.

The North American Premium reportable operating segment is comprised of 813 company-owned salons primarily in mall-based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.

The International reportable operating segment is comprised of 358 company-owned salons located in malls, department stores, and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.

Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information shown in the following table and elsewhere in this filing reflects this change.

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues (1):
North American Value	$358,788	$382,666	$1,066,116	$1,139,586
North American Premium	82,878	93,145	251,862	283,509
International	29,895	29,126	90,533	93,367
	$471,561	$504,937	$1,408,511	$1,516,462
Operating (loss) income (1):
North American Value	$29,989	$36,440	$86,826	$110,457
North American Premium (2)	(3,853)	(4,428)	(44,001)	(9,265)
International	(3,109)	(213)	(2,871)	442
Total segment operating (loss) income	23,027	31,799	39,954	101,634
Unallocated Corporate	(26,248)	(28,491)	(76,406)	(80,330)
Operating (loss) income (1)	$(3,221)	$3,308	$(36,452)	$21,304
_____________________________

(1)	See Note 2 to the unaudited Condensed Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as a discontinued operation.

(2)
The nine months ended March 31, 2014 includes a non-cash goodwill impairment charge of $34.9 million for the Regis salon concept reporting unit. See Notes 1 and 8 to the unaudited Condensed Consolidated Financial Statements.

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

As of March 31, 2014, we owned, franchised or held ownership interests in 9,679 worldwide locations. Our locations consisted of 9,460 system-wide North American and International salons, and 219 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2014, we had approximately 50,000 corporate employees worldwide.

CRITICAL ACCOUNTING POLICIES

The interim unaudited Condensed Consolidated Financial Statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the interim unaudited Condensed Consolidated Financial Statements, we are required to make various judgments, estimates and assumptions that could have a significant impact on the results reported in the interim unaudited Condensed Consolidated Financial Statements. We base these estimates on historical experience and other assumptions believed to be reasonable under the circumstances. Estimates are considered to be critical if they meet both of the following criteria: (1) the estimate requires assumptions about material matters that are uncertain at the time the accounting estimates are made, and (2) other materially different estimates could have been reasonably made or material changes in the estimates are reasonably likely to occur from period to period. Changes in these estimates could have a material effect on our interim unaudited Condensed Consolidated Financial Statements.

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2013 Annual Report on Form 10-K, as well as Note 1 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investment in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2013 Annual Report on Form 10-K.

See discussion of potential impairment of a portion or all of the carrying value of our investment in EEG within Note 3, respectively, to the unaudited Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Beginning with the period ended September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. All comparable periods reflect Hair Restoration Centers as a discontinued operation. Explanations are primarily for North American Value, unless otherwise noted. Discontinued operations are discussed at the end of this section.

Beginning in the first quarter of fiscal year 2014, costs associated with field leaders, excluding salons within the North American Premium segment, that were previously recorded within General and Administrative expense are now categorized within Cost of Service and Site Operating expense as a result of the field reorganization that took place in the fourth quarter of fiscal year 2013. Previously, field leaders did not work on the salon floor daily. As reorganized, field leaders now spend most of their time on the salon floor leading and mentoring stylists, and serving guests. Accordingly, field leader costs, including their labor and travel costs, now directly arise from the management of salon operations. As a result, district and senior district leader labor costs are reported within Cost of Service rather than General and Administrative expenses, and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses. This expense classification does not have a financial impact on the Company’s reported operating income (loss), reported net income (loss) or cash flows from operations.

Beginning in the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business subsequent to the restructuring of its North American field organization that took place in the fourth quarter of fiscal year 2013 and was completed during the second quarter of fiscal year 2014. See Notes 1 and 11 to the unaudited Condensed Consolidated Financial Statements.

Recent Developments

During the fourth quarter of fiscal year 2013, the Company made significant investments in strategies to turn around its business and drive improved long-term sustainable revenue and profitability growth. These initiatives included rolling out a new point-of-sale (POS) system and salon workstations in our North American salons, restructuring our North American field organization and standardizing plan-o-grams and reducing our retail product assortment. However, as a result of these transformational changes, the Company’s financial performance during the three and nine months ended March 31, 2014 was negatively impacted.

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

As a result of this new strategy, the Company intends to retain excess cash during its ongoing turnaround efforts and focus primarily on growing the number of franchised locations and expanding company-owned locations primarily through its partnership with Walmart.

In addition, in April 2014, the Company notified the holders of its outstanding convertible senior notes due July 2014, of its election to settle the notes through the use of a combination of cash and shares of the Company’s common stock. The Company will settle these notes in cash up to a maximum conversion price of $16.23 per share of the Company’s common stock, or approximately $183.7 million. The Company will utilize shares of common stock, if necessary, to settle remaining obligations in excess of the $16.23 per share conversion price.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Periods Ended March 31,
	Three Months						Nine Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
	($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)		($ in millions)		% of Total Revenues		Basis Point Increase (Decrease)
Service revenues	$367.2	$392.1	77.9%	77.7%	20	60	$1,099.9	$1,173.9	78.1%	77.4%	70	10
Product revenues	94.3	103.2	20.0	20.4	(40)	(70)	278.8	313.7	19.8	20.7	(90)	(20)
Franchise royalties and fees	10.0	9.6	2.1	1.9	20	10	29.8	28.9	2.1	1.9	20	10

Cost of service (1)	226.3	234.3	61.6	59.8	180	180	674.8	701.1	61.3	59.7	160	240
Cost of product (2)	46.1	53.3	48.9	51.6	(270)	130	140.6	161.5	50.4	51.5	(110)	140
Site operating expenses	50.2	53.7	10.6	10.6	—	110	151.3	156.0	10.7	10.3	40	40
General and administrative	43.1	56.8	9.1	11.2	(210)	—	127.8	168.5	9.1	11.1	(200)	(70)
Rent	80.6	80.8	17.1	16.0	110	70	238.8	242.8	17.0	16.0	100	50
Depreciation and amortization	28.3	22.7	6.0	4.5	150	10	76.8	65.3	5.5	4.3	120	(90)
Goodwill impairment	—	—	—	—	—	—	34.9	—	2.5	—	250	—

Interest expense	6.3	6.4	1.3	1.3	—	—	16.0	19.8	1.1	1.3	(20)	—
Interest income and other, net	0.3	(0.1)	0.1	—	10	—	1.1	35.2	0.1	2.3	(220)	200

Income taxes (3)	(0.9)	2.9	9.3	91.6	N/A	N/A	(72.8)	(1.2)	142.0	3.3	N/A	N/A
Equity in income (loss) of affiliated companies, net of income taxes	—	1.2	—	0.2	(20)	300	4.8	(16.0)	0.3	(1.1)	140	(70)

Income from discontinued operations, net of taxes	0.6	1.5	0.1	0.3	(20)	(20)	0.6	9.1	—	0.6	(60)	460
_____________________________
(1) Computed as a percent of service revenues and excludes depreciation and amortization expense.
(2)       Computed as a percent of product revenues and excludes depreciation and amortization expense.
(3)       Computed as a percent of (loss) income from continuing operations before income taxes and equity in income (loss) of affiliated companies. The income tax expense basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
	(Dollars in thousands)
North American Value salons:
SmartStyle	$126,607	$132,561	$362,866	$382,928
Supercuts	84,609	85,674	254,178	257,851
MasterCuts	32,379	36,497	96,840	112,032
Promenade	115,193	127,934	352,232	386,775
Total North American Value salons	358,788	382,666	1,066,116	1,139,586
North American Premium salons	82,878	93,145	251,862	283,509
International salons	29,895	29,126	90,533	93,367
Consolidated revenues	$471,561	$504,937	$1,408,511	$1,516,462
Percent change from prior year	(6.6)%	(5.8)%	(7.1)%	(4.8)%
Salon same-store sales decrease (1)	(5.7)%	(1.4)%	(5.8)%	(2.1)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2014	2013	2014	2013
Same-store sales	(5.7)%	(1.4)%	(5.8)%	(2.1)%
Closed salons	(2.3)	(3.3)	(2.7)	(3.2)
New stores and conversions	0.7	1.2	0.8	1.3
Other	0.7	(2.3)	0.6	(0.8)
	(6.6)%	(5.8)%	(7.1)%	(4.8)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2014	2013	2014	2013
SmartStyle	(6.1)%	0.3%	(6.5)%	(1.1)%
Supercuts	(0.7)	0.7	(1.4)	0.7
MasterCuts	(8.7)	(4.7)	(10.3)	(4.4)
Promenade	(6.6)	(1.7)	(6.2)	(2.6)
North American Value same-store sales	(5.4)	(0.8)	(5.7)	(1.6)
North American Premium same-store sales	(8.1)	(2.7)	(7.2)	(3.2)
International same-store sales	(1.1)	(4.3)	(1.2)	(5.2)
Consolidated same-store sales	(5.7)%	(1.4)%	(5.8)%	(2.1)%

The same-store sales decreases of 5.7% and 5.8% during the three and nine months ended March 31, 2014, respectively, were due to decreases of 6.7% and 7.1%, respectively, in guest visits, partly offset by increases of 1.0% and 1.3%, respectively, in average ticket. The Company constructed (net of relocations) and closed 117 and 312 company-owned salons, respectively, during the twelve months ended March 31, 2014. The other increases of 0.7% and 0.6% during the three and nine months ended March 31, 2014, respectively, were primarily due to one additional sales day as a result of the shift in the Easter holiday to April in 2014 from March in 2013.

The same-store sales decreases of 1.4% and 2.1% during the three and nine months ended March 31, 2013, respectively, were due to a decreases of 2.4% and 2.7%, respectively, in guest visits, partly offset by increases of 1.0% and 0.6%, respectively, in average ticket. The Company acquired five salons (including four franchise salon buybacks) during the twelve months ended March 31, 2013. The Company constructed (net of relocations) and closed 183 and 413 company-owned salons, respectively, during the twelve months ended March 31, 2013. The other decreases of 2.3% and 0.8%, respectively, during the three and nine months ended March 31, 2013, were due to two fewer sales days as salons were closed on the Easter holiday that shifted to March in 2013 from April in 2012 and the comparable prior period including an additional day due to leap year.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $24.9 and $73.9 million in service revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to same-store service sales decreases of 4.9% and 4.5%, respectively. Decreases in same-store service sales were primarily the result of 5.7% and 6.0% decreases in same-store guest visits, respectively, partly offset by 0.8% and 1.5% increases in average ticket, respectively, during the three and nine months ended March 31, 2014. The closure of 312 company-owned salons during the twelve months ended March 31, 2014, partly offset by the construction (net of relocations) of 117 salons during the same period, drove the remaining declines in service sales compared to the prior year.

Decreases of $20.8 and $58.2 million in service revenues during the three and nine months ended March 31, 2013, respectively, were primarily due the closure of 413 company-owned salons during the twelve months ended March 31, 2013 and same-store service sales decreases of 0.3% and 1.6%, respectively. Decreases in same-store service sales were primarily the result of 1.6% and 2.0% decreases in same-store guest visits, respectively, partly offset by 1.3% and 0.4% increases in average ticket, respectively, during the three and nine months ended March 31, 2013. Also contributing to the declines in service revenues compared to the prior year were two fewer sales days versus the comparable prior periods, partly offset by the construction (net of relocations) of 183 salons during the twelve months ended March 31, 2013.

Product Revenues

Decreases of $8.9 and $34.9 million in product revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to same-store product sales decreases of 8.9% and 10.9%, respectively. Decreases in same-store product sales were primarily the result of 14.0% and 14.7% decreases in same-store guest visits, respectively, partly offset by 5.1% and 3.8% increases in average ticket, respectively. The closure of 312 company-owned salons during the twelve months ended March 31, 2014, partly offset by the construction (net of relocations) of 117 salons during the same period, drove the remaining declines in product sales compared to the prior year.

Decreases of $9.9 and $19.1 million in product revenues during the three and nine months ended March 31, 2013, respectively, were primarily due to the closure of 413 company-owned salons during the twelve months ended March 31, 2013 and same-store product sales decreases of 5.2% and 4.0%, respectively. Decreases in same-store product sales were primarily the result of 7.5% and 6.9% decreases in same-store guest visits, respectively, partly offset by 2.3% and 2.9% increases in average ticket, respectively. Partly offset the decreases in product revenues as compared to the prior year were sales from the construction (net of relocations) of 183 salons during the twelve months ended March 31, 2013.

Royalties and Fees

Total franchised locations open at March 31, 2014 were 2,143 as compared to 2,060 at March 31, 2013. Increases of $0.5 and $0.9 million in royalties and fees for the three and nine months ended March 31, 2014, respectively compared to the prior year period were primarily due to same-store sales increases at franchise locations and the increase in franchise locations.

Total franchise locations open at March 31, 2013 were 2,060, as compared to 2,015 at March 31, 2012. The decrease of $0.2 million in royalties and fees for the three months ended March 31, 2013 compared to the prior year period was primarily due to the strengthening of the United States dollar against the Canadian dollar, partly offset by franchise positive same-store sales and the increase in franchise locations during the twelve months ended March 31, 2013. The increase of $0.3 million in royalties and fees for the nine months ended March 31, 2013 compared to the prior year period was primarily due to same-store sales increases at franchise locations and the increase in franchise locations.

 Cost of Service

The 180 and 160 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. The change in expense categorization accounted for 130 and 140 basis points of the increases for the three and nine months ended March 31, 2014. The remaining increases of 50 and 20 basis points for the three and nine months ended March 31, 2014, respectively, were primarily the result of negative leverage from stylist hours caused by a decline in same-store service sales and increased stylists wages, partly offset by cost reductions due to the field reorganization and reduced labor costs associated with lower levels of bonuses. Partly offsetting the basis point increase during the three months ended March 31, 2014 were lower health care costs. Also contributing to the increase for the nine months ended March 31, 2014 was an increase in health care costs, partly offset by a full commission coupon event that was not repeated this year.

The 180 and 240 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2013, respectively, were primarily due to increased labor costs in our North American Value salons, a result of increased stylist hours to drive traffic, increased health insurance costs, a new manager bonus program and stylist compensation on gross sales during certain coupon events. Also contributing to increases in labor costs was holiday pay due to the shift of the Easter holiday from April in 2012 to March in 2013.

Cost of Product

The 270 basis point decrease in cost of product as a percent of product revenues during the three months ended March 31, 2014 was primarily due to a favorable shift in vendor mix, a change in promotional activities, the lapping of clearance sales offered in the prior year in anticipation of the Company standardizing plan-o-grams and reducing its retail product assortment and reduced sales commissions. The 110 basis point decrease in cost of product as a percent of product revenues during the nine months ended March 31, 2014 was primarily due to reduced sales commissions and bonuses from lower sales.

The 130 and 140 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2013, respectively, were primarily a result of clearance sales in our North American Value and Premium segments. The Company decided to mark down select products in anticipation of standardizing plan-o-grams and reducing its retail product assortment in fiscal year 2014. The 130 basis point increase during the three months was partly offset by the reduction in commissions paid to new employees. The 140 basis point increase during the nine months also included donations associated with Hurricane Sandy and higher commissions paid to stylists in the North American Value salons as a result of a service and retail combined ticket commission incentive, partly offset by the reduction in commissions paid to new employees.

Site Operating Expenses

Site operating expenses decreased $3.5 and $4.7 million for the three and nine months ended March 31, 2014, respectively. After considering the prior year change in expense categorization, site operating expense decreased $5.8 and $11.8 million during the three and nine months ended March 31, 2014, respectively, primarily as a result of cost savings initiatives to lower utilities and repairs and maintenance expenses, lower travel expense due to the field reorganization, reduced freight and self-insurance expenses, and reduced marketing expenses, partly offset by increased salon connectivity costs to support the Company’s new POS system and salon workstations. The change in basis points during the three and nine months ended March 31, 2014 were negatively impacted from negative leverage as a result of declines in same-store sales.

The 110 basis point increase in site operating expenses during the three months ended March 31, 2013 was primarily a result of increases in salon connectivity expense to support the Company’s new point-of-sale system and salon work stations, advertising costs and higher salon repairs and maintenance expense within our North American Value and Premium segments.

The $1.1 million reduction in site operating expense during the nine months ended March 31, 2013 was primarily a result of a reduction in advertising costs, utilities expense and janitorial expense, partly offset by increases in salon connectivity expense and higher salon repairs and maintenance expense within our North American Value and Premium segments.

General and Administrative

General and administrative (G&A) decreased $13.7 million, or 210 basis points as a percent of consolidated revenues during the three months ended March 31, 2014 and $40.7 million, or 200 basis points as a percent of consolidated revenues during the nine months ended March 31, 2014. These improvements were primarily due to the change in expense categorization as a result of the field reorganization. The change in expense categorization accounted for $7.8 and $23.5 million of the decreases for the three and nine months ended March 31, 2014, respectively. The remaining decreases of $5.9 and $17.2 million during the three and nine months ended March 31, 2014, respectively, were primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings from various initiatives and the field reorganization, and reduced health insurance costs, partly offset by legal and professional fees associated with the Company's ongoing review of non-core assets. Also contributing to the decrease during the nine months ended March 31, 2014 was a favorable deferred compensation adjustment within our Unallocated Corporate segment. The Company remains focused on simplification to drive further cost efficiencies.

G&A as a percent of consolidated revenues during the three months ended March 31, 2013 were consistent with the comparable prior period as the Company began to lap significant cost reductions made in the comparable prior period when the Company implemented its senior management restructuring and corporate workforce headcount reduction.

The 70 basis point improvement in G&A as a percent of consolidated revenues during the nine months ended March 31, 2013 was primarily due to the prior year comparable period including costs associated with the Company’s senior management restructuring and professional fees incurred in connection with the contested proxy. In addition, salary expense decreased due to the January 2012 reduction in corporate headcount and lower warehouse costs.

Rent

Rent expense decreased $0.1 and $4.0 million during the three and nine months ended March 31, 2014, respectively, due to salon closures, primarily within our North American Premium and Value segments. The 110 and 100 basis point increases in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2014, respectively, and the 70 and 50 basis point increases in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2013, respectively, were due to negative leverage caused by same-store sales declines.

Depreciation and Amortization

The 150 and 120 basis point increases in depreciation and amortization (D&A) as a percent of consolidated revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to increased fixed asset impairment charges recorded in our North American Premium and North American Value segments, depreciation expense related to the Company’s POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation recorded in our Unallocated Corporate segment and negative leverage caused by same-store sales declines.

The 10 basis point increase in D&A as a percent of consolidated revenues during the three months ended March 31, 2013 was primarily due to $0.7 million of accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation along with negative leverage, partly offset due to the prior period including $1.1 million of accelerated depreciation expense, associated with the Company’s previously internally developed POS system.

The 90 basis point decrease in D&A as a percent of consolidated revenues during the nine months ended March 31, 2013 was primarily due to the prior period including $16.2 million of accelerated depreciation expense associated with the Company’s previously internally developed POS system.

Goodwill Impairment

The Company recorded a goodwill impairment charge of $34.9 million related to the Regis salon concept reporting unit during the nine months ended March 31, 2014. The Company redefined its operating segments during the second quarter of fiscal year 2014 and its performance trends were down, therefore, the Company was required to perform this goodwill assessment. As a result of this non-cash charge, the Company has no further goodwill on its balance sheet associated with the Regis salon concept (North American Premium). The Company remains focused on improving the performance of this business as it stabilizes and turns around the business. See Notes 1, 8 and 11 to the unaudited Condensed Consolidated Financial Statements.

Interest Expense

The decrease of $0.1 million in interest expense for the three months ended March 31, 2014 was primarily due to decreased average interest rates as compared to prior year comparable period.

The decrease of $3.9 million in interest expense for the nine months ended March 31, 2014 was primarily due to decreased average debt levels and lower average interest rates as compared to the prior year comparable period.

The decreases of $0.4 and $1.5 million in interest expense for the three and nine months ended March 31, 2013 was primarily due to decreased average debt levels as compared to the prior year comparable period.

Interest Income and Other, net

The 10 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended March 31, 2014 was primarily due to interest income, as a result of increased cash. Interest income and other, net a percent of consolidated revenues during the three months ended March 31, 2013 was flat.

The 220 basis point decrease and 200 basis point increase in interest income and other, net as a percent of consolidated revenues during the nine months ended March 31, 2014 and 2013, respectively, was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during the nine months ended March 31, 2013.

Income Taxes

During the three and nine months ended March 31, 2014, the Company recognized tax expense of $(0.9) and $(72.8) million, respectively, with corresponding effective tax rates of (9.3)% and (142.0)%. During the three and nine months ended March 31, 2013, the Company recognized tax benefit (expense) of $2.9 and $(1.2) million, respectively, with corresponding effective tax rates of 91.6% and 3.3%.

The recorded tax expense and effective tax rate for the three months ended March 31, 2014 are different than what would normally be expected due to the effect of the non-cash valuation allowance established against the Company’s deferred tax assets. The recorded tax benefit and effective tax rate for the three months ended March 31, 2013 were higher than would be expected due to the benefit recorded for Work Opportunity Tax Credits.

The recorded tax expense and effective tax rate for the nine months ended March 31, 2014 are higher than what would normally be expected due to the non-cash valuation allowance established against the Company’s deferred tax assets and the tax effect of the second quarter non-cash goodwill impairment charge which was only partly deductible for income tax purposes. The recorded tax expense and effective tax rate for the nine months ended March 31, 2013 were lower than would be expected due to the recognition of a $33.8 million foreign currency translation gain which was primarily non-taxable.

As a result of the Company's valuation allowance against certain deferred tax assets, its results of operations are not tax-effected. However, the Company will recognize tax expense in future years for certain items, primarily increases to our deferred tax liabilities related to tax deductible goodwill.

See Notes 1 and 6 to the unaudited Condensed Consolidated Financial Statements.

Equity in Income of Affiliated Companies, Net of Income Taxes

During the three months ended March 31, 2014, the Company recognized a break-even amount of equity in income of affiliated companies for the Company's share of EEG's net income. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The equity in income of affiliated companies of $4.8 million during the nine months ended March 31, 2014 was primarily due to the recovery of $3.1 million on previously impaired investments in Yamano and the Company’s share of EEG’s net income. See Note 3 to the unaudited Condensed Consolidated Financial Statements.

The equity in income of affiliated companies of $1.2 million during the three months ended March 31, 2013 was the Company's share of EEG's net income.

The equity in loss of affiliated companies of $16.0 million during the nine months ended March 31, 2013 was primarily a result of the Company's $17.9 million other than temporary impairment charge recorded on its investment in EEG, partly offset by the Company's share of EEG's net income and a $0.6 million gain on the Provalliance equity put that automatically terminated as a result of the sale of the Company's investment in Provalliance.

Income from Discontinued Operations, Net of Income Taxes

During the three and nine months ended March 31, 2014, the Company recognized $0.6 million of income associated with the release of income tax reserves associated with the disposition of Trade Secret. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

During the three and nine months ended March 31, 2013, the Company recognized $1.5 and $9.1 million of income, net of taxes from Hair Club operations. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity. We believe these sources of liquidity will be sufficient to sustain operations and to finance strategic initiatives. However, in the event our liquidity is insufficient, we may be required to limit or delay our strategic initiatives. There can be no assurance we will continue to generate cash flows at or above current levels.

As of March 31, 2014, cash and cash equivalents were $360.8 million, with $326.3, $13.6 and $20.9 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of March 31, 2014, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $2.0 million and unused available credit of $398.0 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At March 31, 2014, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

In December 2013, the Company announced the implementation of a new capital allocation policy. Three key principles underlying this new strategy focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to existing shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns. As a result of this new strategy, the Company intends to retain excess cash during its ongoing turnaround efforts and focus primarily on growing the number of franchised locations and expanding company-owned locations primarily through its partnership with Walmart. In addition, in April 2014, the Company notified the holders of its outstanding convertible senior notes due July 2014, of its election to settle the notes through the use of a combination of cash and shares of the Company’s common stock. The Company will settle these notes in cash up to a maximum conversion price of $16.23 per share of the Company’s common stock, or approximately $183.7 million. The Company will utilize shares of common stock, if necessary, to settle remaining obligations in excess of the $16.23 per share conversion price.

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2014, cash provided by operating activities of $83.7 million increased by $2.0 million compared to the prior comparable period, primarily as a result of a $14.8 million decrease in working capital, partly offset by the decrease in revenues and operating income. The $14.8 million decrease in working capital was primarily the result of collecting credit card receivables sooner in the current year and the receipt of an income tax refund, partly offset by cash uses for inventory and accounts payable.

During the nine months ended March 31, 2013, cash provided by operating activities of $81.7 million decreased by $21.3 million compared to the prior comparable period, primarily as a result of decreased revenues, increased cost of service and product and a $20.5 million increase in working capital. The $20.5 million increase in working capital was primarily the result of deferred compensation payouts and increased income tax receivables, partly offset by unbilled inventory and payroll accruals.

Cash Flows from Investing Activities

During the nine months ended March 31, 2014, cash used in investing activities of $29.9 million was primarily for capital expenditures of $35.0 million, partly offset by cash provided from the recovery of $3.1 million on the Company’s previously impaired investments in Yamano and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

During the nine months ended March 31, 2013, cash provided by investing activities of $34.2 million was due to the receipt of $103.4 million for the sale of Provalliance and $26.4 million from EEG related to principal payments on outstanding notes and a revolving line of credit, partly offset by cash used for capital expenditures and to collateralize its self-insurance program of $72.6 and $24.5 million, respectively. By using cash to collateralize its self-insurance program, the Company was able to reduce fees associated with previously utilized standby letters of credit for its self-insurance program.

Cash Flows from Financing Activities

During the nine months ended March 31, 2014 and 2013, cash provided by (used in) financing activities of $106.0 and $(48.2) million, respectively, were for dividends paid of $6.8 and $10.3 million, respectively, and net borrowings (repayments) of long-term debt of $112.8 and $(23.0) million, respectively. In addition, during the nine months ended March 31, 2013, the Company repurchased $14.9 million of common stock.

Financing Arrangements

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017. Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The entire outstanding principal is due at maturity.

See Note 9 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 and Note 7 of the Notes to the unaudited Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease)(1)
March 31, 2014	28.6%	1,170
June 30, 2013	16.9%	(750)
_____________________________
(1)         Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 1,170 basis point increase in the debt to capitalization ratio as of March 31, 2014 compared to June 30, 2013, is primarily due to the issuance of the $120.0 million Senior Term Notes, the $34.9 million non-cash goodwill impairment charge for the Regis salon concept and the $84.4 million non-cash charge to establish a valuation allowance against the U.S. and U.K. deferred tax assets during the nine months ended March 31, 2014.

The 750 basis point decrease in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.

Dividends

We paid dividends of $0.12 and $0.18 per share during the nine months ended March 31, 2014 and 2013, respectively. In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.

Share Repurchase Program

There were no share repurchases during the three months ended March 31, 2014. At March 31, 2014, $58.7 million remains outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives and changes in our management and organizational structure; negative same-store sales; financial performance of our joint ventures; the success of our stylists and our ability to attract and retain talented stylists; the effect of changes to healthcare laws; changes in regulatory and statutory laws; the Company’s reliance on management information systems; competition within the personal hair care industry, which remains strong, both domestically and internationally; changes in economic conditions; the continued ability of the Company to implement cost reduction initiatives; certain of the terms and provisions of the outstanding convertible notes; failure to optimize our brand portfolio; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; our ability to protect the security of personal information about our guests; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2013. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2014.

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

In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company are named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleges that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued. The report indicates the Special Litigation Committee will request the court dismiss the shareholder derivative action.

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
For the three and nine months ended March 31, 2014 our operating results were negatively impacted as a result of the strategic changes the Company implemented in the fourth quarter of fiscal year 2013. During the three and nine months ended March 31, 2014, our same-store sales declined 5.7% and 5.8% from the comparable prior periods. During the nine months ended March 31, 2014, we recorded a non-cash goodwill impairment charge of $34.9 million associated with the Regis salon concept, a non-cash long-lived asset impairment charge of $15.3 million and an $84.4 million non-cash charge to establish a valuation allowance against the U.S. and U.K. deferred tax assets. If we are unable to reverse these trends and effectively execute upon these strategic initiatives, our financial results may continue to be negatively affected and we may be required to take future impairment charges. Such impairments could be material to our consolidated balance sheet and results of operations.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, our Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. As of March 31, 2014, a total accumulated 7.7 million shares have been repurchased for $241.3 million and $58.7 million remains outstanding under the approved stock repurchase program.

The Company did not repurchase any of its common stock through its share repurchase program during the three months ended March 31, 2014.

Item 6.  Exhibits

Exhibit 10(a)(*)	Transition and Separation Agreement, dated January 13, 2014, between the Company and Norma Knudsen, Executive Vice President, Merchandising.

Exhibit 31.1	President and Chief Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101.INS (**)	XBRL Instance Document

Exhibit 101.SCH (**)	XBRL Taxonomy Extension Schema

Exhibit 101.CAL (**)	XBRL Taxonomy Extension Calculation Linkbase

Exhibit 101.LAB (**)	XBRL Taxonomy Extension Label Linkbase

Exhibit 101.PRE (**)	XBRL Taxonomy Extension Presentation Linkbase

Exhibit 101.DEF (**)	XBRL Taxonomy Extension Definition Linkbase
_____________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.

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

REGIS CORPORATION

Date: April 30, 2014	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer