Form 10-K
period 2014-06-30
REGIS CORP
filed 2014-08-26
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2013, was approximately $670,414,816. The registrant has no non-voting common equity.
As of August 15, 2014, the registrant had 55,641,456 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual meeting of shareholders to be held on October 28, 2014 (the "2014 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2014) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives, changes in our management and organizational structure and our ability to attract and retain our executive management team; negative same-store sales; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; the effect of changes to healthcare laws; our ability to protect the security of sensitive information about our guests, employees, vendors or Company information; the Company's reliance on management information systems; the continued ability of the Company to implement cost reduction initiatives; reliance on external vendors; changes in distribution channels of manufacturers; compliance with debt covenants; financial performance of our franchisees; competition within the personal hair care industry; changes in economic conditions; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; financial performance of our investment with Empire Education Group; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

PART I

Item 1.    Business
General:
Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2014, the Company owned, franchised or held ownership interests in 9,674 locations worldwide. The Company's locations consist of 9,456 company-owned and franchised salons and 218 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass marketplace.
The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. The percentage of company-owned service revenues in each fiscal year 2014, 2013 and 2012 attributable to haircutting and styling, hair coloring and other services were 72%, 19% and 9%, respectively.
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
The Company's North American Value salon operations are comprised of 6,116 company-owned salons and 2,179 franchised salons operating in the United States, Canada, and Puerto Rico. The Company's North American Premium salon operations are comprised of 801 company-owned salons operating in the United States, Canada, and Puerto Rico. The Company's International operations are comprised of 360 company-owned salons in the United Kingdom. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the value category, offering high quality, convenience, and affordably priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the premium category offering upscale hair care and beauty services and retail products. The Company's North American Value business is located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall based locations. During fiscal years 2014 and 2013, the number of guest visits at the Company's company-owned salons approximated 79 and 85 million, respectively. Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to conform comparable financial information to the new segment structure. Historical financial information presented herein reflects this change.
Financial information about our segments and geographic areas for fiscal years 2014, 2013, and 2012 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments, and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons, improving our long-term profitability and maximizing shareholder value. This evaluation led to several disposals during fiscal year 2013. In April 2013, the Company sold Hair Club for Men and Women (Hair Club) for $164.8 million. See Note 2 to the Consolidated Financial Statements for further discussion on Hair Club. In September 2012, the Company sold its 46.7% equity interest in Provalliance for $103.4 million. See Note 5 to the Consolidated Financial Statements for further discussion on Provalliance. As the Company continues this strategic evaluation, future sales of non-core assets could impact our operations by decreasing total revenues, operating expenses, and income or loss from equity method investments.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes that salon chains will continue to have significant influences on this market and will continue to increase their presence.
In every area in which the Company has a salon, there are competitors offering similar hair care services and products at similar prices. The Company faces competition from smaller chains of salons such as Great Clips, Fantastic Sams, and Sport Clips, independently owned salons and department store salons located within malls.

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
Mission and Strategies:
The Company's long-term mission is to create guests for life. To successfully achieve our mission and build a winning organization, we must help our stylists have successful and satisfying careers, which will drive great guest experiences and in turn, guests for life. Over the last year we simplified and focused the way we delineate our key strategies, our priorities and efforts around them remain the same and are well aligned, focusing on people, processes and metrics to drive execution and performance. Our key strategies follow:

1.	Earn the Hearts and Minds of Our Team

2.	Develop Positive, Professional and High Performing Salon Leaders

3.	Drive Guest Trial and Loyalty

4.	Standardize Operating Procedures Across Brands
Our stylists' ability to serve our guests in a professional, courteous, and friendly manner is the most critical element of our service model in cultivating strong guest relationships. Great stylists, coupled with high quality service, convenience, affordability, an inviting salon appearance and atmosphere, and comprehensive retail assortments create guests for life. We are committed to providing an outstanding guest experience that drives guest loyalty and repeat business. To that end, we are investing in a number of areas focused on delivering that promise and helping our stylists have successful careers, including investments in organization, training and technology.
Stylists
Creating an organization where stylists can have successful and satisfying careers leads to improved execution, and in turn, great guest experiences.
Field Leadership. In fiscal year 2014, we completed the reorganization of our field organization to enable localized mentoring and decision making, improve geographic proximity and increase local market efficiency. Development of our field leaders is a high priority because stylists depend on their salon and field leaders for coaching, mentoring and motivation. We developed training curriculum to serve as the foundation for ongoing leadership development. Role clarity and talent assessments help us identify ways to develop and upgrade field leadership. Execution disciplines are used to drive accountability, execution and business performance. Incentives are designed to align field interests with those of the Company's shareholders by rewarding behaviors focused on profitable revenue growth. This new organization structure also provides a clear career path for our people who desire to ascend within the Company.
Training. Our training program will become a key point of difference in attracting and retaining stylists. Stylists place a tremendous amount of importance in ongoing development of their craft. They deliver a superior experience for our guests when they are well trained technically and experiencially. We employ technical trainers who provide new hire training for stylists joining the Company from beauty schools and training for all stylists in current beauty care and styling trends. We supplement internal training with targeted vendor training and external trainers who bring specialized expertise to our stylists. We have begun to utilize training materials to help all levels of field employees navigate the running of a salon. Our experiential training program will provide stylists with essential elements of guest service training within the context of brand positions.
 Recruiting.     Ensuring we keep our salons fully staffed with great stylists is critical to our success. To that end, we are enhancing our recruiting efforts across all levels within our organization. We are in the process of proactively cultivating a pipeline of field leaders through succession planning and recruitment venues from within and outside the salon industry. We are also leveraging beauty school relationships and participating in job fairs and industry events.
Technology.    The recent installation of a new point-of-sale (POS) systems and salon workstations throughout North America enables communication with salons and stylists, delivery of online and digital training to stylists, real-time salon level analytics on guest retention, wait times, stylist productivity, and salon performance. We are also using technology to provide asset protection dashboards and analytics to help prioritize efforts against our most compelling opportunities to reduce loss in our salons.

Guests
Great stylists, coupled with high quality service, convenience, affordability, an inviting salon appearance and atmosphere, and comprehensive retail assortments, create guests for life.
Convenience.    Our different salon concepts enable our guests to select different service scheduling options based upon their preference. In the value category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering upon convenience. We have invested in staffing by increasing stylists' hours and have begun to optimize schedules and leverage recently installed point-of-sale systems to help us balance stylist hours with guest traffic and manage guest wait times. In the premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability.    The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at affordable prices. These expectations are met with average service transactions ranging from $16 to $20. In the premium category, our guests expect upscale, full service beauty services at reasonable prices. Average service transactions approximate $45 in this category. Pricing decisions are considered on a market-by-market basis and established based on local conditions.
Salon Appearance and Atmosphere.    The Company's salons range from 500 to 5,000 square feet, with the typical salon approximating 1,200 square feet. Our salon repairs and maintenance program is designed to ensure we invest annually in salon cleanliness and safety, as well as in maintaining the normal operation of our salons. Our annual capital expenditures include funds to refresh the appeal and comfort of our salons.
Retail Assortments.    The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of own-branded products. Retail products offered by the Company are intended to be sold only through professional salons, and complement its salon services business. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Biolage, Paul Mitchell, Regis designLINE, Redken, Nioxin, Tigi, It's a 10, Sexy Hair Concepts, Kenra, and Moroccanoil.
Technology.    The new POS systems increase our ability to collect guest and transactional data and enable the Company to invest in Guest Relationship Management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology allows us to monitor guest retention and to survey our guests for feedback on improving the guest experience, and allows guests to use mobile apps to schedule appointments, view wait times and interact in other ways with salons.
Marketing.    The Company is focused on driving local traffic at the most efficient cost. This includes leveraging media, guest relationship management programs, digital channels, local tactical efforts (e.g., couponing) among other programs.  Traffic driving efforts are targeted vs. a one-size-fits all approach. Annual traffic plans are based on seasonality, consumer mindset, competitive positioning and return on investment. The Company continually reallocates marketing investments into vehicles with known, strong returns.
Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that creating guests for life mandates a service-oriented, guest-focused mentality in supporting our field organization to grow our business profitably.
Organization.    In addition to investments made by the Company to reorganize the field organization and to help our stylists develop professionally, Salon Support and associated priorities are aligned to our new field structure to enhance the effectiveness and efficiency of the service provided to our field organization. During fiscal year 2014, we enhanced Salon Support capabilities in several areas. We created a human resources organization to help transform the Company into an organization where stylists can have successful and satisfying careers. We enhanced our asset protection capabilities by building a strong asset protection team and establishing standard operating procedures to support field and salon leaders.
Simplification.    Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments, and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons and improving our long-term profitability and maximizing shareholder value. This evaluation led to the sale of our Hair Club and Provalliance businesses during fiscal year 2013. The Company also standardized retail plan-o-grams and eliminated products in an effort to simplify and manage our ongoing retail inventory assortment. Simplification and standardization reduces inventory management time in our salons and throughout our supply chain and enables distribution efficiencies.

Ongoing simplification focuses on improving the way we plan and execute across our many brands. Standardizing processes and procedures around scheduling, day to day salon execution and reporting will make it easier to lead and execute in a multi-unit organization.
Our organization also remains focused on identifying and driving cost saving and profit enhancing initiatives.
Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the mass market. A description of the Company's salon concepts are listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are located exclusively in Walmart Supercenters. SmartStyle has a walk-in guest base with value pricing. Service revenues represent approximately 69% of total company-owned SmartStyle revenues. Additionally, the Company has 126 franchised Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. Service revenues represent approximately 91% of total company-owned Supercuts revenues. Additionally, the Company has 1,213 franchised Supercuts locations.
MasterCuts.    MasterCuts salons are a full service, mall based salon group which focuses on the walk-in consumer who demands moderately priced hair care services. MasterCuts salons emphasize quality hair care services, affordable prices, and time saving services for the entire family. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Service revenues comprise approximately 82% of the concept's total revenues.
Other Value.    Other Value salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as hair care products. Hair Masters offers moderately-priced services, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent approximately 90% of total company-owned Other Value salons revenues. Additionally, the Company has 840 franchised locations of Other Value salons. Other Value salons were previously referred to as Promenade salons.
Regis Salons.    Regis Salons are primarily mall based, full service salons providing complete hair care and beauty services aimed at moderate to upscale, fashion conscious consumers. At Regis Salons both appointments and walk-in guests are common. These salons offer a full range of custom styling, cutting and hair coloring services, as well as professional hair care products. Service revenues represent approximately 82% of the concept's total revenues. Regis Salons compete in their existing markets primarily by providing high quality services. Included within the Regis Salon concept are various other trade names, including Carlton Hair, Sassoon, Hair by Stewarts, Hair Excitement, and Renee Beauty.
International Salons.    The Company's International salons are comprised of company-owned salons operating in the United Kingdom primarily under the Supercuts, Regis, and Sassoon concepts. These salons offer similar levels of service as our North American salons. Sassoon is one of the world's most recognized names in hair fashion and appeals to women and men looking for a prestigious full service hair salon. Salons are usually located in prominent high-traffic locations and offer a full range of custom hairstyling, cutting and coloring services, as well as professional hair care products. Service revenues comprise approximately 75% of total company-owned international locations.
The tables on the following pages set forth the number of system wide locations (company-owned and franchised) and activity within the various salon concepts.

System-wide location counts(1)(2)

	June 30,
	2014	2013	2012
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	2,574	2,490	2,441
Supercuts	1,176	1,210	1,228
MasterCuts	505	532	569
Other Value	1,846	1,990	2,133
Regis	816	862	953
Total North American salons(3)	6,917	7,084	7,324
Total International salons(4)	360	351	398
Total, Company-owned salons	7,277	7,435	7,722
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	126	123	122
Supercuts	1,213	1,116	1,040
Other Value	840	843	854
Total North American salons	2,179	2,082	2,016
Total International salons(4)	—	—	—
Total, Franchised salons	2,179	2,082	2,016
Ownership interest locations:
Equity ownership interest locations(5)	218	246	2,811
Grand Total, System-wide	9,674	9,763	12,549

Constructed Locations (net relocations)

	Fiscal Years
	2014	2013	2012
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	85	51	49
Supercuts	13	45	56
MasterCuts	1	3	2
Other Value	4	39	43
Regis	1	3	3
Total North American salons(3)	104	141	153
Total International salons(4)	23	12	13
Total, Company-owned salons	127	153	166
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	3	1	2
Supercuts	94	70	65
Other Value	37	47	37
Total North American salons	134	118	104
Total International salons(4)	—	—	—
Total, Franchised salons	134	118	104

Closed Locations

	Fiscal Years
	2014	2013	2012
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	(1)	(2)	(1)
Supercuts	(44)	(49)	(48)
MasterCuts	(27)	(40)	(21)
Other Value	(126)	(179)	(174)
Regis	(47)	(94)	(73)
Total North American salons(3)	(245)	(364)	(317)
Total International salons(4)	(14)	(59)	(16)
Total, Company-owned salons	(259)	(423)	(333)
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	(19)	(11)	(12)
Other Value	(44)	(58)	(39)
Total North American salons(3)	(63)	(69)	(51)
Total International salons(4)	—	—	—
Total, Franchised salons	(63)	(69)	(51)
Conversions (including net franchisee transactions)(6)

	Fiscal Years
	2014	2013	2012
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Supercuts	(3)	(14)	61
MasterCuts	(1)	—	—
Other Value	(22)	(3)	(57)
Regis	—	—	—
Total North American salons(3)	(26)	(17)	4
Total International salons(4)	—	—	—
Total, Company-owned salons	(26)	(17)	4
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	22	17	—
Other Value	4	—	(4)
Total North American salons(3)	26	17	(4)
Total International salons(4)	—	—	—
Total, Franchised salons	26	17	(4)
_______________________________________________________________________________

(1)	In April 2013, the Company sold Hair Club, which operated 98 locations as of June 30, 2012. These locations are excluded from system-wide location counts presented.

(2)
During fiscal 2012, the Company acquired two locations that were categorized within the Supercuts (one location) and International (one location) salon concepts and a franchise network of 31 locations that was categorized within the Other Value salon concept. No salons were acquired in fiscal 2013 and 2014.

(3)
The North American Value operating segment is comprised primarily of the SmartStyle, Supercuts, MasterCuts and Other Value salon brands. The North American Premium operating segment is comprised primarily of the Regis salon brands.

(4)	Canadian and Puerto Rican salons are included in the North American salon totals.

(5)	On September 27, 2012, the Company sold its equity interest in Provalliance.

(6)
During fiscal years 2014, 2013, and 2012, the Company acquired two, zero, and 11 salon locations, respectively, from franchisees. During fiscal years 2014, 2013, and 2012, the Company sold 28, 17, and seven salon locations, respectively, to franchisees.

Salon Franchising Program:
General.    The Company has various franchising programs supporting its 2,179 franchised salons as of June 30, 2014, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, and Magicuts. These salons have been included in the discussions regarding salon counts and concepts.
The Company provides its franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of support designed to help the franchisee build a successful business.
Standards of Operations.    The Company does not control the day to day operations of its franchisees, including employment, benefits and wage determination, establishing prices to charge for products and services, business hours, personnel management, and capital expenditure decisions. However, the franchise agreements afford certain rights to the Company, such as the right to approve locations, suppliers and the sale of a franchise. Additionally, franchisees are required to conform to the Company's established operational policies and procedures relating to quality of service, training, salon design and decor, and trademark usage. The Company's field personnel make periodic visits to franchised salons to ensure that they are operating in conformity with the standards for each franchising program. All of the rights afforded to the Company with regard to franchised operations allow the Company to protect its brands, but do not allow the Company to control the franchise operations or make decisions that have a significant impact on the success of the franchised salons. The Company’s franchise agreements do not give the Company any right, ability or potential to determine or otherwise influence any terms and/or conditions of employment of franchisees’ employees (except for those, if any, that are specifically related to quality of service, training, salon design, decor, and trademark usage), including, but not limited to, franchisees’ employees’ wages, employee benefits, hours of work, scheduling, leave programs, seniority rights, promotional or transfer opportunities, layoff/recall arrangements, grievance and dispute resolution procedures, uniforms, and/or discipline and discharge.
Franchise Terms.    Pursuant to a franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concept. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs and certain other items, including initial working capital. The majority of franchise agreements provide the Company a right of first refusal if the store is to be sold and the franchisee must obtain the Company's approval in all instances where there is a sale of a franchise location.
Additional information regarding each of the major franchised brands is listed below:
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
Cost Cutters, First Choice Haircutters, and Magicuts
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
Franchisee Training.    The Company provides new franchisees with training, focusing on the various aspects of store management, including operations, personnel management, marketing fundamentals, and financial controls. Existing franchisees receive training, counseling and information from the Company on a continuous basis. The Company provides store managers and stylists with extensive technical training for Supercuts franchises.
Salon Markets and Marketing:
Company-Owned Salons
The Company utilizes various marketing vehicles for its salons, including traditional advertising, guest relationship management, digital channels and promotional/pricing based programs. A predetermined allocation of revenue is used for such programs. Most marketing vehicles including radio, print, online and television advertising are developed and supervised at the Company's Salon Support headquarters; however, the majority of advertising is created for our local markets. The Company reviews its brand strategy with the intent to create more clear communication platforms, identities and differentiation points for our brands to drive consumer preference.
Franchised Salons
Most franchise concepts maintain separate advertising funds that provide comprehensive marketing and sales support for each system. The Supercuts advertising fund is the Company's largest advertising fund and is administered by a council consisting of primarily franchisee representatives. The council has overall control of the advertising fund's expenditures and operates in accordance with terms of the franchise operating and other agreements. All stores, company-owned and franchised, contribute to the advertising funds, the majority of which are allocated to the contributing market for media placement and local marketing activities. The remainder is allocated for the creation of national advertising and system-wide activities.
Affiliated Ownership Interests:
The Company maintains ownership interests in beauty schools and salons. The primary ownership interest is a 54.5% interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal year 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists straight from beauty school.
In addition, the Company has a 27.1% ownership interest in MY Style, which is accounted for as a cost method investment. MY Style operates salons in Japan.
Corporate Trademarks:
The Company holds numerous trademarks, both in the United States and in many foreign countries. The most recognized trademarks are "SmartStyle," "Supercuts," "MasterCuts," "Regis Salons," "Cost Cutters," "Hair Masters," "First Choice Haircutters," and "Magicuts."
"Sassoon" is a registered trademark of Procter & Gamble. The Company has a license agreement to use the Sassoon name for existing salons and academies and new salon development.
Corporate Employees:
During fiscal year 2014, the Company had approximately 49,000 full and part-time employees worldwide, of which approximately 43,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:
Information relating to Executive Officers of the Company follows:

Name	Age	Position
Daniel Hanrahan	57	President and Chief Executive Officer
Eric Bakken	47	Executive Vice President, Chief Administrative Officer and General Counsel
Jim Lain	50	Executive Vice President, Chief Operating Officer
Steven Spiegel	52	Executive Vice President and Chief Financial Officer
Heather Passe	43	Senior Vice President and Chief Marketing Officer
Doug Reynolds	58	Senior Vice President and Chief Information Officer
Carmen Thiede	47	Senior Vice President and Chief Human Resources Officer
Daniel Hanrahan has served as President and Chief Executive Officer since August 2012. He most recently served as President of Celebrity Cruises, a subsidiary of Royal Caribbean Cruises Ltd., from February 2005 to July 2012, and as its President and Chief Executive Officer since September 2007. Mr. Hanrahan has served on the Board of Directors of Cedar Fair, L.P., an amusement-resort operator, since 2012 and is a member of its Audit Committee and Compensation Committee.
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
Jim Lain has served as Executive Vice President and Chief Operating Officer since November 2013.
Steven Spiegel has served as Executive Vice President and Chief Financial Officer since December 2012.
Heather Passe has served as Senior Vice President and Chief Marketing Officer since July 2012.
Doug Reynolds has served as Senior Vice President and Chief Information Officer since May 2012.
Carmen Thiede has served as Senior Vice President and Chief Human Resources Officer since October 2013.
Governmental Regulations:
The Company is subject to various federal, state, local and provincial laws affecting its business as well as a variety of regulatory provisions relating to the conduct of its beauty related business, including health and safety.
In the United States, the Company's franchise operations are subject to the Federal Trade Commission's Trade Regulation Rule on Franchising (the FTC Rule) and by state laws and administrative regulations that regulate various aspects of franchise operations and sales. The Company's franchises are offered to franchisees by means of an offering circular/disclosure document containing specified disclosures in accordance with the FTC Rule and the laws and regulations of certain states. The Company has registered its offering of franchises with the regulatory authorities of those states in which it offers franchises and in which such registration is required. State laws that regulate the franchisor-franchisee relationship presently exist in a substantial number of states and, in certain cases, apply substantive standards to this relationship. Such laws may, for example, require that the franchisor deal with the franchisee in good faith, may prohibit interference with the right of free association among franchisees and may limit termination of franchisees without payment of reasonable compensation. The Company believes that the current trend is for government regulation of franchising to increase over time. However, such laws have not had, and the Company does not expect such laws to have, a significant effect on the Company's operations.
In Canada, the Company's franchise operations are subject to franchise laws and regulations in the provinces of Ontario, Alberta, Manitoba, New Brunswick and Prince Edward Island. The offering of franchises in Canada occurs by way of a disclosure document, which contains certain disclosures required by the applicable provincial laws. The provincial franchise laws and regulations primarily focus on disclosure requirements, although each requires certain relationship requirements such as a duty of fair dealing and the right of franchisees to associate and organize with other franchisees.
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
Available Information
The Company is subject to the informational requirements of the Securities and Exchange Act of 1934 (Exchange Act). The Company therefore files periodic reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street NE, Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements and other information.
Financial and other information can be accessed in the Investor Information section of the Company's website at www.regiscorp.com. The Company makes available, free of charge, copies of its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A.    Risk Factors
The significant initiatives we have implemented and recent changes in our management and organizational structure may continue to adversely impact our operating results.
During fiscal year 2013, the Company began executing upon a number of significant foundational initiatives to support and focus on its business strategies to return the Company to sustainable long-term growth and profitability. The Company has since rolled out new POS systems and salon workstations in all of its North American salons, restructured the Company’s North American field organization, standardized plan-o-grams and simplified its retail product assortments, and enhanced its asset protection capabilities. In addition, the Company’s management engaged in a strategic review of non-core assets to focus on our core business of operating beauty salons, improving long-term profitability and maximizing shareholder value.
These initiatives correspond with changes in our executive management team over the last two years. These changes have driven change in our business and our mid-level leadership, which will take time to produce consistent results. In addition, now that our new executive management team is substantially in place, it could be disruptive to our business if one of our executive management members left the Company with little notice.
During fiscal year 2014, our operating results were negatively impacted as a result of the foundational changes the Company implemented in the fourth quarter of fiscal year 2013. During the twelve months ended June 30, 2014, our same-store sales declined 4.8% from the comparable prior period. During the fiscal year ended June 30, 2014, we recorded a non-cash goodwill impairment charge of $34.9 million associated with the Regis salon concept, non-cash long-lived asset impairment charges of $18.3 million and $84.4 million of non-cash charges to establish a valuation allowance against the United States (U.S.) and United Kingdom (U.K.) deferred tax assets. If we are unable to reverse these trends and effectively execute upon our foundational initiatives, our financial results may continue to be negatively affected and we may be required to take future impairment charges. Such impairments could be material to our consolidated balance sheet and results of operations.
If we continue to have negative same-store sales our business and results of operations may be affected.
Our success depends, in part, upon our ability to improve sales, as well as both cost of service and product and operating margins. Comparable same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, fashion trends, competition, current economic conditions, changes in our product assortment, the effectiveness of marketing programs and weather conditions. These factors may cause our comparable same-store sales to differ materially from prior periods and from our expectations. Our comparable same-store sales results for fiscal year 2014 declined 4.8% compared to fiscal year 2013. If negative same-store sales continue and we are unable to offset the impact with operational savings, our financial results may be further affected and we may be required to take impairment charges. Such impairments could be material to our consolidated balance sheet and results of operations. During fiscal years 2014 and 2012, we recorded goodwill impairment charges of $34.9 and $67.7 million, respectively, both associated with our Regis salon concept. During fiscal years 2014, 2013 and 2012, we recorded fixed asset impairment charges of $18.3, $8.2 and $6.6 million, respectively.
Our business is based on the success of our salons which is driven by the success of our stylists. It is important for us to attract, train and retain talented stylists.
Guest loyalty is highly dependent upon the stylist who is providing services to our guests. Our main objective is to have our guests leave feeling satisfied and wanting to return. To ensure our guests are receiving the best possible care, we need to focus on attracting, training and retaining highly qualified stylists. To continue to be successful in the future we will need to continue to offer competitive wages, benefits and education and training programs to attract and retain talented stylists. Any shortcomings by stylists or the training and guidance they receive, particularly an issue affecting the quality of the guest service experience or compliance with safety and health regulations, may be attributed to the Company as a whole, thus damaging our reputation and brand equity and potentially affecting our results of operations.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, may result in increased costs to our business.
With 9,674 locations and approximately 49,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes or increase costs to provide employee benefits may result in additional costs to our Company.
A number of states and cities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. Minimum wage rate increases could significantly increase our costs, and our ability to offset increases in minimum wage rates through price increases is limited. In addition, changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it could have an adverse effect on our business and financial results.
Increases in the minimum wage and unionization could also have an adverse effort on the performance of our franchisees, especially if our franchisees are treated as a "joint employer" with us by the National Labor Relations Board (NLRB) or as a large employer under minimum wage statues because of their affiliation with us. With respect to the NLRB, it is anticipated that its current standard for joint employer relationships may become more lenient and, as such,we may face an increased risk of being alleged to be a joint employer with our franchisees. In addition, we must comply with state employment laws, including the California Labor Code, which has stringent requirements and penalties for non-compliance.
We are also subject to the federal laws and regulations affecting public companies and governing the franchisor-franchisee relationship, among others. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products, which could adversely affect our business, financial condition and results of operations.
Changes to healthcare laws in the U.S. may increase the number of employees who participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.
We offer comprehensive healthcare coverage to eligible employees in the United States. Historically, a majority of our eligible employees do not participate in our healthcare plans. Due to recent changes to healthcare laws in the United States pursuant to the Affordable Care Act (ACA), it is possible that enrollment in the Company’s healthcare plans may increase as a result of provisions regarding automatic enrollment of new eligible employees. Furthermore, potential fees and or penalties may be assessed as a result of individuals either not being offered healthcare coverage within a limited timeframe or if coverage offered does not meet minimum care and affordability standards. An increase in the number of employees who elect to participate in our healthcare plans or if the Company fails to comply with one or more provisions of ACA may significantly increase our healthcare-related costs and negatively impact our operating results.
If we fail to protect the security of sensitive information about our guests, employees, vendors or company, we could be subject to negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The nature of our business involves processing, transmission and storage of personal information about our guests as well as employees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred recently at a number of large U.S. companies. Our efforts to protect sensitive guest and employee information may not be successful in preventing a breach in our systems. As a result of a breach in our systems, our guests could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligation to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits. These laws are changing rapidly and vary between jurisdictions. In addition, while our franchisees are independently responsible for data security at franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands.
We rely heavily on our management information systems. If our systems fail to perform adequately or if we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, inventory control and other functions. Certain of our management information systems are developed and maintained by external vendors, including our POS system. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business and may adversely affect our operating results.
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
We rely on external vendors.
We rely on various external vendors for products and services critical to our operations. Our dependence on vendors exposes us to reputational, financial, and compliance risk. Our vendors are also responsible for the security of certain Company data. In the event that one of our key vendors becomes unable to continue to provide products and services, or their systems fail or are compromised, we may suffer operational difficulties and financial loss.
Changes in manufacturers' choice of distribution channels may negatively affect our revenues.
The retail products we sell are licensed to be carried exclusively by professional salons. The products we purchase for sale in our salons are purchased pursuant to purchase orders, as opposed to long-term contracts and generally can be terminated by the producer without much advance notice. Should our product manufacturers decide to utilize other distribution channels, such as large discount retailers, it could negatively impact product sales revenue. In addition as e-commerce evolves and expands, our product sales could negatively be impacted if we are unable to sell retail products in a similar fashion.
If we fail to comply with any of the covenants in our financing arrangements, we may not be able to access our existing revolving credit facility, and we may face an accelerated obligation to repay our indebtedness.
We have several financing arrangements that contain financial and other covenants. If we fail to comply with any of the covenants, it may cause a default under one or more of our financing arrangements, which could limit our ability to obtain additional financing under our existing credit facility, require us to pay higher levels of interest or accelerate our obligations to repay our indebtedness.
Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2014, approximately 23% of our salons are franchised locations. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed and our financial results could be affected.
In addition, our franchises are subject to the same general economic risks as our Company, and their results are influenced by competition, market trends, and disruptions in their markets due to severe weather and other external events. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially since many of them are small businesses with much more limited access to financing than our Company, or by the limited supply of favorable real estate for new salon locations. A deterioration in the financial results of our franchisees, or a failure of our franchisees to renew their franchise agreements, could adversely affect our operating results through decreased royalty payments, fees and product revenues.
If we are not able to successfully compete in our business markets, our financial results may be affected.
Competition on a market by market basis remains challenging as many smaller chain competitors are franchise systems with local operating strength in certain markets. Therefore, our ability to attract guests, raise prices and secure suitable locations in certain markets can be adversely impacted by this competition. If we are not able to successfully compete, our ability to grow same-store sales and increase our revenue and earnings may be impaired.
Changes in the general economic environment may impact our business and results of operations.
Changes to the U.S., Canadian and United Kingdom economies have an impact on our business. General economic factors that are beyond our control, such as interest rates, exchange rates, recession, inflation, deflation, tax rates and policy, energy costs, unemployment trends, extreme weather patterns, other casualty events and other matters that influence consumer confidence and spending, may impact our business. In particular, visitation patterns to our salons can be adversely impacted by increases in unemployment rates and decreases in discretionary income levels.
Failure to simplify and standardize our operating processes across our brands could have a negative impact on our financial results.
Standardization of operating processes across our brands, marketing and products will enable us to simplify our operating model and decrease our costs. Failure to do so could adversely impact our ability to grow revenue and realize further efficiencies within our results of operations.
Changes in our key relationships may adversely affect our operating results.
We maintain key relationships with certain companies, including Walmart. In particular, we have 2,700 SmartStyle/Cost Cutters salons within Walmart locations, including 88 salons opened during fiscal year 2014. The continued operation and growth of this business is dependent on our relationship with Walmart. In addition, our company-owned locations are concentrated with leases with certain major regional and national landlords. Termination or modification of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.
If our investment with Empire Education Group is unsuccessful, our financial results may be affected.
We have a joint venture arrangement with Empire Education Group (EEG), an operator of accredited cosmetology schools. If EEG is unwilling or unable to devote their financial resources or marketing and operational capabilities to our joint venture, or if our joint venture is terminated, we may not be able to realize anticipated profits and our business could be materially adversely affected. In addition, regulatory changes in the for-profit secondary educational market have had negative business impacts including declines in enrollment, revenues and profitability. If our joint venture arrangement with EEG is not successful, we may have a limited ability to terminate or modify this arrangement. If our joint venture with EEG is terminated, there can be no assurance that we will be able to attract new joint venture partners to continue the activities or to operate that business independently.
During fiscal years 2013 and 2012, we recorded noncash impairments of $17.9 and $19.4 million, respectively, related to our investment in EEG. Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, we may be required to take additional noncash impairment charges related to our investments and such noncash impairments could be material to our consolidated balance sheet and results of operations. During fiscal years 2014, 2013, and 2012, we recorded our share of pre-tax noncash impairment charges recorded by EEG for goodwill and fixed and intangible assets of $21.2, $2.1 and $8.9 million, respectively. EEG may be required to take additional noncash impairment charges related to long-lived assets and goodwill or establish valuation allowances against certain of its deferred tax assets and our share of such noncash impairment charges or valuation allowances could be material to our consolidated balance sheet and results of operations. EEG does not have any goodwill recorded as of June 30, 2014. As of June 30, 2014, our share of EEG's deferred tax assets was $7.8 million.
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
Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The Company's corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota that is owned by the Company.
The Company also operates small offices in Edina, Minnesota; New York, New York; Toronto, Canada; Coventry and London, England; and Chattanooga, Tennessee. These offices are occupied under long-term leases.
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
The Company also leases the premises in which approximately 80% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
None of the Company's salon leases are individually material to the operations of the Company and the Company expects that it will be able to renew its leases on satisfactory terms as they expire or identify and secure other suitable locations. See Note 8 to the Consolidated Financial Statements.
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
In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in June 2014 the Special Litigation Committee filed a motion requesting the court dismiss the shareholder derivative action.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchase of Equity Securities
Regis common stock is listed and traded on the New York Stock Exchange under the symbol "RGS."

The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2014 and 2013 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.
As of August 12, 2014, Regis shares were owned by approximately 17,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The common stock price was $14.46 per share on August 12, 2014.

	Fiscal Years
	2014		2013
Fiscal Quarter	High	Low	High	Low
1st Quarter	$17.97	$14.50	$19.54	$16.26
2nd Quarter	16.15	13.99	19.59	15.79
3rd Quarter	14.64	11.48	18.69	16.34
4th Quarter	14.20	12.62	19.14	16.04
The Company paid dividends of $0.06 per share per quarter during fiscal year 2013 and the first and second quarters of fiscal year 2014. In December 2013, the Company announced a new capital allocation policy. As a result of this policy, the Board of Directors elected to discontinue declaring regular quarterly dividends.
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
The Peer Group consists of the following companies: Advance Auto Parts, Inc., Boyd Gaming Corp., Brinker International, Inc., Outerwall, Inc. (formerly Coinstar, Inc.), Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Keurig Green Mountain, Inc., H&R Block, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the guest service element is a critical component to the business and a target of moderate guests in terms of income and style, excluding apparel companies. The Peer Group is the same group of companies the Company utilized as its peer group for executive compensation purposes in fiscal years 2014 and 2013. Information regarding executive compensation will be set forth in the 2014 Proxy statement.
The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2009 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2014

	June 30,
	2009	2010	2011	2012	2013	2014
Regis	$100.00	$90.29	$89.85	$106.87	$99.03	$85.58
S & P 500	100.00	114.43	149.55	157.70	190.18	236.98
S & P 400 Midcap	100.00	124.93	174.13	170.07	212.90	266.63
Dow Jones Consumer Service Index	100.00	122.92	169.26	191.77	246.31	301.09
Peer Group	100.00	117.07	210.96	189.19	275.21	329.90
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005 and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2014, a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2014, $58.7 million remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2014	2013	2012
Repurchased shares	—	909,175	—
Average Price (per share)	$—	$16.32	$—
Price range (per share)	$—	$15.99 - $16.84	$—
Total	$—	$14.9 million	$—

Item 6.    Selected Financial Data
Beginning with the period ended September 30, 2012 the Hair Restoration Centers operations were accounted for as discontinued operations. All periods presented reflect the Hair Restoration Centers as discontinued operations.
The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of this Report on Form 10-K.

	Fiscal Years
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Revenues	$1,892,437	$2,018,713	$2,122,227	$2,180,181	$2,216,648
Operating (loss) income(a)	(33,990)	12,326	(2,167)	(14,282)	76,881
(Loss) income from continuing operations(a)	(137,080)	4,166	(51,743)	(20,939)	25,728
(Loss) income from continuing operations per diluted share	(2.43)	0.07	(0.91)	(0.37)	0.46
Dividends declared, per share	0.12	0.24	0.24	0.20	0.16

	June 30,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Total assets, including discontinued operations	$1,415,949	$1,390,492	$1,571,846	$1,805,753	$1,919,572
Long-term debt and capital lease obligations, including current portion	293,503	174,770	287,674	313,411	440,029
_______________________________________________________________________________

(a)	The following significant items affected operating (loss) income and (loss) income from continuing operations:

•
During fiscal year 2014, the Company experienced significant disruption as result of foundational initiatives implemented at the end of fiscal year 2013 to turn around our business. As a result, the Company's financial performance during fiscal year 2014 was negatively impacted. The Company believes these initiatives have laid the foundation for the Company to execute its turnaround and position the Company for long-term growth and profitability. Management's focus continues to be on reversing the negative impact of the disruption caused by these initiatives and expects our business performance to stabilize and improve over time. During fiscal year 2014, the Company recorded a goodwill impairment charge of $34.9 million associated with Company's Regis salon concept, fixed asset impairment charges of $18.3 million, $15.9 million, net of tax for the Company's share of goodwill and fixed asset impairment charges recorded by EEG and an $83.9 million valuation allowance against the U.S. and U.K. deferred tax assets.

•
During fiscal year 2013, the Company made significant investments in strategies to turn around our business and drive improved long-term sustainable growth and profitability. These included investing in stylist hours, rolling out a new a POS system and salon workstations in our North American salons, restructuring our North American Value field organization and standardizing plan-o-grams and eliminating retail products. As a result, during fiscal year 2013, the Company recorded

$7.4 million in restructuring charges and a $12.6 million inventory write-down. In addition, the Company recognized a net $33.8 million foreign currency translation gain in connection with the sale of Provalliance, recorded net other than temporary impairment charges of $17.9 million associated with the Company's investment in Empire Education Group and incurred a $10.6 million make-whole payment in connection with the prepayment of $89.3 million of senior term notes in June 2013.

•
During fiscal year 2012, the Company recorded a goodwill impairment charge of $67.7 million associated with the Company's Regis salon concept, incremental amortization expense of $16.2 million associated with an adjustment to the useful life of the Company's previously internally developed POS system, $14.4 million for senior management and other restructuring charges, $8.9 million for the Company's share of intangible and fixed asset impairments recorded by Empire Education Group and $36.6 million of other than temporary impairment charges associated with the Company's investments in affiliated companies.

•
During fiscal year 2011, the Company recorded a goodwill impairment charge of $74.1 million associated with the Company's former Promenade salon concept, a $31.2 million valuation reserve related to a note receivable with the purchaser of Trade Secret and $9.2 million of other than temporary impairment charges associated with the Company's investment in MY Style.

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
BUSINESS DESCRIPTION
Regis Corporation owns, franchises and operates beauty salons. As of June 30, 2014, the Company owned, franchised or held ownership interests in 9,674 locations worldwide. The Company's locations consist of 9,456 company-owned and franchised salons and 218 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. See discussion within Part I, Item 1.
RESULTS OF OPERATIONS
Beginning with the period ended September 30, 2012, the Hair Restoration Centers reportable segment was accounted for as a discontinued operation. See Note 2 to the Consolidated Financial Statements. All comparable periods reflect Hair Restoration Centers as a discontinued operation. Explanations are primarily for North American Value, unless otherwise noted. Discontinued operations are discussed at the end of this section.
Beginning in fiscal year 2014, costs associated with field leaders, excluding salons within the North American Premium segment, that were previously recorded within General and Administrative expense are now categorized within Cost of Service and Site Operating expense as a result of the field reorganization that took place in the fourth quarter of fiscal year 2013. Previously, field leaders did not work on the salon floor daily. As reorganized, field leaders now spend most of their time on the salon floor leading and mentoring stylists, and serving guests. As a result, district and senior district leader labor costs are now reported within Cost of Service rather than General and Administrative expenses, and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses.
Beginning in the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business subsequent to the restructuring of its North American field organization that took place in the fourth quarter of fiscal year 2013 and was completed during the second quarter of fiscal year 2014. See Notes 1 and 14 to the Consolidated Financial Statements.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2014	2013	2012	2014	2013	2012	2014	2013	2012
	(Dollars in millions)			% of Total Revenues			Basis Point Increase (Decrease)
Service revenues	$1,480.1	$1,563.9	$1,643.9	78.2%	77.5%	77.5%	70	—	(30)
Product revenues	371.5	415.7	440.0	19.6	20.6	20.7	(100)	(10)	20
Franchise royalties and fees	40.9	39.1	38.3	2.2	1.9	1.8	30	10	10

Cost of service(1)	907.3	930.7	941.7	61.3	59.5	57.3	180	220	(10)
Cost of product(2)	187.2	228.6	221.6	50.4	55.0	50.4	(460)	460	10
Site operating expenses	202.4	203.9	207.0	10.7	10.1	9.8	60	30	10
General and administrative	172.8	226.7	249.6	9.1	11.2	11.8	(210)	(60)	(130)
Rent	322.1	324.7	331.8	17.0	16.1	15.6	90	50	30
Depreciation and amortization	99.7	91.8	105.0	5.3	4.5	4.9	80	(40)	70
Goodwill impairment	34.9	—	67.7	1.8	—	3.2	180	(320)	(20)

Interest expense	22.3	37.6	28.2	1.2	1.9	1.3	(70)	60	(30)
Interest income and other, net	2.0	35.4	5.1	0.1	1.8	0.2	(170)	160	—

Income taxes(3)	(71.1)	10.0	4.4	(130.9)	(99.3)	17.5	N/A	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	(11.6)	(16.0)	(30.9)	(0.6)	(0.8)	(1.5)	20	70	(180)

Income (loss) from discontinued operations, net of taxes	1.4	25.0	(62.4)	0.1	1.2	(2.9)	(110)	410	(350)
____________________________________________________________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of (loss) income from continuing operations before income taxes and equity in loss of affiliated companies. The income tax (expense) benefit basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
North American Value salons:
SmartStyle	$487,722	$509,537	$514,050
Supercuts	343,372	343,464	343,764
MasterCuts	127,758	146,506	159,627
Other Value	471,231	516,074	553,101
Total North American Value salons	1,430,083	1,515,581	1,570,542
North American Premium salons	333,858	373,820	410,563
International salons	128,496	129,312	141,122
Consolidated revenues	$1,892,437	$2,018,713	$2,122,227
Percent change from prior year	(6.3)%	(4.9)%	(2.7)%
Salon same-store sales decrease(1)	(4.8)%	(2.4)%	(3.5)%
_______________________________________________________________________________

(1)
Same-store sales are calculated on a daily basis as the total change in sales for company-owned locations which were open on a specific day of the week during the current period and the corresponding prior period. Quarterly and fiscal year same-store sales are the sum of the same-store sales computed on a daily basis. Locations relocated within a one mile radius are included in same-store sales as they are considered to have been open in the prior period. International same-store sales are calculated in local currencies to remove foreign currency fluctuations from the calculation.

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2014	2013	2012
Same-store sales	(4.8)%	(2.4)%	(3.5)%
Closed salons	(2.6)	(3.3)	(2.3)
New stores and conversions	0.8	1.3	1.3
Other	0.3	(0.5)	1.8
	(6.3)%	(4.9)%	(2.7)%
Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2014	2013	2012
SmartStyle	(5.4)%	(1.1)%	(4.3)%
Supercuts	0.5%	(0.7)%	(0.3)%
MasterCuts	(9.4)%	(5.1)%	(3.3)%
Other Value	(5.4)%	(2.8)%	(2.7)%
Total North American Value salons	(4.5)%	(2.0)%	(2.9)%
North American Premium salons	(6.7)%	(3.1)%	(4.2)%
International salons	(1.5)%	(4.3)%	(9.1)%
Consolidated same-store sales	(4.8)%	(2.4)%	(3.5)%

The same-store sales decrease of 4.8% during fiscal year 2014 was due to a 6.1% decrease in guest visits, partly offset by a 1.3% increase in average ticket. We closed 322 and 492 salons (including 63 and 69 franchised salons) during fiscal years 2014 and 2013, respectively. The Company constructed (net of relocations) 127 company-owned salons during fiscal year 2014. During fiscal year 2014, we acquired 2 company-owned salons via franchise buybacks. We did not acquire any company-owned locations during fiscal year 2013.
The same-store sales decrease of 2.4% during fiscal year 2013 was due to a 3.0% decrease in guest visits, partly offset by a 0.6% increase in average ticket. We closed 492 and 384 salons (including 69 and 51 franchised salons) during fiscal years 2013 and 2012, respectively. The Company constructed (net of relocations) 153 company-owned salons during fiscal year 2013. We did not acquire any company-owned salons during fiscal year 2013 compared to 13 company-owned salons (including 11 franchise buybacks) during fiscal year 2012.
The same-store sales decrease of 3.5% during fiscal year 2012 was due to a 3.4% decrease in guest visits and 0.1% decrease in average ticket. We acquired 13 company-owned salons (including 11 franchise buybacks) during fiscal year 2012 compared to 105 company-owned salons (including 78 franchise buybacks) during fiscal year 2011. The Company constructed (net of relocations) 166 company-owned salons during fiscal year 2012. We closed 384 and 305 salons (including 51 and 60 franchised salons) during fiscal years 2012 and 2011, respectively.
Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:
Service Revenues
The $83.8 million decrease in service revenues during fiscal year 2014 was primarily due to the 3.4% decrease in same-store services sales and the closure of 259 company-owned salons. The decrease in same-store services sales was primarily a result of a 4.9% decrease in same-store guest visits, partly offset by a 1.5% increase in average ticket. Partly offsetting the decrease was growth from construction (net of relocations) of 127 company-owned salons during fiscal year 2014.
The $80.0 million decrease in service revenues during fiscal year 2013 was primarily due to the closure of 423 company-owned salons, same-store service sales decreasing 2.0% and the comparable prior period including an additional day from leap year. The decrease in same-store services sales was primarily a result of a 2.3% decrease in same-store guest visits, partly offset by a 0.3% increase in average ticket. Partly offsetting the decrease was growth from construction (net of relocations) of 153 company-owned salons during fiscal year 2013.
The $51.5 million decrease in service revenues during fiscal year 2012 was primarily due the closure of 333 company-owned salons and same-store service sales decreasing 3.7%. The decrease in same-store services sales was primarily a result of a 3.1% decrease in same-store guest visits and a 0.6% decrease in average ticket due to promotional programs designed to generate additional guest visits. Partly offsetting the decrease was growth from construction (net of relocations) of 166 company-owned salons and acquisition of 13 company-owned salons during fiscal year 2012 and the additional day from leap year.
Product Revenues
The $44.3 million decrease in product revenues during fiscal year 2014 was primarily due to same-store product sales decreasing 10.3% and the closure of 259 company-owned salons. This was partly offset by an increase in product sales to franchisees primarily due to increases in franchised locations and product sales from 127 newly constructed company-owned salons (net of relocations) during fiscal year 2014. The decrease in same-store product sales was primarily a result of a 14.7% decrease in same-store guest visits, partly offset by a 4.4% increase in average ticket.
The $24.3 million decrease in product revenues during fiscal year 2013 was primarily due to same-store product sales decreasing 3.9%, the closure of 423 company-owned salons and the comparable prior period including an additional day from leap year, partly offset by an increase in product sales to franchisees primarily due to increases in franchised locations and product sales from 153 newly constructed company-owned salons (net of relocations) during fiscal year 2013. The decrease in same-store product sales was primarily a result of a 6.5% decrease in same-store guest visits, partly offset by a 2.6% increase in average ticket.
The $7.4 million decrease in product revenues during fiscal year 2012 was primarily due to same-store product sales decreasing 2.7%, and the closure of 333 company-owned salons, partly offset by the additional day from leap year and an increase in product sales to franchisees primarily due to increases in franchised locations and product sales from 166 newly constructed company-owned salons (net of relocations) and acquisition of 13 company-owned salons during fiscal year 2012. The decrease in same-store product sales was primarily a result of a 5.3% decrease in same-store guest visits, partly offset by a 2.6% increase in average ticket.

Royalties and Fees
Total franchised locations open at June 30, 2014 and 2013 were 2,179 and 2,082, respectively. The $1.8 million increase in royalties and fees was due to increased franchised locations during fiscal year 2014 and same-store sales increases at franchised locations.
Total franchised locations open at June 30, 2013 and 2012 were 2,082 and 2,016, respectively. The $0.8 million increase in royalties and fees was due to increased franchised locations during fiscal year 2013 and same-store sales increases at franchised locations.
Total franchised locations open at June 30, 2012 and 2011 were 2,016 and 1,936, respectively. During fiscal year 2012, we purchased a 60.0% ownership interest in a franchise network, consisting of 31 franchised locations. The $1.0 million increase in royalties and fees was also due to same-store sales increases at franchised locations, partly offset by the Company purchasing 11 of our franchised salons during fiscal year 2012.
Cost of Service
The 180 basis point increase in cost of service as a percent of service revenues during fiscal year 2014 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. The change in the expense categorization accounted for 140 basis points of the increase for fiscal year 2014. The remaining increase of 40 basis points for fiscal year 2014 was primarily the result of negative leverage from stylist hours caused by a decline in same-store service sales, increased stylists wages and an increase in healthcare costs, partly offset by cost reductions due to the field reorganization and lower levels of bonuses and the lapping of a full commission coupon event that was not repeated this year.
The 220 basis point increase in cost of service as a percent of service revenues during fiscal year 2013 was primarily due to increased labor costs in our North American Value salons, a result of the Company's strategy to increase stylist hours in order to reduce guest wait times and improve the overall guest experience, and the negative leverage this created with same-store service sales declines. The Company made slight improvement during the year in optimizing salon schedules to align with guest traffic. Also contributing to the basis point increase was the Company's decision earlier in the year to compensate stylists on the gross sales amount during certain coupon events and an increase in health insurance expense due to higher claims.
The 10 basis point decrease in cost of service as a percent of service revenues during fiscal year 2012 was due to lower commissions as a result of leveraged pay plans for new stylists and a decrease in salon health insurance costs due to lower claims, partly offset by decreased productivity in our North American Value and Premium salons.
Cost of Product
The 460 basis point decrease in cost of product as a percent of product revenues during fiscal year 2014 was primarily the result of lapping a $12.6 million non-cash impairment charge recorded during the fourth quarter of fiscal year 2013. Prior year clearance sales in connection with standardizing plan-o-grams and reducing retail product assortments and reduced sales commissions in fiscal year 2014 further contributed to the decrease in cost of product as a percent of product revenues.
The 460 basis point increase in cost of product as a percent of product revenues during fiscal year 2013 was mainly attributed to our inventory simplification program, which standardized retail plan-o-grams, eliminated retail products and consolidated from four own-branded product lines to one. In connection with these activities, the Company sold through clearance approximately $8.0 million of product and liquidated approximately $12.6 million of remaining inventory into non Regis distribution channels within the parameters of existing supply agreements. While negatively impacting cost of product as a percent of product revenues, clearance sales and liquidation of inventories generated higher cash returns than past practices of repackaging and returning products to distribution centers for restocking, disposal or return to vendors. Further impacting cost of product as a percent of product sales were Hurricane Sandy product donations, partly offset by reductions to commissions paid on retail sales.
The 10 basis point increase in cost of product as a percentage of product revenues during fiscal year 2012 was primarily due to increases in freight costs due to higher fuel prices partly offset by a reduction in commissions paid to new employees on retail product sales in our North American Value and Premium salons.
Site Operating Expenses
Site operating expenses decreased $1.6 million during fiscal year 2014. After considering the prior year change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013, site operating expense decreased $10.1 million during fiscal year 2014, primarily from cost savings initiatives to lower utilities, janitorial and repairs and maintenance expenses, lower travel expense due to the field reorganization, reduced incentive compensation from lower same-store sales and reduced freight and self-insurance expenses. These were partly offset by increased salon connectivity costs to support the Company’s new POS system and salon workstations and increased marketing costs. The change in basis points during fiscal year 2014 was negatively impacted from negative leverage as a result of a decline in same-store sales.
The 30 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2013 was primarily due to negative leverage from the decrease in same-store sales. Site operating expenses declined $3.1 million primarily within our North American Value and Premium segments due to a decrease in advertising costs, utilities and janitorial expense, partly offset by increases in salon connectivity costs to support the Company's new POS system and salon workstations and higher salon repairs and maintenance expense.
The 10 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage from the decrease in same-store sales.
General and Administrative
General and administrative expense (G&A) declined $53.9 million, or 210 basis points as a percent of consolidated revenues, during fiscal year 2014. This improvement was primarily due to the change in expense categorization as a result of the field reorganization. The change in expense categorization accounted for $29.6 million of the decrease for fiscal year 2014. The remaining decrease of $24.3 million during fiscal year 2014 was primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings from various initiatives and the field reorganization, reduced health insurance costs and a favorable deferred compensation adjustment within our Unallocated Corporate segment, partly offset by legal and professional fees. The Company remains focused on simplification to drive further costs efficiencies.
G&A declined $22.9 million, or 60 basis points as a percent of consolidated revenues, during fiscal year 2013. This improvement was primarily due to reductions in salaries and benefits from our corporate reorganization executed in the prior year, certain cost savings initiatives in fiscal year 2013 and reduced levels of incentive pay in fiscal year 2013, partly offset by costs associated with rolling out our new POS system.
The $36.2 million decrease or 130 basis point improvement in G&A costs as a percent of consolidated revenues during fiscal year 2012 was the result of lapping a $31.2 million valuation reserve on the note receivable with the purchaser of Trade Secret in fiscal year 2011. Also contributing to the improvement during fiscal year 2012 was a reduction in salaries and other employee benefits as a result of the reduction in Salon Support workforce that occurred in January 2012. Partly offsetting these improvements were incremental costs associated with the Company's senior management restructuring, severance charges and professional fees incurred in connection with the contested proxy and the exploration of alternatives for non-core assets.
Rent
Rent expense decreased by $2.6 million during fiscal year 2014 primarily due to salon closures, mainly within our North American Value and Premium segments. The 90 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2014 was primarily due to negative leverage associated with this fixed cost category.
Rent expense decreased by $7.1 million during fiscal year 2013 primarily due to salon closures, mainly within our North American Value and Premium segments. The 50 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2013 was primarily due to negative leverage associated with this fixed cost category.
The 30 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2012 was primarily due to negative leverage in this fixed cost category due to negative same-store sales, partly offset by favorable common area maintenance adjustments from landlords and salon closures.
Depreciation and Amortization
Depreciation and amortization expense (D&A) increased $8.0 million or 80 basis points as a percent of consolidated revenues during fiscal year 2014. This increase was primarily due to increased fixed asset impairment charges recorded in our North American Premium and Value segments, partly offset by declines in depreciation expense as a result of the fixed asset impairment charges recorded during fiscal years 2014 and 2013.
D&A decreased $13.2 million or 40 basis points as a percent of consolidated revenues during fiscal year 2013. This decrease was primarily due to our lapping $16.2 million of accelerated amortization associated with the adjustment to the useful life of the Company's previously internally developed POS system. Partly offsetting the 40 basis point improvement was $1.9 million ($1.2 million net of tax or $0.02 per diluted share) of accelerated depreciation expense in the current year associated with exiting a leased building in conjunction with consolidating the Company's headquarters and negative leverage from the decrease in same-store sales.
D&A increased $12.8 million or 70 basis points as a percent of consolidated revenues during fiscal year 2012. This increase was primarily due to $16.2 million ($10.2 million net of tax or $0.18 per diluted share) of accelerated amortization expense in the current year resulting from the useful life adjustment of the Company's internally developed POS system and negative leverage from the decrease in same-store sales. Partly offsetting the basis point increase was the continuation of a decrease in depreciation expense from the reduction in salon construction beginning in fiscal year 2009 as compared to historical levels prior to fiscal year 2009.
Goodwill Impairment
The Company recorded a goodwill impairment charge of $34.9 million related to the Regis salon concept during fiscal year 2014. The Company redefined its operating segments during the second quarter of fiscal year 2014. In addition, overall performance trends were down. For these reasons, the Company was required to perform this goodwill assessment in the second quarter of fiscal year 2014. As a result of this non-cash charge, the Company has no further goodwill on its balance sheet associated with the Regis salon concept (North American Premium). The Company remains focused on improving the performance of this business as it stabilizes and turns around the business. See Notes 1 and 4 to the Consolidated Financial Statements.
The Company did not record a goodwill impairment charge in fiscal year 2013.
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
Interest Expense
Interest expense decreased by $15.3 million during fiscal year 2014 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013 and decreased average outstanding debt and related interest rates compared to the prior year.
Interest expense increased by $9.3 million during fiscal year 2013 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013, partly offset by decreased debt levels as compared to fiscal year 2012.
The 30 basis point improvement in interest as a percent of consolidated revenues during fiscal year 2012 was primarily due to decreased debt levels as compared to fiscal year 2011.
Interest Income and Other, net
Interest income and other, net decreased $33.4 million or 170 basis points as a percent of consolidated revenues during fiscal year 2014. This decrease was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during fiscal year 2013.
Interest income and other, net increased $30.3 million or 160 basis points as a percent of consolidated revenues during fiscal year 2013. This increase was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance, partly offset by fiscal year 2012 including a favorable legal settlement and the foreign currency impact on the Company's investment in MY Style.
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
Income Taxes
During fiscal year 2014, the Company recognized income tax expense of $71.1 million on $54.3 million of loss from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (130.9)%. The recorded tax expense and effective tax rate for fiscal year 2014 are higher than would be expected as a result of the $84.4 million non-cash valuation allowance established against the Company's U.S. and U.K. deferred tax assets and the tax effect of the $34.9 million goodwill impairment charge, which was partly non-deductible for tax purposes. Because we have a valuation allowance against most of our deferred tax assets, our effective tax rate will likely fluctuate from quarter-to-quarter. Going forward, we expect a component of our income tax rate to include non-cash tax expense relating to tax benefits on certain indefinite-lived assets that we cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place.
During fiscal year 2013, the Company recognized an income tax benefit of $10.0 million on $10.1 million of income from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (99.3)%. The larger than expected effective tax rate benefit was because the $33.8 million foreign currency translation gain recognized at the time of the sale of Provalliance was primarily non-taxable, along with a benefit from Work Opportunity Tax Credits.
During fiscal year 2012, the Company recognized an income tax benefit of $4.4 million on $25.3 million of losses from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of 17.5%. The smaller than expected effective tax rate was primarily because the $67.7 million Regis salon concept goodwill impairment charge was partly non-deductible for tax purposes.
Equity in Loss of Affiliated Companies, Net of Income Taxes
The loss in affiliated companies, net of taxes for fiscal year 2014, was primarily due to the Company recording its portion of EEG's goodwill impairment charge ($12.6 million, net of taxes) and fixed asset impairment charges ($3.3 million, net of taxes), partly offset by the recovery of $3.1 million on previously impaired investments in Yamano. See Note 5 to the Consolidated Financial Statements.
The loss in affiliated companies, net of taxes for fiscal year 2013 was primarily due to the Company's $17.9 million other than temporary impairment charge recorded on its investment in EEG, partly offset by the Company's share of EEG's net income and a $0.6 million gain on the Provalliance Equity Put that automatically terminated as a result of the sale of the Company's investment in Provalliance. See Note 5 to the Consolidated Financial Statements.
The loss in affiliated companies, net of taxes for fiscal year 2012 was primarily due to the impairment losses of $17.2 and $19.4 million recorded on our investments in Provalliance and EEG, respectively. In conjunction with entering into a purchase agreement to sell Provalliance, the Company recorded a $37.4 million other than temporary impairment charge on its investment in Provalliance and $20.2 million reduction in the fair value of the Equity Put, resulting in a net impairment charge of $17.2 million. The Company recorded a $19.4 million other than temporary impairment charge for the excess of the carrying value of its investment in EEG over the fair value. The Company also recorded its $8.7 million share of an intangible asset impairment recorded directly by EEG. These impairments recorded during fiscal year 2012 were partly offset by our share of earnings of $9.7 and $4.7 million recorded for our investments in Provalliance and EEG, respectively. See Note 5 to the Consolidated Financial Statements.
Income from Discontinued Operations, net of Taxes
During fiscal year 2014, the Company recognized a $1.4 million tax benefit from discontinued operations for the release of tax reserves associated with the disposition of our Trade Secret salon concept. See Note 2 to the Consolidated Financial Statements.
During fiscal year 2013, the Company recognized $25.0 million of income, net of taxes from discontinued operations, primarily from an after-tax gain of $17.8 million realized upon the sale of Hair Club and $12.6 million of income from Hair Club operations, net of taxes, partly offset by $5.4 million of expense, net of taxes, associated with professional and transaction fees.
During fiscal year 2012, the Company recognized $62.4 million of loss, net of taxes from discontinued operations, primarily from a $61.9 million loss, net of taxes from Hair Club operations, as a result of the $78.4 million goodwill impairment charge, and $1.6 million of expense, net of taxes associated with professional and transaction fees, partly offset by $1.1 million tax benefit related to the release of tax reserves associated with the disposition of our Trade Secret salon concept.
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
As of June 30, 2014, cash and cash equivalents were $378.6 million, with $349.1, $13.5 and $16.0 million in the U.S., Canada and Europe, respectively.
We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of June 30, 2014, the Company had no outstanding borrowings under the facility and had outstanding standby letters of credit under the facility of $2.2 million, primarily related to its self-insurance program. Accordingly, unused available credit under the facility at June 30, 2014 was $397.8 million. Refer to additional discussion under Financing Arrangements.
Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At June 30, 2014, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.
Uses of Cash
In December 2013, the Company announced the implementation of a new capital allocation policy. Three key principles underlying this strategy focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to existing shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns. As a result of this strategy, the Company intends to retain excess cash during its ongoing turnaround efforts and focus primarily on growing the number of franchised locations and expanding company-owned locations primarily through its partnership with Walmart.
Cash Flows
Cash Flows from Operating Activities
Fiscal year 2014 cash provided by operating activities of $117.4 million increased by $48.3 million compared to the previous fiscal year, primarily as a result of increased cash provided by working capital partly offset by the operating loss. The $75.6 million working capital improvement over the previous year was primarily the result of cash received in fiscal year 2014 for income tax refunds and the collection of weekend credit card receivables outstanding at the end of the previous fiscal year. Fiscal year 2013 working capital included cash used for increased deferred compensation payments and build of the outstanding income tax receivable collected in fiscal year 2014.
Fiscal year 2013 cash provided by operating activities of $69.1 million declined by $84.6 million compared to the previous fiscal year. Despite higher earnings in the fiscal year 2013, the decrease was attributable to decreases in revenues and increased cost of service and product resulting in changes in working capital. Cash payments of deferred compensation and income taxes also contributed to declines in cash provided by operating activities.
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
Cash Flows from Investing Activities
Cash used in investing activities during fiscal year 2014 of $44.4 million was less than the $165.1 million cash provided in fiscal year 2013. In fiscal year 2014, we used $49.4 million for capital expenditures and received $3.1 million from the recovery of the Company's previously impaired investment in Yamano and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.
Cash provided by investing activities during fiscal year 2013 of $165.1 million was greater than the $90.9 million use of cash in fiscal year 2012. In fiscal year 2013, we received $266.2 million from sales of Hair Club and Provalliance and $26.4 million from EEG related to principal payments on the outstanding note receivable and revolving line of credit. These were partly offset by the Company placing $24.5 million into restricted cash to collateralize its self-insurance program, enabling the Company to reduce fees associated with previously utilized standby letters of credit and increased capital expenditures primarily related to the Company's POS system implementation.
Cash used by investing activities of $90.9 million during fiscal year 2012 was less than fiscal year 2011 of $144.3 million due to the comparable prior period including the acquisition of approximately 17% additional equity interest in Provalliance for

$57.3 million, a decrease in the amount of cash paid for acquisitions during fiscal year 2012, partly offset by an increase in capital expenditures during fiscal year 2012 for a POS system and new salon construction.
Cash Flows from Financing Activities
During fiscal years 2014, 2013 and 2012, cash provided by (used in) financing activities were for net borrowings (repayments) of long-term debt of $111.0, $(118.2) and $(29.7) million, respectively and dividend payments of $6.8, $13.7 and $13.9 million, respectively. During fiscal year 2014, the Company issued $120.0 million aggregate principal amount of senior unsecured notes due December 2017. During fiscal year 2013, the Company repurchased $14.9 million of common stock and prepaid $89.3 million in private placement debt.
Financing Arrangements
Financing activities are discussed in Note 7 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
Management believes cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. As of June 30, 2014, we have $397.8 million available under our existing revolving credit facility. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2014.
The Company's financing arrangements consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2014	2013	2014	2013
	(fiscal year)			(Dollars in thousands)
Convertible senior notes(1)(2)	2015	5.0%	5.0%	$172,246	$166,454
Senior term notes	2018	5.75	—	120,000	—
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	1,257	8,316
				293,503	174,770
Less current portion (1)				(173,501)	(173,515)
Long-term portion				$120,002	$1,255
_______________________________________________________________________________

(1)
As of June 30, 2013, the Company included the convertible senior notes within long-term debt, current portion on the Consolidated Balance Sheet as the holders of the senior convertible notes had the option to convert at any time after April 15, 2014.

(2)	In July 2014, the Company settled the convertible senior notes with $172.5 million in cash.
In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% unsecured senior notes due December 2017. Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The entire outstanding principal is due at maturity.
The Company has a $400.0 million unsecured five-year revolving credit facility that expires in June 2018 and includes, among other things, a maximum leverage ratio covenant, a minimum fixed charge coverage ratio covenant and certain restrictions on liens, liquidity and other indebtedness. The Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the Credit Agreement include a change of control of the Company.
During June 2013, the Company prepaid $89.3 million of unsecured, fixed rate, senior term notes outstanding under a private shelf agreement.

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2014	28.9%	1,200
2013	16.9	(750)
2012	24.4	110
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point increase in the debt to capitalization ratio as of June 30, 2014 compared to June 30, 2013 was primarily due to the issuance of the $120.0 million Senior Term Notes, the $34.9 million non-cash goodwill impairment charge for the Regis salon concept, the $84.4 million non-cash valuation allowance established against the United States and United Kingdom deferred tax assets and the $12.6 million (net of tax) charge recorded by the Company for its share of the noncash goodwill impairment charge recorded by EEG.
The basis point improvement in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.
The basis point increase in the debt to capitalization ratio as of June 30, 2012 compared to June 30, 2011 was primarily due to the decrease in shareholders' equity as a result of the non-cash goodwill impairment charges related to the Regis salon concept and Hair Restoration Centers reporting unit and a $36.6 million net impairment charge associated with our investments in Provalliance and EEG. Partly offsetting the impact of the decrease in shareholders' equity was a decrease in debt levels.
Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2014:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$292,246	$172,246	$—	$120,000	$—
Capital lease obligations	1,257	1,255	2	—	—
Other long-term liabilities	16,338	3,242	3,570	2,166	7,360
Total on-balance sheet	309,841	176,743	3,572	122,166	7,360
Off-balance sheet(a):
Operating lease obligations	952,010	299,067	411,510	178,635	62,798
Interest on long-term debt and capital lease obligations	24,705	7,321	13,800	3,584	—
Total off-balance sheet	976,715	306,388	425,310	182,219	62,798
Total	$1,286,556	$483,131	$428,882	$304,385	$70,158
_______________________________________________________________________________

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.
On-Balance Sheet Obligations
Our long-term obligations are composed primarily of convertible debt and senior term notes. There were no outstanding borrowings under our revolving credit facility at June 30, 2014. Interest payments on long-term debt and capital lease obligations are estimated based on each debt obligation's agreed upon rate as of June 30, 2014 and scheduled contractual repayments.

Other long-term liabilities of $16.3 million include $13.0 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $3.3 million related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.
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
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their level within the Company. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $2.9 and $7.7 million and are included in accrued liabilities and other noncurrent liabilities, respectively, in the Consolidated Balance Sheet at June 30, 2014. See Note 10 to the Consolidated Financial Statements.
As of June 30, 2014, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. During the fourth quarter ended June 30, 2014, the Company paid $9.5 million to the IRS in anticipation of resolution of various issues related to income tax returns for fiscal years 2010 and 2011. See Note 9 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $181.6 million, which are reimbursed to the Company by franchisees, and the guarantee of operating leases of salons operated by the purchaser of Trade Secret with future minimum lease payments of approximately $1.0 million. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.
We are a party to a variety of contractual agreements under which we may be obligated to indemnify the other party for certain matters, which indemnities may be secured by operation of law or otherwise, in the ordinary course of business. These contracts primarily relate to our commercial contracts, operating leases and other real estate contracts, financial agreements, agreements to provide services and agreements to indemnify officers, directors and employees in the performance of their work. While our aggregate indemnification obligation could result in a material liability, we are not aware of any current matter that we expect to result in a material liability.
We do not have other unconditional purchase obligations or significant other commercial commitments such as commitments under lines of credit and standby repurchase obligations or other commercial commitments.
We continue to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations.
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2014. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
We paid dividends of $0.12 per share during fiscal year 2014 and $0.24 per share during fiscal years 2013 and 2012. In December 2013, the Company announced a new capital allocation policy. As a result of this policy, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005 and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company did not repurchase any shares during fiscal year 2014 or 2012. The Company repurchased 909,175 shares of common stock through its share repurchase program during fiscal year 2013 for $14.9 million. As of June 30, 2014, a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2014, $58.7 million remained outstanding under the approved stock repurchase program.

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
Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements. We believe the following accounting policies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations.
Investments In Affiliates
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
During fiscal years 2013 and 2012, the Company recorded noncash impairments of $17.9 and $19.4 million, respectively, related to its investment in EEG. Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, the Company may be required to take additional noncash impairment charges related to its investments and such noncash impairments could be material to its consolidated balance sheet and results of operations. Based on EEG's annual goodwill impairment assessment during fiscal year 2014, the Company's portion of EEG's estimated fair value exceeds carrying value of its investment by approximately 10 percent. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for-profit secondary educational market could lead to other than temporary impairments of the Company's investment in EEG. In addition, EEG may be required to record noncash impairment charges related to long-lived assets or establish valuation allowances against certain of its deferred tax assets and our share of such noncash impairment charges or valuation allowances could be material to the Company's consolidated balance sheet and results of operations. During fiscal years 2014, 2013 and 2012, the Company recorded its share, $21.2, $2.1 and $8.9 million, respectively, of noncash impairment charges recorded directly by EEG for goodwill and long-lived and intangible assets. As of June 30, 2014, EEG has no goodwill. As of June 30, 2014, our share of EEG's deferred tax assets was $7.8 million. See Note 5 to the Consolidated Financial Statements.
Goodwill
Goodwill is tested for impairment annually during the Company's fourth fiscal quarter or at the time of a triggering event. In evaluating whether goodwill is impaired, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, as a basis for determining if the Company needs to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than the carrying value, the Company does not need to perform the two-step impairment test. Depending on certain factors, the Company may elect to proceed directly to the two-step impairment test. In the two-step goodwill impairment assessment, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The Company's reporting units are its operating segments.
In assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company evaluates certain factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit.

The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.
For the two-step impairment test, the Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company periodically engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.
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
As a result of our annual impairment test during the fourth quarter of 2014, fair values of the Company's reporting units were deemed to be greater than their respective carrying values. For the fiscal year 2014 annual impairment testing of goodwill, respective fair values of the Company's reporting units with goodwill exceeded carrying values by greater than 20.0%.
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
Second, the Regis and f Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test. The disruptive impact of foundational initiatives announced in the fourth quarter of fiscal year 2013 on the first two fiscal quarters of 2014 was greater than anticipated.
Pursuant to the change in operating segments and the lower than projected same-store sales, during the second quarter of fiscal year 2014, the Company performed interim goodwill impairment tests on its former Regis and Promenade reporting units. The impairment tests resulted in a $34.9 million non-cash goodwill impairment charge on the former Regis reporting unit and no impairment on the former Promenade reporting unit, as its estimated fair value exceeded its carrying value by approximately 12.0%. The impairment was only partly deductible for tax purposes resulting in a tax benefit of $6.3 million. See Note 9 to the Consolidated Financial Statements.
In connection with the change in operating segment structure, the Company changed its North American reporting units from five reporting units: SmartStyle, Supercuts, MasterCuts, Regis and Promenade, to two reporting units: North American Value and North American Premium. Based on the changes to the Company's operating segment structure, goodwill has been reallocated to the new reporting units at June 30, 2014 and 2013.
Analyzing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
During fiscal years 2014 and 2012, the Company impaired $34.9 and $67.7 million, respectively, of goodwill associated with our North American Premium reporting unit. No goodwill impairment charges were recorded during fiscal year 2013.
As of June 30, 2014, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 30.0%.

A summary of the Company's goodwill balance by reporting unit follows:

	June 30,
Reporting Unit	2014	2013
	(Dollars in thousands)
North American Value	$425,264	$425,932
North American Premium	—	34,953
Total	$425,264	$460,885
_______________________________________________________________________________
(1)    As of June 30, 2014 and 2013, the International reporting unit had no goodwill.
See Note 4 to the Consolidated Financial Statements.
Long-Lived Assets, Excluding Goodwill
The Company assesses the impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets that do not recover the carrying values. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the Consolidated Statement of Operations.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
North American Value	$11,714	$5,031	$2,892
North American Premium	5,014	3,042	3,174
International	1,599	151	570
Total	$18,327	$8,224	$6,636
Income Taxes
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
During fiscal year 2014, the impacts from the foundational initiatives implemented in the prior year continued to negatively impact the Company's financial performance. Due to recent negative financial performance and cumulative losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not the U.S. and U.K. deferred tax assets would be fully realized and established a valuation allowance on the U.S. and U.K. deferred tax assets.
A summary of the activity for the deferred tax asset valuation allowance follows:

Fiscal Year 2014
(Dollars in thousands)
Balance, June 30, 2013	$—
Establishment of valuation allowance against U.S. & U.K. deferred tax assets	84,391
Changes to deferred tax asset valuation allowance	(469)
Balance, June 30, 2014	$83,922
The Company will continue to assess its ability to realize its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.
The Company reserves for potential liabilities related to anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.
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
During fiscal year 2014 and 2013, the Company incurred $3.3 million and $1.2 million of expense in conjunction with the derivative shareholder action. During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
The primary market risk exposure of the Company relates to changes in interest rates in connection with its debt, specifically the revolving credit facility which bears interest at variable rates based on LIBOR plus an applicable borrowing margin. Additionally, the Company is exposed to foreign currency translation risk related changes in the Canadian dollar and British Pound. The Company has established policies and procedures that govern the management of these exposures through the use of derivative financial instrument contracts. By policy, the Company does not enter into such contracts for the purpose of speculation. The following details the Company's policies and use of financial instruments.
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2014, the Company did not have any outstanding variable rate debt as there were no amounts outstanding on the revolving credit facility. The Company had outstanding fixed rate debt balances of $293.5 and $174.8 million at June 30, 2014 and 2013, respectively.
Foreign Currency Exchange Risk:
Over 85% of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2014, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2014, 2013 and 2012, the foreign currency gain included in net income was $0.1, $33.4 and $0.4 million, respectively. During fiscal year 2013, Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance.

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
Management has assessed the Company's internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. Based on the assessment of the Company's internal control over financial reporting, management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was effective.
The Company's independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of the Company's internal control over financial reporting as of June 30, 2014, as stated in their report which follows in Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2014 and June 30, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Statement of Responsibility for Financial Statements and Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 26, 2014

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$378,627	$200,488
Receivables, net	25,808	33,062
Inventories	137,151	139,607
Deferred income taxes	133	24,145
Income tax receivable	6,461	33,346
Other current assets	65,086	57,898
Total current assets	613,266	488,546
Property and equipment, net	266,538	313,460
Goodwill	425,264	460,885
Other intangibles, net	19,812	21,496
Investment in affiliates	28,611	43,319
Other assets	62,458	62,786
Total assets	$1,415,949	$1,390,492
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt, current portion	$173,501	$173,515
Accounts payable	68,491	66,071
Accrued expenses	142,720	137,226
Total current liabilities	384,712	376,812
Long-term debt and capital lease obligations	120,002	1,255
Other noncurrent liabilities	190,454	155,011
Total liabilities	695,168	533,078
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 56,651,166 and 56,630,926 common shares at June 30, 2014 and 2013, respectively	2,833	2,832
Additional paid-in capital	337,837	334,266
Accumulated other comprehensive income	22,651	20,556
Retained earnings	357,460	499,760
Total shareholders' equity	720,781	857,414
Total liabilities and shareholders' equity	$1,415,949	$1,390,492
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

	Fiscal Years
	2014	2013	2012
Revenues:
Service	$1,480,103	$1,563,890	$1,643,891
Product	371,454	415,707	440,048
Royalties and fees	40,880	39,116	38,288
	1,892,437	2,018,713	2,122,227
Operating expenses:
Cost of service	907,294	930,687	941,671
Cost of product	187,204	228,577	221,635
Site operating expenses	202,359	203,912	207,031
General and administrative	172,793	226,740	249,634
Rent	322,105	324,716	331,769
Depreciation and amortization	99,733	91,755	104,970
Goodwill impairment	34,939	—	67,684
Total operating expenses	1,926,427	2,006,387	2,124,394
Operating (loss) income	(33,990)	12,326	(2,167)
Other (expense) income:
Interest expense	(22,290)	(37,594)	(28,245)
Interest income and other, net	1,952	35,366	5,098
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	(54,328)	10,098	(25,314)
Income taxes	(71,129)	10,024	4,430
Equity in loss of affiliated companies, net of income taxes	(11,623)	(15,956)	(30,859)
(Loss) income from continuing operations	(137,080)	4,166	(51,743)
Income (loss) from discontinued operations, net of taxes (Note 2)	1,353	25,028	(62,350)
Net (loss) income	$(135,727)	$29,194	$(114,093)
Net (loss) income per share:
Basic and diluted:
(Loss) income from continuing operations	(2.43)	0.07	(0.91)
Income (loss) from discontinued operations	0.02	0.44	(1.09)
Net (loss) income per share, basic and diluted (1)	$(2.40)	$0.51	$(2.00)
Weighted average common and common equivalent shares outstanding:
Basic	56,482	56,704	57,137
Diluted	56,482	56,846	57,137
Cash dividends declared per common share	$0.12	$0.24	$0.24
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2014	2013	2012
Net (loss) income	$(135,727)	$29,194	$(114,093)
Other comprehensive income (loss):
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	1,930	(1,349)	(24,254)
Reclassification adjustments for gains included in net (loss) income	—	(33,842)	—
Net current period foreign currency translation adjustments	1,930	(35,191)	(24,254)
Recognition of deferred compensation and other, net of tax expense of $411 and $644, in fiscal years 2013 and 2012, respectively	165	656	1,029
Change in fair market value of financial instruments designated as cash flow hedges, net of tax (benefit) expense of $0, $(12) and $210, respectively	—	(23)	393
Other comprehensive income (loss)	2,095	(34,558)	(22,832)
Comprehensive loss	$(133,632)	$(5,364)	$(136,925)
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2011	57,710,811	$2,886	$341,190	$77,946	$610,597	$1,032,619
Net loss					(114,093)	(114,093)
Foreign currency translation adjustments				(24,254)		(24,254)
Proceeds from exercise of SARs & stock options	60	—	—			—
Stock-based compensation			7,597			7,597
Shares issued through franchise stock incentive program	18,844	1	305			306
Recognition of deferred compensation and other, net of taxes (Note 10)				1,422		1,422
Net restricted stock activity	(314,474)	(16)	(1,426)			(1,442)
Vested stock option expirations			(723)			(723)
Cumulative minority interest (Note 1)					1,580	1,580
Dividends					(13,855)	(13,855)
Balance, June 30, 2012	57,415,241	2,871	346,943	55,114	484,229	889,157
Net income					29,194	29,194
Foreign currency translation adjustments				(35,191)		(35,191)
Stock repurchase program	(909,175)	(45)	(14,823)			(14,868)
Proceeds from exercise of SARs & stock options	3,051	—	41			41
Stock-based compensation			5,881			5,881
Shares issued through franchise stock incentive program	19,583	1	356			357
Recognition of deferred compensation and other, net of taxes (Note 10)				633		633
Net restricted stock activity	102,226	5	(2,728)			(2,723)
Vested stock option expirations			(1,404)			(1,404)
Minority interest (Note 1)					45	45
Dividends					(13,708)	(13,708)
Balance, June 30, 2013	56,630,926	2,832	334,266	20,556	499,760	857,414
Net loss					(135,727)	(135,727)
Foreign currency translation adjustments				1,930		1,930
Proceeds from exercise of SARs & stock options	11	—	—			—
Stock-based compensation			6,400			6,400
Shares issued through franchise stock incentive program	20,095	1	289			290
Recognition of deferred compensation (Note 10)				165		165
Net restricted stock activity	134	—	(2,603)			(2,603)
Vested stock option expirations			(515)			(515)
Minority interest (Note 1)					220	220
Dividends					(6,793)	(6,793)
Balance, June 30, 2014	56,651,166	$2,833	$337,837	$22,651	$357,460	$720,781

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(135,727)	$29,194	$(114,093)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	81,406	84,018	111,435
Equity in loss of affiliated companies	11,623	15,328	30,043
Dividends received from affiliated companies	—	1,095	4,047
Deferred income taxes	68,781	10,322	(14,171)
Accumulated other comprehensive income reclassification adjustments (Note 5)	—	(33,842)	—
Gain from sale of discontinued operations	—	(17,827)	—
Loss on write down of inventories	854	12,557	—
Goodwill impairment	34,939	—	146,110
Salon asset impairments	18,327	8,224	6,636
Note receivable bad debt recovery	—	(333)	(805)
Stock-based compensation	6,400	5,881	7,597
Amortization of debt discount and financing costs	8,152	7,346	6,696
Other noncash items affecting earnings	224	394	31
Changes in operating assets and liabilities(1):
Receivables	5,681	(4,332)	(4,502)
Inventories	2,555	(10,745)	2,644
Income tax receivable	26,884	(23,421)	2,809
Other current assets	(6,503)	(8,064)	(5,272)
Other assets	(103)	239	(841)
Accounts payable	1,907	19,086	(4,856)
Accrued expenses	3,505	(26,431)	(8,657)
Other noncurrent liabilities	(11,502)	459	(11,151)
Net cash provided by operating activities	117,403	69,148	153,700
Cash flows from investing activities:
Capital expenditures	(49,439)	(105,857)	(85,769)
Proceeds from sale of assets	14	163,916	502
Salon acquisitions, net of cash acquired	(15)	—	(2,587)
Proceeds from loans and investments	5,056	131,581	11,995
Disbursements for loans and investments	—	—	(15,000)
Change in restricted cash	—	(24,500)	—
Net cash (used in) provided by investing activities	(44,384)	165,140	(90,859)
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	5,200	471,500
Payments on revolving credit facilities	—	(5,200)	(471,500)
Proceeds from issuance of long-term debt, net of fees	118,058	—	—
Repayments of long-term debt and capital lease obligations	(7,059)	(118,223)	(29,693)
Repurchase of common stock	—	(14,868)	—
Dividends paid	(6,793)	(13,708)	(13,855)
Net cash provided by (used in) financing activities	104,206	(146,799)	(43,548)
Effect of exchange rate changes on cash and cash equivalents	914	1,056	(3,613)
Increase in cash and cash equivalents	178,139	88,545	15,680
Cash and cash equivalents:
Beginning of year	200,488	111,943	96,263
End of year	$378,627	$200,488	$111,943

(1)	Changes in operating assets and liabilities exclude assets acquired and liabilities assumed through acquisitions.
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
During the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of restructuring the Company's North American field organization. Based on the way the Company now manages its business, it has three reportable segments: North American Value, North American Premium and International salons. Prior to this change, the Company had two reportable operating segments: North American salons and International salons. See Note 14 to the Consolidated Statement of Operations. Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to conform to the new segment structure. Historical financial information presented herein reflects this change.
Consolidation:
The Consolidated Financial Statements include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. All material subsidiaries are wholly owned. The Company consolidated variable interest entities where it has determined it is the primary beneficiary of those entities' operations.
Variable Interest Entities:
The Company has or has had interests in certain privately held entities through arrangements that do not involve voting interests. Such entities, known as a variable interest entity (VIE), are required to be consolidated by its primary beneficiary. The Company evaluates whether or not it is the primary beneficiary for each VIE using a qualitative assessment that considers the VIE's purpose and design, the involvement of each of the interest holders and the risk and benefits of the VIE.
As of June 30, 2014, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns a 60.0% ownership interest in Roosters. As of June 30, 2014, total assets, total liabilities and total shareholders' equity of Roosters were $6.5, $1.8 and $4.7 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2014, 2013 and 2012. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.8 million and $1.6 million as of June 30, 2014 and 2013 and recorded within retained earnings on the Consolidated Balance Sheet.
The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in Empire Education Group, Inc. (EEG) was a VIE, and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded that EEG was not a VIE based on the fact that EEG had sufficient equity at risk. The Company accounts for EEG as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors.
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
Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2014 and 2013.
The Company has restricted cash primarily related to contractual obligations to collateralize its self-insurance program. The restricted cash arrangement can be canceled by the Company at any time if substituted with letters of credit. The restricted cash balance is classified within other current assets on the Consolidated Balance Sheet.
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
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2014 and 2013, the allowance for doubtful accounts was $0.9 and $0.6 million, respectively.
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
Physical inventory counts are performed annually in the fourth quarter of the fiscal year. Product and service inventories are adjusted based on the physical inventory counts. During the fiscal year, cost of retail product sold to salon guests is determined based on the weighted average cost of product sold, adjusted for an estimated shrinkage factor and the cost of product used in salon services is determined by applying estimated percentage of total cost of service and product to service revenues. The estimated percentage related to service inventories is updated quarterly based on cycle count results and other factors that could impact the Company's margin rate estimates such as service sales mix, discounting and special promotions. Actual results compared to quarterly estimates have not historically resulted in material adjustments to our Statement of Operations.
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. During fiscal year 2013, the Company recorded an inventory write-down of $12.6 million associated with standardizing plan-o-grams, eliminating retail products and consolidating from four own-branded product lines to one.
Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $79.7, $81.8 and $96.4 million in fiscal years 2014, 2013 and 2012, respectively.
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Amortization expense related to capitalized software, included within depreciation expense disclosed above, was $7.5, $6.8 and $22.3 million in fiscal years 2014, 2013 and 2012, respectively, which has been determined based on an estimated useful lives ranging from five to seven years.
The Company implemented a third party point-of-sale (POS) information system in fiscal year 2013. The Company recorded $16.2 million of accelerated amortization expense in fiscal year 2012 associated with a previously developed POS system that became fully depreciated as of June 30, 2012.
Expenditures for maintenance and repairs and minor renewals and betterments, which do not improve or extend the life of the respective assets, are expensed. All other expenditures for renewals and betterments are capitalized. The assets and related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

depreciation and amortization accounts are adjusted for property retirements and disposals with the resulting gain or loss included in operating income. Fully depreciated or amortized assets remain in the accounts until retired from service.
Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses the impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets that do not recover the carrying values. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the Consolidated Statement of Operations.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
North American Value	$11,714	$5,031	$2,892
North American Premium	5,014	3,042	3,174
International	1,599	151	570
Total	$18,327	$8,224	$6,636
Goodwill:
Goodwill is tested for impairment annually during the Company's fourth fiscal quarter or at the time of a triggering event. In evaluating whether goodwill is impaired, the Company may first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, including goodwill, as a basis for determining if the Company needs to perform the two-step goodwill impairment test. If it is determined that it is more likely than not that the fair value of the reporting unit is less than the carrying value, the Company does not need to perform the two-step impairment test. Depending on certain factors, the Company may elect to proceed directly to the two-step impairment test. In the two-step goodwill impairment assessment, the Company compares the carrying value of each reporting unit, including goodwill, to the estimated fair value of the reporting unit. The Company's reporting units are its operating segments.
In assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value, the Company evaluates certain factors including, but not limited to, economic, market and industry conditions, cost factors and the overall financial performance of the reporting unit.
The carrying value of each reporting unit is based on the assets and liabilities associated with the operations of the reporting unit, including allocation of shared or corporate balances among reporting units. Allocations are generally based on the number of salons in each reporting unit as a percent of total company-owned salons.
For the two-step goodwill impairment test, the Company calculates estimated fair values of the reporting units based on discounted future cash flows utilizing estimates in annual revenue, service and product margins, fixed expense rates, allocated corporate overhead, and long-term growth rates for determining terminal value. Where available and as appropriate, comparative market multiples are used in conjunction with the results of the discounted cash flows. The Company periodically engages third-party valuation consultants to assist in evaluating the Company's estimated fair value calculations.

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
As a result of our annual impairment test during the fourth quarter of 2014, fair values of the Company's reporting units were deemed to be greater than their respective carrying values. For the fiscal year 2014 annual impairment testing of goodwill, respective fair values of the Company's reporting units with goodwill exceeded carrying values by greater than 20.0%.
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
Second, the former Regis and Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test. The disruptive impact of foundational initiatives announced in the fourth quarter of fiscal year 2013 on the first two fiscal quarters of 2014 was greater than anticipated.
Pursuant to the change in operating segments and the lower than projected same-store sales, during the second quarter of fiscal year 2014, the Company performed interim goodwill impairment tests on its former Regis and Promenade reporting units. The impairment tests resulted in a $34.9 million non-cash goodwill impairment charge on the former Regis reporting unit and no impairment on the former Promenade reporting unit, as its estimated fair value exceeded its carrying value by approximately 12.0%. The impairment was only partly deductible for tax purposes resulting in a tax benefit of $6.3 million. See Note 9 to the Consolidated Financial Statements.
In connection with the change in operating segment structure, the Company changed its North American reporting units from five reporting units: SmartStyle, Supercuts, MasterCuts, Regis and Promenade, to two reporting units: North American Value and North American Premium. Based on the changes to the Company's operating segment structure, goodwill has been reallocated to the new reporting units at June 30, 2014 and 2013.
Analyzing goodwill for impairment requires management to make assumptions and to apply judgment, including forecasting future sales and expenses, and selecting appropriate discount rates, which can be affected by economic conditions and other factors that can be difficult to predict. The Company does not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions it uses to calculate impairment losses of goodwill. However, if actual results are not consistent with the estimates and assumptions used in the calculations, the Company may be exposed to future impairment losses that could be material.
During fiscal years 2014 and 2012, the Company impaired $34.9 and $67.7 million, respectively, of goodwill associated with our North American Premium reporting unit. No goodwill impairment charges were recorded during fiscal year 2013.
As of June 30, 2014, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 30.0%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A summary of the Company's goodwill balance by reporting unit follows:

	Fiscal
Reporting Unit	2014	2013
	(Dollars in thousands)
North American Value	$425,264	$425,932
North American Premium	—	34,953
Total	$425,264	$460,885
_______________________________________________________________________________
(1)    As of June 30, 2014 and 2013, the International reporting unit had no goodwill.
See Note 4 to the Consolidated Financial Statements.
Investments In Affiliates:
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
During fiscal years 2013 and 2012, the Company recorded noncash impairments of $17.9 and $19.4 million, respectively, related to its investment in EEG. Due to economic, regulatory and other factors, the Company may be required to take additional noncash impairment charges related to its investments and such noncash impairments could be material to its consolidated balance sheet and results of operations. Based on EEG's annual goodwill impairment assessment during fiscal year 2014, the Company's portion of EEG's estimated fair value exceeds carrying value of its investment by approximately 10%. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for-profit secondary educational market could lead to other than temporary impairments of the Company's investment in EEG. In addition, EEG may be required to record noncash impairment charges related to long-lived assets or establish valuation allowances against certain of its deferred tax assets and our share of such noncash impairment charges or valuation allowances could be material to the Company's consolidated balance sheet and results of operations. During fiscal years 2014, 2013 and 2012, the Company recorded its share, $21.2, $2.1 and $8.9 million, respectively, of noncash impairment charges recorded directly by EEG for goodwill and long-lived and intangible assets. As of June 30, 2014, EEG has no goodwill. As of June 30, 2014, our share of EEG's deferred tax assets was $7.8 million. See Note 5 to the Consolidated Financial Statements.
Self-Insurance Accruals:
The Company uses a combination of third party insurance and self-insurance for a number of risks including workers' compensation, health insurance, employment practice liability and general liability claims. The liability represents the Company's estimate of the undiscounted ultimate cost of uninsured claims incurred as of the balance sheet date.
The Company estimates self-insurance liabilities using a number of factors, primarily based on independent third-party actuarially-determined amounts, historical claims experience, estimates of incurred but not reported claims, demographic factors and severity factors.
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2014, 2013 and 2012, the Company recorded (decreases) increases in expense from changes in estimates related to prior year open policy periods of $(2.0), $(1.1) and $0.9 million, respectively. A 10.0% change in the self-insurance reserve would affect income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies by approximately $4.8 million for fiscal years 2014, 2013 and 2012. The Company updates loss projections twice each year and adjusts its recorded liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As of June 30, 2014, the Company had $14.9 and $32.7 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2013, the Company had $14.8 and $32.4 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.
Deferred Rent and Rent Expense:
The Company leases most salon locations under operating leases. Rent expense is recognized on a straight-line basis over the lease term. Tenant improvement allowances funded by landlord incentives, rent holidays and rent escalation clauses which provide for scheduled rent increases during the lease term or for rental payments commencing at a date other than the date of initial occupancy are recorded in the Consolidated Statements of Operations on a straight-line basis over the lease term (including one renewal period if renewal is reasonably assured based on the imposition of an economic penalty for failure to exercise the renewal option). The difference between the rent due under the stated periods of the lease and the straight-line basis is recorded as deferred rent within accrued expenses and other noncurrent liabilities in the Consolidated Balance Sheet.
For purposes of recognizing incentives and minimum rental expenses on a straight-line basis, the Company uses the date it obtains the legal right to use and control the leased space to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of its intended use.
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
Revenue Recognition and Deferred Revenue:
Company-owned salon revenues are recognized at the time when the services are provided. Product revenues are recognized when the guest receives and pays for the merchandise. Revenues from purchases made with gift cards are also recorded when the guest takes possession of the merchandise or services are provided. Gift cards issued by the Company are recorded as a liability (deferred revenue) until they are redeemed.
Product sales by the Company to its franchisees are included within product revenues on the Consolidated Statement of Operations and recorded at the time product is shipped to franchise locations.
Franchise revenues primarily include royalties, initial franchise fees and net rental income. Royalties are recognized as revenue in the month in which franchisee services are rendered. The Company recognizes revenue from initial franchise fees at the time franchise locations are opened, as this is generally when the Company has performed all initial services required under the franchise agreement. See Note 8 to the Consolidated Financial Statements.
Classification of Expenses:
The following discussion provides the primary costs classified in each major expense category:
Beginning in fiscal year 2014, costs associated with field leaders, excluding salons within the North American Premium segment, that were previously recorded within General and Administrative expense are now categorized within Cost of Service and Site Operating expense as a result of the field reorganization that took place in the fourth quarter of fiscal year 2013. Previously, field leaders did not work on the salon floor daily. As reorganized, field leaders now spend most of their time on the salon floor leading and mentoring stylists and serving guests. As a result, district and senior district leader labor costs are now reported within Cost of Service rather than General and Administrative expenses and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses.
Cost of service— labor costs related to salon employees, costs associated with our field supervision (fiscal year 2014) and the cost of product used in providing service.
Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, travel costs associated with our field supervision (fiscal year 2014) and janitorial costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

General and administrative— costs associated with our field supervision (fiscal years 2013 and 2012), salon training and promotions, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.
Consideration Received from Vendors:
The Company receives consideration for a variety of vendor-sponsored programs. These programs primarily include volume rebates and promotion and advertising reimbursements. See Note 1 to the Consolidated Financial Statements.
With respect to volume rebates, the Company estimates the amount of rebate it will receive and accrues it as a reduction to the cost of inventory over the period in which the rebate is earned based upon historical purchasing patterns and the terms of the volume rebate program. A quarterly analysis is performed in order to ensure the estimated rebate accrued is reasonable and any necessary adjustments are recorded.
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.2, $3.6 and $3.8 million during fiscal years 2014, 2013 and 2012, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.
Advertising:
Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in continuing operations in fiscal years 2014, 2013 and 2012 was $40.6, $39.2, $42.1 million, respectively.
The Company participates in cooperative advertising programs under which vendors reimburse the Company for costs related to advertising its products. The Company records such reimbursements as a reduction of advertising expense when the expense is incurred. During fiscal years 2014, 2013 and 2012, no amounts were received in excess of the Company's related expense.
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
The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2014, 2013 and 2012, total contributions to the franchise advertising funds totaled $18.6, $19.0, $19.2 million, respectively.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2014 and 2013, approximately $26.8 and $20.8 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
Stock-Based Employee Compensation Plans:
The Company recognizes stock-based compensation expense based on the fair value of the awards at the grant date. Compensation expense is recognized on a straight-line basis over the requisite service period of the award (or to the date a participant becomes eligible for retirement, if earlier). The Company uses option pricing methods that require the input of subjective assumptions, including the expected term, expected volatility, dividend yield and risk-free interest rate.
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
Income Taxes:
Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the Consolidated Financial Statements or income tax returns. Deferred income tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using currently enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is established for any portion of deferred tax assets that are not considered more likely than not to be realized. The Company evaluates all evidence, including recent financial performance, the existence of cumulative year losses and our forecast of future taxable income, to assess the need for a valuation allowance against our deferred tax assets. While the determination of whether or not to record a valuation allowance is not fully governed by a specific objective test, accounting guidance places significant weight on recent financial performance.
During fiscal year 2014, the impacts from foundational initiatives implemented late in the prior fiscal year continued to negatively impact the Company’s financial performance. Due to recent negative financial performance and cumulative losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not the U.S. and U.K. deferred tax assets would be fully realized and established a valuation allowance on the U.S. and U.K. deferred tax assets.
A summary of the activity for the deferred tax asset valuation allowance follows:

Fiscal Year 2014
(Dollars in thousands)
Balance, June 30, 2013	$—
Establishment of valuation allowance against U.S. & U.K. deferred tax assets	84,391
Changes to deferred tax asset valuation allowance	(469)
Balance, June 30, 2014	$83,922
The Company will continue to assess its ability to realize its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.
The Company reserves for potential liabilities related to anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when it is determined the liabilities are no longer necessary. If the estimate of tax liabilities proves to be less than the ultimate assessment, a further charge to expense would result. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.
Net (Loss) Income Per Share:
The Company's basic earnings per share is calculated as net (loss) income divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards and restricted stock units. The Company's dilutive earnings per share is calculated as net (loss) income divided by weighted average common shares and common share equivalents outstanding, which includes shares issuable under the Company's stock option plan and long-term incentive plan and dilutive securities. Stock-based awards with exercise prices greater than the average market value of the Company's common stock are excluded from the computation of diluted earnings per share. The Company's diluted earnings per share will also reflect the assumed conversion under the Company's convertible debt if the impact is dilutive, along with the exclusion of related interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.
Comprehensive (Loss) Income:
Components of comprehensive (loss) income include net (loss) income, foreign currency translation adjustments, changes in fair value of derivative instruments, recognition of deferred compensation and reclassification adjustments, net of tax within shareholders' equity.
Foreign Currency Translation:
Financial position, results of operations and cash flows of the Company's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2014, 2013 and 2012, the foreign currency gain (loss) recorded within interest income and other, net in the Consolidated Statement of Operations was $0.1, $33.4 and $0.4 million, respectively. During fiscal year 2013, Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance and subsequent liquidation of all foreign entities with Euro denominated operations within interest income and other, net in the Consolidated Statement of Operations.
Accounting Standards Recently Issued But Not Yet Adopted by the Company:
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective in the first quarter of fiscal year 2018. This update permits the use of either the retrospective or simplified transition method. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the effect this guidance will have on its related disclosures.
Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity
In April 2014, the FASB updated the accounting guidance related to the definition of a discontinued operation and related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The updated guidance is effective for the Company beginning in the first quarter of fiscal year 2016 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the Company’s consolidated financial statements.
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
2. DISCONTINUED OPERATIONS
Hair Restoration Centers
On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The sale included the Company's 50.0% interest in Hair Club for Men, Ltd., which was previously accounted for under the equity method. At the closing of the sale, the Company received $162.8 million, which represented the purchase price of $163.5 million adjusted for the preliminary working capital provision. During fiscal year 2014, the Company collected $3.0 million of cash recorded as receivable as of June 30, 2013, of which $2.0 million was a result of the final

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. DISCONTINUED OPERATIONS (Continued)

working capital provision, resulting in a final purchase price of $164.8 million and $1.0 million was excess cash from the transaction completion date. The Company recorded an after-tax gain of $17.8 million upon the sale of Hair Club and incurred $5.4 million in professional and transaction fees during fiscal year 2013 associated with the sale.
The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Consolidated Statement of Operations. There was no significant continuing involvement by the Company in the operations of Hair Club after the disposal.
The following summarizes the results of operations of our discontinued Hair Club operations for the periods presented:

	Fiscal Years
	2013	2012
	(Dollars in thousands)
Revenues	$115,734	$151,552

Income (loss) from discontinued operations, before income taxes	$28,643	$(65,114)
Income tax (provision) benefit on discontinued operations	(4,242)	849
Equity in income of affiliated companies, net of tax	627	816
Income (loss) from discontinued operations, net of income taxes	$25,028	$(63,449)
Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. Depreciation and amortization ceased during fiscal year 2013 in accordance with accounting for discontinued operations. Hair Club depreciation and amortization expense for fiscal year 2012 was $13.1 million. During fiscal year 2012, the Company performed an interim impairment test of goodwill related to Hair Club during the three months ended December 31, 2011 and recorded a $78.4 million impairment charge for the excess of the carrying value of goodwill over the implied fair value.
Trade Secret
On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation. During fiscal years 2014 and 2012, the Company recorded tax benefits of $1.4 and $1.1 million, respectively, in discontinued operations related to the release of tax reserves associated with the disposition of Trade Secret.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2014	2013
	(Dollars in thousands)
Other current assets:
Prepaids	$36,951	$29,629
Restricted cash	27,500	27,500
Notes receivable	635	769
	$65,086	$57,898
Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,108	47,842
Equipment, furniture and leasehold improvements	797,757	789,737
Internal use software	122,826	118,093
Equipment, furniture and leasehold improvements under capital leases	77,223	81,489
	1,049,778	1,041,025
Less accumulated depreciation and amortization	(718,959)	(665,924)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(64,281)	(61,641)
	$266,538	$313,460
Accrued expenses:
Payroll and payroll related costs	$69,319	$74,940
Insurance	18,710	19,035
Other	54,691	43,251
	$142,720	$137,226
Other noncurrent liabilities:
Deferred income taxes	$83,201	$36,399
Deferred rent	36,958	39,389
Insurance	25,965	29,378
Deferred benefits	32,728	32,435
Other	11,602	17,410
	$190,454	$155,011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2014				2013
	Weighted Average Amortization Periods (1)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Periods (1)	Cost	Accumulated Amortization	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	32	$9,203	$(3,510)	$5,693	32	$9,310	$(3,226)	$6,084
Franchise agreements	19	11,063	(7,163)	3,900	19	11,187	(6,839)	4,348
Lease intangibles	20	14,775	(7,326)	7,449	20	14,754	(6,582)	8,172
Other	20	5,074	(2,304)	2,770	20	4,815	(1,923)	2,892
	22	$40,115	$(20,303)	$19,812	22	$40,066	$(18,570)	$21,496
_______________________________________________________________________________

(1)
All intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from one to 40 years).

Total amortization expense related to intangible assets during fiscal years 2014, 2013 and 2012 was approximately $1.7, $1.8 and $1.9 million, respectively. As of June 30, 2014, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2015	$1,710
2016	1,644
2017	1,589
2018	1,575
2019	1,575
Thereafter	11,719
Total	$19,812
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2014	2013		2012
	(Dollars in thousands)
Cash paid (received) for:
Interest	$21,173	$38,990	(1)	$28,448
Income taxes, net	(16,266)	1,088		14,754
_______________________________________________________________________________

(1)	Includes $10.6 million of cash paid for make-whole associated with prepayment of senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL

The table below contains details related to the Company's recorded goodwill:

	June 30,
	2014			2013
	Gross Carrying Value	Accumulated Impairment (1)	Net (2)	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$678,925	$(253,661)	$425,264	$679,607	$(218,722)	$460,885
_______________________________________________________________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (3)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014 (4)	(34,939)	North American Premium
Total	$(253,661)
_______________________________________________________________________________

(2)	Remaining net goodwill relates to the Company's North American Value reporting unit.

(3)	See Notes 1 and 14 to the Consolidated Financial Statements.

(4)	See Note 1 to the Consolidated Financial Statements.
The table below contains details related to the Company's recorded goodwill:

	North American Value	North American Premium	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2012	$427,287	$34,992	$462,279
Translation rate adjustments	(1,355)	(39)	(1,394)
Goodwill, net at June 30, 2013	425,932	34,953	460,885
Goodwill impairment	—	(34,939)	(34,939)
Goodwill acquired	130	—	130
Translation rate adjustments	(798)	(14)	(812)
Goodwill, net at June 30, 2014	$425,264	$—	$425,264

5. INVESTMENTS IN AFFILIATES
The table below presents the carrying amount of investments in affiliates:

	June 30,
	2014	2013
	(Dollars in thousands)
Empire Education Group, Inc.	$28,398	$43,098
MY Style	213	221
	$28,611	$43,319

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AFFILIATES (Continued)

The table below presents summarized financial information of equity method investees based on audited results.

	Greater Than 50 Percent Owned (1)			Less Than 50 Percent Owned (2)
	2014	2013	2012	2014	2013	2012
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$54,774	$35,900	$56,516	$—	$—	$84,700
Noncurrent assets	57,803	91,847	96,639	—	—	316,282
Current liabilities	24,797	25,317	61,074	—	—	106,995
Noncurrent liabilities	33,004	21,560	13,947	—	—	78,815
Summarized Statement of Operations Information:
Gross revenue	$166,540	$170,964	$182,326	$—	$—	$305,515
Gross profit	52,440	58,457	67,201	—	—	132,647
Operating (loss) income	(33,526)	4,981	(1,335)	—	—	35,569
Net (loss) income	(26,699)	2,359	(7,211)	—	—	24,067
_______________________________________________________________________________

(1)
Represents the summarized financial information of EEG. As EEG is a significant subsidiary for the fiscal year 2014 financial statements, the separate financial statements of EEG are included subsequent to the Company's financial statements. Gross profit includes depreciation and amortization expense of $5.8, $7.4, and $7.5 million for fiscal years 2014, 2013 and 2012, respectively.

(2)	The Company previously owned a 46.7% equity interest in Provalliance. During fiscal year 2013, the Company completed the sale of its investment in Provalliance.
Investment in Empire Education Group, Inc.
As of June 30, 2014 and 2013, the Company's ownership interest in Empire Education Group, Inc. (EEG) was 54.5%. EEG operates accredited cosmetology schools and is managed by the Empire Beauty School executive team. The Company accounts for EEG as an equity investment under the voting interest model.
During fiscal years 2014, 2013 and 2012 the Company recorded its share of pretax noncash impairment charges recorded by EEG for goodwill and fixed and intangible asset impairments of $21.2, $2.1 and $8.9 million, respectively. In addition, during fiscal years 2013 and 2012, the Company recorded other than temporary impairment charges of its investment in EEG of $17.9 and $19.4 million, respectively, to account for the negative business impacts resulting from regulatory changes including declines in enrollment, revenue and profitability in the for-profit secondary educational market. The Company did not receive a tax benefit on these impairment charges.
Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, the Company may be required to record additional noncash impairment charges related to its investment in EEG and such noncash impairments could be material to the Company's consolidated balance sheet and results of operations. Based on EEG's annual goodwill impairment assessment during fiscal year 2014, the Company's portion of EEG's estimated fair value exceeds carrying value of its investment by approximately 10%. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or further erosion in valuations of the for-profit secondary educational market could lead to other than temporary impairments of the Company's investment in EEG. In addition, EEG may be required to record noncash impairment charges related to long-lived assets or establish valuation allowances against certain of its deferred tax assets and our share of such noncash impairment charges or valuation allowances could be material to the Company's consolidated balance sheet and results of operations. EEG does not have any goodwill recorded as of June 30, 2014. As of June 30, 2014, our share of EEG's deferred tax assets was $7.8 million.
During fiscal years 2014, 2013 and 2012, the Company recorded $(14.5), $1.3 and $(4.0) million, respectively, of equity (loss) earnings related to its investment in EEG.
The Company previously provided EEG with a $15.0 million revolving credit facility and outstanding loan, both of which matured during fiscal year 2013. At June 30, 2012, there was $15.0 and $11.4 million outstanding on the revolving credit facility and loan outstanding, respectively. The Company received $15.0 million in payments on the revolving credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AFFILIATES (Continued)

during the fiscal year 2013. The Company received $11.4 and $10.0 million in principal payments on the loan during the fiscal years 2013 and 2012, respectively. During fiscal years 2013 and 2012, the Company recorded less than $0.1 and $0.5 million, respectively, of interest income related to the loan and revolving credit facility.
Investment in Provalliance
On September 27, 2012, the Company sold its 46.7% equity interest in Provalliance for $103.4 million. The Company previously had a right (Provalliance Equity Put), which if exercised, would require the Company to purchase an additional ownership interest in Provalliance between specified dates in 2010 to 2018. The Provalliance Equity Put was classified as a Level 3 fair value measurement as the fair value was determined based on unobservable inputs that could not be corroborated by observable market data. During fiscal year 2013, the Company recorded a $0.6 million decrease in the fair value of the Provalliance Equity Put that automatically terminated upon the sale.
In connection with the sale of Provalliance, the Company recorded a $37.4 million other than temporary impairment charge during fiscal year 2012. In addition, the fair value of the Provalliance Equity Put decreased by $20.2 to $0.6 million as of June 30, 2012. The other than temporary impairment charge and reduction in the fair value of the Provalliance Equity Put resulted in a net impairment charge of $17.2 million that is recorded within the equity in (loss) income of affiliated companies during fiscal year 2012. Regis did not receive a tax benefit on the net impairment charge.
During fiscal year 2012, the Company recorded $9.8 million of equity earnings and received $2.8 million of cash dividends related to its investment in Provalliance.
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
Investment in MY Style
The Company accounts for its 27.1% ownership interest in MY Style as a cost method investment. The Company previously had an outstanding note with MY Style, which matured during fiscal year 2013. The Company recorded less than $0.1 million in interest income related to the note during fiscal years 2013 and 2012.

During fiscal year 2014, MY Style's parent company, Yamano Holdings Corporation (Yamano), redeemed its Class A and Class B Preferred Stock for $3.1 million. During fiscal year 2011, the Company had estimated the fair values of the Yamano Class A and Class B Preferred Stock to be negligible and recorded an other than temporary non-cash impairment. The Company reported the gain associated with Yamano's redemption within equity in loss of affiliated companies on the Consolidated Statement of Operations.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial instruments include cash, cash equivalents, receivables, accounts payable and debt. The fair values of cash and cash equivalents, receivables, accounts payable and debt approximated the carrying values as of June 30, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

Level 3 Fair Value Measurements
During fiscal year 2014, goodwill of the Regis salon concept reporting unit with a carrying value of $34.9 million was written down to its implied fair value of zero, resulting in a non-cash impairment charge of $34.9 million. See Notes 1 and 4 to the Consolidated Financial Statements.
During fiscal year 2013, the Company's investment in EEG with a carrying value of $59.9 million was written down to its implied fair value of $42.0 million, resulting in an impairment charge of $17.9 million. See Note 5 to the Consolidated Financial Statements.
7. FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2014	2013	2014	2013
	(fiscal year)			(Dollars in thousands)
Convertible senior notes(1)(2)	2015	5.00%	5.00%	$172,246	$166,454
Senior term notes	2018	5.75	—	120,000	—
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	1,257	8,316
				293,503	174,770
Less current portion (1)				(173,501)	(173,515)
Long-term portion				$120,002	$1,255
_______________________________________________________________________________

(1)
As of June 30, 2013, the Company included the convertible senior notes within long-term debt, current portion on the Consolidated Balance Sheet as the holders of the senior convertible notes had the option to convert at any time after April 15, 2014.

(2)	In July 2014, the Company settled the convertible senior notes with $172.5 million in cash.
The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2014.
Aggregate maturities of long-term debt, including associated capital lease obligations of $1.3 million at June 30, 2014, are as follows:

Fiscal year	(Dollars in thousands)
2015	$173,501
2016	2
2017	—
2018	120,000
2019	—
Thereafter	—
$293,503
Convertible Senior Notes
In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. As of June 30, 2014, the notes were convertible at a conversion

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

rate of 65.6019 shares of the Company's common stock per $1,000 principal amount of notes, representing a conversion price of approximately $15.24 per share of the Company's common stock.
At the time of issuance, the Company had the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option was indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, which resulted in a $24.7 million debt discount. The $24.7 million debt discount was amortized over the period the convertible senior notes were expected to be outstanding, which was five years, as additional non-cash interest expense. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9%.
The following table provides equity and debt information for the convertible senior notes:

	June 30,
	2014	2013
	(Dollars in thousands)
Principal amount on the convertible senior notes	$172,500	$172,500
Unamortized debt discount	(254)	(6,046)
Net carrying amount of convertible debt	$172,246	$166,454
The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	Fiscal Years
	2014	2013
	(Dollars in thousands)
Interest cost related to contractual interest coupon—5.0%	$8,625	$8,625
Interest cost related to amortization of the discount	5,792	5,320
Total interest cost	$14,417	$13,945
Senior Term Notes
In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior unsecured notes due December 2017 (Senior Term Notes). Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014. The Senior Term Notes rank equally with the Company's existing senior unsecured debt. The Senior Term Notes are unsecured and not guaranteed by any of the Company's subsidiaries or any third party.
The Senior Term Notes contain maintenance covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates, none of which are more restrictive than those under the Company’s revolving credit facility.
Revolving Credit Facility
The Company has a $400.0 million unsecured revolving credit facility agreement, that expires in June 2018. The revolving credit facility has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the credit agreement include change of control of the Company and the Company's default with respect to other debt exceeding $10.0 million. As of June 30, 2014 and 2013, the Company had no outstanding borrowings under this revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the revolving credit facility of $2.2 million at June 30, 2014 and 2013, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2014 and 2013 was $397.8 million, respectively.
Equipment and Leasehold Notes Payable
The equipment and leasehold notes payable are primarily comprised of capital lease obligations. In September 2011, the Company entered into an agreement to refinance existing capital leases to a three year term with a contract rate of 4.9%. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

June 30, 2014 the capital lease balance was $1.3 million and will be amortized at the historical rate of 9.2%. There was no gain or loss recorded on the refinance. The Company entered into the refinancing to reduce cash interest payments.
Private Shelf Agreement
During fiscal year 2013, the Company prepaid $89.3 million of unsecured, fixed rate, senior term notes outstanding under a private shelf agreement. As a result of the prepayment, the Company incurred a make-whole payment of $10.6 million that was recorded in interest expense within the Consolidated Statement of Operations.
8. COMMITMENTS AND CONTINGENCIES
Operating Leases:
The Company leases most of its company-owned salons and some of its corporate facilities and distribution centers under operating leases. The original terms of the salon leases range from one to 20 years, with many leases renewable for additional five to ten year terms at the option of the Company. For most leases, the Company is required to pay real estate taxes and other occupancy expenses. Rent expense for the Company's international department store salons is based primarily on a percentage of sales.
The Company also leases the premises in which the majority of its franchisees operate and has entered into corresponding sublease arrangements with franchisees. These leases, generally with terms of approximately five years, are expected to be renewed on expiration. All additional lease costs are passed through to the franchisees.
Sublease income was $29.5, $29.1 and $28.3 million in fiscal years 2014, 2013 and 2012, respectively. Rent expense on premises subleased was $29.1, $28.7 and $27.9 million in fiscal years 2014, 2013 and 2012, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net income (loss). However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4 million for each fiscal year 2014, 2013 and 2012 and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. Rent expense of $0.9 million and related sublease income of $0.6 million for this arrangement is netted within the rent expense line on the Consolidated Statement of Operations. The aggregate amount of lease payments to be made over the remaining lease term are approximately $2.5 million.
The Company also guarantees approximately 10 operating leases associated with the Company's former Trade Secret concept. As the Company has not experienced and does not expect any material loss to result from these arrangements, the Company has determined the exposure to the risk of loss on these guarantees to be immaterial to the financial statements.
Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
Minimum rent	$246,687	$246,787	$250,487
Percentage rent based on sales	7,164	7,566	8,938
Real estate taxes and other expenses	68,254	70,363	72,344
	$322,105	$324,716	$331,769

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

As of June 30, 2014, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal Year	Corporate leases	Franchisee leases	Guaranteed leases
	(Dollars in thousands)
2015	$246,000	$52,663	$404
2016	193,779	44,600	310
2017	138,255	34,371	195
2018	90,605	24,387	85
2019	49,327	14,197	34
Thereafter	51,392	11,392	14
Total minimum lease payments	$769,358	$181,610	$1,042
The Company continues to negotiate and enter into leases and commitments for the acquisition of equipment and leasehold improvements related to future salon locations.
Contingencies:
The Company is self-insured for most workers' compensation, employment practice liability and general liability. Workers' compensation and general liability losses are subject to per occurrence and aggregate annual liability limitations. The Company is insured for losses in excess of these limitations. The Company is also self-insured for health care claims for eligible participating employees subject to certain deductibles and limitations. The Company determines its liability for claims incurred but not reported on an actuarial basis.
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
In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in June 2014 the Special Litigation Committee filed a motion requesting the court dismiss the shareholder derivative action.
See Note 9 for discussion regarding certain issues that have resulted from the IRS' audit of fiscal year 2010 and 2011.

During fiscal year 2014 and 2013, the Company incurred $3.3 and $1.2 million of expense in conjunction with the derivative shareholder action. During fiscal year 2012, the Company was awarded $1.1 million in conjunction with a class-action lawsuit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES

The components of (loss) income before income taxes are as follows:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(51,866)	$(25,177)	$(35,430)
International	(2,462)	35,275	10,116
	$(54,328)	$10,098	$(25,314)
The provision (benefit) for income taxes consists of:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
Current:
U.S.	$1,460	$(21,053)	$(1,095)
International	890	707	2,261
Deferred:
U.S.	67,992	10,405	(5,519)
International	787	(83)	(77)
	$71,129	$(10,024)	$(4,430)
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2014	2013	2012
U.S. statutory rate (benefit)	(35.0)%	35.0%	(35.0)%
State income taxes, net of federal income tax benefit	(0.2)	3.6	3.5
Valuation allowance (1)	160.8	—	—
Tax effect of goodwill impairment	11.5	—	47.7
Foreign income taxes at other than U.S. rates	1.4	4.1	(0.5)
Tax effect of foreign currency translation gain	—	(107.0)	—
Work Opportunity and Welfare-to-Work Tax Credits	(5.3)	(42.8)	(19.4)
Other, net	(2.3)	7.8	(13.8)
	130.9%	(99.3)%	(17.5)%
_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.
The (2.3)% of Other, net in fiscal year 2014 does not include the rate impact of any items in excess of 5% of computed tax.
The 7.8% of Other, net in fiscal year 2013 includes the rate impact of meals and entertainment expense disallowance, donated inventory, unrecognized tax benefits and miscellaneous items of 4.9%, (3.4)%, 5.5% and 0.8%, respectively.
The (13.8)% of Other, net in fiscal year 2012 includes the rate impact of meals and entertainment expense disallowance, unrecognized tax benefits and miscellaneous items of 2.1%, (9.1)% and (6.8)%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$12,625	$12,953
Payroll and payroll related costs	24,857	34,073
Net operating loss carryforwards	17,180	2,484
Tax credit carryforwards	20,134	4,366
Inventories	2,926	7,920
Allowance for doubtful accounts/notes	216	7,004
Insurance	6,195	6,106
Other	8,815	14,353
Subtotal	$92,948	$89,259
Valuation allowance	(83,922)	—
Total deferred tax assets	$9,026	$89,259
Deferred tax liabilities:
Depreciation	$(8,086)	$(20,684)
Amortization of intangibles	(77,650)	(72,635)
Other	(5,689)	(7,206)
Total deferred tax liabilities	$(91,425)	$(100,525)
Net deferred tax (liability) asset	$(82,399)	$(11,266)
At June 30, 2014, the Company has tax effected federal, state and U.K. net operating loss carryforwards of approximately $12.4, $3.7 and $1.1 million, respectively. The federal loss carryforward expires in 2034. The state loss carryforwards expire from 2016 to 2034. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $20.1 million consists of $18.6 million that will expire from 2031 to 2034. The remaining $1.5 million carryforward has no expiration date.
As of June 30, 2014, undistributed earnings of international subsidiaries of approximately $23.7 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. In the U.S., fiscal years 2010 and beyond remain open for federal tax audit. The Company's U.S. federal income tax returns for the fiscal years 2010 and 2011 are currently under examination by the Internal Revenue Service (IRS). The IRS has identified certain issues that may result in audit adjustments. The Company is reviewing the issues identified to date. In anticipation of resolution of the issues identified, the Company made a payment of $9.5 million to the IRS during the fourth quarter ended June 30, 2014. The majority of the amount paid relates to timing differences and will be recovered by claiming future tax deductions and by receiving a benefit when the Company's U.S. deferred tax asset valuation allowance is reversed. Final resolution of these issues is not expected to have a material impact on the Company’s financial statements. The Company is currently under audit in a number of states in which the statute of limitations has been extended for fiscal years 2007 and forward. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2009. Internationally, including Canada, the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$10,015	$4,381	$13,493
(Reductions)/additions based on tax positions related to the current year	(2,114)	44	482
(Reductions)/additions based on tax positions of prior years	(505)	7,132	(7)
Reductions on tax positions related to the expiration of the statute of limitations	(994)	(1,403)	(1,571)
Settlements	(4,934)	(139)	(8,016)
Balance at end of period	$1,468	$10,015	$4,381
If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $1 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2014, 2013 and 2012, we recorded interest and penalties of approximately $0.1, $0.7 and $(1.2) million, respectively, as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2014, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.1 million. This amount is not included in the gross unrecognized tax benefits noted above.
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
The 401(k) portion of the RRSP is cash or deferred arrangement intended to qualify under section 401(k) of the Code and under which eligible employees may elect to contribute a percentage of their eligible compensation. Employees who are 18 years of age or older and who were not highly compensated employees as defined by the Code during the preceding RRSP year are eligible to participate in the RRSP commencing with the first day of the month following their completion of one month of service.
The discretionary employer contribution profit sharing portion of the RRSP is a noncontributory defined contribution component covering full-time and part-time employees of the Company who have at least one year of eligible service, defined as 1,000 hours of service during the RRSP year, are employed by the Company on the last day of the RRSP year and are employed at Salon Support, distribution centers, as field leaders, artistic directors or consultants, and that are not highly compensated employees as defined by the Code. Participants' interest in the noncontributory defined contribution component become 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service, and with participants becoming fully vested after six full years of service.
Nonqualified Deferred Salary Plan:
The Company maintains a Nonqualified Deferred Salary Plan (Executive Plan), which covers Company officers and all other employees who are highly compensated as defined by the Code. The discretionary employer contribution portion of the Executive Plan is a profit sharing component in which a participants interest becomes 20.0% vested after completing two years of service with vesting increasing 20.0% for each additional year of service, and with participants becoming fully vested after six full years of service. Certain participants within the Executive Plan also receive a matching contribution from the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2014, the Company's cumulative contributions to the ESPP totaled $9.6 million.
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
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.9, $1.6 and $5.9 million for fiscal years 2014, 2013 and 2012, respectively.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2014	2013
	(Dollars in thousands)
Current portion (included in Accrued liabilities)	$2,913	$3,532
Long-term portion (included in Other noncurrent liabilities)	7,677	9,446
	$10,590	$12,978
The tax-affected accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.3 and $0.1 million at June 30, 2014 and 2013, respectively.
The Company had previously agreed to pay the former Vice Chairman an annual amount of $0.6 million, adjusted for inflation to $0.9 million in fiscal years 2014 and 2013, for the remainder of his life. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse at a rate of one half of his deferred compensation benefit, adjusted for inflation, for the remaining life of his spouse. In October 2013, the former Vice Chairman passed away and the Company began paying survivor benefits to his spouse. At this time, the Company reduced the accrual for future obligations to account for the reduction in benefits to the survivor. In connection with the passing of the former Vice Chairman, the Company received $5.8 million in life insurance proceeds. The Company recorded a gain of $1.0 million recorded in general and administrative in the Consolidated Statement of Operations associated with the proceeds. Estimated associated costs included in general and administrative expenses on the Consolidated Statement of Operations totaled $(2.1), $0.7 and $0.8 million for fiscal years 2014, 2013 and 2012, respectively. Related obligations totaled $2.5 and $5.7 million at June 30, 2014 and 2013, respectively, with $0.5 and $0.9 million within accrued expenses at June 30, 2014 and 2013, respectively and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
In connection with the former Chief Executive Officer's deferred compensation contract, the Company paid the former Chief Executive Officer $15.1 million in fiscal year 2013. Associated compensation expense included in general and administrative expenses on the Consolidated Statement of Operations totaled $3.7 million for fiscal year 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Compensation expense included in (loss) income before income taxes and equity in loss of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
Executive Plan (including profit sharing)	$203	$311	$394
ESPP	347	441	449
Deferred compensation contracts	1,641	2,370	10,452

11. EARNINGS PER SHARE
Net (loss) income from continuing operations available to common shareholders and net (loss) income from continuing operations for the diluted earnings per share under the if-converted method was the same for all periods presented. Interest on the convertible debt was excluded from net (loss) income from continuing operations for diluted earnings per share as the convertible debt was not dilutive.
The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	Fiscal Years
	2014	2013	2012
	(Shares in thousands)
Weighted average shares for basic earnings per share	56,482	56,704	57,137
Effect of dilutive securities:
Dilutive effect of stock-based compensation(1)	—	142	—
Weighted average shares for diluted earnings per share	56,482	56,846	57,137
_______________________________________________________________________________

(1)
For fiscal year 2014 and 2012, 119,750 and 182,270 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,799,352, 1,593,228 and 1,987,784 of equity-based compensation awards during the fiscal years 2014, 2013 and 2012, respectively. These amounts were excluded because they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution also excluded 11,307,605, 11,260,261 and 11,208,552 of shares from convertible debt for fiscal years 2014, 2013 and 2012, respectively. These amounts were excluded as they were not dilutive.

12. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the Amended and Restated 2004 Long Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance share units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2004 Plan, a maximum of 6,750,000 shares were approved for issuance. In October 2013, the 2004 Plan was amended to limit the number of future full value awards (awards other than stock options and SARs) to 3,465,701. Shares issued under the 2004 Plan are issued from new shares. As of June 30, 2014 there were 3,905,483 partial shares or 3,029,874 full shares available for grant under the 2004 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted subsequent to July 1, 2012 generally include various acceleration terms for participants aged sixty-two years or older and employees aged fifty-five or older and have fifteen years of continuous service.
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
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Stock options & SARs	$6.00	$6.63	N/A
RSAs & RSUs	15.50	17.40	$16.94
PSUs	15.73	18.33	N/A
The fair value of stock options and SARs granted prior to June 30, 2013 was estimated on the date of grant using a lattice option valuation model. Effective July 1, 2013, the Company changed from the lattice option valuation model to the Black-Scholes-Merton (BSM) option valuation model for valuing SARs. The Company elected to make the change in valuation methodology because the Company's historical grants of SARs lacked complex vesting conditions or maximum payout limitations on the value of the awards. The Company does not expect a material difference in future valuations as a result of the change in models. The fair value of market-based RSUs granted during fiscal year 2013 was estimated on the date of grant using a Monte Carlo simulation model. The significant assumptions used in determining the estimated fair value of stock options, SARs and market-based RSUs granted during fiscal years 2014, 2013 and 2012 were as follows:

	2014	2013	2012
Risk-free interest rate	1.67 - 1.96%	0.66 - 0.87%	N/A
Expected term (in years)	6.00	6.00	N/A
Expected volatility	44.00%	44.00 - 47.00%	N/A
Expected dividend yield	1.52 - 1.61%	1.33 - 1.46%	N/A
The risk free rate of return is determined based on the U.S. Treasury rates approximating the expected life of the stock options and SARs granted. Expected volatility is established based on historical volatility of the Company's stock price. Estimated expected life was based on an analysis of historical stock options granted data which included analyzing grant activity including grants exercised, expired and canceled. The expected dividend yield is determined based on the Company's annual dividend amount as a percentage of the strike price at the time of the grant. The Company uses historical data to estimate pre-vesting forfeiture rates.
Stock-based compensation expense, recorded within General and Administrative expense in the Consolidated Statement of Operations, was as follows:

	2014	2013	2012
SARs & stock options	$2,145	$1,986	$1,447
RSAs, RSUs, & PSUs	4,255	3,895	6,150
Total stock-based compensation expense	6,400	5,881	7,597
Less: Income tax benefit	—	(2,235)	(2,898)
Total stock-based compensation expense, net of tax	$6,400	$3,646	$4,699
Stock Appreciation Rights & Stock Options:
SARs and stock options granted under the 2004 Plan and 2000 Plan generally vest ratably over a three to five years period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2013	860	429	$25.26
Granted	470	—	15.74
Forfeited/Expired	(189)	(177)	30.06
Exercised	(1)	—	16.60
Outstanding balance at June 30, 2014	1,140	252	$20.80	6.8	—
Exercisable at June 30, 2014	383	246	$25.85	4.5	—
Unvested options, net of estimated forfeitures	686	6	$16.68	8.7	—
The total intrinsic value, cash proceeds and income tax benefit associated with the exercise of SARs and stock options during fiscal years 2014, 2013 and 2012 were immaterial. As of June 30, 2014, there was $2.9 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Awards & Restricted Stock Units:
RSAs and RSUs granted to employees under the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a three or five year period. In addition, the Company has an outstanding RSU grant to its Chief Executive Officer that vests upon the achievement of a specified value for the Company's stock over a specified period of time. RSUs granted to non-employee directors under the 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date. Distributions on vested RSUs granted to non-employee directors are deferred until the director's board service ends.
Activity for all of our RSAs and RSUs is as follows:

	Shares/Units (in thousands)		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSAs	RSUs
Outstanding balance at June 30, 2013	315	250	$17.46
Granted	—	362	15.50
Forfeited	(26)	(19)	17.05
Vested	(103)	(81)	17.92
Outstanding balance at June 30, 2014	186	512	$16.34	$9,817
Vested at June 30, 2014	—	81	$16.42	$1,145
Unvested awards, net of estimated forfeitures	179	361	$16.40	$7,602
As of June 30, 2014, there was $6.6 million of unrecognized expense related to RSAs and RSUs that is expected to be recognized over a weighted-average period of 2.2 years.
Performance Share Units:
PSUs represent shares potentially issuable in the future. Issuance is based upon the relative achievement of the Company's performance goals. PSUs granted to employees under the 2004 Plan generally cliff vest after two years following a one year performance period.
For certain PSUs granted in the fiscal years 2014 and 2013, the performance goals related to the Company achieving specified levels of same-store sales and earnings before interest, taxes, depreciation and amortization, adjusted ("adjusted EBITDA") for certain items impacting comparability for fiscal years 2014 and 2013. As the Company did not achieve thresholds related to performance goals for fiscal years 2014 and 2013, no PSUs were earned during fiscal years 2014 and 2013 for these awards.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

In addition, during fiscal year 2014, the Company granted 0.1 million shares at target with a weighted average grant date fair value of $15.72 for performance goal of achieving a cumulative adjusted EBITDA during a three year period. As of June 30, 2014, the Company does not expect any of these units to be earned. Therefore, there is no unrecognized expense related to PSUs as of June 30, 2014. Future compensation expense for the unvested awards could reach a maximum of $1.9 million to be recognized over 2.2 years, assuming the Company expects the target performance metric is earned.
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
Shareholders' Rights Plan:
The Company has a shareholders' rights plan pursuant to which one preferred share purchase right is held by shareholders for each outstanding share of common stock. The rights become exercisable only following the acquisition by a person or group, without the prior consent of the Board of Directors, of 20.0% or more of the Company's voting stock, or following the announcement of a tender offer or exchange offer to acquire an interest of 20.0% or more. If the rights become exercisable, they entitle all holders, except the takeover bidder, to purchase one one-thousandth of a share of preferred stock at an exercise price of $140, subject to adjustment, or in lieu of purchasing the preferred stock, to purchase for the same exercise price common stock of the Company (or in certain cases common stock of an acquiring company) having a market value of twice the exercise price of a right.
Share Repurchase Program:
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, and to $300.0 million on April 26, 2007. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2014, a total accumulated 7.7 million shares have been repurchased for $241.3 million. As of June 30, 2014, $58.7 million remained outstanding under the approved stock repurchase program.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2014	2013
	(Dollars in thousands)
Foreign currency translation	$22,364	$20,434
Unrealized gain on deferred compensation contracts	287	122
Accumulated other comprehensive income	$22,651	$20,556

14. SEGMENT INFORMATION
Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes. During the second quarter of fiscal year 2014, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of the restructuring of the Company's North American field organization. The field reorganization, which impacted all North American salons except for salons in the mass premium category, was announced in the fourth quarter of fiscal year 2013 and completed in the second quarter of fiscal year 2014. The Company now reports its operations in three operating segments: North American Value, North

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

American Premium and International. The Company's operating segments are its reportable operating segments. Prior to this change in organizational structure, the Company had two reportable operating segments: North American salons and International salons. The Company did not completely operate under the realigned operating segments structure prior to the second quarter of fiscal year 2014.
The North American Value reportable operating segment is comprised of 8,295 company-owned and franchised salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.
The North American Premium reportable operating segment is comprised of 801 company-owned salons primarily in mall-based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.
The International reportable operating segment is comprised of 360 company-owned salons located in malls, department stores and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.
Financial information concerning the Company's reportable operating segments is shown in the following table:

	Fiscal Years
	2014	2013	2012
	(Dollars in thousands)
Revenues(1):
North American Value salons	$1,430,083	$1,515,581	$1,570,542
North American Premium salons	333,858	373,820	410,563
International salons	128,496	129,312	141,122
	$1,892,437	$2,018,713	$2,122,227
Depreciation and amortization expense(1):
North American Value salons	$66,038	$56,364	$55,317
North American Premium salons	15,859	15,893	15,936
International salons	5,227	5,222	5,297
Total segment depreciation and amortization expense	87,124	77,479	76,550
Unallocated Corporate	12,609	14,276	28,420
	$99,733	$91,755	$104,970
Operating (loss) income(1):
North American Value salons	$118,935	$141,103	$197,478
North American Premium salons(2)	(46,274)	(13,850)	(57,504)
International salons	(3,356)	(1,380)	2,505
Total segment operating income	69,305	125,873	142,479
Unallocated Corporate	(103,295)	(113,547)	(144,646)
Operating (loss) income(1)	$(33,990)	$12,326	$(2,167)
Interest expense	(22,290)	(37,594)	(28,245)
Interest income and other, net	1,952	35,366	5,098
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	$(54,328)	$10,098	$(25,314)
_______________________________________________________________________________

(1)	See Note 2 to the Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

(2)	Included in the North American Premium salons segment's operating loss for fiscal years 2014 and 2012 are goodwill impairment charges of $34.9 and $67.7 million, respectively.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

	June 30,
	2014		2013		2012
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,626,794	$240,460	$1,737,517	$285,111	$1,815,797	$274,711
Other countries	265,643	26,078	281,196	28,349	306,430	31,088
Total	$1,892,437	$266,538	$2,018,713	$313,460	$2,122,227	$305,799

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items, which impacted fiscal years 2014 and 2013 revenues, operating and net (loss) income.
Summarized quarterly data for fiscal years 2014 and 2013 follows:

	Quarter Ended
	September 30(e)	December 31	March 31	June 30	Year Ended
	(Dollars in thousands, except per share amounts)
2014
Revenues	$468,583	$468,367	$471,561	$483,926	$1,892,437
Cost of service and product revenues, excluding depreciation and amortization	269,039	273,874	272,490	279,095	1,094,498
Operating income (loss)(a)	1,429	(34,660)	(3,221)	2,462	(33,990)
(Loss) income from continuing operations(a)(b)	(136)	(109,085)	(10,093)	(17,766)	(137,080)
Income from discontinued operations(c)	—	—	609	744	1,353
Net (loss) income (a)(b)(c)	(136)	(109,085)	(9,484)	(17,022)	(135,727)
(Loss) income from continuing operations per share, basic and diluted(d)	—	(1.93)	(0.18)	(0.31)	(2.43)
Income from discontinued operations per share, basic and diluted	—	—	0.01	0.01	0.02
Net (loss) income per basic and diluted share(d)	—	(1.93)	(0.17)	(0.30)	(2.40)
Dividends declared per share	0.06	0.06	—	—	0.12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter Ended
	September 30	December 31	March 31	June 30(e)	Year Ended
	(Dollars in thousands, except per share amounts)
2013
Revenues	$505,360	$506,165	$504,937	$502,251	$2,018,713
Cost of service and product revenues, excluding depreciation and amortization	285,660	289,329	287,597	296,678	1,159,264
Operating income (loss)(a)	9,273	8,723	3,308	(8,978)	12,326
Income (loss) from continuing operations(a)(b)	34,647	(16,119)	896	(15,258)	4,166
Income (loss) from discontinued operations(c)	3,777	3,853	1,465	15,933	25,028
Net income (loss)(a)(b)(c)	38,424	(12,266)	2,361	675	29,194
Income (loss) from continuing operations per share, basic	0.60	(0.28)	0.02	(0.27)	0.07
Income (loss) from discontinued operations per share, basic(d)	0.07	0.07	0.03	0.28	0.44
Net income (loss) per basic share(d)	0.67	(0.22)	0.04	0.01	0.51
Income (loss) from continuing operations per share, diluted	0.54	(0.28)	0.02	(0.27)	0.07
Income (loss) from discontinued operations per share, diluted	0.06	0.07	0.03	0.28	0.44
Net income (loss) per diluted share(d)	0.59	(0.22)	0.04	0.01	0.51
Dividends declared per share	0.06	0.06	0.06	0.06	0.24
_______________________________________________________________________________

(a)
During the second quarter of fiscal year 2014, the Company recorded a goodwill impairment charge of $34.9 million, an $84.4 million non-cash charge to establish a valuation allowance against the Company’s U.S. and U.K. deferred tax assets and non-cash salon asset impairment charge of $4.7 million. During the third quarter of fiscal 2014, the Company recorded non-cash salon impairment of $8.9 million. During the fourth quarter of fiscal year 2013, the Company recorded a $12.6 million ($7.7 million net of tax) inventory write-down associated with the Company's implementation of standardized plan-o-grams.

(b)
During the fourth quarter of fiscal year 2014, the Company recorded a $12.6 million charge representing its share of goodwill impairment charges recorded by EEG. During the first quarter of fiscal year 2013, the Company recorded a $32.2 million net of tax foreign currency gain associated with the sale of Provalliance. During the second quarter of fiscal year 2013, the Company recorded a $17.9 million impairment charge net of tax related to the impairment of EEG. During the fourth quarter of fiscal year 2013, the Company incurred $6.7 million net of tax of expense for a make-whole payment associated with the prepayment of debt.

(c)	During the fourth quarter of fiscal year 2013, the Company recorded a $15.4 million gain, net of professional and transaction fees and taxes, associated with the disposition of Hair Club.

(d)	Total is an annual recalculation; line items calculated quarterly may not sum to total.

(e)
During the fourth quarter of fiscal year 2013, the Company recorded a cumulative adjustment to correct prior period errors that related to an understatement of interest expense and certain uncertain tax positions. The impact of these items on the Company's Consolidated Statement of Operations increased interest expense by $0.4 million, increased income tax expense by $0.3 million and decreased net income by $0.7 million. During first quarter of fiscal year 2014, the Company recorded adjustments to correct errors related to the fourth quarter of fiscal year 2013 for an overstatement of inventory and self-insurance accruals and an understatement of cash. The impact of these items on the Company's Consolidated Statement of Operations decreased Site Operating expenses by $1.3 million, increased Cost of Product by $0.3 million and decreased net loss by $0.6 million. Because these errors were not material to the Company's consolidated financial statements for any prior periods, the respective quarter, or respective fiscal year, the Company recorded adjustments to correct the errors during each respective quarter.

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
With the participation of management, the Company's chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) at the conclusion of the period ended June 30, 2014. Based upon this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
In Part II, Item 8 above, management provided a report on internal control over financial reporting, in which management concluded that the Company's internal control over financial reporting was effective as of June 30, 2014. In addition, PricewaterhouseCoopers LLP, the Company's independent registered public accounting firm, provided a report on the Company's effectiveness of internal control over financial reporting. The full text of management's report and PricewaterhouseCoopers' report appears on pages 39 and 40 herein.
Changes in Internal Controls
Based on management's most recent evaluation of the Company's internal control over financial reporting, management determined there were no changes in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter.
Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2014 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2014 Proxy Statement, and is incorporated herein by reference.
The Company has adopted a code of ethics, known as the Code of Business Conduct & Ethics that applies to all employees, including the Company's chief executive officer, chief financial officer, directors and executive officers. The Code of Business Conduct & Ethics is available on the Company's website at www.regiscorp.com, under the heading "Corporate Governance - Guidelines" (within the "Investor Information" section). The Company intends to disclose any substantive amendments to, or waivers from, its Code of Business Conduct & Ethics on its website or in a report on Form 8-K. In addition, the charters of the Company's Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee and the Company's Corporate Governance Guidelines may be found on the Company's website. Copies of any of these documents are available upon request to any shareholder of the Company by writing to the Company's Secretary at Regis Corporation, 7201 Metro Boulevard, Edina, Minnesota 55439.

Item 11.    Executive Compensation
Information about Executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2014 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2014 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2014 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2014 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 3—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2014 Proxy Statement and is incorporated herein by reference.

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
Exhibit Number/Description

3(a)
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000; Articles of Amendment to Restated Articles of Incorporation, dated October 22, 2013.

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

4(e)
Indenture dated November 27, 2013 by and between the Company and Wells Fargo Bank, N.A, as Trustee. (Incorporated by reference to Exhibit 10.4 of the Company's Report on Form 8-K filed December 4, 2013.)

10(a)*
Short Term Incentive Compensation Plan, effective August 19, 2009. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Form 14A filed on September 15, 2009, for the year ended June 30, 2009.)

10(b)*
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

10(c)*	Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed November 9 2012.)

10(d)*	Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 4, 2013.)

10(e)*
Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed November 9, 2012.)

10(f)*	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(g)*	Employment Agreement, dated October 21, 2013, between the Company and Carmen Thiede. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(h)*
Transition and Separation Agreement, dated January 9, 2014, between the Company and Norma Knudsen. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed April 30, 2014.)

10(i)*
Amended and Restated 2004 Long Term Incentive Plan as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 11, 2013.)

10(j)
Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, and various financial institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Swing Line Lender, and Issuer, Bank of America, as Syndication Agent, and The Bank of Tokyo-Mitsubishi UFJ, Ltd., U.S. Bank National Association, and Wells Fargo Bank, N.A., as Documentation Agents.

10(k)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 4, 2013.)

10(l)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 4, 2013.)

10(m)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed December 4, 2013.)

21	List of Subsidiaries of Regis Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of ParenteBeard LLC

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

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
DATE: August 26, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEPHEN E. WATSON
Stephen E. Watson, Chairman of the Board of Directors	Date: August 26, 2014

/s/ DANIEL J. HANRAHAN
Daniel J. Hanrahan, Director	Date: August 26, 2014

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 26, 2014

/s/ JAMES P. FOGARTY
James P. Fogarty, Director	Date: August 26, 2014

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 26, 2014

/s/ DAVID P. WILLIAMS
David P. Williams, Director	Date: August 26, 2014

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 26, 2014

/s/ MARK LIGHT
Mark Light, Director	Date: August 26, 2014

EEG, Inc. and Subsidiaries
Consolidated Financial Statements
June 30, 2014, 2013, and 2012

EEG, Inc. and Subsidiaries

June 30, 2014, 2013, and 2012

Independent Auditors’ Report
Board of Directors
EEG, Inc. and Subsidiaries
Report on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of EEG, Inc. and Subsidiaries, which comprise the consolidated balance sheet as of June 30, 2014 and 2013, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2014, 2013, and 2012, and the related notes to the financial statements.
Management’s Responsibility for the Financial Statements
Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of consolidated financial statements that are free from material misstatement, whether due to fraud or error.
Auditors’ Responsibility
Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.
An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.
We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

1

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EEG, Inc. and Subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for the years ended June 30, 2014, 2013, and 2012, in accordance with accounting principles generally accepted in the United States of America.

/s/ PARENTEBEARD LLC

ParenteBeard LLC
Wilkes-Barre, PA
August 26, 2014

EEG, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2014 and 2013

	2014	2013		2014	2013

Assets			Liabilities and Shareholders' Equity

Current Assets			Current liabilities
Cash and cash equivalents	$37,891,769	$23,318,183	Current maturities, capital lease obligation
Restricted cash, trust liabilities	104,079	113,710	and long term debt	$465,312	$487,165
Accounts receivable:			Accounts payable, trade	2,977,521	2,444,428
Students (net of allowance of $6,710,886 and			Accounts payable, affiliates	—	2,802
$7,825,432 in 2014 and 2013, respectively)	3,238,576	1,945,076	Accounts payable, accrued	3,452,460	2,013,977
Other	94,329	63,602	Accrued payroll	2,726,493	3,958,597
Affiliates, unsecured	17,165	17,513	Accrued expenses	1,361,940	1,337,715
Inventories	3,971,048	2,194,686	Trust liabilities	104,079	113,710
Prepaid expenses	2,457,756	1,614,491	Unearned tuition	13,708,876	14,958,832
Prepaid corporate income taxes	3,863,741	3,055,978
Deferred tax asset, net	3,135,326	3,576,542	Total current liabilities	24,796,681	25,317,226

Total current assets	54,773,789	35,899,781	Capital Lease Obligation	7,268,653	7,512,802

Property and Equipment, Net	36,528,003	49,128,108	Long-Term Debt	21,278,840	9,585,003

Other Assets			Deferred Rent	4,238,890	4,244,747
Goodwill	—	28,582,562
Intangibles, not subject to amortization	8,704,186	8,977,460	Deferred Compensation	217,768	217,768
Intangibles, net	234,355	326,565
Prepublication costs (net of accumulated			Total liabilities	57,800,832	46,877,546
amortization of $24,408 in 2014)	279,134	49,532	Commitments and Contingencies (Note 10, 12)
Notes receivable, employees, secured	269,754	—
Deposits and other assets	744,082	953,345	Shareholders' Equity
Deferred tax asset, net	11,043,038	3,829,115	Preferred stock:
			Series A, 8% cumulative, redeemable, $0.001
Total other assets	21,274,549	42,718,579	par value, 150 shares authorized, none
			issued and outstanding
			Series B, 8% cumulative, redeemable, $0.001
			par value, 114 shares authorized, none
			issued and outstanding
			Common stock, $0.001 par value; 10,000 shares
			authorized, 899.938 and 889.938 shares
			Issued and outstanding in 2014 and 2013,
			respectively	1	1
			Additional paid-in capital	66,595,868	65,990,071
			(Accumulated deficit) Retained earnings	(11,820,360)	14,878,850

			Total shareholders' equity	54,775,509	80,868,922

Total	$112,576,341	$127,746,468	Total	$112,576,341	$127,746,468

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Operations
For the Years Ended June 30, 2014, 2013, and 2012

	2014	2013	2012
Revenue
Educational services	$146,462,085	$150,474,847	$161,512,264
Products	20,078,121	20,489,289	20,813,487

Total revenue	166,540,206	170,964,136	182,325,751

Operating Expenses
Cost of educational services	95,493,987	91,750,973	94,248,513
Cost of product sales	12,815,299	13,337,935	13,420,023
General, selling, and administrative	42,850,496	43,816,472	46,134,002
Depreciation and amortization	7,385,895	9,327,185	9,574,160
Other operating expenses	3,052,561	4,126,347	4,430,601
Loss (gain) on disposal and sale of assets	14,026	(256,898)	(337,132)
Impairment loss	38,454,344	3,881,298	16,190,513

Total operating expenses	200,066,608	165,983,312	183,660,680

(Loss) Income from Operations	(33,526,402)	4,980,824	(1,334,929)

Other Income (Expense)
Interest expense	(661,863)	(670,607)	(1,204,148)
Interest income	38,702	11,960	9,966
Miscellaneous income	185,167	704,531	683,052

Total other (expense) income, net	(437,994)	45,884	(511,130)

(Loss) Income Before Provision for Income Taxes	(33,964,396)	5,026,708	(1,846,059)

(Benefit) Provision for Income Taxes	(7,265,186)	2,667,765	5,365,372

Net (Loss) Income	$(26,699,210)	$2,358,943	$(7,211,431)

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity
For the Years Ended June 30, 2014, 2013, and 2012

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, June 30, 2011	889.938	$1	$65,235,225	$19,731,338	$84,966,564

Net Loss		—	—	(7,211,431)	(7,211,431)

Compensation Costs from Stock Options		—	379,305	—	379,305

Balance, June 30, 2012	889.938	1	65,614,530	12,519,907	78,134,438

Net Income		—	—	2,358,943	2,358,943

Compensation Costs from Stock Options		—	375,541	—	375,541

Balance, June 30, 2013	889.938	1	65,990,071	14,878,850	80,868,922

Net Loss		—	—	(26,699,210)	(26,699,210)

Stock Option Exercise	10	—	234,020	—	234,020

Compensation Costs from Stock Options		—	371,777	—	371,777

Balance, June 30, 2014	899.938	$1	$66,595,868	$(11,820,360)	$54,775,509

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
June 30, 2014, 2013, and 2012

	2014	2013	2012

Cash Flows from Operating Activities
Net (loss) income	$(26,699,210)	$2,358,943	$(7,211,431)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	7,269,278	8,925,160	9,048,389
Amortization of intangibles	92,210	145,686	225,924
Amortization of prepublication costs	24,408	286,261	342,686
Impairment loss	38,454,344	3,881,298	16,190,513
Provision for uncollectible accounts	(1,114,546)	(558,967)	(392,072)
Compensation cost from stock options	371,777	375,541	379,305
Gain on disposal and sale of equipment	14,026	(256,898)	(337,132)
Deferred income taxes	(6,772,707)	62,005	1,376,221
Changes in assets and liabilities:
Accounts receivable, student	(178,954)	345,548	(456,533)
Inventories	(1,776,362)	867,656	192,249
Prepaid expenses and other assets	(1,472,144)	(193,142)	(512,728)
Notes receivable, employee, secured	(35,734)	—	—
Accounts payable and accrued expenses	760,895	(423,604)	1,225,446
Unearned tuition	(1,249,956)	(382,903)	(4,747,410)
Deferred rent	(5,857)	200,851	119,911

Total adjustments	34,380,678	13,274,492	22,654,769

Net cash provided by operating activities	7,681,468	15,633,435	15,443,338

Cash Flows from Investing Activities
Purchases of property and equipment	(4,336,333)	(8,503,783)	(10,356,175)
Proceeds from disposal and sale of equipment	54,626	401,049	996,457
Investment in prepublication costs	(254,010)	(49,532)	(36,777)

Net cash used in investing activities	(4,535,717)	(8,152,266)	(9,396,495)

Cash Flows from Financing Activities
Net proceeds of long-term debt	11,915,000	8,000,000	25,657,377
Net repayment of long-term debt	(261,464)	(35,232,983)	(10,146,657)
Repayment of capital lease obligation	(225,701)	(208,648)	(192,882)

Net cash provided by (used in) financing activities	11,427,835	(27,441,631)	15,317,838

Net Increase (Decrease) in Cash and Cash Equivalents	14,573,586	(19,960,462)	21,364,681

Cash and Cash Equivalents, Beginning	23,318,183	43,278,645	21,913,964

Cash and Cash Equivalents, End	$37,891,769	$23,318,183	$43,278,645

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest	$667,278	$655,464	$1,287,549

Income taxes paid, net of refunds	$81,264	$3,711,969	$2,718,359

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Additional paid-in capital - stock option exercise	$234,020	$—	$—

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Organizational Matters
EEG, Inc. (“EEG”) owns and operates 110 cosmetology schools located throughout the United States. With the exception of 2 cosmetology schools owned by wholly-owned subsidiaries, Gary’s Incorporated (“Gary’s”), and Northern Westchester School of Hair Dressing and Cosmetology, Inc. (‘Northern Westchester”), all of EEG’s cosmetology schools are owned directly by EEG. EEG operates cosmetology schools under two primary brands; Empire Beauty School and the Hair Design School.
On September 7, 2010, EEG formed a wholly-owned subsidiary, EEG-California, Inc. This subsidiary was formed in anticipation of extending operations into the state of California. This subsidiary was merged out of existence and into EEG on June 30, 2012. The merger was accounted for by transferring the net assets into EEG at their carrying value on the date of the transaction.
Principles of Consolidation
The consolidated financial statements include the accounts of EEG and its wholly-owned subsidiaries, Gary’s, Northern Westchester, and EEG-California, Inc. (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through August 26, 2014, the date the consolidated financial statements were issued.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments, purchased with maturity of 90 days or less to be cash equivalents.
Restricted Cash
Restricted cash, trust liabilities consists of federal monies that have not been applied to student accounts receivable.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Student Accounts Receivable
Student accounts receivable are reported at amounts management expects to collect on balances outstanding. Accounts are charged to bad debt expense when deemed uncollectible based upon a periodic review of individual accounts. The allowance for doubtful accounts is estimated based on the Company’s historical losses.
Inventories
The Company maintains an inventory of beauty supplies, mannequins, tablet computers, and textbooks for instructional use and resale. Inventories are recorded at the lower of cost, determined using the first-in, first-out method, or market.
Property and Equipment
Property and equipment is stated at cost, net of accumulated depreciation. Depreciation is provided using the straight-line method based on the lesser of estimated useful lives of the assets of 5 to 15 years or the lease term. Property and equipment under capital lease are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. Property and equipment under capital lease are being amortized using the straight-line method over the lesser of the lease term or the estimated useful lives of the assets. Amortization of asset under capital lease is included in depreciation expense.
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company assesses the recoverability of long-lived assets by calculating expected future cash flows to be generated by the assets. If future undiscounted cash flows are insufficient to support the carrying cost of an asset group, then an impairment loss, measured as the difference between the carrying amount of the asset and the discounted future cash flows it may generate, is calculated and recorded. The Company recorded impairments of tangible fixed assets of $9,598,508, $2,910,067, and $588,898 for the years ended June 30, 2014, 2013, and 2012, respectively.
Goodwill and Other Intangible Assets
The Company has recorded values for Goodwill; Intangibles, not subject to amortization; and Intangibles, net.
Goodwill represents the excess of the purchase price of acquired entities over the fair value of the net assets acquired. Goodwill is subject to periodic impairment testing which occurs at least annually during the fourth quarter of the fiscal year or at the time of a triggering event. In evaluating whether goodwill is impaired, the Company compares the carrying value of the Company, inclusive of Goodwill, to the estimated fair value of the Company.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Goodwill and Other Intangible Assets (Continued)
The Company calculates the estimated fair value of the Company using a discounted cash flows methodology which utilizes estimates in components of future cash flows, future growth rates, and discount rates based upon estimates of the Company’s weighted average cost of capital. Estimates of value based upon market multiples derived from data available from guideline publicly traded companies which management believes to have similar traits to EEG are used in addition to the discounted cash flows methodology. The Company periodically engages third-party valuation consultants to assist in the development of the Company’s estimated fair value calculations. (See Note 3)
Intangibles, not subject to amortization comprise Accreditation and a Non-Compete Agreement with Regis Corporation (“Regis”), an affiliated company, valued as of the acquisition dates of acquired schools. Intangibles, not subject to amortization are tested for impairment at least annually in the fourth quarter, or sooner if circumstances indicate necessity for earlier testing. (See Note 3)
Intangibles, net comprise the recorded values of Copyrights and Trade names, Below market rate leases, Business covenants, and Customer lists valued as of the acquisition date of acquired schools. These intangible assets have finite lives, and are stated at cost, net of accumulated amortization. Intangibles, net are tested for impairment at least annually in the fourth quarter, or sooner if circumstances indicate necessity for earlier testing. Costs associated with extending or renewing these assets are expensed as incurred. These assets are amortized using a straight-line method over their estimated lives of 2 to 20 years. (See Note 3)
Prepublication Costs
The Company capitalizes all prepublication direct costs incurred in the physical production of master publication-ready textbooks. These costs include the cost of manuscripts, salaries of staff directly working on designing, writing and editing the master volumes, the costs of supplies, photography, models, expendable goods, rental and maintenance of facilities, depreciation and amortization of equipment and leasehold improvements used directly by the production staff, and costs of nonemployee translators, editors, and writers. The capitalization of prepublication costs ceases when the master volume textbook is ready for submission to a printing house for mass production of the text. Prepublication costs are amortized using the straight-line method over estimated lives of 5-7 years. Amortization expense related to prepublication costs for the years ended June 30, 2014, 2013, and 2012, was $24,408, $286,261, and $342,686, respectively. The Company recorded an impairment of prepublication costs of $798,285 for the year ended June 30, 2013.
Revenue Recognition
Tuition revenue is recognized pro-ratably as the school term progresses based upon student hours attended. Unearned tuition is recognized as a result of cash received in advance of students attending class. Revenues for registration fees and products sold are recognized upon completion of the enrollment application and sale of the related products sold, respectively, as the Company has no further performance requirements. Revenues related to other services are recognized upon performance. Revenues exclude sales taxes.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Income Taxes
The Company accounts for its income taxes using the asset and liability method which requires the establishment of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance will be recognized. The Company and its subsidiaries file a consolidated federal income tax return and certain consolidated state income tax returns where applicable.
A tax benefit for an uncertain tax position is recognized when it is more likely than not that the position will be sustained upon examination based on its technical merits. This position is measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized. Interest and penalties related to unrecognized tax benefits are recognized as a component of other expense.
Potentially adverse material tax positions are evaluated to determine whether an uncertain tax position may have previously existed or has been originated. In the event an adverse tax position is determined to exist, penalty and interest will be accrued, in accordance with the Internal Revenue Service guidelines, and recorded as a component of other expenses in the Company's statement of income. The Company believes no significant uncertain tax positions exist, either individually or in the aggregate, that give rise to the non-recognition of an existing tax benefit.
Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $11,248,526, $9,246,949, and $8,907,537 for the years ended June 30, 2014, 2013, and 2012, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective January 1, 2017, for a calendar year public entity. For non-public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017. A non-public entity may elect to apply this guidance earlier; however, not before an annual reporting period beginning after December 15, 2016. Management is evaluating this new guidance and does not believe adoption will have a material impact on future financial results.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

2.	Property and Equipment, Net
Property and equipment consist of the following on June 30:

	2014	2013
Land	$950,000	$950,000
Building	415,000	415,000
Capital lease asset (Note 4)	8,200,000	8,200,000
Leasehold improvements	43,997,366	46,265,469
Furniture, fixtures, and equipment	26,558,285	29,742,328
Automotive equipment	349,809	421,669
Audio-video equipment	2,563,610	2,631,214
Signs	1,655,237	1,822,536
Construction in progress	1,263,836	4,063,277

Total cost	85,953,143	94,511,493

Less accumulated depreciation and
amortization	49,425,140	45,383,385

Property and equipment, net	$36,528,003	$49,128,108
The accumulated amortization of the capital lease asset was $1,384,416 and $958,442 at June 30, 2014, and 2013, respectively. Capitalized interest was $32,690, $107,149, and $74,549 for the years ended June 30, 2014, 2013, and 2012, respectively.

3.	Intangible Assets
In performing the annual test on Goodwill, management evaluated a number of factors in the most recent business environment which could have the effects of depressing the market value of the Company. More notable among them are a three year downward trend in enrollments and corresponding revenues combined with relatively flat revenue forecasts, and continued negative press and heightened scrutiny by various governmental agencies and officials toward proprietary schools in general. Management engaged an independent business appraisal firm to assist in developing the Company’s evaluation of its estimated fair market value of EEG. This evaluation indicated that there could be impairment in the carrying value of Goodwill as of June 30, 2014, requiring additional testing.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

3.	Intangible Assets (Continued)
In order to determine if Goodwill is impaired, it is necessary to estimate the fair values of assets inclusive of identifiable intangible assets, and liabilities. As a result of additional testing, the implied fair value of Goodwill at June 30, 2014, was $0. Accordingly, an impairment charge to the carrying value of Goodwill in the amount of $28,582,562 was recorded in the accompanying consolidated statement of operations of EEG for the fiscal year ended June 30, 2014. There were no impairment charges or changes in the carrying amount of Goodwill during the years ended June 30, 2013, and 2012.
Intangibles, not subject to amortization consist of the Accreditation of acquired schools amounting to $7,814,186 and a Non-compete agreement with Regis amounting to $890,000 at June 30, 2014. At June 30, 2013, the carrying amounts for Accreditation and the Regis Non-compete were $8,087,460 and $890,000, respectively. Accreditation provides schools with the ability to participate in Title IV funding and is an indefinite-lived intangible asset due to the minimal requirements on the part of the Company to renew such status. The Non-compete agreement is effective as long as Regis continues holding an ownership interest in the Company. Accordingly, the asset is classified as an indefinite-lived asset. If Regis terminates its ownership interest, the carrying value of the asset will be amortized over its then remaining two year life.
The Company recorded impairments to Accreditation in the amounts of $273,274, $102,946, and $15,513,776 for the years ended June 30, 2014, 2013, and 2012, respectively. The valuation technique used to evaluate the fair market value was the income approach and the inputs were based on the projected income associated with the Accreditation assets. Accreditation impairment is recorded when accreditation will no longer be utilized or if the estimated fair market value is less than the carrying value.
The Company recorded an impairment of Trade Name in the amount of $70,000 in the year ended June 30, 2013.
A summary of intangible assets subject to amortization at June 30 is as follows:

	2014
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,763,883	$2,738,358	$25,525
Below market rate leases	1,372,503	1,206,218	166,285
Business covenants	730,100	687,555	42,545
Customer lists	50,000	50,000	—

Total	$4,916,486	$4,682,131	$234,355

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

3.    Intangible Assets (Continued)

	2013
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,763,883	$2,735,432	$28,451
Below market rate leases	1,372,503	1,146,954	225,549
Business covenants	730,100	657,535	72,565
Customer lists	50,000	50,000	—

Total	$4,916,486	$4,589,921	$326,565
Amortization of Intangibles
Amortization expense for the years ended June 30, 2014, 2013, and 2012, was $92,210, $145,686, and $225,924, respectively.
Estimated amortization expense related to intangibles for the next five years is as follows:

Years ending June 30:

2015	$76,714
2016	46,901
2017	26,154
2018	15,596
2019	15,595
Total	$180,960

4.	Capital Lease Obligation
The Company is obligated under a capital lease arrangement with an affiliated company for office space used in the Company’s operations. At June 30, 2014, the scheduled future minimum lease payments required under the capital lease and the present value of the net minimum lease payments are as follows:

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

4.	Capital Lease Obligation (Continued)

Years ending June 30:
2015	$827,651
2016	827,651
2017	827,651
2018	827,651
2019	827,651
Thereafter	9,104,154

Total future minimum lease payments	13,242,409

Less amounts representing interest	5,729,607

Present value of minimum lease payments	7,512,802

Less current portion	244,149

Long-term obligation	$7,268,653

5.	Long-Term Debt
The Company has a credit facility with a bank maturing August 31, 2015. The maximum availability for borrowings or letters of credit under the facility is $20,000,000. Interest is payable monthly at one month Libor plus 250 basis points, (2.65% at June 30, 2014). There were borrowings of $19,915,000 and $8,000,000 outstanding at June 30, 2014, and 2013, respectively. The Company is contingently liable to the bank for two irrevocable letters of credit totaling $85,000. The maximum borrowing availability on the credit facility is reduced by the amount of any outstanding letters of credit. The credit facility is collateralized by substantially all of the Company’s assets.
The Company has a bank term loan (“Term Loan”). The Term Loan has a 120 month term with a final maturity of August 31, 2021. The Term Loan may be called by the lender on August 31, 2016. Interest is currently payable at a rate of 2.625% on the Term Loan. Long-term borrowings under the Term Loan were $1,363,840 and $1,585,003 as of June 30, 2014, and 2013, respectively. The current portion of these borrowings was $221,163 as of both June 30, 2014, and 2013. The Company will be required to pay $221,163 in equal annual installments in each of the next five years. The Term Loan is collateralized by substantially all of the Company’s assets.
The Company had a buyout credit facility with Regis (an affiliated company), (the “Buyout Loan”). The balance on the Buyout Loan at June 30, 2012, was $11,411,928, and bore interest at a rate of 2.50 percent. The Company repaid the Buyout Loan by the maturity date of January 18, 2013. The Regis credit facility was secured by substantially all assets of the Company. Amounts of principal and interest due on the credit facility were subordinate to amounts due to the bank.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

6.	Deferred Compensation
In 2008, the Company assumed a non-qualified deferred compensation arrangement with an executive of the Company. The executive is fully vested with regard to this deferred compensation; however, in the absence of limited circumstances the arrangement will not be settled and paid. Settlement of the deferred amount may be as a cash settlement or in equal annual installments over a three-year period as dictated by the terms of the agreement and circumstances requiring settlement. The deferred compensation liability is $217,768. Management considers any of the conditions requiring settlement in the near term, to be remote and has classified the deferred amount as a long-term liability.

7.	Income Taxes
The components of pretax (loss) income from continuing operations for the years ended June 30 are as follows:

	2014	2013	2012

U.S.	$(33,964,396)	$5,026,708	$(1,846,059)
The provision (benefit) for income taxes for the years ended June 30 is comprised of the following:

	2014	2013	2012
Current
Federal	$(157,680)	$2,054,682	$3,149,644
State	(334,799)	551,078	839,507
Deferred
Federal	(5,698,153)	106,827	880,430
State	(1,074,554)	(44,822)	495,791

Total	$(7,265,186)	$2,667,765	$5,365,372
The difference between the expected income tax determined by applying the statutory income tax rate and the actual income tax is primarily attributed to state income taxes and nondeductible expenses.
Deferred tax assets (liabilities) are as follows at June 30:

	2014	2013

Current assets	$3,135,326	$3,576,542

Noncurrent assets	11,043,038	6,964,727

Noncurrent liabilities	—	(3,135,612)

Net noncurrent deferred income taxes	$11,043,038	$3,829,115

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

7.	Income Taxes (Continued)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rates for continuing operations for the years ended June 30 are as follows:

	2014	2013	2012

Statutory U.S. federal income tax rate	(35.0)%	35.0%	(35.0)%
State and local income taxes	(2.4)%	10.8%	72.3%
Nondeductible goodwill	15.7%	—	—
Nondeductible Accreditation	—	—	249.5%
Business Interruption booked in 6-30-12 for books	—	5.8%	—
Other	0.3%	1.5%	3.8%
Effective income tax rate	(21.4)%	53.1%	290.6%
The effective tax rate for the year ended June 30, 2014, included a $15.2 million non-deductible Goodwill impairment charge which decreased the negative effective tax rate by approximately 15.7 percent. The effective tax rate for the year ended June 30, 2013, increased approximately 5.8 percent related to the receipt of $748,026 in business interruption insurance proceeds which had been recognized in the preceding year’s financial statements. In the year ended June 30, 2012, the effective tax rate increased by approximately 249.5 percent due to a non-deductible impairment charge to Accreditation.
The components of the net deferred tax assets and liabilities as of June 30 are as follows:

	2014	2013
Deferred tax assets:
Deferred rent	$1,681,362	$1,616,681
Payroll and payroll related costs	1,063,691	936,609
Allowance for doubtful accounts	2,668,017	3,078,213
State deferred bonus depreciation	876,271	1,445,959
Depreciation and amortization	4,507,000	—
Capital lease	3,005,350	3,058,623
Other	376,673	405,184
Total deferred income taxes assets	$14,178,364	$10,541,269

Deferred income tax liabilities:
Depreciation and amortization	$—	$3,074,598
Other	—	61,014
Total deferred income tax liabilities	$—	$3,135,612

Net deferred income tax assets	$14,178,364	$7,405,657

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

7.	Income Taxes (Continued)
As of June 30, 2014, 2013, and 2012, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company's effective tax rate. Also, as of June 30, 2014, 2013, and 2012, there were no material penalties and interest recognized in the statement of income, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.
Tax returns filed with the Internal Revenue Service and state taxing authorities are subject to review. The Company’s federal and state income tax returns are no longer subject to examination by federal or state taxing authorities for years before 2010.
8. Profit Sharing Plan
The Company sponsors a 401(k) savings and profit sharing plan. The Company made contributions to the plan totaling $319,307, $319,646, and $280,857 for the years ended June 30, 2014, 2013, and 2012, respectively.

9.	Stock Transactions
Common Stock
The minority shareholder of EEG has an irrevocable proxy from Regis providing the holder with 51% of the shareholder vote until such time that the holder owns less than 35% of the total outstanding EEG common stock; EEG commences an initial public offering of common stock; EEG is sold; or if the shareholders’ agreement between Regis and the minority shareholder (the “Agreement”) is terminated.
Under the terms of the Agreement, certain aspects of the shareholders’ relationship are regulated. The Agreement makes certain provisions for governance, and provides for restrictions on transfer or other disposition of the common stock of the Company.
The Agreement grants Regis the right to elect one member to the board of directors (The “Board”) and to be represented on any committees established by the Board. The Board is limited to five directors.
In addition, the Agreement prohibits certain actions of the Company, without the prior written approval of Regis, as long as Regis owns at least 60% of the common stock owned on the date of the Agreement. The more significant actions requiring approval are: (i) directly or indirectly acquiring any assets, capital stock, or any other interest in another business or entity, other than in the ordinary course of business; (ii) the transfer, lease, mortgage, pledge or encumbrance of substantially all of the Company’s assets; (iii) disposal of any business entity or product line, division or subsidiary of the Company; (iv) the merger, consolidation, reorganization or re-capitalization of the Company; (v) the borrowing or issuing of indebtedness except under the existing Regis credit facilities; and (vi) the issuance of any equity security or any options, warrants, convertible securities or other rights to acquire equity securities.
A shareholder wishing to sell all or any portion of their shares owned shall deliver a notice of intention to sell, thereby granting a right of first refusal. Finally, any shareholder holding 20% or more of the then outstanding shares may elect, by written notice, to seek a sale of the Company.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

9.	Stock Transactions (Continued)
Preferred Stock
The Company has authorized the following preferred stock:
Series A - 150 shares authorized, cumulative, redeemable, $0.001 par value, $100,000 per share issuance price. Series A pays dividends at an initial rate of 8% increasing incrementally to an annual rate of 16% within the first year of issuance and then increasing 1% annually thereafter. Series A does not contain voting privileges.
Series B - 114 shares authorized, cumulative, redeemable, $0.001 par value, $100,000 per share issuance price. Series B pays dividends at an initial rate of 8% increasing incrementally to an annual rate of 16% within five years of issuance and then increasing 1% annually thereafter. Series B does not contain voting privileges.
No Series A or B preferred stock was issued and outstanding on June 30, 2014, and 2013.

10.	Commitments
The Company leases buildings for its school operations, administrative offices, and a storage area under noncancellable operating leases expiring in various years through December 2027. Rent expense was $14,915,571, $14,451,557, and $13,495,342 for the years ended June 30, 2014, 2013, and 2012, respectively.
Minimum future rental payments over the primary terms of the Company’s leases as of June 30, 2014, for each of the next five years and in aggregate are:

Years ending June 30:

2015	$14,378,173
2016	12,592,081
2017	11,123,399
2018	10,132,755
2019	7,732,411
Thereafter	14,825,961

Total minimum future rental payments	$70,784,780
Certain operating lease agreements contain scheduled rent increases. In accordance with generally accepted accounting principles, this rent has been accounted for on a straight-line basis. The difference between the straight-line basis and the amount of rent paid is recorded as a noncurrent liability, deferred rent.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

11.	Related Party Transactions
For the years ended June 30, 2013, and 2012, purchases of supplies from Regis totaled $369,236 and $769,859, respectively, and interest expense to Regis totaled $89,174 and $565,755, respectively. There were no purchases of supplies or payments of interest to Regis for the year end June 30, 2014. There is no amount due to or from Regis at June 30, 2014, or 2013.
The Company is also affiliated with Schoeneman Realty Company (a Partnership) because of common ownership and control.
The Company recognized interest expense of $600,466, $617,633, and $633,501 under a capital lease arrangement with Schoeneman Realty Company for the years ended June 30, 2014, 2013, and 2012, respectively (Note 4). Principal payments on this lease amounted to $225,683 and $208,647 for the years ended June 30, 2014, and 2013, respectively. Interest expense accrued related to the capital lease was $49,478, $50,832, and $52,202 as of June 30, 2014, 2013, and 2012, respectively. This is included in accrued expenses.

12.	Contingencies
The Company has been named a co-defendant in a Class Action lawsuit filed in New York State. While management believes the Company will successfully defend itself in this lawsuit, the ultimate outcome and legal costs to defend the Company may be material to the future financial results of the Company, and are undeterminable at this time. As such, no accruals have been recognized in the accompanying consolidated financial statements. The Company has, from time to time, been involved in routine litigation incidental to the conduct of business. The Company does not believe there are any other existing litigation matters which could have a material adverse effect on the Company’s financial condition, and therefore, no litigation accruals have been recognized in the accompanying consolidated financial statements.
An estimated liability in the amount of $265,666 at June 30, 2014, 2013, and 2012, related to the estimated amount of Title IV funding that may be required to be refunded to the U.S. Department of Education, has been recorded, and is included in accrued expenses. This amount represents management’s estimated exposure related to the disbursement of federal student financial aid, at five separate schools, on student accounts that were found to have unacceptable documentation. These matters have been reported to the U.S. Department of Education.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

13.	Concentrations of Credit Risk
A material amount of the Company’s revenue is derived from student tuition which has been funded or guaranteed by federal or state governments. A change in government funding under the Higher Education Act could have a significant impact on the Company’s revenues.
The Company maintains its cash accounts in various commercial banks. Accounts are insured by the Federal Deposit Insurance Corporation to $250,000.

14.	Stock Options
On July 1, 2008, three executives were granted stock options for the purchase of 10 shares under the EEG, Inc. 2008 Non-Qualified Stock Option Plan. These options were granted in replacement of vested options under the Empire Beauty School, Inc. 2003 - 2004 Fiscal Year Stock Options Plan. Empire Beauty School, Inc. was a predecessor to the Company. The options were fully vested on July 1, 2008, but could not be exercised, except under limited conditions as outlined in the plan, until January 1, 2013. The options are being accounted for as a modification of the original options and were exercised on September 30, 2013.
On July 1, 2008, four executives were granted stock options under the EEG, Inc. 2008 Non-Qualified Stock Option Plan for the purchase of 50 shares of common stock. These options are fully vested but may not be exercised prior to August 14, 2014, except under limited conditions as specified in the plan. These options expire on March 20, 2018.
The estimated fair value of options granted has been determined as of the date of grant using the Black-Scholes option pricing model. Expected volatility was determined using a publicly traded education segment index. The expected term of the options represented the estimated duration until exercise date. The risk-free rate in the model was 4.6%.
Option activity as of June 30, 2014, was as follows:

	Number of Shares	Exercise Price (per share)	Remaining Contractual Life (per share)
Outstanding, June 30, 2013	10	$27,476	0.25
Outstanding, June 30, 2013	50	$129,400	5.00
Total Outstanding, June 30, 2013	60	$112,413	4.21
Exercised, September 30, 2013	10	$27,476	0.00
Outstanding, June 30, 2014	50	$129,400	4.00

Weighted Average fair value of options granted:	$55,929
Option Price Range (Fair Value):	$45,233 - $109,408
Weighted Average remaining contractual life (in years):	4.00
The Company expects to recognize $30,981 in equity compensation costs through July 31, 2014, based upon the future service periods indicated in the grants and assuming all options are exercised. Equity compensation costs for the years ended June 30, 2014, 2013, and 2012 were $371,777, $375,542, and $379,305, respectively.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

15.	Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company's financial instruments are as follows at June 30:

	2014		2013
	Carrying Value	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, Cash
equivalents, and restricted cash	$37,891,769	$37,891,769	$23,431,893	$23,431,893
Accounts
receivable, net	3,332,905	3,332,905	2,008,678	2,008,678
Accounts
receivable, affiliates	17,165	N/A	17,513	N/A
Liabilities:
Long Term Debt,
other	21,500,003	21,500,003	9,846,468	9,846,468
Accounts
payable, trade	2,977,521	2,977,521	2,444,428	2,444,428
Accounts
payable, affiliates	—	—	2,802	N/A
Fair values were determined as follows:

▪
Cash, cash equivalents, and restricted cash; accounts receivable, net; and accounts payable, trade - the carrying amounts approximate fair value because of the short-term maturity of these instruments and they are considered level 2 inputs under Fair Value Measurements.

▪
Accounts receivable, affiliate; accounts payable, affiliates; and long-term debt, affiliate - estimating the fair value of these instruments is not practicable because the terms of these transactions would not necessarily be duplicated in the market.

▪
Long-term debt, other - The carrying amounts of long-term debt, other approximate fair value based on borrowing rates available to the Company for debt with similar terms and they are considered level 2 inputs under Fair Value Measurements.

16.    Fair Value Measurements
EEG is required to measure certain assets such as Goodwill; Intangibles, not subject to amortization; and Long-lived assets with carrying values which may be in excess of their implied fair value or not fully recoverable based upon estimated future cash flows on a non-recurring basis.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

16.    Fair Value Measurements (Continued)
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability between a willing buyer and seller in an orderly transaction. Accounting guidance specifies a fair value hierarchy for estimates of fair value with observable inputs at the highest level, and unobservable inputs at the lowest.
Fair value measurement classifications are as follows:
Level 1 - Quoted prices for identical items in active markets
Level 2 - Quoted prices for similar items in active markets; quoted prices for similar or identical items in non-active markets; and valuations derived by models in which all significant value assumptions are observable in active markets.
Level 3 -Valuations derived by models where one or more material assumptions are unobservable in an active market.
Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2014, are as follows:

Description	Value	Level 3	Impairment
Goodwill(1)	$—	$—	$28,582,562
Intangibles, not subject to amortization(2)	$8,704,186	$8,704,186	$273,274
Long-lived assets(3)	$139,763	$139,763	$9,598,508
(1) Goodwill with a carrying amount of $28,582,562 was written down to its implied fair value resulting in an impairment charge of $28,582,562. (See Note 3)
(2) Intangibles, not subject to amortization with a carrying amount of $8,977,460 were written down to their implied fair values resulting in an impairment charge of $273,274. (See Note 3)
(3) Long-lived assets with a carrying amount of $9,738,271 were written down to their implied fair values resulting in an impairment charge of $9,598,508. (See Note 1)
Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2013, are as follows:

Description	Value	Level 3	Impairment
Intangibles, not subject to amortization(1)	$8,977,460	$8,977,460	$172,946
Long-lived assets(2)	$1,638,601	$1,638,601	$2,910,067
(1) Intangibles, not subject to amortization with a carrying amount of $9,150,406 were written down to their implied fair values resulting in an impairment charge of $172,946. (See Note 3)
(2) Long-lived assets with a carrying amount of $4,548,668 were written down to their implied fair values resulting in an impairment charge of $2,910,067. (See Note 1)

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2014, 2013, and 2012

17.    Business Interruption Insurance
The Company maintains insurance for both property damage and business interruption relating to catastrophic events. Business interruption coverage covers lost profits and other costs incurred.
On June 25, 2011, the Brooklyn location suffered fire damage when a fire destroyed the building in which the school held its operations. This site was out of operation for the entire year ended June 30, 2012. The site reopened in June 2013. The Company received $386,968 and $748,026 in lost profits in the years ended June 30, 2013, and 2012, respectively. These amounts are included in miscellaneous income on the consolidated statement of operations.

