Form 10-K/A
period 2014-06-30
REGIS CORP
filed 2014-09-26
CIK 716643

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

Explanatory Note
        We are filing this Amendment No. 1 on Form 10-K/A (the "Amendment") to Regis Corporation's (the "Company") Annual Report on Form 10-K for the year ended June 30, 2014, as filed with the Securities and Exchange Commission on August 26, 2014 (the "Original Filing"), solely for the purpose of filing Exhibit 3(a), which is a document containing the Company’s Restated Articles of Incorporation, as amended, which was listed on the exhibit list in Item 15, but inadvertently omitted from, the Original Filing.
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
Steven M. Spiegel, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
DATE: September 26, 2014