Form 10-Q
period 2014-09-30
REGIS CORP
filed 2014-11-04
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 24, 2014:

Common Stock, $.05 par value	55,251,656
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	September 30, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$186,257	$378,627
Receivables, net	22,085	25,808
Inventories	143,328	137,151
Other current assets	69,990	71,680
Total current assets	421,660	613,266

Property and equipment, net	253,072	266,538
Goodwill	423,278	425,264
Other intangibles, net	19,004	19,812
Investment in affiliates	29,339	28,611
Other assets	63,575	62,458

Total assets	$1,209,928	$1,415,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$14	$173,501
Accounts payable	71,280	68,491
Accrued expenses	137,497	142,720
Total current liabilities	208,791	384,712

Long-term debt and capital lease obligations	120,000	120,002
Other noncurrent liabilities	194,292	190,454
Total liabilities	523,083	695,168
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 55,250,514 and 56,651,166 common shares at September 30, 2014 and June 30, 2014, respectively	2,763	2,833
Additional paid-in capital	317,633	337,837
Accumulated other comprehensive income	18,029	22,651
Retained earnings	348,420	357,460

Total shareholders’ equity	686,845	720,781

Total liabilities and shareholders’ equity	$1,209,928	$1,415,949

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2014 and 2013
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2014	2013
Revenues:
Service	$364,742	$371,727
Product	88,762	86,743
Royalties and fees	11,047	10,113
	464,551	468,583
Operating expenses:
Cost of service	223,687	225,015
Cost of product	44,977	44,024
Site operating expenses	51,652	50,841
General and administrative	45,185	44,433
Rent	77,469	79,010
Depreciation and amortization	22,188	23,831
Total operating expenses	465,158	467,154

Operating (expense) income	(607)	1,429

Other (expense) income:
Interest expense	(3,098)	(4,491)
Interest income and other, net	(127)	544

Loss before income taxes and equity in income of affiliated companies	(3,832)	(2,518)

Income taxes	(5,612)	383
Equity in income of affiliated companies, net of income taxes	392	1,999

Net loss	$(9,052)	$(136)

Net loss per share:
Basic and diluted	$(0.16)	$(0.00)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	55,743	56,393

Cash dividends declared per common share	$—	$0.06

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME (Unaudited)
For The Three Months Ended September 30, 2014 and 2013
(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Net loss	$(9,052)	$(136)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period	(4,622)	3,035
Other comprehensive (loss) income	(4,622)	3,035
Comprehensive (loss) income	$(13,674)	$2,899

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2014 and 2013
(Dollars in thousands)

	Three Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,052)	$(136)
Adjustments to reconcile net loss to net cash provided by:
Depreciation and amortization	18,122	22,157
Equity in income of affiliated companies	(392)	(1,999)
Deferred income taxes	4,059	(250)
Salon asset impairment	4,066	1,674
Loss on write down of inventories	—	854
Stock-based compensation	1,781	1,811
Amortization of debt discount and financing costs	618	1,843
Other non-cash items affecting earnings	343	(34)
Changes in operating assets and liabilities, excluding the effects of acquisitions	(3,512)	(10,164)
Net cash provided by operating activities	16,033	15,756

Cash flows from investing activities:
Capital expenditures	(11,629)	(11,444)
Asset acquisitions, net of cash acquired and proceeds from sale of assets	4	(12)
Proceeds from loans and investments	—	2,968
Net cash used in investing activities	(11,625)	(8,488)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(173,740)	(1,706)
Repurchase of common stock	(21,529)	—
Dividends paid	—	(3,397)
Net cash used in financing activities	(195,269)	(5,103)

Effect of exchange rate changes on cash and cash equivalents	(1,509)	1,033

(Decrease) increase in cash and cash equivalents	(192,370)	3,198

Cash and cash equivalents:
Beginning of period	378,627	200,488
End of period	$186,257	$203,686

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2014 and for the three months ended September 30, 2014 and 2013, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2014 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2014 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

Stock-Based Employee Compensation:

During the three months ended September 30, 2014, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs), and performance share units (PSUs). During the three months ended September 30, 2014, the dividend yield assumption was updated to 0%. Otherwise there were no significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

Three Months Ended September 30, 2014
Restricted stock units	253,283
Equity-based stock appreciation rights	436,465
Performance share units	193,240

Total compensation cost for stock-based payment arrangements totaled $1.8 million for each of the three months ended September 30, 2014 and 2013, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

During fiscal year 2014, the Company granted 0.1 million PSUs with a performance metric based upon achieving a three-year cumulative adjusted earnings before interest, income taxes and depreciation and amortization balance. As of September 30, 2014, the Company does not expect any of these units to be earned and has not recorded any net expense associated with these awards. However, future compensation expense for the unvested awards could reach a maximum of $1.9 million if the maximum performance metric is earned.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the Consolidated Statement of Operations for the three months ended September 30, 2014 and 2013.

Recent Accounting Standards Adopted by the Company:

Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity

In April 2014, the Financial Accounting Standards Board ("FASB") updated the accounting guidance related to the definition of a discontinued operation and the related disclosures. The updated accounting guidance defines a discontinued operation as a disposal of a component or a group of components that is to be disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity's operations and financial results. The Company adopted this guidance in the first quarter of fiscal year 2015; its adoption did not have a material impact on the Company’s consolidated financial statements.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists

In July 2013, the FASB issued new accounting requirements which provide guidance on the financial statement presentation of unrecognized tax benefits when a net operating loss, a similar tax loss, or a tax credit carryforward exists. The requirements are effective for the Company beginning in the first quarter of fiscal year 2015 with early adoption permitted. The Company adopted this guidance in the first quarter of fiscal year 2015; its adoption did not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the FASB issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective in the first quarter of fiscal year 2018. This update permits the use of either the retrospective or simplified transition method. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the impact this guidance will have on its related disclosures.

2.	INVESTMENT IN AFFILIATES:

EEG, Inc.

As of September 30, 2014, the Company's ownership interest in EEG, Inc. (EEG) was 54.6% and the carrying amount of the Company's investment in EEG was $28.8 million. During the three months ended September 30, 2014 and 2013, the Company recorded $0.4 and $1.0 million, respectively, of equity earnings related to its investment in EEG. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

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

Based on EEG's annual goodwill impairment assessment performed during the fourth quarter of fiscal year 2014, the Company's portion of EEG's estimated fair value exceeds carrying value of its investment by approximately 10%. Any meaningful underperformance against plan or reduced outlook by EEG, changes to the carrying value of EEG or erosion in valuations of the for-profit secondary educational market could lead to other than temporary impairments of the Company's investment in EEG. In addition, EEG may be required to record non-cash impairment charges related to long-lived assets or establish valuation allowances against certain of its deferred tax assets and our share of such non-cash impairment charges or valuation allowances could be material to the Company's consolidated balance sheet and results of operations. If EEG records a full valuation allowance on its deferred tax assets, our share of the expense would be $7.6 million.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended September 30,
	2014	2013
(Unaudited)	(Dollars in thousands)
Gross revenues	$40,593	$43,965
Gross profit	11,370	14,912
Operating income	479	2,904
Net income	442	1,938

MY Style

During the three months ended September 30, 2013, MY Style’s parent company, Yamano Holding Corporation (Yamano), redeemed its Class A Preferred Stock for $1.0 million. During fiscal year 2011, the Company had estimated the fair value of the Yamano Class A Preferred Stock to be negligible and recorded an other than temporary non-cash impairment. The Company reported the gain associated with Yamano's redemption within equity in income of affiliated companies, net of income taxes, on the unaudited Condensed Consolidated Statement of Operations.

3.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s diluted earnings per share also reflect the assumed conversion under the Company’s convertible debt, if the impact is dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

Net loss available to common shareholders and net loss for diluted earnings per share under the if-converted method were the same for all periods presented.

For the three months ended September 30, 2014 and 2013, 143,749 and 132,392 common stock equivalents of potentially dilutive common stock, respectively, were excluded from the diluted earnings per share calculation due to the net loss.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,681,508 and 1,409,169 of stock-based awards during the three months ended September 30, 2014 and 2013, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution, also excluded 1,845,053 and 11,289,545 of shares from convertible debt as they were not dilutive for the three months ended September 30, 2014 and 2013, respectively.

4.    SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $20.2 million decrease in additional paid-in capital during the three months ended September 30, 2014 was primarily due to $21.5 million of common stock repurchases, partly offset by $1.8 million of stock-based compensation.

During the three months ended September 30, 2014, the Company repurchased 1,455,587 shares for $21.5 million under a previously approved stock repurchase program. At September 30, 2014, $37.2 million remains outstanding under the approved stock repurchase program.

5.	INCOME TAXES:

During the three months ended September 30, 2014 and 2013, the Company recognized tax expense (benefit) of $5.6 and $(0.4) million, respectively, with corresponding effective tax rates of (146.5)% and 15.2%.

The recorded tax expense and effective tax rate for the three months ended September 30, 2014 were different than what would normally be expected primarily due to non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and the valuation allowance associated with the U.S. and U.K. deferred tax assets.

The recorded tax benefit and the effective tax rate for the three months ended September 30, 2013 were lower than would be expected due to unique items of tax expense reducing the tax benefit, with a resulting greater impact on the tax rate due to the relatively small amount of pretax loss reported for the quarter.

The Company’s U.S. federal income tax returns for the fiscal years 2010 and 2011 are currently under audit. All earlier tax years are closed to examination. The Internal Revenue Service (IRS) identified certain issues that resulted in audit adjustments. In anticipation of these adjustments, the Company made a payment to the IRS during the fourth quarter ended June 30, 2014. The majority of the amount paid relates to timing differences and will be recovered by claiming tax deductions in subsequent years. While the IRS has proposed additional adjustments in these audits, the Company believes its income tax position and deductions will be sustained and intends to vigorously defend its position on the issues and accordingly will initially appeal to the IRS Appeals Division. Final resolution of these issues is not expected to have a material impact on the Company’s financial position. For state tax audits, the statute of limitations generally runs three to four years resulting in a number of returns being open for tax audits dating back to fiscal year 2010. The Company is currently under audit in a number of states in which the statute of limitations has been extended for fiscal years 2007 and forward.

6.	COMMITMENTS AND CONTINGENCIES:

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

The Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order.

The exposure to loss related to the Company’s discontinued Trade Secret salon concept is the guarantee of certain operating leases that have future minimum rents. The Company has determined the exposure to the risk of loss on the guarantee of the operating leases to be immaterial to the financial statements.

See Note 5 to the unaudited Condensed Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal 2010 and 2011.

7.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	September 30, 2014			June 30, 2014
	Gross Carrying Value	Accumulated Impairment (1)	Net (2)	Gross Carrying Value	Accumulated Impairment (1)	Net (2)
	(Dollars in thousands)
Goodwill	$676,939	$(253,661)	$423,278	$678,925	$(253,661)	$425,264
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (3)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________

(2)	Remaining net goodwill relates to the Company’s North American Value reporting unit.

(3)	See Note 10 to the unaudited Condensed Consolidated Financial Statements.

The table below presents other intangible assets:

	September 30, 2014			June 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,937	$(3,492)	$5,445	$9,203	$(3,510)	$5,693
Franchise agreements	10,758	(7,076)	3,682	11,063	(7,163)	3,900
Lease intangibles	14,715	(7,477)	7,238	14,775	(7,326)	7,449
Other	4,943	(2,304)	2,639	5,074	(2,304)	2,770
	$39,353	$(20,349)	$19,004	$40,115	$(20,303)	$19,812

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts Outstanding
	Maturity Dates	Interest Rate	September 30, 2014	June 30, 2014
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$172,246
Senior term notes	2018	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	14	1,257
			120,014	293,503
Less current portion			(14)	(173,501)
Long-term portion			$120,000	$120,002

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. In July 2014, the Company settled the convertible senior notes with $172.5 million in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. Interest expense related to the 5.0% contractual interest coupon was $0.4 and $2.2 million for the three months ended September 30, 2014 and 2013, respectively. Interest expense related to the amortization of the debt discount was $0.3 and $1.4 million for the three months ended September 30, 2014 and 2013, respectively.

Senior Term Notes

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017 (Senior Term Notes). Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year, beginning on June 1, 2014, at a rate of 5.75% per year. The Senior Term Notes are unsecured and not guaranteed by any of the Company's subsidiaries or any third parties.

Revolving Credit Facility

As of September 30, 2014 and June 30, 2014, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.0 million and $2.2 million at September 30, 2014 and June 30, 2014, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at September 30, 2014 and June 30, 2014 was $398.0 million and $397.8 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2014.

9.	FAIR VALUE MEASUREMENTS:

Fair value measurements are categorized into one of three levels based on the lowest level of significant input used: Level 1 (unadjusted quoted prices in active markets); Level 2 (observable market inputs available at the measurement date, other than quoted prices included in Level 1); and Level 3 (unobservable inputs that cannot be corroborated by observable market data).

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis (Level 1)

As of September 30, 2014, the Company’s financial instruments included cash, cash equivalents, receivables and accounts payable. The fair value of these instruments approximated their carrying values as of September 30, 2014 and June 30, 2014. As of September 30, 2014 and June 30, 2014, the estimated fair value of the Company's debt was $118.5 million and $292.5 million, respectively, and the carrying value was $120.0 million and $293.5 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis (Level 3)

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three months ended September 30, 2014, the Company recorded $4.1 million of long-lived asset impairment charges. See Note 1 to the unaudited Condensed Consolidated Financial Statements. There were no other assets measured at fair value on a nonrecurring basis during the three months ended September 30, 2014.

10.	SEGMENT INFORMATION:

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

As of September 30, 2014, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	6,063	2,214	8,277
North American Premium	793	—	793
International	362	—	362

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to reflect comparable financial information for the new segment structure. Historical financial information shown in the following table and elsewhere in this filing reflects this change.

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Revenues:
North American Value	$354,376	$355,341
North American Premium	79,035	84,190
International	31,140	29,052
	$464,551	$468,583
Operating (expense) income:
North American Value	$29,287	$30,047
North American Premium (1)	(4,544)	(1,239)
International	630	(257)
Total segment operating income	25,373	28,551
Unallocated Corporate	(25,980)	(27,122)
Operating (expense) income	$(607)	$1,429
_____________________________

(1)
Increases in operating loss primarily driven by long-lived asset impairment charges recorded within depreciation and amortization in the Consolidated Statement of Operations. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2014 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

MANAGEMENT’S OVERVIEW

Regis Corporation (RGS) owns, franchises and operates beauty salons. Our long-term mission is to create guests for life. To successfully achieve our mission and build a winning organization, we must help our stylists have successful and satisfying careers, which will drive great guest experiences and in turn, guests for life. We are investing in a number of areas focused on providing an outstanding guest experience and helping our stylists have successful careers, including investments in people, training and technology.

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

As of September 30, 2014, we owned, franchised or held ownership interests in 9,652 worldwide locations. Our locations consisted of 9,432 system-wide North American and International salons, and 220 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2014, we had approximately 48,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2014 Annual Report on Form 10-K, as well as Note 1 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investment in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2014 Annual Report on Form 10-K.

See Note 2 to the unaudited Condensed Consolidated Financial Statements for a discussion of potential impairment of a portion or all of the carrying value of our investment in EEG and the Company's share of any potential non-cash impairment charges recorded by EEG related to long-lived assets or EEG establishing valuation allowances against certain of its deferred tax assets.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Explanations are primarily for North American Value, unless otherwise noted.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$364.7	$371.7	78.5%	79.3%	(80)	140
Product revenues	88.8	86.7	19.1	18.5	60	(170)
Franchise royalties and fees	11.0	10.1	2.4	2.2	20	30

Cost of service (1)	223.7	225.0	61.3	60.5	80	140
Cost of product (2)	45.0	44.0	50.7	50.8	(10)	(110)
Site operating expenses	51.7	50.8	11.1	10.8	30	40
General and administrative	45.2	44.4	9.7	9.5	20	(160)
Rent	77.5	79.0	16.7	16.9	(20)	80
Depreciation and amortization	22.2	23.8	4.8	5.1	(30)	100

Interest expense	3.1	4.5	0.7	1.0	(30)	(40)
Interest income and other, net	(0.1)	0.5	—	0.1	(10)	(670)

Income taxes (3)	(5.6)	0.4	(146.5)	15.2	N/A	N/A
Equity in income of affiliated companies, net of income taxes	0.4	2.0	0.1	0.4	(30)	30
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
 Computed as a percent of loss before income taxes and equity in income of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended September 30,
	2014	2013
	(Dollars in thousands)
North American Value salons:
SmartStyle	$123,472	$117,476
Supercuts	86,720	85,319
MasterCuts	30,052	31,975
Other Value	114,132	120,571
Total North American Value salons	354,376	355,341
North American Premium salons	79,035	84,190
International salons	31,140	29,052
Consolidated revenues	$464,551	$468,583
Percent change from prior year	(0.9)%	(7.3)%
Salon same-store sales increase (decrease) (1)	0.6%	(5.4)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended September 30,
Factor	2014	2013
Same-store sales	0.6%	(5.4)%
Closed salons	(2.3)	(3.2)
New stores and conversions	0.8	0.9
Other	—	0.4
	(0.9)%	(7.3)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended September 30,
	2014	2013
SmartStyle	3.5%	(5.5)%
Supercuts	2.1	(1.8)
MasterCuts	(2.3)	(11.9)
Other Value	(0.4)	(5.0)
North American Value same-store sales	1.4	(5.2)
North American Premium same-store sales	(2.5)	(7.0)
International same-store sales	(0.3)	(1.4)
Consolidated same-store sales	0.6%	(5.4)%

The same-store sales increase of 0.6% during the three months ended September 30, 2014 was due to an increase of 1.8% in average ticket, partly offset by a decrease of 1.2% in guest visits. The Company constructed (net of relocations) and closed 126 and 280 company-owned salons, respectively, during the twelve months ended September 30, 2014 and sold (net of buybacks) 31 company-owned salons to franchisees during the same period.

The same-store sales decrease of 5.4% during the three months ended September 30, 2013 was due to a 7.2% decrease in guest visits, partly offset by a 1.8% increase in average ticket. The Company constructed (net of relocations) and closed 135 and 393 company-owned salons, respectively, during the twelve months ended September 30, 2013 and sold (net of buybacks) 19 company-owned salons to franchisees during the same period.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

The $7.0 million decrease in service revenues during the three months ended September 30, 2014, was primarily due to closure of 280 company-owned salons and sale (net of buybacks) of 31 company-owned salons to franchisees during the twelve months ended September 30, 2014, partly offset by the construction (net of relocations) of 126 company-owned salons during the same period. Same-store service sales were flat as compared to the prior year period. A 0.6% decrease in same-store guest visits was offset by an increase in average ticket of 0.6% during the three months ended September 30, 2014.

The $21.7 million decrease in service revenues during the three months ended September 30, 2013 was primarily due to same-store service sales decreases of 3.1%, closure of 393 company-owned salons and the sale (net of buybacks) of 19 company-owned salons to franchisees during the twelve months ended September 30, 2013. The decrease in same-store service sales was primarily the result of a 5.7% decrease in same-store guest visits, partly offset by a 2.6% increase in average ticket. Partly offsetting the decrease were sales from the construction (net of relocations) of 135 company-owned salons during the twelve months ended September 30, 2013.

Product Revenues

The $2.0 million increase in product revenues during the three months ended September 30, 2014 was primarily due to a same-store product sales increase of 3.5% and the construction (net of relocations) of 126 company-owned salons during the twelve months ended September 30, 2014. The increase in same-store product sales was primarily the result of a 4.1% increase in same-store guest visits, partly offset by a 0.6% decrease in average ticket. Partly offsetting the increase was the closure of 280 company-owned salons and sale (net of buybacks) of 31 company-owned salons to franchisees during the twelve months ended September 30, 2014.

The $15.5 million decrease in product revenues during the three months ended September 30, 2013 was primarily due to same-store product sales decreases of 14.8%, closure of 393 company-owned salons and the sale (net of buybacks) of 19 company-owned salons to franchisees during the twelve months ended September 30, 2013. The decrease in same-store product sales was primarily the result of a 17.6% decrease in same-store guest visits, partly offset by 2.8% increase in average ticket. Partly offsetting the decrease was sales from the construction (net of relocations) of 135 salons during the twelve months ended September 30, 2013.

Royalties and Fees

Total franchised locations open at September 30, 2014 were 2,214 as compared to 2,103 at September 30, 2013. The $0.9 million increase in royalties and fees for the three months ended September 30, 2014 was primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchise locations open at September 30, 2013 were 2,103, as compared to 2,023 at September 30, 2012. The $0.5 million increase in royalties and fees for the three months ended September 30, 2013 was primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 80 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2014 was primarily the result of higher field incentives as the Company anniversaries against an incentive-lite year, state minimum wage increases and stylist productivity, partly offset by a decrease in health care costs due to lower participation levels compared to the prior year.

The 140 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2013 was primarily due to the change in expense categorization driven by the fourth quarter of fiscal year 2013 field reorganization. Effective in the first quarter of fiscal year 2014, district and senior district leader labor costs were reported within Cost of Service rather than General and Administrative expenses. After considering this prior year change in expense categorization, cost of service as a percent of service revenues was flat. Negative leverage of stylist hours caused by same-store service sales declines and increased health care costs were offset by cost reductions due to our field reorganization, reduced labor associated with a full commission coupon event that was not repeated this year and lower levels of bonuses.

Cost of Product

The 10 basis point decrease in cost of product as a percent of product revenues during the three months ended September 30, 2014 was primarily due to the prior comparable period including a $0.9 million inventory write-down associated with standardizing plan-o-grams, partly offset by promotional activity and higher freight costs in the current period.

The 110 basis point decrease in cost of product as a percent of product revenues during the three months ended September 30, 2013 was primarily due to the lapping of a sales incentive program from the prior year, lower product costs and reduced clearance activity, partly offset by $0.9 million inventory write-down associated with standardizing plan-o-grams.

Site Operating Expenses

Site operating expenses increased $0.8 million, or 30 basis points as a percent of consolidated revenues during the three months ended September 30, 2014. The increase was primarily due to the prior year including favorable adjustments to self-insurance expense.

The 40 basis point increase in site operating expenses as a percent of consolidated revenues during the three months ended September 30, 2013 was primarily due to the change in expense categorization driven by the field reorganization. Effective in the first quarter of fiscal year 2014, field leaders' travel costs were reported within Site Operating expenses rather than General and Administrative expenses. After considering the prior year change in expense categorization, site operating expense decreased $3.9 million or as a percent of consolidated revenues was flat. This was primarily as a result of cost savings initiatives to lower utilities and repairs and maintenance expenses, lower travel due to the field reorganization and adjustments to self-insurance expense and cash over and short expense, partly offset by increased salon connectivity costs to support the Company's new POS system.

General and Administrative

General and administrative (G&A) increased $0.8 million, or 20 basis points as a percent of consolidated revenues during the three months ended September 30, 2014. The increase was primarily driven by planned strategic investments in Asset Protection and Human Resource initiatives, partly offset by cost savings.

G&A decreased $11.4 million, or 160 basis points as a percent of consolidated revenues during the three months ended September 30, 2013. This improvement was primarily due to the change in expense categorization driven by the field reorganization. Effective in the first quarter of fiscal year 2014, district and senior district leader labor costs were reported within Cost of Service rather than General and Administrative expenses, and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses. After considering the prior year change in expense categorization, G&A expenses decreased $3.5 million, primarily as a result of cost saving initiatives and savings from the field reorganization.

Rent

Rent expense decreased $1.5 million and $2.5 million during the three months ended September 30, 2014 and 2013 respectively, due to salon closures, primarily within our North American Premium and Value segments. The 20 basis point decrease in rent expense as a percent of consolidated revenues for the three months ended September 30, 2014 was due to the closure of unprofitable locations. The 80 basis point increase in rent expense as a percent of consolidated revenues for the three months ended September 30, 2013 was due to negative leverage caused by same-store sales declines.

Depreciation and Amortization

The $1.6 million or 30 basis point decrease in depreciation and amortization (D&A) as a percent of consolidated revenues during the three months ended September 30, 2014 was primarily due to lower fixed asset balances during the three months ended September 30, 2014 and store closures in the prior year. In addition, the prior period included accelerated depreciation expense for a leased building in connection with consolidating the Company’s headquarters recorded in the Unallocated Corporate segment. Partly offsetting the decrease in D&A for the three months ended September 30, 2014 was an increase in salon asset impairments in the North American Value segment and North American Premium segment as compared to the prior comparable period.

D&A increased $3.1 million or 100 basis point as a percent of consolidated revenues during the three months ended September 30, 2013 primarily due to depreciation expense related to the Company's POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense for a leased building in connection with consolidating the Company's headquarters and negative leverage.

Interest Expense

The $1.4 million or 30 basis point decrease in interest expense as a percent of consolidated revenues for the three months ended September 30, 2014 was primarily due to the settlement of the Company's $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes the Company issued in November 2013.

The $2.3 million or 40 basis point decrease in interest expense as a percent of consolidated revenues for the three months ended September 30, 2013 was primarily due to decreased average debt levels as compared to prior year comparable period.

Interest Income and Other, net

The $0.7 million or 10 basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2014 was primarily due the comparable prior period including $0.5 million for dividends associated with the Yamano preferred stock redemption.

The $34.1 million or 670 basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2013 was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance in prior comparable period.

Income Taxes

During the three months ended September 30, 2014 and 2013, the Company recognized tax expense (benefit) of $5.6 and $(0.4) million, respectively, with corresponding effective tax rates of (146.5)% and 15.2%, respectively.

The recorded tax expense and effective tax rate for the three months ended September 30, 2014 were different than what would normally be expected. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. The total tax expense expected for the year is approximately $9.0 million related to this matter; however, there will be variation from quarter to quarter as a result of how the effective tax rate is computed on an interim basis. This non-cash tax expense (benefit) will continue as long as the Company has a valuation allowance against most of its deferred tax assets. The Company is currently paying taxes in Canada, Texas and for certain states in which it has profitable entities.

The recorded tax benefit and effective tax rate for the three months ended September 30, 2013 were lower than would be expected due to unique items of tax expense reducing the tax benefit, with a resulting greater impact on the tax rate due to the relatively small amount of pretax loss reported for the quarter.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in Income of Affiliated Companies, Net of Income Taxes

Equity in income of affiliated companies of $0.4 million during the three months ended September 30, 2014 was primarily due to the Company's share of EEG's net income. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

The equity in income of affiliated companies of $2.0 million during the three months ended September 30, 2013 was primarily due to the Company's share of EEG's net income and $1.0 million recovery of a previously impaired investment in Yamano Holding Corporation.

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

As of September 30, 2014, cash and cash equivalents were $186.3 million, with $150.9, $14.5 and $20.9 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of September 30, 2014, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $2.0 million and unused available credit of $398.0 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At September 30, 2014, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to existing shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the current quarter, the Company settled the $172.5 million convertible notes at par value with cash and repurchased approximately 1.5 million shares for $21.5 million at an average share price of $14.76. The Company will continue to follow its capital allocation policy of protecting its balance sheet and providing operating flexibility while fixing the business, minimizing dilution to existing shareholders and deploying capital to its highest returns to maximize shareholder value.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2014, cash provided by operating activities of $16.0 million increased by $0.3 million compared to the prior comparable period, primarily as a result of improved working capital management, partly offset by decreases in revenues and operating income.

During the three months ended September 30, 2013, cash provided by operating activities of $15.8 million increased by $7.3 million compared to the prior comparable period, primarily as a result of a $17.3 million decrease in the use of working capital primarily from a decrease in credit card receivables due to timing, partly offset by decreases in revenues and operating income.

Cash Flows from Investing Activities

During the three months ended September 30, 2014, cash used in investing activities of $11.6 million was for capital expenditures.

During the three months ended September 30, 2013, cash used in investing activities of $8.5 million was primarily for capital expenditures of $11.4 million, partly offset by cash provided from the recovery of $1.0 million on the Company's previously impaired investment in Yamano Holding Corporation and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

Cash Flows from Financing Activities

During the three months ended September 30, 2014 and 2013, cash used in financing activities of $195.3 and $5.1 million, respectively, were primarily for repayments of long-term debt of $173.7 and $1.7 million, respectively. In addition, during the three months ended September 30, 2014, the Company repurchased $21.5 million of common stock in accordance with the Company's capital allocation policy. During the three months ended September 30, 2013, the Company paid $3.4 million for dividends.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 and Note 7 of the Notes to the Condensed Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
September 30, 2014	14.9%	(1,400)
June 30, 2014	28.9%	1,200
_____________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 1,400 basis point decrease in the debt to capitalization ratio as of September 30, 2014 compared to June 30, 2014, is primarily due to the $173.7 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes, and the repurchase of 1.5 million shares of common stock for $21.5 million during the three months ended September 30, 2014.

The 1,200 basis point increase in the debt to capitalization ratio as of June 30, 2014 compared to June 30, 2013 was primarily due to the issuance of the $120.0 million Senior Term Notes, the $34.9 million non-cash goodwill impairment charge for the Regis salon concept, the $84.4 million non-cash valuation allowance established against the United States and United Kingdom deferred tax assets and the $12.6 million (net of tax) charge recorded by the Company for its share of the non-cash goodwill impairment charge recorded by EEG.

Dividends

We paid dividends of $0.06 per share during the three months ended September 30, 2013. In December 2013, the Board of Directors elected to discontinue declaring regular quarterly dividends.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three months ended September 30, 2014, the Company repurchased 1,455,587 shares for $21.5 million. At September 30, 2014, $37.2 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives, changes in our management and organizational structure and our ability to attract and retain our executive management team; negative same-store sales; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; the effect of changes to healthcare laws; our ability to protect the security of sensitive information about our guests, employees, vendors or Company information; the Company's reliance on management information systems; the continued ability of the Company to implement cost reduction initiatives; reliance on external vendors; changes in distribution channels of manufacturers; compliance with debt covenants; financial performance of our franchisees; competition within the personal hair care industry; changes in economic conditions; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; financial performance of our investment with EEG, Inc.; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2014 Annual Report on Form 10-K.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2014.

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three months ended September 30, 2014, the Company repurchased 1,455,587 shares for $21.5 million. As of September 30, 2014, a total accumulated 9.1 million shares have been repurchased for $262.8 million. At September 30, 2014, $37.2 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/14 - 7/31/14	826,922	$13.89	8,520,886	$47,194
8/1/14 - 8/31/14	222,339	13.92	8,743,225	44,099
9/1/14 - 9/30/14	406,326	16.98	9,149,551	37,199
Total	1,455,587	$14.76	9,149,551	$37,199

Item 6.  Exhibits

Exhibit 10(a)(*)
Short Term Incentive Compensation Plan, effective August 19, 2014. (Incorporated by reference to Appendix A of the Company's Proxy Statement on Definitive Form 14A filed on September 10, 2014, for the year ended June 30, 2014.)

Exhibit 10(b)(*)	Amendment to the Amended and Restated 2004 Long-Term Incentive Plan, effective August 29, 2014.

Exhibit 31.1	President and Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

_____________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: November 4, 2014	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer

Signing on behalf of the registrant and as principal accounting officer