Form 10-Q
period 2014-12-31
REGIS CORP
filed 2015-01-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 22, 2015:

Common Stock, $.05 par value	55,183,180
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	December 31, 2014	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$195,820	$378,627
Receivables, net	27,253	25,808
Inventories	138,073	137,151
Other current assets	66,345	71,680
Total current assets	427,491	613,266

Property and equipment, net	241,493	266,538
Goodwill	421,632	425,264
Other intangibles, net	18,271	19,812
Investment in affiliates	17,326	28,611
Other assets	64,223	62,458

Total assets	$1,190,436	$1,415,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$9	$173,501
Accounts payable	63,284	68,491
Accrued expenses	147,258	142,720
Total current liabilities	210,551	384,712

Long-term debt and capital lease obligations	120,000	120,002
Other noncurrent liabilities	195,168	190,454
Total liabilities	525,719	695,168
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 55,191,406 and 56,651,166 common shares at December 31, 2014 and June 30, 2014, respectively	2,760	2,833
Additional paid-in capital	318,850	337,837
Accumulated other comprehensive income	13,806	22,651
Retained earnings	329,301	357,460

Total shareholders’ equity	664,717	720,781

Total liabilities and shareholders’ equity	$1,190,436	$1,415,949

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2014 and 2013
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Service	$350,322	$360,959	$715,064	$732,686
Product	94,691	97,769	183,453	184,512
Royalties and fees	10,874	9,639	21,921	19,752
	455,887	468,367	920,438	936,950
Operating expenses:
Cost of service	219,219	223,413	442,906	448,428
Cost of product	48,830	50,461	93,807	94,485
Site operating expenses	46,875	50,204	98,527	101,045
General and administrative	46,667	40,205	91,852	84,638
Rent	76,928	79,164	154,397	158,174
Depreciation and amortization	19,583	24,641	41,771	48,472
Goodwill impairment	—	34,939	—	34,939
Total operating expenses	458,102	503,027	923,260	970,181

Operating loss	(2,215)	(34,660)	(2,822)	(33,231)

Other (expense) income:
Interest expense	(2,472)	(5,166)	(5,570)	(9,657)
Interest income and other, net	1,044	339	917	883

Loss before income taxes and equity in (loss) income of affiliated companies	(3,643)	(39,487)	(7,475)	(42,005)

Income taxes	(3,456)	(72,338)	(9,068)	(71,955)
Equity in (loss) income of affiliated companies, net of income taxes	(11,972)	2,740	(11,580)	4,739

Net loss	$(19,071)	$(109,085)	$(28,123)	$(109,221)

Net loss per share:
Basic and diluted	$(0.35)	$(1.93)	$(0.51)	$(1.94)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	55,135	56,437	55,449	56,427

Cash dividends declared per common share	$—	$0.06	$—	$0.12

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Six Months Ended December 31, 2014 and 2013
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013
Net loss	$(19,071)	$(109,085)	$(28,123)	$(109,221)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments during the period	(4,223)	(2,052)	(8,845)	983
Other comprehensive (loss) income	(4,223)	(2,052)	(8,845)	983
Comprehensive loss	$(23,294)	$(111,137)	$(36,968)	$(108,238)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2014 and 2013
(Dollars in thousands)

	Six Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(28,123)	$(109,221)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	34,819	42,119
Equity in loss (income) of affiliated companies	11,580	(4,739)
Deferred income taxes	6,542	67,741
Salon asset impairment	6,952	6,353
Gain on sale of salon assets	(529)	—
Loss on write down of inventories	—	854
Goodwill impairment	—	34,939
Stock-based compensation	4,038	3,557
Amortization of debt discount and financing costs	1,001	3,933
Other non-cash items affecting earnings	716	136
Changes in operating assets and liabilities, excluding the effects of sales and acquisitions	633	3,557
Net cash provided by operating activities	37,629	49,229

Cash flows from investing activities:
Capital expenditures	(22,493)	(23,913)
Proceeds from sale of assets (Asset acquisitions, net of cash acquired), net	1,429	(7)
Proceeds from loans and investments	—	5,056
Net cash used in investing activities	(21,064)	(18,864)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of fees	—	118,058
Repayments of long-term debt and capital lease obligations	(173,745)	(3,452)
Repurchase of common stock	(22,890)	—
Dividends paid	—	(6,793)
Net cash (used in) provided by financing activities	(196,635)	107,813

Effect of exchange rate changes on cash and cash equivalents	(2,737)	752

(Decrease) increase in cash and cash equivalents	(182,807)	138,930

Cash and cash equivalents:
Beginning of period	378,627	200,488
End of period	$195,820	$339,418

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2014 and for the three and six months ended December 31, 2014 and 2013, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2014 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2014, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs) and performance share units (PSUs). During the six months ended December 31, 2014, the dividend yield assumption was updated to 0%. Otherwise there were no significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

	For the Periods Ended December 31, 2014
	Three Months	Six Months
Restricted stock units	48,225	301,508
Equity-based stock appreciation rights	13,869	450,334
Performance share units	6,097	199,337

Subsequent to December 31, 2014, the Company granted 176,263 RSUs and 363,970 SARs. These RSUs and SARs cliff vest on the fifth anniversary of the date of grant, with the SARs having an expiration date on the seventh anniversary of the date of grant. The expected volatility assumption was updated to 38%. Otherwise there were no significant changes to the assumptions used in calculating the fair value of the SARs.

Total compensation cost for stock-based payment arrangements totaled $2.3 and $1.7 million for the three months ended December 31, 2014 and 2013, respectively, and $4.0 and $3.6 million for the six months ended December 31, 2014 and 2013, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

During fiscal year 2014, the Company granted 0.1 million PSUs with a performance metric based upon achieving a three-year cumulative adjusted earnings before interest, income taxes and depreciation and amortization balance. As of December 31, 2014, the Company does not expect any of these units to be earned and has not recorded any net expense associated with these awards. However, future compensation expense for the unvested awards could reach a maximum of $1.9 million if the maximum performance metric is earned.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the Consolidated Statement of Operations for the three and six months ended December 31, 2014 and 2013.

Prior Period Adjustments:

During the three months ended December 31, 2014, the Company identified an error related to the understatement of self-insurance accruals in prior periods. Because this item was not material to the Company’s consolidated financial statements for any prior periods or the current quarter, the Company recorded a correcting cumulative adjustment during the three months ended December 31, 2014. The impact of this item on the Company’s Consolidated Statement of Operations increased site operating expense and net loss by $1.5 million, respectively.

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

Empire Education Group, Inc. (EEG)

As of December 31, 2014, the Company's ownership interest in EEG was 54.6% and the carrying amount of the Company's investment in EEG was $16.8 million.

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

During the three and six months ended December 31, 2014, the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million. In addition, during the three and six months ended December 31, 2014, the Company recorded an other than temporary non-cash impairment charge of $4.7 million on its investment in EEG due to recent declines in enrollment, revenue and profitability. The Company did not receive a tax benefit on this impairment charge. Due to economic, regulatory and other factors, the Company may be required to record additional non-cash impairment charges related to its investment in EEG and such impairments could be material. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

During the three months ended December 31, 2014 and 2013, the Company recorded $(7.3) and $0.7 million, respectively, of equity (losses) earnings related to its investment in EEG. During the six months ended December 31, 2014 and 2013, the Company recorded $(6.9) and $1.7 million, respectively, of equity (losses) earnings related to its investment in EEG.

MY Style

During the three and six months ended December 31, 2013, the Company recovered $2.1 million and $3.1 million, respectively, on its previously impaired investments in MY Style’s parent company, Yamano Holding Corporation ("Yamano"), which is reported in equity in (loss) income of affiliated companies on the unaudited Condensed Consolidated Statement of Operations. During fiscal year 2011, the Company had estimated the fair value of the Yamano Class A and Class B Preferred Stock to be negligible and recorded an other than temporary non-cash impairment. The Company reported gains associated with Yamano's redemption within equity in (loss) income of affiliated companies, net of income taxes, on the unaudited Condensed Consolidated Statement of Operations.

3.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net loss divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net loss divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market value of the Company’s common stock are excluded from the computation of diluted earnings per share. The Company’s diluted earnings per share would also reflect the assumed conversion under the Company’s convertible debt, if the impact was dilutive, along with the exclusion of interest expense, net of taxes. The impact of the convertible debt is excluded from the computation of diluted earnings per share when interest expense per common share obtainable upon conversion is greater than basic earnings per share.

Net loss available to common shareholders and net loss for diluted earnings per share under the if-converted method were the same for all periods presented.

For the three months ended December 31, 2014 and 2013, 169,023 and 110,759, respectively, and for the six months ended December 31, 2014 and 2013, 124,625 and 117,546, respectively, of common stock equivalents of potentially dilutive common stock, were excluded from the diluted earnings per share calculation due to the net loss.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,915,248 and 1,732,575 of stock-based awards during the three months ended December 31, 2014 and 2013, respectively, and 1,838,695 and 1,452,639 of stock-based awards during the six months ended December 31, 2014 and 2013, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution, also excluded 922,527 and 11,299,204 of shares from convertible debt as they were not dilutive for the six months ended December 31, 2014 and 2013, respectively, and 11,308,502 as they were not dilutive for the three months ended December 31, 2013.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $19.0 million decrease in additional paid-in capital during the six months ended December 31, 2014 was primarily due to $22.9 million of common stock repurchases, partly offset by $4.0 million of stock-based compensation.

During the three and six months ended December 31, 2014, the Company repurchased 81,811 shares for $1.4 million and 1,537,398 shares for $22.9 million, respectively, under a previously approved stock repurchase program. At December 31, 2014, $35.8 million remains outstanding under the approved stock repurchase program.

5.	INCOME TAXES:

During the three and six months ended December 31, 2014, the Company recognized tax expense of $3.5 and $9.1 million, respectively, with corresponding effective tax rates of (94.9)% and (121.3)%. During the three and six months ended December 31, 2013, the Company recognized tax expense of $72.3 and $72.0 million, respectively, with corresponding effective tax rates of (183.2)% and (171.3)%.

The recorded tax expense and effective tax rate for the three and six months ended December 31, 2014 were different than what would normally be expected primarily due to non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and the valuation allowance associated with the U.S. and U.K. deferred tax assets.

The recorded tax expense and effective tax rate for the three and six months ended December 31, 2013 were higher than would be expected due primarily to the non-cash valuation allowance against the Company’s U.S. deferred tax assets and the recording of a non-cash goodwill impairment charge which was only partly deductible for tax purposes.

The Company’s U.S. federal income tax returns for the fiscal years 2010 and 2011 are currently under audit by the Internal Revenue Service (IRS). All earlier tax years are closed to examination. The Company has audit issues outstanding with the IRS for which the IRS has proposed additional adjustments. The Company believes its income tax positions and deductions will be sustained and intends to vigorously defend its position on these issues and accordingly has appealed to the IRS Appeals Division. Final resolution of these issues is not expected to have a material impact on the Company’s financial position. For state tax audits, the statute of limitations generally runs three to four years resulting in a number of returns being open for tax audits dating back to fiscal year 2010. The Company is currently under audit in a number of states in which the statute of limitations has been extended back for fiscal years 2007 and forward.

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

In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and the motion is pending before the court.

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

7.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	December 31, 2014			June 30, 2014
	Gross Carrying Value	Accumulated Impairment (1)	Net (2)	Gross Carrying Value	Accumulated Impairment (1)	Net (2)
	(Dollars in thousands)
Goodwill	$675,293	$(253,661)	$421,632	$678,925	$(253,661)	$425,264
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (3)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     Remaining net goodwill relates to the Company’s North American Value reporting unit.
(3)     See Note 10 to the unaudited Condensed Consolidated Financial Statements.

The table below presents other intangible assets:

	December 31, 2014			June 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,717	$(3,488)	$5,229	$9,203	$(3,510)	$5,693
Franchise agreements	10,505	(7,014)	3,491	11,063	(7,163)	3,900
Lease intangibles	14,662	(7,631)	7,031	14,775	(7,326)	7,449
Other	4,831	(2,311)	2,520	5,074	(2,304)	2,770
	$38,715	$(20,444)	$18,271	$40,115	$(20,303)	$19,812

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	December 31, 2014	June 30, 2014
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$172,246
Senior term notes	2018	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	9	1,257
			120,009	293,503
Less current portion			(9)	(173,501)
Long-term portion			$120,000	$120,002

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. In July 2014, the Company settled the convertible senior notes with $172.5 million in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. For the six months ended December 31, 2014 and 2013, interest expense related to the 5.0% contractual interest coupon was $0.4 and $4.3 million, respectively, and interest expense related to the amortization of the debt discount was $0.3 and $2.8 million, respectively. For the three months ended December 31, 2013, interest expense related to the 5.0% contractual interest coupon and amortization of debt discount was $2.1 and $1.4 million, respectively.

Senior Term Notes

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017 (Senior Term Notes). Net proceeds from the issuance of the Senior Term Notes were $118.1 million. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year at a rate of 5.75% per year. The Senior Term Notes are unsecured and not guaranteed by any of the Company’s subsidiaries or any third parties.

Revolving Credit Facility

As of December 31, 2014 and June 30, 2014, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.1 and $2.2 million at December 31, 2014 and June 30, 2014, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at December 31, 2014 and June 30, 2014 was $397.9 and $397.8 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2014.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of December 31, 2014, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and debt. The fair value of cash, cash equivalents, receivables and accounts payable approximated their carrying values as of December 31, 2014 and June 30, 2014. As of December 31, 2014 and June 30, 2014, the estimated fair value of the Company's debt was $118.6 million and $292.5 million, respectively, and the carrying value was $120.0 million and $293.5 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three and six months ended December 31, 2014, the Company recorded $2.9 and $7.0 million of long-lived asset impairment charges. See Note 1 to the unaudited Condensed Consolidated Financial Statements. During the three and six months ended December 31, 2014, the Company's investment in EEG with a carrying value of $21.5 million was written down to its implied fair value of $16.8 million, resulting in a non-cash impairment charge of $4.7 million. See Note 2 to the unaudited Condensed Consolidated Financial Statements. There were no other assets measured at fair value on a nonrecurring basis during the three months ended December 31, 2014.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of December 31, 2014, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	6,001	2,246	8,247
North American Premium	777	—	777
International	364	—	364
Total	7,142	2,246	9,388

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
Revenues:
North American Value	$345,733	$351,987	$700,109	$707,328
North American Premium	78,751	84,794	157,786	168,984
International	31,403	31,586	62,543	60,638
Revenues	$455,887	$468,367	$920,438	$936,950

Operating income (loss):
North American Value	$26,396	$26,790	$55,683	$56,841
North American Premium (1)	(2,514)	(38,909)	(7,058)	(40,152)
International	396	495	1,026	238
Total segment operating income (loss)	24,278	(11,624)	49,651	16,927
Unallocated Corporate	(26,493)	(23,036)	(52,473)	(50,158)
Operating loss	$(2,215)	$(34,660)	$(2,822)	$(33,231)
_____________________________

(1)	The three and six months ended December 31, 2013, includes a non-cash goodwill impairment charge of $34.9 million.

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

As of December 31, 2014, we owned, franchised or held ownership interests in 9,603 worldwide locations. Our locations consisted of 9,388 system-wide North American and International salons, and 215 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2014, we had approximately 47,000 corporate employees worldwide.

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

See Note 2 to the unaudited Condensed Consolidated Financial Statements for a discussion of potential impairment of a portion or all of the carrying value of our investment in EEG.

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

	For the Periods Ended December 31,
	Three Months						Six Months
	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013	2014	2013
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$350.3	$361.0	76.8%	77.1%	(30)	40	$715.1	$732.7	77.7%	78.2%	(50)	90
Product revenues	94.7	97.8	20.8	20.9	(10)	(50)	183.5	184.5	19.9	19.7	20	(110)
Franchise royalties and fees	10.9	9.6	2.4	2.0	40	10	21.9	19.8	2.4	2.1	30	20

Cost of service (1)	219.2	223.4	62.6	61.9	70	160	442.9	448.4	61.9	61.2	70	150
Cost of product (2)	48.8	50.5	51.6	51.6	—	70	93.8	94.5	51.1	51.2	(10)	(20)
Site operating expenses	46.9	50.2	10.3	10.7	(40)	80	98.5	101.0	10.7	10.8	(10)	70
General and administrative	46.7	40.2	10.2	8.6	160	(240)	91.9	84.6	10.0	9.0	100	(200)
Rent	76.9	79.2	16.9	16.9	—	100	154.4	158.2	16.8	16.9	(10)	90
Depreciation and amortization	19.6	24.6	4.3	5.3	(100)	100	41.8	48.5	4.5	5.2	(70)	100
Goodwill impairment	—	34.9	—	7.5	(750)	750	—	34.9	—	3.7	(370)	370

Interest expense	2.5	5.2	0.5	1.1	(60)	(20)	5.6	9.7	0.6	1.0	(40)	(30)
Interest income and other, net	1.0	0.3	0.2	0.1	10	—	0.9	0.9	0.1	0.1	—	(340)

Income taxes (3)	(3.5)	(72.3)	(94.9)	(183.2)	N/A	N/A	(9.1)	(72.0)	(121.3)	(171.3)	N/A	N/A
Equity in (loss) income of affiliated companies, net of income taxes	(12.0)	2.7	(2.6)	0.6	(320)	410	(11.6)	4.7	(1.3)	0.5	(180)	220
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of loss before income taxes and equity in (loss) income of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
	(Dollars in thousands)
North American Value salons:
SmartStyle	$122,677	$118,783	$246,149	$236,259
Supercuts	84,049	84,250	170,769	169,569
MasterCuts	29,678	32,486	59,730	64,461
Other Value	109,329	116,468	223,461	237,039
Total North American Value salons	345,733	351,987	700,109	707,328
North American Premium salons	78,751	84,794	157,786	168,984
International salons	31,403	31,586	62,543	60,638
Consolidated revenues	$455,887	$468,367	$920,438	$936,950
Percent change from prior year	(2.7)%	(7.5)%	(1.8)%	(7.4)%
Salon same-store sales (decrease) increase (1)	(0.3)%	(6.2)%	0.2%	(5.8)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2014	2013	2014	2013
Same-store sales	(0.3)%	(6.2)%	0.2%	(5.8)%
Closed salons	(2.7)	(2.7)	(2.5)	(2.9)
New stores and conversions	0.6	0.7	0.7	0.8
Other	(0.3)	0.7	(0.2)	0.5
	(2.7)%	(7.5)%	(1.8)%	(7.4)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2014	2013	2014	2013
SmartStyle	2.2%	(7.9)%	2.9%	(6.7)%
Supercuts	0.3	(1.6)	1.2	(1.7)
MasterCuts	(4.1)	(10.3)	(3.2)	(11.1)
Other Value	(0.3)	(7.0)	(0.3)	(6.0)
North American Value same-store sales	0.4	(6.5)	0.9	(5.9)
North American Premium same-store sales	(3.2)	(6.4)	(2.8)	(6.8)
International same-store sales	0.9	(1.1)	0.3	(1.3)
Consolidated same-store sales	(0.3)%	(6.2)%	0.2%	(5.8)%

The same-store sales (decrease) increase of (0.3)% and 0.2% during the three and six months ended December 31, 2014, respectively, were due to decreases of 1.7% and 1.4% in guest visits and increases of 1.4% and 1.6%, respectively, in average ticket. The Company constructed (net of relocations) and closed 105 and 298 company-owned salons, respectively, during the twelve months ended December 31, 2014 and sold (net of buybacks) 53 company-owned salons to franchisees during the same period.

The same-store sales decrease of 6.2% and 5.8% during the three and six months ended December 31, 2013, respectively, were due to decreases of 7.4% and 7.3%, respectively, in guest visits, partly offset by increases of 1.2% and 1.5%, respectively, in average ticket. The Company constructed (net of relocations) and closed 124 and 319 company-owned salons, respectively, during the twelve months ended December 31, 2013 and sold (net of buybacks) 18 company-owned salons to franchisees during the same period.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $10.6 and $17.6 million in service revenues during the three and six months ended December 31, 2014, respectively, were primarily due to the closure of 298 company-owned salons and sale (net of buybacks) of 53 company-owned salons to franchisees during the twelve months ended December 31, 2014. Also contributing to the decreases were same-store service sales decreases of 0.2% and 0.1%, respectively, during the three and six months ended December 31, 2014. Decreases in same-store service sales were primarily the result of 0.9% and 0.7% decreases in same-store guest visits, respectively, partly offset by 0.7% and 0.6% increases in average ticket, respectively, during the three and six months ended December 31, 2014. Partly offsetting these decreases were revenues from the construction (net of relocations) of 105 salons during the twelve months ended December 31, 2014.

Decreases of $27.3 and $49.0 million in service revenues during the three and six months ended December 31, 2013, respectively, were primarily due to same-store service sales decreases of 5.5% and 4.3%, respectively. Decreases in same-store service sales were primarily the result of 6.6% and 6.2% decreases in same-store guest visits, respectively, partly offset by 1.1% and 1.9% increases in average ticket, respectively, during the three and six months ended December 31, 2013. The closure of 319 company-owned salons and sale (net of buybacks) of 18 company-owned salons to franchisees during the twelve months ended December 31, 2013, partly offset by the construction (net of relocations) of 124 salons during the same period, drove the remaining declines in service sales compared to the prior year.

Product Revenues

Decreases of $3.1 and $1.1 million in product revenues during the three and six months ended December 31, 2014, respectively, were primarily due to the closure of 298 company-owned salons and sale (net of buybacks) of 53 company-owned salons to franchisees during the twelve months ended December 31, 2014. Also impacting these decreases were same-store product sales (decrease) increase of (0.6)% and 1.3%, respectively during the three and six months ended December 31, 2014. The same-store product sales results were primarily due to 1.8% and 2.9% increases in same-store guest visits, respectively, and 2.4% and 1.6% decreases in average ticket, during the three and six months ended December 31, 2014, respectively. Partly offsetting the decreases were revenues from the construction (net of relocations) of 105 salons during the twelve months ended December 31, 2014.

Decreases of $10.5 and $26.0 million in product revenues during the three and six months ended December 31, 2013, respectively, were primarily due to same-store product sales decreases of 9.2% and 11.9%, respectively. Decreases in same-store product sales were primarily the result of 12.8% and 15.1% decreases in same-store guest visits, respectively, partly offset by 3.6% and 3.2% increases in average ticket, respectively. The closure of 319 company-owned salons and sale (net of buybacks) of 18 company-owned salons to franchisees during the twelve months ended December 31, 2013, partly offset by the construction (net of relocations) of 124 salons during the same period, drove the remaining declines in product sales compared to the prior year.

Royalties and Fees

Total franchised locations open at December 31, 2014 were 2,246 as compared to 2,123 at December 31, 2013. Increases of $1.2 and $2.2 million in royalties and fees for the three and six months ended December 31, 2014, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at December 31, 2013 were 2,123 as compared to 2,039 at December 31, 2012. Royalties and fees for the three months ended December 31, 2013 were flat to the comparable prior period. The increase of $0.4 million in royalties and fees for the six months ended December 31, 2013 compared to the prior year period was partly due to the increase in franchised locations.

 Cost of Service

The 70 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2014, respectively, were primarily the result of higher field incentives as the Company anniversaries an incentive-lite year, state minimum wage increases, higher payroll taxes and the lapping of certain one-time benefits related to payroll taxes, partly offset by improved stylist productivity. Partly offsetting the basis point increase for the three and six months ended December 31, 2014 was a decrease in health care costs due to lower participation levels compared to the prior year.

The 160 and 150 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2013, respectively, were primarily due to the change in expense categorization driven by the fourth quarter of fiscal year 2013 field reorganization. Effective in the first quarter of fiscal year 2014, district and senior leaders labor costs were reported within cost of service rather than general and administrative expense. The change in expense categorization accounted for 140 basis points of the increases for the three and six months ended December 31, 2013. The remaining increases of 20 and 10 basis points for the three and six months ended December 31, 2013, respectively, were primarily the result of negative leverage from stylist hours caused by same-store service sales declines and increased health care costs, partly offset by cost reductions due to the field reorganization, reduced labor costs associated with lower levels of bonuses and a full commission coupon event in the prior year that was not repeated.

Cost of Product

Cost of product as a percent of product revenues during the three months ended December 31, 2014 was flat to the comparable period, as the rate impact of higher promotional activity in the period was offset by lapping certain one-time costs associated with salon closures. The 10 basis point decrease in cost of product as a percent of product revenues during the six months ended December 31, 2014 was primarily due to lapping a $0.9 million inventory write-down associated with standardizing plan-o-grams in the comparable prior period, Partly offset by increased promotional activity and higher freight costs in the current period.

The 70 basis point increase in cost of product as a percent of product revenues during the three months ended December 31, 2013 was primarily due to an increase in retail promotions, partly offset by a vendor volume rebate and reduced sales commissions and bonuses due to lower sales. The 20 basis point decrease in cost of product as a percent of product revenues during the six months ended December 31, 2013 was primarily due to reduced sales commissions and bonuses from lower sales, partly offset by an increase in retail promotions and a $0.9 million inventory write-down associated with standardizing plan-o-grams.

Site Operating Expenses

The decreases of $3.3 and $2.5 million or 40 and 10 basis points in site operating expenses as a percentage of consolidated revenues during the three and six months ended December 31, 2014, respectively, were primarily a result of the timing of marketing expenses, a favorable net adjustment to self-insurance reserves and lower freight costs.

The 80 and 70 basis point increases in site operating expenses as a percent of consolidated revenues during the three and six months ended December 31, 2013 were primarily due to the change in expense categorization driven by the field reorganization and negative leverage caused by same-store sales declines. Effective in the first quarter of fiscal year 2014, field leaders' travel costs were reported within site operating expenses rather than general administrative expenses. The change in expense categorization accounted for 40 and 50 basis points of the increases in site operating for the three and six months ended December 31, 2013, respectively. Site operating expenses increased (decreased) $0.3 and $(1.2) million for the three and six months ended December 31, 2013, respectively. After considering the prior year change in expense categorization, site operating expense decreased $2.0 and $5.9 million during the three and six months ended December 31, 2013, respectively, primarily as a result of cost savings initiatives to lower utilities and repairs and maintenance expenses, lower travel expense due to the field reorganization, and reduced freight and self-insurance expenses, partly offset by increased salon connectivity costs to support the Company’s new POS system and salon workstations.

General and Administrative (G&A)

The increases of $6.5 and $7.2 million or 160 and 100 basis points in G&A as a percent of consolidated revenues during the three and six months ended December 31, 2014, were primarily driven by the lapping of a favorable deferred compensation adjustment within our Unallocated Corporate segment and the reversal of incentive compensation accruals in the prior comparable periods, partly offset by the lapping of legal and professional fees associated with the Company's ongoing review of non-core assets. Also contributing the increases were higher incentive compensation levels as the Company anniversaries against an incentive-lite year and planned strategic investments in Asset Protection and Human Resource initiatives, partly offset by cost savings.

G&A decreased $15.6 million, or 240 basis points as a percent of consolidated revenues during the three months ended December 31, 2013 and $27.0 million, or 200 basis points as a percent of consolidated revenues during the six months ended December 31, 2013. These improvements were primarily due to the change in expense categorization driven by the field reorganization. Effective in the first quarter of fiscal year 2014, district and senior district leaders' labor costs were reported in cost of service rather than G&A expenses and their travel costs were reported in site operating expenses rather than G&A expenses. The change in expense categorization accounted for $7.8 and $15.7 million of the decreases for the three and six months ended December 31, 2013, respectively. The remaining decreases of $7.8 and $11.3 million during the three and six months ended December 31, 2013, respectively, were primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings initiatives and savings from the field reorganization and a favorable deferred compensation adjustment within our Unallocated Corporate segment, partly offset by legal and professional fees associated with the Company's ongoing review of non-core assets.

Rent

Rent expense decreased $2.2 and $3.8 million during the three and six months ended December 31, 2014, respectively, due to salon closures, primarily within our North American Premium and Value segments. Rent expense as a percent of consolidated revenues during the three months ended December 31, 2014 was flat to the prior comparable period as negative leverage due to same-store sales declines was offset by the closure of unprofitable locations. The 10 basis point decrease in rent expense as a percent of consolidated revenues for the six months ended December 31, 2014 was primarily due to the closure of unprofitable locations. The 100 and 90 basis point increases in rent expense as a percent of consolidated revenues for the three and six months ended December 31, 2013, respectively, were due to negative leverage caused by same-store sales declines, partly offset by store closures.

Depreciation and Amortization (D&A)

The decreases of $5.1 and $6.7 million or 100 and 70 basis points in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2014, respectively, were primarily due to lower fixed asset balances and store closures during the three and six months ended December 31, 2014. In addition, prior comparable periods included accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation recorded in our Unallocated Corporate segment and higher depreciation expense related to the Company's POS and salon workstations that were installed in the fourth quarter of fiscal year 2013.

The 100 basis point increases in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2013, were primarily due to increased fixed asset impairment charges recorded in our North American Premium segment, depreciation expense related to the Company’s POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation recorded in our Unallocated Corporate segment and negative leverage caused by same-store sales declines.

Goodwill Impairment

The Company recorded a goodwill impairment charge of $34.9 million related to the Regis salon concept reporting unit during the three and six months ended December 31, 2013. The Company redefined its operating segments during the second quarter of fiscal year 2014 and its performance trends were down. Accordingly, the Company was required to perform this goodwill assessment. As a result of this non-cash charge, the Company has no further goodwill on its balance sheet associated with the Regis salon concept (North American Premium).

Interest Expense

The decreases of $2.7 and $4.1 million or 60 and 40 basis points in interest expense as a percent of consolidated revenues for the three and six months ended December 31, 2014, respectively, were primarily due to the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.

The decreases of $1.5 and $3.8 million or 20 and 30 basis points as a percent of consolidated revenue in interest expense for the three and six months ended December 31, 2013, respectively, was primarily due to decreased average debt levels as compared to the prior year comparable period.

Interest Income and Other, net

The $0.7 million or 10 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2014 was comprised of gains on salon assets sold and interest income. Interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2014 was flat to the comparable prior period.

Interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2013 was flat to the comparable prior period. The $34.3 million or 340 basis point decrease in interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2013, was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during the six months ended December 31, 2012.

Income Taxes

During the three and six months ended December 31, 2014, the Company recognized tax expense of $3.5 and $9.1 million, respectively, with corresponding effective tax rates of (94.9)% and (121.3)%. During the three and six months ended December 31, 2013, the Company recognized tax expense of $72.3 and $72.0 million, respectively, with corresponding effective tax rates of (183.2)% and (171.3)%.

The tax expense and effective tax rate for the three and six months ended December 31, 2014 were different than what would normally be expected primarily due to $2.5 and $6.6 million, respectively, of non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. The total tax expense expected for the year is approximately $9.0 million related to this matter; however, there will be variation from quarter to quarter as a result of how the effective tax rate is computed on an interim basis. This non-cash tax expense (benefit) will continue as long as the Company has a valuation allowance against most of its deferred tax assets. The Company is currently paying taxes in Canada, Texas and for certain states in which it has profitable entities.

The recorded tax expense and effective tax rate for the three and six months ended December 31, 2013 were higher than would be expected due primarily to the $83.1 million non-cash charge to establish a valuation allowance against the Company’s United States deferred tax assets and a $34.9 million non-cash goodwill impairment charge which was only partly deductible for tax purposes.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

The equity in loss of affiliated companies of $12.0 and $11.6 million during the three and six months ended December 31, 2014, respectively, was primarily the result of the Company's portion of the non-cash deferred tax asset valuation allowance that was recorded by EEG and the Company's other than temporary non-cash impairment charge during the three and six months ended December 31, 2014. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

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

As of December 31, 2014, cash and cash equivalents were $195.8 million, with $163.2, $16.9 and $15.7 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of December 31, 2014, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $2.1 million and unused available credit of $397.9 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At December 31, 2014, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the six months ended December 31, 2014, the Company settled the $172.5 million convertible notes at par value with cash and repurchased approximately 1.5 million shares for $22.9 million.

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2014, cash provided by operating activities of $37.6 million decreased by $11.6 million compared to the prior comparable period, primarily as a result of a decrease in revenues and operating income during the six months ended December 31, 2014 and a decrease in cash provided by working capital.

During the six months ended December 31, 2013, cash provided by operating activities of $49.2 million decreased by $9.7 million compared to the prior comparable period, primarily as a result of the decrease in revenues and operating income and a $3.6 million increase in working capital.

Cash Flows from Investing Activities

During the six months ended December 31, 2014, cash used in investing activities of $21.1 million was primarily for capital expenditures of $22.5 million, partly offset by cash proceeds from sale of salon assets of $1.4 million.

During the six months ended December 31, 2013, cash used in investing activities of $18.9 million was primarily for capital expenditures of $23.9 million, partly offset by cash provided from the recovery of $3.1 million on the Company’s previously impaired investments in Yamano and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

Cash Flows from Financing Activities

During the six months ended December 31, 2014 and 2013, cash (used in) provided by financing activities of $(196.6) and $107.8 million, respectively, were primarily for net (repayments) borrowings of long-term debt of $(173.7) and $114.6 million, respectively. In addition, during the six months ended December 31, 2014, the Company repurchased $22.9 million of common stock. During the six months ended December 31, 2013, the Company paid $6.8 million for dividends.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2014 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
December 31, 2014	15.3%	(1,360)
June 30, 2014	28.9%	1,200
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 1,360 basis point decrease in the debt to capitalization ratio as of December 31, 2014 compared to June 30, 2014, is primarily due to the $173.7 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes, partly offset by the repurchase of 1.5 million shares of common stock for $22.9 million during the six months ended December 31, 2014.

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

Dividends

We paid dividends of $0.12 per share during the six months ended December 31, 2013. The Board of Directors elected to discontinue declaring regular quarterly dividends in December 2013.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three and six months ended December 31, 2014, the Company repurchased 81,811 shares for $1.4 million and 1,537,398 shares for $22.9 million, respectively. At December 31, 2014, $35.8 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the impact of significant initiatives, changes in our management and organizational structure and our ability to attract and retain our executive management team; the success of our stylists and our ability to attract, train and retain talented stylists; negative same-store sales; our ability to protect the security of sensitive information about our guests, employees, vendors or Company information; changes in regulatory and statutory laws; the effect of changes to healthcare laws; financial performance of our investment with EEG, Inc.; the Company's reliance on management information systems; the continued ability of the Company to implement cost reduction initiatives; reliance on external vendors; changes in distribution channels of manufacturers; compliance with debt covenants; financial performance of our franchisees; competition within the personal hair care industry; changes in economic conditions; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; changes in interest rates and foreign currency exchange rates; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2014. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2014.

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and the motion is pending before the court.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. To date, a total of $300.0 million has been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three and six months ended December 31, 2014, the Company repurchased 81,811 shares for $1.4 million and 1,537,398 shares for $22.9 million, respectively. As of December 31, 2014, a total accumulated 9.2 million shares have been repurchased for $264.2 million. At December 31, 2014, $35.8 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

10/1/14 - 10/31/14	—	—	9,149,551	37,199
11/1/14 - 11/30/14	81,811	16.61	9,231,362	35,840
12/1/14 - 12/31/14	—	—	9,231,362	35,840
Total	81,811	$16.61	9,231,362	$35,840

Item 5.  Other Information

Item 5.02 DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS.

On January 27, 2015, the Board of Directors of the Company appointed Kersten D. Zupfer as the Company’s Chief Accounting Officer.

Ms. Zupfer, 39, was promoted to Vice President and Corporate Controller in December 2014. She previously served as the Company’s Associate Vice President, Assistant Corporate Controller since September 2013 and prior to that as the Company’s Director of Finance since February 2007. Before joining the Company, she was Director of Financial Reporting at Digital Angel Corporation from 2002 to 2007 and an auditor at Arthur Andersen from 1996 to 2002.

The Company has entered into an employment agreement with Ms. Zupfer on its standard form of employment agreement with its vice presidents, which mirrors the form of employment agreement with the Company’s executive officers (other than the CEO), except that the vice president agreement does not provide for an enhanced severance calculation if a termination without cause or termination for good reason occurs in connection with a change in control. The terms of the executive officer employment agreements are described in the Company’s proxy statement for its 2014 annual meeting of shareholders.

Item 6.  Exhibits

Exhibit 10(a)(*)	Employment Agreement, dated December 15, 2014, between the Company and Annette Miller.

Exhibit 10(b)(*)	Amendment to Employment Agreement, dated January 13, 2015, between the Company and Dan Hanrahan.

Exhibit 31.1	President and Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

_____________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: January 29, 2015	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: January 29, 2015	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)