Form 10-Q
period 2015-03-31
REGIS CORP
filed 2015-04-30
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of April 23, 2015:

Common Stock, $.05 par value	54,579,891
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in thousands, except share data)

	March 31, 2015	June 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$212,951	$378,627
Receivables, net	23,993	25,808
Inventories	131,883	137,151
Other current assets	63,972	71,680
Total current assets	432,799	613,266

Property and equipment, net	228,195	266,538
Goodwill	418,158	425,264
Other intangibles, net	17,283	19,812
Investment in affiliates	17,024	28,611
Other assets	61,864	62,458

Total assets	$1,175,323	$1,415,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt, current portion	$4	$173,501
Accounts payable	63,284	68,491
Accrued expenses	143,794	142,720
Total current liabilities	207,082	384,712

Long-term debt and capital lease obligations	120,000	120,002
Other noncurrent liabilities	201,661	190,454
Total liabilities	528,743	695,168
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 54,579,808 and 56,651,166 common shares at March 31, 2015 and June 30, 2014, respectively	2,729	2,833
Additional paid-in capital	311,264	337,837
Accumulated other comprehensive income	6,955	22,651
Retained earnings	325,632	357,460

Total shareholders’ equity	646,580	720,781

Total liabilities and shareholders’ equity	$1,175,323	$1,415,949

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Nine Months Ended March 31, 2015 and 2014
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Revenues:
Service	$352,015	$367,230	$1,067,079	$1,099,916
Product	91,143	94,309	274,596	278,821
Royalties and fees	10,802	10,022	32,723	29,774
	453,960	471,561	1,374,398	1,408,511
Operating expenses:
Cost of service	216,830	226,344	659,736	674,772
Cost of product	45,117	46,146	138,924	140,631
Site operating expenses	47,116	50,215	145,643	151,260
General and administrative	44,082	43,120	135,934	127,758
Rent	76,516	80,614	230,913	238,788
Depreciation and amortization	19,044	28,343	60,815	76,815
Goodwill impairment	—	—	—	34,939
Total operating expenses	448,705	474,782	1,371,965	1,444,963

Operating income (loss)	5,255	(3,221)	2,433	(36,452)

Other (expense) income:
Interest expense	(2,273)	(6,299)	(7,843)	(15,956)
Interest income and other, net	390	261	1,307	1,144

Income (loss) from continuing operations before income taxes and equity in (loss) income of affiliated companies	3,372	(9,259)	(4,103)	(51,264)

Income taxes	(6,797)	(857)	(15,865)	(72,812)
Equity in (loss) income of affiliated companies, net of income taxes	(285)	23	(11,865)	4,762

Loss from continuing operations	(3,710)	(10,093)	(31,833)	(119,314)

Income from discontinued operations, net of taxes	—	609	—	609

Net loss	$(3,710)	$(9,484)	$(31,833)	$(118,705)

Net loss per share:
Loss from continuing operations, basic and diluted	(0.07)	(0.18)	(0.58)	(2.11)
Income from discontinued operations, basic and diluted	—	0.01	—	0.01
Net loss per share, basic and diluted	$(0.07)	$(0.17)	$(0.58)	$(2.10)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	54,837	56,473	55,248	56,450

Cash dividends declared per common share	$—	$—	$—	$0.12

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Nine Months Ended March 31, 2015 and 2014
(Dollars in thousands)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014
Net loss	$(3,710)	$(9,484)	$(31,833)	$(118,705)
Other comprehensive loss, net of tax:
Foreign currency translation adjustments during the period	(6,851)	(2,208)	(15,696)	(1,225)
Other comprehensive loss	(6,851)	(2,208)	(15,696)	(1,225)
Comprehensive loss	$(10,561)	$(11,692)	$(47,529)	$(119,930)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Nine Months Ended March 31, 2015 and 2014
(Dollars in thousands)

	Nine Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(31,833)	$(118,705)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	51,478	61,540
Equity in loss (income) of affiliated companies	11,865	(4,762)
Deferred income taxes	12,631	68,669
Salon asset impairment	9,337	15,275
Gain on sale of salon assets	(723)	—
Loss on write down of inventories	—	854
Goodwill impairment	—	34,939
Stock-based compensation	6,342	4,899
Amortization of debt discount and financing costs	1,336	6,027
Other non-cash items affecting earnings	266	177
Changes in operating assets and liabilities, excluding the effects of sales and acquisitions	11,628	14,801
Net cash provided by operating activities	72,327	83,714

Cash flows from investing activities:
Capital expenditures	(29,689)	(34,977)
Proceeds from sale of assets (asset acquisitions, net of cash acquired), net	1,961	(1)
Proceeds from loans and investments	—	5,056
Net cash used in investing activities	(27,728)	(29,922)

Cash flows from financing activities:
Proceeds from issuance of long-term debt, net of fees	—	118,058
Repayments of long-term debt and capital lease obligations	(173,749)	(5,234)
Repurchase of common stock	(32,890)	—
Dividends paid	—	(6,793)
Net cash (used in) provided by financing activities	(206,639)	106,031

Effect of exchange rate changes on cash and cash equivalents	(3,636)	489

(Decrease) increase in cash and cash equivalents	(165,676)	160,312

Cash and cash equivalents:
Beginning of period	378,627	200,488
End of period	$212,951	$360,800

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of March 31, 2015 and for the three and nine months ended March 31, 2015 and 2014, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of March 31, 2015 and the consolidated results of its operations and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and nine months ended March 31, 2015, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs) and performance share units (PSUs). During the nine months ended March 31, 2015, the dividend yield assumption was updated to 0%. During the three months ended March 31, 2015, the expected volatility assumption was updated to 38%. Otherwise there were no other significant changes to the assumptions used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

	For the Periods Ended March 31, 2015
	Three Months	Nine Months
Restricted stock units	176,263	477,771
Equity-based stock appreciation rights	363,970	814,304
Performance share units	—	199,337

Total compensation cost for stock-based payment arrangements totaled $2.3 and $1.3 million for the three months ended March 31, 2015 and 2014, respectively, and $6.3 and $4.9 million for the nine months ended March 31, 2015 and 2014, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

During fiscal year 2014, the Company granted 0.1 million PSUs with a performance metric based upon achieving a three-year cumulative adjusted earnings before interest, income taxes and depreciation and amortization balance. As of March 31, 2015, the Company does not expect any of these units to be earned and has not recorded any net expense associated with these awards. However, future compensation expense for the unvested awards could reach a maximum of $1.9 million if the maximum performance metric is earned.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including market data and salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the unaudited Condensed Consolidated Statement of Operations.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. Currently the guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. This guidance will be effective in the first quarter of fiscal year 2018, however, FASB has proposed deferring the effective date until the first quarter of fiscal year 2019. This update permits the use of either the retrospective or simplified transition method. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the impact this guidance will have on its related disclosures.

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of March 31, 2015, the Company's ownership interest in EEG was 54.6% and the carrying amount of the Company's investment in EEG was $16.5 million.

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

During the nine months ended March 31, 2015, the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million and an other than temporary non-cash impairment charge of $4.7 million on its investment in EEG due to recent declines in enrollment, revenue and profitability. The Company did not receive a tax benefit on the impairment charge. Due to economic, regulatory and other factors, the Company may be required to record additional non-cash impairment charges related to its investment in EEG and such impairments could be material. The exposure to loss related to the Company’s involvement with EEG is the carrying value of the investment.

During the three months ended March 31, 2015 and 2014, the Company recorded $(0.3) and $0.0 million, respectively, of equity (losses) earnings related to its investment in EEG. During the nine months ended March 31, 2015 and 2014, the Company recorded $(7.2) and $1.7 million, respectively, of equity (losses) earnings related to its investment in EEG.

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

Net loss from continuing operations available to common shareholders and net loss from continuing operations for diluted earnings per share under the if-converted method were the same for all periods presented.

Impacting the net loss available to common shareholders was a $1.5 million error related to prior periods that was recorded during the second quarter of fiscal year 2015, related to an understatement of self-insurance accruals in prior periods. Because this item was not material to the Company’s consolidated financial statements for any prior periods or the second quarter of fiscal year 2015, the Company recorded a correcting cumulative adjustment during the second quarter of fiscal year 2015. The impact of this item for the nine months ended March 31, 2015 on the Company’s Consolidated Statement of Operations increased site operating expense and net loss from continuing operations by $1.5 million.

For the three months ended March 31, 2015 and 2014, 210,023 and 142,536, respectively, and for the nine months ended March 31, 2015 and 2014, 187,959 and 124,189, respectively, of common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,481,206 and 1,936,388 of stock-based awards during the three months ended March 31, 2015 and 2014, respectively, and 1,176,364 and 1,712,855 of stock-based awards during the nine months ended March 31, 2015 and 2014, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution, also excluded 619,507 and 11,304,707 of shares from convertible debt as they were not dilutive for the nine months ended March 31, 2015 and 2014, respectively, and 11,316,328 as they were not dilutive for the three months ended March 31, 2014.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $26.6 million decrease in additional paid-in capital during the nine months ended March 31, 2015 was primarily due to $32.9 million of common stock repurchases, partly offset by $6.3 million of stock-based compensation.

During the three and nine months ended March 31, 2015, the Company repurchased 610,346 shares for $10.0 million and 2,147,744 shares for $32.9 million, respectively, under a previously approved stock repurchase program. At March 31, 2015, $25.9 million remained outstanding under the approved stock repurchase program. On April 21, 2015, consistent with the Company's capital allocation policy, the Company’s Board of Directors authorized an additional $50.0 million to be expended for the repurchase of the Company’s stock.

5.	INCOME TAXES:

During the three and nine months ended March 31, 2015, the Company recognized tax expense of $6.8 and $15.9 million, respectively, with corresponding effective tax rates of 201.6% and (386.7)%. During the three and nine months ended March 31, 2014, the Company recognized tax expense of $0.9 and $72.8 million, respectively, with corresponding effective tax rates of (9.3)% and (142.0)%. During the third quarter of fiscal year 2015, the Company incurred a non-cash charge of $2.0 million to establish a valuation allowance against the majority of the Company’s Canadian deferred tax assets. The primary reason for this charge was the operations in one of the Company's Canadian entities experienced declining financial performance and reported cumulative pretax losses for the twelve consecutive quarters ended March 31, 2015.

The recorded tax expense and effective tax rates for the three and nine months ended March 31, 2015 were different than what would normally be expected primarily due to $4.3 and $10.9 million, respectively, of non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes and the valuation allowance associated with the Company’s deferred tax assets.

The recorded tax expense and effective tax rate for the three and nine months ended March 31, 2014 were different than would be expected due to the effect of the non-cash valuation allowance established against the Company’s deferred tax assets and the tax effect of the second quarter non-cash goodwill impairment charge which was only partly deductible for income tax purposes.

The Company’s U.S. federal income tax returns for fiscal years 2010 through 2014 are currently under audit by the Internal Revenue Service (IRS). All earlier tax years are closed to examination. The Company has outstanding audit issues with the IRS for fiscal years 2010 and 2011 for which the IRS has proposed additional adjustments. The Company believes its income tax positions and deductions will be sustained and intends to vigorously defend its position on these issues and, accordingly, has appealed to the IRS Appeals Division. Final resolution of these issues is not expected to have a material impact on the Company’s financial position. For state tax audits, the statute of limitations generally runs three to four years resulting in a number of returns being open for tax audits dating back to fiscal year 2010. The Company is currently under audit in a number of states in which the statute of limitations has been extended back for fiscal years 2007 and forward.

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

In addition, the Company is a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and this collateral proceeding is pending.

See Note 5 to the unaudited Condensed Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal years 2010 and 2011.

7.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	March 31, 2015			June 30, 2014
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net (2)	Gross Carrying Value (3)	Accumulated Impairment (1)	Net (2)
	(Dollars in thousands)
Goodwill	$671,819	$(253,661)	$418,158	$678,925	$(253,661)	$425,264
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     Remaining net goodwill relates to the Company’s North American Value reporting unit.
(3)     The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	March 31, 2015			June 30, 2014
	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,252	$(3,384)	$4,868	$9,203	$(3,510)	$5,693
Franchise agreements	9,971	(6,769)	3,202	11,063	(7,163)	3,900
Lease intangibles	14,570	(7,759)	6,811	14,775	(7,326)	7,449
Other	4,693	(2,291)	2,402	5,074	(2,304)	2,770
	$37,486	$(20,203)	$17,283	$40,115	$(20,303)	$19,812

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consisted of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	March 31, 2015	June 30, 2014
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$172,246
Senior term notes	2018	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4	1,257
			120,004	293,503
Less current portion			(4)	(173,501)
Long-term portion			$120,000	$120,002

Convertible Senior Notes

In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes due July 2014. In July 2014, the Company settled the convertible senior notes with $172.5 million in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year at a rate of 5.0% per year. For the nine months ended March 31, 2015 and 2014, interest expense related to the 5.0% contractual interest coupon was $0.4 and $6.5 million, respectively, and interest expense related to the amortization of the debt discount was $0.3 and $4.3 million, respectively. For the three months ended March 31, 2014, interest expense related to the 5.0% contractual interest coupon and amortization of debt discount was $2.2 and $1.4 million, respectively.

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

Revolving Credit Facility

As of March 31, 2015 and June 30, 2014, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.1 and $2.2 million at March 31, 2015 and June 30, 2014, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at March 31, 2015 and June 30, 2014 was $397.9 and $397.8 million, respectively.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended March 31, 2015.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of March 31, 2015, the Company’s financial instruments included cash, cash equivalents, receivables, accounts payable and debt. The fair value of cash, cash equivalents, receivables and accounts payable approximated their carrying values as of March 31, 2015 and June 30, 2014. As of March 31, 2015 and June 30, 2014, the estimated fair value of the Company's debt was $119.4 million and $292.5 million, respectively, and the carrying value was $120.0 million and $293.5 million, respectively.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including the Company’s equity method investments, tangible fixed and other assets and goodwill, at fair value on a nonrecurring basis when they are deemed to be other than temporarily impaired. The fair values of the Company’s investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. During the three and nine months ended March 31, 2015, the Company recorded $2.4 and $9.3 million of long-lived asset impairment charges. See Note 1 to the unaudited Condensed Consolidated Financial Statements. During the nine months ended March 31, 2015, the Company's investment in EEG was written down to its implied fair value of $16.8 million, resulting in a non-cash impairment charge of $4.7 million. See Note 2 to the unaudited Condensed Consolidated Financial Statements. There were no other assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2015.

10.	DISCONTINUED OPERATIONS:

On February 16, 2009, the Company sold its Trade Secret salon concept and reported the sale as a discontinued operation. During the three and nine months ended March 31, 2014, the Company recorded a $0.6 million tax benefit in discontinued operations related to the release of tax reserves associated with this disposition.

11.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of March 31, 2015, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,962	2,273	8,235
North American Premium	755	—	755
International	362	—	362
Total	7,079	2,273	9,352

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues:
North American Value	$349,443	$358,788	$1,049,552	$1,066,116
North American Premium	76,817	82,878	234,603	251,862
International	27,700	29,895	90,243	90,533
Total segment revenues	$453,960	$471,561	$1,374,398	$1,408,511

Operating income (loss):
North American Value	$33,098	$29,989	$88,781	$86,826
North American Premium (1)	(4,154)	(3,853)	(11,212)	(44,001)
International	398	(3,109)	1,424	(2,871)
Total segment operating income	29,342	23,027	78,993	39,954
Unallocated Corporate	(24,087)	(26,248)	(76,560)	(76,406)
Operating income (loss)	$5,255	$(3,221)	$2,433	$(36,452)
_____________________________

(1)	The nine months ended March 31, 2014 includes a non-cash goodwill impairment charge of $34.9 million.

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

As of March 31, 2015, we owned, franchised or held ownership interests in 9,567 worldwide locations. Our locations consisted of 9,352 system-wide North American and International salons, and 215 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of March 31, 2015, we had approximately 47,000 corporate employees worldwide.

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

	For the Periods Ended March 31,
	Three Months						Nine Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$352.0	$367.2	77.5%	77.9%	(40)	20	$1,067.1	$1,099.9	77.6%	78.1%	(50)	70
Product revenues	91.1	94.3	20.1	20.0	10	(40)	274.6	278.8	20.0	19.8	20	(90)
Franchise royalties and fees	10.8	10.0	2.4	2.1	30	20	32.7	29.8	2.4	2.1	30	20

Cost of service (1)	216.8	226.3	61.6	61.6	—	180	659.7	674.8	61.8	61.3	50	160
Cost of product (2)	45.1	46.1	49.5	48.9	60	(270)	138.9	140.6	50.6	50.4	20	(110)
Site operating expenses	47.1	50.2	10.4	10.6	(20)	—	145.6	151.3	10.6	10.7	(10)	40
General and administrative	44.1	43.1	9.7	9.1	60	(210)	135.9	127.8	9.9	9.1	80	(200)
Rent	76.5	80.6	16.9	17.1	(20)	110	230.9	238.8	16.8	17.0	(20)	100
Depreciation and amortization	19.0	28.3	4.2	6.0	(180)	150	60.8	76.8	4.4	5.5	(110)	120
Goodwill impairment	—	—	—	—	—	—	—	34.9	—	2.5	(250)	250

Interest expense	2.3	6.3	0.5	1.3	(80)	—	7.8	16.0	0.6	1.1	(50)	(20)
Interest income and other, net	0.4	0.3	0.1	0.1	—	10	1.3	1.1	0.1	0.1	—	(220)

Income taxes (3)	(6.8)	(0.9)	201.6	(9.3)	N/A	N/A	(15.9)	(72.8)	(386.7)	(142.0)	N/A	N/A
Equity in (loss) income of affiliated companies, net of income taxes	(0.3)	—	(0.1)	—	(10)	(20)	(11.9)	4.8	(0.9)	0.3	(120)	140

Income from discontinued operations, net of taxes	—	0.6	—	0.1	(10)	(20)	—	0.6	—	—	—	(60)
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
	(Dollars in thousands)
North American Value salons:
SmartStyle	$128,315	$126,607	$374,464	$362,866
Supercuts	84,464	84,609	255,233	254,178
MasterCuts	29,301	32,379	89,030	96,840
Other Value	107,363	115,193	330,825	352,232
Total North American Value salons	349,443	358,788	1,049,552	1,066,116
North American Premium salons	76,817	82,878	234,603	251,862
International salons	27,700	29,895	90,243	90,533
Consolidated revenues	$453,960	$471,561	$1,374,398	$1,408,511
Percent change from prior year	(3.7)%	(6.6)%	(2.4)%	(7.1)%
Salon same-store sales decrease (1)	(0.7)%	(5.7)%	(0.1)%	(5.8)%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
Factor	2015	2014	2015	2014
Same-store sales	(0.7)%	(5.7)%	(0.1)%	(5.8)%
Closed salons	(2.9)	(2.3)	(2.6)	(2.7)
New stores and conversions	0.6	0.7	0.7	0.8
Foreign currency	(1.3)	(0.3)	(0.6)	(0.3)
Other	0.6	1.0	0.2	0.9
	(3.7)%	(6.6)%	(2.4)%	(7.1)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended March 31,		For the Nine Months Ended March 31,
	2015	2014	2015	2014
SmartStyle	0.3%	(6.1)%	2.0%	(6.5)%
Supercuts	1.4	(0.7)	1.3	(1.4)
MasterCuts	(5.1)	(8.7)	(3.8)	(10.3)
Other Value	(0.8)	(6.6)	(0.5)	(6.2)
North American Value same-store sales	(0.3)	(5.4)	0.5	(5.7)
North American Premium same-store sales	(2.8)	(8.1)	(2.8)	(7.2)
International same-store sales	0.2	(1.1)	0.3	(1.2)
Consolidated same-store sales	(0.7)%	(5.7)%	(0.1)%	(5.8)%

The same-store sales decreases of 0.7% and 0.1% during the three and nine months ended March 31, 2015, respectively, were due to decreases of 2.4% and 1.7% in guest visits and increases of 1.7% and 1.6%, respectively, in average ticket. The Company constructed (net of relocations) and closed 94 and 269 company-owned salons, respectively, during the twelve months ended March 31, 2015 and sold (net of buybacks) 63 company-owned salons to franchisees during the same period.

The same-store sales decreases of 5.7% and 5.8% during the three and nine months ended March 31, 2014, respectively, were due to decreases of 6.7% and 7.1%, respectively, in guest visits, partly offset by increases of 1.0% and 1.3%, respectively, in average ticket. The Company constructed (net of relocations) and closed 117 and 312 company-owned salons, respectively, during the twelve months ended March 31, 2014 and sold (net of buybacks) 21 company-owned salons to franchisees during the same period. The other increases of 1.0% and 0.9% during the three and nine months ended March 31, 2014, respectively, were primarily due to one additional sales day as a result of the shift in the Easter holiday to April in 2014 from March in 2013.

Consolidated revenues are primarily comprised of service and product revenues, as well as franchise royalties and fees. Fluctuations in these three major revenue categories, operating expenses and other income and expense were as follows:

Service Revenues

Decreases of $15.2 and $32.8 million in service revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to the closure of 269 company-owned salons and sale (net of buybacks) of 63 company-owned salons to franchisees during the twelve months ended March 31, 2015. Also contributing to the decreases were same-store service sales decreases of 0.7% and 0.3%, respectively, during the three and nine months ended March 31, 2015. Decreases in same-store service sales were primarily the result of 1.5% and 1.0% decreases in same-store guest visits, respectively, partly offset by 0.8% and 0.7% increases in average ticket, respectively, during the three and nine months ended March 31, 2015. In addition, foreign currency negatively impacted service revenues by 1.3% and 0.6%, respectively, during the three and nine months ended March 31, 2015. Partly offsetting these decreases were revenues from the construction (net of relocations) of 94 salons during the twelve months ended March 31, 2015.

Decreases of $24.9 and $73.9 million in service revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to same-store service sales decreases of 4.9% and 4.5%, respectively. Decreases in same-store service sales were primarily the result of 5.7% and 6.0% decreases in same-store guest visits, respectively, partly offset by 0.8% and 1.5% increases in average ticket, respectively, during the three and nine months ended March 31, 2014. The closure of 312 company-owned salons and sale (net of buybacks) of 21 company-owned salons to franchisees during the twelve months ended March 31, 2014, partly offset by the construction (net of relocations) of 117 salons during the same period, drove the remaining declines in service sales compared to the prior year.

Product Revenues

Decreases of $3.2 and $4.2 million in product revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to the closure of 269 company-owned salons and sale (net of buybacks) of 63 company-owned salons to franchisees during the twelve months ended March 31, 2015. Also impacting these decreases were same-store product sales (decreases) increases of (0.9)% and 0.6%, respectively during the three and nine months ended March 31, 2015. The same-store product sales results were primarily due to 0.3% and 2.1% increases in same-store guest visits, respectively, and 1.2% and 1.5% decreases in average ticket, respectively, during the three and nine months ended March 31, 2015. In addition, foreign currency negatively impacted product revenues by 1.2% and 0.5%, respectively, during the three and nine months ended March 31, 2015. Partly offsetting the decreases were revenues from the construction (net of relocations) of 94 salons during the twelve months ended March 31, 2015.

Decreases of $8.9 and $34.9 million in product revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to same-store product sales decreases of 8.9% and 10.9%, respectively. Decreases in same-store product sales were primarily the result of 14.0% and 14.7% decreases in same-store guest visits, respectively, partly offset by 5.1% and 3.8% increases in average ticket, respectively. The closure of 312 company-owned salons and sale (net of buybacks) of 21 company-owned salons to franchisees during the twelve months ended March 31, 2014, partly offset by the construction (net of relocations) of 117 salons during the same period, drove the remaining declines in product sales compared to the prior year.

Royalties and Fees

Total franchised locations open at March 31, 2015 were 2,273 as compared to 2,143 at March 31, 2014. Increases of $0.8 and $2.9 million in royalties and fees for the three and nine months ended March 31, 2015, respectively, compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at March 31, 2014 were 2,143 as compared to 2,060 at March 31, 2013. Increases of $0.5 and $0.9 million in royalties and fees for the three and nine months ended March 31, 2014, respectively compared to the prior year period were primarily due to same-store sales increases at franchised locations and the increased number of franchised locations.

 Cost of Service

During the three months ended March 31, 2015, cost of service as a percent of service revenues was flat primarily the result of improved stylist productivity and lower healthcare costs, offset by state minimum wage increases, higher field incentives as the Company anniversaries an incentive-lite year and lapping of certain one-time benefits. The 50 basis point increase in cost of service as a percent of service revenues during the nine months ended March 31, 2015 was primarily the result of higher field incentives as the Company anniversaries an incentive-lite year, state minimum wage increases, lapping of certain one-time benefits related to rebates, partly offset by improved stylist productivity and a decrease in health care costs.

The 180 and 160 basis point increases in cost of service as a percent of service revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to the change in expense categorization driven by the fourth quarter of fiscal year 2013 field reorganization. Effective in the first quarter of fiscal year 2014, district and senior leaders labor costs were reported within cost of service rather than general and administrative expense. The change in expense categorization accounted for 130 and 140 basis points of the increases for the three and nine months ended March 31, 2014, respectively. The remaining increases of 50 and 20 basis points for the three and nine months ended March 31, 2014, respectively, were primarily the result of negative leverage from stylist hours caused by a decline in same-store service sales and increased stylists wages, partly offset by cost reductions due to the field reorganization and reduced labor costs associated with lower levels of bonuses. Partly offsetting the basis point increase during the three months ended March 31, 2014 were lower health care costs. Also contributing to the increase for the nine months ended March 31, 2014 was an increase in health care costs, partly offset by a full commission coupon event in the prior year that was not repeated.

Cost of Product

The 60 and 20 basis point increases in cost of product as a percent of product revenues during the three and nine months ended March 31, 2015 were primarily due to the lapping of rebates in the prior year. The increase in the nine months ended March 31, 2015 was also a result of the rate impact of higher sales commissions, partly offset by lapping a $0.9 million inventory write-down associated with standardizing plan-o-grams in the comparable prior period and cost savings associated with closure of unprofitable salons.

The 270 basis point decrease in cost of product as a percent of product revenues during the three months ended March 31, 2014 was primarily due to a favorable shift in vendor mix, a change in promotional activities, the lapping of clearance sales offered in the prior year in anticipation of the Company standardizing plan-o-grams and reducing its retail product assortment and reduced sales commissions. The 110 basis point decrease in cost of product as a percent of product revenues during the nine months ended March 31, 2014 was primarily due to reduced sales commissions and bonuses from lower sales, partly offset by a $0.9 million inventory write-down associated with standardizing plan-o-grams.

Site Operating Expenses

The decrease of $3.1 million or 20 basis points in site operating expenses as a percentage of consolidated revenues during the three months ended March 31, 2015 was primarily a result of timing of marketing expenses and a favorable adjustment to self-insurance reserves. The decrease of $5.6 million or 10 basis points in site operating expenses as a percentage of consolidated revenues during the nine months ended March 31, 2015 was primarily a result of favorable net adjustments to self-insurance reserves, timing of marketing expenses, reduced promotional costs and lower repairs, freight and utilities costs.

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

General and Administrative (G&A)

The increase of $1.0 million, or 60 basis points in G&A as a percent of consolidated revenues during the three months ended March 31, 2015 was primarily driven by the higher incentive compensation levels as the Company anniversaries against an incentive-lite year and planned strategic investments in Asset Protection and Human Resource initiatives, partly offset by cost savings and lapping of certain professional fees incurred last year. The $8.2 million or 80 basis point increase in G&A as a percent of consolidated revenues during the nine months ended March 31, 2015 was primarily driven by the higher incentive compensation levels as the Company anniversaries against an incentive-lite year, planned strategic investments in Asset Protection and Human Resource initiatives and the lapping of a favorable deferred compensation adjustment within our Unallocated corporate segment. These items were partly offset by a net legal settlement, cost savings, lapping of certain professional fees incurred last year and a decrease in health care costs.

G&A decreased $13.7 million, or 210 basis points as a percent of consolidated revenues during the three months ended March 31, 2014 and $40.7 million, or 200 basis points as a percent of consolidated revenues during the nine months ended March 31, 2014. These improvements were primarily due to the change in expense categorization driven by the field reorganization. Effective in the first quarter of fiscal year 2014, district and senior district leaders' labor costs were reported in cost of service rather than G&A expenses and their travel costs were reported in site operating expenses rather than G&A expenses. The change in expense categorization accounted for $7.8 and $23.5 million of the decreases for the three and nine months ended March 31, 2014, respectively. The remaining decreases of $5.9 and $17.2 million during the three and nine months ended March 31, 2014, respectively, were primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings from various initiatives and the field reorganization, and reduced health insurance costs, partly offset by legal and professional fees associated with the Company's ongoing review of non-core assets. Also contributing to the decrease during the nine months ended March 31, 2014 was a favorable deferred compensation adjustment within our Unallocated Corporate segment.

Rent

Rent expense decreased $4.1 and $7.9 million during the three and nine months ended March 31, 2015, respectively, due to salon closures, primarily within our North American Premium and Value segments. Rent expense as a percent of consolidated revenues during the three and nine months ended March 31, 2015 decreased 20 basis points in both periods due to closure of unprofitable locations, partly offset by negative leverage caused by same-store sales declines. The 110 and 100 basis point increases in rent expense as a percent of consolidated revenues for the three and nine months ended March 31, 2014, respectively, were due to negative leverage caused by same-store sales declines.

Depreciation and Amortization (D&A)

The decreases of $9.3 and $16.0 million, or 180 and 110 basis points in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2015, respectively, were primarily due to lapping higher fixed asset impairment charges, lower fixed asset balances and store closures during the three and nine months ended March 31, 2015. In addition, prior comparable periods included accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation, recorded in our Unallocated Corporate segment, and higher depreciation expense related to the Company's POS and salon workstations that were installed in the fourth quarter of fiscal year 2013.

The 150 and 120 basis point increases in D&A as a percent of consolidated revenues during the three and nine months ended March 31, 2014, respectively, were primarily due to increased fixed asset impairment charges recorded in our North American Premium and North American Value segments, depreciation expense related to the Company’s POS and salon workstations installed in the fourth quarter of fiscal year 2013, accelerated depreciation expense associated with a leased building in conjunction with the Company’s headquarters consolidation, recorded in our Unallocated Corporate segment, and negative leverage caused by same-store sales declines.

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

Interest Expense

The decreases of $4.0 and $8.1 million, or 80 and 50 basis points in interest expense as a percent of consolidated revenues for the three and nine months ended March 31, 2015, respectively, were primarily due to the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.

The decrease of $0.1 million, or 0 basis points as a percent of consolidated revenue in interest expense for the three months ended March 31, 2014 was primarily due to decreased average interest rates as compared to prior year comparable period. The decrease of $3.9 million, or 20 basis points as a percent of consolidated revenue in interest expense for the nine months ended March 31, 2014 was primarily due to decreased average debt levels and lower average interest rates as compared to the prior year comparable period.

Interest Income and Other, net

Interest income and other, net as a percent of consolidated revenues during the three and nine months ended March 31, 2015 was flat to both comparable prior periods.

The 10 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended March 31, 2014 was primarily due to interest income, as a result of increased cash. The 220 basis point decrease in interest income and other, net as a percent of consolidated revenues during the nine months ended March 31, 2014 was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during the nine months ended March 31, 2013.

Income Taxes

During the three and nine months ended March 31, 2015, the Company recognized tax expense of $6.8 and $15.9 million, respectively, with corresponding effective tax rates of 201.6% and (386.7)%. During the three and nine months ended March 31, 2014, the Company recognized tax expense of $0.9 and $72.8 million, respectively, with corresponding effective tax rates of (9.3)% and (142.0)%.

The tax expense and effective tax rate for the three and nine months ended March 31, 2015 were different than what would normally be expected primarily due to $4.3 and $10.9 million, respectively, of non-cash tax expense for tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. While the total tax expense related to this matter is expected for the year is approximately $9.0 million, there is variation from quarter to quarter as a result of how the effective tax rate is computed on an interim basis. This non-cash tax expense (benefit) will continue as long as the Company has a valuation allowance against most of its deferred tax assets.

In addition, during the third quarter of fiscal year 2015, the Company incurred a non-cash charge of $2.0 million to establish a valuation allowance against the majority of the Company’s Canadian deferred tax assets. The Company is currently paying taxes in certain jurisdictions in which it has profitable entities.

The recorded tax expense and effective tax rate for the three and nine months ended March 31, 2014 were different than what would normally be expected due to the non-cash valuation allowance established against the Company’s deferred tax assets and the tax effect of the second quarter non-cash goodwill impairment charge which was only partly deductible for income tax purposes.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

During the three months ended March 31, 2015, the Company recognized $0.3 million of equity in loss of affiliated companies for the Company's share of EEG's net loss. The equity in loss of affiliated companies of $11.9 million during the nine months ended March 31, 2015 was primarily due to the Company's portion of the non-cash deferred tax asset valuation allowance that was recorded by EEG and the Company's other than temporary non-cash impairment charge. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

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

Income from Discontinued Operations, Net of Income Taxes

During the three and nine months ended March 31, 2014, the Company recognized $0.6 million of income associated with the release of income tax reserves associated with the disposition of Trade Secret. See Note 10 to the unaudited Condensed Consolidated Financial Statements.

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

As of March 31, 2015, cash and cash equivalents were $213.0 million, with $196.3, $4.6 and $12.1 million within the United States, Canada, and Europe, respectively. During the three months ended March 31, 2015, $14.7 million of cash was returned to the U.S. through the repayment of intercompany notes.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of March 31, 2015, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $2.1 million and unused available credit of $397.9 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At March 31, 2015, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the nine months ended March 31, 2015, the Company settled the $172.5 million convertible notes at par value with cash and repurchased approximately 2.1 million shares for $32.9 million.

Cash Flows

Cash Flows from Operating Activities

During the nine months ended March 31, 2015, cash provided by operating activities of $72.3 million decreased by $11.4 million compared to the prior comparable period, primarily as a result of changes in revenues and operating income during the nine months ended March 31, 2015 and a change in cash from working capital.

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

Cash Flows from Investing Activities

During the nine months ended March 31, 2015, cash used in investing activities of $27.7 million was primarily for capital expenditures of $29.7 million, partly offset by cash proceeds from sale of salon assets of $2.0 million.

During the nine months ended March 31, 2014, cash used in investing activities of $29.9 million was primarily for capital expenditures of $35.0 million, partly offset by cash provided from the recovery of $3.1 million on the Company’s previously impaired investments in Yamano and the receipt of $2.0 million for the final working capital adjustment on the sale of Hair Club.

Cash Flows from Financing Activities

During the nine months ended March 31, 2015 and 2014, cash (used in) provided by financing activities of $(206.6) and $106.0 million, respectively, was primarily for net (repayments) borrowings of long-term debt of $(173.7) and $112.8 million, respectively. In addition, during the nine months ended March 31, 2015, the Company repurchased $32.9 million of common stock. During the nine months ended March 31, 2014, the Company paid $6.8 million for dividends.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratios, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
March 31, 2015	15.7%	(1,320)
June 30, 2014	28.9%	1,200
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 1,320 basis point decrease in the debt to capitalization ratio as of March 31, 2015 compared to June 30, 2014, is primarily due to the $173.7 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes, partly offset by the repurchase of 2.1 million shares of common stock for $32.9 million during the nine months ended March 31, 2015.

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

Dividends

We paid dividends of $0.12 per share during the nine months ended March 31, 2014. The Board of Directors elected to discontinue declaring regular quarterly dividends in December 2013.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. As of March 31, 2015, a total of $300.0 million had been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three and nine months ended March 31, 2015, the Company repurchased 610,346 shares for $10.0 million and 2,147,744 shares for $32.9 million, respectively. At March 31, 2015, $25.9 million remained outstanding under the approved stock repurchase program. On April 21, 2015, consistent with the Company's capital allocation policy, the Company’s Board of Directors authorized an additional $50.0 million to be expended for the repurchase of the Company’s stock, increasing the total authorization from $300.0 to $350.0 million.

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

With the participation of management, the Company’s chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Our management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2015.

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and this collateral proceeding is pending.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. As of March 31, 2015, a total of $300.0 million had been authorized to be expended for the repurchase of the Company’s stock. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three and nine months ended March 31, 2015, the Company repurchased 610,346 shares for $10.0 million and 2,147,744 shares for $32.9 million, respectively. As of March 31, 2015, a total accumulated 9.8 million shares have been repurchased for $274.1 million. At March 31, 2015, $25.9 million remained outstanding under the approved stock repurchase program. On April 21, 2015, consistent with the Company's capital allocation policy, the Company’s Board of Directors authorized an additional $50.0 million to be expended for the repurchase of the Company’s stock, increasing the total authorization from $300.0 to $350.0 million.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

1/1/15 - 1/31/15	—	—	9,231,362	35,840
2/1/15 - 2/28/15	538,823	16.37	9,770,185	27,019
3/1/15 - 3/31/15	71,523	16.13	9,841,708	25,865
Total	610,346	$16.34	9,841,708	$25,865

Item 6.  Exhibits

Exhibit 10(a)(*)	Amended and Restated Employment Agreement, effective February 1, 2015, between the Company and Ken Warfield.

Exhibit 31.1	President and Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

_____________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company’s Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: April 30, 2015	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: April 30, 2015	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)