Form 10-K
period 2015-06-30
REGIS CORP
filed 2015-08-28
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which common equity was last sold as of the last business day of the registrant's most recently completed second fiscal quarter, December 31, 2014, was approximately $734,315,533. The registrant has no non-voting common equity.
As of August 24, 2015, the registrant had 52,998,021 shares of Common Stock, par value $0.05 per share, issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's definitive Proxy Statement for the annual fiscal 2015 meeting of shareholders (the "2015 Proxy Statement") (to be filed pursuant to Regulation 14A within 120 days after the registrant's fiscal year-end of June 30, 2015) are incorporated by reference into Part III.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This annual report, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain "forward-looking statements" within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management's best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, "may," "believe," "project," "forecast," "expect," "estimate," "anticipate," and "plan." In addition, the following factors could affect the Company's actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to execute on our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; changes in tax rates; the effect of changes to healthcare laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on management information systems; reliance on external vendors; changes in distribution channels of manufacturers; financial performance of our franchisees; internal control over the accounting for leases; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; financial performance of our investment with Empire Education Group; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth under Item 1A of this Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-Q and 8-K and Proxy Statements on Schedule 14A.

REGIS CORPORATION
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2015

PART I

Item 1.    Business
General:
Regis Corporation owns, franchises and operates beauty salons. The Company is listed on the NYSE under the ticker symbol "RGS." Unless the context otherwise provides, when we refer to the "Company," "we," "our," or "us," we are referring to Regis Corporation, the Registrant, together with its subsidiaries.
As of June 30, 2015, the Company owned, franchised or held ownership interests in 9,556 locations worldwide. The Company's locations consist of 9,349 company-owned and franchised salons and 207 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass marketplace.
The major services supplied by the Company's salons are haircutting and styling (including shampooing and conditioning), hair coloring and other services. The percentage of company-owned service revenues in each fiscal year 2015, 2014, and 2013 attributable to haircutting and styling, hair coloring and other services were 72%, 19% and 9%, respectively.
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
The Company's North American Value salon operations are comprised of 5,923 company-owned salons and 2,324 franchised salons operating in the United States, Canada, and Puerto Rico. The Company's North American Premium salon operations are comprised of 746 company-owned salons operating in the United States, Canada, and Puerto Rico. The Company's International operations are comprised of 356 company-owned salons in the United Kingdom. The Company's salons operate primarily under the trade names of SmartStyle, Supercuts, MasterCuts, Regis Salons, and Cost Cutters, and they generally serve two categories within the industry, value and premium. SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names are generally within the value category, offering high quality, convenience, and affordably priced hair care and beauty services and retail products. Regis Salons, among other trade names, are in the premium category offering upscale hair care and beauty services and retail products. The Company's North American Value business is located mainly in strip center locations and Walmart Supercenters and the North American Premium business is primarily in mall based locations. During fiscal years 2015 and 2014, the number of guest visits at the Company's company-owned salons approximated 76 and 79 million, respectively. Concurrent with the change in reportable operating segments, the Company revised its prior period financial information to conform comparable financial information to the new segment structure. Historical financial information presented herein reflects this change.
Financial information about our segments and geographic areas for fiscal years 2015, 2014, and 2013 are included in Note 14 to the Consolidated Financial Statements in Part II, Item 8, of this Form 10-K.
Since fiscal year 2012, the Company has been evaluating its portfolio of assets, investments, and businesses, with the strategic objective of simplifying our business model, focusing on our core business of operating beauty salons, improving our long-term profitability and maximizing shareholder value. This evaluation led to several sales during fiscal year 2013. In April 2013, the Company sold Hair Club for Men and Women (Hair Club) for $164.8 million. See Note 2 to the Consolidated Financial Statements. In September 2012, the Company sold its 46.7 percent equity interest in Provalliance for $103.4 million. See Note 5 to the Consolidated Financial Statements. Future sales of non-core assets could impact our operations by decreasing total revenues, operating expenses, and income or loss from equity method investments.
Industry Overview:
The hair salon market is highly fragmented, with the vast majority of locations independently owned and operated. However, the influence of salon chains, both franchised and company-owned, continues to grow within this market. Management believes salon chains will continue to have significant influence on this market and will continue to increase their presence.
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
Mission and Strategies:
The Company's long-term mission is to create guests for life. To successfully achieve our mission and build a winning organization, we must be the place where stylists can have successful and satisfying careers, which will drive great guest experiences and in turn, guests for life. Our key strategies and priorities remain the same and are well aligned, focusing on people, processes and metrics to drive execution and performance. Our key strategies follow:

1.	Earn the Hearts and Minds of Our Team

2.	Develop High Performing Leaders

3.	Drive Guest Loyalty through Experience

4.	Operational Excellence through Simplicity
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
Field Leadership. In fiscal year 2014, we completed the reorganization of our field organization to enable localized mentoring and decision making, improve geographic proximity and increase local market efficiency. Development of our field leaders is a high priority because stylists depend on their salon and field leaders for coaching, mentoring and motivation. Our training curriculum serves as the foundation for ongoing leadership development. Role clarity and talent assessments help us identify ways to develop and upgrade field leadership. Execution disciplines are used to drive accountability, execution and business performance. Incentives are designed to align field interests with those of the Company's shareholders by rewarding behaviors focused on profitable revenue growth. This organization structure also provides a clear career path for our people who desire to ascend within the Company.
Technical Education. Our technical education program is becoming a key point of difference in attracting and retaining stylists. Stylists place a tremendous amount of importance in ongoing development of their craft. They deliver a superior experience for our guests when they are well trained technically and experientially. We employ technical trainers who provide new hire training for stylists joining the Company from beauty schools and training for all stylists in current beauty care and styling trends. We supplement internal training with targeted vendor training and external trainers who bring specialized expertise to our stylists. We utilize training materials to help all levels of field employees navigate the running of a salon and essential elements of guest service training within the context of brand positions.
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
Technology.    The installation of new point-of-sale (POS) systems and salon workstations throughout North America enables communication with salons and stylists, delivery of online and digital training to stylists, real-time salon level analytics on guest retention, wait times, stylist productivity, and salon performance. We also use technology to provide asset protection dashboards and analytics to help prioritize efforts against our most compelling opportunities to reduce loss in our salons.
Guests
Great stylists, coupled with high quality service, convenience, affordability, an inviting salon appearance and atmosphere, and comprehensive retail assortments, create guests for life.

Convenience.    Our different salon concepts enable our guests to select different service scheduling options based upon their preference. In the value category, the ability to serve walk-in appointments and minimize guest wait times is an essential element in delivering upon convenience. We continue to focus on staffing and retention and have begun to optimize schedules and leverage our POS systems to help us balance stylist hours with guest traffic and manage guest wait times. In the premium category, our salons generally schedule appointments in advance of service. Our salons are located in high-traffic strip centers, Walmart Supercenters and shopping malls, with guest parking and easy access, and are generally open seven days per week, offering guests a variety of convenient ways to fulfill their beauty needs.
Affordability.    The Company strives to offer an exceptional value for its services. In the value category, our guests expect outstanding service at affordable prices. These expectations are met with average service transactions ranging from $16 to $21. In the premium category, our guests expect upscale, full service beauty services at reasonable prices. Average service transactions approximate $45 in this category. Pricing decisions are considered on a market-by-market basis and established based on local conditions.
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
Retail Assortments.    The Company's salons sell nationally recognized hair care and beauty products, as well as a complete assortment of owned-brand products. Retail products offered by the Company are intended to be sold only through professional salons, and complement its salon services business. The Company's stylists are compensated and regularly trained to sell hair care and beauty products to their guests. Additionally, guests are encouraged to purchase products after stylists demonstrate their efficacy by using them in the styling of our guests' hair. The top selling brands within the Company's retail assortment include Biolage, Paul Mitchell, Regis designLINE, Redken, Nioxin, Tigi, It's a 10, Sexy Hair Concepts, Kenra, and Moroccanoil.
Technology.    Our POS systems have the ability to collect guest and transactional data and enable the Company to invest in Guest Relationship Management, gaining insights into guest behavior, communicating with guests and incenting return visits. Leveraging this technology allows us to monitor guest retention and to survey our guests for feedback on improving the guest experience, and allows guests to use mobile apps to schedule appointments, view wait times and interact in other ways with salons.
Marketing.    We are focused on driving local traffic at the most efficient cost. This includes leveraging media, guest relationship management programs, digital channels, and local tactical efforts (e.g., couponing), among other programs.  Traffic driving efforts are targeted vs. a one-size-fits all approach. Annual marketing plans are based on seasonality, consumer mindset, competitive positioning and return on investment. We continually reallocate marketing investments into vehicles with known, strong returns.
Salon Support
Our corporate headquarters is referred to as Salon Support. This acknowledges that creating guests for life mandates a service-oriented, stylist and guest-focused mentality in supporting our field organization to grow our business profitably.
Organization.    Salon Support and our associated priorities are aligned to our field structure to enhance the effectiveness and efficiency of the service provided to our field organization. During fiscal year 2014, we created a human resources organization to help transform the Company into the place where stylists can have successful and satisfying careers and enhanced our asset protection capabilities by building a strong asset protection team and establishing standard operating procedures to support field and salon leaders.
Simplification.    In fiscal year 2013, we sold our Hair Club and Provalliance businesses in order to simplify our business model, focus on our core business of operating beauty salons, improve our long-term profitability and maximize shareholder value. We also standardized retail plan-o-grams and eliminated products in an effort to simplify and manage our ongoing retail inventory assortment. Simplification and standardization reduces inventory management time in our salons and throughout our supply chain and enables distribution efficiencies.
Ongoing simplification focuses on improving the way we plan and execute across our many brands. Standardizing processes and procedures around scheduling, day-to-day salon execution and reporting makes it easier to lead and execute in a multi-unit organization.
Our organization also remains focused on identifying and driving cost saving and profit enhancing initiatives.

Salon Concepts:
The Company's salon concepts focus on providing high quality hair care services and professional products, primarily to the mass market. A description of the Company's salon concepts are listed below:
SmartStyle.    SmartStyle salons offer a full range of custom styling, cutting, and hair coloring, as well as professional hair care products and are located exclusively in Walmart Supercenters. SmartStyle has a walk-in guest base with value pricing. Service revenues represent approximately 69% of total company-owned SmartStyle revenues. Additionally, the Company has 127 franchised Cost Cutters salons located in Walmart Supercenters.
Supercuts.    Supercuts salons provide consistent, high quality hair care services and professional products to its guests at convenient times and locations at value prices. This concept appeals to men, women, and children. Service revenues represent approximately 90% of total company-owned Supercuts revenues. Additionally, the Company has 1,393 franchised Supercuts locations.
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
Other Value.    Other Value salons are made up of acquired regional company-owned salon groups operating under the primary concepts of Hair Masters, Cool Cuts for Kids, Style America, First Choice Haircutters, Famous Hair, Cost Cutters, BoRics, Magicuts, Holiday Hair, Head Start, Fiesta Salons, and TGF, as well as other concept names. Most concepts offer a full range of custom hairstyling, cutting and coloring services, as well as hair care products. Hair Masters offers moderately-priced services, while the other concepts primarily cater to time-pressed, value-oriented families. Service revenues represent approximately 89% of total company-owned Other Value salons revenues. Additionally, the Company has 804 franchised locations of Other Value salons. Other Value salons were previously referred to as Promenade salons.
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

System-wide location counts

	June 30,
	2015	2014	2013
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	2,639	2,574	2,490
Supercuts	1,092	1,176	1,210
MasterCuts	466	505	532
Other Value	1,711	1,846	1,990
Regis	761	816	862
Total North American salons(1)	6,669	6,917	7,084
Total International salons(2)	356	360	351
Total, Company-owned salons	7,025	7,277	7,435
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	127	126	123
Supercuts	1,393	1,213	1,116
Other Value	804	840	843
Total North American salons	2,324	2,179	2,082
Total International salons(2)	—	—	—
Total, Franchised salons	2,324	2,179	2,082
Ownership interest locations:
Equity ownership interest locations	207	218	246
Grand Total, System-wide	9,556	9,674	9,763

Constructed Locations (net relocations)

	Fiscal Years
	2015	2014	2013
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	68	85	51
Supercuts	7	13	45
MasterCuts	—	1	3
Other Value	1	4	39
Regis	—	1	3
Total North American salons(1)	76	104	141
Total International salons(2)	15	23	12
Total, Company-owned salons	91	127	153
Franchised salons:
SmartStyle/Cost Cutters in Walmart stores	1	3	1
Supercuts	126	94	70
Other Value	13	37	47
Total North American salons(1)	140	134	118
Total International salons(2)	—	—	—
Total, Franchised salons	140	134	118

Closed Locations

	Fiscal Years
	2015	2014	2013
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	(3)	(1)	(2)
Supercuts	(36)	(44)	(49)
MasterCuts	(39)	(27)	(40)
Other Value	(114)	(126)	(179)
Regis	(55)	(47)	(94)
Total North American salons(1)	(247)	(245)	(364)
Total International salons(2)	(19)	(14)	(59)
Total, Company-owned salons	(266)	(259)	(423)
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	(22)	(19)	(11)
Other Value	(50)	(44)	(58)
Total North American salons(1)	(72)	(63)	(69)
Total International salons(2)	—	—	—
Total, Franchised salons	(72)	(63)	(69)
Conversions (including net franchisee transactions)(3)

	Fiscal Years
	2015	2014	2013
Company-owned salons:
SmartStyle/Cost Cutters in Walmart stores	—	—	—
Supercuts	(55)	(3)	(14)
MasterCuts	—	(1)	—
Other Value	(22)	(22)	(3)
Regis	—	—	—
Total North American salons(1)	(77)	(26)	(17)
Total International salons(2)	—	—	—
Total, Company-owned salons	(77)	(26)	(17)
Franchised salons:
SmartStyle/Cost Cutters in Walmart Stores	—	—	—
Supercuts	76	22	17
Other Value	1	4	—
Total North American salons(1)	77	26	17
Total International salons(2)	—	—	—
Total, Franchised salons	77	26	17
_______________________________________________________________________________

(1)
The North American Value operating segment is comprised primarily of the SmartStyle, Supercuts, MasterCuts and Other Value salon brands. The North American Premium operating segment is comprised primarily of the Regis salon brands.

(2)	Canadian and Puerto Rican salons are included in the North American salon totals.

(3)
During fiscal years 2015, 2014, and 2013, the Company acquired zero, two, and zero salon locations, respectively, from franchisees. During fiscal years 2015, 2014, and 2013, the Company sold 77, 28, and 17 salon locations, respectively, to franchisees.

Salon Franchising Program:
General.    We have various franchising programs supporting its 2,324 franchised salons as of June 30, 2015, consisting mainly of Supercuts, Cost Cutters, First Choice Haircutters, and Magicuts. These salons have been included in the discussions regarding salon counts and concepts.
We provide our franchisees with a comprehensive system of business training, stylist education, site approval and lease negotiation, construction management services, professional marketing, promotion, and advertising programs, and other forms of support designed to help the franchisee build a successful business.
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
Franchise Terms.    Pursuant to a franchise agreement with the Company, each franchisee pays an initial fee for each store and ongoing royalties to the Company. In addition, for most franchise concepts, the Company collects advertising funds from franchisees and administers the funds on behalf of the concepts. Franchisees are responsible for the costs of leasehold improvements, furniture, fixtures, equipment, supplies, inventory, payroll costs and certain other items, including initial working capital. The majority of franchise agreements provide the Company a right of first refusal if the store is to be sold and the franchisee must obtain the Company's approval in all instances where there is a sale of a franchise location.
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
Affiliated Ownership Interests:
The Company maintains ownership interests in beauty schools and salons. The primary ownership interest is a 54.6% interest in Empire Education Group, Inc. (EEG), which is accounted for as an equity method investment. See Note 1 to the Consolidated Financial Statements. EEG operates accredited cosmetology schools. Contributing the Company's beauty schools in fiscal year 2008 to EEG leveraged EEG's management expertise, while enabling the Company to maintain a vested interest in the beauty school industry. Additionally, we utilize our EEG relationship to recruit stylists straight from beauty school.
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
Corporate Employees:
During fiscal year 2015, the Company had approximately 47,000 full and part-time employees worldwide, of which approximately 40,000 employees were located in the United States. None of the Company's employees is subject to a collective bargaining agreement and the Company believes that its employee relations are amicable.

Executive Officers:
Information relating to the Executive Officers of the Company follows:

Name	Age	Position
Daniel Hanrahan	58	President and Chief Executive Officer
Steven Spiegel	53	Executive Vice President and Chief Financial Officer
Eric Bakken	48	Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel
Jim Lain	51	Executive Vice President and Chief Operating Officer
Andrew Dulka	41	Senior Vice President and Chief Information Officer
Annette Miller	53	Senior Vice President and Chief Merchandising Officer
Heather Passe	44	Senior Vice President and Chief Marketing Officer
Carmen Thiede	48	Senior Vice President and Chief Human Resources Officer
Ken Warfield	44	Senior Vice President of Premium and Asset Protection
Daniel Hanrahan has served as President and Chief Executive Officer since August 2012. He most recently served as President of Celebrity Cruises, a subsidiary of Royal Caribbean Cruises Ltd., from February 2005 to July 2012, and as its President and Chief Executive Officer since September 2007. Mr. Hanrahan has served on the Board of Directors of Cedar Fair, L.P., an amusement-resort operator, since 2012 and is a member of its Audit and Compensation Committees.
Steven Spiegel has served as Executive Vice President and Chief Financial Officer since December 2012. He most recently served as Vice President of Finance at Unilever (formerly Alberto Culver) from May 2005 to May 2012.
Eric Bakken has served as Executive Vice President, Chief Administrative Officer, Corporate Secretary and General Counsel since April 2013. He served as Executive Vice President, General Counsel and Business Development and Interim Corporate Chief Operating Officer from 2012 to April 2013, and performed the function of interim principal executive officer between July 2012 and August 2012. Mr. Bakken joined the Company in 1994 as a lawyer and became General Counsel in 2004.
Jim Lain has served as Executive Vice President and Chief Operating Officer since November 2013. Previously Mr. Lain served as Vice President at Gap, Inc. from August 2006 to November 2013.
Andrew Dulka was promoted to Senior Vice President and Chief Information Officer in May 2015 and previously served as Vice President, Retail Systems and Enterprise Architecture from July 2012 to April 2015. Before joining Regis Corporation, he served as Vice President, Infrastructure and Application Maintenance at Allianz Life from December 2009 to July 2012.
Annette Miller has served as Senior Vice President and Chief Merchandising Officer since December 2014. Before joining Regis Corporation, she served as Senior Vice President of Merchandising, Grocery at Target from 2010 to 2014.
Heather Passe has served as Senior Vice President and Chief Marketing Officer since July 2012. Before joining Regis Corporation, she served as Vice President Marketing, Customer Relationship Marketing (CRM) and E-Commerce at Carlson from February 2009 to July 2012.
Carmen Thiede has served as Senior Vice President and Chief Human Resources Officer since October 2013. Before joining Regis Corporation, Ms. Thiede served as Senior Vice President of Human Resources at Ameriprise Financial from October 2006 to October 2013.
Ken Warfield has served as Senior Vice President of Premium and Asset Protection since February 2015 and was Vice President of Asset Protection from February 2014 to February 2015. Before joining Regis Corporation, he served as Corporate Director of Loss Prevention and Security at Price Chopper Supermarkets from May 2013 to February 2014 and Director of Loss Prevention at CVS Health Corporation from January 2010 to January 2013.
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

Item 1A.    Risk Factors
An inability to continue to execute on our strategy and build on foundational initiatives we've implemented could adversely impact our same-store sales and operating results.
Our success depends, in part, on our ability to improve sales, as well as both cost of service and product and operating margins. Same-store sales are affected by average ticket and same-store guest visits. A variety of factors affect same-store guest visits, including the guest experience, staffing and retention of stylists and salon leaders, fashion trends, competition, current economic conditions, product assortment, marketing programs and weather conditions. These factors may cause our same-store sales to differ materially from prior periods and from our expectations.
Since fiscal year 2013, we have gone through significant change as we executed upon a number of foundational initiatives to support and focus on our business strategies to return the Company to sustainable long-term growth and profitability.
These foundational changes were disruptive to our business. In fiscal 2014, same-store sales declined 4.8% compared to the prior year. While fiscal 2015 same-store sales declines of 0.3% represent improved trends, there can be no assurance we will be able to successfully execute on our business strategy in fiscal 2016 and beyond to achieve long-term growth, profitability and a broader scale turn. Such impairment charges could be material to our consolidated balance sheet and results of operations. If negative same-store sales continue and we are unable to offset the impact with operational savings, our results of operations will be negatively impacted affected and we may be required to take impairment charges.
In addition, the unexpected loss of any of our executive leadership team members could adversely affect the momentum we have achieved in executing on our business strategies and could adversely affect our business.
Our business is based on the success of our stylists. It is important for us to attract, train and retain talented stylists and salon leaders.
Guest loyalty is highly dependent upon the stylists who serve our guests. In order to profitably grow our business, it is important for us to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly-fragmented and comprised of many independent operators, the market for stylists is highly competitive. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining great stylists. If we are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales could continue to decline and our results of operations could be adversely affected.
Changes in regulatory and statutory laws, such as increases in the minimum wage and changes that make collective bargaining easier, proposed changes to overtime requirements, and the costs of compliance and non-compliance with such laws, may result in increased costs to our business.
With 9,556 locations and approximately 47,000 employees worldwide, our financial results can be adversely impacted by regulatory or statutory changes in laws. Due to the number of people we employ, laws that increase minimum wage rates, employment taxes, overtime requirements or costs to provide employee benefits may result in additional costs to our Company.
A number of states and cities in which we do business have recently increased or are considering increasing the minimum wage, with increases generally phased over several years depending upon the size of the employer. The Department of Labor is also proposing changes to the technical requirements for classification of employees deemed to be exempt from the overtime requirements of the Fair Labor Standards Act that could increase the number of employees eligible to receive overtime pay. Increases in minimum wages and overtime pay could significantly increase our costs, and our ability to offset these increases through price increases is limited. In addition, changes in labor laws could increase the likelihood of some or all of our employees being subjected to greater organized labor influence. If a significant portion of our employees were to become unionized, it could have an adverse effect on our business and financial results.
Increases in minimum wages, overtime requirements and unionization could also have an adverse effect on the performance of our franchisees, especially if our franchisees are treated as a "joint employer" with us by the National Labor Relations Board (NLRB) or as a large employer under minimum wage statutes because of their affiliation with us. With respect to the NLRB, it is anticipated that its current standard for joint employer relationships may become more lenient and, as such, we may face an increased risk of being alleged to be a joint employer with our franchisees. In addition, we must comply with state employment laws, including the California Labor Code, which has stringent requirements and penalties for non-compliance.
In addition to employment laws, we are also subject to a wide range of federal, state, provincial and local laws and regulations, including those affecting public companies, product manufacture and sale, and governing the franchisor-franchisee relationship, in the jurisdictions in which we operate. Compliance with new, complex and changing laws may cause our expenses to increase. In addition, any non-compliance with laws or regulations could result in penalties, fines, product recalls and enforcement actions or otherwise restrict our ability to market certain products or attract or retain employees, which could adversely affect our business, financial condition and results of operations.

We could be subject to changes in tax rates, the adoption of new U.S. or international tax legislation or exposure to additional tax liabilities.
We are subject to income taxes in the U.S. and other foreign jurisdictions. Significant judgment is required in determining our tax provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are subject to the examination of our income tax returns, payroll taxes and other tax matters by the Internal Revenue Service and other tax authorities and governmental bodies. The Company regularly assesses the likelihood of an adverse outcome resulting from these examinations to determine the adequacy of its provision for income taxes and payroll tax accruals. There can be no assurances as to the outcome of these examinations. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and payroll accruals.  The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made.

Our effective income tax rate in the future could be adversely affected by a number of factors, including changes in the mix of earnings in countries with different statutory tax rates, changes in tax laws, the outcome of income tax audits, and any repatriation of non-U.S. earnings for which we have not previously provided for U.S. taxes.
Changes to healthcare laws in the U.S. may increase the number of employees who participate in our healthcare plans, which may significantly increase our healthcare costs and negatively impact our operating results.
We offer comprehensive healthcare coverage to eligible employees in the United States. Historically, a majority of our eligible employees do not participate in our healthcare plans. Due to recent changes to healthcare laws in the United States pursuant to the Affordable Care Act (ACA), it is possible that enrollment in the Company’s healthcare plans may increase as employees continue to assess their healthcare alternatives and if provisions regarding automatic enrollment of new eligible employees become effective in the future. Furthermore, potential fees and or penalties may be assessed as a result of individuals either not being offered healthcare coverage within a limited timeframe or if coverage offered does not meet minimum care and affordability standards. An increase in the number of employees who elect to participate in our healthcare plans, new ACA requirements or if the Company fails to comply with one or more provisions of ACA may significantly increase our healthcare-related costs and negatively impact our operating results.
If we fail to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or company, we could be subject to business disruption, negative publicity, costly government enforcement actions or private litigation and our reputation could suffer.
The nature of our business involves processing, transmission and storage of personal information about our guests as well as employees, vendors and our Company. Cyber-attacks designed to gain access to sensitive information by breaching mission critical systems of large organizations are constantly evolving, and high profile electronic security breaches leading to unauthorized release of sensitive guest information have occurred recently at a number of large U.S. companies. Our efforts to protect sensitive guest and employee information may not be successful in preventing a breach in our systems, or detecting and responding to a breach on a timely basis. As a result of a security incident or breach in our systems, our systems could be interrupted or damaged, or sensitive information could be accessed by third parties. If that happened, our guests could lose confidence in our ability to protect their personal information, which could cause them to stop visiting our salons altogether. Such events could lead to lost future sales and adversely affect our results of operations. In addition, as the regulatory environment relating to retailers and other companies' obligations to protect sensitive data becomes stricter, a material failure on our part to comply with applicable regulations could subject us to fines or other regulatory sanctions and potentially to lawsuits. These laws are changing rapidly and vary among jurisdictions. Furthermore, while our franchisees are independently responsible for data security at franchised locations, a breach of guest or vendor data at a franchised location could also negatively affect public perception of our brands. More broadly, our incident response preparedness and disaster recovery planning efforts may be inadequate or ill-suited for a security incident and we could suffer disruption of operations or adverse effects to our operating results.
We rely heavily on our management information systems. If our systems fail to perform adequately or if we experience an interruption in their operation, our results of operations may be affected.
The efficient operation of our business is dependent on our management information systems. We rely heavily on our management information systems to collect daily sales information and guest demographics, generate payroll information, monitor salon performance, manage salon staffing and payroll costs, inventory control and other functions. Certain of our management information systems are developed and maintained by external vendors, including our POS system. In addition, certain of our systems are outdated or of limited functionality. The failure of our management information systems to perform as we anticipate, or to meet the continuously evolving needs of our business, could disrupt our business and may adversely affect our operating results.
We rely on external vendors for products and services critical to our operations.
Our dependence on vendors exposes us to operational, reputational, financial, and compliance risk. Our vendors are also responsible for the security of certain Company data. In the event that one of our key vendors becomes unable to continue to provide products and services, or their systems fail, are compromised or the quality of their systems deteriorate, we may suffer operational difficulties and financial loss.

Changes in manufacturers' choice of distribution channels may negatively affect our revenues.
The retail products we sell are licensed to be carried exclusively by professional salons. The products we purchase for sale in our salons are purchased pursuant to purchase orders, as opposed to long-term contracts and generally can be terminated by the producer without much advance notice. Should our product manufacturers decide to utilize other distribution channels, such as large discount retailers, or to utilize such distribution channels to a larger extent than they have in the past, it could negatively impact product sales revenue. In addition as e-commerce evolves and expands, our product sales could negatively be impacted if we are unable to sell retail products in a similar fashion.
Our continued success depends in part on the success of our franchisees, who operate independently.
As of June 30, 2015, approximately 24% of our salons are franchised locations. We derive revenues associated with our franchised locations from royalties, service fees and product sales to franchised locations. Our financial results are therefore dependent in part upon the operational and financial success of our franchisees. As we increase our focus on our franchise business, our dependence on our franchisees grows.
We have limited control over how our franchisees’ businesses are run. Though we have established operational standards and guidelines, they own, operate and oversee the daily operations of their salon locations. If franchisees do not successfully operate their salons in compliance with our standards, our brand reputation and image could be harmed and our financial results could be affected.
In addition, our franchisees are subject to the same general economic risks as our Company, and their results are influenced by competition, market trends, and disruptions in their markets due to severe weather and other external events. They may also be limited in their ability to open new locations by an inability to secure adequate financing, especially since many of them are small businesses with much more limited access to financing than our Company, or by the limited supply of favorable real estate for new salon locations. A deterioration in the financial results of our franchisees, or a failure of our franchisees to renew their franchise agreements, could adversely affect our operating results through decreased royalty payments, fees and product revenues.
We have identified a material weakness in our internal control over the accounting for leases which could reduce investor confidence and adversely affect the value of our common stock.
In fiscal year 2015, we identified a material weakness in our internal controls related to our accounting for leases. We are in the process of remediating this weakness, which will require us to devote financial and management resources. While we believe we will remediate this weakness over time, no assurances can be made that our remediation will be effective, and our remedial controls may need to operate for a period of time before we can conclude that they are effective. Until the material weakness is fully remediated, the Company could have material misstatements to the non-cash deferred rent account, and related accounts and disclosures.
If we are not able to successfully compete in our business markets, our financial results may be affected.
Competition on a market by market basis remains challenging as many smaller chain competitors are franchise systems with local operating strength in certain markets and the hair salon industry as a whole is fragmented and highly competitive for customers, stylists and prime locations. Therefore, our ability to attract guests, raise prices and secure suitable locations in certain markets can be adversely impacted by this competition. If we are not able to successfully compete, our ability to grow same-store sales and increase our revenue and earnings may be impaired.
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
We maintain key relationships with certain companies, including Walmart. In particular, we have 2,766 SmartStyle/Cost Cutters salons within Walmart locations, including 69 salons opened during fiscal year 2015. The continued operation and growth of this business is dependent on our relationship with Walmart. In addition, our company-owned locations are concentrated with leases with certain major regional and national landlords. Termination, modification or mismanagement, of any of these relationships could significantly reduce our revenues and have a material and adverse impact on our business, our operating results and our ability to grow.
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
During fiscal years 2015 and 2013, we recorded non-cash impairments of $4.7 million and $17.9 million, respectively, related to our investment in EEG. Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, we may be required to take additional non-cash impairment charges related to our investments and such non-cash impairments could be material to our consolidated balance sheet and results of operations. During fiscal year 2015, we recorded our share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million. During fiscal years 2014 and 2013, we recorded our share of pre-tax non-cash impairment charges recorded by EEG for goodwill and fixed and intangible assets of $21.2 and $2.1 million, respectively. EEG may be required to take additional non-cash impairment charges related to long-lived assets and our share of such non-cash impairment charges could be material to our consolidated balance sheet and results of operations. The exposure to loss related to our involvement with EEG is the $14.8 million carrying value of the investment at June 30, 2015.
Changes in fashion trends may impact our revenue.
Changes in consumer tastes, hair product innovation, and fashion trends can have an impact on our financial performance.

Item 1B.    Unresolved Staff Comments
None.

Item 2.    Properties
The Company's corporate offices are headquartered in a 170,000 square foot, three building complex in Edina, Minnesota that is owned by the Company.
The Company also operates offices in Edina, Minnesota; Toronto, Canada; and Coventry and London, England. These offices are occupied under long-term leases.
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
The Company also leases the premises in which approximately 85% of our franchisees operate and has entered into corresponding sublease arrangements with the franchisees. These leases have a five year initial term and one or more five year renewal options. All lease costs are passed through to the franchisees. Remaining franchisees who do not enter into sublease arrangements with the Company negotiate and enter into leases on their own behalf.
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
The accompanying table sets forth the high and low closing bid quotations for each quarter during fiscal years 2015 and 2014 as reported by the New York Stock Exchange (under the symbol "RGS"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

As of August 17, 2015, Regis shares were owned by approximately 15,000 shareholders based on the number of record holders and an estimate of individual participants in security position listings. The closing stock price was $14.40 per share on August 17, 2015.

	Fiscal Years
	2015		2014
Fiscal Quarter	High	Low	High	Low
1st Quarter	$17.51	$13.50	$17.97	$14.50
2nd Quarter	17.76	14.58	16.15	13.99
3rd Quarter	17.41	14.70	14.64	11.48
4th Quarter	17.91	15.76	14.20	12.62
The Company paid dividends of $0.06 per share per quarter during the first and second quarters of fiscal year 2014. In December 2013, the Company announced a new capital allocation policy. As a result of this policy, the Board of Directors elected to discontinue declaring regular quarterly dividends.
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
The Peer Group consists of the following companies: Advance Auto Parts, Inc., Boyd Gaming Corp., Brinker International, Inc., Outerwall, Inc. (formerly Coinstar, Inc.), Cracker Barrel Old Country Store, DineEquity, Inc., Fossil Group, Inc., Fred's, Inc., Keurig Green Mountain, Inc., H&R Block, Inc., Jack in the Box, Inc., Panera Bread Co., Penn National Gaming, Inc., Revlon, Inc., Sally Beauty Holdings, Inc., Service Corporation International, The Cheesecake Factory, Inc. and Ulta Salon, Cosmetics & Fragrance Inc. The Peer Group is a self-constructed peer group of companies that have comparable annual revenues, the guest service element is a critical component to the business and a target of moderate guests in terms of income and style, excluding apparel companies. The Peer Group is the same group of companies the Company utilized as its peer group for executive compensation purposes in fiscal years 2015, 2014 and 2013. Information regarding executive compensation will be set forth in the 2015 Proxy statement.
The comparison assumes the initial investment of $100 in the Company's Common Stock, the S&P 500 Index, the Peer Group, the S&P 400 Midcap Index and the Dow Jones Consumer Services Index on June 30, 2010 and that dividends, if any, were reinvested.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
June 2015

	June 30,
	2010	2011	2012	2013	2014	2015
Regis	$100.00	$99.51	$118.36	$109.68	$94.79	$106.10
S & P 500	100.00	130.69	137.81	166.20	207.10	222.47
S & P 400 Midcap	100.00	139.38	136.14	170.42	213.43	227.08
Dow Jones Consumer Service Index	100.00	137.70	156.01	200.38	244.94	287.66
Peer Group	100.00	180.20	161.60	235.08	281.80	298.58
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, to $300.0 million on April 26, 2007 and to $350.0 million on April 21, 2015. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. In fiscal year 2015, repurchases were made in accordance with the Company's capital allocation policy issued in 2013. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. As of June 30, 2015, a total accumulated 10.7 million shares have been repurchased for $289.1 million. As of June 30, 2015, $60.9 million remained outstanding under the approved stock repurchase program.

The Company repurchased the following common stock through its share repurchase program:

	Fiscal Years
	2015	2014	2013
Repurchased Shares	3,054,387	—	909,175
Average Price (per share)	$15.64	$—	$16.32
Price range (per share)	$13.72 - $17.32	$—	$15.99 - $16.84
Total	$47.9 million	$—	$14.9 million

The following table shows the stock repurchase activity by the Company or any "affiliated purchaser" of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the quarter ended June 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)
4/1/15 - 4/30/15	—	$—	9,841,708	$75,865
5/1/15 - 5/31/15	489,252	16.57	10,330,960	67,760
6/1/15 - 6/30/15	417,391	16.43	10,748,351	60,903
Total	906,643	$16.50	10,748,351	$60,903

Item 6.    Selected Financial Data
Beginning with the period ended September 30, 2012 the Hair Restoration Centers operations were accounted for as discontinued operations. All periods presented reflect the Hair Restoration Centers as discontinued operations.
Amounts for fiscal years 2014, 2013, 2012 and 2011 have been revised. See Note 1 to the Consolidated Financial Statements.
The following table sets forth selected financial data derived from the Company's Consolidated Financial Statements in Part II, Item 8. The table should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and Item 8, "Financial Statements and Supplementary Data", of this Report on Form 10-K.

	Fiscal Years
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Revenues	$1,837,287	$1,892,437	$2,018,713	$2,122,227	$2,180,181
Operating income (loss)(a)	3,531	(34,958)	13,359	(2,226)	(14,990)
(Loss) income from continuing operations(a)	(33,212)	(139,874)	5,478	(51,950)	(21,503)
(Loss) income from continuing operations per diluted share	(0.60)	(2.48)	0.10	(0.91)	(0.38)
Dividends declared, per share	—	0.12	0.24	0.24	0.20

	June 30,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Total assets, including discontinued operations	$1,162,015	$1,415,949	$1,391,399	$1,572,725	$1,806,460
Long-term debt and capital lease obligations, including current portion	120,002	293,503	174,770	287,674	313,411
_______________________________________________________________________________

(a)	The following significant items affected operating income (loss) and (loss) income from continuing operations:

•
During fiscal year 2015, the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million, other than temporary impairment charges of its investment in EEG of $4.7 million, $14.6 million of fixed asset impairment charges and established a $2.1 million valuation allowance against its Canadian deferred tax assets.

•
During fiscal year 2014, the Company experienced significant disruption as result of foundational initiatives implemented at the end of fiscal year 2013 to turn around our business. As a result, the Company's financial performance during fiscal year 2014 was negatively impacted. During fiscal year 2014, the Company recorded a goodwill impairment charge of $34.9 million associated with Company's Regis salon concept, fixed asset impairment charges of $18.3 million, $15.9 million, net of tax for the Company's share of goodwill and fixed asset impairment charges recorded by EEG and established an $86.6 million valuation allowance against the U.S. and U.K. deferred tax assets.

•
During fiscal year 2013, the Company made significant investments in strategies to turn around our business and drive improved long-term sustainable growth and profitability. These included investing in stylist hours, rolling out a new POS system and salon workstations in our North American salons, restructuring our North American Value field organization and standardizing plan-o-grams and eliminating retail products. As a result, during fiscal year 2013, the Company recorded $7.4 million in restructuring charges and a $12.6 million inventory write-down. In addition, the Company recognized a net $33.8 million foreign currency translation gain in connection with the sale of Provalliance, recorded net other than temporary impairment charges of $17.9 million associated with the Company's investment in EEG and incurred a $10.6 million make-whole payment in connection with the prepayment of $89.3 million of senior term notes in June 2013.

•
During fiscal year 2012, the Company recorded a goodwill impairment charge of $67.7 million associated with the Company's Regis salon concept, incremental amortization expense of $16.2 million associated with an adjustment to the useful life of the Company's previously internally developed POS system, $14.4 million for senior management and other restructuring charges, $8.9 million for the Company's share of intangible and fixed asset impairments recorded by EEG and $36.6 million of other than temporary impairment charges associated with the Company's investments in affiliated companies.

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
BUSINESS DESCRIPTION
Regis Corporation owns, franchises and operates beauty salons. As of June 30, 2015, the Company owned, franchised or held ownership interests in 9,556 locations worldwide. The Company's locations consist of 9,349 company-owned and franchised salons and 207 locations in which we maintain a non-controlling ownership interest of less than 100%. Each of the Company's salon concepts generally offer similar salon products and services and serve the mass market. See discussion within Part I, Item 1.
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
Beginning in fiscal year 2014, costs associated with certain field leaders, excluding salons within the North American Premium segment, that were previously recorded within General and Administrative expense are now categorized within Cost of Service and Site Operating expense as a result of the field reorganization that took place in the fourth quarter of fiscal year 2013. Previously, these field leaders did not work on the salon floor daily. As reorganized, these field leaders now spend most of their time on the salon floor leading and mentoring stylists, and serving guests. As a result, district and senior district leader labor costs are now reported within Cost of Service rather than General and Administrative expenses, and their travel costs are reported within Site Operating expenses rather than General and Administrative expenses.

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
Prior year amounts for fiscal years 2014, 2013 and 2012 have been revised. The following is a summary of the impact of revisions on (loss) income from continuing operations for fiscal years 2014 and 2013. See Note 1 to the Consolidated Financial Statements for further details regarding these revisions:

	Fiscal Years
	2014	2013
	(Dollars in thousands)
(Loss) income from continuing operations, as reported	$(137,080)	$4,166
Revisions:
Deferred rent, pre-tax (1)	(157)	(471)
Previous out of period items, pre-tax (2)	(811)	2,154
Tax impact	(1,826)	(371)
Total revision impact	(2,794)	1,312

(Loss) income from continuing operations, as revised	$(139,874)	$5,478
_______________________________________________________________________________

(1)
The Company recognizes rental expense on a straight-line basis at the time the leased space becomes available to the Company. During the fourth quarter of fiscal year 2015, the Company determined its deferred rent balance was understated by $5.3 million. Accordingly, the Consolidated Financial Statements have been revised to correctly state its deferred rent balances and rent expense. The revisions resulted in an increase in net loss from continuing operations of $0.2 million for fiscal year 2014 and a decrease in net income from continuing operations of $0.5 million for fiscal year 2013. Accrued expenses and other noncurrent liabilities increased $1.0 and $4.2 million, respectively, at June 30, 2014 and retained earnings at June 30, 2014 decreased $5.2 million as a result of the cumulative adjustment for prior periods. This revision had no impact on cash provided by operations or net increase (decrease) in cash and cash equivalents for any year.

(2)
Also in the fourth quarter of fiscal year 2015, the Company revised certain prior year amounts in the Consolidated Balance Sheet and Statement of Operations to correctly recognize understatements of self-insurance accruals, interest expense, uncertain tax positions and cash and overstatements of inventory. The impact of these revisions resulted in an increase in net loss from continuing operations of $0.8 million for fiscal year 2014 and an increase in net income from continuing operations of $2.2 million for fiscal year 2013. Accrued expenses and other noncurrent liabilities increased $0.8 and $0.8 million, respectively, at June 30, 2014 and retained earnings at June 30, 2014 decreased by $1.6 million as a result of the cumulative adjustment for prior periods. In addition, cash and cash equivalents at June 30, 2013 increased by $0.6 million due to the revisions.

Consolidated Results of Operations
The following table sets forth, for the periods indicated, certain information derived from our Consolidated Statement of Operations. The percentages are computed as a percent of total revenues, except as otherwise indicated.

	Fiscal Years
	2015	2014	2013	2015	2014	2013	2015	2014	2013
	(Dollars in millions)			% of Total Revenues			Basis Point Increase (Decrease)
Service revenues	$1,429.4	$1,480.1	$1,563.9	77.8%	78.2%	77.5%	(40)	70	—
Product revenues	363.2	371.5	415.7	19.8	19.6	20.6	20	(100)	(10)
Franchise royalties and fees	44.6	40.9	39.1	2.4	2.2	1.9	20	30	10

Cost of service(1)	882.7	907.3	930.7	61.8	61.3	59.5	50	180	220
Cost of product(2)	180.6	186.9	228.9	49.7	50.3	55.1	(60)	(480)	470
Site operating expenses	192.4	203.5	202.1	10.5	10.8	10.0	(30)	80	20
General and administrative	186.1	172.8	226.7	10.1	9.1	11.2	100	(210)	(60)
Rent	309.1	322.3	325.2	16.8	17.0	16.1	(20)	90	50
Depreciation and amortization	82.9	99.7	91.8	4.5	5.3	4.5	(80)	80	(40)
Goodwill impairment	—	34.9	—	—	1.8	—	(180)	180	(320)

Interest expense	10.2	22.3	36.9	0.6	1.2	1.8	(60)	(60)	50
Interest income and other, net	1.7	2.0	35.4	0.1	0.1	1.8	—	(170)	160

Income tax (provision) benefit(3)	(14.6)	(73.0)	9.7	(293.4)	(131.9)	81.9	N/A	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	(13.6)	(11.6)	(16.0)	(0.7)	(0.6)	(0.8)	(10)	20	70

(Loss) income from discontinued operations, net of income taxes	(0.6)	1.4	25.0	—	0.1	1.2	(10)	(110)	410
____________________________________________________________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of (loss) income from continuing operations before income taxes and equity in loss of affiliated companies. The income tax (provision) benefit basis point change is noted as not applicable (N/A) as the discussion below is related to the effective income tax rate.

Consolidated Revenues
Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept, as well as the reasons for the percentage change:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
North American Value salons:
SmartStyle	$500,562	$487,722	$509,537
Supercuts	343,299	343,372	343,464
MasterCuts	117,246	127,758	146,506
Other Value	442,312	471,231	516,074
Total North American Value salons	1,403,419	1,430,083	1,515,581
North American Premium salons	309,600	333,858	373,820
International salons	124,268	128,496	129,312
Consolidated revenues	$1,837,287	$1,892,437	$2,018,713
Percent change from prior year	(2.9)%	(6.3)%	(4.9)%
Salon same-store sales decrease(1)	(0.3)%	(4.8)%	(2.4)%
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

Decreases in consolidated revenues were driven by the following:

	Fiscal Years
Factor	2015	2014	2013
Same-store sales	(0.3)%	(4.8)%	(2.4)%
Closed salons	(2.7)	(2.6)	(3.3)
New stores and conversions	0.6	0.8	1.3
Other	(0.5)	0.3	(0.5)
	(2.9)%	(6.3)%	(4.9)%
Same-store sales by concept by fiscal year are detailed in the table below:

	Fiscal Years
	2015	2014	2013
SmartStyle	1.6%	(5.4)%	(1.1)%
Supercuts	1.3%	0.5%	(0.7)%
MasterCuts	(4.0)%	(9.4)%	(5.1)%
Other Value	(0.7)%	(5.4)%	(2.8)%
Total North American Value salons	0.3%	(4.5)%	(2.0)%
North American Premium salons	(3.0)%	(6.7)%	(3.1)%
International salons	0.6%	(1.5)%	(4.3)%
Consolidated same-store sales	(0.3)%	(4.8)%	(2.4)%

The same-store sales decrease of 0.3% during fiscal year 2015 was due to a 1.9% decrease in guest visits, partly offset by a 1.6% increase in average ticket. We closed 338 and 322 salons (including 72 and 63 franchised salons) during fiscal years 2015 and 2014, respectively. The Company constructed (net of relocations) 91 company-owned salons during fiscal year 2015. We did not acquire any company-owned locations during fiscal year 2015. During fiscal year 2014, we acquired two company-owned salons via franchise buybacks.
The same-store sales decrease of 4.8% during fiscal year 2014 was due to a 6.1% decrease in guest visits, partly offset by a 1.3% increase in average ticket. We closed 322 and 492 salons (including 63 and 69 franchised salons) during fiscal years 2014 and 2013, respectively. The Company constructed (net of relocations) 127 company-owned salons during fiscal year 2014. During fiscal year 2014, we acquired two company-owned salons via franchise buybacks. We did not acquire any company-owned locations during fiscal year 2013.
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
Service Revenues
The $50.7 million decrease in service revenues during fiscal year 2015 was primarily due to the 0.4% decrease in same-store services sales, the closure of 266 company-owned salons and impacts of foreign exchange rate fluctuations. The decrease in same-store services sales was primarily a result of a 1.2% decrease in same-store guest visits, partly offset by a 0.8% increase in average ticket. Partly offsetting the decrease was growth from construction (net of relocations) of 91 company-owned salons during fiscal year 2015.
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
Product Revenues
The $8.2 million decrease in product revenues during fiscal year 2015 was primarily due to the closure of 266 company-owned salons, partly offset by an increase in product sales to 145 additional franchisee locations and 91 newly constructed company-owned salons (net of relocations) during fiscal year 2015. Same-store product sales were flat primarily a result of a 1.7% increase in same-store guest visits, partly offset by a 1.7% decrease in average ticket.
The $44.3 million decrease in product revenues during fiscal year 2014 was primarily due to same-store product sales decreasing 10.3% and the closure of 259 company-owned salons. This was partly offset by an increase in product sales to franchisees primarily due to 97 additional franchisee locations and 127 newly constructed company-owned salons (net of relocations) during fiscal year 2014. The decrease in same-store product sales was primarily a result of a 14.7% decrease in same-store guest visits, partly offset by a 4.4% increase in average ticket.
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

Royalties and Fees
Total franchised locations open at June 30, 2015 and 2014 were 2,324 and 2,179, respectively. The $3.8 million increase in royalties and fees was due to increased franchised locations during fiscal year 2015 and same-store sales increases at franchised locations.
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
Cost of Service
The 50 basis point increase in cost of service as a percent of service revenues during fiscal year 2015 was primarily due to state minimum wage increases, higher field incentives as the Company anniversaries an incentive-lite year and the lapping of a prior year rebate, partly offset by improved stylist productivity and a decrease in healthcare costs.
The 180 basis point increase in cost of service as a percent of service revenues during fiscal year 2014 was primarily due to the change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013. The change in the expense categorization accounted for 140 basis points of the increase for fiscal year 2014. The remaining increase of 40 basis points for fiscal year 2014 was primarily the result of negative leverage from stylist hours caused by a decline in same-store service sales, increased stylists wages and an increase in healthcare costs, partly offset by cost reductions due to the field reorganization and lower levels of bonuses and the lapping of a full commission coupon event that was not repeated.
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
Cost of Product
The 60 basis point decrease in cost of product as a percent of product revenues during fiscal year 2015 was primarily the result of improved salon-level inventory management and compliance, closure of salons with higher product costs as a percent of product revenues and lapping of an inventory write-down in the prior year. These were partly offset by increased promotional activity and lapping of vendor rebates in the prior year.
The 480 basis point decrease in cost of product as a percent of product revenues during fiscal year 2014 was primarily the result of lapping a $12.6 million non-cash impairment charge recorded in the prior year. Prior year clearance sales in connection with standardizing plan-o-grams and reducing retail product assortments and reduced sales commissions in fiscal year 2014 further contributed to the decrease in cost of product as a percent of product revenues.
The 470 basis point increase in cost of product as a percent of product revenues during fiscal year 2013 was mainly attributed to our inventory simplification program, which standardized retail plan-o-grams, eliminated retail products and consolidated from four owned-brand product lines to one. In connection with these activities, the Company sold through clearance approximately $8.0 million of product and liquidated $12.6 million of remaining inventory into non Regis distribution channels within the parameters of existing supply agreements. While negatively impacting cost of product as a percent of product revenues, clearance sales and liquidation of inventories generated higher cash returns than past practices of repackaging and returning products to distribution centers for restocking, disposal or return to vendors. Further impacting cost of product as a percent of product sales were Hurricane Sandy product donations, partly offset by reductions to commissions paid on retail sales.
Site Operating Expenses
Site operating expenses decreased $11.0 million, or 30 basis points as a percent of consolidated revenues during fiscal year 2015 primarily due to store closures, mainly within our North American Value and Premium segments, lower self-insurance reserves, reduced marketing expenses, a sales and use tax refund and cost savings. The change in basis points during fiscal year 2015 was negatively impacted from negative leverage as a result of a decline in same-store sales.

Site operating expenses increased $1.3 million, or 80 basis points as a percent of consolidated revenues during fiscal year 2014. After considering the prior year change in expense categorization as a result of the field reorganization that took place during the fourth quarter of fiscal year 2013, site operating expense decreased $7.3 million during fiscal year 2014, primarily from increased salon connectivity costs to support the Company’s POS system and salon workstations and increased marketing costs. These were partly offset by cost savings initiatives to lower utilities, janitorial and repairs and maintenance expenses, lower travel expense due to the field reorganization and reduced incentive compensation from lower same-store sales, lower self-insurance reserves and reduced freight. The change in basis points during fiscal year 2014 was negatively impacted by negative leverage as a result of a decline in same-store sales.
The 20 basis point increase in site operating expenses as a percent of consolidated revenues during fiscal year 2013 was primarily due to negative leverage from the decrease in same-store sales. Site operating expenses declined $5.4 million primarily within our North American Value and Premium segments due to a decrease in advertising costs, utilities and janitorial expense, partly offset by increases in salon connectivity costs to support the Company's new POS system and salon workstations and higher salon repairs and maintenance expense.
General and Administrative
General and administrative expense (G&A) increased $13.3 million, or 100 basis points as a percent of consolidated revenues, during fiscal year 2015. This increase was primarily driven by higher incentive compensation levels as the Company anniversaries an incentive-lite year, planned strategic investments in Asset Protection and Human Resource initiatives and the lapping of a favorable deferred compensation adjustment within our Unallocated corporate segment. These items were partly offset by cost savings and reduced legal and professional fees. The change in basis points during fiscal year 2015 was also negatively impacted by negative leverage as a result of a decline in same-store sales.
G&A declined $53.9 million, or 210 basis points as a percent of consolidated revenues, during fiscal year 2014. This improvement was primarily due to the change in expense categorization as a result of the field reorganization. The change in expense categorization accounted for $29.6 million of the decrease for fiscal year 2014. The remaining decrease of $24.3 million during fiscal year 2015 was primarily due to reduced levels of incentive compensation in our North American Value and Unallocated Corporate segments, cost savings from various initiatives and the field reorganization, reduced health insurance costs and a favorable deferred compensation adjustment within our Unallocated Corporate segment, partly offset by legal and professional fees.
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
Rent
Rent expense decreased by $13.1 million, or 20 basis points as a percent of consolidated revenues, during fiscal year 2015 primarily due to salon closures, mainly within our North American Value and Premium segments. The change in basis points during fiscal year 2015 was also impacted by negative leverage associated with this fixed cost category.
Rent expense decreased by $2.9 million during fiscal year 2014 primarily due to salon closures, mainly within our North American Value and Premium segments. The 90 basis point increase in rent expense as a percent of consolidated revenues during fiscal year 2014 was primarily due to negative leverage associated with this fixed asset category.
Rent expense decreased by $6.2 million during fiscal year 2013 primarily due to salon closures, mainly within our North American Value and Premium segments. The 50 basis point increase during fiscal year 2013 was primarily due to negative leverage associated with this fixed cost category.
Depreciation and Amortization
Depreciation and amortization expense (D&A) decreased $16.9 million, or 80 basis points as a percent of consolidated revenues, during fiscal year 2015. This decrease was primarily driven by lower depreciation expense on a reduced salon base and reduced fixed asset impairment charges.
D&A increased $8.0 million, or 80 basis points as a percent of consolidated revenues during fiscal year 2014. This increase was primarily due to increased fixed asset impairment charges recorded in our North American Premium and Value segments, partly offset by declines in depreciation expense on a reduced salon base.
D&A decreased $13.2 million, or 40 basis points as a percent of consolidated revenues during fiscal year 2013. This decrease was primarily due to our lapping $16.2 million of accelerated amortization associated with the adjustment to the useful life of the Company's previously internally developed POS system. Partly offsetting the 40 basis point improvement was $1.9 million ($1.2 million net of tax or $0.02 per diluted share) of accelerated depreciation expense in fiscal year 2013 associated with exiting a leased building in conjunction with consolidating the Company's headquarters.
Goodwill Impairment
The Company did not record a goodwill impairment charge in fiscal year 2015 and 2013.
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
Interest Expense
Interest expense decreased by $12.1 million, or 60 basis points as a percent of consolidated revenues during fiscal year 2015 primarily due the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.
Interest expense decreased by $14.7 million, or 60 basis points as a percent of consolidated revenues during fiscal year 2014 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013 and decreased average outstanding debt and related interest rates compared to the prior year.
Interest expense increased by $8.7 million, or 50 basis points as a percent of consolidated revenues during fiscal year 2013 primarily due to a $10.6 million make-whole payment associated with the prepayment of private placement debt in June 2013, partly offset by decreased debt levels as compared to fiscal year 2012.
Interest Income and Other, net
Interest income and other, net was flat during fiscal year 2015 compared to the prior year period.
Interest income and other, net decreased $33.4 million, or 170 basis points as a percent of consolidated revenues, during fiscal year 2014. This decrease was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance during fiscal year 2013.
Interest income and other, net increased $30.3 million, or 160 basis points as a percent of consolidated revenues, during fiscal year 2013. This increase was primarily due to the recognition of a $33.8 million foreign currency translation gain in connection with the sale of Provalliance, partly offset by fiscal year 2012 including a favorable legal settlement and the foreign currency impact on the Company's investment in MY Style.
Income Taxes
During fiscal year 2015, the Company recognized income tax expense of $14.6 million on $5.0 million of loss from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (293.4)%. The recorded tax expense and effective tax rate for fiscal year 2015 are higher than would be expected primarily due to the establishment of a $2.1 million valuation allowance against the majority of the Canadian deferred tax assets and $8.9 million non-cash tax expense relating to tax benefits on certain indefinite-lived assets that the Company cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place and will cause our effective tax rate to fluctuate from quarter to quarter.
During fiscal year 2014, the Company recognized income tax expense of $73.0 million on $55.3 million of loss from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of (131.9)%. The recorded tax expense and effective tax rate for fiscal year 2014 are higher than would be expected as a result of the $86.6 million non-cash valuation allowance established against the Company's U.S. and U.K. deferred tax assets and the tax effect of the $34.9 million goodwill impairment charge, which was partly non-deductible for tax purposes.
During fiscal year 2013, the Company recognized an income tax benefit of $9.7 million on $11.8 million of income from continuing operations before income taxes and equity in loss of affiliated companies, for an effective tax rate of 81.9%. The larger than expected effective tax rate benefit was because the $33.8 million foreign currency translation gain recognized at the time of the sale of Provalliance was primarily non-taxable, along with a benefit from Work Opportunity Tax Credits.

Equity in Loss of Affiliated Companies, Net of Income Taxes
The loss in affiliated companies, net of income taxes, of $13.6 million for fiscal year 2015 was primarily due to the Company recording its portion of EEG's non-cash deferred tax asset valuation allowance ($6.9 million) and EEG's net loss ($2.0 million), plus other than temporary non-cash impairment charges ($4.7 million). See Note 5 to the Consolidated Financial Statements.
The loss in affiliated companies, net of income taxes for fiscal year 2014, was primarily due to the Company recording its portion of EEG's goodwill impairment charge ($12.6 million, net of income taxes) and fixed asset impairment charges ($3.3 million, net of income taxes), partly offset by the recovery of $3.1 million on previously impaired investments in Yamano Holding Corporation. See Note 5 to the Consolidated Financial Statements.
The loss in affiliated companies, net of income taxes for fiscal year 2013 was primarily due to the Company's $17.9 million other than temporary impairment charge recorded on its investment in EEG, partly offset by the Company's share of EEG's net income and a $0.6 million gain on the Provalliance Equity Put that automatically terminated as a result of the sale of the Company's investment in Provalliance. See Note 5 to the Consolidated Financial Statements.
(Loss) Income from Discontinued Operations, Net of Income Taxes
During fiscal year 2015, the Company recognized $0.6 million of tax expense related to a legal settlement associated with the Trade Secret salon concept. See Note 2 to the Consolidated Financial Statements.
During fiscal year 2014, the Company recognized $1.4 million of tax benefit from discontinued operations for the release of tax reserves associated with the disposition of our Trade Secret salon concept. See Note 2 to the Consolidated Financial Statements.
During fiscal year 2013, the Company recognized $25.0 million of income, net of income taxes from discontinued operations, primarily from an after-tax gain of $17.8 million realized upon the sale of Hair Club and $12.6 million of income from Hair Club operations, net of income taxes, partly offset by $5.4 million of expense, net of income taxes, associated with professional and transaction fees.
Recent Accounting Pronouncements
Recent accounting pronouncements are discussed in Note 1 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
Funds generated by operating activities, available cash and cash equivalents, and our revolving credit facility are our most significant sources of liquidity. We believe our sources of liquidity will be sufficient to sustain operations and to finance strategic initiatives for at least the next twelve months. We also anticipate having access to long-term financing. However, in the event our liquidity is insufficient and we are not able to access long-term financing, we may be required to limit or delay our strategic initiatives. There can be no assurance that we will continue to generate cash flows at or above current levels.
As of June 30, 2015, cash and cash equivalents were $212.3 million, with $198.0, $4.2 and $10.1 million in the U.S., Canada and Europe, respectively. During fiscal year 2015, $16.4 million of cash was returned to the U.S. through the repayment of intercompany notes.
We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of June 30, 2015, the Company had no outstanding borrowings under the facility and had outstanding standby letters of credit under the facility of $2.1 million, primarily related to its self-insurance program. Accordingly, unused available credit under the facility at June 30, 2015 was $397.9 million. Refer to additional discussion under Financing Arrangements.
Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility, including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At June 30, 2015, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.
Uses of Cash
The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During fiscal year 2015, the Company settled the $172.5 million convertible notes at par value with cash and repurchased approximately 3.1 million shares for $47.9 million.
Cash Flows
Cash Flows from Operating Activities
Fiscal year 2015 cash provided by operating activities of $94.0 million decreased by $22.8 million compared to the previous fiscal year, primarily as a result of a $12.0 million decrease in working capital primarily due to lapping fiscal year 2014 income tax refunds and lower earnings.
Fiscal year 2014 cash provided by operating activities of $116.8 million increased by $47.0 million compared to the previous fiscal year, primarily as a result of increased cash provided by working capital partly offset by the operating loss. The $77.2 million working capital improvement over the previous year was primarily the result of cash received in fiscal year 2014 for income tax refunds and the collection of weekend credit card receivables outstanding at the end of the previous fiscal year. Fiscal year 2013 working capital included cash used for increased deferred compensation payments and build of the outstanding income tax receivable collected in fiscal year 2014.
Fiscal year 2013 cash provided by operating activities of $69.8 million declined by $83.9 million compared to the previous fiscal year. Despite higher earnings in the fiscal year 2013, the decrease was attributable to decreases in revenues and increased cost of service and product resulting in changes in working capital. Cash payments of deferred compensation and income taxes also contributed to declines in cash provided by operating activities.
Cash Flows from Investing Activities
Cash used in investing activities during fiscal year 2015 of $35.6 million was less than the $44.4 million used in fiscal year 2014. In fiscal year 2015, we used $38.3 million for capital expenditures, partly offset by cash proceeds from sale of salon assets of $3.0 million.
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
Cash Flows from Financing Activities
During fiscal years 2015, 2014 and 2013, cash (used in) provided by financing activities were for net (repayments) borrowings of long-term debt of $(173.8), $111.0 and $(118.2) million, respectively and dividend payments of $0.0, $6.8 and $13.7 million, respectively. During fiscal years 2015 and 2013, the Company repurchased $47.9 and $14.9 million of common stock, respectively. During fiscal year 2014, the Company issued $120.0 million aggregate principal amount of senior unsecured notes due December 2017.
Financing Arrangements
Financing activities are discussed in Note 7 to the Consolidated Financial Statements. Derivative activities are discussed in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk."
Management believes cash generated from operations and amounts available under existing debt facilities will be sufficient to fund its anticipated capital expenditures and required debt repayments for the foreseeable future. As of June 30, 2015, we have $397.9 million available under our existing revolving credit facility. We were in compliance with all covenants and other requirements of our credit agreement and senior notes as of June 30, 2015.

The Company's financing arrangements consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2015	2014	2015	2014
	(fiscal year)			(Dollars in thousands)
Convertible senior notes	2015	5.0%	5.0%	$—	$172,246
Senior term notes	2018	5.75	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	2	1,257
				120,002	293,503
Less current portion				(2)	(173,501)
Long-term portion				$120,000	$120,002
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
During June 2013, the Company prepaid $89.3 million of unsecured, fixed rate, senior term notes outstanding under a private shelf agreement.
Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders' equity at fiscal year-end, was as follows:

As of June 30,	Debt to Capitalization	Basis Point Increase (Decrease)(1)
2015	16.1%	(1,300)
2014	29.1	1,210
2013	17.0	(760)
_______________________________________________________________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year-end (June 30).
The basis point improvement in the debt to capitalization ratio as of June 30, 2015 compared to June 30, 2014 was primarily due to the $173.8 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes. This was partly offset by the repurchase of 3.1 million shares of common stock for $47.9 million.
The basis point increase in the debt to capitalization ratio as of June 30, 2014 compared to June 30, 2013 was primarily due to the issuance of the $120.0 million Senior Term Notes, the $34.9 million non-cash goodwill impairment charge for the Regis salon concept, the $86.6 million non-cash valuation allowance established against the United States and United Kingdom deferred tax assets and the $12.6 million (net of tax) charge recorded by the Company for its share of the non-cash goodwill impairment charge recorded by EEG.
The basis point improvement in the debt to capitalization ratio as of June 30, 2013 compared to June 30, 2012 was primarily due to the prepayment of $89.3 million in private placement debt.

Contractual Obligations and Commercial Commitments
The following table reflects a summary of obligations and commitments outstanding by payment date as of June 30, 2015:

		Payments due by period
Contractual Obligations	Total	Within 1 year	1 - 3 years	3 - 5 years	More than 5 years
		(Dollars in thousands)
On-balance sheet:
Debt obligations	$120,000	$—	$—	$120,000	$—
Capital lease obligations	2	2	—	—	—
Other long-term liabilities	15,308	2,652	3,889	1,690	7,077
Total on-balance sheet	135,310	2,654	3,889	121,690	7,077
Off-balance sheet(a):
Operating lease obligations	937,509	294,540	404,968	183,777	54,224
Interest on long-term debt and capital lease obligations	24,246	6,900	13,800	3,546	—
Total off-balance sheet	961,755	301,440	418,768	187,323	54,224
Total	$1,097,065	$304,094	$422,657	$309,013	$61,301
_______________________________________________________________________________

(a)	In accordance with accounting principles generally accepted in the United States of America, these obligations are not reflected in the Consolidated Balance Sheet.
On-Balance Sheet Obligations
Our long-term obligations are composed primarily of senior term notes. There were no outstanding borrowings under our revolving credit facility at June 30, 2015. Interest payments on long-term debt and capital lease obligations are estimated based on each debt obligation's agreed upon rate as of June 30, 2015 and scheduled contractual repayments.
Other long-term liabilities of $15.3 million include $11.8 million related to a Nonqualified Deferred Salary Plan and a salary deferral program of $3.6 million related to established contractual payment obligations under retirement and severance payment agreements for a small number of retired employees.
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
The Company has unfunded deferred compensation contracts covering certain management and executive personnel. The deferred compensation contracts are offered to key executives based on their level within the Company. Because we cannot predict the timing or amount of future payments related to these contracts, such amounts were not included in the table above. Related obligations totaled $2.8 and $5.9 million and are included in accrued liabilities and other noncurrent liabilities, respectively, in the Consolidated Balance Sheet at June 30, 2015. See Note 10 to the Consolidated Financial Statements.
As of June 30, 2015, we have liabilities for uncertain tax positions. We are not able to reasonably estimate the amount by which the liabilities will increase or decrease over time; however, at this time, we do not expect a significant payment related to these obligations within the next fiscal year. See Note 9 to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
Operating leases primarily represent long-term obligations for the rental of salons, including leases for company-owned locations, as well as future salon franchisee lease payments of approximately $207.4 million, which are reimbursed to the Company by franchisees. Regarding franchisee subleases, we generally retain the right to the related salon assets, net of any outstanding obligations, in the event of a default by a franchise owner. Management has not experienced and does not expect any material loss to result from these arrangements.

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
We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at June 30, 2015. As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.
Dividends
We paid dividends of $0.12 and $0.24 per share during fiscal years 2014 and 2013, respectively. In December 2013, the Company announced a new capital allocation policy. As a result of this policy, the Board of Directors elected to discontinue declaring regular quarterly dividends.
Share Repurchase Program
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, to $300.0 million on April 26, 2007 and to $350.0 million on April 21, 2015. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. In fiscal year 2015, repurchases were made in accordance with the Company's capital allocation policy issued in 2013. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The Company repurchased 3,054,387 shares for $47.9 million and 909,175 shares for $14.9 million through its share repurchase program during fiscal years 2015 and 2013, respectively. The Company did not repurchase any shares during fiscal year 2014. As of June 30, 2015, a total accumulated 10.7 million shares have been repurchased for $289.1 million. As of June 30, 2015, $60.9 million remained outstanding under the approved stock repurchase program.

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

During fiscal years 2015 and 2013, the Company recorded non-cash impairments of $4.7 and $17.9 million, respectively, related to its investment in EEG. Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, the Company may be required to take additional non-cash impairment charges related to its investments and such non-cash impairments could be material to its consolidated balance sheet and results of operations. During fiscal year 2015, the Company recorded its share, $6.9 million, of a non-cash deferred tax valuation allowance recorded directly by EEG. During fiscal years 2014 and 2013, the Company recorded its share, $21.2 and $2.1 million, respectively, of non-cash impairment charges recorded directly by EEG for goodwill and long-lived and intangible assets. EEG has no remaining goodwill. As of June 30, 2015, the exposure to loss related to the Company's involvement with EEG is the $14.8 million carrying value of the investment. See Note 5 to the Consolidated Financial Statements.
Goodwill
As of June 30, 2015 and 2014, the North American Value reporting unit had $419.0 and $425.3 million of goodwill, respectively and the North American Premium and International reporting units had no goodwill. See Note 4 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances changes, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Goodwill impairment test is performed at the reporting unit level, which are the same as the Company’s operating segments. The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, no further procedures are required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.
In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry condition, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing the two-step impairment test is unnecessary.
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
Following is a description of the goodwill impairment analyses for each of the fiscal years:
Fiscal Year 2015
During the Company’s annual impairment test, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying value is less than the fair value. Accordingly, the Company did not perform a two-step quantitative analysis.
Fiscal Year 2014
During the second quarter of fiscal year 2014, the Company experienced two triggering events that resulted in the Company testing its goodwill for impairment. First, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of restructuring the Company's North American field organization. Based on the changes to the Company's operating segment structure, goodwill has been reallocated to the new reporting units at June 30, 2014. See Note 14 to the Consolidated Financial Statements.
Second, the Regis and Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test.

Accordingly, during the second quarter of fiscal year 2014, the Company performed interim goodwill impairment tests on its former Regis and Promenade reporting units. The impairment tests resulted in a $34.9 million non-cash goodwill impairment charge on the former Regis reporting unit and no impairment on the former Promenade reporting unit, as its estimated fair value exceeded its carrying value by approximately 12.0%. See Note 9 to the Consolidated Financial Statements.
Fiscal Year 2013
During the Company’s annual impairment test, the Company performed the first step of the quantitative goodwill impairment test and determined that the fair value exceeded the carrying value for each of the Company’s reporting units. Accordingly, the Company did not perform any further analysis.
As of June 30, 2015, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 25.0%.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
North American Value	$9,612	$11,714	$5,031
North American Premium	4,804	5,014	3,042
International	188	1,599	151
Total	$14,604	$18,327	$8,224
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
During fiscal year 2015, the Company was no longer able to conclude that it was more likely than not that the majority of its Canadian deferred tax assets would be fully realized and established a $2.1 million valuation allowance on these deferred tax assets. The primary cause for the Canadian valuation allowance was due to the recent negative financial performance in Canada and cumulative losses incurred in recent years. During fiscal year 2014, the Company established an $86.6 million valuation allowance on its U.S. and U.K. deferred tax assets.

The Company will continue to assess its ability to realize its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

The Company reserves for unrecognized tax benefits, interest and penalties related to anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of unrecognized tax benefits, interest and penalties proves to be less than the ultimate assessment, additional expenses would result. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.
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
In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and this collateral proceeding is pending. During fiscal years 2015, 2014 and 2013, the Company incurred $0.7, $3.3 and $1.2 million of expense in conjunction with the derivative shareholder action. During fiscal year 2015, the Company received insurance reimbursement of $1.0 million for legal fees previously paid in conjunction with the derivative shareholder action.
See Note 9 for discussion regarding certain issues that have resulted from the IRS' audit of fiscal year 2010 and 2011. In addition, the Company is currently under payroll tax examination by the IRS for calendar years 2012 and 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.

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
Interest Rate Risk:
The Company has established an interest rate management policy that attempts to minimize its overall cost of debt, while taking into consideration earnings implications associated with volatility in short-term interest rates. On occasion, the Company uses interest rate swaps to further mitigate the risk associated with changing interest rates and to maintain its desired balances of fixed and floating rate debt. In addition, access to variable rate debt is available through the Company's revolving credit facility. The Company reviews its policy and interest rate risk management quarterly and makes adjustments in accordance with market conditions and the Company's short and long-term borrowing needs. As of June 30, 2015, the Company did not have any outstanding variable rate debt as there were no amounts outstanding on the revolving credit facility. The Company had outstanding fixed rate debt balances of $120.0 and $293.5 million at June 30, 2015 and 2014, respectively.

Foreign Currency Exchange Risk:
Over 85% of the Company's revenue, expense and capital purchasing activities are transacted in United States dollars. However, because a portion of the Company's operations consists of activities outside of the United States, the Company has transactions in other currencies, primarily the Canadian dollar and British pound. In preparing the Consolidated Financial Statements, the Company is required to translate the financial statements of its foreign subsidiaries from the currency in which they keep their accounting records, generally the local currency, into United States dollars. Different exchange rates from period to period impact the amounts of reported income and the amount of foreign currency translation recorded in accumulated other comprehensive income (AOCI). As part of its risk management strategy, the Company frequently evaluates its foreign currency exchange risk by monitoring market data and external factors that may influence exchange rate fluctuations. As a result, the Company may engage in transactions involving various derivative instruments to hedge assets, liabilities and purchases denominated in foreign currencies. As of June 30, 2015, the Company did not have any derivative instruments to manage its foreign currency risk.
During fiscal years 2015, 2014 and 2013, the foreign currency (loss) gain included in net income was $(1.3), $0.1 and $33.4 million, respectively. During fiscal year 2013, Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance.

Item 8.    Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Regis Corporation:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Regis Corporation and its subsidiaries at June 30, 2015 and June 30, 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the accounting for leases existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP
Minneapolis, Minnesota
August 28, 2015

REGIS CORPORATION
CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except per share data)

	June 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$212,279	$378,627
Receivables, net	24,631	25,808
Inventories	128,610	137,151
Income tax receivable	993	6,461
Other current assets	61,769	65,219
Total current assets	428,282	613,266
Property and equipment, net	218,157	266,538
Goodwill	418,953	425,264
Other intangibles, net	17,069	19,812
Investment in affiliates	15,321	28,611
Other assets	64,233	62,458
Total assets	$1,162,015	$1,415,949
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current	$2	$173,501
Accounts payable	63,302	68,491
Accrued expenses	153,362	144,544
Total current liabilities	216,666	386,536
Long-term debt	120,000	120,002
Other noncurrent liabilities	197,905	195,419
Total liabilities	534,571	701,957
Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, $0.05 par value; issued and outstanding, 53,664,366 and 56,651,166 common shares at June 30, 2015 and 2014, respectively	2,683	2,833
Additional paid-in capital	298,396	337,837
Accumulated other comprehensive income	9,506	22,651
Retained earnings	316,859	350,671
Total shareholders' equity	627,444	713,992
Total liabilities and shareholders' equity	$1,162,015	$1,415,949
The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Dollars in thousands, except per share data)

	Fiscal Years
	2015	2014	2013
Revenues:
Service	$1,429,408	$1,480,103	$1,563,890
Product	363,236	371,454	415,707
Royalties and fees	44,643	40,880	39,116
	1,837,287	1,892,437	2,018,713
Operating expenses:
Cost of service	882,717	907,294	930,687
Cost of product	180,558	186,924	228,857
Site operating expenses	192,442	203,450	202,128
General and administrative	186,051	172,793	226,740
Rent	309,125	322,262	325,187
Depreciation and amortization	82,863	99,733	91,755
Goodwill impairment	—	34,939	—
Total operating expenses	1,833,756	1,927,395	2,005,354
Operating income (loss)	3,531	(34,958)	13,359
Other (expense) income:
Interest expense	(10,206)	(22,290)	(36,944)
Interest income and other, net	1,697	1,952	35,366
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	(4,978)	(55,296)	11,781
Income taxes	(14,605)	(72,955)	9,653
Equity in loss of affiliated companies, net of income taxes	(13,629)	(11,623)	(15,956)
(Loss) income from continuing operations	(33,212)	(139,874)	5,478
(Loss) income from discontinued operations, net of income taxes (Note 2)	(630)	1,353	25,028
Net (loss) income	$(33,842)	$(138,521)	$30,506
Net (loss) income per share:
Basic and diluted:
(Loss) income from continuing operations	(0.60)	(2.48)	0.10
(Loss) income from discontinued operations	(0.01)	0.02	0.44
Net (loss) income per share, basic and diluted (1)	$(0.62)	$(2.45)	$0.54
Weighted average common and common equivalent shares outstanding:
Basic	54,992	56,482	56,704
Diluted	54,992	56,482	56,846
Cash dividends declared per common share	$—	$0.12	$0.24
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS
(Dollars in thousands)

	Fiscal Years
	2015	2014	2013
Net (loss) income	$(33,842)	$(138,521)	$30,506
Other comprehensive (loss) income:
Foreign currency translation adjustments:
Foreign currency translation adjustments during the period	(13,515)	1,930	(1,349)
Reclassification adjustments for gains included in net (loss) income(1)	—	—	(33,842)
Net current period foreign currency translation adjustments	(13,515)	1,930	(35,191)
Recognition of deferred compensation and other, net of tax expense of $411 in fiscal year 2013(2)	370	165	656
Change in fair market value of financial instruments designated as cash flow hedges, net of tax benefit of $12 in fiscal year 2013(2)	—	—	(23)
Other comprehensive (loss) income	(13,145)	2,095	(34,558)
Comprehensive loss	$(46,987)	$(136,426)	$(4,052)
_______________________________________________________________________________

(1)
During fiscal year 2013, the Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance and subsequent liquidation of all foreign entities with Euro denominated operations within interest income and other, net in the Consolidated Statement of Operations.

(2)	During fiscal year 2014, the Company recorded a valuation allowance against the majority of its deferred tax assets. Any subsequent other comprehensive (loss) income adjustments were not tax effected.

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Shares	Amount
Balance, June 30, 2012	57,415,241	$2,871	$346,943	$55,114	$478,922	$883,850
Net loss					30,506	30,506
Foreign currency translation adjustments				(35,191)		(35,191)
Stock repurchase program	(909,175)	(45)	(14,823)			(14,868)
Proceeds from exercise of SARs & stock options	3,051	—	41			41
Stock-based compensation			5,881			5,881
Shares issued through franchise stock incentive program	19,583	1	356			357
Recognition of deferred compensation and other, net of taxes (Note 10)				633		633
Net restricted stock activity	102,226	5	(2,728)			(2,723)
Vested stock option expirations			(1,404)			(1,404)
Minority interest (Note 1)					45	45
Dividends					(13,708)	(13,708)
Balance, June 30, 2013	56,630,926	2,832	334,266	20,556	495,765	853,419
Net income					(138,521)	(138,521)
Foreign currency translation adjustments				1,930		1,930
Proceeds from exercise of SARs & stock options	11	—	—			—
Stock-based compensation			6,400			6,400
Shares issued through franchise stock incentive program	20,095	1	289			290
Recognition of deferred compensation and other, net of taxes (Note 10)				165		165
Net restricted stock activity	134	—	(2,603)			(2,603)
Vested stock option expirations			(515)			(515)
Minority interest (Note 1)					220	220
Dividends					(6,793)	(6,793)
Balance, June 30, 2014	56,651,166	2,833	337,837	22,651	350,671	713,992
Net loss					(33,842)	(33,842)
Foreign currency translation adjustments				(13,515)		(13,515)
Stock repurchase program	(3,054,387)	(153)	(47,735)			(47,888)
Proceeds from exercise of SARs & stock options	623	—	—			—
Stock-based compensation			8,647			8,647
Shares issued through franchise stock incentive program	27,276	1	460			461
Recognition of deferred compensation (Note 10)				370		370
Net restricted stock activity	39,688	2	(813)			(811)
Minority interest (Note 1)					30	30
Balance, June 30, 2015	53,664,366	$2,683	$298,396	$9,506	$316,859	$627,444

The accompanying notes are an integral part of the Consolidated Financial Statements.

REGIS CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in thousands)

	Fiscal Years
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(33,842)	$(138,521)	$30,506
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	68,259	81,406	84,018
Equity in loss of affiliated companies	13,629	11,623	15,328
Dividends received from affiliated companies	—	—	1,095
Deferred income taxes	11,154	70,635	10,901
Gain from sale of salon assets	(1,210)	—	—
Accumulated other comprehensive income reclassification adjustments (Note 5)	—	—	(33,842)
Gain from sale of discontinued operations	—	—	(17,827)
Loss on write down of inventories	—	854	12,557
Goodwill impairment	—	34,939	—
Salon asset impairments	14,604	18,327	8,224
Stock-based compensation	8,647	6,400	5,881
Amortization of debt discount and financing costs	1,722	8,152	7,346
Other non-cash items affecting earnings	257	224	61
Changes in operating assets and liabilities(1):
Receivables	446	5,681	(4,332)
Inventories	6,197	2,275	(10,465)
Income tax receivable	5,298	26,884	(23,421)
Other current assets	3,049	(5,979)	(7,724)
Other assets	(4,480)	(88)	239
Accounts payable	(3,261)	1,907	18,436
Accrued expenses	8,249	3,955	(27,162)
Other noncurrent liabilities	(4,756)	(11,919)	(23)
Net cash provided by operating activities	93,962	116,755	69,796
Cash flows from investing activities:
Capital expenditures	(38,257)	(49,439)	(105,857)
Proceeds from sale of assets	2,986	14	163,916
Asset acquisitions, net of cash acquired	—	(15)	—
Proceeds from loans and investments	—	5,056	131,581
Change in restricted cash	(312)	—	(24,500)
Net cash (used in) provided by investing activities	(35,583)	(44,384)	165,140
Cash flows from financing activities:
Borrowings on revolving credit facilities	—	—	5,200
Payments on revolving credit facilities	—	—	(5,200)
Proceeds from issuance of long-term debt, net of fees	—	118,058	—
Repayments of long-term debt and capital lease obligations	(173,751)	(7,059)	(118,223)
Repurchase of common stock	(47,888)	—	(14,868)
Dividends paid	—	(6,793)	(13,708)
Net cash (used in) provided by financing activities	(221,639)	104,206	(146,799)
Effect of exchange rate changes on cash and cash equivalents	(3,088)	914	1,056
(Decrease) increase in cash and cash equivalents	(166,348)	177,491	89,193
Cash and cash equivalents:
Beginning of year	378,627	201,136	111,943
End of year	$212,279	$378,627	$201,136

(1)	Changes in operating assets and liabilities exclude assets and liabilities sold.
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
Revisions:
The following is a summary of the impact of revisions on (loss) income from continuing operations for fiscal years 2014 and 2013:

	Fiscal Years
	2014	2013
	(Dollars in thousands)
(Loss) income from continuing operations, as reported	$(137,080)	$4,166
Revisions:
Deferred rent, pre-tax (1)	(157)	(471)
Previous out of period items, pre-tax (2)	(811)	2,154
Tax impact	(1,826)	(371)
Total revision impact	(2,794)	1,312

(Loss) income from continuing operations, as revised	$(139,874)	$5,478
_______________________________________________________________________________

(1)
The Company recognizes rental expense on a straight-line basis at the time the leased space becomes available to the Company. During the fourth quarter of fiscal year 2015, the Company determined its deferred rent balance was understated by $5.3 million. Accordingly, the Consolidated Financial Statements have been revised to correctly state its deferred rent balances and rent expense. The revisions resulted in an increase in net loss from continuing operations of $0.2 million for fiscal year 2014 and a decrease in net income from continuing operations of $0.5 million for fiscal year 2013. Accrued expenses and other noncurrent liabilities increased $1.0 and $4.2 million, respectively, at June 30, 2014 and retained earnings at June 30, 2014 decreased $5.2 million as a result of the cumulative adjustment for prior periods. This revision had no impact on cash provided by operations or net increase (decrease) in cash and cash equivalents for any year.

(2)
Also in the fourth quarter of fiscal year 2015, the Company revised certain prior year amounts in the Consolidated Balance Sheet and Statement of Operations to correctly recognize understatements of self-insurance accruals, interest expense, uncertain tax positions and cash and overstatements of inventory. The impact of these revisions resulted in an increase in net loss from continuing operations of $0.8 million for fiscal year 2014 and an increase in net income from

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

continuing operations of $2.2 million for fiscal year 2013. Accrued expenses and other noncurrent liabilities increased $0.8 and $0.8 million, respectively, at June 30, 2014 and retained earnings at June 30, 2014 decreased by $1.6 million as a result of the cumulative adjustment for prior periods. In addition, cash and cash equivalents at June 30, 2013 increased by $0.6 million due to the revisions.
The Company assessed the materiality of these misstatements on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the Consolidated Financial Statements as of June 30, 2014 and 2013, and the years then ended, which are presented herein, have been revised. The following are selected line items from the Company's Consolidated Financial Statements illustrating the effect of these revisions:

	REGIS CORPORATION
	CONSOLIDATED BALANCE SHEET
	(Dollars in thousands)
	June 30,
	2014
	As Previously Reported	Revision	As Revised
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$142,720	$1,824	$144,544
Total current liabilities	384,712	1,824	386,536
Other noncurrent liabilities	190,454	4,965	195,419
Total liabilities	695,168	6,789	701,957
Retained earnings	357,460	(6,789)	350,671
Total shareholders' equity	720,781	(6,789)	713,992
Total liabilities and shareholders' equity	$1,415,949	$—	$1,415,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	REGIS CORPORATION
	CONSOLIDATED STATEMENT OF OPERATIONS
	(Dollars in thousands, except per share data)
	Fiscal Years
	2014			2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Cost of product	$187,204	$(280)	$186,924	$228,577	$280	$228,857
Site operating expenses	202,359	1,091	203,450	203,912	(1,784)	202,128
Rent	322,105	157	322,262	324,716	471	325,187
Interest expense	(22,290)	—	(22,290)	(37,594)	650	(36,944)
(Loss) income from continuing operations before income taxes and equity in loss of affiliated companies	(54,328)	(968)	(55,296)	10,098	1,683	11,781
Income taxes	(71,129)	(1,826)	(72,955)	10,024	(371)	9,653
(Loss) income from continuing operations	(137,080)	(2,794)	(139,874)	4,166	1,312	5,478
Net (loss) income	$(135,727)	$(2,794)	$(138,521)	$29,194	$1,312	$30,506

(Loss) income per share from continuing operations:
Basic and diluted earnings per share(1)	$(2.43)	$(0.05)	$(2.48)	$0.07	$0.02	$0.10

Net (loss) income per share:
Basic and diluted earnings per share(1)	$(2.40)	$(0.05)	$(2.45)	$0.51	$0.02	$0.54
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

	REGIS CORPORATION
	CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
	(Dollars in thousands)
	Fiscal Years
	2014			2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Net (loss) income	$(135,727)	$(2,794)	$(138,521)	$29,194	$1,312	$30,506
Comprehensive loss	$(133,632)	$(2,794)	$(136,426)	$(5,364)	$1,312	$(4,052)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	REGIS CORPORATION
	CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
	(Dollars in thousands)
	Fiscal Years
	Retained Earnings			Total
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Balance, June 30, 2012	$484,229	$(5,307)	$478,922	$889,157	$(5,307)	$883,850
Net income	29,194	1,312	30,506	29,194	1,312	30,506
Balance, June 30, 2013	499,760	(3,995)	495,765	857,414	(3,995)	853,419
Net loss	(135,727)	(2,794)	(138,521)	(135,727)	(2,794)	(138,521)
Balance, June 30, 2014	$357,460	$(6,789)	$350,671	$720,781	$(6,789)	$713,992

	REGIS CORPORATION
	CONSOLIDATED STATEMENT OF CASH FLOWS
	(Dollars in thousands)
	Fiscal Years
	2014			2013
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net (loss) income	$(135,727)	$(2,794)	$(138,521)	$29,194	$1,312	$30,506
Deferred income taxes	68,781	1,854	70,635	10,322	579	10,901
Changes in operating assets and liabilities:
Inventories	2,555	(280)	2,275	(10,745)	280	(10,465)
Other current assets	(6,503)	524	(5,979)	(8,064)	340	(7,724)
Other assets	(103)	15	(88)	239	—	239
Accounts payable	1,907	—	1,907	19,086	(650)	18,436
Accrued expenses	3,505	450	3,955	(26,431)	(731)	(27,162)
Other noncurrent liabilities	(11,502)	(417)	(11,919)	459	(482)	(23)
Net cash provided by operating activities	117,403	(648)	116,755	69,148	648	69,796
Cash: Beginning of Year	200,488	648	201,136	111,943	—	111,943
Cash: End of Year	378,627	—	378,627	200,488	648	201,136
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
As of June 30, 2015, the Company has one VIE, Roosters MGC International LLC (Roosters), where the Company is the primary beneficiary. The Company owns a 60.0% ownership interest in Roosters. As of June 30, 2015, total assets, total liabilities and total shareholders' equity of Roosters were $6.6, $1.5 and $5.1 million, respectively. Net income attributable to the non-controlling interest in Roosters was immaterial for fiscal years 2015, 2014 and 2013. Shareholders' equity attributable to the non-controlling interest in Roosters was $1.9 million and $1.8 million as of June 30, 2015 and 2014 and recorded within retained earnings on the Consolidated Balance Sheet.

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
Cash and Cash Equivalents:
Cash equivalents consist of investments in short-term, highly liquid securities having original maturities of three months or less, which are made as a part of the Company's cash management activity. The carrying values of these assets approximate their fair market values. The Company primarily utilizes a cash management system with a series of separate accounts consisting of lockbox accounts for receiving cash, concentration accounts that funds are moved to, and several "zero balance" disbursement accounts for funding of payroll and accounts payable. As a result of the Company's cash management system, checks issued, but not presented to the banks for payment, may create negative book cash balances. There were no checks outstanding in excess of related book cash balances at June 30, 2015 and 2014.
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
The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses related to existing accounts and notes receivables. As of June 30, 2015 and 2014, the allowance for doubtful accounts was $1.3 and $0.9 million, respectively.
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
The Company has inventory valuation reserves for excess and obsolete inventories, or other factors that may render inventories unmarketable at their historical costs. Estimates of the future demand for the Company's inventory and anticipated changes in formulas and packaging are some of the other factors used by management in assessing the net realizable value of inventories. During fiscal years 2014 and 2013, the Company recorded inventory write-downs of $0.9 and $12.6 million, respectively, associated with standardizing plan-o-grams, eliminating retail products and consolidating from four owned-brand product lines to one.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment:
Property and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation of property and equipment is computed using the straight-line method over their estimated useful asset lives (30 to 39 years for buildings, 10 years for improvements and three to ten years for equipment, furniture and software). Depreciation expense was $66.6, $79.7 and $81.8 million in fiscal years 2015, 2014 and 2013, respectively.
The Company capitalizes both internal and external costs of developing or obtaining computer software for internal use. Costs incurred to develop internal-use software during the application development stage are capitalized, while data conversion, training and maintenance costs associated with internal-use software are expensed as incurred. Estimated useful lives range from five to seven years.
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
Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses the impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets that do not recover the carrying values. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges are recorded within depreciation and amortization in the Consolidated Statement of Operations.
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
A summary of long-lived asset impairment charges follows:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
North American Value	$9,612	$11,714	$5,031
North American Premium	4,804	5,014	3,042
International	188	1,599	151
Total	$14,604	$18,327	$8,224
Goodwill:
As of June 30, 2015 and 2014, the North American Value reporting unit had $419.0 and $425.3 million of goodwill, respectively and the North American Premium and International reporting units had no goodwill. See Note 4 to the Consolidated Financial Statements. The Company tests goodwill impairment on an annual basis, during the Company’s fourth fiscal quarter, and between annual tests if an event occurs, or circumstances changes, that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill impairment test is performed at the reporting unit level, which are the same as the Company’s operating segments. The goodwill test involves a two-step process. The first step is a comparison of the reporting unit’s fair value to its carrying value, including goodwill. If the reporting unit’s fair value exceeds its carrying value, no further procedures are

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

required. However, if the reporting unit’s fair value is less than the carrying value, an impairment of goodwill may exist, requiring a second step to measure the amount of impairment loss. If the implied fair value of goodwill is less than the recorded goodwill, an impairment charge is recorded for the difference.

In applying the goodwill impairment test, the Company may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). Qualitative factors may include, but are not limited to, economic, market and industry condition, cost factors, and overall financial performance of the reporting unit. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the carrying value is less than the fair value, then performing the two-step impairment test is unnecessary.

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

Following is a description of the goodwill impairment analyses for each of the fiscal years:

Fiscal Year 2015
During the Company’s annual impairment test, the Company assessed qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value (“Step 0”). The Company determined it is “more-likely-than-not” that the carrying value is less than the fair value. Accordingly, the Company did not perform a two-step quantitative analysis.

Fiscal Year 2014
During the second quarter of fiscal year 2014, the Company experienced two triggering events that resulted in the Company testing its goodwill for impairment. First, the Company redefined its operating segments to reflect how the chief operating decision maker evaluates the business as a result of restructuring the Company's North American field organization. Based on the changes to the Company's operating segment structure, goodwill has been reallocated to the new reporting units at June 30, 2014. See Note 14 to the Consolidated Financial Statements.

Second, the Regis and Promenade reporting units reported lower than projected same-store sales that were unfavorable compared to the Company’s projections used in the fiscal year 2013 annual goodwill impairment test.

Accordingly, during the second quarter of fiscal year 2014, the Company performed interim goodwill impairment tests on its former Regis and Promenade reporting units. The impairment tests resulted in a $34.9 million non-cash goodwill impairment charge on the former Regis reporting unit and no impairment on the former Promenade reporting unit, as its estimated fair value exceeded its carrying value by approximately 12.0%. See Note 9 to the Consolidated Financial Statements.

Fiscal Year 2013
During the Company’s annual impairment test, the Company performed the first step of the quantitative goodwill impairment test and determined that the fair value exceeded the carrying value for each of the Company’s reporting units. Accordingly, the Company did not perform any further analysis.

As of June 30, 2015, the Company's estimated fair value, as determined by the sum of our reporting units' fair value, reconciled within a reasonable range of our market capitalization, which included an assumed control premium of 25.0%.
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
During fiscal years 2015 and 2013, the Company recorded non-cash impairments of $4.7 and $17.9 million, respectively, related to its investment in EEG. Due to economic, regulatory and other factors, the Company may be required to take additional non-cash impairment charges related to its investments and such non-cash impairments could be material to its consolidated balance sheet and results of operations. Additionally, the Company recorded its share, $6.9 million, of a non-cash deferred tax asset valuation allowance recorded by EEG during fiscal year 2015. During fiscal years 2014 and 2013, the Company recorded its share, $21.2 and $2.1 million, respectively, of non-cash impairment charges recorded directly by EEG for goodwill and long-lived and intangible assets. EEG has no remaining goodwill. The exposure to loss related to the Company's involvement with EEG is the $14.8 million carrying value of the investment. See Note 5 to the Consolidated Financial Statements.
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
Although the Company does not expect the amounts ultimately paid to differ significantly from the estimates, self-insurance accruals could be affected if future claims experience differs significantly from historical trends and actuarial assumptions. For fiscal years 2015, 2014 and 2013, the Company recorded increases (decreases) in expense from changes in estimates related to prior year open policy periods of $0.1, $(2.0) and $(1.1) million, respectively. A 10.0% change in the self-insurance reserve would affect (loss) income from continuing operations before income taxes and equity in loss of affiliated companies by approximately $4.8 million for fiscal year 2015, 2014 and 2013. The Company updates loss projections quarterly and adjusts its recorded liability to reflect updated projections. The updated loss projections consider new claims and developments associated with existing claims for each open policy period. As certain claims can take years to settle, the Company has multiple policy periods open at any point in time.
As of June 30, 2015, the Company had $18.3 and $29.9 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals. As of June 30, 2014, the Company had $14.9 and $32.7 million recorded in current liabilities and noncurrent liabilities, respectively, related to the Company's self-insurance accruals.
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
See earlier discussion in Note 1 to the Consolidated Financial Statements for the discussion of revision.

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
Cost of service— labor costs related to salon employees, costs associated with our field supervision (fiscal years 2015 and 2014) and the cost of product used in providing service.
Cost of product— cost of product sold to guests, labor costs related to selling retail product and the cost of product sold to franchisees.
Site operating— direct costs incurred by the Company's salons, such as advertising, workers' compensation, insurance, utilities, travel costs associated with our field supervision (fiscal years 2015 and 2014) and janitorial costs.
General and administrative— costs associated with our field supervision (fiscal year 2013), salon training and promotions, distribution centers and corporate offices (such as salaries and professional fees), including cost incurred to support franchise operations.
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
Shipping and Handling Costs:
Shipping and handling costs are incurred to store, move and ship product from the Company's distribution centers to company-owned and franchise locations and include an allocation of internal overhead. Such shipping and handling costs related to product shipped to company-owned locations are included in site operating expenses in the Consolidated Statement of Operations. Shipping and handling costs related to shipping product to franchise locations totaled $3.6, $3.2 and $3.6 million during fiscal years 2015, 2014 and 2013, respectively and are included within general and administrative expenses on the Consolidated Statement of Operations. Any amounts billed to franchisees for shipping and handling are included in product revenues within the Consolidated Statement of Operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1. BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Advertising:
Advertising costs, including salon collateral material, are expensed as incurred. Advertising costs expensed and included in continuing operations in fiscal years 2015, 2014 and 2013 was $38.7, $40.6 and $39.2 million, respectively.
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
The Company records advertising expense in the period the company-owned salon makes contributions to the respective advertising fund. During fiscal years 2015, 2014 and 2013, total contributions to the franchise advertising funds totaled $18.0, $18.6 and $19.0 million, respectively.
The Company records all advertising funds as assets and liabilities within the Company's Consolidated Balance Sheet. As of June 30, 2015 and 2014, approximately $24.1 and $26.8 million, respectively, representing the advertising funds' assets and liabilities were recorded within total assets and total liabilities in the Company's Consolidated Balance Sheet.
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
During fiscal year 2015, the Company was no longer able to conclude that it was more likely than not that the majority of its Canadian deferred tax assets would be fully realized and established a $2.1 million valuation allowance on these deferred tax assets. The primary cause for the Canadian valuation allowance was due to the recent negative financial performance in Canada and cumulative losses incurred in recent years. During fiscal year 2014, the Company established an $86.6 million valuation allowance on its U.S. and U.K. deferred tax assets.

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

The Company reserves for unrecognized tax benefits, interest and penalties related to anticipated tax audit issues in the U.S. and other tax jurisdictions based on an estimate of whether additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, the reversal of these liabilities would result in tax benefits being recognized in the period in which it is determined that the liabilities are no longer necessary. If the estimate of unrecognized tax benefits, interest and penalties proves to be less than the ultimate assessment, additional expenses would result. Inherent in the measurement of deferred balances are certain judgments and interpretations of tax laws and published guidance with respect to the Company's operations. Income tax expense is primarily the current tax payable for the period and the change during the period in certain deferred tax assets and liabilities.
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
Foreign Currency Translation:
Financial position, results of operations and cash flows of the Company's international subsidiaries are measured using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rates in effect at each fiscal year end. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income within shareholders' equity. Statement of Operations accounts are translated at the average rates of exchange prevailing during the year. During fiscal years 2015, 2014 and 2013, the foreign currency (loss) gain recorded within interest income and other, net in the Consolidated Statement of Operations was $(1.3), $0.1 and $33.4 million, respectively. During fiscal year 2013, the Company recognized a $33.8 million foreign currency translation gain in connection with the sale of Provalliance and subsequent liquidation of all foreign entities with Euro denominated operations within interest income and other, net in the Consolidated Statement of Operations.
Accounting Standards Recently Issued But Not Yet Adopted by the Company:
Revenue from Contracts with Customers
In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. In July 2015, the FASB deferred the effective date one year and is now effective for the Company in the first quarter of fiscal year 2019. Early adoption as of the original effective date will be permitted. The standard allows for either “full retrospective” adoption, meaning the standard is applied to all of the periods presented, or “modified retrospective” adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the effect this guidance will have on its related disclosures.

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

2. DISCONTINUED OPERATIONS
Hair Restoration Centers
On April 9, 2013, the Company sold its Hair Club for Men and Women business (Hair Club), a provider of hair restoration services. The sale included the Company's 50.0% interest in Hair Club for Men, Ltd., which was previously accounted for under the equity method. At the closing of the sale, the Company received $162.8 million, which represented the purchase price of $163.5 million adjusted for the preliminary working capital provision. During fiscal year 2014, the Company collected $3.0 million of cash recorded as receivable as of June 30, 2013, of which $2.0 million was a result of the final working capital provision, resulting in a final purchase price of $164.8 million and $1.0 million was excess cash from the transaction completion date. The Company recorded an after-tax gain of $17.8 million upon the sale of Hair Club and incurred $5.4 million in professional and transaction fees during fiscal year 2013 associated with the sale.
The Company classified the results of operations of Hair Club as discontinued operations for all periods presented in the Consolidated Statement of Operations. There was no significant continuing involvement by the Company in the operations of Hair Club after the disposal.
The following summarizes the results of operations of our discontinued Hair Club operations for the periods presented:

Fiscal Year
2013
(Dollars in thousands)
Revenues	$115,734

Income from discontinued operations, before income taxes	$28,643
Income tax provision on discontinued operations	(4,242)
Equity in income of affiliated companies, net of tax	627
Income from discontinued operations, net of income taxes	$25,028
Income taxes have been allocated to continuing and discontinued operations based on the methodology required by accounting for income taxes guidance. Depreciation and amortization ceased during fiscal year 2013 in accordance with accounting for discontinued operations.
Trade Secret
On February 16, 2009, the Company sold its Trade Secret salon concept (Trade Secret). The Company reported Trade Secret as a discontinued operation. During fiscal year 2015, the Company recorded expenses of $0.6 million in discontinued operations related to Trade Secret legal fees. During fiscal year 2014, the Company recorded tax benefits of $1.4 million in discontinued operations related to the release of tax reserves associated with the disposition of Trade Secret.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA

The following provides additional information concerning selected balance sheet accounts:

	June 30,
	2015	2014(1)
	(Dollars in thousands)
Other current assets:
Prepaids	$33,184	$36,951
Restricted cash	27,811	27,500
Other	774	768
	$61,769	$65,219
Property and equipment:
Land	$3,864	$3,864
Buildings and improvements	48,563	48,108
Equipment, furniture and leasehold improvements	748,737	797,757
Internal use software	97,740	122,826
Equipment, furniture and leasehold improvements under capital leases	73,492	77,223
	972,396	1,049,778
Less accumulated depreciation and amortization	(689,128)	(718,959)
Less amortization of equipment, furniture and leasehold improvements under capital leases	(65,111)	(64,281)
	$218,157	$266,538
Accrued expenses:
Payroll and payroll related costs	$79,778	$69,319
Insurance	21,145	19,493
Other	52,439	55,732
	$153,362	$144,544
Other noncurrent liabilities:
Deferred income taxes	$91,197	$83,201
Deferred rent	39,417	41,121
Insurance	29,910	33,530
Deferred benefits	20,710	25,965
Other	16,671	11,602
	$197,905	$195,419
_______________________________________________________________________________

(1)	Prior year amounts for fiscal year 2014 have been revised. See Note 1 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. OTHER FINANCIAL STATEMENT DATA (Continued)

The following provides additional information concerning other intangibles, net:

	June 30,
	2015				2014
	Weighted Average Amortization Periods (1)	Cost	Accumulated Amortization	Net	Weighted Average Amortization Periods (1)	Cost	Accumulated Amortization	Net
	(In years)	(Dollars in thousands)			(In years)	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	32	$8,415	$(3,551)	$4,864	32	$9,203	$(3,510)	$5,693
Franchise agreements	19	10,093	(6,934)	3,159	19	11,063	(7,163)	3,900
Lease intangibles	20	14,601	(7,960)	6,641	20	14,775	(7,326)	7,449
Other	20	6,115	(3,710)	2,405	20	5,074	(2,304)	2,770
	22	$39,224	$(22,155)	$17,069	22	$40,115	$(20,303)	$19,812
_______________________________________________________________________________

(1)
All intangible assets have been assigned an estimated finite useful life and are amortized on a straight-line basis over the number of years that approximate their expected period of benefit (ranging from one to 40 years).

Total amortization expense related to intangible assets during fiscal years 2015, 2014 and 2013 was approximately $1.7, $1.7 and $1.8 million, respectively. As of June 30, 2015, future estimated amortization expense related to intangible assets is estimated to be:

Fiscal Year	(Dollars in thousands)
2016	$1,558
2017	1,507
2018	1,495
2019	1,495
2020	1,495
Thereafter	9,519
Total	$17,069
The following provides supplemental disclosures of cash flow activity:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
Cash paid (received) for:
Interest	$12,336	$21,173	$38,990	(1)
Income taxes, net	(1,371)	(16,266)	1,088
_______________________________________________________________________________

(1)	Includes $10.6 million of cash paid for make-whole associated with prepayment of senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. GOODWILL

The table below contains details related to the Company's recorded goodwill:

	June 30,
	2015			2014
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value (3)	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$672,614	$(253,661)	$418,953	$678,925	$(253,661)	$425,264
_______________________________________________________________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_______________________________________________________________________________

(2)	See Notes 1 and 14 to the Consolidated Financial Statements.

(3)	The change in the gross carrying value of goodwill relates to foreign currency.
The table below contains details related to the Company's recorded goodwill:

	North American Value	North American Premium	Consolidated
	(Dollars in thousands)
Goodwill, net at June 30, 2013	$425,932	$34,953	$460,885
Goodwill impairment	—	(34,939)	(34,939)
Goodwill acquired	130	—	130
Translation rate adjustments	(798)	(14)	(812)
Goodwill, net at June 30, 2014	425,264	—	425,264
Translation rate adjustments	(6,311)	—	(6,311)
Goodwill, net at June 30, 2015	$418,953	$—	$418,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AFFILIATES

The table below presents summarized financial information of equity method investees based on audited results.

	Greater Than 50 Percent Owned (1)
	2015	2014	2013
	(Dollars in thousands)
Summarized Balance Sheet Information:
Current assets	$46,438	$54,774	$35,900
Noncurrent assets	44,921	57,803	91,847
Current liabilities	18,782	24,797	25,317
Noncurrent liabilities	34,770	33,004	21,560
Summarized Statement of Operations Information:
Gross revenue	$154,997	$166,540	$170,964
Gross profit	38,557	52,440	58,457
Operating (loss) income	(4,264)	(33,526)	4,981
Net (loss) income	(16,738)	(26,699)	2,359
_______________________________________________________________________________

(1)
Represents the summarized financial information of EEG. As EEG is a significant subsidiary for the fiscal year 2015 financial statements, the separate financial statements of EEG are included subsequent to the Company's financial statements. Gross profit includes depreciation and amortization expense of $4.1, $5.8, and $7.4 million for fiscal years 2015, 2014 and 2013, respectively.

Investment in Empire Education Group, Inc.
As of June 30, 2015 and 2014, the Company's ownership interest in Empire Education Group, Inc. (EEG) was 54.6% and 54.5%, respectively, and the carrying amount of the investment in EEG as of June 30, 2015 was $14.8 million. EEG operates accredited cosmetology schools and is managed by the Empire Beauty School executive team. The Company accounts for EEG as an equity investment under the voting interest model.
During fiscal year 2015 the Company recorded its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million. During fiscal years 2014 and 2013 the Company recorded its share of pretax non-cash impairment charges recorded by EEG for goodwill and fixed and intangible asset impairments of $21.2 and $2.1 million, respectively. In addition, during fiscal years 2015 and 2013, the Company recorded other than temporary impairment charges of its investment in EEG of $4.7 and $17.9 million, respectively, to account for the negative business impacts resulting from regulatory changes including declines in enrollment, revenue and profitability in the for-profit secondary educational market. The Company did not receive a tax benefit on these impairment charges.
Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, the Company may be required to record additional non-cash impairment charges related to its investment in EEG and such non-cash impairments could be material to the Company's consolidated balance sheet and results of operations. EEG does not have any goodwill recorded as of June 30, 2015. The exposure to loss related to the Company's involvement with EEG is the carrying value of the investment.
During fiscal years 2015, 2014 and 2013, the Company recorded $(2.0), $(14.5) and $1.3 million, respectively, of equity (loss) earnings related to its investment in EEG.
The Company previously provided EEG with a $15.0 million revolving credit facility and outstanding loan for which the Company received payments of $26.4 million during fiscal year 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. INVESTMENTS IN AFFILIATES (Continued)

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
Investment in MY Style
The Company accounts for its 27.1% ownership interest in MY Style as a cost method investment. The Company previously had an outstanding note with MY Style, which matured during fiscal year 2013. The Company recorded less than $0.1 million in interest income related to the note during fiscal year 2013.

During fiscal year 2014, MY Style's parent company, Yamano Holdings Corporation (Yamano), redeemed its Class A and Class B Preferred Stock for $3.1 million. The Company had previously estimated the fair values of the Yamano Class A and Class B Preferred Stock to be negligible and recorded an other than temporary non-cash impairment. The Company reported the gain associated with Yamano's redemption within equity in loss of affiliated companies on the Consolidated Statement of Operations.

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company's financial instruments include cash, cash equivalents, receivables, accounts payable and debt. The fair values of cash and cash equivalents, receivables and accounts payable approximated the carrying values as of June 30, 2015. As of June 30, 2015 and 2014, the estimated fair value of the Company's debt was $119.7 and $292.5 million, respectively, and the carrying value was $120.0 and $293.5 million, respectively. The estimated fair value of the Company's debt is based on Level 2 inputs.
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

During fiscal years 2015, 2014 and 2013, the Company recorded $14.6, $18.3 and $8.2 million of long-lived asset impairment charges, respectively. See Note 1 to the Consolidated Financial Statements.
During fiscal year 2014, the Company recorded a non-cash impairment charge of $34.9 million to write down the remaining carrying value of its goodwill of the Regis salon concept reporting unit. See Notes 1 and 4 to the Consolidated Financial Statements.
During fiscal years 2015 and 2013, the Company's recorded a non-cash impairment charge on its investment in EEG of $4.7 and $17.9 million, respectively. See Note 5 to the Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. FAIR VALUE MEASUREMENTS (Continued)

These impairment charges are based on fair values using Level 3 inputs.
7. FINANCING ARRANGEMENTS
The Company's long-term debt consists of the following:

		Interest rate %
		Fiscal Years		June 30,
	Maturity Dates	2015	2014	2015	2014
	(fiscal year)			(Dollars in thousands)
Convertible senior notes	2015	5.00%	5.00%	$—	$172,246
Senior term notes	2018	5.75	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	4.90 - 8.75	2	1,257
				120,002	293,503
Less current portion				(2)	(173,501)
Long-term portion				$120,000	$120,002
The debt agreements contain covenants, including limitations on incurrence of debt, granting of liens, investments, merger or consolidation, certain restricted payments and transactions with affiliates. In addition, the Company must adhere to specified fixed charge coverage and leverage ratios. The Company was in compliance with all covenants and other requirements of our financing arrangements as of June 30, 2015.
Aggregate maturities of long-term debt at June 30, 2015 are as follows:

Fiscal year	(Dollars in thousands)
2016	$2
2017	—
2018	120,000
2019	—
2020	—
Thereafter	—
$120,002
Convertible Senior Notes
In July 2009, the Company issued $172.5 million aggregate principal amount of 5.0% convertible senior notes which were settled in July 2014. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year.
At the time of issuance, the Company had the choice of net-cash settlement, settlement in its own shares or a combination thereof and concluded the conversion option was indexed to its own stock. As a result, the Company allocated $24.7 million of the $172.5 million principal amount of the convertible senior notes to equity, resulting in a debt discount. The debt discount was amortized as additional non-cash interest expense over the period the convertible senior notes were outstanding. At June 30, 2014, the remaining unamortized discount was $0.3 million. The combined debt discount amortization and the contractual interest coupon resulted in an effective interest rate on the convertible debt of 8.9%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. FINANCING ARRANGEMENTS (Continued)

The following table provides interest rate and interest expense amounts related to the convertible senior notes:

	Fiscal Years
	2015	2014
	(Dollars in thousands)
Interest cost related to contractual interest coupon—5.0%	$358	$8,625
Interest cost related to amortization of the discount	254	5,792
Total interest cost	$612	$14,417
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
Revolving Credit Facility
The Company has a $400.0 million unsecured revolving credit facility that expires in June 2018. The revolving credit facility has rates tied to a LIBOR credit spread and a quarterly facility fee on the average daily amount of the facility (whether used or unused). Both the LIBOR credit spread and the facility fee are based on the Company's debt to EBITDA ratio at the end of each fiscal quarter. In addition, the Company may request an increase in revolving credit commitments under the facility of up to $200.0 million under certain circumstances. Events of default under the credit agreement include change of control of the Company and the Company's default with respect to other debt exceeding $10.0 million. As of June 30, 2015 and 2014, the Company had no outstanding borrowings under this revolving credit facility. Additionally, the Company had outstanding standby letters of credit under the revolving credit facility of $2.1 and $2.2 million at June 30, 2015 and 2014, respectively, primarily related to its self-insurance program. Unused available credit under the facility at June 30, 2015 and 2014 was $397.9 and $397.8 million, respectively.
Equipment and Leasehold Notes Payable
The equipment and leasehold notes payable are primarily comprised of capital lease obligations. As of June 30, 2015 and 2014, the capital lease balance was $0.0 and $1.3 million.
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
Sublease income was $30.9, $29.5 and $29.1 million in fiscal years 2015, 2014 and 2013, respectively. Rent expense on premises subleased was $30.5, $29.1 and $28.7 million in fiscal years 2015, 2014 and 2013, respectively. Rent expense and related rental income on sublease arrangements with franchisees is netted within the rent expense line item on the Consolidated Statement of Operations. In most cases, the amount of rental income related to sublease arrangements with franchisees approximates the amount of rent expense from the primary lease, thereby having no net impact on rent expense or net (loss) income. However, in limited cases, the Company charges a 10.0% mark-up in its sublease arrangements. The net rental income resulting from such arrangements totaled $0.4 million for each fiscal year 2015, 2014 and 2013 and was classified in the royalties and fees caption of the Consolidated Statement of Operations.
The Company has a sublease arrangement for a leased building the Company previously occupied. The aggregate amount of lease payments to be made over the remaining lease term are approximately $7.1 million.
Total rent expense, excluding rent expense on premises subleased to franchisees, includes the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

	Fiscal Years
	2015	2014(1)	2013(1)
	(Dollars in thousands)
Minimum rent	$236,137	$246,844	$247,258
Percentage rent based on sales	8,238	7,164	7,566
Real estate taxes and other expenses	64,750	68,254	70,363
	$309,125	$322,262	$325,187
_______________________________________________________________________________

(1)	Fiscal years 2014 and 2013 have been revised. See Note 1 to the Consolidated Financial Statements.
As of June 30, 2015, future minimum lease payments (excluding percentage rents based on sales) due under existing noncancelable operating leases with remaining terms of greater than one year are as follows:

Fiscal Year	Corporate leases	Franchisee leases
	(Dollars in thousands)
2016	$235,404	$58,789
2017	184,069	49,575
2018	131,968	39,132
2019	88,495	28,747
2020	50,403	16,132
Thereafter	39,159	15,065
Total minimum lease payments	$729,498	$207,440
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
In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. The Company has opposed the motion and this collateral proceeding is pending. During fiscal years 2015, 2014 and 2013, the Company incurred $0.7, $3.3 and $1.2 million of expense in conjunction with the derivative shareholder action. During fiscal year 2015, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. COMMITMENTS AND CONTINGENCIES (Continued)

received insurance reimbursement of $1.0 million for legal fees previously paid in conjunction with the derivative shareholder action.
See Note 9 for discussion regarding certain issues that have resulted from the IRS' audit of fiscal year 2010 and 2011. In addition, the Company is currently under payroll tax examination by the IRS for calendar years 2012 and 2013. Final resolution of these issues is not expected to have a material impact on the Company’s financial position.
9. INCOME TAXES
The components of (loss) income before income taxes are as follows:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
(Loss) income before income taxes:
U.S.	$(6,630)	$(52,815)	$(23,526)
International	1,652	(2,481)	35,307
	$(4,978)	$(55,296)	$11,781
The provision (benefit) for income taxes consists of:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
Current:
U.S.	$1,670	$1,430	$(21,264)
International	1,781	890	710
Deferred:
U.S.	9,439	69,854	10,996
International	1,715	781	(95)
	$14,605	$72,955	$(9,653)
The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory rate to earnings (loss) before income taxes, as a result of the following:

	Fiscal Years
	2015	2014	2013
U.S. statutory rate (benefit)	(35.0)%	(35.0)%	35.0%
State income taxes, net of federal income tax benefit	3.7	(0.3)	3.6
Valuation allowance (1)	362.8	161.9	—
Tax effect of goodwill impairment	—	11.3	—
Foreign income taxes at other than U.S. rates	5.3	1.4	3.5
Tax effect of foreign currency translation gain	—	—	(91.8)
Work Opportunity and Welfare-to-Work Tax Credits	(53.3)	(5.2)	(36.7)
Expiration of capital loss carryforward	9.5	—	—
Other, net	0.4	(2.2)	4.5
	293.4%	131.9%	(81.9)%
_______________________________________________________________________________
(1)     See Note 1 to the Consolidated Financial Statements.
The 0.4% of Other, net in fiscal year 2015 includes the rate impact of meals and entertainment expense disallowance, officer’s life insurance and miscellaneous items of 6.0%, (9.6)% and 4.0%, respectively.
The (2.2)% of Other, net in fiscal year 2014 does not include the rate impact of any items in excess of 5% of computed tax.
The 4.5% of Other, net in fiscal year 2013 includes the rate impact of meals and entertainment expense disallowance, donated inventory, unrecognized tax benefits and miscellaneous items of 4.2%, (2.9)%, 2.3% and 0.9%, respectively.
The components of the net deferred tax assets and liabilities are as follows:

	June 30,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Deferred rent	$14,561	$14,507
Payroll and payroll related costs	27,646	24,857
Net operating loss carryforwards	17,946	16,977
Tax credit carryforwards	25,296	20,134
Inventories	2,684	2,926
Accrued advertising	4,853	2,707
Insurance	6,779	6,801
Other	6,329	6,323
Subtotal	$106,094	$95,232
Valuation allowance	(103,240)	(86,119)
Total deferred tax assets	$2,854	$9,113
Deferred tax liabilities:
Fixed assets	$(2,372)	$(8,086)
Goodwill and intangibles	(87,383)	(77,650)
Other	(6,309)	(5,690)
Total deferred tax liabilities	$(96,064)	$(91,426)
Net deferred tax liability	$(93,210)	$(82,313)
At June 30, 2015, the Company has tax effected federal, state, Canada and U.K. net operating loss carryforwards of approximately $12.4, $4.7, $0.5 and $0.3 million, respectively. The federal loss carryforward will expire from fiscal years 2034 to 2035. The state loss carryforwards will expire from fiscal years 2016 to 2035. The Canada loss carryforward will expire in fiscal year 2035. The U.K. loss carryforward has no expiration.
The Company's tax credit carryforward of $25.3 million consists of $23.3 million that will expire from fiscal years 2028 to 2035, $0.5 million that will expire from fiscal years 2020 to 2025 and $1.5 million of carryforward that has no expiration date.
As of June 30, 2015, undistributed earnings of international subsidiaries of approximately $21.8 million were considered to have been reinvested indefinitely and, accordingly, the Company has not provided for U.S. income taxes on such earnings. It is not practicable for the Company to determine the amount of unrecognized deferred tax liabilities on these indefinitely reinvested earnings.
The Company files tax returns and pays tax primarily in the U.S., Canada, the U.K. and Luxembourg as well as states, cities, and provinces within these jurisdictions. The Company’s U.S. federal income tax returns for fiscal year 2010 through 2014 are currently under audit by the Internal Revenue Service (IRS). All earlier tax years are closed to examination. The Company has outstanding audit issues with the IRS for fiscal years 2010 and 2011 for which the IRS has proposed additional adjustments. The Company believes its income tax positions and deductions will be sustained and intends to vigorously defend its position on these issues and, accordingly, has appealed to the IRS Appeals Division. Final resolution of these issues is not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. INCOME TAXES (Continued)

expected to have a material impact on the Company’s financial position. For state tax audits, the statute of limitations generally spans three to four years, resulting in a number of states remaining open for tax audits dating back to fiscal year 2011. The Company is currently under audit in a number of states in which the statute of limitations has been extended back for fiscal years 2007 and forward. Internationally, including Canada, the statute of limitations for tax audits varies by jurisdiction, but generally ranges from three to five years.
A rollforward of the unrecognized tax benefits is as follows:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$1,468	$10,015	$4,381
(Reductions)/additions based on tax positions related to the current year	37	(2,114)	44
(Reductions)/additions based on tax positions of prior years	352	(505)	7,132
Reductions on tax positions related to the expiration of the statute of limitations	(361)	(994)	(1,403)
Settlements	—	(4,934)	(139)
Balance at end of period	$1,496	$1,468	$10,015
If the Company were to prevail on all unrecognized tax benefits recorded, a benefit of approximately $1.0 million would be recorded in the effective tax rate. Interest and penalties associated with unrecognized tax benefits are recorded within income tax expense. During the fiscal years 2015, 2014 and 2013, we recorded interest and penalties of approximately $0.1, $0.1 and $0.7 million, respectively, as additions to the accrual net of the respective reversal of previously accrued interest and penalties. As of June 30, 2015, the Company had accrued interest and penalties related to unrecognized tax benefits of $1.2 million. This amount is not included in the gross unrecognized tax benefits noted above.
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

10. BENEFIT PLANS (Continued)

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
Stock Purchase Plan:
The Company has an employee stock purchase plan (ESPP) available to qualifying employees. Under the terms of the ESPP, eligible employees may purchase the Company's common stock through payroll deductions. The Company contributes an amount equal to 15.0% of the purchase price of the stock to be purchased on the open market and pays all expenses of the ESPP and its administration, not to exceed an aggregate contribution of $11.8 million. As of June 30, 2015, the Company's cumulative contributions to the ESPP totaled $10.0 million.
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
Expense associated with the deferred compensation contracts included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.4, $0.9 and $1.6 million for fiscal years 2015, 2014 and 2013, respectively.
The table below presents the projected benefit obligation of these deferred compensation contracts in the Consolidated Balance Sheet:

	June 30,
	2015	2014
	(Dollars in thousands)
Current portion (included in Accrued liabilities)	$2,845	$2,913
Long-term portion (included in Other noncurrent liabilities)	5,853	7,677
	$8,698	$10,590
The tax-affected accumulated other comprehensive income (loss) for the deferred compensation contracts, consisting of primarily unrecognized actuarial income, was $0.7 and $0.3 million at June 30, 2015 and 2014, respectively.
The Company had previously agreed to pay the former Vice Chairman an annual amount for the remainder of his life. Additionally, the Company has a survivor benefit plan for the former Vice Chairman's spouse. In October 2013, the former Vice Chairman passed away and the Company began paying survivor benefits to his spouse. At this time, the Company reduced the accrual for future obligations to account for the reduction in benefits to the survivor. In connection with the passing of the former Vice Chairman, the Company received $5.8 million in life insurance proceeds. The Company recorded a gain of $1.0 million recorded in general and administrative in the Consolidated Statement of Operations associated with the proceeds. Estimated associated costs (benefits) included in general and administrative expenses on the Consolidated Statement of Operations totaled $0.8, $(2.1) and $0.7 million for fiscal years 2015, 2014 and 2013, respectively. Related obligations totaled $3.3 and $2.5 million at June 30, 2015 and 2014, respectively, with $0.5 million within accrued expenses at June 30, 2015 and 2014, respectively and the remainder included in other noncurrent liabilities in the Consolidated Balance Sheet.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. BENEFIT PLANS (Continued)

Compensation expense included in (loss) income before income taxes and equity in loss of affiliated companies related to the aforementioned plans, excluding amounts paid for expenses and administration of the plans included the following:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
Executive Plan (including profit sharing)	$224	$203	$311
ESPP	325	347	441
Deferred compensation contracts	1,195	1,641	2,370

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
The following table sets forth a reconciliation of shares used in the computation of basic and diluted earnings per share:

	Fiscal Years
	2015	2014	2013
	(Shares in thousands)
Weighted average shares for basic earnings per share	54,992	56,482	56,704
Effect of dilutive securities:
Dilutive effect of stock-based compensation(1)	—	—	142
Weighted average shares for diluted earnings per share	54,992	56,482	56,846
_______________________________________________________________________________

(1)
For fiscal year 2015 and 2014, 251,763 and 119,750 common stock equivalents of potentially dilutive common stock were not included in the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 1,948,507, 1,799,352 and 1,593,228 of equity-based compensation awards during the fiscal years 2015, 2014 and 2013, respectively. These amounts were excluded because they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding, assuming dilution also excluded 465,055, 11,307,605 and 11,260,261 of shares from convertible debt for fiscal years 2015, 2014 and 2013, respectively. These amounts were excluded as they were not dilutive.

12. STOCK-BASED COMPENSATION
The Company grants long-term equity-based awards under the Amended and Restated 2004 Long Term Incentive Plan (the "2004 Plan"). The 2004 Plan provides for the granting of nonqualified stock options, equity-based stock appreciation rights (SARs), restricted stock awards (RSAs), restricted stock units (RSUs) and stock-settled performance share units (PSUs), as well as cash-based performance grants, to employees and non-employee directors of the Company. Under the 2004 Plan, a maximum of 6,750,000 shares were approved for issuance. In October 2013, the 2004 Plan was amended to limit the aggregate RSAs, RSUs and PSUs that are available for grant to 3,465,701. As of June 30, 2015, a maximum of 2,465,276 shares of RSAs, RSUs and PSUs were available for grant under the 2004 Plan. All unvested awards are subject to forfeiture in the event of termination of employment, unless accelerated. SAR and RSU awards granted subsequent to July 1, 2012 generally include various acceleration terms for participants aged sixty-two years or older or who are aged fifty-five or older and have fifteen years of continuous service.
The Company also has outstanding stock options under the 2000 Stock Option Plan (the "2000 Plan"), although the plan terminated in 2010 and no additional awards have since been or will be made under the 2000 Plan. The 2000 Plan allowed the Company to grant both incentive and nonqualified stock options and replaced the Company's 1991 Stock Option Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

Under the 2004 Plan and the 2000 Plan, stock-based awards are granted at an exercise price or initial value equal to the fair market value on the date of grant.
Using the fair value of each grant on the date of grant, the weighted average fair values per stock-based compensation award granted during fiscal years 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Stock options & SARs	$6.16	$6.00	$6.63
RSAs & RSUs	15.95	15.50	17.40
PSUs	15.15	15.73	18.33
The fair value of stock options and SARs granted prior to June 30, 2013 was estimated on the date of grant using a lattice option valuation model. Effective July 1, 2013, the Company changed from the lattice option valuation model to the Black-Scholes-Merton (BSM) option valuation model for valuing SARs. The Company elected to make the change in valuation methodology because the Company's historical grants of SARs lacked complex vesting conditions or maximum payout limitations on the value of the awards. The Company does not expect a material difference in future valuations as a result of the change in models. The fair value of market-based RSUs granted during fiscal year 2013 was estimated on the date of grant using a Monte Carlo simulation model. The significant assumptions used in determining the estimated fair value of stock options, SARs and market-based RSUs granted during fiscal years 2015, 2014 and 2013 were as follows:

	2015	2014	2013
Risk-free interest rate	1.53 - 1.84%	1.67 - 1.96%	0.66 - 0.87%
Expected term (in years)	6.00	6.00	6.00
Expected volatility	38.00 - 44.00%	44.00%	44.00 - 47.00%
Expected dividend yield	0%	1.52 - 1.61%	1.33 - 1.46%
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
Stock-based compensation expense was as follows:

	2015	2014	2013
SARs & stock options	$2,652	$2,145	$1,986
RSAs, RSUs, & PSUs	5,995	4,255	3,895
Total stock-based compensation expense within General and Administrative expense	8,647	6,400	5,881
Less: Income tax benefit(1)	—	—	(2,235)
Total stock-based compensation expense, net of tax	$8,647	$6,400	$3,646
_______________________________________________________________________________

(1)	During fiscal year 2014, the Company recorded a valuation allowance against the majority of its deferred tax assets. Any subsequent stock-based compensation expense was not tax effected.
Stock Appreciation Rights & Stock Options:
SARs and stock options granted under the 2004 Plan and 2000 Plan generally vest ratably over a three to five years period on each of the annual grant date anniversaries and expire ten years from the grant date. SARs granted subsequent to fiscal year 2012 vest ratably over a three year period with the exception of the January 2015 grant which vests entirely after five years and expires seven years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

Activity for all of our outstanding SARs and stock options is as follows:

	Shares (in thousands)		Weighted Average Exercise Price	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
	SARs	Stock Options
Outstanding balance at June 30, 2014	1,140	252	$20.80
Granted	814	—	15.99
Forfeited/Expired	(189)	(73)	24.26
Exercised	(10)	—	15.66
Outstanding balance at June 30, 2015	1,755	179	$19.16	6.9	287
Exercisable at June 30, 2015	609	179	$21.62	5.5	19
Unvested awards, net of estimated forfeitures	1,069	—	$17.59	7.9	245
The total cash proceeds and income tax benefit associated with the exercise of SARs and stock options during fiscal years 2015, 2014 and 2013 were immaterial. As of June 30, 2015, there was $4.2 million of unrecognized expense related to SARs and stock options that is to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Awards & Restricted Stock Units:
RSAs and RSUs granted to employees under the 2004 Plan generally vest ratably over a three to five year period on each of the annual grant date anniversaries or vest entirely after a three or five year period. In addition, the Company has an outstanding RSU August 2012 grant to its Chief Executive Officer that vests upon the achievement of a specified value for the Company's stock over a specified period of time. The January 2015 grant to the Chief Executive Officer vests entirely after five years. RSUs granted to non-employee directors under the 2004 Plan generally vest in equal monthly amounts over a one year period from the Company's previous annual shareholder meeting date. Distributions on vested RSUs granted to non-employee directors are deferred until the director's board service ends.
Activity for all of our RSAs and RSUs is as follows:

	Shares/Units (in thousands)		Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
	RSAs	RSUs
Outstanding balance at June 30, 2014	186	512	$16.34
Granted	—	478	15.95
Forfeited	(19)	(72)	15.42
Vested	(34)	(109)	16.32
Outstanding balance at June 30, 2015	133	809	$15.86	$14,830
Vested at June 30, 2015	—	129	$16.10	$2,029
Unvested awards, net of estimated forfeitures	132	639	$16.31	$12,149
As of June 30, 2015, there was $7.8 million of unrecognized expense related to RSAs and RSUs that is expected to be recognized over a weighted-average period of 2.8 years.
Performance Share Units:
PSUs represent shares potentially issuable in the future. Issuance is based upon the relative achievement of the Company's performance goals related to the Company achieving specified levels of same-store sales and earnings before interest, taxes, depreciation and amortization, adjusted ("adjusted EBITDA"). The fiscal year 2015 PSUs vest after three years from the grant date upon achievement of the performance criteria.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. STOCK-BASED COMPENSATION (Continued)

Activity for all of our PSUs is as follows:

	Shares/Units (in thousands)	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)(1)
	PSUs
Outstanding balance at June 30, 2014	307	$15.73
Granted	199	15.15
Forfeited	(207)	14.09
Vested	—	—
Outstanding balance at June 30, 2015	299	$15.28	$5,020
Vested at June 30, 2015	—	$—	$—
Unvested awards, net of estimated forfeitures	179	$15.15	$4,656
_______________________________________________________________________________

(1)	Includes actual or expected payout rates as set forth in the performance criteria.
During fiscal year 2015, the Company granted PSUs which were earned over the fiscal year 2015 performance period. As of June 30, 2015, there was $2.5 million of unrecognized expense related to the fiscal year 2015 PSU shares granted that is expected to be recognized over a weighted-average period of 2.2 years.
During fiscal year 2014, the Company granted certain PSUs which were not earned during the one year performance period. Other PSUs granted during fiscal year 2014 had a performance period of three years. As of June 30, 2015, the Company did not expect the three year performance period PSUs to be earned. Future compensation expense for these unvested awards could reach a maximum of $1.7 million to be recognized over 1.2 years, if the target performance metrics are earned.

13. SHAREHOLDERS' EQUITY
Authorized Shares and Designation of Preferred Class:
The Company has 100 million shares of capital stock authorized, par value $0.05, of which all outstanding shares, and shares available under the Stock Option Plans, have been designated as common.
In addition, 250,000 shares of authorized capital stock have been designated as Series A Junior Participating Preferred Stock ("Preferred Stock"). None of the Preferred Stock has been issued.
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
Share Repurchase Program:
In May 2000, the Company's Board of Directors (Board) approved a stock repurchase program. Originally, the program authorized up to $50.0 million to be expended for the repurchase of the Company's stock. The Board elected to increase this maximum to $100.0 million in August 2003, to $200.0 million on May 3, 2005, to $300.0 million on April 26, 2007 and to $350.0 million on April 21, 2015. The timing and amounts of any repurchases will depend on many factors, including the market price of the common stock and overall market conditions. Historically, the repurchases to date have been made primarily to eliminate the dilutive effect of shares issued in conjunction with acquisitions, restricted stock grants and stock option exercises. In fiscal year 2015, repurchases were made in accordance with the Company's capital allocation policy issued in 2013. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. SHAREHOLDERS' EQUITY (Continued)

expiration date. As of June 30, 2015, a total accumulated 10.7 million shares have been repurchased for $289.1 million. As of June 30, 2015, $60.9 million remained outstanding under the approved stock repurchase program.
Accumulated Other Comprehensive Income:
The components of accumulated other comprehensive income are as follows:

	June 30,
	2015	2014	2013
	(Dollars in thousands)
Foreign currency translation	$8,849	$22,364	20,434
Unrealized gain on deferred compensation contracts	657	287	122
Accumulated other comprehensive income	$9,506	$22,651	20,556

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
The North American Value reportable operating segment is comprised of 8,247 company-owned and franchised salons located mainly in strip center locations and Walmart Supercenters. North American Value salons offer high quality, convenient and value priced hair care and beauty services and retail products. SmartStyle, Supercuts, MasterCuts, Cost Cutters and other regional trade names operating in the United States, Canada and Puerto Rico are generally within the North American Value segment.
The North American Premium reportable operating segment is comprised of 746 company-owned salons primarily in mall-based locations. North American Premium salons offer upscale hair care and beauty services and retail products at reasonable prices. This segment operates in the United States, Canada and Puerto Rico and primarily includes the Regis salons concept, among other trade names.
The International reportable operating segment is comprised of 356 company-owned salons located in malls, department stores and high-traffic locations. International salons offer a full range of custom hair care and beauty services and retail products. This segment operates in the United Kingdom primarily under the Supercuts, Regis and Sassoon concepts.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

Financial information concerning the Company's reportable operating segments is shown in the following table:

	Fiscal Years
	2015	2014	2013
	(Dollars in thousands)
Revenues(1):
North American Value salons	$1,403,419	$1,430,083	$1,515,581
North American Premium salons	309,600	333,858	373,820
International salons	124,268	128,496	129,312
	$1,837,287	$1,892,437	$2,018,713
Depreciation and amortization expense(1):
North American Value salons	$56,832	$66,038	$56,364
North American Premium salons	13,094	15,859	15,893
International salons	3,148	5,227	5,222
Total segment depreciation and amortization expense	73,074	87,124	77,479
Unallocated Corporate	9,789	12,609	14,276
	$82,863	$99,733	$91,755
Operating income (loss)(1)(2):
North American Value salons	$122,597	$117,832	$142,260
North American Premium salons(3)	(14,238)	(46,419)	(13,694)
International salons	313	(3,076)	(1,660)
Total segment operating income	108,672	68,337	126,906
Unallocated Corporate(2)	(105,141)	(103,295)	(113,547)
Operating income (loss)(1)(2)	$3,531	$(34,958)	$13,359
Interest expense	(10,206)	(22,290)	(36,944)
Interest income and other, net	1,697	1,952	35,366
Loss from continuing operations before income taxes and equity in loss of affiliated companies(2)	$(4,978)	$(55,296)	$11,781
_______________________________________________________________________________

(1)	See Note 2 to the Consolidated Financial Statements for discussion of the classification of the results of operations of Hair Club as discontinued operations.

(2)	Amounts for fiscal years 2014 and 2013 have been revised. See Note 1 to the Consolidated Financial Statements.

(3)	Included in the North American Premium salons segment's operating loss for fiscal year 2014 is a goodwill impairment charge of 34.9 million.
The Company's chief operating decision maker does not evaluate reportable segments using assets and capital expenditure information.
Total revenues and property and equipment, net associated with business operations in the U.S. and all other countries in aggregate were as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. SEGMENT INFORMATION (Continued)

	June 30,
	2015		2014		2013
	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net	Total Revenues	Property and Equipment, Net
	(Dollars in thousands)
U.S.	$1,585,672	$198,471	$1,626,794	$240,460	$1,737,517	$285,111
Other countries	251,615	19,686	265,643	26,078	281,196	28,349
Total	$1,837,287	$218,157	$1,892,437	$266,538	$2,018,713	$313,460

15. QUARTERLY FINANCIAL DATA (UNAUDITED)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 in this Form 10-K for explanations of items, which impacted fiscal years 2015 and 2014 revenues, operating and net (loss) income.
Summarized quarterly data for fiscal years 2015 and 2014 follows:

	Quarter Ended
	September 30(a)	December 31(a)	March 31(a)	June 30	Year Ended(a)
	(Dollars in thousands, except per share amounts)
2015
Revenues	$464,551	$455,887	$453,960	$462,889	$1,837,287
Cost of service and product revenues, excluding depreciation and amortization	268,664	268,049	261,947	264,615	1,063,275
Operating (loss) income	(754)	(671)	5,402	(446)	3,531
Loss from continuing operations(c)	(9,843)	(16,663)	(4,763)	(1,943)	(33,212)
Loss from discontinued operations(d)	—	—	—	(630)	(630)
Net loss(c)(d)	(9,843)	(16,663)	(4,763)	(2,573)	(33,842)
Loss from continuing operations per share, basic and diluted(e)	(0.18)	(0.30)	(0.09)	(0.04)	(0.60)
Loss from discontinued operations per share, basic and diluted	—	—	—	(0.01)	(0.01)
Net loss per basic and diluted share(e)	(0.18)	(0.30)	(0.09)	(0.05)	(0.62)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

	Quarter Ended
	September 30(a)	December 31(a)	March 31(a)	June 30(a)	Year Ended(a)
	(Dollars in thousands, except per share amounts)
2014
Revenues	$468,583	$468,367	$471,561	$483,926	$1,892,437
Cost of service and product revenues, excluding depreciation and amortization	268,759	273,874	272,490	279,095	1,094,218
Operating income (loss)(b)	35	(34,233)	(3,218)	2,458	(34,958)
Loss from continuing operations(b)(c)	(1,153)	(110,889)	(10,090)	(17,742)	(139,874)
Income from discontinued operations(d)	—	—	609	744	1,353
Net loss(b)(c)(d)	(1,153)	(110,889)	(9,481)	(16,998)	(138,521)
Loss from continuing operations per share, basic and diluted(e)	(0.02)	(1.96)	(0.18)	(0.31)	(2.48)
Income from discontinued operations per share, basic and diluted	—	—	0.01	0.01	0.02
Net loss per basic and diluted share(e)	(0.02)	(1.96)	(0.17)	(0.30)	(2.45)
Dividends declared per share	0.06	0.06	—	—	0.12
_______________________________________________________________________________

(a)
Amounts for fiscal years 2015 and 2014 have been revised from what was previously filed. As a result of this revision, net loss as previously presented for the three months ended September 30, 2014, December 31, 2014 and March 31, 2015 increased (decreased) by $0.8, $(2.4) and $1.1 million, respectively. Net loss as previously presented for the three months ended September 30, 2013, December 31, 2013, March 31, 2014 and June 30, 2014 increased by $1.0, $1.8, $0 and $0 million, respectively. The Company plans to reflect the revised amounts in its quarterly Condensed Consolidated Financial Statements for fiscal 2015 in future filings containing such information. See Note 1 to the Consolidated Financial Statements.

(b)
During the second quarter of fiscal year 2014, the Company recorded a goodwill impairment charge of $34.9 million and a $4.7 million non-cash salon asset impairment charge. During the third quarter of fiscal 2014, the Company recorded non-cash salon impairment of $8.9 million.

(c)
During the second quarter of fiscal year 2015, the Company recorded a $4.7 million other than temporary impairment charge and $6.9 million of its share of the of a deferred tax valuation allowance on its investment in EEG. During the fourth quarter of fiscal year 2014, the Company recorded a $12.6 million charge representing its share of goodwill impairment charges recorded by EEG. During the second quarter of fiscal year 2014, the Company recorded an $86.6 million non-cash charge to establish a valuation allowance against the Company’s U.S. and U.K. deferred tax assets.

(d)
During the fourth quarter of fiscal year 2015, the Company recorded expenses of $0.6 million in discontinued operations related to legal fees related to Trade Secret. During fiscal year 2014, the Company recorded tax benefits of $1.4 million in discontinued operations related to the release of tax reserves associated with the disposition of Trade Secret.

(e)	Total is an annual recalculation; line items calculated quarterly may not sum to total.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act), at the period ended June 30, 2015. Based on their evaluation, our CEO and CFO, concluded that our disclosure controls and procedures were not effective as of June 30, 2015 because of the material weakness in our internal control over financial reporting described below.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2015 using the criteria established in "Internal Control-Integrated Framework " (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not design and maintain effective controls over the accounting for leases. Specifically, controls were not designed at a level of precision or rigor sufficient to identify potential errors resulting from misinterpretation of key lease terms and dates, rent holidays and rent escalation clauses, and related accounting rules. As more fully disclosed in Note 1 to the Consolidated Financial Statements, the errors resulted in a $5.3 million understatement of the Company’s deferred rent account, $4.3 million of which related to fiscal year 2010 and prior. These errors were corrected in the revision of the Company’s Consolidated Financial Statements for all periods presented in the Company’s Form 10-K for the fiscal year ended June 30, 2015. Because this could have resulted in a material misstatement to our accounts and disclosures and not have been prevented or detected, this constitutes a material weakness. Until the material weakness is fully remediated, the Company could have material misstatements to the non-cash deferred rent account, and related accounts and disclosures which would not be prevented or detected.
The effectiveness of the Company's internal control over financial reporting as of June 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in Item 8.
Changes in Internal Controls
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Plan for Remediation
The Company is evaluating the material weakness and developing a plan of remediation to strengthen our overall internal control over accounting for leases. The remediation plan will include the following actions:

•	Enhance rigor around identification and review of key lease terms and dates,

•	Implement additional monitoring controls to ensure compliance with accounting guidance,

•	Evaluate accounting software to enhance the use of systematic processes, including current software in use by the Company and other lease accounting software alternatives, and

•	Review and enhance, as appropriate, organizational structure including training and supervision of individuals responsible for lease accounting.

The Company is committed to maintaining a strong internal control environment and believes these remediation efforts will represent significant improvements in our controls over the accounting for leases. Some of these steps will take time to be fully implemented and confirmed to be effective and sustainable. Additional controls may also be required over time. Until the remediation steps set forth above are fully implemented and tested, the material weakness described above will continue to exist and the Company could record material misstatements to the non-cash deferred rent account, related accounts and disclosures.
Item 9B.    Other Information
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
Information regarding the Directors of the Company and Exchange Act Section 16(a) filings will be set forth in the sections titled "Item 1—Election of Directors", "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's 2015 Proxy, and is incorporated herein by reference. The information required by Item 401 of Regulation S-K regarding the Company's executive officers is included under "Executive Officers" in Item 1 of this Annual Report on Form 10-K. Additionally, information regarding the Company's audit committee and audit committee financial expert, as well nominating committee functions, will be set forth in the section titled "Committees of the Board" and shareholder communications with directors will be set forth in the section titled "Communications with the Board" of the Company's 2015 Proxy Statement, and is incorporated herein by reference.
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

Item 11.    Executive Compensation
Information about executive and director compensation will be set forth in the section titled "Executive Compensation" of the Company's 2015 Proxy Statement, and is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information regarding the Company's equity compensation plans will be set forth in the section titled "Equity Compensation Plan Information" and information regarding the beneficial ownership of the Company will be set forth in the section titled "Security Ownership of Certain Beneficial Holders and Management" of the Company's 2015 Proxy Statement, and are incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence
Information regarding certain relationships and related transactions will be set forth in the section titled "Certain Relationships and Related Transactions" of the Company's 2015 Proxy Statement, and is incorporated herein by reference. Information regarding director independence will be set forth in the section titled "Corporate Governance—Director Independence" of the Company's 2015 Proxy Statement, and is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services
A description of the fees paid to the independent registered public accounting firm will be set forth in the section titled "Item 2—Ratification of Appointment of Independent Registered Public Accounting Firm" of the Company's 2015 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(b)	(1). All financial statements:
Consolidated Financial Statements filed as part of this report are listed under Part II, Item 8 of this Form 10-K.

(c)	Exhibits:
The exhibits listed in the accompanying index are filed as part of this report. Except where otherwise indicated below, the SEC file number for each report and registration statement from which the exhibits are incorporated by reference is 1-12725. There are no financial statement schedules included with this filing for the reason they are not applicable, not required or the information is included in the financial statements or notes thereto.
Exhibit Number/Description

3(a)
Election of the Company to become governed by Minnesota Statutes Chapter 302A and Restated Articles of Incorporation of the Company, dated March 11, 1983; Articles of Amendment to Restated Articles of Incorporation, dated October 29, 1984; Articles of Amendment to Restated Articles of Incorporation, dated August 14, 1987; Articles of Amendment to Restated Articles of Incorporation, dated October 21, 1987; Articles of Amendment to Restated Articles of Incorporation, dated November 20, 1996; Articles of Amendment to Restated Articles of Incorporation, dated July 25, 2000; Articles of Amendment to Restated Articles of Incorporation, dated October 22, 2013. (Incorporated by reference to Exhibit 3(a) of the Company's Report on 10-K/A filed on September 26, 2014.)

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

4(c)
Amendment No. 1, dated as of October 29, 2008, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company’s Form 8-A12B/A filed on October 29, 2008.)

4(d)
Amendment No. 2, dated as of June 13, 2013, to Rights Agreement, dated December 26, 2006, between Regis Corporation and Wells Fargo Bank, N.A. (Incorporated by reference to Exhibit 4 to the Company's Registration Statement on Form 8-A12B/A filed on June 19, 2013.)

4(e)	Form of Stock Certificate. (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Reg. No. 40142).)

4(f)
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

10(c)*	Employment Agreement, dated August 31, 2012, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed November 9, 2012.)

10(d)*
Amendment to Employment Agreement, dated January 13, 2015, between the Company and Daniel J. Hanrahan. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed January 29, 2015.)

10(e)*	Employment Agreement, dated November 28, 2012, between the Company and Steven M. Spiegel. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed February 4, 2013.)

10(f)*
Form of Amended and Restated Senior Officer Employment and Deferred Compensation Agreement, dated August 31, 2012, between the Company and certain senior executive officers. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed November 9, 2012.)

10(g)*	Employment Agreement, dated November 11, 2013, between the Company and Jim B. Lain. (Incorporated by reference to Exhibit 10(c) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(h)*	Employment Agreement, dated October 21, 2013, between the Company and Carmen Thiede. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed February 3, 2014.)

10(i)*	Employment Agreement, dated December 15, 2014, between the Company and Annette Miller. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed January 29, 2015.)

10(j)*
Amended and Restated Employment Agreement, effective February 1, 2015, between the Company and Ken Warfield. (Incorporated by reference to Exhibit 10(a) of the Company's Report on Form 10-Q filed April 30, 2015.)

10(k)*	Amended and Restated Employment Agreement, dated May 1, 2015, between the Company and Andrew Dulka.

10(l)*
Amended and Restated 2004 Long Term Incentive Plan, as amended and restated effective October 22, 2013. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed on October 11, 2013.)

10(m)*
Amendment to the Amended and Restated 2004 Long Term Incentive Plan, effective August 29, 2014. (Incorporated by reference to Exhibit 10(b) of the Company's Report on Form 10-Q filed November 4, 2014.)

10(n)
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

10(o)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.1 of the Company's Report on Form 8-K filed December 4, 2013.)

10(p)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.2 of the Company's Report on Form 8-K filed December 4, 2013.)

10(q)	Purchase Agreement dated November 27, 2013 by and between the Company and an Initial Purchaser. (Incorporated by reference to Exhibit 10.3 of the Company's Report on Form 8-K filed December 4, 2013.)

21	List of Subsidiaries of Regis Corporation

23.1	Consent of PricewaterhouseCoopers LLP

23.2	Consent of Baker Tilly Virchow Krause, LLP

31.1	Chief Executive Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Executive Vice President and Chief Financial Officer of the Company: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Chief Executive Officer and Chief Financial Officer of the Company: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase
_______________________________________________________________________________

(*)	Management contract, compensatory plan or arrangement required to be filed as an exhibit to the Company's Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REGIS CORPORATION
By	/s/ DANIEL J. HANRAHAN
Daniel J. Hanrahan, President and Chief Executive Officer (Principal Executive Officer)

By	/s/ STEVEN M. SPIEGEL
Steven M. Spiegel, Executive Vice President, Chief Financial Officer (Principal Financial Officer)

By	/s/ KERSTEN D. ZUPFER
Kersten D. Zupfer, Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)
DATE: August 28, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ STEPHEN E. WATSON
Stephen E. Watson, Chairman of the Board of Directors	Date: August 28, 2015

/s/ DANIEL J. HANRAHAN
Daniel J. Hanrahan, Director	Date: August 28, 2015

/s/ DANIEL G. BELTZMAN
Daniel G. Beltzman, Director	Date: August 28, 2015

/s/ JAMES P. FOGARTY
James P. Fogarty, Director	Date: August 28, 2015

/s/ MICHAEL J. MERRIMAN
Michael J. Merriman, Director	Date: August 28, 2015

/s/ DAVID P. WILLIAMS
David P. Williams, Director	Date: August 28, 2015

/s/ DAVID J. GRISSEN
David J. Grissen, Director	Date: August 28, 2015

/s/ MARK LIGHT
Mark Light, Director	Date: August 28, 2015

EEG, Inc. and Subsidiaries
Consolidated Financial Statements
June 30, 2015, 2014, and 2013

EEG, Inc. and Subsidiaries

June 30, 2015, 2014, and 2013

Independent Auditors’ Report
Board of Directors
EEG, Inc. and Subsidiaries
Report on the Consolidated Financial Statements
We have audited the accompanying consolidated financial statements of EEG, Inc. and Subsidiaries, which comprise the consolidated balance sheet as of June 30, 2015 and 2014, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended June 30, 2015, 2014, and 2013, and the related notes to the financial statements.
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

1

Opinion
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EEG, Inc. and Subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for the years ended June 30, 2015, 2014, and 2013, in accordance with accounting principles generally accepted in the United States of America.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Wilkes-Barre, Pennsylvania
August 28, 2015

EEG, Inc. and Subsidiaries

Consolidated Balance Sheet
June 30, 2015 and 2014

	2015	2014		2015	2014

Assets			Liabilities and Shareholders' Equity

Current Assets			Current liabilities
Cash and cash equivalents	$34,151,811	$37,891,769	Current maturities, capital lease obligation
Restricted cash, trust liabilities	449,243	104,079	and long term debt	$458,722	$465,312
Accounts receivable:			Accounts payable, trade	2,389,701	2,977,521
Students (net of allowance of $8,664,840 and			Accounts payable, accrued	3,431,053	3,452,460
$6,710,886 in 2015 and 2014, respectively)	6,367,681	3,238,576	Accrued payroll	1,535,836	2,726,493
Other	80,833	94,329	Accrued expenses	1,284,163	1,361,940
Affiliates, unsecured	45,859	17,165	Trust liabilities	199,181	104,079
Inventories	2,632,618	3,971,048	Unearned tuition	9,483,511	13,708,876
Prepaid expenses	1,278,926	2,457,756
Prepaid corporate income taxes	1,431,345	3,863,741	Total current liabilities	18,782,167	24,796,681
Deferred tax asset, net	—	3,135,326
			Capital Lease Obligation	7,031,094	7,268,653
Total current assets	46,438,316	54,773,789
			Long-Term Debt	20,642,677	21,278,840
Property and Equipment, Net	34,907,422	36,528,003
			Deferred Rent	6,878,714	4,238,890
Other Assets
Intangibles, not subject to amortization	8,704,186	8,704,186	Deferred Compensation	217,768	217,768
Intangibles, net	157,641	234,355
Prepublication costs (net of accumulated amortization			Total liabilities	53,552,420	57,800,832
of $85,522 and $24,408 in 2015 and 2014, respectively)	231,120	279,134	Commitments and Contingencies (Notes 11, 14)
Notes receivable, employees, secured	215,701	269,754
Deposits and other assets	704,756	744,082	Shareholders' Equity
Deferred tax asset, net	—	11,043,038	Preferred stock:
			Series A, 8% cumulative, redeemable, $0.001
Total other assets	10,013,404	21,274,549	par value, 150 shares authorized, none
			issued and outstanding
			Series B, 8% cumulative, redeemable, $0.001
			par value, 114 shares authorized, none
			issued and outstanding
			Common stock, $0.001 par value; 10,000 shares
			authorized, 897.938 and 899.938 shares
			Issued and outstanding in 2015 and 2014,
			respectively	1	1
			Additional paid-in capital	66,400,281	66,595,868
			Accumulated deficit	(28,593,560)	(11,820,360)

			Total shareholders' equity	37,806,722	54,775,509

Total	$91,359,142	$112,576,341	Total	$91,359,142	$112,576,341

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Operations
For the Years Ended June 30, 2015, 2014, and 2013

	2015	2014	2013
Revenue
Educational services	$132,946,719	$146,462,085	$150,474,847
Products	22,050,047	20,078,121	20,489,289

Total revenue	154,996,766	166,540,206	170,964,136

Operating Expenses
Cost of educational services	97,804,550	95,493,987	91,750,973
Cost of product sales	14,545,443	12,815,299	13,337,935
General, selling, and administrative	38,269,157	42,850,496	43,816,472
Depreciation and amortization	5,352,592	7,385,895	9,327,185
Other operating expenses	2,902,235	3,052,561	4,126,347
Loss (gain) on disposal and sale of assets	167,942	14,026	(256,898)
Impairment loss	218,950	38,454,344	3,881,298

Total operating expenses	159,260,869	200,066,608	165,983,312

(Loss) Income from Operations	(4,264,103)	(33,526,402)	4,980,824

Other Income (Expense)
Interest expense	(655,523)	(661,863)	(670,607)
Interest income	73,156	38,702	11,960
Miscellaneous income	733,594	185,167	704,531

Total other income (expense), net	151,227	(437,994)	45,884

(Loss) Income Before Provision (Benefit) for Income Taxes	(4,112,876)	(33,964,396)	5,026,708

Provision (Benefit) for Income Taxes	12,625,065	(7,265,186)	2,667,765

Net (Loss) Income	$(16,737,941)	$(26,699,210)	$2,358,943

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Shareholders' Equity
For the Years Ended June 30, 2015, 2014, and 2013

			Additional	Retained Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance, June 30, 2012	889.938	$1	$65,614,530	$12,519,907	$78,134,438

Net Loss		—	—	2,358,943	2,358,943

Compensation Costs from Stock Options		—	375,541	—	375,541

Balance, June 30, 2013	889.938	1	65,990,071	14,878,850	80,868,922

Net Loss		—	—	(26,699,210)	(26,699,210)

Stock Option Exercise	10	—	234,020	—	234,020

Compensation Costs from Stock Options		—	371,777	—	371,777

Balance, June 30, 2014	899.938	1	66,595,868	(11,820,360)	54,775,509

Net Loss		—	—	(16,737,941)	(16,737,941)

Repurchase & Cancellation of Shares	(2)	—	(46,804)	(35,259)	(82,063)

Cancellation of Non-Qualified Stock Option		—	(179,764)	—	(179,764)

Compensation Costs from Stock Options		—	30,981	—	30,981

Balance, June 30, 2015	897.938	1	66,400,281	(28,593,560)	37,806,722

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Cash Flows
June 30, 2015, 2014, and 2013

	2015	2014	2013

Cash Flows from Operating Activities
Net (loss) income	$(16,737,941)	$(26,699,210)	$2,358,943
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation	5,214,764	7,269,278	8,925,160
Amortization of intangibles	76,714	92,210	145,686
Amortization of prepublication costs	61,114	24,408	286,261
Impairment loss	218,950	38,454,344	3,881,298
Compensation cost from stock options	30,981	371,777	375,541
Loss (gain) on disposal and sale of equipment	167,942	14,026	(256,898)
Changes in assets and liabilities:
Accounts receivable, student	(5,083,059)	(178,954)	345,548
Deferred income taxes	13,998,601	(6,772,707)	62,005
Provision for uncollectible accounts	1,953,954	(1,114,546)	(558,967)
Inventories	1,338,430	(1,776,362)	867,656
Prepaid expenses and other assets	3,635,353	(1,472,144)	(193,142)
Restricted cash	(250,062)		—
Notes receivable, employee, secured	(1,156)	(35,734)	—
Accounts payable and accrued expenses	(1,904,515)	760,895	(423,604)
Unearned tuition	(4,225,365)	(1,249,956)	(382,903)
Deferred rent	2,639,824	(5,857)	200,851

Total adjustments	17,872,470	34,380,678	13,274,492

Net cash provided by operating activities	1,134,529	7,681,468	15,633,435

Cash Flows from Investing Activities
Purchases of property and equipment	(4,223,078)	(4,336,333)	(8,503,783)
Proceeds from disposal and sale of equipment	242,003	54,626	401,049
Investment in prepublication costs	(13,100)	(254,010)	(49,532)

Net cash used in investing activities	(3,994,175)	(4,535,717)	(8,152,266)

Cash Flows from Financing Activities
Net (repayment) proceeds of long-term debt	(636,163)	11,653,536	(27,232,983)
Repayment of capital lease obligation	(244,149)	(225,701)	(208,648)

Net cash (used in) provided by financing activities	(880,312)	11,427,835	(27,441,631)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,739,958)	14,573,586	(19,960,462)

Cash and Cash Equivalents, Beginning	37,891,769	23,318,183	43,278,645

Cash and Cash Equivalents, End	$34,151,811	$37,891,769	$23,318,183

Supplemental Disclosure of Cash Flow Information
Interest paid, net of capitalized interest	$648,105	$667,278	$655,464

Income taxes paid, net of refunds	$(3,736,501)	$81,264	$3,711,969

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Consolidated Statement of Cash Flows (Continued)
June 30, 2015, 2014, and 2013

	2015	2014	2013

Supplemental Disclosure of Non-Cash Operating and Financing Activities
Shareholders note receivable exchanged for common stock	$—	$234,020	$—

Additional paid-in capital - repurchase and cancellation of shares	$101,757	$—	$—

Retained earnings - repurchase and cancellation of shares	$35,259	$—	$—

Notes receivable, employee, secured - repurchase and cancellation of shares	$(110,163)	$—	$—

Accrued expenses - repurchase and cancellation of shares	$(26,853)	$—	$—

Additional paid-in capital - non-qualifying stock option cancellation after vesting	$179,764	$—	$—

Deferred tax asset - non-qualifying stock option cancelled after vesting	$(179,764)	$—	$—

See Notes to Consolidated Financial Statements

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies
Nature of Operations and Organizational Matters
EEG, Inc. (“EEG”) owns and operates 99 cosmetology schools located throughout the United States. With the exception of 2 cosmetology schools owned by wholly-owned subsidiaries, Gary’s Incorporated (“Gary’s”), and Northern Westchester School of Hair Dressing and Cosmetology, Inc. (‘Northern Westchester”), all of EEG’s cosmetology schools are owned directly by EEG. EEG operates cosmetology schools under two brands; Empire Beauty School and the Hair Design School.
Principles of Consolidation
The consolidated financial statements include the accounts of EEG and its wholly-owned subsidiaries, Gary’s and Northern Westchester (collectively referred to as the “Company”). All significant intercompany transactions and balances have been eliminated in consolidation.
Subsequent Events
The Company evaluated subsequent events for recognition or disclosure through August 20, 2015, the date the consolidated financial statements were issued.
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
Restricted Cash
Restricted cash consists of monies that have not been applied to student accounts receivable, a pledged certificate of deposit to a bank, and various amounts pledged to other entities (Note 2).

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

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
The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. The Company assesses the recoverability of long-lived assets by calculating expected future cash flows to be generated by the assets. If future undiscounted cash flows are insufficient to support the carrying cost of an asset group, then an impairment loss, measured as the difference between the carrying amount of the asset and the discounted future cash flows it may generate, is calculated and recorded. The Company recorded impairments of tangible fixed assets of $218,950, $9,598,508, and $2,910,067 for the years ended June 30, 2015, 2014, and 2013, respectively.
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
During the annual test of Goodwill for the fiscal year ended June 30, 2014, management evaluated a number of factors in the business environment which were determined to have had a depressing effect upon the market value of the Company. The factors included a three year downward trend in enrollments and corresponding revenues combined with relatively flat revenue forecasts, and continued negative press and heightened scrutiny by various governmental agencies and officials toward proprietary schools in general.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Goodwill and Other Intangible Assets (Continued)
As a result of additional testing, the implied fair value of Goodwill at June 30, 2014, was $0. Accordingly, an impairment charge to the carrying value of Goodwill in the amount of $28,582,562 was recorded in the consolidated statement of operations of EEG for the fiscal year ended June 30, 2014. There were no prior impairment charges or changes in the carrying amount of Goodwill.
Intangibles, not subject to amortization comprise Accreditation and a Non-Compete Agreement with Regis Corporation (“Regis”), an affiliated company, valued as of the acquisition dates of acquired schools. Intangibles, not subject to amortization are tested for impairment at least annually in the fourth quarter, or sooner if circumstances indicate necessity for earlier testing (Note 4).
Intangibles, net comprise the recorded values of Copyrights and Trade names, Below market rate leases, Business covenants, and Customer lists valued as of the acquisition date of acquired schools. These intangible assets have finite lives, and are stated at cost, net of accumulated amortization. Costs associated with extending or renewing these assets are expensed as incurred. These assets are amortized using a straight-line method over their estimated lives of 2 to 20 years (Note 4).
Prepublication Costs
The Company capitalizes all prepublication direct costs incurred in the physical production of master publication-ready textbooks. These costs include the cost of manuscripts, salaries of staff directly working on designing, writing and editing the master volumes, the costs of supplies, photography, models, expendable goods, rental and maintenance of facilities, depreciation and amortization of equipment and leasehold improvements used directly by the production staff, and costs of nonemployee translators, editors, and writers. The capitalization of prepublication costs ceases when the master volume textbook is ready for submission to a printing house for mass production of the text. Prepublication costs are amortized using the straight-line method over estimated lives of 5-7 years. Amortization expense related to prepublication costs for the years ended June 30 2015, 2014, and 2013, was $61,114, $24,408, and $286,261, respectively. The Company recorded an impairment of prepublication costs of $798,285 for the year ended June 30, 2013.
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
June 30, 2015, 2014, and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Income Taxes
The Company accounts for its income taxes using the asset and liability method which requires the establishment of deferred tax assets and liabilities for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and net operating loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance will be recognized (Note 8). The Company and its subsidiaries file a consolidated federal income tax return and certain consolidated state income tax returns where applicable.
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
Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $10,287,389, $11,248,526 and $9,246,949 for the years ended June 30, 2015, 2014, and 2013, respectively.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued a comprehensive new revenue recognition standard that will supersede nearly all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The standard is effective January 1, 2018, for a calendar year public entity. For non-public entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2018. A non-public entity may elect to apply this guidance earlier; however, not before an annual reporting period beginning after December 15, 2016. Management is evaluating this new guidance and does not believe adoption will have a material impact on its financial statements.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

1.	Nature of Operations and Summary of Significant Accounting Policies (Continued)
Recent Accounting Pronouncements (Continued)
In August 2014, the Financial Accounting Standards Board issued an update on going concern. Under Generally Accepted Accounting Principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Currently, there is no guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide a footnote disclosure. The auditor is required to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for a reasonable period of time not to exceed one year beyond the date of the financial statements being audited.

With this update, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within a year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, but the substantial doubt is alleviated as a result of consideration of management’s plan, the entity should disclose information that enables users of the financial statements to understand the critical elements of the situation.

If conditions or events raise substantial doubt about an entity’s ability to continue as a going concern, and substantial doubt is not alleviated after consideration of management’s plan, an entity should include a statement in the footnotes indicating that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.

The guidance in this update is effective for annual periods ending after December 15, 2016. Early application is permitted. Management is evaluating this new guidance and does not believe adoption will have a material impact on its financial statements.

2.	Restricted Cash
The Company has restricted cash from several sources. The U.S. Department of Education places restrictions on Title IV program funds held for students for unbilled educational services. As a trustee of these Title IV program funds, the Company is required to maintain and restrict these funds pursuant to the terms of our program participation agreement with the Department. In addition to the Title IV funds, the Company has a pledged certificate of deposit with a bank to secure all indebtedness arising from or related to a credit card agreement, and various amounts due to other entities. The amount of the indebtedness on the bank agreement is limited to a maximum of $250,000. See table below for a breakdown of what comprised restricted cash as of June 30, 2015, and 2014.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

2.    Restricted Cash (Continued)

	2015	2014
Certificate of deposit	$250,062	$—
Title IV program funds	2,180	225
State agencies student funds	16,090	12,092
Third party scholarship funds	113,000	—
Charitable contribution pledges	67,774	91,693
Other	137	69
Total restricted cash	$449,243	$104,079

3.	Property and Equipment, Net
Property and equipment consist of the following on June 30:

	2015	2014
Land	$900,000	$950,000
Building	200,000	415,000
Capital lease asset (Note 5)	8,200,000	8,200,000
Leasehold improvements	42,964,878	43,997,366
Furniture, fixtures, and equipment	24,832,102	26,558,285
Automotive equipment	275,235	349,809
Audio-video equipment	2,377,130	2,563,610
Signs	1,519,957	1,655,237
Construction in progress	577,327	1,263,836

Total cost	81,846,629	85,953,143

Less accumulated depreciation and
amortization	46,939,207	49,425,140

Property and equipment, net	$34,907,422	$36,528,003
The accumulated amortization of the capital lease asset was $1,810,390 and $1,384,416 at June 30, 2015, and 2014, respectively. Capitalized interest was $11,362, $32,690, and $107,149 for the years ended June 30, 2015, 2014, and 2013, respectively.

4.	Intangible Assets
Intangibles, not subject to amortization consist of the Accreditation of acquired schools amounting to $7,814,186 and a Non-compete agreement with Regis amounting to $890,000 at June 30, 2015, and 2014. Accreditation provides schools with the ability to participate in Title IV funding and is an indefinite-lived intangible asset due to the minimal requirements on the part of the Company to renew such status. The Non-compete agreement is effective as long as Regis continues holding an ownership interest in the Company. Accordingly, the asset is classified as an indefinite-lived asset. If Regis terminates its ownership interest, the carrying value of the asset will be amortized over its then remaining two year life.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

4.	Intangible Assets (Continued)
The Company recorded impairments to Accreditation in the amounts of $273,274 and $102,946 for the years ended June 30, 2014, and 2013, respectively. The valuation technique used to evaluate the fair market value was the income approach and the inputs were based on the projected income associated with the Accreditation assets. Accreditation impairment is recorded when accreditation will no longer be utilized or if the estimated fair market value is less than the carrying value.
The Company recorded an impairment of Trade name in the amount of $70,000 in the year ended June 30, 2013.
A summary of intangible assets subject to amortization at June 30 is as follows:

	2015
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,623,883	$2,601,200	$22,683
Below market rate leases	1,100,614	978,181	122,433
Business covenants	730,100	717,575	12,525
Customer lists	50,000	50,000	—

Total	$4,504,597	$4,346,956	$157,641

	2014
	Cost	Accumulated Amortization	Net Carrying Amount

Copyrights and trade names	$2,763,883	$2,738,358	$25,525
Below market rate leases	1,372,503	1,206,218	166,285
Business covenants	730,100	687,555	42,545
Customer lists	50,000	50,000	—

Total	$4,916,486	$4,682,131	$234,355

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

4. Intangible Assets (Continued)
Amortization of Intangibles
Amortization expense for the years ended June 30, 2015, 2014, and 2013, was $76,714, $92,210, and $145,686, respectively.
Estimated amortization expense related to intangibles for the next five years is as follows:

Years ending June 30:

2016	$46,901
2017	26,154
2018	15,596
2019	15,595
2020	12,289
Total	$116,535

5.	Capital Lease Obligation
The Company is obligated under a capital lease arrangement with an affiliated company for office space used in the Company’s operations. At June 30, 2015, the scheduled future minimum lease payments required under the capital lease and the present value of the net minimum lease payments are as follows:

Years ending June 30:
2016	$891,522
2017	891,522
2018	891,522
2019	891,522
2020	891,522
Thereafter	8,915,224

Total future minimum lease payments	13,372,834

Less amounts representing interest	6,104,181

Present value of minimum lease payments	7,268,653

Less current portion	237,559

Long-term obligation	$7,031,094

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

6.	Long-Term Debt
The Company has a credit facility with a bank maturing September 30, 2016. The maximum availability for borrowings or letters of credit under the facility is $20,000,000. Interest is payable monthly at one month Libor plus 250 basis points (2.69% at June 30, 2015). There were borrowings of $19,500,000 and $19,915,000 outstanding at June 30, 2015, and 2014, respectively. The Company was contingently liable to the bank for three irrevocable letters of credit totaling $500,000 and $85,000 at June 30, 2015, and 2014, respectively. The maximum borrowing availability on the credit facility is reduced by the amount of any outstanding letters of credit. The credit facility is collateralized by a pledge of substantially all of the Company’s assets.
The Company has a bank term loan (“Term Loan”). The Term Loan has a 120 month term with a final maturity of August 31, 2021. The Term Loan may be called by the lender on August 31, 2016. Interest is currently payable at a rate of 2.625% on the Term Loan. Long-term borrowings under the Term Loan were $1,142,677 and $1,363,840 as of June 30, 2015, and 2014, respectively. The current portion of these borrowings was $221,163 as of both June 30, 2015, and 2014. The Company will be required to pay $221,163 in equal annual installments in each of the next five years. The Term Loan is collateralized by substantially all of the Company’s assets.
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

7.	Deferred Compensation
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

8.	Income Taxes
The components of pretax (loss) income from continuing operations for the years ended June 30 are as follows:

	2015	2014	2013

U.S.	$(4,112,876)	$(33,964,396)	$5,026,708

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

8.	Income Taxes (Continued)
The provision (benefit) for income taxes for the years ended June 30 is comprised of the following:

	2015	2014	2013
Current
Federal	$(1,570,540)	$(157,680)	$2,054,682
State	197,006	(334,799)	551,078
Deferred
Federal	10,264,661	(5,698,153)	106,827
State	3,733,938	(1,074,554)	(44,822)

Total	$12,625,065	$(7,265,186)	$2,667,765
During fiscal year 2015, the impacts from the decline in student enrollments have had a negative impact on the Company’s financial performance. Due to losses incurred in recent years, the Company was no longer able to conclude that it was more likely than not that the deferred tax assets would be fully realized and established a valuation allowance on the deferred tax assets.

Fiscal Year 2015
Balance, June 20, 2014	$—
Establishment of valuation allowance on deferred tax assets	12,564,735
Changes to deferred tax asset valuation allowance	126,461
Balance, June 30, 2015	$12,691,196
The Company will continue to assess its ability to realize its deferred tax assets on a quarterly basis and will reverse the valuation allowance and record a tax benefit when the Company generates sufficient, sustainable pretax earnings to make the realizability of the deferred tax assets more likely than not.

The difference between the expected income tax determined by applying the statutory income tax rate and the actual income tax is primarily attributed to state income taxes and nondeductible expenses.
Deferred tax assets (liabilities) are as follows at June 30:

	2015	2014

Current assets	$3,752,805	$3,135,326
Less: valuation allowance	(3,752,805)	—
Net current deferred income taxes	—	3,135,326

Noncurrent assets	8,938,391	11,043,038
Less: valuation allowance	(8,938,391)	—
Net noncurrent deferred income taxes	$—	$11,043,038

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

8.	Income Taxes (Continued)
A reconciliation of the statutory U.S. federal income tax rate to our effective income tax rates for continuing operations for the years ended June 30 are as follows:

	2015	2014	2013

Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	34.0%
State and local income taxes	6.6%	(2.4)%	10.8%
Nondeductible goodwill	—	15.7%	—
Deferred tax valuation allowance	308.6%	—	—
Business Interruption insurance proceeds	—	—	5.8%
Estimate to actual rate true up	19.6%	—	—
Other	6.2%	(0.7)%	2.5%
Effective income tax rate	307.0%	(21.4)%	53.1%
The effective tax rate for period ended June 30, 2015, included $12,691,196 of a deferred tax valuation allowance which increased the effective tax rate by approximately 308.6 percent. The effective tax rate was also increased by 19.6 percent related to the estimate to actual state tax rate true up for period ended June 30, 2015. The effective tax rate for the year ended June 30, 2014, included a $15.2 million non-deductible Goodwill impairment charge which decreased the negative effective tax rate by approximately 15.7 percent. The effective tax rate for the year ended June 30, 2013, increased approximately 5.8 percent related to the receipt of $748,026 in business interruption insurance proceeds which had been recognized in the preceding year’s financial statements.
The components of the net deferred tax assets and liabilities as of June 30 are as follows:

	2015	2014
Deferred tax assets:
Deferred rent	$2,681,882	$1,681,362
Payroll and payroll related costs	860,321	1,063,691
Allowance for doubtful accounts	3,377,935	2,668,017
State deferred bonus depreciation	722,034	876,271
Depreciation and amortization	1,422,115	4,507,000
Capital lease	2,858,920	3,005,350
Other	767,989	376,673
Less: valuation allowance	(12,691,196)	—
Total deferred income taxes assets	$—	$14,178,364
As of June 30, 2015, 2014, and 2013, there were no unrecognized tax benefits that, if recognized, would significantly affect the Company's effective tax rate. Also, as of June 30, 2015, 2014, and 2013, there were no material penalties and interest recognized in the statement of income, nor does the Company foresee a change in its material tax positions that would give rise to the non-recognition of an existing tax benefit during the forthcoming twelve months.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

8.	Income Taxes (Continued)
Tax returns filed with the Internal Revenue Service and state taxing authorities are subject to review. The Company’s federal and state income tax returns filed for 2011 and prior are no longer subject to examination by federal or state taxing authorities.
9. Profit Sharing Plan
The Company sponsors a 401(k) savings and profit sharing plan. The Company made contributions to the plan of $309,422, $319,307 and $319,646 during the years ended June 30, 2015, 2014, and 2013, respectively.

10.	Stock Transactions
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
Preferred Stock
The Company has authorized the following preferred stock:

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

10.	Stock Transactions (Continued)
Preferred Stock (Continued)
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
No Series A or B preferred stock was issued and outstanding on June 30, 2015, or 2014.

11.	Commitments
The Company leases buildings for its school operations, administrative offices, and a storage area under noncancellable operating leases expiring in various years through June 2030. Rent expense was $14,811,929, $14,915,571, and $14,451,557 for the years ended June 30, 2015, 2014, and 2013, respectively.
Minimum future rental payments over the primary terms of the Company’s leases as of June 30, 2015, for each of the next five years and in aggregate are:

Years ending June 30:

2016	$14,018,945
2017	12,863,796
2018	11,948,785
2019	9,588,790
2020	6,462,633
Thereafter	12,406,476

Total minimum future rental payments	$67,289,425
Certain operating lease agreements contain scheduled rent increases. In accordance with generally accepted accounting principles, this rent has been accounted for on a straight-line basis. The difference between the straight-line basis and the amount of rent paid is recorded as a noncurrent liability, deferred rent.
12. School Closing Charges and Severance Costs

EEG closed 12 schools during the fiscal year ended June 30, 2015. Nine of the school closures were in advance of the lease end dates and EEG recorded future rental obligations, net of future sublease revenues, totaling $3,217,347 related to these school closings. These charges are reported in the Statement of Operations as Operating Expenses in the Cost of educational services value. At June 30, 2015, the accrued liability of the net future lease costs, reported under the balance sheet caption of Deferred Rents, had a carrying value of $2,634,351. Severance costs related to these school closings totaled $515,020 and are reported in the Statement of Operations as Operating Expenses in the Cost of educational services value.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

13.	Related Party Transactions
There were no purchases of supplies or payments of interest to Regis for the years ended June 30, 2015, or 2014. For the year ended June 30, 2013, purchases of supplies from Regis totaled $369,236, and interest expense to Regis totaled $89,174. There is no amount due to or from Regis at June 30, 2015, or 2014.
The Company is also affiliated with Schoeneman Realty Company (a Partnership) because of common ownership and control.
The Company recognized interest expense of $589,463, $600,466, and $617,633 under a capital lease arrangement with Schoeneman Realty Company for the years ended June 30, 2015, 2014, and 2013, respectively (Note 5). Principal payments on this lease amounted to $244,149, $225,683 and $208,647 for the years ended June 30, 2015, 2014, and 2013, respectively. Interest expense accrued related to the capital lease was $55,312, $49,478, and $50,832 as of June 30, 2015, 2014, and 2013, respectively. This is included in accrued expenses.

14.	Contingencies
The Company has been named a co-defendant in a lawsuit filed in New York State which seeks class action status. While management believes the Company will successfully defend itself in this lawsuit, the ultimate outcome and legal costs to defend the Company may be material to the future financial results of the Company, and are undeterminable at this time. As such, no accruals have been recognized in the accompanying consolidated financial statements.
The Company has been named a co-defendant and defendant in lawsuits filed in New Jersey and Pennsylvania, respectively. Each of the suits seek class action status. While management believes the Company will successfully defend itself in these lawsuits, the ultimate outcome and legal costs to defend the Company may be material to the future financial results of the Company, and are undeterminable at this time. As such, no accruals have been recognized in the accompanying consolidated financial statements.
The Company has, from time to time, been involved in routine litigation incidental to the conduct of business. The Company does not believe there are any other existing litigation matters which could have a material adverse effect on the Company’s financial condition.
An estimated liability in the amount of $265,666 at June 30, 2015, 2014, and 2013, related to the estimated amount of Title IV funding that may be required to be refunded to the U.S. Department of Education, has been recorded, and is included in accrued expenses. This amount represents management’s estimated exposure related to the disbursement of federal student financial aid, at five separate schools, on student accounts that were found to have unacceptable documentation. These matters have been reported to the U.S. Department of Education.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

15.	Concentrations of Credit Risk
A material amount of the Company’s revenue is derived from student tuition which has been funded or guaranteed by federal or state governments. A change in government funding under the Higher Education Act could have a significant impact on the Company’s revenues.
The Company maintains its cash accounts in various commercial banks. Accounts are insured by the Federal Deposit Insurance Corporation to $250,000.

16.	Stock Options
On July 1, 2008, three executives were granted stock options for the purchase of 10 shares under the EEG, Inc. 2008 Non-Qualified Stock Option Plan. These options were granted in replacement of vested options under the Empire Beauty School, Inc. 2003 - 2004 Fiscal Year Stock Options Plan. Empire Beauty School, Inc. was a predecessor to the Company. The options were fully vested on July 1, 2008, and were exercised on September 30, 2013.
On July 1, 2008, four executives were granted stock options under the EEG, Inc. 2008 Non-Qualified Stock Option Plan for the purchase of 50 shares of common stock. These options are fully vested but could not be exercised prior to August 14, 2014, except under limited conditions as specified in the plan. These options expire on March 20, 2018.
The estimated fair value of options granted has been determined as of the date of grant using the Black-Scholes option pricing model. Expected volatility was determined using a publicly traded education segment index. The expected term of the options represented the estimated duration until exercise date. The risk-free rate in the model was 4.6%.
Option activity as June 30, 2015, was as follows:

	Number of Shares	Exercise Price (per share)	Remaining Contractual Life (per share)
Outstanding, June 30, 2014	50	$129,400	4.00
Less: Options cancelled after vesting, September 26, 2014	10	$129,400	0.00
Total Outstanding, June 30, 2015	40	$129,400	3.00

Weighted Average fair value of options granted:	$55,929
Option Price Range (Fair Value):	$45,233 - $109,408
Equity compensation costs for the years ended June 30, 2015, 2014, and 2013 were $30,981, $371,777, and $375,542, respectively.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

17. Fair Value of Financial Instruments
The carrying amount and estimated fair value of the Company's financial instruments are as follows at June 30:

	2015		2014
	Carrying Value	Fair Value	Carrying Amount	Fair Value
Assets:
Cash, cash
equivalents, and restricted cash	$34,604,054	$34,604,054	$37,995,848	$37,995,848
Accounts
receivable, net	6,448,514	6,448,514	3,332,905	3,332,905
Accounts
receivable, affiliates	45,859	N/A	17,165	N/A
Liabilities:
Long Term
Debt, other	20,863,840	20,863,840	21,500,003	21,500,003
Accounts
payable, trade	2,389,701	2,389,701	2,977,521	2,977,521
Deferred rent	2,634,351	2,634,351	N/A	N/A
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

▪
Deferred rent - the values are the component of Deferred Rent liability which represents the carrying value and estimated fair value of the future rent liabilities associated with school closings in advance of lease terminations. These values have been determined via discounted cash flow models and are classified as level 3 Fair Value Measurements.

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

18. Fair Value Measurements
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

Level 3 -Valuations derived by models where one or more material assumptions are unobservable in an active market.

Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2015, are as follows:

Description	Value	Level 3	Impairment
Long-lived assets(1)	$—	$—	$218,950
Deferred rent(2)	$2,634,351	$2,634,351	N/A
(1) Long-lived assets with a carrying amount of $218,950 were written down to their implied fair values resulting in an impairment charge of $218,950 (Note 1).
(2) The fair value estimate of future rent obligations of school sites closed in advance of lease terminations were determined under discounted cash flow models and are included as a component of Deferred Rent liability (Note 12).

Asset groups containing values measured, and presented on a non-recurring fair value basis at June 30, 2014, are as follows:

Description	Value	Level 3	Impairment
Goodwill(1)	$—	$—	$28,582,562
Intangibles, not subject to amortization(2)	$8,704,186	$8,704,186	$273,274
Long-lived assets(3)	$139,763	$139,763	$9,598,508
(1) Goodwill with a carrying amount of $28,582,562 was written down to its implied fair value resulting in an impairment charge of $28,582,562 (Note 4).
(2) Intangibles, not subject to amortization with a carrying amount of $8,977,460 were written down to their implied fair values resulting in an impairment charge of $273,274 (Note 3).
(3) Long-lived assets with a carrying amount of $9,738,271 were written down to their implied fair values resulting in an impairment charge of $9,598,508 (Note 1).

EEG, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
June 30, 2015, 2014, and 2013

19. Business Interruption Insurance
The Company maintains insurance for both property damage and business interruption relating to catastrophic events. Business interruption coverage covers lost profits and other costs incurred.
On June 25, 2011, the Brooklyn location suffered fire damage when a fire destroyed the building in which the school held its operations. The site reopened in June 2013. The Company received $388,870 and $386,968 in lost profits in the years ended June 30, 2015, and 2013, respectively. This amount is included in miscellaneous income on the consolidated statement of operations.

