Form 10-Q
period 2015-09-30
REGIS CORP
filed 2015-10-29
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 22, 2015:

Common Stock, $.05 par value	48,022,686
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	September 30, 2015 (Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$176,780	$212,279
Receivables, net	24,247	24,631
Inventories	140,333	128,610
Other current assets	62,496	62,762
Total current assets	403,856	428,282

Property and equipment, net	206,261	218,157
Goodwill	416,057	418,953
Other intangibles, net	16,240	17,069
Investment in affiliates	14,453	15,321
Other assets	63,506	64,233

Total assets	$1,120,373	$1,162,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current	$—	$2
Accounts payable	74,125	63,302
Accrued expenses	146,803	153,362
Total current liabilities	220,928	216,666

Long-term debt	120,000	120,000
Other noncurrent liabilities	198,906	197,905
Total liabilities	539,834	534,571
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 50,338,680 and 53,664,366 common shares at September 30, 2015 and June 30, 2015, respectively	2,517	2,683
Additional paid-in capital	256,660	298,396
Accumulated other comprehensive income	5,234	9,506
Retained earnings	316,128	316,859

Total shareholders’ equity	580,539	627,444

Total liabilities and shareholders’ equity	$1,120,373	$1,162,015

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three Months Ended September 30, 2015 and 2014
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended September 30,
	2015	2014
Revenues:
Service	$350,161	$364,742
Product	87,976	88,762
Royalties and fees	11,993	11,047
	450,130	464,551
Operating expenses:
Cost of service	217,768	223,687
Cost of product	43,036	44,977
Site operating expenses	47,828	51,572
General and administrative	44,548	45,185
Rent	74,819	77,696
Depreciation and amortization	17,855	22,188
Total operating expenses	445,854	465,305

Operating income (loss)	4,276	(754)

Other (expense) income:
Interest expense	(2,354)	(3,098)
Interest income and other, net	944	(127)

Income (loss) before income taxes and equity in (loss) income of affiliated companies	2,866	(3,979)

Income taxes	(2,816)	(6,256)
Equity in (loss) income of affiliated companies, net of income taxes	(858)	392

Net loss	$(808)	$(9,843)

Net loss per share:
Basic and diluted	$(0.02)	$(0.18)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	52,793	55,743

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three Months Ended September 30, 2015 and 2014
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Net loss	$(808)	$(9,843)
Other comprehensive loss:
Foreign currency translation adjustments during the period	(4,272)	(4,622)
Other comprehensive loss	(4,272)	(4,622)
Comprehensive loss	$(5,080)	$(14,465)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Three Months Ended September 30, 2015 and 2014
(Dollars in thousands)

	Three Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(808)	$(9,843)
Adjustments to reconcile net loss to net cash provided by:
Depreciation and amortization	15,205	18,122
Equity in loss (income) of affiliated companies	858	(392)
Deferred income taxes	1,727	4,619
Gain on sale of salon assets	(407)	—
Salon asset impairment	2,650	4,066
Stock-based compensation	2,508	1,781
Amortization of debt discount and financing costs	337	618
Other non-cash items affecting earnings	8	343
Changes in operating assets and liabilities, excluding the effects of asset sales	(10,224)	(3,281)
Net cash provided by operating activities	11,854	16,033

Cash flows from investing activities:
Capital expenditures	(8,611)	(11,629)
Proceeds from sale of assets	684	4
Change in restricted cash	(682)	—
Net cash used in investing activities	(8,609)	(11,625)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(2)	(173,740)
Repurchase of common stock (1)	(38,418)	(21,529)
Net cash used in financing activities	(38,420)	(195,269)

Effect of exchange rate changes on cash and cash equivalents	(324)	(1,509)

Decrease in cash and cash equivalents	(35,499)	(192,370)

Cash and cash equivalents:
Beginning of period	212,279	378,627
End of period	$176,780	$186,257

_____________________________

(1)
During the three months ended September 30, 2015, the Company repurchased approximately 3.4 million shares of common stock for $43.7 million, of which $5.3 million had not been paid for as of September 30, 2015.

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of September 30, 2015 and for the three months ended September 30, 2015 and 2014, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of September 30, 2015 and its consolidated results of operations, comprehensive loss and cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

The Condensed Consolidated Balance Sheet data for June 30, 2015 was derived from audited Consolidated Financial Statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). The unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

Stock-Based Employee Compensation:

During the three months ended September 30, 2015, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs), and performance share units (PSUs). During the three months ended September 30, 2015, the volatility assumption was updated from 38% to 30%. Otherwise there were no significant changes to the assumptions or methodology used in calculating the fair value of SARs. All grants relate to stock incentive plans approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

Three Months Ended September 30, 2015
Restricted stock units	260,090
Equity-based stock appreciation rights	690,461
Performance share units (1)	410,153
_______________________________________________________________________________

(1)	Includes 118,967 incremental performance share units earned in connection with the achievement of fiscal year 2015 performance metrics.

Total compensation cost for stock-based payment arrangements totaled $2.5 and $1.8 million of the three months ended September 30, 2015 and 2014, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, whenever events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the assets' estimated fair value. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $2.7 and $4.1 million have been recorded within depreciation and amortization in the Consolidated Statement of Operations for the three months ended September 30, 2015 and 2014, respectively.

Revisions:
Following is a summary of the impact the revisions had on net loss:

Three Months Ended September 30, 2014
(Dollars in thousands)
Net loss, as reported	$(9,052)
Revisions:
Deferred rent, pre-tax (1)	(227)
Previous out of period items, pre-tax (2)	80
Tax impact	(644)
Total revision impact	(791)

Net loss, as revised	$(9,843)
_______________________________________________________________________________

(1)
The Company recognizes rental expense on a straight-line basis at the time the leased space becomes available to the Company. As disclosed in Note 1 of the Form 10-K for the fiscal year ended June 30, 2015, during the fourth quarter of fiscal year 2015, the Company determined its deferred rent balance was understated. Accordingly, the unaudited Condensed Consolidated Financial Statements have been revised to correctly state its deferred rent balances and rent expense. This revision had no impact on cash provided by operations or cash and cash equivalents for the quarter.

(2)
Also, in the fourth quarter of fiscal year 2015, the Company revised certain prior year amounts to correctly recognize understatements of self-insurance accruals. This revision had no impact on cash provided by operations or cash and cash equivalents for the quarter.

The Company assessed the materiality of these misstatements on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the unaudited Condensed Consolidated Financial Statements as of September 30, 2014, which are presented herein, have been revised. The following are selected line items from the Company's unaudited Condensed Consolidated Financial Statements illustrating the effect of these revisions:

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	(Dollars in thousands, except per share data)
	Three Months Ended September 30, 2014
	As Previously Reported	Revision	As Revised
Site operating expenses	$51,652	$(80)	$51,572
Rent	77,469	227	77,696
Loss before income taxes and equity in income of affiliated companies	(3,832)	(147)	(3,979)
Income taxes	(5,612)	(644)	(6,256)
Net loss	$(9,052)	$(791)	$(9,843)

Net loss per share:
Basic and diluted earnings per share(1)	$(0.16)	$(0.01)	$(0.18)
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

	CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
	(Dollars in thousands)
	Three Months Ended September 30, 2014
	As Previously Reported	Revision	As Revised
Net loss	$(9,052)	$(791)	$(9,843)
Comprehensive loss	$(13,674)	$(791)	$(14,465)

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	(Dollars in thousands)
	Three Months Ended September 30, 2014
	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(9,052)	$(791)	$(9,843)
Deferred income taxes	4,059	560	4,619
Changes in operating assets and liabilities, excluding the effects of acquisitions	(3,512)	231	(3,281)
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

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The guidance is effective for the Company in the first quarter of fiscal year 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of September 30, 2015, the Company's ownership interest in EEG was 54.6% and the carrying amount of the Company's investment in EEG was $13.9 million. During the three months ended September 30, 2015 and 2014, the Company recorded $(0.9) and $0.4 million, respectively, of equity (loss) earnings related to its investment in EEG.

The Company utilized consolidation of variable interest entities guidance to determine whether or not its investment in EEG was a variable interest entity (VIE), and if so, whether the Company was the primary beneficiary of the VIE. The Company concluded EEG was not a VIE based on the fact that EEG had sufficient equity at risk. The Company accounts for EEG as an equity investment under the voting interest model, as the Company has granted the other shareholder of EEG an irrevocable proxy to vote a certain number of the Company’s shares such that the other shareholder of EEG has voting control of 51.0% of EEG’s common stock, as well as the right to appoint four of the five members of EEG’s Board of Directors.

Due to economic, regulatory and other factors, including declines in enrollment, revenue and profitability in the for-profit secondary educational market, the Company may be required to record additional non-cash impairment charges related to its investment in EEG and such non-cash impairments could be material to the Company's consolidated balance sheet and results of operations. The exposure to loss related to the Company's involvement with EEG is the carrying value of this investment.

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended September 30,
	2015	2014
(Unaudited)	(Dollars in thousands)
Gross revenues	$35,941	$40,593
Gross profit	8,437	11,370
Operating (loss) income	(1,471)	479
Net (loss) income	(1,553)	442

3.	EARNINGS PER SHARE:

The Company’s basic earnings per share is calculated as net income (loss) divided by weighted average common shares outstanding, excluding unvested outstanding restricted stock awards, RSUs and PSUs. The Company’s diluted earnings per share is calculated as net income divided by weighted average common shares and common share equivalents outstanding, which includes shares issued under the Company’s stock-based compensation plans. Stock-based awards with exercise prices greater than the average market price of the Company’s common stock are excluded from the computation of diluted earnings per share. In fiscal year 2015, the Company’s diluted earnings per share would have reflected the assumed conversion under the Company’s convertible debt, if the impact was dilutive, along with the exclusion of interest expense, net of taxes.

For the three months ended September 30, 2015 and 2014, 217,501 and 143,749, respectively, of common stock equivalents of potentially dilutive common stock were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 835,822 and 1,681,508 of stock-based awards during the three months ended September 30, 2015 and 2014, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding for the three months ended September 30, 2014 also excluded 1,845,053 shares from convertible debt as they were not dilutive.

4.    SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $41.7 million decrease in additional paid-in capital during the three months ended September 30, 2015 was primarily due to $43.7 million of common stock repurchases, partly offset by $2.5 million of stock-based compensation.

During the three months ended September 30, 2015, the Company repurchased 3,419,057 shares for $43.7 million under a previously approved stock repurchase program. At September 30, 2015, $67.3 million remains outstanding under the approved stock repurchase program, which includes an additional $50.0 million authorized by the Board of Directors in September 2015.

5.	INCOME TAXES:

During the three months ended September 30, 2015 and 2014, the Company recognized tax expense of $2.8 and $6.3 million, respectively, with corresponding effective tax rates of 98.3% and (157.2)%.

The recorded tax expense and effective tax rate for the three months ended September 30, 2015 and 2014 were different than what would normally be expected primarily due to non-cash tax expense relating to tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. This non-cash tax expense will continue as long as we have a valuation allowance in place and will cause our effective tax rate to fluctuate from quarter to quarter.

The Company’s U.S. federal income tax returns for the fiscal years 2010 through 2014 are currently under audit by the Internal Revenue Service (IRS). All earlier tax years are closed to examination. The Company has outstanding audit issues with the IRS for fiscal years 2010 and 2011 for which the IRS has proposed adjustments. The Company believes its income tax positions will be sustained and intends to vigorously defend the positions that are currently with the IRS Appeals Division. With limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2011.

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. In September 2015, the court denied the plaintiff's motion for an award of fees. The plaintiff has 60 days to appeal the court's decision.

See Note 5 to the unaudited Condensed Consolidated Financial Statements for discussion regarding certain issues that have resulted from the IRS' audit of fiscal 2010 and 2011. In addition, the Company is currently under payroll tax examination by the IRS for calendar years 2012 and 2013.

7.	GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	September 30, 2015			June 30, 2015
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$669,718	$(253,661)	$416,057	$672,614	$(253,661)	$418,953
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________

(2)	See Note 10 to the unaudited Condensed Consolidated Financial Statements.

(3)	The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	September 30, 2015			June 30, 2015
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$8,027	$(3,468)	$4,559	$8,415	$(3,551)	$4,864
Franchise agreements	9,648	(6,732)	2,916	10,093	(6,934)	3,159
Lease intangibles	14,529	(8,097)	6,432	14,601	(7,960)	6,641
Other	5,961	(3,628)	2,333	6,115	(3,710)	2,405
	$38,165	$(21,925)	$16,240	$39,224	$(22,155)	$17,069
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets relates to foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts Outstanding
	Maturity Dates	Interest Rate	September 30, 2015	June 30, 2015
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$—
Senior term notes	2018	5.75	120,000	120,000
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	—	2
			120,000	120,002
Less current portion			—	(2)
Long-term portion			$120,000	$120,000

Convertible Senior Notes

In July 2014, the Company settled its $172.5 million 5.0% convertible senior notes in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year. Interest expense related to the 5.0% contractual interest coupon and amortization of the debt discount was $0.4 and $0.3 million for the three months ended September 30, 2014, respectively.

Senior Term Notes

In November 2013, the Company issued $120.0 million aggregate principal amount of 5.75% senior notes due December 2017 (Senior Term Notes). Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Term Notes are unsecured and not guaranteed by any of the Company's subsidiaries or any third parties.

Revolving Credit Facility

As of September 30, 2015 and June 30, 2015, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $2.1 million at September 30, 2015 and June 30, 2015, primarily related to the Company's self-insurance program. Unused available credit under the facility at September 30, 2015 and June 30, 2015 was $397.9 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended September 30, 2015.

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

As of September 30, 2015 and June 30, 2015, the Company’s cash, cash equivalents, receivables, accounts payable and debt approximated their carrying values. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

During the three months ended September 30, 2015, the Company recorded $2.7 million of long-lived asset impairment charges. See Note 1 to the unaudited Condensed Consolidated Financial Statements. This impairment charge is based on fair values using Level 3 inputs.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of September 30, 2015, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,899	2,374	8,273
North American Premium	735	—	735
International	349	—	349
Total	6,983	2,374	9,357

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Revenues:
North American Value	$348,971	$354,376
North American Premium	73,155	79,035
International	28,004	31,140
	$450,130	$464,551
Operating income (loss) (1):
North American Value	$30,549	$29,156
North American Premium	(2,423)	(4,560)
International	106	630
Total segment operating income	28,232	25,226
Unallocated Corporate	(23,956)	(25,980)
Operating income (loss)	$4,276	$(754)
_____________________________

(1)	Amounts for fiscal year 2015 have been revised. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of our financial statements with a narrative from the perspective of our management on our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This MD&A should be read in conjunction with the MD&A included in our June 30, 2015 Annual Report on Form 10-K and other documents filed or furnished with the Securities and Exchange Commission (SEC) during the current fiscal year.

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

As of September 30, 2015, we owned, franchised or held ownership interests in 9,564 worldwide locations. Our locations consisted of 9,357 system-wide North American and International salons, and 207 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of September 30, 2015, we had approximately 48,000 corporate employees worldwide.

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

Our significant accounting policies can be found in Note 1 to the Consolidated Financial Statements contained in Part II, Item 8 of the June 30, 2015 Annual Report on Form 10-K, as well as Note 1 to the unaudited Condensed Consolidated Financial Statements contained within this Quarterly Report on Form 10-Q. We believe the accounting policies related to investment in affiliates, the valuation of goodwill, the valuation and estimated useful lives of long-lived assets, estimates used in relation to tax liabilities and deferred taxes and legal contingencies are most critical to aid in fully understanding and evaluating our reported financial condition and results of operations. Discussion of each of these policies is contained under “Critical Accounting Policies” in Part II, Item 7 of our June 30, 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent accounting pronouncements are discussed in Note 1 to the unaudited Condensed Consolidated Financial Statements.

RESULTS OF OPERATIONS

Explanations are primarily for North American Value, unless otherwise noted.

Prior year amounts for the three months ended September 30, 2014 and 2013 have been revised. The following is a summary of the impact of revisions on net loss for the three months ended September 30, 2014. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further detail regarding these revisions:

Three Months Ended September 30, 2014
(Dollars in thousands)
Net loss, as reported	$(9,052)
Revisions:
Deferred rent, pre-tax (1)	(227)
Previous out of period items, pre-tax (2)	80
Tax impact	(644)
Total revision impact	(791)

Net loss, as revised	$(9,843)
_______________________________________________________________________________

(1)
The Company recognizes rental expense on a straight-line basis at the time the leased space becomes available to the Company. During the fourth quarter of fiscal year 2015, the Company determined its deferred rent balance was understated. Accordingly, the Condensed Consolidated Financial Statements have been revised to correctly state its deferred rent balances and rent expense. This revision had no impact on cash provided by operations or cash and cash equivalents for the quarter.

(2)
Also, in the fourth quarter of fiscal year 2015, the Company revised certain prior year amounts to correctly recognize understatements of self-insurance accruals. This revision had no impact on cash provided by operations or cash and cash equivalents for the quarter.

Condensed Consolidated Results of Operations (Unaudited)

The following table sets forth, for the periods indicated, certain information derived from our unaudited Condensed Consolidated Statement of Operations. The percentages are computed as a percent of total consolidated revenues, except as otherwise indicated.

	For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$350.2	$364.7	77.8%	78.5%	(70)	(80)
Product revenues	88.0	88.8	19.5	19.1	40	60
Franchise royalties and fees	12.0	11.0	2.7	2.4	30	20

Cost of service (1)	217.8	223.7	62.2	61.3	90	80
Cost of product (2)	43.0	45.0	48.9	50.7	(180)	30
Site operating expenses	47.8	51.6	10.6	11.1	(50)	—
General and administrative	44.5	45.2	9.9	9.7	20	20
Rent	74.8	77.7	16.6	16.7	(10)	(30)
Depreciation and amortization	17.9	22.2	4.0	4.8	(80)	(30)

Interest expense	2.4	3.1	0.5	0.7	(20)	(30)
Interest income and other, net	0.9	(0.1)	0.2	—	20	(10)

Income tax expense (3)	(2.8)	(6.3)	98.3	(157.2)	N/A	N/A
Equity in (loss) income of affiliated companies, net of income taxes	(0.9)	0.4	(0.2)	0.1	(30)	(30)
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

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

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended September 30,
	2015	2014
	(Dollars in thousands)
North American Value salons:
SmartStyle	$128,054	$123,472
Supercuts	86,522	86,720
MasterCuts	27,396	30,052
Other Value	106,999	114,132
Total North American Value salons	348,971	354,376
North American Premium salons	73,155	79,035
International salons	28,004	31,140
Consolidated revenues	$450,130	$464,551
Percent change from prior year	(3.1)%	(0.9)%
Salon same-store sales increase (1)	0.7%	0.6%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended September 30,
Factor	2015	2014
Same-store sales	0.7%	0.6%
Closed salons	(2.9)	(2.3)
New stores and conversions	0.6	0.8
Foreign currency	(1.7)	(0.1)
Other	0.2	0.1
	(3.1)%	(0.9)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended September 30,
	2015	2014
SmartStyle	3.6%	3.5%
Supercuts	2.2	2.1
MasterCuts	(3.8)	(2.3)
Other Value	(0.2)	(0.4)
North American Value same-store sales	1.5	1.4
North American Premium same-store sales	(2.6)	(2.5)
International same-store sales	0.1	(0.3)
Consolidated same-store sales	0.7%	0.6%

The same-store sales increase of 0.7% during the three months ended September 30, 2015 was due to an increase of 2.1% in same-store transactions due to increased guest visits and improved execution as more of our service guests purchased retail product, partly offset by a decrease of 1.4% in average ticket. The Company constructed (net of relocations) and closed 91 and 238 company-owned salons, respectively, during the twelve months ended September 30, 2015 and sold (net of buybacks) 88 company-owned salons to franchisees during the same period.

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

Service Revenues

The $14.6 million decrease in service revenues during the three months ended September 30, 2015, was primarily due to closure of 238 company-owned salons, sale (net of buybacks) of 88 company-owned salons to franchisees during the twelve months ended September 30, 2015 and foreign currency fluctuations, partly offset by a same-store service sales increase of 0.3% and the construction (net of relocations) of 91 company-owned salons during the same period. The increase in same-store service revenues was primarily the result of an increase in average ticket of 1.4% due to a change in service mix and pricing, partly offset by a 1.1% decrease in same-store guest visits during the three months ended September 30, 2015.

The $7.0 million decrease in service revenues during the three months ended September 30, 2014 was primarily due to closure of 280 company-owned salons and sale (net of buybacks) of 31 company-owned salons to franchisees during the twelve months ended September 30, 2014, partly offset by the construction (net of relocations) of 126 company-owned salons during the same period. Same-store service sales were flat as compared to the prior year period. A 0.6% decrease in same-store guest visits was offset by an increase in average ticket of 0.6% during the three months ended September 30, 2014.

Product Revenues

The $0.8 million decrease in product revenues during the three months ended September 30, 2015 was primarily due to the closure of 238 company-owned salons, sale (net of buybacks) of 88 company-owned salons to franchisees during the twelve months ended September 30, 2015 and foreign currency fluctuations, partly offset by a same-store product sales increase of 2.4% and the construction (net of relocations) of 91 company-owned salons during the twelve months ended September 30, 2015. The increase in same-store product sales was primarily the result of a 3.6% increase in same-store transactions due to improved execution as more of our service guests purchased retail product, partly offset by a 1.2% decrease in average ticket.

The $2.0 million increase in product revenues during the three months ended September 30, 2014 was primarily due to a same-store product sales increase of 3.5% and the construction (net of relocations) of 126 company-owned salons during the twelve months ended September 30, 2014. The increase in same-store product sales was primarily the result of a 4.1% increase in same-store guest visits, partly offset by 0.6% decrease in average ticket. Partly offsetting the increase was the closure of 280 company-owned salons and sale (net of buybacks) of 31 company-owned salons to franchisees during the twelve months ended September 30, 2014.

Royalties and Fees

Total franchised locations open at September 30, 2015 were 2,374 as compared to 2,214 at September 30, 2014. The $0.9 million increase in royalties and fees for the three months ended September 30, 2015 was primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at September 30, 2014 were 2,214 as compared to 2,103 at September 30, 2013. The $0.9 million increase in royalties and fees for the three months ended September 30, 2014 was primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 90 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2015 was primarily the result of state minimum wage increases, stylist productivity, and higher health insurance costs, partly offset by lower field incentives.

The 80 basis point increase in cost of service as a percent of service revenues during the three months ended September 30, 2014 was primarily the result of higher field incentives as the Company lapped an incentive-lite year, state minimum wage increases and stylist productivity, partly offset by a decrease in health care costs due to lower participation levels compared to the prior year.

Cost of Product

The 180 basis point decrease in cost of product as a percent of product revenues during the three months ended September 30, 2015 was primarily due to improved salon-level inventory management and lapping of certain costs in the prior year quarter.

The 30 basis point increase in cost of product as a percent of product revenues during the three months ended September 30, 2014 was primarily due to the comparable period including a $0.8 million inventory write-down associated with standardizing plan-o-grams, partly offset by promotional activity and higher freight costs in the current period.

Site Operating Expenses

Site operating expenses decreased $3.7 million, or 50 basis points as a percent of consolidated revenues during the three months ended September 30, 2015 primarily due to a net reduction in salon counts, timing of certain marketing expenses, lower self-insurance costs and cost savings, partly offset by higher freight costs.

Site operating expenses decreased $0.5 million during the three months ended September 30, 2014. The decrease was primarily due to cost savings associated with utilities and telephone expense.

General and Administrative

General and administrative (G&A) decreased $0.6 million during the three months ended September 30, 2015 primarily due to lapping legal fees and certain costs in the prior year quarter, cost savings and foreign currency fluctuations. This decrease was partly offset by the impact of fiscal 2015’s earned performance shares, whereas the prior year quarter was not impacted in a similar fashion because performance shares were not earned in fiscal 2014 and planned strategic investments in Technical Education. As a percent of consolidated revenues, G&A increased 20 basis points during the three months ended September 30, 2015 due to negative leverage caused by reduced revenue associated with salon closures.

G&A increased $0.8 million, or 20 basis points as a percent of consolidated revenues during the three months ended September 30, 2014. The increase was primarily driven by planned strategic investments in Asset Protection and Human Resources, partly offset by cost savings.

Rent

Rent expense decreased $2.9 million and $1.7 million, or 10 and 30 basis points as a percent of consolidated revenues during the three months ended September 30, 2015 and 2014, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation.

Depreciation and Amortization

The $4.3 million or 80 basis point decrease in depreciation and amortization (D&A) as a percent of consolidated revenues during the three months ended September 30, 2015 was primarily due to salon closures and reduced salon asset impairments in the North American Value and Premium segments.

The $1.6 million or 30 basis point decrease in depreciation and amortization (D&A) as a percent of consolidated revenues during the three months ended September 30, 2014 was primarily due to lower fixed asset balances during the three months ended September 30, 2014 and store closures in the prior year. In addition, the prior period included accelerated depreciation expense for a leased building in connection with consolidating the Company’s headquarters recorded in the Unallocated Corporate segment. Partly offsetting the decrease in D&A for the three months ended September 30, 2014 was an increase in salon asset impairments in the North American Value and Premium segments.

Interest Expense

The $0.7 million or 20 basis point decrease in interest expense as a percent of consolidated revenues for the three months ended September 30, 2015 was primarily due to the settlement of the Company's $172.5 million convertible senior notes in July 2014.

The $1.4 million or 30 basis point decrease in interest expense as a percent of consolidated revenues for the three months ended September 30, 2014 was primarily due to the settlement of the Company's $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes the Company issued in November 2013.

Interest Income and Other, net

The $1.1 million or 20 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2015 was primarily due to gains on salon assets sold and interest income.

The $0.7 million or 10 basis point decrease in interest income and other, net as a percent of consolidated revenues during the three months ended September 30, 2014 was primarily due the comparable prior period including $0.5 million for dividends associated with the Yamano preferred stock redemption.

Income Taxes

During the three months ended September 30, 2015 and 2014, the Company recognized tax expense of $2.8 and $6.3 million, respectively, with corresponding effective tax rates of 98.3% and (157.2)%, respectively.

The recorded tax expense and effective tax rate for the three months ended September 30, 2015 and 2014 were different than what would normally be expected. The majority of the tax expense related to non-cash tax expense for tax benefits on certain indefinite-lived assets the Company cannot recognize for reporting purposes. The total tax expense expected for the year ended June 30, 2016 is approximately $8.0 million related to this matter; however, there will be variation from quarter to quarter as a result of how the effective tax rate is computed on an interim basis. This non-cash tax item will continue as long as the Company has a valuation allowance against most of its deferred tax assets. Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in (Loss) Income of Affiliated Companies, Net of Income Taxes

Equity in (loss) income of affiliated companies of $(0.9) million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively, was due to the Company's share of EEG's net (loss) income. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

Sources of Liquidity

Funds generated by operating activities, available cash and cash equivalents, and our borrowing agreements are our most significant sources of liquidity. We believe these sources of liquidity will be sufficient to sustain operations and to finance strategic initiatives for the next twelve months. However, in the event our liquidity is insufficient, we may be required to limit or delay our strategic initiatives. There can be no assurance we will continue to generate cash flows at or above current levels.

As of September 30, 2015, cash and cash equivalents were $176.8 million, with $157.0, $4.5 and $15.3 million within the United States, Canada, and Europe, respectively.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of September 30, 2015, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $2.1 million and unused available credit of $397.9 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At September 30, 2015, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the three months ended September 30, 2015, the Company repurchased approximately 3.4 million shares of common stock for $43.7 million at an average share price of $12.77, of which $5.3 million had not been paid for as of September 30, 2015.

Cash Flows

Cash Flows from Operating Activities

During the three months ended September 30, 2015, cash provided by operating activities of $11.9 million decreased by $4.2 million compared to the prior comparable period, primarily due to larger inventory build in the current period compared to the prior comparable period.

During the three months ended September 30, 2014, cash provided by operating activities of $16.0 million increased by $0.3 million compared to the prior comparable period, primarily as a result of improved working capital management, partly offset by decreases in revenues and operating income.

Cash Flows from Investing Activities

During the three months ended September 30, 2015 and 2014, cash used in investing activities of $8.6 million and $11.6 million, respectively, was primarily for capital expenditures.

Cash Flows from Financing Activities

During the three months ended September 30, 2015, cash used in financing activities of $38.4 million was for repurchases of common stock in accordance with the Company's capital allocation policy. During the three months ended September 30, 2014, cash used in financing activities of $195.3 million was primarily for repayments of long-term debt of $173.7 million and repurchases of common stock of $21.5 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 and Note 7 of the Notes to the Consolidated Financial Statements

included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point (Decrease) Increase (1)
September 30, 2015	17.1%	100
June 30, 2015	16.1%	(1,300)
_____________________________

(1)	Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 100 basis point increase in the debt to capitalization ratio as of September 30, 2015 compared to June 30, 2015, is primarily due to the repurchase of 3.4 million shares of common stock for $43.7 million during the three months ended September 30, 2015.

The basis point improvement in the debt to capitalization ratio as of June 30, 2015 compared to June 30, 2014 was primarily due to the $173.8 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes. This was partly offset by the repurchase of 3.1 million shares of common stock for $47.9 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In the first quarter of fiscal 2016, the Company's Board of Directors authorized an additional $50.0 million to be expended for repurchase of the Company's stock resulting in a total of $400.0 million authorized at September 30, 2015. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three months ended September 30, 2015, the Company repurchased 3,419,057 shares for $43.7 million. At September 30, 2015, $67.3 million remained outstanding under the approved stock repurchase program.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to execute on our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; changes in tax rates; the effect of changes to healthcare laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on management information systems; reliance on external vendors; changes in distribution channels of manufacturers; financial performance of our franchisees; internal control over the accounting for leases; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; financial performance of our investment in Empire Education Group; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There has been no material change to the factors discussed within Part II, Item 7A in the Company’s June 30, 2015 Annual Report on Form 10-K.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Securities Exchange Act of 1934, as amended (the "Exchange Act”), reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure.

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures continue to be ineffective as of September 30, 2015 due to the material weakness previously reported in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015, which has not yet been fully remediated.

As disclosed in our Form 10-K for the fiscal year ended June 30, 2015, the Company did not design and maintain effective controls over the accounting for leases. Specifically, controls were not designed at a level of precision or rigor sufficient to identify potential errors resulting from misinterpretation of key lease terms and dates, rent holidays and rent escalation clauses and related accounting rules. This material weakness resulted in errors in our accounting for leases and contributed to the revision of previously issued financial statements as more fully described in the Form 10-K for the fiscal year ended June 30, 2015. Until the material weakness is fully remediated, the Company could have material misstatements to the non-cash deferred rent account, and related accounts and disclosures which would not be prevented or detected.

Due to the material weakness reported as of June 30, 2015, management performed additional analyses and procedures to ensure our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q were presented fairly in conformity with generally accepted accounting principles and fairly present in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Plan for Remediation

The Company is beginning to implement changes to our internal control over financial reporting to remediate the identified control deficiencies. We have begun to take action on the following remediation steps disclosed in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015 to strengthen our overall internal control over accounting for leases:

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. In September 2015, the court denied the plaintiff's motion for an award of fees. The plaintiff has 60 days to appeal the court's decision.

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In the first quarter of fiscal 2016, the Company's Board of Directors authorized an additional $50 million to be expended for repurchase of the Company's stock resulting in a total of $400 million authorized at September 30, 2015. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three months ended September 30, 2015, the Company repurchased 3,419,057 shares for $43.7 million. As of September 30, 2015, a total accumulated 14.2 million shares have been repurchased for $332.7 million. At September 30, 2015, $67.3 million remained outstanding under the approved stock repurchase program.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

7/1/15 - 7/31/15	385,000	$15.25	11,133,351	$55,032
8/1/15 - 8/31/15	367,500	13.73	11,500,851	49,987
9/1/15 - 9/30/15	2,666,557	12.27	14,167,408	67,257
Total	3,419,057	$12.77	14,167,408	$67,257

Item 6.  Exhibits

Exhibit 31.1	President and Executive Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Executive Vice President and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32	Chief Executive Officer and Chief Financial Officer of Regis Corporation: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: October 29, 2015	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing of behalf of the registrant and as Principal Financial Officer)

Date: October 29, 2015	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)