Form 10-Q/A
period 2015-09-30
REGIS CORP
filed 2015-11-02
CIK 716643

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

EXPLANATORY NOTE
Regis Corporation (the "Company") is filing this Amendment No. 1 on Form 10-Q/A (this "Form 10-Q/A") to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, filed with the Securities and Exchange Commission on October 29, 2015 (the "Original Filing"), to correct a statement contained in Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operations-Condensed Consolidated Results of Operations (Unaudited)-Consolidated Revenues, as follows:

The first sentence in the first paragraph under the same-store sales by concept table incorrectly read, “The same-store sales increase of 0.7% during the three months ended September 30, 2015 was due to an increase of 2.1% in same-store transactions due to increased guest visits and improved execution as more of our service guests purchased retail product, partly offset by a decrease of 1.4% in average ticket.” This sentence should be replaced with the following sentence, “The same-store sales increase of 0.7% during the three months ended September 30, 2015 was due to an increase of 2.1% in average ticket, partly offset by a decrease of 1.4% in same-store transactions.”

The version of Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations which is being filed herewith has been revised to correct this statement and will replace the version of Part I-Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, contained in the Original Filing.

As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company's principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-Q/A.

The only change to the Original Filing is described above. No attempt has been made in this Form 10-Q/A to modify or update disclosure contained in the Original Filing. This Form 10-Q/A does not reflect events occurring after the date of the Original Filing or modify or update any related disclosures.

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

The same-store sales increase of 0.7% during the three months ended September 30, 2015 was due to an increase of 2.1% in average ticket, partly offset by a decrease of 1.4% in same-store transactions. The Company constructed (net of relocations) and closed 91 and 238 company-owned salons, respectively, during the twelve months ended September 30, 2015 and sold (net of buybacks) 88 company-owned salons to franchisees during the same period.

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

PART II — OTHER INFORMATION

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

REGIS CORPORATION

Date: November 2, 2015	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing of behalf of the registrant and as Principal Financial Officer)

Date: November 2, 2015	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)