Form 10-Q
period 2015-12-31
REGIS CORP
filed 2016-01-28
CIK 716643

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of January 21, 2016:

Common Stock, $.05 par value	47,294,647
Class	Number of Shares

REGIS CORPORATION

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

REGIS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in thousands, except share data)

	December 31, 2015 (Unaudited)	June 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$130,153	$212,279
Receivables, net	27,705	24,631
Inventories	141,934	128,610
Other current assets	63,497	62,762
Total current assets	363,289	428,282

Property and equipment, net	196,714	218,157
Goodwill	414,895	418,953
Other intangibles, net	15,677	17,069
Investment in affiliates	520	15,321
Other assets	63,737	64,233

Total assets	$1,054,832	$1,162,015

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Long-term debt and capital lease obligations, current	$—	$2
Accounts payable	60,515	63,302
Accrued expenses	144,346	153,362
Total current liabilities	204,861	216,666

Long-term debt	120,060	120,000
Other noncurrent liabilities	197,037	197,905
Total liabilities	521,958	534,571
Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, $0.05 par value; issued and outstanding 47,839,093 and 53,664,366 common shares at December 31, 2015 and June 30, 2015, respectively	2,392	2,683
Additional paid-in capital	226,597	298,396
Accumulated other comprehensive income	2,899	9,506
Retained earnings	300,986	316,859

Total shareholders’ equity	532,874	627,444

Total liabilities and shareholders’ equity	$1,054,832	$1,162,015

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
For The Three and Six Months Ended December 31, 2015 and 2014
(Dollars and shares in thousands, except per share data amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Service	$340,527	$350,322	$690,688	$715,064
Product	98,279	94,691	186,255	183,453
Royalties and fees	11,661	10,874	23,654	21,921
	450,467	455,887	900,597	920,438
Operating expenses:
Cost of service	216,672	219,219	434,440	442,906
Cost of product	50,384	48,830	93,420	93,807
Site operating expenses	47,405	45,369	95,233	96,941
General and administrative	47,400	46,667	91,948	91,852
Rent	74,459	76,890	149,278	154,586
Depreciation and amortization	17,030	19,583	34,885	41,771
Total operating expenses	453,350	456,558	899,204	921,863

Operating (loss) income	(2,883)	(671)	1,393	(1,425)

Other (expense) income:
Interest expense	(2,382)	(2,472)	(4,736)	(5,570)
Interest income and other, net	997	1,044	1,941	917

Loss before income taxes and equity in loss of affiliated companies	(4,268)	(2,099)	(1,402)	(6,078)

Income taxes	4,207	(2,592)	1,391	(8,848)
Equity in loss of affiliated companies, net of income taxes	(13,925)	(11,972)	(14,783)	(11,580)

Net loss	$(13,986)	$(16,663)	$(14,794)	$(26,506)

Net loss per share:
Basic and diluted	$(0.29)	$(0.30)	$(0.29)	$(0.48)

Weighted average common and common equivalent shares outstanding:
Basic and diluted	48,050	55,135	50,422	55,449

 The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS (Unaudited)
For The Three and Six Months Ended December 31, 2015 and 2014
(Dollars in thousands)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(13,986)	$(16,663)	$(14,794)	$(26,506)
Other comprehensive loss:
Foreign currency translation adjustments during the period	(2,335)	(4,223)	(6,607)	(8,845)
Other comprehensive loss	(2,335)	(4,223)	(6,607)	(8,845)
Comprehensive loss	$(16,321)	$(20,886)	$(21,401)	$(35,351)

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For The Six Months Ended December 31, 2015 and 2014
(Dollars in thousands)

	Six Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(14,794)	$(26,506)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	29,844	34,819
Equity in loss of affiliated companies	14,783	11,580
Deferred income taxes	(1,860)	6,359
Salon asset impairment	5,041	6,952
Gain on sale of salon assets	(625)	(529)
Stock-based compensation	4,970	4,038
Amortization of debt discount and financing costs	782	1,001
Other non-cash items affecting earnings	235	716
Changes in operating assets and liabilities, excluding the effects of asset sales	(26,478)	(801)
Net cash provided by operating activities	11,898	37,629

Cash flows from investing activities:
Capital expenditures	(15,670)	(22,493)
Proceeds from sale of assets	1,190	1,429
Change in restricted cash	(943)	—
Net cash used in investing activities	(15,423)	(21,064)

Cash flows from financing activities:
Repayments of long-term debt and capital lease obligations	(2)	(173,745)
Repurchase of common stock	(77,033)	(22,890)
Purchase of noncontrolling interest	(684)	—
Net cash used in financing activities	(77,719)	(196,635)

Effect of exchange rate changes on cash and cash equivalents	(882)	(2,737)

Decrease in cash and cash equivalents	(82,126)	(182,807)

Cash and cash equivalents:
Beginning of period	212,279	378,627
End of period	$130,153	$195,820

The accompanying notes are an integral part of the unaudited Condensed Consolidated Financial Statements.

REGIS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION OF UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited interim Condensed Consolidated Financial Statements of Regis Corporation (the Company) as of December 31, 2015 and for the three and six months ended December 31, 2015 and 2014, reflect, in the opinion of management, all adjustments necessary to fairly state the consolidated financial position of the Company as of December 31, 2015 and the consolidated results of its operations, comprehensive loss and its cash flows for the interim periods. Adjustments consist only of normal recurring items, except for any discussed in the notes below. The results of operations and cash flows for any interim period are not necessarily indicative of results of operations and cash flows for the full year.

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

Stock-Based Employee Compensation:

During the three and six months ended December 31, 2015, the Company granted various equity awards including restricted stock units (RSUs), equity-based stock appreciation rights (SARs) and performance share units (PSUs). During the six months ended December 31, 2015, the volatility assumption was updated from 38% to 30%. Otherwise there were no significant changes to the assumptions or methodology used in calculating the fair value of SARs. All grants relate to stock incentive plans that have been approved by the shareholders of the Company.

A summary of equity awards granted is as follows:

	For the Periods Ended December 31, 2015
	Three Months	Six Months
Restricted stock units	47,965	308,055
Equity-based stock appreciation rights	—	690,461
Performance share units (1)	—	410,153
_____________________________

(1)	Includes 118,967 incremental performance share units earned in connection with the achievement of fiscal year 2015 performance metrics.

Total compensation cost for stock-based payment arrangements totaled $2.5 and $2.3 million for the three months ended December 31, 2015 and 2014, respectively, and $5.0 and $4.0 million for the six months ended December 31, 2015 and 2014, respectively, recorded within general and administrative expense on the unaudited Condensed Consolidated Statement of Operations.

Long-Lived Asset Impairment Assessments, Excluding Goodwill:
The Company assesses impairment of long-lived assets at the individual salon level, as this is the lowest level for which identifiable cash flows are largely independent of other groups of assets and liabilities, when events or changes in circumstances indicate the carrying value of the assets or the asset grouping may not be recoverable. Factors considered in deciding when to perform an impairment review include significant under-performance of an individual salon in relation to expectations, significant economic or geographic trends, and significant changes or planned changes in our use of the assets. Impairment is evaluated based on the sum of undiscounted estimated future cash flows expected to result from use of the long-lived assets. If the undiscounted estimated cash flows are less than the carrying value of the assets, the Company calculates an impairment charge based on the estimated fair value of the assets. The fair value of the long-lived assets is estimated using a discounted cash flow model based on the best information available, including salon level revenues and expenses. Long-lived asset impairment charges of $5.0 and $7.0 million have been recorded within depreciation and amortization in the Consolidated Statement of Operations for the six months ended December 31, 2015 and 2014, respectively.

Revisions:

As disclosed in Note 1 of the Form 10-K for the fiscal year ended June 30, 2015, the Company revised certain prior year amounts. The following is a summary of the impact the revisions had on net loss:

	For the Periods Ended December 31, 2014
	Three Months	Six Months
	(Dollars in thousands)
Net loss, as reported	$(19,071)	$(28,123)
Revisions:
Deferred rent, pre-tax (1)	38	(189)
Previous out of period items, pre-tax (2)	1,506	1,586
Tax impact	864	220
Total revision impact	2,408	1,617

Net loss, as revised	$(16,663)	$(26,506)
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

The Company assessed the materiality of these misstatements on prior periods' financial statements in accordance with SEC Staff Accounting Bulletin ("SAB") No. 99, Materiality, codified in ASC 250 ("ASC 250"), Presentation of Financial Statements, and concluded these misstatements were not material to any prior annual or interim periods. Accordingly, in accordance with ASC 250 (SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements), the unaudited Condensed Consolidated Financial Statements as of December 31, 2014, which are presented herein, have been revised. The following are selected line items from the Company's unaudited Condensed Consolidated Financial Statements illustrating the effect of these revisions:

	CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
	(Dollars in thousands, except per share data)
	For the Periods Ended December 31, 2014
	Three Months			Six Months
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Site operating expenses	$46,875	$(1,506)	$45,369	$98,527	$(1,586)	$96,941
Rent	76,928	(38)	76,890	154,397	189	154,586
Loss before income taxes and equity in loss of affiliated companies	(3,643)	1,544	(2,099)	(7,475)	1,397	(6,078)
Income taxes	(3,456)	864	(2,592)	(9,068)	220	(8,848)
Net loss	$(19,071)	$2,408	$(16,663)	$(28,123)	$1,617	$(26,506)

Net loss per share:
Basic and diluted earnings per share (1)	$(0.35)	$0.04	$(0.30)	$(0.51)	$0.03	$(0.48)
_______________________________________________________________________________

(1)	Total is a recalculation; line items calculated individually may not sum to total due to rounding.

	CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
	(Dollars in thousands)
	For the Periods Ended December 31, 2014
	Three Months			Six Months
	As Previously Reported	Revision	As Revised	As Previously Reported	Revision	As Revised
Net loss	$(19,071)	$2,408	$(16,663)	$(28,123)	$1,617	$(26,506)
Comprehensive loss	$(23,294)	$2,408	$(20,886)	$(36,968)	$1,617	$(35,351)

	CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	(Dollars in thousands)
	Six Months Ended December 31, 2014
	As Previously Reported	Revision	As Revised
Cash flows from operating activities:
Net loss	$(28,123)	$1,617	$(26,506)
Deferred income taxes	6,542	(183)	6,359
Changes in operating assets and liabilities, excluding the effects of acquisitions	633	(1,434)	(801)
Recent Accounting Standards Adopted by the Company:

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued updated guidance requiring all deferred tax assets and liabilities be presented as noncurrent. This guidance is effective for the Company in the first quarter of fiscal year 2018, with early adoption permitted. The Company early adopted this guidance in the second quarter of fiscal 2016, prospectively. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Accounting Standards Recently Issued But Not Yet Adopted by the Company:

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("FASB") issued updated guidance for revenue recognition. The updated accounting guidance provides a comprehensive new revenue recognition model that requires a Company to recognize revenue to depict the exchange for goods or services to a customer at an amount that reflects the consideration it expects to receive for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. The guidance was effective for the Company beginning in the first quarter of fiscal year 2018. In July 2015, the FASB deferred the effective date one year and the guidance is now effective for the Company in the first quarter of fiscal year 2019. Early adoption as of the original effective date will be permitted. The standard allows for either full retrospective adoption, meaning the standard is applied to all of the periods presented, or modified retrospective adoption, meaning the standard is applied only to the most current period presented in the financial statements. The Company does not expect the adoption of this update to have a material impact on the Company's consolidated financial statements and is evaluating the effect this guidance will have on its related disclosures.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued updated guidance requiring debt issuance costs related to a recognized debt liability to be presented in the consolidated balance sheet as a direct reduction from the carrying amount of the debt liability. The guidance is effective for the Company in the first quarter of fiscal year 2017. The Company does not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

2.	INVESTMENT IN AFFILIATES:

Empire Education Group, Inc. (EEG)

As of December 31, 2015, the Company had a 54.6% ownership interest in EEG and no remaining investment value, resulting from a full impairment of the Company's investment in EEG in December 2015. During the three months ended December 31, 2015 and 2014, the Company recorded $0.9 and $7.3 million, respectively, and during the six months ended December 31, 2015 and 2014, the Company recorded $1.8 and $6.9 million, respectively, of equity losses related to its investment in EEG.

During the three months ended December 31, 2015, the Company recorded a $13.0 million other than temporary non-cash impairment charge to fully impair its investment in EEG as a result of significantly lower financial projections due to continued declines in enrollment, revenue and profitability. The full impairment of the investment follows previous non-cash impairment charges, EEG's impairment of goodwill and its establishment of a deferred tax valuation allowance in prior quarters. While the Company could be responsible for certain liabilities associated with this venture, the Company does not currently expect them to have a material impact on the Company's financial position.

The equity losses for the three and six months ended December 31, 2014 included a non-cash impairment charge of $4.7 million and the Company's share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million.

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

The table below presents the summarized Statement of Operations information for EEG:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
(Unaudited)	(Dollars in thousands)
Gross revenues	$33,724	$38,208	$69,664	$78,801
Gross profit	7,365	8,734	15,406	19,341
Operating loss	(1,819)	(1,184)	(3,290)	(704)
Net loss	(1,805)	(13,449)	(3,358)	(13,007)

3.	EARNINGS PER SHARE:

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

For the three months ended December 31, 2015 and 2014, 592,664 and 169,023, respectively, and for the six months ended December 31, 2015 and 2014, 405,015 and 124,625, respectively, of common stock equivalents of potentially dilutive common stock, were excluded from the diluted earnings per share calculation due to the net loss from continuing operations.

The computation of weighted average shares outstanding, assuming dilution, excluded 2,097,378 and 1,915,248 of stock-based awards during the three months ended December 31, 2015 and 2014, respectively, and 2,210,212 and 1,838,695 of stock-based awards during the six months ended December 31, 2015 and 2014, respectively, as they were not dilutive under the treasury stock method. The computation of weighted average shares outstanding for the six months ended December 31, 2014 also excluded 922,527 of shares from convertible debt as they were not dilutive.

4.	SHAREHOLDERS’ EQUITY:

Additional Paid-In Capital:

The $71.8 million decrease in additional paid-in capital during the six months ended December 31, 2015 was primarily due to $77.0 million of common stock repurchases, partly offset by $5.0 million of stock-based compensation.

During the three and six months ended December 31, 2015, the Company repurchased 2,543,937 shares for $33.3 million and 5,962,994 shares for $77.0 million, respectively, under a previously approved stock repurchase program. At December 31, 2015, $34.0 million remains outstanding under the approved stock repurchase program. In January 2016, the Company's Board of Directors authorized an additional $50.0 million for share repurchases.

5.	INCOME TAXES:

During the three and six months ended December 31, 2015, the Company recognized tax benefits of $4.2 and $1.4 million, respectively, with corresponding effective tax rates of 98.6% and 99.2%. During the three and six months ended December 31, 2014, the Company recognized tax expense of $2.6 and $8.8 million, respectively, with corresponding effective tax rates of (123.5)% and (145.6)%.

The recorded income tax provision and effective tax rates for the three and six months ended December 31, 2015 and 2014 were different than what would normally be expected and will continue to vary from quarter to quarter. This variation results from the valuation allowance impact on tax benefits related to certain indefinite-lived assets. This non-cash impact will continue as long as the Company has a valuation allowance against most of its deferred tax assets.

The Company’s U.S. federal income tax returns for the fiscal years 2010 through 2013 have been examined by the Internal Revenue Service (IRS) and are moving to the IRS Appeals Division for outstanding IRS proposed audit adjustments with which the Company disagrees. The Company believes its income tax positions will be sustained and intends to vigorously defend the positions that are with the IRS Appeals Division. All earlier tax years are closed to U.S. federal income tax examination. With limited exceptions, the Company is no longer subject to state and international income tax examinations by tax authorities for years before 2011.

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. In September 2015, the court denied the plaintiff's motion for an award of fees. The plaintiff had 60 days to appeal the court's decision. This matter is now concluded.

See Note 5 to the unaudited Condensed Consolidated Financial Statements for discussion regarding the status of certain issues that have resulted from the IRS' audits. In addition, the Company is currently under payroll tax examination by the IRS for calendar years 2012 through 2014.

7.    GOODWILL AND OTHER INTANGIBLES:

The table below contains details related to the Company’s recorded goodwill:

	December 31, 2015			June 30, 2015
	Gross Carrying Value (3)	Accumulated Impairment (1)	Net	Gross Carrying Value	Accumulated Impairment (1)	Net
	(Dollars in thousands)
Goodwill	$668,556	$(253,661)	$414,895	$672,614	$(253,661)	$418,953
_____________________________

(1)	The table below contains additional information regarding accumulated impairment losses:

Fiscal Year	Impairment Charge	Reporting Unit (2)
	(Dollars in thousands)
2009	$(41,661)	International
2010	(35,277)	North American Premium
2011	(74,100)	North American Value
2012	(67,684)	North American Premium
2014	(34,939)	North American Premium
Total	$(253,661)
_____________________________
(2)     See Note 10 to the unaudited Condensed Consolidated Financial Statements.
(3)     The change in the gross carrying value of goodwill relates to foreign currency.

The table below presents other intangible assets:

	December 31, 2015			June 30, 2015
	Cost (1)	Accumulated Amortization (1)	Net	Cost (1)	Accumulated Amortization (1)	Net
	(Dollars in thousands)
Amortized intangible assets:
Brand assets and trade names	$7,872	$(3,473)	$4,399	$8,415	$(3,551)	$4,864
Franchise agreements	9,469	(6,695)	2,774	10,093	(6,934)	3,159
Lease intangibles	14,493	(8,256)	6,237	14,601	(7,960)	6,641
Other	5,876	(3,609)	2,267	6,115	(3,710)	2,405
	$37,710	$(22,033)	$15,677	$39,224	$(22,155)	$17,069
_____________________________

(1)	The change in the gross carrying value and accumulated amortization of other intangible assets relates to foreign currency.

8.	FINANCING ARRANGEMENTS:

The Company’s long-term debt consists of the following:

			Amounts outstanding
	Maturity Dates	Interest Rate	December 31, 2015	June 30, 2015
	(fiscal year)		(Dollars in thousands)
Convertible senior notes	2015	5.00%	$—	$—
Senior term notes - 5.75%	2018	5.75	—	120,000
Senior term notes - 5.50%	2020	5.50	120,060	—
Revolving credit facility	2018	—	—	—
Equipment and leasehold notes payable	2015 - 2016	4.90 - 8.75	—	2
			120,060	120,002
Less current portion			—	(2)
Long-term portion			$120,060	$120,000

Convertible Senior Notes

In July 2014, the Company settled its $172.5 million 5.0% convertible senior notes in cash. The notes were unsecured, senior obligations of the Company and interest was payable semi-annually in arrears on January 15 and July 15 of each year. Interest expense related to the 5.0% contractual interest coupon and amortization of the debt discount was $0.4 and $0.3 million for the six months ended December 31, 2014, respectively.

Senior Term Notes

In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes). The Senior Term Notes were issued at a $3.0 million discount which will be amortized to interest expense over the term of the notes. The Company accounted for this non-cash exchange as a debt modification, as it was with the same lenders and the changes in terms were not considered substantial. Interest on the Senior Term Notes is payable semi-annually in arrears on June 1 and December 1 of each year. The Senior Term Notes are unsecured and not guaranteed by any of the Company’s subsidiaries or any third parties.

The following table contains details related to the Company's Senior Term Notes:

December 31, 2015
(Dollars in thousands)
Principal amount on the Senior Term Notes	$123,000
Unamortized debt discount	(2,940)
Net carrying amount of Senior Term Notes	$120,060

Revolving Credit Facility

As of December 31, 2015 and June 30, 2015, the Company had no outstanding borrowings under this facility. Additionally, the Company had outstanding standby letters of credit under the facility of $1.6 and $2.1 million at December 31, 2015 and June 30, 2015, respectively, primarily related to the Company's self-insurance program. Unused available credit under the facility at December 31, 2015 and June 30, 2015 was $398.4 and $397.9 million, respectively.

In January 2016, the Company amended its $400.0 million revolving credit facility primarily reducing the borrowing capacity from $400.0 to $200.0 million. Unused available credit under the facility at January 28, 2016 was $198.4 million.

The Company was in compliance with all covenants and requirements of its financing arrangements as of and during the three months ended December 31, 2015.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of December 31, 2015 and June 30, 2015, the Company’s cash, cash equivalents, restricted cash, receivables, accounts payable and debt approximated their carrying values. The estimated fair value of the Company's debt is based on Level 2 inputs.

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

During the three and six months ended December 31, 2015, the Company recorded $2.4 and $5.0 million of long-lived asset impairment charges. See Note 1 to the unaudited Condensed Consolidated Financial Statements. During the three months ended December 31, 2015, the Company's investment in EEG was fully impaired resulting in a non-cash impairment charge of $13.0 million. During the three months ended December 31, 2014, the Company recorded a non-cash impairment charge of $4.7 million and its share of a non-cash deferred tax asset valuation allowance recorded by EEG of $6.9 million. See Note 2 to the unaudited Condensed Consolidated Financial Statements. These impairment charges are based on fair values using Level 3 inputs.

10.	SEGMENT INFORMATION:

Segment information is prepared on the same basis the chief operating decision maker reviews financial information for operational decision-making purposes.

As of December 31, 2015, the Company’s reportable operating segments consisted of the following salons:

	Company-owned	Franchised	Total
North American Value	5,855	2,427	8,282
North American Premium	726	—	726
International	347	—	347
Total	6,928	2,427	9,355

The North American Value operating segment is comprised primarily of SmartStyle, Supercuts, MasterCuts, Cost Cutters, and other regional trade names. The North American Premium operating segment is comprised primarily of the Regis salon concept and the International operating segment includes Supercuts, Regis and Sassoon salon concepts.

The Company's operating segment results were as follows:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands)
Revenues:
North American Value	$349,251	$345,733	$698,222	$700,109
North American Premium	73,022	78,751	146,177	157,786
International	28,194	31,403	56,198	62,543
	$450,467	$455,887	$900,597	$920,438

Operating income (loss) (1):
North American Value	$28,061	$27,675	$58,610	$56,831
North American Premium	(3,900)	(2,249)	(6,323)	(6,809)
International	(607)	396	(501)	1,026
Total segment operating income	23,554	25,822	51,786	51,048
Unallocated Corporate	(26,437)	(26,493)	(50,393)	(52,473)
Operating (loss) income	$(2,883)	$(671)	$1,393	$(1,425)
_____________________________

(1)	Amounts for fiscal year 2015 have been revised. See Note 1 to the unaudited Condensed Consolidated Financial Statements.

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

As of December 31, 2015, we owned, franchised or held ownership interests in 9,561 worldwide locations. Our locations consisted of 9,355 system-wide North American and International salons, and 206 locations in which we maintain a non-controlling ownership interest less than 100 percent. Each of the Company’s salon concepts generally offer similar salon products and services and serve the mass market. As of December 31, 2015, we had approximately 47,000 corporate employees worldwide.

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

Prior year amounts for the three and six months ended December 31, 2014 and 2013 have been revised. The following is a summary of the impact of revisions on net loss for the three and six months ended December 31, 2014. See Note 1 to the unaudited Condensed Consolidated Financial Statements for further detail regarding these revisions:

	For the Periods Ended December 31, 2014
	Three Months	Six Months
	(Dollars in thousands)
Net loss, as reported	$(19,071)	$(28,123)
Revisions:
Deferred rent, pre-tax (1)	38	(189)
Previous out of period items, pre-tax (2)	1,506	1,586
Tax impact	864	220
Total revision impact	2,408	1,617

Net loss, as revised	$(16,663)	$(26,506)
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

	For the Periods Ended December 31,
	Three Months						Six Months
	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014	2015	2014
	($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase		($ in millions)		% of Total Revenues		Basis Point (Decrease) Increase
Service revenues	$340.5	$350.3	75.6%	76.8%	(120)	(30)	$690.7	$715.1	76.7%	77.7%	(100)	(50)
Product revenues	98.3	94.7	21.8	20.8	100	(10)	186.3	183.5	20.7	19.9	80	20
Franchise royalties and fees	11.7	10.9	2.6	2.4	20	30	23.7	21.9	2.6	2.4	20	30

Cost of service (1)	216.7	219.2	63.6	62.6	100	70	434.4	442.9	62.9	61.9	100	70
Cost of product (2)	50.4	48.8	51.3	51.6	(30)	—	93.4	93.8	50.2	51.1	(90)	—
Site operating expenses	47.4	45.4	10.5	10.0	50	(70)	95.2	96.9	10.6	10.5	10	(40)
General and administrative	47.4	46.7	10.5	10.2	30	160	91.9	91.9	10.2	10.0	20	100
Rent	74.5	76.9	16.5	16.9	(40)	10	149.3	154.6	16.6	16.8	(20)	(10)
Depreciation and amortization	17.0	19.6	3.8	4.3	(50)	(100)	34.9	41.8	3.9	4.5	(60)	(70)

Interest expense	2.4	2.5	0.5	0.5	—	(60)	4.7	5.6	0.5	0.6	(10)	(40)
Interest income and other, net	1.0	1.0	0.2	0.2	—	10	1.9	0.9	0.2	0.1	10	—

Income taxes (3)	4.2	(2.6)	98.6	(123.5)	N/A	N/A	1.4	(8.8)	99.2	(145.6)	N/A	N/A
Equity in loss of affiliated companies, net of income taxes	13.9	12.0	3.1	2.6	50	320	14.8	11.6	1.6	1.3	30	180
_____________________________

(1)	Computed as a percent of service revenues and excludes depreciation and amortization expense.

(2)	Computed as a percent of product revenues and excludes depreciation and amortization expense.

(3)
Computed as a percent of loss before income taxes and equity in loss of affiliated companies. The income taxes basis point change is noted as not applicable (N/A) as the discussion within MD&A is related to the effective income tax rate.

Consolidated Revenues

Consolidated revenues primarily include revenues of company-owned salons, product and equipment sales to franchisees, and franchise royalties and fees. The following tables summarize revenues and same-store sales by concept as well as the reasons for the percentage change:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
	(Dollars in thousands)
North American Value salons:
SmartStyle	$131,470	$122,677	$259,525	$246,149
Supercuts	85,220	84,049	171,742	170,769
MasterCuts	27,616	29,678	55,012	59,730
Other Value	104,945	109,329	211,943	223,461
Total North American Value salons	349,251	345,733	698,222	700,109
North American Premium salons	73,022	78,751	146,177	157,786
International salons	28,194	31,403	56,198	62,543
Consolidated revenues	$450,467	$455,887	$900,597	$920,438
Percent change from prior year	(1.2)%	(2.7)%	(2.2)%	(1.8)%
Salon same-store sales increase (decrease) (1)	2.2%	(0.3)%	1.4%	0.2%
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

Decreases in consolidated revenues were driven by the following:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
Factor	2015	2014	2015	2014
Same-store sales	2.2%	(0.3)%	1.4%	0.2%
Closed salons	(2.7)	(2.7)	(2.8)	(2.5)
New stores and conversions	0.6	0.6	0.6	0.7
Foreign currency	(1.5)	(0.6)	(1.6)	(0.3)
Other	0.2	0.3	0.2	0.1
	(1.2)%	(2.7)%	(2.2)%	(1.8)%

Same-store sales by concept are detailed in the table below:

	For the Three Months Ended December 31,		For the Six Months Ended December 31,
	2015	2014	2015	2014
SmartStyle	6.8%	2.2%	5.2%	2.9%
Supercuts	2.9	0.3	2.6	1.2
MasterCuts	(2.1)	(4.1)	(2.9)	(3.2)
Other Value	0.9	(0.3)	0.3	(0.3)
North American Value same-store sales	3.3	0.4	2.4	0.9
North American Premium same-store sales	(1.4)	(3.2)	(2.0)	(2.8)
International same-store sales	(2.8)	0.9	(1.4)	0.3
Consolidated same-store sales	2.2%	(0.3)%	1.4%	0.2%

The same-store sales increase of 2.2% and 1.4% during the three and six months ended December 31, 2015, respectively, were due to increases of 3.9% and 3.0%, respectively, in average ticket, partly offset by decreases of 1.7% and 1.6%, respectively, in guest visits. The Company constructed (net of relocations) and closed 79 and 209 company-owned salons, respectively, during the twelve months ended December 31, 2015 and sold (net of buybacks) 84 company-owned salons to franchisees during the same period.

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

Service Revenues

Decreases of $9.8 and $24.4 million in service revenues during the three and six months ended December 31, 2015, respectively, were primarily due to the closure of 209 company-owned salons, sale (net of buybacks) of 84 company-owned salons to franchisees during the twelve months ended December 31, 2015 and foreign currency fluctuations, partly offset by same-store service sales increases of 0.9% and 0.6%, respectively, and the construction (net of relocations) of 79 company-owned salons during the same period. Increases in same-store service sales were primarily the result of 2.9% and 2.1% increases in average ticket, respectively, due to mix of service and pricing, partly offset by 2.0% and 1.5% decreases in same-store guest visits, respectively, during the three and six months ended December 31, 2015.

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

Product Revenues

Increases of $3.6 and $2.8 million in product revenues during the three and six months ended December 31, 2015, respectively, were primarily due to same-store product sales increases of 7.2% and 4.8%, respectively, and revenues from the construction (net of relocations) of 79 salons during the twelve months ended December 31, 2015, partly offset by the closure of 209 company-owned salons, sale (net of buybacks) of 84 company-owned salons to franchisees during the same period and foreign currency fluctuations. The same-store product sales results were driven by a strong holiday promotion and improved execution as more service guests purchased retail product, resulting in average ticket increases of 2.6% and 0.7% and guest traffic increases of 4.6% and 4.1%, during the three and six months ended December 31, 2015, respectively.

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

Royalties and Fees

Total franchised locations open at December 31, 2015 were 2,427 as compared to 2,246 at December 31, 2014. Increases of $0.8 and $1.7 million in royalties and fees for the three and six months ended December 31, 2015, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Total franchised locations open at December 31, 2014 were 2,246 as compared to 2,123 at December 31, 2013. Increases of $1.2 and $2.2 million in royalties and fees for the three and six months ended December 31, 2014, respectively compared to the prior year period were primarily due to the increased number of franchised locations and same-store sales increases at franchised locations.

Cost of Service

The 100 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2015, respectively, were primarily the result of stylist productivity and state minimum wage increases.

The 70 basis point increases in cost of service as a percent of service revenues during the three and six months ended December 31, 2014, respectively, were primarily the result of higher field incentives as the Company anniversaried an incentive-lite year, state minimum wage increases, higher payroll taxes and the lapping of certain one-time benefits related to payroll taxes, partly offset by improved stylist productivity. Partly offsetting the basis point increase for the three and six months ended December 31, 2014 was a decrease in health care costs due to lower participation levels compared to the prior year.

Cost of Product

The 30 and 90 basis point decreases in cost of product as a percent of product revenues during the three and six months ended December 31, 2015, respectively, were primarily due to improved salon-level inventory management, lapping prior year commissions and higher vendor cash discounts, partly offset by planned holiday promotional activities.

Cost of product as a percent of product revenues during the three and six months ended December 31, 2014 was flat to the comparable period, as the rate impact of higher promotional activity in the period was offset by lapping certain one-time costs associated with salon closures.

Site Operating Expenses

Site operating expenses increased (decreased) by $2.0 and $(1.7) million during the three and six months ended December 31, 2015, respectively. The 50 basis points increase in site operating expenses as a percentage of consolidated revenues during the three months ended December 31, 2015 was primarily a result of lapping a prior year self-insurance benefit, partly offset by a net reduction in salon counts and foreign currency. The 10 basis point increase in site operating expenses as a percentage of consolidated revenues during the six months ended December 31, 2015 was primarily a result of timing of marketing expenses, lapping a prior year self-insurance benefit and freight costs, partly offset by a net reduction in salon counts.

The decreases of $4.8 and $5.3 million, or 70 and 40 basis points in site operating expenses as a percentage of consolidated revenues during the three and six months ended December 31, 2014, respectively, were primarily a result of cost savings associated with utilities and telephone expense and timing of marketing expenses.

General and Administrative (G&A)

The increases of $0.7 and $0.1 million, or 30 and 20 basis points as a percent of consolidated revenues during the three and six months ended December 31, 2015, respectively, in G&A were primarily driven by higher legal fees, senior term note modification fees and planned strategic investments in Technical Education. These increases were partly offset by lapping certain costs in the prior year quarter, cost savings and foreign currency.

The increases of $6.5 and $7.2 million, or 160 and 100 basis points as a percentage of consolidated revenues during the three and six months ended December 31, 2014, respectively, in G&A were primarily driven by the lapping of a favorable deferred compensation adjustment within our Unallocated Corporate segment and the reversal of incentive compensation accruals in the prior comparable periods, partly offset by the lapping of legal and professional fees associated with the Company's ongoing review of non-core assets. Also contributing to the increases were higher incentive compensation levels as the Company anniversaries against an incentive-lite year and planned strategic investments in Asset Protection and Human Resource initiatives, partly offset by cost savings.

Rent

Rent expense decreased $2.4 and $5.3 million, or 40 and 20 basis points as a percent of consolidated revenues during the three and six months ended December 31, 2015, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation.

Rent expense decreased $1.9 and $3.6 million during the three and six months ended December 31, 2014, respectively, due to salon closures and foreign currency fluctuations, partly offset by rent inflation. The 10 basis point increase in rent expense as a percent of consolidated revenues during the three months ended December 31, 2014 was due to negative leverage caused by same-store sales declines. The 10 basis point decrease in rent expense as a percent of consolidated revenues during the six months ended December 31, 2014 was due to salon closures.

Depreciation and Amortization (D&A)

The decreases of $2.6 and $6.9 million, or 50 and 60 basis points, in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2015, respectively, were primarily due to salon closures and reduced salon asset impairments in the North American Value and Premium segments.

The decreases of $5.1 and $6.7 million, or 100 and 70 basis points in D&A as a percent of consolidated revenues during the three and six months ended December 31, 2014, respectively, were primarily due to lower fixed asset balances and store closures during the three and six months ended December 31, 2014. In addition, prior comparable periods included accelerated depreciation expense associated with a leased building in conjunction with the Company's headquarters consolidation recorded in our Unallocated Corporate segment and higher depreciation expense related to the Company's POS and salon workstations that were installed in the fourth quarter of fiscal year 2013.

Interest Expense

Interest expense decreased $0.1 and $0.8 million, or 0 and 10 basis points as a percent of consolidated revenues for the three and six months ended December 31, 2015, respectively. The decrease during the six months ended December 31, 2015 was due to the settlement of the $172.5 million convertible senior notes in July 2014.

The decreases of $2.7 and $4.1 million, or 60 and 40 basis points in interest expense as a percent of consolidated revenues for the three and six months ended December 31, 2014, respectively, were primarily due to the settlement of the $172.5 million convertible senior notes in July 2014, partly offset by interest on the $120.0 million Senior Term Notes issued in November 2013.

Interest Income and Other, net

Interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2015 was flat to the comparable prior period. The $1.0 million or 10 basis point increase in interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2015 was primarily due to lapping a prior year foreign currency loss and gain on salon assets sold.

The $0.7 million or 10 basis point increase in interest income and other, net as a percent of consolidated revenues during the three months ended December 31, 2014 was comprised of gains on salon assets sold and interest income. Interest income and other, net as a percent of consolidated revenues during the six months ended December 31, 2014 was flat to the comparable prior period.

Income Taxes

During the three and six months ended December 31, 2015, the Company recognized tax benefits of $4.2 and $1.4 million, respectively, with corresponding effective tax rates of 98.6% and 99.2%. During the three and six months ended December 31, 2014, the Company recognized tax expense of $2.6 and $8.8 million, respectively, with corresponding effective tax rates of (123.5)% and (145.6)%.

The recorded income tax provision and effective tax rates for the three and six months ended December 31, 2015 and 2014 were different than what would normally be expected and will continue to vary from quarter to quarter. This variation results from the valuation allowance impact on tax benefits related to certain indefinite-lived assets. This non-cash impact will continue as long as the Company has a valuation allowance against most of its deferred tax assets and is expected to approximate $8.0 million of expense for fiscal year 2016. The income tax benefit for the quarter and year-to-date period ended December 31, 2015 includes non-cash benefits of $3.6 and $1.9 million, respectively, related to these indefinite-lived assets.

Additionally, the Company is currently paying taxes in Canada and certain states in which it has profitable entities.

See Note 5 to the unaudited Condensed Consolidated Financial Statements.

Equity in Loss of Affiliated Companies, Net of Income Taxes

The equity in loss of affiliated companies of $13.9 and $14.8 million during the three and six months ended December 31, 2015, respectively, was the result of the Company's share of EEG's net losses during those periods and the Company's other than temporary non-cash impairment charge during the three and six months ended December 31, 2015. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

The equity in income of affiliated companies of $12.0 and $11.6 million during the three and six months ended December 31, 2014, respectively, was the result of the Company's portion of the non-cash deferred tax asset valuation allowance that was recorded by EEG and the Company's other than temporary non-cash impairment charge during the three and six months ended December 31, 2014. See Note 2 to the unaudited Condensed Consolidated Financial Statements.

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

As of December 31, 2015, cash and cash equivalents were $130.2 million, with $113.8, $5.6 and $10.8 million within the United States, Canada, and Europe, respectively.

In December 2015, the Company exchanged its $120.0 million 5.75% senior notes due December 2017 for $123.0 million 5.5% senior notes due December 2019 (Senior Term Notes), providing reasonably priced liquidity for an additional two years. See Note 8 to the unaudited Condensed Consolidated Financial Statements.

We have a $400.0 million five-year senior unsecured revolving credit facility with a syndicate of banks that expires in June 2018. As of December 31, 2015, the Company had no outstanding borrowings under the facility, outstanding standby letters of credit of $1.6 million and unused available credit of $398.4 million. In January 2016, the Company amended its $400.0 million revolving credit facility, primarily reducing the borrowing capacity from $400.0 to $200.0 million. This amendment was driven by the Company's desire to right-size the credit facility now that the senior term notes have been extended to December 2019 and to reduce unused commitment fees. Unused available credit under the facility at January 28, 2016 was $198.4 million.

Our ability to access our revolving credit facility is subject to our compliance with the terms and conditions of such facility including a maximum leverage ratio, a minimum fixed charge ratio and other covenants and requirements. At December 31, 2015, we were in compliance with all covenants and other requirements of our credit agreement and senior notes.

Uses of Cash

The Company has a capital allocation policy that focuses on three key principles. These principles focus on preserving a strong balance sheet and enhancing operating flexibility, preventing unnecessary dilution so the benefits of future value accrue to shareholders and deploying capital to the highest and best use by optimizing the tradeoff between risk and after-tax returns.

During the six months ended December 31, 2015, the Company repurchased approximately 6.0 million shares of common stock for $77.0 million at an average share price, excluding transaction costs, of $12.90.

Cash Flows

Cash Flows from Operating Activities

During the six months ended December 31, 2015, cash provided by operating activities of $11.9 million decreased by $25.7 million compared to the prior comparable period, due to higher inventory purchases to support increases in retail sales and enhanced incentive payouts in the current year.

During the six months ended December 31, 2014, cash provided by operating activities of $37.6 million decreased by $11.6 million compared to the prior comparable period, primarily as a result of fewer stores year over year contributing operating income and a decrease in cash provided by working capital.

Cash Flows from Investing Activities

During the six months ended December 31, 2015, cash used in investing activities of $15.4 million was primarily for capital expenditures of $15.7 million and a change in restricted cash of $0.9 million, partly offset by cash proceeds from sale of salon assets of $1.2 million.

During the six months ended December 31, 2014, cash used in investing activities of $21.1 million was primarily for capital expenditures of $22.5 million, partly offset by cash proceeds from sale of salon assets of $1.4 million.

Cash Flows from Financing Activities

During the six months ended December 31, 2015, cash used in financing activities of $77.7 million was for repurchases of common stock and the purchase of an additional 24% ownership interest in Roosters MGC International LLC for $0.7 million. During the six months ended December 31, 2014, cash used in financing activities of $196.6 million was primarily for repayments of long-term debt of $173.7 million and repurchases of common stock of $22.9 million.

Financing Arrangements

See Note 8 of the Notes to the unaudited Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for the quarter ended December 31, 2015 and Note 7 of the Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015, for additional information regarding our financing arrangements.

Debt to Capitalization Ratio

Our debt to capitalization ratio, calculated as total debt as a percentage of total debt and shareholders’ equity at fiscal quarter end, were as follows:

As of	Debt to Capitalization	Basis Point Increase (Decrease) (1)
December 31, 2015	18.4%	230
June 30, 2015	16.1%	(1,300)
_____________________________
(1)    Represents the basis point change in debt to capitalization as compared to prior fiscal year end (June 30).

The 230 basis point increase in the debt to capitalization ratio as of December 31, 2015 compared to June 30, 2015, is primarily due to the repurchase of approximately 6.0 million shares of common stock for $77.0 million during the six months ended December 31, 2015.

The basis point improvement in the debt to capitalization ratio as of June 30, 2015 compared to June 30, 2014 was primarily due to the $173.8 million repayment of long-term debt, which included $172.5 million for the repayment of the convertible notes. This was partly offset by the repurchase of 3.1 million shares of common stock for $47.9 million.

Share Repurchase Program

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In the first quarter of fiscal 2016, the Company's Board of Directors authorized an additional $50.0 million for share repurchases resulting in a total of $400.0 million authorized at December 31, 2015. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. During the three and six months ended December 31, 2015, the Company repurchased 2,543,937 shares for $33.3 million and 5,962,994 shares for $77.0 million, respectively. At December 31, 2015, $34.0 million remained outstanding under the approved stock repurchase program.

In January 2016, the Company's Board of Directors authorized an additional $50.0 million for share repurchases resulting in a total of $450.0 million authorized at January 28, 2016.

SAFE HARBOR PROVISIONS UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q, as well as information included in, or incorporated by reference from, future filings by the Company with the Securities and Exchange Commission and information contained in written material, press releases and oral statements issued by or on behalf of the Company contains or may contain “forward-looking statements” within the meaning of the federal securities laws, including statements concerning anticipated future events and expectations that are not historical facts. These forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this document reflect management’s best judgment at the time they are made, but all such statements are subject to numerous risks and uncertainties, which could cause actual results to differ materially from those expressed in or implied by the statements herein. Such forward-looking statements are often identified herein by use of words including, but not limited to, “may,” “believe,” “project,” “forecast,” “expect,” “estimate,” “anticipate,” and “plan.” In addition, the following factors could affect the Company’s actual results and cause such results to differ materially from those expressed in forward-looking statements. These factors include the continued ability of the Company to execute on our strategy and build on the foundational initiatives that we have implemented; the success of our stylists and our ability to attract, train and retain talented stylists; changes in regulatory and statutory laws; changes in tax rates; the effect of changes to healthcare laws; our ability to manage cyber threats and protect the security of sensitive information about our guests, employees, vendors or Company information; reliance on management information systems; reliance on external vendors; changes in distribution channels of manufacturers; financial performance of our franchisees; internal control over the accounting for leases; competition within the personal hair care industry; changes in interest rates and foreign currency exchange rates; failure to standardize operating processes across brands; the ability of the Company to maintain satisfactory relationships with certain companies and suppliers; the continued ability of the Company to implement cost reduction initiatives; compliance with debt covenants; changes in economic conditions; financial performance of Empire Education Group; changes in consumer tastes and fashion trends; or other factors not listed above. Additional information concerning potential factors that could affect future financial results is set forth in the Company’s Annual Report on Form 10-K for the year ended June 30, 2015. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made in our subsequent annual and periodic reports filed or furnished with the SEC on Forms 10-K, 10-Q and 8-K and Proxy Statements on Schedule 14A.

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

Management, with the participation of the CEO and CFO, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-5(e) and 15d-15(e) promulgated under the Exchange Act) as of the end of the period. Based on their evaluation, our CEO and CFO concluded that our disclosure controls and procedures continue to be ineffective as of December 31, 2015 due to the material weakness previously reported in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015, which has not yet been fully remediated.

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

Management's Plan for Remediation

The Company is continuing to implement changes to our internal control over financial reporting to remediate the identified control deficiencies. We are continuing to take action on the following remediation steps disclosed in Item 9A of our Form 10-K for the fiscal year ended June 30, 2015 to strengthen our overall internal control over accounting for leases:

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

In addition, the Company was a nominal defendant, and nine current and former directors and officers of the Company were named defendants, in a shareholder derivative action in Minnesota state court. The derivative shareholder action alleged that the individual defendants breached their fiduciary duties to the Company in connection with their approval of certain executive compensation arrangements and certain related party transactions. The Board of Directors appointed a Special Litigation Committee to investigate the claims and allegations made in the derivative action, and to decide on behalf of the Company whether the claims and allegations should be pursued. In April 2014, the Special Litigation Committee issued a report and concluded the claims and allegations should not be pursued, and in September 2014 the case was dismissed by court order. In a collateral proceeding, the plaintiff filed a motion for an award of fees in November 2014. In September 2015, the court denied the plaintiff's motion for an award of fees. The plaintiff had 60 days to appeal the court's decision. This matter is now concluded.

Item 1A.  Risk Factors

We have updated the following risk factors affecting our business since those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the fiscal year ended June 30, 2015. The following is not an exclusive list of all risk factors the Company faces. You should consider the other risks and uncertainties discussed under Part I, Item 1A, Risk Factors within the Company’s 2015 Annual Report on Form 10-K and in any of the Company’s subsequent Securities and Exchange Commission filings.
Our business is based on the success of our stylists. It is important for us to attract, train and retain talented stylists and salon leaders.
Guest loyalty is highly dependent upon the stylists who serve our guests. In order to profitably grow our business, it is important for us to attract, train and retain talented stylists and salon leaders and to adequately staff our salons. Because the salon industry is highly-fragmented and comprised of many independent operators, the market for stylists is highly competitive. In addition, in some markets we have experienced a shortage of qualified stylists. Offering competitive wages, benefits, education and training programs are important elements to attracting and retaining great stylists. In addition, due to challenges the for-profit education industry is facing, cosmetology schools, including our joint venture EEG, have experienced declines in enrollment, revenues and profitability in recent years. If the cosmetology school industry sustains further declines in enrollment or some schools close entirely, we expect that we would have increased difficulty staffing our salons in some markets. If we are not successful in attracting, training and retaining stylists or in staffing our salons, our same-store sales could decline and our results of operations could be adversely affected.
If Empire Education Group is unsuccessful in executing its business plan or enrollment, revenue and profitability declines continue for the for-profit secondary educational market, our financial results may be affected.
We have a joint venture arrangement with Empire Education Group (EEG), an operator of accredited cosmetology schools. Due to significantly lower financial projections resulting from continued declines in EEG’s enrollment, revenue and profitability we recorded a $13.0 million non-cash impairment charge in the quarter ended December 31, 2015, resulting in a full-impairment of our investment.  If EEG is unsuccessful in executing its business plan, or if economic, regulatory and other factors, including declines in enrollment, revenue and profitability continue for the for-profit secondary education market, our financial results may be affected by certain potential liabilities related to this joint venture.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In May 2000, the Company’s Board of Directors approved a stock repurchase program. In the first quarter of fiscal 2016, the Company's Board of Directors authorized an additional $50.0 million for share repurchases resulting in a total of $400.0 million authorized at December 31, 2015. All repurchased shares become authorized but unissued shares of the Company. This repurchase program has no stated expiration date. The timing and amounts of any repurchases depend on many factors, including the market price of our common stock and overall market conditions. During the three and six months ended December 31, 2015, the Company repurchased 2,543,937 shares for $33.3 million and 5,962,994 shares for $77.0 million, respectively. As of December 31, 2015, a total accumulated 16.7 million shares have been repurchased for $366.0 million. At December 31, 2015, $34.0 million remained outstanding under the approved stock repurchase program.

In January 2016, the Company's Board of Directors authorized an additional $50.0 million for share repurchases resulting in a total of $450.0 million authorized at January 28, 2016.

The following table shows the stock repurchase activity by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Exchange Act, by month for the three months ended December 31, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased under the Plans or Programs (in thousands)

10/1/15 - 10/31/15	2,346,647	12.89	16,514,055	37,006
11/1/15 - 11/30/15	—	—	16,514,055	37,006
12/1/15 - 12/31/15	197,290	15.19	16,711,345	34,010
Total	2,543,937	$13.07	16,711,345	$34,010

Item 5.  Other Information

On January 27, 2016, the Company entered into an amendment to its revolving credit facility which reduced the borrowing capacity from $400.0 to $200.0 million. The amendment is attached hereto as Exhibit 10(c).

Item 6.  Exhibits

Exhibit 10(a)	Form of Exchange Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Report on Form 8-K filed on December 4, 2015.)

Exhibit 10(b)
Indenture dated December 1, 2015 by and between Regis Corporation and Wells Fargo Bank, National Association. (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K filed on December 4, 2015.)

Exhibit 10(c)
First Amendment, dated January 27, 2016, to the Sixth Amended and Restated Credit Agreement, dated June 11, 2013, among the Company, various financial institutions, and JPMorgan Chase Bank, N.A., as Administrative Agent.

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

Exhibit 101
The following financial information from Regis Corporation's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL) and filed electronically herewith: (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Earnings; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Condensed Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REGIS CORPORATION

Date: January 28, 2016	By:	/s/ Steven M. Spiegel
Steven M. Spiegel
Executive Vice President and Chief Financial Officer
(Signing on behalf of the registrant and as Principal Financial Officer)

Date: January 28, 2016	By:	/s/ Kersten D. Zupfer
Kersten D. Zupfer
Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)